Form 10-Q
period 1996-03-31
SUN HEALTHCARE GROUP INC
filed 1996-05-15
CIK 904978

- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

      [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                    For the quarterly period ended March 31, 1996

                                          or

      [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                           Commission File Number:  1-12040

                              SUN HEALTHCARE GROUP, INC.
                (Exact name of Registrant as specified in its charter)

                   Delaware                          85-0410612
           (State of Incorporation)               (I.R.S. Employer
                                                 Identification No.)

                                   101 Sun Lane, NE
                            Albuquerque, New Mexico  87109
                                    (505) 821-3355
                     (Address and telephone number of Registrant)


                                5131 Masthead St., NE
                            Albuquerque, New Mexico  87109
                (Former name, former address and former fiscal year,
                            if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

       Yes     X                                                       No
            -------                                                       -----

As of May 8, 1996, there were 49,037,096 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

- --------------------------------------------------------------------------------

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                        INDEX

                  FORM 10-Q  -  FOR THE QUARTER ENDED MARCH 31, 1996


- --------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

                                                           Page Numbers

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995                     3 - 4

         Consolidated Statements of Earnings
         For the three months ended March 31, 1996 and 1995           5

         Consolidated Statements of Cash Flows
         For the three months ended March 31, 1996 and 1995       6 - 7

         Notes to Consolidated Financial Statements              8 - 15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          16 - 29


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           30

Item 5.  Other Information                                           30

Item 6.  Exhibits and Reports on Form 8-K                            31

Signatures                                                           32

PART 1.   FINANCIAL INFORMATION
ITEM 1

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                            MARCH 31,       DECEMBER 31,
                  ASSETS                      1996               1995
                                             ----------     ---------------
                                            (In thousands, except share data)
Current assets:
     Cash and cash equivalents                  $17,096          $23,102
     Restricted cash                              1,782            1,914
     Accounts receivable, net of allowance
       for doubtful accounts of $10,000
       as of March 31, 1996, and $11,035
       as of December 31, 1995                  256,752          236,797
     Other receivables                           28,149           29,976
     Prepaids and other assets                   18,019           18,300
     Deferred tax asset                          20,082           27,098
                                             ----------       ----------
          Total current assets                  341,880          337,187
                                             ----------       ----------
Property and equipment, net                     226,627          201,132
Restricted cash                                      --            8,132
Goodwill, net                                   425,073          421,660
Other assets, net                                69,158           62,856
Deferred tax asset                                7,183            8,902
                                             ----------       ----------

          Total assets                       $1,069,921       $1,039,869
                                             ----------       ----------
                                             ----------       ----------


(Continued on next page)

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES



                                                 MARCH 31,       DECEMBER 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY          1996              1995
                                                 ---------       ------------
                                             (In thousands, except share data)
Current liabilities:
     Current portion of long-term debt             $15,028          $10,417
     Accounts payable                               27,834           33,000
     Accrued compensation and benefits              25,754           23,742
     Workers' compensation accrual                   6,378            6,339
     Other accrued liabilities                      25,376           26,542
                                                 ---------        ---------
         Total current liabilities                 100,370          100,040
                                                 ---------        ---------
Long-term debt, net of current portion             388,859          348,460
Other long-term liabilities                         16,280           17,052
                                                 ---------        ---------
         Total liabilities                         505,509          465,552
                                                 ---------        ---------
Minority interest                                    4,860            5,275

Commitments and contingencies

Stockholders' equity:
     Preferred stock of $.01 par value,
        authorized 5,000,000 shares,
        none issued                                     --               --
     Common stock of $.01 par value,
        authorized 100,000,000 shares,
        51,067,212 and 47,916,367 shares
        issued at March 31, 1996, and
        December 31, 1995, respectively                511              479
     Additional paid-in capital                    608,762          568,054
     Retained earnings                              16,116              777
     Cumulative translation adjustment                (356)            (268)
                                                 ---------        ---------
                                                   625,033          569,042
                                                 ---------        ---------
     Less:
          Common stock held in treasury,
              at cost 2,030,116 shares
              as of March 31, 1996                  25,069               --
          Grantor stock trust, at market
              3,050,000 shares as of
              March 31, 1996                        40,412               --
                                                 ---------        ---------
          Total stockholders' equity               559,552          569,042
                                                 ---------        ---------
          Total liabilities and stockholders'
              equity                            $1,069,921       $1,039,869
                                                 ---------        ---------
                                                 ---------        ---------


See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS


                                                THREE MONTHS ENDED MARCH 31,
                                                -------------   -------------
                                                    1996            1995
                                                -------------   -------------
                                              (In thousands, except share data)
Total net revenues                                   $320,291        $256,734
                                                   ----------      ----------
Costs and expenses:

    Operating                                         264,629         209,369
    Corporate general and administrative               14,200          12,547
    Provision for losses on accounts receivable         1,220           1,338
    Depreciation and amortization                       8,251           6,474
    Interest, net                                       6,426           3,737
    Conversion expense                                     --           3,256
                                                   ----------      ----------
             Total costs and expenses                 294,726         236,721
                                                   ----------      ----------
Earnings before income taxes and extraordinary loss    25,565          20,013

Income taxes                                           10,226           9,187
                                                   ----------      ----------
    Net earnings before extraordinary loss             15,339          10,826

Extraordinary loss from early
    extinguishment of debt,
    net of income tax benefit of $2,372                    --          (3,413)
                                                   ----------      ----------
    Net earnings                                      $15,339          $7,413
                                                   ----------      ----------
                                                   ----------      ----------
Pro forma data:

    Historical earnings before income
      taxes and extraordinary loss                                    $20,013
    Pro forma income taxes                                              9,472
                                                                   ----------
    Pro forma net earnings before extraordinary loss                   10,541
    Extraordinary loss                                                 (3,413)
                                                                   ----------
    Pro forma net earnings                                             $7,128
                                                                   ----------
                                                                   ----------
Net earnings per common and common equivalent share:
    Primary
        Net earnings before extraordinary loss          $0.32           $0.22
        Extraordinary loss                                 --           (0.07)
                                                   ----------      ----------
        Net earnings                                    $0.32           $0.15
                                                   ----------      ----------
                                                   ----------      ----------
  Fully diluted
        Net earnings before extraordinary loss          $0.31           $0.21
        Extraordinary loss                                 --           (0.06)
                                                   ----------      ----------
        Net earnings                                    $0.31           $0.15
                                                   ----------      ----------
                                                   ----------      ----------
Weighted average number of common and common
        equivalent shares outstanding:
        Primary                                    47,785,704      47,953,097
                                                   ----------      ----------
                                                   ----------      ----------
        Fully diluted                              52,530,863      52,937,657
                                                   ----------      ----------
                                                   ----------      ----------

See accompanying notes to consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                THREE MONTHS ENDED MARCH 31,
                                                --------------  -------------
                                                      1996          1995
                                                --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  (In thousands)
     Net earnings                                      $15,339        $7,413
     Adjustments to reconcile net earnings
       to net cash provided by (used for)
       operating activities -
          Extraordinary loss                                --         5,785
          Conversion expense                                --         3,256
          Depreciation and amortization                  8,251         6,474
          Provision for losses on accounts
          receivable                                     1,220         1,338
          Other, net                                        37          (181)
          Changes in operating assets and
           liabilities:
             Accounts receivable                       (21,021)      (34,452)
             Other current assets                          472          (287)
             Other current liabilities                  (5,532)       (6,970)
             Income taxes payable                        9,338           791
                                                    ----------      --------
             Net cash provided by (used for)
               operating activities                      8,104       (16,833)
                                                    ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (5,443)      (27,898)
     Acquisitions, net of cash acquired                (19,332)      (10,123)
     Purchase of minority interest in Ashborne PLC      (4,271)           --
     Cash flows from assets held for sale                   --        (1,875)
     Other assets expenditures                          (2,541)       (3,968)
                                                     ---------      --------
             Net cash used for investing activities   (31,587)      (43,864)
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                          44,440       111,300
     Long-term debt repayments                          (2,060)       (2,024)
     Repurchase of 11 3/4% Senior
      Subordinated Notes due 2002                           --       (89,370)
     Conversion of Mediplex 6 1/2% Convertible
      Subordinated Debentures due 2003                      --       (16,859)
     Proceeds from issuance of common stock                328           823
     Purchases of treasury stock                       (25,069)           --
     Other financing activities                           (100)         (220)
                                                     ---------      --------
             Net cash provided by financing
              activities                                17,539         3,650
                                                     ---------      --------
Effect of exchange rate on cash and cash equivalents       (62)           --
                                                     ---------      --------
Net decrease in cash and cash equivalents               (6,006)      (57,047)

Cash and cash equivalents at beginning of period        23,102        78,738
                                                     ---------      --------
Cash and cash equivalents at end of period             $17,096       $21,691
                                                     ---------      --------
                                                     ---------      --------

See accompanying notes to consolidated financial statements.

(Continued on next page)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES


                                                 THREE MONTHS ENDED MARCH 31,
                                                --------------  -------------
                                                     1996          1995
                                                 ------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION (IN THOUSANDS):

   Cash paid during period for:

     Interest, net of $78 and $1,277 capitalized
      in the three months ended March 31, 1996,
      and March 31, 1995, respectively                 $8,434        $8,797
                                                 ------------   -------------
                                                 ------------   -------------
     Income taxes                                        $888        $6,024
                                                 ------------   -------------
                                                 ------------   -------------
SUPPLEMENTARY SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 (IN THOUSANDS, EXCEPT SHARE DATA)

   In January 1995, the Company issued 1,582,905 shares of its Common Stock upon the conversion of $39,449 of principal amount of 6 1/2% Convertible Subordinated Debentures
    (Note 4).

   The Company's acquisitions during the three months ended March 31, 1996 and 1995, involved the following (in thousands):

     Value of assets acquired                         $22,738       $21,361
     Liabilities assumed                               (3,406)       (3,196)
     Value of stock issued                                 --        (8,042)
                                                 ------------   -------------
     Cash payments made, net of cash received
      from others:                                    $19,332       $10,123
                                                 ------------   -------------
                                                 ------------   -------------


See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 1996, and December 31, 1995, and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

2.  ACQUISITIONS

    On May 5, 1995, a wholly owned subsidiary of the Company merged with and into Golden Care, Inc. ("Golden Care"). Golden Care provides respiratory therapy services to long-term and subacute care facilities. Under the terms of the merger agreement, the Company issued 2,106,904 shares of its common stock in exchange for all of the outstanding common stock of Golden Care. The merger was accounted for as a pooling of interests and accordingly, the Company's March 31, 1995 financial statements have been restated to include the accounts and operations of Golden Care.

    On June 21, 1995, a wholly owned subsidiary of the Company merged with and into CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides temporary staffing of physical, occupational and speech therapists to the health care industry. Under the terms of the merger agreement, the Company issued 6,080,600 shares of its common stock in exchange for all the outstanding common stock of CareerStaff. The merger was accounted for as a pooling of interests, and accordingly, the Company's March 31, 1995 financial statements have been restated to include the accounts and operations of CareerStaff.

    Separate results of the operations for the periods presented prior to the consummation of the respective mergers are as follows (in thousands):



                                    THREE MONTHS ENDED
                                        MARCH 31,
                                          1995
                                         -------
    Net revenues:
         Sun                           $233,693
         CareerStaff                     20,153
         Golden Care                      3,131
         Less intercompany revenues        (243)
                                         -------
                                       $256,734
                                         -------
                                         -------
    Net earnings:
         Sun                             $5,681
         CareerStaff                      1,025
         Golden Care                        707
                                         -------
                                         $7,413
                                         -------
                                         -------
    Pro forma net earnings (See Note 7):
         Sun                             $5,681
         CareerStaff                      1,025
         Golden Care                        422
                                         -------
                                         $7,128
                                         -------
                                         -------

    During the three months ended March 31, 1996, the Company acquired the ownership or the leasehold rights to two long-term care facilities in the United Kingdom and seven long-term care facilities in the United States. As of December 31, 1995, six of these facilities were under the control of the Company pursuant to operating leases. The Company also acquired two outpatient rehabilitation clinics in Canada and a pharmacy in the United Kingdom.

3.  COMMITMENTS

    As of March 31, the Company had capital commitments of approximately $17,500,000 including various contracts related to improvements to existing facilities and the construction of one new long-term care facility in the United States and capital commitments of approximately 12,400,000 British pounds ($18,900,000 as of March 31, 1996) under various contracts related to the development and construction of eight new long-term care facilities in the United Kingdom.

4.  LONG-TERM DEBT

    In January 1995, the Company completed a tender offer (the "Tender Offer") for $78,698,000 of the 11 3/4% Senior Subordinated Notes due 2002 (the
    "11 3/4% Notes") at a price of $1,120 per $1,000 of principal amount of notes. The Company recorded an extraordinary loss, net of related tax benefits, of $3,413,000 as a result of the extinguishment of such debt. Concurrent with the Tender Offer, the Company deleted by amendment certain covenants contained in the original indenture which restricted the Company from fully integrating Mediplex into its operations. In addition, the amendments modified certain provisions relating to mergers and consolidations and events of default. In conjunction with the amendments, the Company became a co-obligor on the remaining outstanding 11 3/4% Notes.

    In January 1995, $39,449,000 of the 6 1/2% Convertible Subordinated Debentures due 2003 (the "6 1/2% Debentures") were converted. Pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures, the Company paid $13,603,000 and issued 1,582,905 shares of the Company's common stock to the converting holder. In addition, the Company paid a $3,256,000 conversion fee plus accrued interest to the converting holder, which was expensed in the first quarter of 1995, to induce conversion. Conversion of the remaining $22,424,000 of the outstanding 6 1/2% Debentures would require the issuance of an additional 899,771 shares of the Company's common stock and a payment of $7,732,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures.

5.  EMPLOYEE BENEFIT PLANS

    (a)  GRANTOR STOCK TRUST

    In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust"). The Trust will be used to fund future obligations under certain of the Company's benefit plans. The sale of the shares is recorded as an increase in stockholders' equity with a corresponding reduction for the shares held by the Trust. As employee benefits are satisfied, the amount of shares held by the Trust is reduced and stockholders' equity correspondingly increases.

    The Trust delivered a promissory note for approximately $37,700,000 to the Company. The cash portion of the purchase price represents the par value of the shares of the Company's common stock sold to the Trust. Amounts owed by the Trust will be repaid periodically with cash received from the Company or will be forgiven by the Company thereby enabling the release of shares from the Trust to satisfy the Company's obligations for certain employee benefit plans.

    As of March 31, 1996, no shares had been released from the Trust.

    (b)  STOCK OPTION PLAN

    During the first quarter of 1996, the Company adopted the 1996 Combined Incentive and Nonqualified Stock Option Plan (the "Plan"). The Plan reserves 3,000,000 shares of the Company's common stock for future issuance pursuant to the grant of stock options and authorizes the Board of Directors or a committee appointed by the Board of Directors to administer the Plan and to grant to certain employees, officers and consultants of the Company incentive stock options or nonqualified stock options at an exercise price not less than the fair market value per share of the Company's common stock at the date of grant. Each option grant under the Plan expires not later than ten years from the date of grant. As of March 31, 1996, an option to purchase 25,000 shares was outstanding under the Plan. All options granted under the Plan are subject to defeasance prior to approval of the Plan by the Company's stockholders at the Company's annual meeting of stockholders in 1996.

6.  COMMON STOCK REPURCHASE

    In the first quarter of 1996, the Company repurchased 2,030,116 shares of its outstanding common stock at a cost, including commissions, of $25,069,000.

7.  PRO FORMA INCOME TAXES

    For financial reporting purposes, a pro forma provision for income taxes has been reflected in the accompanying consolidated statements of earnings to present taxes on the results of operations for Golden Care for the three months ended March 31, 1995, as if Golden Care had not elected S corporation status and was subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status. Golden Care terminated its S corporation status for Federal and state income tax purposes upon merging with the Company on May 5, 1995.

8.  NET EARNINGS PER SHARE

    Net earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period including the common stock transactions of CareerStaff and Golden Care plus the effect of incremental common shares contingently issuable in respect to stock options.

    Fully diluted net earnings is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of the dates of issuance and acquisition on March 1, 1994, and June 23, 1994, respectively. Net earnings is adjusted for the interest on the debentures, net of the interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits.

9.  OTHER EVENTS

    (a)   GOVERNMENT INVESTIGATION

    The Company's rehabilitation therapy subsidiary has been under investigation by the United States Department of Health and Human
    Services' Office of Inspector General (the "OIG") since the beginning of 1995. The allegations underlying the investigation have still not been fully disclosed to the Company. The Company has cooperated and continues to cooperate with the investigation. In addition, the Company has taken a number of steps in its efforts to expedite the investigation. These steps include, among other things: furnishing the government with its analysis of the law and regulations relevant to certain of the issues being reviewed; inviting government officials to tour the operations of the Company's long-term care facilities; and encouraging attorneys at the Department of Justice to become more actively involved in this matter in light of that department's greater resources to analyze and resolve the relevant legal and regulatory issues. Although the Company believes these steps have been useful, it is unable to predict when the investigation will be concluded and it understands that the government is still in the process of collecting additional information.

    The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the government is also reviewing claims filed by its long-term care subsidiary with respect to these services. At this stage, the Company understands that the government is seeking to determine whether the long-term care subsidiary properly disclosed its relationship with the rehabilitation therapy subsidiary and properly reported the costs of its transactions with the rehabilitation therapy subsidiary. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company.
    From time to time the negative publicity surrounding the government investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, and resulted in declines in therapist productivity and affected the private pay enrollment in certain facilities. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the government investigation will have a material adverse effect on the Company's results of operations or financial condition.

    (b)   LITIGATION

    A holder of CareerStaff's common stock has filed a lawsuit (the "CareerStaff Litigation") as a purported class action against CareerStaff and the directors of CareerStaff alleging breach of fiduciary duty in entering into a merger agreement with the Company and against the Company alleging that the Company aided and abetted the alleged breach of fiduciary duty by the CareerStaff directors. In February 1996, the plaintiff filed a status report with the court stating that the plaintiff intends to file a stipulation of dismissal without prejudice. The Company believes that the CareerStaff Litigation is without merit; however, there can be no assurance that the CareerStaff Litigation will not have an impact on the Company's accounting for the merger.

    On June 30, 1995, two civil class-action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995, and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of Sun common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of Sun common stock between October 26, 1994, and June 27, 1995.
    The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    On or about January 23, 1996, two of the Golden Care selling stockholders filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the OIG investigation and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which Sun agreed to register the shares for resale by such Golden Care selling stockholders. The Company believes that the Golden Care Litigation is without merit; however, there can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger.

    A derivative action has been filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL., alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions. The complaint has not been served on any defendant.

    The Company has reviewed the allegations in the complaints, believes them to be without merit, and intends to defend itself vigorously. Relief sought in the foregoing actions is unspecified. The Company believes the shareholder actions will not have a material adverse impact on its results of operations or financial condition.

    (c)  SALE OF SUNSURGERY

    In the first quarter of 1996, the Company announced that the Company had reached an agreement in principle for the sale of SunSurgery Corporation, its ambulatory surgery subsidiary.

10. SUMMARIZED FINANCIAL INFORMATION

    Summarized financial information of The Mediplex Group, Inc. ("Mediplex"), whose 6 1/2% Debentures and 11 3/4% Notes became a co-obligation between the Company and Mediplex subsequent to the acquisition of Mediplex by the Company on June 23, 1994, is provided below (in thousands):



                                         MARCH 31,    DECEMBER 31,
                                           1996           1995
                                        ----------    ------------
    Current assets                      $ 124,235     $ 128,281
    Noncurrent assets                   $ 451,009     $ 461,592

    Current Liabilities                 $  33,676     $  34,823
    Noncurrent Liabilities              $  90,463     $  91,150
    Due to Parent                       $ 159,482     $ 169,273




                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                         1996               1995
                                       --------           --------
                                              (In thousands)
Net revenues                           $116,814            $101,630
                                       --------            --------
Costs and expenses                      107,895              97,155
                                       --------            --------
Earnings before intercompany
    charges, income taxes and
    extraordinary loss                    8,919               4,475
Intercompany charges(1)                  12,811               4,429
                                       --------            --------
Earnings (loss) before income taxes
    and extraordinary loss               (3,892)                 46
Income taxes (benefit)                     (847)              1,568
                                       --------            --------
    Net earnings (loss) before
         extraordinary loss              (3,045)             (1,522)
Extraordinary loss, net of income
    tax benefit                               -              (3,413)
                                       --------            --------

Net earnings (loss)                     $(3,045)            $(4,935)
                                       --------            --------
                                       --------            --------


(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $7,977,000 and $4,429,000 for the three months ended March 31, 1996 and 1995, respectively. On September 30, 1995, Sun and Mediplex finalized licensing agreements and financing agreements which were effective January 1, 1995. Royalty fees charged to Mediplex for the three months ended March 31, 1996, for the use of Sun trademarks were $1,603,000. Intercompany interest charged to Mediplex for the three months ended March 31, 1996, for advances from Sun was $3,231,000. Prior to September 30, 1995, Sun did not charge Mediplex for the licensing agreements and the financing agreements.

ITEM 2.
                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, whose subsidiaries began operations in 1989 with the acquisition of seven long-term care facility operations, has achieved significant growth through acquisitions of long-term and subacute care facilities ("facilities") and the provision of therapy and institutional pharmaceutical services. The Company's strategy is to increase profitability through the provision of ancillary services such as rehabilitation and respiratory therapy and institutional pharmacy to both affiliated and nonaffiliated facilities. These ancillary services have significantly higher margins than the margins associated with routine services provided to residents of facilities. The Company's earnings growth historically has resulted from its acquisition of facilities, expansion of ancillary services through acquisitions, use of its long-term care operations as a base for expansion of ancillary services and provision of ancillary services to nonaffiliated facilities.

         The Company's results of operations for the three months ended March 31, 1996, as compared to the results of operations for the three months ended March 31, 1995, reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services and the growth of the Company's institutional pharmaceutical service operations. On May 5, 1995, the Company acquired Golden Care, Inc. ("Golden Care"), a provider of respiratory therapy services to facilities, and on June 21, 1995, the Company acquired CareerStaff Unlimited, Inc. ("CareerStaff"), a provider of temporary staffing of physical, occupational and speech therapists to the health care industry. Both transactions were accounted for as poolings of interest; accordingly, the Company's financial condition and results of operations for the three months ended March 31, 1995, has been restated to reflect the combined operations.

         At March 31, 1995, the Company had 139 long-term and subacute care facilities with 15,266 licensed beds, including 21 long-term care facilities with 1,024 registered beds operated by Exceler Health Care PLC in the United Kingdom. Between March 31, 1995, and March 31, 1996, the Company acquired or developed 25 long-term and subacute care facilities with 2,432 licensed beds.

         The Company's therapy service operations include the provision of physical, occupational and speech therapy, and the provision of respiratory care and distribution of related equipment and supplies. At March 31, 1996, the Company provided its therapy services to 664 nonaffiliated facilities, an increase of 134 facilities from the 530 nonaffiliated facilities serviced at March 31, 1995.

         At March 31, 1996 and 1995, the Company's temporary therapy staffing operations had 19 and 17 division offices, respectively.

         Between March 31, 1995, and March 31, 1996, the Company acquired an institutional regional pharmacy in South Carolina and developed an institutional regional pharmacy in Massachusetts.

         The following table sets forth certain operating data for the Company as of the dates indicated:


                                                      MARCH 31,
                                                  -------------------
                                                 1996           1995
                                                  ----           ----
Long-term and Subacute Care Facility Operations

    Long-term and subacute care facilities:
         Domestic operations                      132            118
         Foreign operations                        32             21
                                                ------         ------
              Total                               164            139
                                                ------         ------
                                                ------         ------
    Licensed beds:
         Domestic operations                   16,063         14,242
         Foreign operations                     1,635          1,024
                                                ------         ------
              Total                            17,698         15,266
                                                ------         ------
                                                ------         ------
Therapy Service Contracts:
    Nonaffiliated facilities                      664            530
    Affiliated facilities                         128            112
                                                ------         ------
              Total                               792            642
                                                ------         ------
                                                ------         ------
Temporary Therapy Staffing Service:
    Hours billed to nonaffiliates             544,982        414,139

Institutional Pharmaceutical Contracts:
    Nonaffiliated facilities                      276            215
    Affiliated facilities                         106             95
                                                ------         ------
              Total                               382            310
                                                ------         ------
                                                ------         ------

RESULTS OF OPERATIONS

         The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                             ----------------------------------
                                                 1996                1995
                                               ----------           ---------
Long-term and subacute care services        $205,528   64%      $175,597   68%

Therapy services to nonaffiliates             52,648   16         38,464   15

Temporary therapy staffing services to
     nonaffiliates                            26,037    8         19,910    8

Institutional pharmaceutical services to
     nonaffiliates                            16,117    5         10,800    4

Foreign operations                            11,634    4          4,841    2

Ambulatory surgery                             6,868    2          5,800    2

Management fees and other                      1,459    1          1,322    1
                                              -------  ---        -------  ---
    Total net revenues                      $320,291  100%      $256,734  100%
                                            --------- ----      --------- ----
                                            --------- ----      --------- ----


    Revenues for the long-term and subacute care services include revenues billed to patients for therapy services and institutional pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $26,666,000 and $20,117,000 for the three months ended March 31, 1996 and 1995, respectively. Revenues provided to affiliated facilities for institutional pharmaceutical services were $4,817,000 and $2,514,000 for the three months ended March 31, 1996 and 1995, respectively.

    The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:


                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ----------------------
                                    1996           1995
                                    -----           ------
Total net revenues                  100%           100%
                                    ----           ----
Costs and expenses:
    Operating                      82.6           81.6
    Corporate general and
     administrative                 4.4            4.9
    Provision for losses on
     accounts receivable            0.4            0.5
    Depreciation and amortization   2.6            2.5
    Interest, net                   2.0            1.5
    Conversion expense                -            1.2
                                    ----           ----
         Total costs and expenses  92.0           92.2
                                    ----           ----
    Earnings before income taxes
      and extraordinary loss        8.0            7.8
    Income taxes(1)                 3.2            3.7
                                    ----           ----
    Net earnings before
      extraordinary loss            4.8            4.1
    Extraordinary loss                -            1.3
                                    ----           ----
    Net earnings                    4.8%           2.8%
                                    ----           ----
                                    ----           ----


(1) Income taxes for the three months ended March 31, 1995, represents pro forma taxes of Golden Care prior to its election to be taxed as a C Corporation, which occurred in May 1995.

    The results of the Company's ambulatory surgery operations and foreign operations are immaterial to the Company's consolidated results, and therefore this discussion excludes any description of the results of the Company's ambulatory surgery and foreign operations. The Company has reached an agreement in principle to sell its ambulatory surgery subsidiary.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

    Total net revenues for the three months ended March 31, 1996, increased 25% from $256,734,000 for the three months ended March 31, 1995 to $320,291,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and institutional pharmaceutical services provided at the Company's facilities, increased 17% from $175,597,000 for the three months ended March 31, 1995, to $205,528,000 for the three months ended March 31, 1996. Approximately $20,477,000 or 68% of this increase results from 14 facilities acquired or opened since March 31, 1995 and three facilities opened during the three months ended March 31, 1995. The remaining net revenue increase of $9,454,000 is primarily attributable to an increase in revenue per patient day since March 31, 1995, on a same facility basis for the 115 facilities in operation all of the three months ended March 31, 1996 and 1995. The increase in revenue per patient day was a result of overall rate increases and the expansion of subacute services since March 31, 1995.

    Net revenues from therapy services increased 37% from $38,464,000 for the three months ended March 31, 1995, to $52,648,000 for the three months ended March 31, 1996, primarily as a result of the increased services to nonaffiliated facilities from 530 facilities at March 31, 1995, to 664 facilities at March 31, 1996.

    Net revenues from temporary therapy staffing services increased 31% from $19,910,000 for the three months ended March 31, 1995, to $26,037,000 for the three months ended March 31, 1996, primarily as a result of the increased service hours billed to nonaffiliates from 414,139 hours in 1995 to 544,982 hours in 1996. The increase in service hours billed is attributable primarily to the expansion of services at division offices open for over a year and to new offices established through acquisitions.

    Net revenues from institutional pharmaceutical services increased 49% from $10,800,000 for the three months ended March 31, 1995, to $16,117,000 for the three months ended March 31, 1996. The growth in net revenues is primarily the result of the inclusion of a full quarter's revenues in institutional pharmaceutical services revenues from the opening or acquisition of three regional pharmacies during 1995. The growth in net revenues is also a result of the increase in services to nonaffiliated facilities from 215 at March 31, 1995, to 276 at March 31, 1996.

    Operating expenses, which includes rent expense of $21,473,000 and $17,342,000 for the three months ended March 31, 1996 and 1995, respectively, increased 26% from $209,369,000 for the three months ended March 31, 1995 to $264,629,000 for the three months ended March 31, 1996. The increase resulted primarily from the acquisition and development of 25 facilities and the growth in therapy and temporary staffing services. Operating expenses as a percentage of net revenues increased from 81.6% for the three months ended March 31, 1995, to 82.6% for the three months ended March 31, 1996. This increase is primarily attributable to increased operating costs without a corresponding increase in billing rates due to competitive pressures. This increase can also be attributed to acquisitions since March 31, 1995, which during the integration period have experienced lower operating margins as the Company implements its business strategy.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 13% from $12,547,000 for the three months ended March 31, 1995, to $14,200,000 for the three months ended March 31, 1996. As a percentage of net revenues, corporate general and administrative expenses decreased from 4.9% for the three months ended March 31, 1995, to 4.4% for the three months ended March 31, 1996. The decrease is due to increases in net revenues without a proportionate increase in corporate general and administrative expenses.

    Depreciation and amortization increased 27% from $6,474,000 for the three months ended March 31, 1995, to $8,251,000 for the three months ended March 31, 1996. As a percentage of net revenues, depreciation and amortization expense remained constant at 2.6% and 2.5% for the three months ended March 31, 1996 and 1995, respectively.

    Net interest expense increased 72% from $3,737,000 for the three months ended March 31, 1995, to $6,426,000 for the three months ended March 31, 1996. As a percentage of net revenues, interest expense increased from 1.5% for the three months ended March 31, 1995, to 2.0% for the three months ended March 31, 1996. The increase is primarily due to increased borrowings under the Company's credit facility most of which was used to fund acquisitions, capital expenditures and the repurchase of $25,000,000 of the Company's common stock.

    The Company incurred a nonrecurring charge of $3,256,000 in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39,449,000 of the 6 1/2% Convertible Debentures. In addition in 1995, the Company recorded an extraordinary charge of $3,413,000, net of the related tax benefit, in connection with the tender offer, completed in January 1995, for $78,698,000 principal amount of the 11 3/4% Senior Subordinated Notes.

    The Company's effective tax rate was 40% for the three months ended March 31, 1996, as compared to the pro forma effective tax rate of 41% for the three months ended March 31, 1995, after excluding the nondeductible conversion fee. The pro forma provision for income taxes for the three months ended March 31, 1995, reflects tax expense that would have been recorded if Golden Care had been subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status in May 1995.

    Net earnings increased 115% from pro forma net earnings of $7,128,000 for the three months ended March 31, 1995, to $15,339,000 for the three months ended March 31, 1996. Net earnings increased 11% from pro forma net earnings before the extraordinary loss for early extinguishment of debt and the conversion fee of $13,797,000 for the three months ended March 31, 1995, to $15,339,000 for the three months ended March 31, 1996. As a percentage of net revenues, net earnings were 4.8% for the three months ended March 31, 1996, as compared to 5.4% for the three months ended March 31, 1995, before the extraordinary loss for early extinguishment of debt and the conversion fee. The decline in net earnings as a percentage of net revenues is primarily due to increased operating costs and to acquisitions since March 31, 1995 (as discussed above).

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, the Company had working capital of $241,510,000, including cash and cash equivalents of $17,096,000, as compared to working capital of $237,147,000, including cash and cash equivalents of $23,102,000 at December 31, 1995. For the three months ended March 31, 1996, net cash provided by operations was $8,104,000 compared to net cash used for operations for the three months ended March 31, 1995, of $16,833,000. The net cash provided by operations for the three months ended March 31, 1996, reflects the Company's growth in net earnings and a reduction in the Company's working capital requirements. This was offset by the net cash required to fund an increase in accounts receivable. Accounts receivable increased because the first quarter Medicare interim rates received by the long-term care facilities were lower than the reimbursement due for services provided and the growth in the therapy and institutional pharmaceutical services businesses since December 1995. Other significant operating uses of cash for the three months ended March 31, 1996, were payments of $8,512,000 for interest.

    The Company incurred $5,443,000 and $27,898,000 in capital expenditures for the three months ended March 31, 1996 and 1995, respectively. Substantially all such expenditures during the three months ended March 31, 1996, were for the continued development and construction of eight new facilities in the United Kingdom, two corporate office buildings and routine capital expenditures. These expansions were financed through borrowings and from restricted cash. The Company had capital expenditure commitments, as of March 31, 1996, of approximately $17,500,000 in the United States and 12,400,000 British pounds ($18,900,000 as of March 31, 1996) in the United Kingdom. These include contractual commitments to improve existing facilities and develop and construct one and eight facilities in the United States and United Kingdom, respectively.

    The Company paid $19,332,000 and $10,123,000 for acquisitions during the three months ended March 31, 1996 and 1995, respectively. During the three months ended March 31, 1996, the Company acquired the ownership or the leasehold rights to two long-term care facilities in the United Kingdom and seven long-term care facilities in the United States. As of December 31, 1995, six of these facilities were under the control of the Company pursuant to operating leases. The Company also acquired two outpatient rehabilitation clinics in Canada and a pharmacy in the United Kingdom.

    In 1995, the Company accrued $3,905,000 for costs to respond to and to defend itself against various shareholder litigation suits and the investigation of the Company's rehabilitation therapy subsidiary by the Office of the Inspector General (the "OIG"). In the three months ended March 31, 1996, the Company charged $831,000 against the accrual.

    In January 1995, the Company and Mediplex completed a Tender Offer for $78,698,000 of the 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes") at a price of $1,120 per $1,000 principal amount of the 11 3/4% Notes (the "Tender Offer"). The Company recorded an extraordinary loss, net of related tax benefits, of $3,413,000 as a result of the extinguishment of debt. The Tender Offer was financed with the net proceeds of $111,878,000 from the December 1994 common stock offering of 5,365,000 of the Company's shares.

    In January 1995, $39,449,000 of the 6 1/2% Convertible Debentures were converted. Pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures, the Company paid $13,603,000 and issued 1,582,905 shares of common stock to the converting holder. In addition, the Company paid the accrued interest plus a $3,256,000 conversion fee to the converting holder to induce conversion. The January 1995 conversion was funded through borrowings under the Credit Facility. Conversion of the remaining $22,424,000 of outstanding 6 1/2% Convertible Debentures would require the issuance of an additional 899,771 shares of common stock and a payment of $7,732,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures.

    In the first quarter of 1996, the Company repurchased 2,030,116 shares of the Company's outstanding common stock at a cost, including commissions, of $25,069,000. The Company borrowed under its credit facility to fund the repurchase.

    The Company's ongoing capital requirements relate to the costs associated with its facilities under construction, routine capital expenditures and potential acquisitions.

    The Company believes that its current borrowing capacity under its credit facility and cash from operations will be sufficient to satisfy its working capital needs, routine capital expenditures, current debt service obligations and to fund additional potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its credit facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations and (iii) the availability of sale leaseback financing through real estate investment trusts and other financing sources. However, there can be no assurance that the Company may not require additional sources of financing in the next twelve months, particularly if it pursues acquisitions requiring significant cash consideration. Such financing may come from accessing the public securities markets. However, the Company's access to the public market may be adversely affected by the status of the OIG investigation. In addition, such acquisitions may require approval of the various lenders under the Company's credit facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's results of operations and financial condition can be significantly affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimburseement is received. The Company has from time to time experienced delays in receiving reimbursements. Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable health care expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and ambulatory surgery centers and its therapy and institutional pharmaceutical businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and limits on reimbursement could have a material adverse effect on the Company's results of operations and financial condition including the possible impairment of certain assets.

    In October 1993, the Health Care Financing Administration ("HCFA") issued a directive to fiscal intermediaries that administer the Medicare reimbursement policies to review costs incurred by providers of occupational therapy and speech therapy. Although HCFA has published salary equivalency guidelines for physical therapy and respiratory therapy, no such standards exist for occupational therapy and speech therapy. The directive indicated HCFA's intent to develop salary equivalency guidelines for occupational and speech therapy. Implementation of this directive and the development of salary equivalency guidelines could directly or indirectly limit reimbursement for certain of the Company's rehabilitation therapy services. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles. In April and June 1995, HCFA provided information to intermediaries for their use in determining reasonable costs for occupational and speech therapy. The salary information set forth in such directives, although not intended to be applied as absolute limits of reasonable costs, could substantially lower the reimbursement rates. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in determining reasonable costs, which could result in a decrease in the Company's revenues or, with respect to rehabilitation therapy services provided to Company operated facilities, a retroactive adjustment of Medicare reimbursement for some prior periods. An adjustment of reimbursement rates with respect to therapy services provided to nonaffiliated facilities could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. The Company derives a significant percentage of its net earnings from the provision of therapy services; a change in reimbursement resulting from implementation of this directive or a reduction in reimbursement rates as a result of a change in application of reasonable cost guidelines could have a material adverse affect on the Company's financial condition and results of operations, depending on the rates adopted and the Company's costs for providing these services.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and institutional pharmaceutical services that it provides to Company operated facilities. These Medicare regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or institutional pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company operated facilities at the rates applicable to services provided to nonaffiliated entities. The Medicare regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 67% and 64% of total rehabilitation services net revenues for the three months ended March 31, 1996, and the twelve months ended December 31, 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 56% and 64% of total respiratory therapy services net revenues for the three months ended March 31, 1996, and the period from the date of acquisition of Golden Care on May 5, 1995, to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to nonaffiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Net revenues from institutional pharmaceutical services provided to nonaffiliated facilities represented 77% and 78% of total institutional pharmaceutical services revenues for the three months ended March 31, 1996, and the twelve months ended December 31, 1995, respectively. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursements under Medicare for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company is unable to satisfy these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to its own facilities would be materially and adversely affected. If, upon audit by relevant reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by the relevant reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

    The Company's subsidiaries, including those which provide subacute and long-term care, rehabilitation and respiratory therapy and institutional pharmaceutical services, are engaged in industries which are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine.

    In addition to being subject to the direct regulatory oversight of state and Federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. Fiscal intermediaries are agents of HCFA who interpret and implement applicable laws and regulations and make decisions about the appropriate reimbursement to be paid under Medicare and Medicaid. The Company's subsidiaries are subject to the oversight of several different intermediaries. Those different intermediaries have taken varying interpretations of the applicable laws and regulations. The lack of uniformity in the interpretation and implementation of such laws and regulations reflects in part the fact that the statutory standards are subject to interpretation and the manuals which are published and utilized by HCFA and the intermediaries in performing their regulatory functions are often not sufficiently specific to provide clear guidance in the areas which are the subject of regulatory scrutiny.

    It is the policy of the Company to comply with all applicable laws and regulations, and the Company believes that its subsidiaries are in substantial compliance with all material laws and regulations which are applicable to their businesses. However, given the extent to which the interpretation and implementation of applicable laws and regulations varies and the lack of clear guidance in the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries.

    The Company's rehabilitation therapy subsidiary has been under investigation by the United States Department of Health and Human Services' Office of Inspector General (the "OIG") since the beginning of 1995.
The allegations underlying the investigation have still not been fully disclosed to the Company. The Company has cooperated and continues to cooperate with the investigation. In addition, the Company has taken a number of steps in its efforts to expedite the investigation. These steps include, among other things: furnishing the government with its analysis of the law and regulations relevant to certain of the issues being reviewed; inviting government officials to tour the operations of the Company's long-term care facilities; and encouraging attorneys at the Department of Justice to become more actively involved in this matter in light of that department's greater resources to analyze and resolve the relevant legal and regulatory issues. Although the Company believes these steps have been useful, it is unable to predict when the investigation will be concluded and it understands that the government is still in the process of collecting additional information.

    The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the government is also reviewing claims filed by its long-term care subsidiary with respect to these services. At this stage, the Company understands that the government is seeking to determine whether the long-term care subsidiary properly disclosed its relationship with the rehabilitation therapy subsidiary and properly reported the costs of its transactions with the rehabilitation therapy subsidiary. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. From time to time the negative publicity surrounding the government investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, and resulted in declines in therapist productivity and affected the private pay enrollment in certain facilities. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the government investigation will have a material adverse effect on the Company's results of operations or financial condition. The foregoing statements with respect to the outcome of the government investigation are forward looking and could be affected by a number of factors, including the actual scope of the government investigation, the government's factual findings and the government's interpretation of Federal statutes and regulations.

LITIGATION

    Prior to the Company's acquisition of CareerStaff, a holder of CareerStaff's common stock filed a lawsuit (the "CareerStaff Litigation") as a purported class action against CareerStaff and the directors of CareerStaff alleging breach of fiduciary duty in entering into a merger agreement with the Company and against the Company alleging that the Company aided and abetted the alleged breach of fiduciary duty by the CareerStaff directors. In February 1996, the plaintiff filed a status report with the court stating that the plaintiff intended to file a stipulation of dismissal without prejudice. The Company believes that the CareerStaff Litigation is without merit; however, there can be no assurance that the CareerStaff Litigation will not have an impact on the Company's accounting for the merger.

    On June 30, 1995, two civil class action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995, and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint") was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of the Company's common stock between October 26, 1994, and June 27, 1995. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    On or about January 23, 1996, two of the Golden Care selling stockholders filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the OIG investigation and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which the Company agreed to register the shares being registered for resale by such Golden Care selling stockholders. The Company believes that the Golden Care Litigation is without merit; however, there can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger.

    A derivative action has been filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL., alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions. The complaint has not been served on any defendant.

    The Company has reviewed the allegations in the complaints, believes them to be without merit, and intends to defend itself vigorously. Relief sought in these actions is unspecified. The Company believes the shareholder actions will not have a material adverse impact on its results of operations or financial condition. The foregoing statements with respect to the possible outcomes of the CareerStaff Litigation, the Golden Care Litigation and the shareholder actions are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently-filed complaints, and the scope of insurance coverage. In addition, the outcome of the shareholder actions could be affected by the outcome of the OIG investigation and all factors that could affect that outcome.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

    The Company has established a trust designed to acquire, hold and distribute shares of the Company's common stock to fund certain employee compensation and benefit obligations over the next 15 years. The trust will not increase or alter the amount of benefits or compensation which will be paid under existing plans, but offers the Company enhanced financial flexibility in providing the funding requirements of those plans. It will be administered by an independent trustee.

    The Company initially sold 3,050,000 shares to the trust for $30,500 and a promissory note for approximately $37.7 million. The promissory note will be paid over time as shares are released from the trust to meet Company compensation and benefit obligations. The Company can determine the timing of distribution of shares from the trust to fund compensation and benefits, subject to a minimum distribution schedule.

    The shares will be voted in accordance with directions from eligible employees as specified in a trust agreement with the trustee. Eligible employees include those who have purchased shares through the Company's employee stock purchase program. Shares held by the trust will not affect the earnings per share calculations or return on average stockholders' equity until after they are transferred out of the trust.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (10.1) 1996 Combined Incentive and Nonqualified Stock Option Plan (as amended through April 23, 1996)

    (10.2) Lease Agreement for West Magic Care Center dated as of August 1, 1987, between Skyview Associates ("Lessor") and Don Bybee and A. Keith Holloway ("Lessee")

    (10.3) First Amendment to Lease Agreement for West Magic Care Center dated as of January 1, 1996, between Skyview Associates ("Lessor") and Sunrise Healthcare Corporation ("Lessee")

    (10.4) Unconditional Guaranty of Lease dated as of January 1, 1996, between Sun Healthcare Group, Inc. ("Guarantor") and Skyview Associates ("Lessor")

    (11.1)    Computation of Earnings per Share.

    (27)      Financial Data Schedule


(b) Reports on Form 8-K

    Report dated February 22, 1996, reporting the appointment of Robert D. Woltil as the Registrant's Chief Financial Officer, the appointment of Martin Mand to the Registrant's Board of Directors, the announcement by the Registrant of a $25,000,000 common stock repurchase program and the reporting of various fourth quarter earnings announcements.

                                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SUN HEALTHCARE GROUP, INC.




Date:  May 14, 1996                         By:  /S/ Robert D. Woltil       *
                                             --------------------------------
                                            Robert D. Woltil
                                            Chief Financial Officer






*Signing on the behalf of the Registrant and as principal financial officer.