Form 10-K/A
period 1995-12-31
SUN HEALTHCARE GROUP INC
filed 1996-08-06
CIK 904978

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

                                   (Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the Transition Period from       to       .

                         Commission file number 1-12040

                           SUN HEALTHCARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                    85-0410612
      (State of          (I.R.S. Employer Identification
    Incorporation)                    No.)

                                101 SUN LANE, NE
                         ALBUQUERQUE, NEW MEXICO 87109
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (505) 821-3355

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                       ON WHICH REGISTERED
- ------------------------------------------------  -------------------------------
    Common Stock, par value $.01 per share,           New York Stock Exchange
      and Preferred Stock Purchase Rights

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 25, 1996, Sun Healthcare Group, Inc. had 49,037,096 outstanding shares of Common Stock. Of those, 37,340,102 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on March 25, 1996, was approximately $455,080,000.

                      Documents Incorporated by Reference:

      Portions of Sun Healthcare Group, Inc.'s definitive Proxy Statement for the Annual Meeting of Shareholders held on June 11, 1996 are incorporated by Reference into Part III of this Report.

This Report on Form 10-K/A consists of       pages and the index of exhibits is
                           set forth on page       .

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

    The Registrant hereby amends the disclosure contained under the caption "Business" set forth in Part I, Item 1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 1, as amended, follows.

ITEM 1.  BUSINESS

GENERAL

    Sun Healthcare Group, Inc. (referred to herein, along with its subsidiaries and predecessor companies as the "Company") is a provider of high-quality and cost efficient long-term, subacute and related healthcare services. At December 31, 1995, the Company operated 131 long-term care facilities with 15,921 licensed beds in 16 states and 28 long-term care facilities and 1,437 registered beds in the United Kingdom. In addition, the Company offers a variety of therapy services, including rehabilitation therapy and temporary rehabilitation therapist staffing services, and pharmaceutical products and services, to both affiliated and nonaffiliated long-term and subacute care facilities.

    The Company's long-term and subacute care facilities provide a broad range of health care services, including nursing care, subacute care, therapy and other specialized services such as care to patients with Alzheimer's disease. The Company believes its long-term and subacute care operations provide it with a platform for expanding its therapy and institutional pharmaceutical services to affiliated and nonaffiliated long-term and subacute care facilities. In addition, the Company believes that its expertise in operating long-term and subacute care facilities enables it to provide its therapy and institutional pharmaceutical services more effectively and efficiently.

    The Company currently offers a variety of therapy services, including physical, occupational and speech therapy, which commenced operations in 1991, and through its acquisition of Golden Care, Inc. ("Golden Care") in May 1995, respiratory therapy, to patients in long-term and subacute care facilities. At December 31, 1995, the Company provided therapy services to 768 facilities in 41 states, 643 of which are operated by nonaffiliated parties and 125 of which are affiliated facilities.

    Through its acquisition of CareerStaff Unlimited, Inc. ("CareerStaff") in June 1995, the Company has become a nationwide provider of temporary rehabilitation therapist staffing. CareerStaff provides licensed therapists skilled in the areas of physical, occupational and speech therapy primarily to hospitals and nursing home contract service providers. At December 31, 1995, CareerStaff had 16 division offices providing temporary rehabilitation therapist staffing in major metropolitan areas and two division offices specializing in placements of temporary travelling therapists in smaller cities and rural areas.

    In March 1993, the Company commenced its institutional pharmacy business, and at December 31, 1995, the Company operated 13 regional pharmacies that provided pharmaceutical products and services to a total of 372 long-term and subacute care facilities in 17 states, 271 of which are operated by nonaffiliated parties and 101 of which are affiliated facilities. In 1995, the Company acquired or opened three new regional pharmacies in three states. For the year ended December 31, 1995, approximately 78% of the revenues generated by the Company's institutional pharmacy business were derived from nonaffiliated parties.

    The Company was organized in April 1993, and is the successor to and the holding company for its wholly-owned subsidiaries, all of which were previously controlled by Andrew L. Turner, the Company's Chairman of the Board, President and Chief Executive Officer. The Company, through its wholly-owned subsidiaries, commenced operations in 1989 with the acquisition of seven long-term care facility operations with 954 licensed beds in Washington and Connecticut. This growth was due primarily to acquisitions of long-term and subacute care facility operations. The Company has expanded its United States long-term and subacute care operations from 55 facilities with 6,252 licensed beds at December 31, 1993 to 115 facilities with 13,904 licensed beds and 131 facilities with 15,921 licensed beds at December 31, 1994 and 1995, respectively.

INDUSTRY OVERVIEW

    The long-term care industry encompasses a broad range of health care services provided to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment and generally cannot be efficiently and effectively cared for at home. Long-term and subacute care facilities offer skilled nursing care, routine rehabilitation therapy and other support services, primarily to elderly patients. Long-term and subacute care facilities may also provide a broad range of specialized health care services such as care for patients with Alzheimer's disease and subacute care. Subacute care includes those services provided to patients with medically complex conditions who require ongoing medical and nursing supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. The Company believes that the demand for the services provided by long-term and subacute care facilities will increase substantially during the next decade due primarily to demographic trends, advances in medical technology and the impact of cost containment measures. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term and subacute care facilities.

    Ancillary services such as therapy and institutional pharmacy increase long-term and subacute care facility profitability by expanding the range of services provided at such facilities. Therapy services provided by the Company primarily consist of the provision of licensed physical, occupational or speech therapists, although the Company has recently begun to provide respiratory therapy services. Institutional pharmacy services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. These ancillary services have significantly greater operating margins than the margins associated with the provision of routine services to patients at long-term care facilities. Also, the increased use of long-term and subacute care facilities as alternatives to acute care facilities has greatly increased the demand for such services. These trends have created greater markets for the Company's therapy and institutional pharmacy services to nonaffiliated long-term and subacute care facilities.

    The temporary staffing industry has grown rapidly over the last several years. Temporary rehabilitation therapist staffing is increasingly becoming a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements particularly as companies engage in corporate downsizing. Effective use of temporary personnel enables businesses to reduce fixed overhead and addresses the growing costs and difficulty of hiring, laying off and redeploying full-time workers.

    The long-term care industry in the United Kingdom is currently undergoing significant change. As a result of demographic trends and recent United Kingdom legislation and policy, the Company believes there is a growing demand for long-term care, including more highly specialized and higher quality care. The Company believes that supply is not keeping pace with demand and that such demand, along with limited access to capital, is promoting industry consolidation. These factors are placing significant burdens on small, local operators, thereby providing, in the Company's view, opportunities for larger, better-financed long-term care providers.

    DEMOGRAPHIC TRENDS. The primary consumers of long-term and subacute care services in the United States and the United Kingdom are persons over 65 years of age. The Company believes that increases in the number of people in such age group will continue to result in increased demand for long-term and subacute care services.

    IMPACT OF COST CONTAINMENT MEASURES. In response to rapidly rising health care costs, governmental and private pay sources in the United States have adopted cost containment measures that have reduced average lengths of hospital stays. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to predetermined fixed amounts. Under this payment system, reimbursement for acute care hospital services is based on regional and national rates established for diagnosis-related groups regardless of length of stay. In addition, private insurers have begun to limit reimbursement to predetermined "reasonable charges," while managed care organizations such as health maintenance organizations ("HMOs") and preferred provider organizations are attempting to limit hospitalization costs by negotiating discounted rates for hospital services and by monitoring and reducing hospital utilization. As a result, average hospital stays have been shortened, with many patients being discharged despite a continuing need for nursing care. For many of these patients, home health care is not a viable alternative because of the complexity of medical services and equipment required. Many of the long-term and subacute care facilities operated by the Company are able to provide these services, especially rehabilitation therapy, respiratory therapy and institutional pharmacy services. In addition, the facilities that provide these services are able to do so at a significantly lower cost than acute care hospitals, due to their lower capital costs, overhead, and salary levels.

    LIMITS ON SUPPLY OF LONG-TERM AND SUBACUTE CARE FACILITIES. The construction of long-term and subacute care facilities and the addition of beds or services in existing facilities is regulated in most states in which the Company operates. Many states have implemented health plans that either limit construction of new long-term and subacute care facilities or limit the number of long-term beds and thus effectively limit the number of new facilities that can be constructed. High construction costs and start-up expenses also act to constrain growth in the number of facilities. See "-- Government Regulation" and "-- Competition."

    INDUSTRY CONSOLIDATION. Recently, the long-term and subacute care industry in the United States has been subject to competitive pressures that have resulted in a trend towards consolidation of smaller, local operators into larger, more established regional or national operators. Increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated reimbursement systems have resulted in consolidation of operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete effectively.

OPERATING STRATEGY

    The Company's long-term operating strategy is to: (i) grow in targeted health care markets and geographic areas, including internationally, by selective acquisitions of long-term and subacute care facility operations with the potential for increased profitability through the utilization of related services such as rehabilitation and respiratory therapy, institutional pharmacy and other high margin ancillary services, (ii) increase facility profitability levels, through aggressive marketing and by offering therapy, subacute care and other specialized services, thereby improving overall occupancy levels, patient mix and ancillary revenues, and (iii) expand, through internal growth or acquisitions, therapy and institutional pharmaceutical services provided primarily to nonaffiliated long-term and subacute care facilities by utilizing the Company's experience in operating long-term and subacute care facilities.

    This description of the Company's long-term operating strategy is a forward looking statement, and the Company's ability to successfully execute its strategy and achieve its strategic goals could be affected by a number of factors, including the Company's ability to identify and complete suitable acquisitions, regulatory changes affecting the Company's therapy, institutional pharmacy and other high margin ancillary services, the outcome of an ongoing government investigation, and the Company's ability to continue to obtain outside contracts in its ancillary businesses.

    GROWTH THROUGH SELECTIVE ACQUISITIONS AND DEVELOPMENT. A critical component of the Company's growth strategy has been to acquire long-term and subacute care facilities and other operations. The Company has in the past expanded, and intends to continue to expand, through the acquisition of long-term and subacute care facilities and other operations in health care markets and geographic areas in which the Company is currently operating or in other areas in which the Company can acquire a group of facilities around which the Company believes operational efficiencies can be achieved. The Company believes that concentrating long-term and subacute care facilities and operations within such regions reduces corporate overhead and enables the Company to benefit from marketing efficiencies. Except for the Company's acquisitions of The Mediplex Group, Inc. ("Mediplex"), in June 1994, Honorcare Corporation in July 1993, Exceler Health Care Group PLC ("Exceler") in September 1994, and a 20% interest in Ashbourne PLC ("Ashbourne") during 1995, the expansion of the Company's long-term and subacute care operations has generally taken the form of entry into or assumption of operating leases of long-term and subacute care facilities that were already in operation. Although the Company intends to continue to acquire facilities in this fashion, such acquisitions are not expected to represent a significant percentage of the Company's overall growth.

    The Company may, from time to time, selectively consider developing new health care facilities. The Company is currently developing, or has recently completed development of, five long-term and subacute care facilities for which Mediplex had obtained Certificates of Need ("CONs") prior to its acquisition by the Company. In addition, the Company has commitments with respect to developing ten additional long-term care facilities in the United Kingdom. The Company also believes that the most cost-effective and profitable means of expanding its United Kingdom operations is likely to be through redevelopment of existing homes and development of new nursing homes. The principal factor leading to these opportunities is the government-imposed capital spending restrictions that tend to prevent local authorities from upgrading their existing, under-utilized residential homes to nursing home standards.

    Mediplex is the most significant acquisition undertaken by the Company to date, and the acquisition of Mediplex allowed the Company to expand its long-term and subacute care businesses. In addition, in September 1994 the Company entered the United Kingdom health care market through the acquisition of a 68% interest in Exceler which, at December 31, 1995, operated 28 long-term care facilities with 1,437 registered beds in the United Kingdom. On February 15, 1995, the Company acquired the remaining 32% of Exceler, which is now a wholly-owned subsidiary of the Company. During 1995, the Company acquired a 20% ownership interest in Ashbourne, a long-term care provider in the United Kingdom. The Company will continue to evaluate acquisition opportunities outside of the United States.

    Acquisitions present problems of integrating the acquired operations with existing operations, including the loss of key personnel and institutional memory of the acquired business, difficulty in integrating corporate, accounting, financial reporting and management information systems and strain on existing levels of personnel to operate such acquired businesses. In addition, certain assumptions regarding the financial condition of the acquired business may later prove to be incorrect. For example, a significant percentage of the receivables of the acquired company may ultimately prove to be uncollectible, which may result in significant write-offs. The Company's net earnings for the years ended December 31, 1995 and 1994 were adversely impacted by problems associated with integrating the Mediplex operations, including the write-off of certain Mediplex receivables from periods prior to the acquisition and an impairment loss related to the goodwill associated with six of the forty facilities acquired in the Mediplex acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's ability to manage its growth effectively will require it to continue to improve its corporate accounting, financial reporting and management information systems, and to attract, train, motivate and manage its employees effectively. There can be no assurance that the Company will be able to successfully integrate acquired operations; failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's financial condition and results of operations.

    If the Company is unable to effectively integrate the operations of an acquired entity with the Company's existing operations, the Company may elect to divest some or all of the acquired operations. In the second quarter of 1996 the Company sold its ambulatory surgery subsidiary. The Company's decision to sell its ambulatory surgery subsidiary was influenced in part by the marketplace's resistance to the integration of subacute care with ambulatory surgery.

    In addition, the Company has recently acquired two companies, CareerStaff and Golden Care, that are engaged in lines of business (temporary therapist staffing and respiratory therapy services, equipment and supplies, respectively) with which the Company does not have previous operating experience. There can be no assurance that the Company will develop the systems and operating expertise to effectively operate these lines of business. Moreover, CareerStaff's growth has been largely a result of the success of its divisions, which are owned in part by CareerStaff's division presidents. There is no precedent in the Company's organization for minority ownership of a subsidiary. There can be no assurance that Sun will be able to motivate CareerStaff's division presidents to exhibit the same level of entrepreneurial energy as they did prior to the CareerStaff merger.

    INCREASE FACILITY PROFITABILITY LEVELS. The Company's strategy includes increasing facility profitability levels through the active marketing of therapy, institutional pharmacy and other specialized services at long-term and subacute care facilities because of the higher profitability of these services. The Company has opened Phoenix Units, which are free-standing dedicated subacute care units within long-term care facilities, at 39 of its long-term and subacute care facilities, and at December 31, 1995, the Company provided therapy services at 125 of its 131 long-term and subacute care facilities in the United States and provided institutional pharmacy services to 101 of these facilities. As of December 31, 1995, the Company had established specialized Alzheimer's units in 31 of its 131 facilities in the United States. The Company continually evaluates the formation of further Alzheimer's units as it acquires additional facilities or as occupancy rates in existing facilities permit.

    EXPAND THERAPY SERVICES AND INSTITUTIONAL PHARMACEUTICAL SERVICES. The Company intends to expand its provision of specialized ancillary services, such as rehabilitation or respiratory therapy and institutional pharmaceutical services, to nonaffiliated long-term and subacute care facilities as well as to affiliated facilities. These services have significantly greater margins than the margins associated with routine patient services provided at the Company's long-term and subacute care facilities. The Company has substantial expertise in providing such ancillary services. With the exception of the Company's acquisitions of Golden Care and CareerStaff, the expansion of therapy services has been promoted primarily through internal development, which is expected to continue. The Company will continue to consider other therapy related acquisition opportunities that will allow the Company to diversify and further expand the range of services that the Company provides.

    In the United Kingdom, the Company intends to develop pharmaceutical and other ancillary businesses to generate additional revenues and profits and to improve the overall delivery of care at its nursing homes. The Company believes that it has significant experience and expertise in providing institutional pharmaceutical and other ancillary services in the United States market, which the Company believes should assist the Company in its efforts to introduce these new businesses in the United Kingdom. The Company opened its first regional pharmacy in the United Kingdom through an acquisition of a small local pharmacy in the fourth quarter of 1995.

LONG-TERM AND SUBACUTE CARE SERVICES -- UNITED STATES

    As of December 31, 1995, the Company owned, leased or managed, directly or through its subsidiaries, 131 licensed long-term and subacute care facilities with 15,921 licensed beds located in 16 states. Each long-term and subacute care facility is located near at least one general acute care hospital, and the Company has entered into transfer agreements with local hospitals to accept patients discharged from such hospitals.

    BASIC PATIENT AND ANCILLARY SERVICES. The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. The Company also provides a broad range of support services including rehabilitation therapy, dietary services, therapeutic recreational activities, social services, housekeeping and laundry services and pharmaceutical and medical supplies.

    SPECIALIZED SERVICES. Specialized health care services are those provided to patients with medically complex needs. These services typically generate higher profit margins than those associated with the provision of routine patient services because of the higher reimbursement rates associated with caring for patients with complex medical conditions. At December 31, 1995, the Company provided skilled nursing and related medical services and certain intensive therapy services for Medicare patients at 126 of its 131 long-term and subacute care facilities. Such services are provided to Medicare patients within distinct units at these facilities. At December 31, 1995, the Company provided specialized care for patients with Alzheimer's disease at 31 of its 131 long-term and subacute care facilities under the supervision of specially trained skilled nursing staff. These facilities also provide therapeutic recreation and social services personnel. The Company's Alzheimer's program includes an individually planned activities program, counseling, sensory stimulation and a family support group.

    SUBACUTE CARE. The Company defines subacute care as a minimum of four and one-half nursing hours and one hour of therapy per patient day. Subacute care includes those services provided to patients with medically complex conditions who require ongoing medical and nursing supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator and oxygen care, HIV care, intravenous therapy, complex wound care, traumatic brain injury care, post-stroke care and hospice care. The Company has the ability to provide subacute services at most of its long-term care facilities. In addition, the Company operates 39 Phoenix Units, which are free-standing dedicated subacute care units within long-term care facilities. The subacute care units represent, in some cases, a substantial portion of the total beds in the facility; in other cases, these units represent a smaller portion of overall facility capacity. The Company has expanded the number of Phoenix Units by completing the construction of four facilities with subacute care capability in 1995 for which Mediplex had obtained CONs prior to the completion of the Company's acquisition of Mediplex, and the Company is currently developing another such facility. The Company plans to expand its provision of subacute care to other long-term care facilities. The Company believes that there is significant demand for subacute care and that this sector of the health care market offers opportunities for growth. By offering a continuum of subacute health care services, the Company is able to respond to a broad spectrum of patient clinical needs and payor cost containment objectives.

LONG-TERM CARE SERVICES -- UNITED KINGDOM

    As of December 31, 1995, Exceler operated 28 long-term care facilities with 1,437 registered beds in the United Kingdom. In addition, Ashbourne operated 25 long-term care facilities with 2,036 registered beds in the United Kingdom. Exceler is a long-term care provider in the United Kingdom whose nursing homes offer a range of long-term care services, primarily nursing care and, more recently at certain of its homes, specialized services such as day care, care for the young physically disabled and care for elderly mentally infirm residents.

    BASIC RESIDENT  AND ANCILLARY  SERVICES.   Basic resident  services  include
those typically provided to residents in nursing homes with respect to activities of daily living and general medical needs. The Company provides 24-hour nursing and personal care by registered nurses and care assistants in all of its facilities. The Company also provides a broad range of support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and routine therapy.

    SPECIALIZED SERVICES. The Company currently offers various specialized services at certain of its nursing homes, including day care, care for the young physically disabled, care for elderly mentally infirm residents and post-operative care. These services typically generate higher profit margins than those associated with the provision of routine patient services. Day care services provide elderly members of the community with facilities focused on their personal care, recreation and stimulation.

The care of the young physically disabled involves occupational therapy in addition to basic services. Certain of the Company's homes provide care for elderly mentally infirm residents, including those with Alzheimer's disease.

THERAPY SERVICES

    The Company has provided therapy services since 1991. These services were provided by the Company in 41 states as of December 31, 1995. The Company offers such services to both affiliated and nonaffiliated long-term and subacute care facilities. These services primarily consist of the provision of licensed physical, occupational or speech therapists, although the Company has recently begun to provide respiratory therapy services. These services were provided to 125 affiliated and 643 nonaffiliated long-term and subacute care facilities as of December 31, 1995. The Company is currently providing rehabilitation therapy services to all of the Mediplex long-term and subacute care facilities.

TEMPORARY REHABILITATION THERAPIST STAFFING

    In June 1995, the Company acquired CareerStaff, which is the only provider of temporary rehabilitation therapist staffing with a nationwide network of offices. Founded in 1990, CareerStaff provides licensed therapists skilled in the areas of physical, occupational and speech therapy primarily to hospitals and nursing home contract service providers, with a growing emphasis towards home health care providers. As of December 31, 1995, CareerStaff had on assignment approximately 1,600 therapists working out of 16 division offices providing temporary rehabilitation therapist staffing in major metropolitan areas and two division offices specializing in placements of temporary travelling therapists in smaller cities and rural areas.

    For the years ended December 31, 1995, 1994 and 1993, hospitals represented approximately 49%, 49% and 51%, respectively, of CareerStaff's revenues, and nursing home contract service providers represented approximately 23%, 31% and 30%, respectively, of CareerStaff's revenues. Although CareerStaff continues to derive the majority of its revenues from hospitals and nursing home contract service providers, CareerStaff's management has observed a trend in its client base towards subacute providers and home health care agencies.

INSTITUTIONAL PHARMACEUTICAL SERVICES

    In March 1993, the Company commenced its institutional pharmacy business through the purchase of customer contracts and certain related assets from a pharmacy located in Phoenix, Arizona. Since March 1993, 12 additional regional pharmacies were opened which service 17 states. At December 31, 1995, the Company provided pharmaceutical products and services to 372 long-term and subacute care facilities, 271 of which were operated by nonaffiliated parties. Included in this total are the acquisitions of all of the outstanding shares of DanRae Corporation, an institutional pharmacy located in Arizona, in March 1995, and Nursing Home Consultant Pharmacy, an institutional pharmacy located in South Carolina, in August 1995. The Company opened its first regional pharmacy in the United Kingdom through an acquisition of a small local pharmacy in the fourth quarter of 1995.

    Institutional pharmacy services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. These services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home health care companies.

    The Company intends to pursue opportunities to expand its institutional pharmacy business through acquisition and internal growth both in the United States and in the United Kingdom.

AMBULATORY SURGERY

    As of December 31, 1995, the Company managed thirteen multi-specialty ambulatory surgery centers with 40 operating rooms in Connecticut, California, New Jersey and Pennsylvania. The

Company has an ownership interest or an option to acquire an ownership interest in the licensed operator of eight of these centers. All of the facilities are leased from third parties. During the twelve month period ended December 31, 1995, these thirteen surgical units had been used to perform a total of approximately 35,000 surgical procedures. In the second quarter of 1996, the Company sold its ambulatory surgery subsidiary. The Company's decision to sell its ambulatory surgery subsidiary was influenced in part by the market place's resistance to the integration of subacute care with ambulatory surgery.

ACQUISITIONS

    A critical component of the Company's growth strategy has been to acquire long-term and subacute care facilities and other operations. Prior to the merger of Mediplex with a subsidiary of the Company (the "Mediplex Merger"), the expansion in the Company's long-term and subacute care operations occurred most frequently by entering into or assuming operating leases of long-term and subacute care facilities that were already in operation. The Company issued 11,249,544 shares of Common Stock, which had a market value of approximately $213,741,000 at the date of acquisition, and paid approximately $106,500,000 in cash, in consideration for the acquisition of Mediplex. Since the Mediplex Merger, the Company has expanded the divisions in which acquisitions have been done, with acquisitions in the institutional pharmacy and therapy divisions. Acquisitions have generally been larger in size and, in most cases, have utilized stock or a combination of stock and cash. Recent acquisitions include
(i) the acquisition of 100% of the stock of Exceler, a long-term care provider in the United Kingdom, in September 1994 and February 1995 for an aggregate purchase price of $17,574,000 in cash plus up to L700,000 ($1,085,000 as of December 31, 1995) payable in cash on September 30, 1996, and (ii) the acquisition of the stock of Altis Outpatient Services, Inc., an operator of ambulatory surgery centers, in January 1995, for 304,902 shares of Common Stock, which had a market value of approximately $8,000,000 at the date of acquisition,
(iii) the acquisition of the stock of DanRae Corporation, an institutional pharmacy, in March 1995 for 81,496 shares of Common Stock, which had a market value of approximately $2,100,000 at the date of acquisition, (iv) the acquisition of Golden Care, a respiratory therapy company, in May 1995, for 2,106,904 shares of Common Stock and options to purchase an additional 234,100 shares of Common Stock, which had a market value of approximately $40,000,000 at the date of acquisition, (v) the acquisition of a 20% interest in Ashbourne, a long-term care provider in the United Kingdom, in the second quarter of 1995, for approximately $26,000,000 in cash, (vi) the acquisition of CareerStaff, a provider of temporary therapist staffing, in June 1995, for 6,080,600 shares of Common Stock, which had a market value of approximately $107,100,000 at the date of acquisition, (vii) the acquisition of Nursing Home Consultant Pharmacy, an institutional pharmacy, in August 1995, for 608,800 shares of Common Stock, which had a market value of approximately $9,400,000 at the date of acquisition, and (viii) the acquisition of Columbia Health Care, Inc., a Canadian provider of outpatient rehabilitation therapy services, in November 1995 for approximately $8,500,000 in cash and warrants to purchase 500,000 shares of common stock at an exercise price of $15.375 per share. Acquisitions present problems of integrating the acquired operations into existing operations. See "Operating Strategy -- Growth through Selective Acquisitions and Development."

    Expansion through the use of leases and management agreements permitted the Company to increase the size of its operations and earnings capacity without significant capital expenditures, although in certain cases payments have been required in connection with the restructuring of lease arrangements, and it is common for a security deposit or a letter of credit to be required at the inception of a lease term. In addition, in certain cases the Company is required to expend significant sums immediately following acquisitions to finance such facilities' operations until payments are received from payor sources for services rendered by the Company. The Company has also in the past made and expects to continue to make acquisitions through the use of its own stock as consideration, thereby avoiding expenditure of cash. Regulatory approval is generally required in connection with the Company's assumption of operating responsibility for new facilities.

    The Company continually evaluates opportunities to acquire or develop its health care operations, including but not limited to its therapy and institutional pharmacy businesses. In evaluating opportunities, management considers, among other factors, location (including synergies with existing Company operations), demographics, price, the availability of financing on acceptable terms (including lease terms and the ability to use Common Stock as acquisition consideration), the competitive and regulatory environment and the opportunity to improve performance through the implementation of the Company's operating strategy.

    The Company is continuously discussing with third parties the possible acquisition of long-term and subacute care facilities and other health care operations. Such acquisitions are often initiated and completed over a short period of time. While the Company regularly considers and evaluates opportunities for expansion and is engaged in discussions with various parties regarding acquisitions which, if completed, would be material, it does not have any firm agreements with respect to material acquisitions or expansion. Potential acquisition candidates generally include companies or facilities in geographic proximity to facilities operated by the Company, those with similar operations or those that fit within the Company's operating strategy. In addition, the Company is actively considering strategic alliances with long-term care providers outside of the United States, and intends to continue to explore international acquisitions, particularly in the United Kingdom. The Company believes that one of its strengths in the past has been its ability to identify acquisition candidates, and, through capitalizing on operational synergies, to improve the operating results of these acquired entities. Prior to the Mediplex Merger, this strategy had been applied in the acquisition and integration of relatively small numbers of long-term care facilities, and there can be no assurance that such experience will apply in larger acquisitions, in acquisitions outside of the United States, or in acquisitions involving new lines of business. Subject to requirements of Delaware law and the New York Stock Exchange, the Company stockholders will have no advance opportunity to evaluate the merits and risks of future acquisitions. There can be no assurance that any future acquisitions will be completed or that the Company's historical rate of growth in assets, revenues or net earnings will be sustained.

ASSETS HELD FOR SALE

    As part of the Mediplex Merger, the Company acquired five facilities and certain outpatient units providing substance abuse, psychiatric or transitional living services, as well as three former substance abuse and/or psychiatric facilities that were closed in 1992 and 1993. In 1994, the Company's Board of Directors approved a plan of disposition for these facilities. On September 30, 1995, the Company completed the sale of the real estate of five of the operating psychiatric care and substance abuse treatment facilities and all of the related outpatient facilities for a purchase price of $39,900,000 consisting of cash and the assumption of indebtedness secured by one of the facilities. As part of the sale, the Company provided a five-year $12,500,000 working capital line of credit for the buyer, which is secured by the accounts receivable of the facilities being sold and is restricted to a borrowing base determined by the amount of accounts receivable of the facilities with the buyer. Under the terms of the working capital line of credit, principal is due in full on September 30, 2000 and interest accrues at either LIBOR plus 2.5% or Prime plus 1.5%. As of December 31, 1995, $12,500,000 had been advanced on the working capital line of credit. The Company also subleased two other operating transitional living facilities and sold the working capital of these facilities to the current administrator of one of these facilities, who has assumed responsibility for approximately 60% of the Company's obligations under the present leases and will pay the Company a total of $13,400,000 over the term of such leases. On May 17, 1995 and August 2, 1995, the Company completed the sale of two of the closed facilities for $2,000,000 and $2,500,000, respectively. As a result of the terms of the sales, the Company has retained net liabilites totaling approximately $10,200,000 and long-term liabilities of approximately $8,600,000 which, as of December 31, 1995, have been reclassified on the balance sheet. As of December 31, 1995, the Company continues to lease a transitional living facility which will be purchased and then sold in 1996 and the Company owns an interest in a substance abuse facility which was closed in 1992.

    In connection with the Mediplex Merger, the Company, directly or through Mediplex, became responsible for debt obligations that had an outstanding balance of $82,700,000 at December 31, 1994, which were secured by the Assets Held for Sale. The Company was required to substitute mortgages or other financing on certain of its other properties in an amount equal to the debt on these facilities that was not assumed or refinanced through Meditrust Mortgage Investments, Inc. ("Meditrust") by the purchaser of these assets. The Company entered into various sale leaseback transactions with Meditrust to fulfill this obligation.

REVENUE SOURCES

    The Company derives its revenues from a combination of (i) state Medicaid programs for indigent patients, (ii) the Federal Medicare program for certain elderly and disabled patients, (iii) private payment sources, which includes payments for therapy and institutional pharmaceutical services provided to nonaffiliated long-term and subacute care facilities, (iv) foreign operations in the United Kingdom and Canada and (v) other miscellaneous sources. Such private pay sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

    The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
SOURCES OF REVENUES                                                               1995         1994         1993
- -----------------------------------------------------------------------------  -----------  -----------  -----------
Medicaid.....................................................................          34%          40%          39%
Medicare.....................................................................          23%          20%          14%
Private pay and other (1)....................................................          41%          39%          47%
Foreign operations...........................................................           2%           1%          --

- ------------
(1) Includes revenues from therapy services, which includes payments for rehabilitation and respiratory therapy, temporary therapy staffing services and institutional pharmacy services provided to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Such private pay sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

UNITED STATES REVENUE SOURCES

    The Company's revenues from long-term and subacute care services are determined by a number of factors, including: (i) the licensed bed capacity of its facilities, (ii) the occupancy rates of its facilities, (iii) the mix of patients and the rates of reimbursement among payor categories (Medicaid, Medicare and private pay and other) and (iv) the extent to which subacute care and certain ancillary services available in the Company's facilities are utilized by the patients and paid for by the respective payor sources. The Company utilizes reimbursement specialists and retains outside reimbursement consultants to monitor both Medicaid and Medicare regulatory developments and to assist in compliance with all program requirements with a view to obtaining all lawful reimbursement.

    MEDICAID. The Medicaid program is a program created by the Social Security Act to benefit indigent persons who are aged, blind or disabled. Payment is made under state-administered reimbursement programs governed by Federal guidelines. Although Medicaid programs vary from state to state, typically they provide for fixed rate payments to health care providers at levels designed to compensate an efficiently and economically operated facility. Reimbursement rates are typically determined by the state from "cost reports" filed annually by each facility, on a prospective or retrospective basis. Under most state Medicaid programs, individual facilities are reimbursed on a prospective rate system, subject to retroactive adjustment. Under a prospective system, per diem rates are established (generally on an annual basis) based upon certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed. Retroactive adjustments, if any, are based on a recomputation of the applicable reimbursement rate following an audit of cost reports. Providers must accept reimbursement from Medicaid as payment in full for the services rendered. The provider may not bill the patient for services covered by the Medicaid program but may bill the patient for noncovered services. There can be no assurance that Medicaid reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicaid services rendered. State Medicaid plans also require that providers must be subject to governmental audit to ensure the propriety of costs incurred, which are used as the basis for payments.

    Most of the Company's facilities participate in the Medicaid program. The Company's facilities in Arizona participate in the Arizona Health Care Cost Containment System Program (the "AHCCCS Program"), which is operated under a Federal Medicaid waiver. The AHCCCS Program is an alternative to the conventional Medicaid program. The AHCCCS Program provides Federal financial assistance for care it provides to needy individuals who would be eligible for Medicaid in any other state. The AHCCCS Program is designed primarily to secure health care on a capitated basis under contracts awarded to qualified bidders, but it also pays some contractors on a fee-for-service basis when capitated contracts are impractical. The Company negotiates the rates of reimbursement with the county in which services are provided, on either a capitated or fee-for-service basis, depending on the county. Under the AHCCCS Program, nursing facility services are covered for eligible patients of all ages.

    Certain states, including Massachusetts, are studying methods for reducing expenses under their Medicaid programs, which initiatives could have an adverse effect on applicable Medicaid rates. Connecticut has undertaken a study of acuity levels and is considering changes in its reimbursement system to take levels of acuity into account for the reimbursement of nursing costs. The Company cannot currently determine the potential effect of any such changes. To date, adjustments from Medicaid audits have not had a material adverse effect on the Company. The Company believes that it has properly applied the various payment formulas and that any future adjustments will not be material.

    MEDICARE. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain intensive rehabilitation therapy services or skilled nursing and certain related medical services, such as physical, occupational and speech therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare benefits are not available for patients requiring intermediate and custodial levels of care. In general, Medicare payments for skilled nursing services and rehabilitative care are based on allowable costs. With certain exceptions, Medicare pays on an interim basis, subject to year-end cost settlement. Each facility receives interim payments during the year. Total incurred costs are later adjusted upward or downward to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. If allowable cost is less than the interim payments, depending on the effective date of the adjustment, the Company could be required to refund prospectively the excess of amounts it receives over such allowable costs. If such refund were required to be made, it would be due shortly following notice from Medicare, and would likely require the Company to borrow under its Credit Facility. There can be no assurance that Medicare reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicare services rendered. As of December 31, 1995, 126 of the Company's 131 long-term and subacute care facilities in the United States (or 96% of such facilities) were certified to receive payment for costs incurred providing benefits under Medicare.

    Medicare reimbursement for services provided in skilled nursing facilities is based upon the lesser of (i) actual allowable routine and ancillary operating costs and capital costs or (ii) charges. Facilities that have been in operation longer than three full cost reporting periods are subject to limits on their actual routine per diem costs. The routine service cost limits, which are regionally adjusted for labor costs, are updated annually by HCFA. However, these limits have been frozen for HCFA's past three fiscal years ended September 30, 1995. The freeze expired on October 1, 1995. Anticipated Medicare payments and rate adjustments have been delayed as a result of the required change of fiscal intermediaries from Blue Cross of New Mexico to Blue Cross of Texas. The announced change has slowed the processing of requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"), which in turn has led to delayed revenue recognition. In addition, the change has led to delays in payments to the Company resulting in increased borrowings under the Company's revolving credit facility, thereby causing the Company to incur additional interest expenses.

    Hospitals that provide acute care are paid for non-physician services to Medicare inpatients under the federal prospective payment system ("PPS"), under which payments are based on standard amounts adjusted for the patient's diagnosis without regard to the hospital's actual inpatient operating costs. Medicare payments for inpatient services provided by rehabilitation and psychiatric hospitals or units and skilled nursing facilities that meet the requirements to be exempted from the PPS are generally reimbursed on a reasonable cost basis, subject to certain limits and exceptions. Medicare payment for most outpatient ancillary services provided in non-acute care facilities is based upon the lesser of reasonable costs or charges.

    Rehabilitation and psychiatric hospitals or units in acute care hospitals must meet certain eligibility requirements for exclusion from PPS. All of the Company rehabilitation and psychiatric facilities which are classified as Assets Held for Sale in the financial statements are exempt from PPS. Rehabilitation hospitals must show that they provided services to an inpatient population of whom at least 75% required intensive rehabilitative services for the treatment of conditions that fell within ten specified categories of injury and disease. Psychiatric hospitals or units must be primarily engaged in providing psychiatric services for the diagnosis and treatment of mentally ill patients. The rehabilitation facilities meeting these requirements are reimbursed by Medicare for their portion of the actual allowable operating and capital costs for the first three full cost reporting periods under current or previous ownership. After this period, the facilities will be subject to limits on their actual operating costs per discharge. The cost limits were imposed under regulations adopted under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The TEFRA limit is determined based upon actual Medicare allowable operating costs per discharge incurred in the base year, and is updated annually by an amount approved by HCFA. The annual payment update reflects changes in the hospital market basket and budgetary policy. Rehabilitation facilities subject to TEFRA limits will be reimbursed the lesser of their actual allowable operating and capital costs or the TEFRA limit plus capital. If a facility's actual allowable operating costs are less than the TEFRA limit, it will receive in addition to its actual costs an "incentive" payment which is equivalent to the lesser of 50% of the difference between the TEFRA amount and actual operating costs or 5% of the TEFRA amount.

    The Company's Golden Care subsidiary derives a significant percentage of its net revenues and net operating earnings from the provision of respiratory therapy services and related supplies, equipment and medical gases to beneficiaries of the Medicare and Medicaid programs who reside in long-term and subacute care facilities. In general, long-term and subacute care facilities that contract with an outside provider for the furnishing of respiratory therapy services are reimbursed under Part A of the Medicare program through the annual facility cost reporting process. Reimbursement is made under Medicare's reasonable cost principles, subject to salary equivalency guidelines that operate as cost limits. Respiratory therapy services furnished under a contract with an outside provider are Medicare covered services and reimbursable under Medicare Part A only if furnished by a "transfer hospital" with which the long-term and subacute care facility has entered into a "transfer agreement." Golden Care has entered into contracts with a number of transfer hospitals that participate in the federal Medicare program and the transfer hospitals have established transfer agreements with a number of skilled nursing facilities. Pursuant to Golden Care's contracts, the transfer hospitals: (1) rent necessary respiratory therapy equipment from Golden Care; and (2) receive comprehensive and specific management services from Golden Care. The transfer hospitals pay Golden Care monthly rental payments for the equipment, and certain other fees for the management, administrative and other related services that Golden Care renders. The long-term or subacute care facility pays the transfer hospital for the respiratory therapy services rendered by it, and reports the costs in the annual cost reporting process. Golden Care also receives payment directly under Part B of the Medicare program for the cost of certain equipment, supplies and medical gases. Golden Care also has entered in contracts with a number of skilled nursing facilities to provide necessary medical supplies, medical gases and respiratory therapy equipment, pursuant to a fee schedule. The skilled nursing facilities pay Golden Care upon receipt of the medical supplies and medical gases and monthly for the necessary respiratory therapy equipment.

    Current Medicare regulations that apply to transactions between related parties, such as the Company and its subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and institutional pharmaceutical services that it provides to Company-operated facilities. These Medicare regulations generally require that, among other things, (i) the Company's rehabilitation and respiratory therapy and institutional pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation and respiratory therapy services or institutional pharmaceutical services, as the case may be, of the relevant subsidiary must be transacted with nonaffiliated entities, and there is an open, competitive market for the relevant services;
(iii) rehabilitation and respiratory therapy services and institutional pharmaceutical services, as the case may be, are services that commonly are obtained by long-term and subacute care facilities from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by such long-term and subacute care facilities; and (iv) the prices charged to the Company's long-term and subacute care facilities by its rehabilitation and respiratory therapy services subsidiaries and institutional pharmacy subsidiary are in line with the charges for such services in the open market and no more than the prices charged by its rehabilitation and respiratory therapy services and institutional pharmacy subsidiaries under comparable circumstances to nonaffiliated long-term and subacute care facilities. The Medicare regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 64%, 67% and 74% of total rehabilitation therapy services net revenues for the twelve months ended December 31, 1995, 1994 and 1993, respectively. Respiratory therapy services were not provided to affiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Respiratory therapy services provided to nonaffiliated facilities for the period from the date of acquisition of Golden Care on May 5, 1995 to December 31, 1995 represented 64% of total respiratory therapy services net revenues. Net revenues from institutional pharmacy services provided to nonaffiliated facilities represented 78%, 81% and 83% of total institutional pharmacy services revenues for the twelve months ended December 31, 1995, 1994, and 1993, respectively.

    The Company believes that it has satisfied the foregoing Medicare requirements with respect to its rehabilitation therapy and institutional pharmacy subsidiaries, and, therefore, is entitled to receive reimbursement for services provided to the Company-operated facilities at the rates applicable to services provided to nonaffiliated entities. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. The Company believes that it has integrated the Mediplex operations, and that it will integrate the Golden Care operations, so as to remain in compliance with the regulations. If the Company is unable to satisfy these regulations, the reimbursement the Company receives for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to its own facilities would be materially adversely affected. If, upon audit by relevant reimbursement agencies, such agencies find that each of these regulations has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretations of Medicare regulations by the relevant reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

    PRIVATE PAY SOURCES. Private pay revenues include payments from individuals who pay directly for services without governmental assistance, revenues from commercial insurers, Blue Cross organizations, HMOs, preferred provider organizations, workers' compensation programs and other similar payment sources. Payments from these private pay sources may be charge-based, cost-based or based on periodically renewable contracts negotiated with these payors. Many conditions treated by rehabilitation services are covered by liability insurance, rather than health benefits policies. In such cases, reimbursement rates are established on a case-by-case basis.

    Although the level of charges by the Company to private patients in its facilities is not subject to the same regulatory control as with Medicaid or Medicare, its charges are still generally limited to customary and reasonable charges for such health care services. In addition, many HMOs and other private payors are under pressure to contain or reduce costs through increasing case management review of services, lowering reimbursement rates and negotiating reduced contract pricing.

    THERAPY SERVICES TO NONAFFILIATES. Revenues from rehabilitation therapy services to nonaffiliates are derived from the Company's therapy business which provides physical, occupational, speech and respiratory therapy, and respiratory products and supplies, to patients at long-term and subacute care facilities not operated by the Company. In general, payments for these therapy services are received directly from the long-term care facilities, which in turn are paid by Medicare or other payors. Revenues from rehabilitation therapy services provided to the Company-operated facilities are included in the Medicaid, Medicare and private pay sources of revenues of the Company. The Company's charges to nonaffiliates, though not directly regulated, are effectively limited by regulatory reimbursement policies imposed on the long-term and subacute care facilities that receive these therapy services, as well as competitive market factors. The Company's contracts with the nonaffiliated facilities are generally terminable on 90 days' notice, so that if reimbursement policies changed in such a way that contract therapy rates owed by such facilities to the Company exceeded reimbursement paid by Medicare or other payors to such facilities, they would be able to terminate their contractual relationships with the Company. In addition, in substantially all instances, the Company may be contractually required to indemnify the nonaffiliated facility for amounts it has been paid which are subsequently recouped by Medicare.

    CareerStaff revenues are included in the Private and Other category, since all CareerStaff revenues are derived from billings to facilities served, rather than directly from Medicare or Medicaid; although Medicare or Medicaid may reimburse the facilities for the cost of services provided to CareerStaff.

    INSTITUTIONAL PHARMACY SERVICES TO NONAFFILIATES. Revenues from the Company's pharmacy services are derived from the provision of such services to patients at long-term and subacute care facilities, most of which are not operated by the Company. The Company enters into non-exclusive contracts with nonaffiliated facilities, and personnel at such facilities submit prescriptions to the Company on behalf of patients at such facilities. The Company is in most cases paid directly by Medicare, Medicaid or private pay sources, and not by the long-term care facility. The amounts that can be charged for prescriptions are often limited by Medicaid regulations.

UNITED KINGDOM REVENUE SOURCES

    The Company derives its revenues in the United Kingdom from a combination of
(i) DSS income support, (ii) local authority payments and (iii) private payor sources.

    DSS INCOME SUPPORT. The majority of residents in nursing homes in the United Kingdom are funded by income support payments by the United Kingdom Department of Social Security (the "DSS"). DSS income support is paid without any assessment of care need. Under the DSS income support system, if an individual had less than L8,000 in assets and insufficient income to cover the cost of home care, that individual is eligible for DSS income support for nursing home care. A single set of national rates is applied throughout the United Kingdom (except in London where an additional premium is payable). DSS income support levels are reviewed annually and generally are increased with United Kingdom inflation rates. Residents receiving income support who entered homes before April 1993 will continue to have their fees paid until they die or leave the nursing home. Consequently, the funding changes introduced by the Community Care Act will take effect gradually as those who receive payments from the DSS under the pre-April 1993 system are replaced by residents who now receive local authority funding.

    LOCAL AUTHORITY FUNDING. Since implementation of the Community Care Act, if an individual is assessed by a local authority as requiring nursing home care, the local authority will place that individual in a nursing home with which it has contracted (or a home of the individual's choice) and will recover from the resident any income which he or she may have to cover such costs. In addition, local authorities may place a charge over a resident's property and recover the fees for nursing home care from the proceeds of the sale following the death of the spouse. The local authority is free to contract with any nursing home and may agree to any fee with the operator of the nursing home. In practice, most local authorities have used the level of DSS income support payments as a benchmark against which to set their fees. As a result, local authority rates are likely to rise in line with DSS income support payments. Some local authorities, however, have been willing to pay a higher fee for higher dependency residents or higher quality nursing homes. An individual may choose to go to a different nursing home than the one offered by the local authority, provided the extra cost, or "top up," if any, is borne by the individual or by a third party. Approximately 30% of the Company's residents receiving income support or local authority funding pay such "top up" payments.

    PRIVATE PAYOR SOURCES. Privately funded residents typically pay approximately 10% more than DSS or local authority-funded residents. The Company believes that the financial resources of the elderly are projected to increase in the future. As a result, there is likely to be a decrease in the number of people who are eligible for local authority funding or DSS income support. The majority of privately funded residents pay for the cost of nursing home care with the proceeds from the sale of their home. Health insurance and other financial products that provide financing for long-term nursing care are in their infancy in the United Kingdom and it is unlikely that these products will account for a significant portion of nursing home revenues in the near future.

GOVERNMENT REGULATION

    The health care industry is subject to substantial federal, state and local regulation. The various layers of governmental regulation affect the Company's business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its properties and controlling reimbursement to the Company for services provided. See "-- Revenue Sources." Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction, are revised periodically, and vary among the nursing home, therapy and pharmacy operations.

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and requirements that all businesses offer health insurance coverage to their employees. It is not clear at this time whether any proposals will be adopted, or, if adopted, what effect, if any, such proposals would have on the Company's business. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the financial results or operations of the Company.

    In addition, various cost containment measures adopted by governmental and private pay sources limit the scope and amount of reimbursable health care expenses and limit increases in reimbursement rates for medical services. In October 1993, HCFA issued a directive to intermediaries that administer the Medicare reimbursement policies in the states to review costs incurred by providers of occupational therapy and speech therapy. Although HCFA has published salary equivalency guidelines for physical therapy and respiratory therapy, no such standards exist for occupational therapy and speech therapy. The directive indicated HCFA's intention to develop salary equivalency guidelines for occupational and speech therapy. Implementation of this directive and the development of salary equivalency guidelines could directly or indirectly limit reimbursement for substantially all of the Company's rehabilitation therapy services. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles. In April and June 1995, HCFA provided information to intermediaries for their consideration in determining reasonable costs for occupational and speech therapy. The salary information set forth in such directives, although not intended to be applied as absolute limits on reasonable costs, could substantially lower the reimbursement rates. While the effect of these directives is still uncertain, they may be a factor considered by such intermediaries in determining reasonable costs, which could result in a decrease in the Company's revenue or, with respect to rehabilitation therapy services provided to Company-operated facilities, a retroactive adjustment of Medicare reimbursement for some prior periods. An adjustment of reimbursement rates with respect to therapy services provided to nonaffiliated facilities could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process.

    Additional measures are likely to be adopted in the future as Federal and state governments attempt to control escalating health care costs. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, governmental programs are subject to statutory and regulatory changes, retroactive rate adjustments to incurred costs, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to facilities and its therapy and institutional pharmacy businesses. There can be no assurance that payments under government or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and limits on reimbursement could have a material adverse effect on the Company's financial condition and results of operations.

    Many of the states in which the Company operates have adopted CON statutes applicable to the services provided by the Company. Such statutes provide generally that, prior to the construction of new beds, the addition of new services or the making of certain capital expenditures exceeding defined levels, a state agency must determine that a need exists for such proposed activities. Failure to obtain the necessary state approval can result in the inability to provide the service, operate the facility or complete the addition or other change, and can also result in the imposition of sanctions or adverse action in respect of the facility's license and reimbursement. The Company acquired four CONs through the Mediplex Merger for construction of four facilities in Massachusetts, New Jersey and Maryland with a total of 525 licensed beds, which opened in the first two quarters of 1995. In addition, the Company entered into an agreement in connection with the Mediplex Merger to acquire one additional facility in Massachusetts from the entity that has the CON for the facility upon completion of construction.

    Substantially all of the Company's long-term and subacute care facilities in the United States are licensed under applicable state law. As of December 31, 1995, 126 of the Company's 131 long-term and subacute care facilities in the United States (or 96% of such facilities) were certified to receive benefits provided under Medicare, and 128 (or 98% of such facilities) were approved as providers under Medicaid. Both initial and continuing qualification of a facility to participate in the Medicaid or Medicare program depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. In order to participate in the Medicare program, a facility must be licensed and certified as a provider of skilled nursing services. Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift, and increases training requirements for nurse's aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" in order to obtain Medicare reimbursement. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government sponsored third party payor programs.

    The Company believes that its facilities are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and seeks to take appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to impose fines, temporarily suspend admission of new patients to the facility, suspend or decertify from participation in the Medicare or Medicaid programs and, in extreme circumstances, revoke a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services and the facility's eligibility to participate in the Medicare or Medicaid programs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to exclusion from participation in the Medicare and Medicaid programs.

    Certain of the Company's long-term and subacute care facilities in Louisiana, Texas, Oregon, Washington and Connecticut have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was assessing a fine against the Company and/or was taking steps to decertify the facility from participation in Medicare and Medicaid programs. However, the deficiencies noted in the Louisiana, Texas, Oregon, Washington and Connecticut facilities were remedied before any facilities were decertified. To date none of the Company's facilities has had its license or certification revoked.

    On April 12, 1995, the Company received a notification from the U.S. Attorney for the District of Connecticut that the U.S. Drug Enforcement Administration (the "DEA") had alleged that Sunscript Pharmacy Corporation ("Sunscript"), the Company's institutional pharmacy subsidiary, had violated certain recordkeeping requirements in connection with operations at the Company's Connecticut pharmacy. The DEA has the authority to impose civil penalties in connection with these violations. The Company has entered into a settlement agreement dated May 4, 1995 with the U.S. Attorney with respect to these allegations, pursuant to which the Company paid a fine, without admission of misconduct.

    Under Massachusetts law, if any person owns, directly and/or indirectly, 5% or more of the outstanding shares or certain obligations of a health care provider, then such provider must disclose certain information about such person to the Massachusetts Department of Public Welfare. If any person owns 10% or more of the outstanding shares of Mediplex or the Company, then Mediplex or the Company, as the case may be, may be required to identify such person to the Massachusetts Department of Public Health and to disclose to the Massachusetts Rate Setting Commission any transactions between such persons and any facility operated by Mediplex or the Company, as the case may be, in Massachusetts. Other states and the U.S. Department of Health and Human Services may have similar requirements to disclose the names of persons or entities owning more than certain specified percentages of the outstanding securities of corporations. Under New York regulations, a corporation may not be licensed to operate certain health care facilities unless all of its stockholders are specifically identified, approved individuals or corporations, trusts, partnerships and other entities owned by such individuals. Therefore, under current New York regulations, the Company may not be the licensed operator of substance abuse treatment or mental health facilities in New York, but may own, lease or provide management services to such facilities. The Company's former psychiatric and substance abuse facilities in New York were operated by the licensed operator that operated such facilities prior to the Mediplex Merger, and the operator continued to operate such facilities after their disposition. See "-- Assets Held For Sale."

    The Company's therapy and institutional pharmacy businesses provide Medicare and Medicaid covered services and products to long-term and subacute care facilities under arrangements with both the Company-operated and nonaffiliated long-term and subacute care facilities. Under these arrangements, the Company's therapy subsidiary bills and is paid by the long-term and subacute care facility for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the long-term and subacute care facility. With certain exceptions, the Company's institutional pharmacy subsidiary bills, and is paid by, Medicare, Medicaid or the private pay source directly. As a result, the Company's therapy business generally (including Sundance and CareerStaff) is not Medicare and Medicaid certified and does not enter into provider agreements with the Medicare and Medicaid programs, but the Company's institutional pharmacy business does participate in the Medicare and Medicaid programs.

    Various state and federal laws regulate the relationship between providers of health care services and physicians, including employment or service contracts, and investment relationships. These laws include the broadly worded Fraud and Abuse Provisions of the Medicare and Medicaid statutes, which prohibit various transactions involving Medicare or Medicaid covered patients or services. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. The full extent of the application of these provisions is not presently known. However, the Company believes that it has not entered into any relationship with physicians or other health care providers that might be considered to fall within the coverage of the Fraud and Abuse Provisions and other related state and federal laws. The Company believes that it will be able to arrange its future business relationships so as to comply with the Fraud and Abuse Provisions and any safe harbor guidelines issued pursuant thereto.

    All states have adopted a "patient's bill of rights" that sets forth standards dealing with such issues as using the least restrictive treatment, patient confidentiality, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity.

    By virtue of the Company's ownership of Exceler and an ownership interest in Ashbourne, certain of the operations from which the Company may derive income are subject to national and local regulations in the United Kingdom, including The Community Care Act 1990 and The Registered Homes Act 1984, as well as various zoning, health and safety, reimbursement and general corporate regulations.

    In addition, the Company, as an operator of health care facilities, is subject to various federal, state and local environmental and consumer protection laws. The Company has been notified by the State of Oregon that it believes violations of Oregon's consumer protection laws may have occurred at one of the Company's facilities in Oregon. The Company is engaged in settlement discussions regarding this matter.

    In October 1995 the Connecticut Attorney General publicly disclosed that his office was investigating certain complaints against the Company and that it intended to review the allegations presented by, and determine any action to be taken in response to, such complaints. The Company believes that such investigation related to certain allegations by the New England Health Care Employees Union District 1199 ("1199"), which was then engaged in labor negotiations with the Company. The Company entered into a collective bargaining agreement with 1199 in November 1995. To date, the Company has not received notice of any such investigation from the Connecticut Attorney General. If the State of Connecticut determines to take any action against the Company, such action and any adverse publicity related to any such investigation could have an adverse impact on the Company's future results of operations. Based on the facts currently available, however, the Company is unable to predict whether any such investigation will be commenced or whether the outcome of any such investigation will have a material adverse effect on the Company's financial condition or results of operations. In addition, the Connecticut Attorney General's office is reviewing certain Medicaid cost reports filed with the Connecticut Department of Social Services by the Company's long-term care subsidiary. As a result of such review, the Company's long-term care subsidiary could be required to reimburse the State of Connecticut for payments previously received by the Company's long-term care subsidiary. However, the Company does not believe that this review will have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION

    The Company operates in a highly competitive industry. The nature of competition varies by location. Its facilities generally operate in communities that are also served by similar facilities operated by others. Some competing facilities are located in buildings that are newer than those operated by the Company and provide services not offered by the Company, and some are operated by entities having greater financial and other resources and longer operating histories than the Company. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. Some hospitals that either currently provide long-term and subacute care services or are converting their under-utilized facilities into long-term and subacute care facilities are also a potential source of competition to the Company. The Company also competes with other companies in providing rehabilitation therapy services and pharmaceutical products and services to the long term care industry and in employing and retaining qualified therapists and other medical personnel. Many of these competing companies have greater financial and other resources than the Company.

    The Company competes with other facilities based on key competitive factors such as its reputation for the quality and comprehensiveness of care provided; the commitment and expertise of its staff; the innovativeness of its treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of its facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, because revenues for services to such patients are strictly controlled and based on fixed rates and uniform cost reimbursement principles. See "-- Revenue Sources."

    The Company may also face competition from other facilities, hospitals or health care companies when it initiates a CON project or seeks to acquire a CON or a facility covered by an existing CON. CON programs affect the opportunity to develop or acquire new facilities by creating a regulatory system that can be used by competitors to delay the implementation of growth strategies. CON laws, applicable in many of the states in which the Company's facilities are located, also currently restrict the number of facilities that can compete with the Company in such states.

EMPLOYEES

    As of December 31, 1995, the Company had approximately 27,100 full-time and regular part-time employees. Of this total, there were approximately 17,300 employees at the long-term and subacute care facilities in the United States, 1,800 employees at the long-term care facilities in the United Kingdom, 4,800 employees involved in providing rehabilitation therapy services in the United States, 200 employees providing rehabilitation therapy services in Canada, 600 employees at the institutional pharmacy operation, 1,800 employees at CareerStaff, 100 employees at Golden Care and 500 employees at the corporate and regional offices. In addition, the Company had approximately 300 full-time and regular part-time employees at the Ambulatory Surgery Centers. In the second quarter of 1996, the Company sold its ambulatory surgery subsidiary. Certain of the Company's employees in Connecticut, Massachusetts and Washington are covered by collective bargaining contracts. Eight collective bargaining agreements at six long-term care facilities scheduled to expire in late 1995 were renegotiated. In addition, employees of three of the Company's facilities located in Connecticut voted for union representation in 1995. The Company believes it has satisfactory relationships with the unions that represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities.

    Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which it operates could affect the Company's ability to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and service employees and with non-health care providers for service employees.

INSURANCE

    Health care companies are subject to medical professional liability, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. The Company maintains property, liability and professional liability insurance policies in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities.

    The Company has self-insured the health care risks of employees who have elected coverage under the Company-sponsored plans. Workers' compensation coverage is effected through self-insurance or retrospective/high deductible insurance policies, except that the Company's long-term and subacute care subsidiary is a non-subscriber to the workers' compensation program in Texas. Substantially all of the risk of workers' compensation claims under the high deductible programs are assumed by the Company and such risks are comparable to those of an insurance carrier for retrospective policies. The costs of paying for health care and workers' compensation claims can fluctuate depending on the type and number of claims in any given period.

    The  Registrant  hereby amends  the disclosure  contained under  the caption
"Selected Financial Data" set forth in Part II, Item 6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 6, as amended, follows.

ITEM 6. SELECTED FINANCIAL DATA

    The following Selected Consolidated Financial Data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 have been derived from the Company's Consolidated Financial Statements, which have been restated for the periods subsequent to December 31, 1991 to include the results of operations for Golden Care, Inc. and CareerStaff Unlimited, Inc. which were acquired in 1995 and were accounted for as poolings of interest. In addition, the following Selected Consolidated Financial Data for the years ended December 31, 1995 and 1994 have been restated to reflect the write-off of $23,446,000 of accounts receivable originally recorded in the fourth quarter of 1995, in the fourth quarter of 1994 (See Note 2 to the Company's Consolidated Financial Statements). The financial data set forth below should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                          1995        1994       1993       1992      1991(1)
                                       ----------  ----------  ---------  ---------  ---------
                                            AS RESTATED
                                       ----------------------
                                         (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
Total net revenues...................  $1,135,508  $  673,354  $ 230,815  $ 135,733  $  70,593
Earnings before pro forma income
 taxes and extraordinary loss........      12,794      36,807     22,710      7,258      1,895
Pro forma earnings (loss) before
 extraordinary item (2)..............     (20,568)     19,561     13,463      4,373      1,195
Extraordinary item...................      (3,413)     --         --         --             36
                                       ----------  ----------  ---------  ---------  ---------
Pro forma net earnings (loss) (2)....  $  (23,981) $   19,561  $  13,463  $   4,373  $   1,231
                                       ----------  ----------  ---------  ---------  ---------
                                       ----------  ----------  ---------  ---------  ---------
Pro forma net earnings (loss) per
 common and common equivalent share
 (2)(3):
    Before extraordinary loss........  $    (0.43) $     0.61  $    0.72  $    0.29
    Extraordinary loss...............       (0.07)     --         --         --
                                       ----------  ----------  ---------  ---------
    Net earnings (loss)..............  $    (0.50) $     0.61  $    0.72  $    0.29
                                       ----------  ----------  ---------  ---------
                                       ----------  ----------  ---------  ---------
Pro forma weighted average number of
 common and common equivalent
 shares..............................      47,419      31,830     18,608     14,902
  Working capital....................  $  237,147  $  197,150  $  45,451  $   2,057  $     883
  Total assets.......................   1,039,869   1,054,223    110,488     27,760     18,484
  Long-term debt, net of current
   portion...........................     348,460     398,534     11,967      1,365      4,486
  Stockholders' equity...............     569,042     550,449     70,361      6,755      1,707

- ------------------------
(1) Pro forma financial and operating data for 1991 exclude the results of CareerStaff and Golden Care as the impact of these acquisitions is insignificant in this year.

(2) There was no provision for Federal or state income taxes in the Company's consolidated financial statements for certain entities that subsequently became subsidiaries of the Company that had elected S Corporation status prior to becoming C corporations. Net earnings (loss) and net earnings
    (loss) per share reflect Federal and state income taxes that these entities would have been subject to and liable for as C Corporations prior to each of the entities' terminations of their S corporation status.

(3) See Note 15 to the Company's Consolidated Financial Statements for net earnings (loss) per share information.

    The Registrant hereby amends the disclosure contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 7, as amended, follows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company, which began operations in 1989 with the acquisition of seven long-term care facility operations, has achieved significant growth through acquisitions of long-term and subacute care facilities ("facilities") and the provision of therapy and institutional pharmacy services. The Company's strategy is to increase profitability through the provision of ancillary services such as rehabilitation and respiratory therapy and institutional pharmacy to both affiliated and nonaffiliated facilities. These services have significantly higher margins than the margins associated with routine services provided to residents of facilities. The Company's earnings growth historically has resulted from its acquisition of facilities, expansion of ancillary services through acquisitions, use of its long-term care operations as a base for expansion of ancillary services and provision of ancillary services to nonaffiliated facilities.

    The Company's results of operations for the years ended December 31, 1995, 1994 and 1993 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services and the growth of the Company's institutional pharmacy service operations. On May 5, 1995, the Company acquired Golden Care, Inc. ("Golden Care"), a provider of respiratory therapy services to facilities, and on June 21, 1995, the Company acquired CareerStaff Unlimited, Inc. ("CareerStaff"), a provider of temporary staffing of physical, occupational and speech therapists to the health care industry. Both transactions were accounted for as poolings of interest; accordingly, the Company's financial condition and results of operations for the years ended December 31, 1995, 1994 and 1993 have been restated to reflect the combined operations. The Company's merger with The Mediplex Group, Inc. ("Mediplex") was accounted for as a purchase and accordingly, the Company's financial results include those of Mediplex since the acquisition of Mediplex in June 1994.

    At December 31, 1993, the Company had 55 facilities with 6,252 licensed beds. During 1994, the Company acquired 60 facilities with 7,652 licensed beds, including at December 31, 1994, 36 facilities with 5,317 licensed beds through the Mediplex merger. In 1994, the Company acquired a 68% interest in Exceler Health Care Group PLC ("Exceler"), a United Kingdom corporation, which as of December 31, 1994 was operating 18 facilities with 840 registered beds. In 1995, the Company entered into thirteen transactions relating to the acquisition of twelve facilities in the United States and eight facilities in the United Kingdom resulting in an increase of 1,779 licensed beds. In 1995, the Company developed and opened four facilities in the United States and two in the United Kingdom with 636 licensed beds. In February 1995, the Company acquired the remaining 32% interest in Exceler.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, and the provision of respiratory care and distribution of related equipment and supplies. The Company's therapy service business commenced operations in 1991 with the provision of physical, occupational and speech therapy to facilities operated by the Company and by nonaffiliated facilities. The Company entered the respiratory therapy service business through its May 1995 acquisition of Golden Care. Golden Care commenced operations in 1991. Golden Care provides services to both affiliated and nonaffiliated facilities. At December 31, 1994, the Company provided its therapy services to 513 nonaffiliated facilities, an increase of 219 facilities from the 294 nonaffiliated facilities serviced at December 31, 1993. At December 31, 1995, the Company provided its therapy services to 643 nonaffiliated facilities, an increase of 130 facilities from December 31, 1994.

    The Company entered the temporary therapy staffing service business through its June 1995 acquisition of CareerStaff. CareerStaff commenced operations in 1990 and had 18, 14 and 12 division offices at December 31, 1995, 1994 and 1993, respectively.

    In 1993, the Company began to provide institutional pharmacy services in Arizona to seven nonaffiliated facilities and four Company operated facilities. The Company opened institutional regional pharmacies in Hartford, Connecticut, in Tempe, Arizona and acquired the assets of an institutional regional pharmacy in Chicago, Illinois in 1993. In 1994, the Company opened additional institutional regional pharmacies in Connecticut, Massachusetts and Washington and acquired four additional institutional regional pharmacies in Illinois and Texas. In 1995, the Company acquired an institutional regional pharmacy in Arizona and in South Carolina and developed an institutional regional pharmacy in Massachusetts.

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1994       1993
                                                              ---------  ---------  ---------
Long-term and Subacute Care Facility Operations
Long-term and subacute care facilities:
  Domestic operations.......................................        131        115         55
  Foreign operations........................................         28         18     --
                                                              ---------  ---------  ---------
    Total...................................................        159        133         55
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Licensed beds:
  Domestic operations.......................................     15,921     13,904      6,252
  Foreign operations........................................      1,437        840     --
                                                              ---------  ---------  ---------
    Total...................................................     17,358     14,744      6,252
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Therapy Service Contracts:
  Nonaffiliated facilities..................................        643        513        294
  Affiliated facilities.....................................        125        108         43
                                                              ---------  ---------  ---------
    Total...................................................        768        621        337
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Temporary Therapy Staffing Service:
  Hours billed to nonaffiliates.............................  1,999,092  1,157,535    590,405
Institutional Pharmacy Contracts:
  Nonaffiliated facilities..................................        271        136         48
  Affiliated facilities.....................................        101         76         13
                                                              ---------  ---------  ---------
    Total...................................................        372        212         61
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

Ambulatory Surgery Centers..................................         13          6     --

RESTATEMENT

    The Company has restated its financial statements for the years ended December 31, 1995 and 1994. The restatement is a result of the Company's further review and analysis of its fourth quarter of 1995 write-off of certain accounts receivable acquired in its acquisition of Mediplex. Based on its review, the Company has concluded that $23,446,000 of the Mediplex accounts receivable written off in the fourth quarter of 1995 should be recognized in the fourth quarter of 1994 because such accounts receivable were impaired as of the fourth quarter or earlier and the fourth quarter of 1994 was the quarter in which the purchase accounting for the Mediplex acquisition was finalized. Accordingly, the 1995 and 1994 financial statements have been restated to reflect the write-off of $23,446,000 of accounts receivable originally recorded in the fourth quarter of 1995, in the fourth quarter of 1994. The impact of these adjustments on the Company's results of operations as originally reported is as follows (in thousands):

                                                                       1995                        1994
                                                           ----------------------------  ------------------------
                                                            AS REPORTED    AS RESTATED   AS REPORTED  AS RESTATED
                                                           -------------  -------------  -----------  -----------
Total Net Revenues.......................................  $   1,135,508  $   1,135,508   $ 673,354    $ 673,354
Earnings (loss) before pro forma income taxes and
 extraordinary loss......................................        (10,652)        12,794      60,253       36,807
Pro forma earnings (loss) before extraordinary item......        (35,105)       (20,568)     34,098       19,561
Pro forma net earnings (loss)............................  $     (38,518) $     (23,981)  $  34,098    $  19,561
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Pro forma net earnings (loss) per share:
  Primary --
    Before extraordinary loss............................  $       (0.74) $       (0.43)  $    1.07    $    0.61
    Extraordinary loss...................................          (0.07)         (0.07)     --           --
                                                           -------------  -------------  -----------  -----------
    Net earnings (loss)..................................  $       (0.81) $       (0.50)  $    1.07    $    0.61
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
  Fully diluted --
    Before extraordinary loss............................  $       (0.74) $       (0.43)  $    1.02    $    0.61
    Extraordinary loss...................................          (0.07)         (0.07)     --           --
                                                           -------------  -------------  -----------  -----------
    Net earnings (loss)..................................  $       (0.81) $       (0.50)  $    1.02    $    0.61
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------
                                               1995                   1994                   1993
                                      ----------------------  ---------------------  ---------------------
Long-term and subacute care
 services...........................  $  759,459         67%  $ 476,146         71%  $ 151,229         65%
Therapy services to nonaffiliates...     170,154         15     106,144         16      49,124         21
Temporary therapy staffing services
 to nonaffiliates...................      96,500          9      55,258          8      27,180         12
Institutional pharmacy services to
 nonaffiliates......................      51,409          5      20,427          3       2,034          1
Ambulatory surgery..................      26,197          2       7,260          1      --          --
Foreign operations..................      27,072          2       6,196          1      --          --
Management fees and other...........       4,717      --          1,923      --          1,248          1
                                      ----------        ---   ---------        ---   ---------        ---
    Total net revenues..............  $1,135,508        100%  $ 673,354        100%  $ 230,815        100%
                                      ----------        ---   ---------        ---   ---------        ---
                                      ----------        ---   ---------        ---   ---------        ---

    Revenues for the long-term and subacute care services include revenues billed to patients for therapy services and institutional pharmacy services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $92,177,000, $45,157,000 and

$12,900,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Revenues provided to affiliated facilities for institutional pharmacy services were $14,187,000, $4,900,000 and $403,000 for the years ended December 31, 1995,
1994 and 1993, respectively.

    The  following  table  presents  the   percentage  of  total  net   revenues
represented by certain items for the Company for the periods presented:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
                                                                            AS RESTATED
                                                                        --------------------
Total net revenues....................................................        100%       100%       100%
                                                                        ---------        ---        ---
Costs and expenses:
  Operating...........................................................       81.9       82.1       84.2
  Corporate general and administrative................................        4.5        4.7        4.6
  Provision for losses on accounts receivable.........................        1.3        4.1        0.6
  Depreciation and amortization.......................................        2.4        1.8        0.7
  Interest, net.......................................................        1.9        1.5        0.1
  Conversion expense..................................................        0.3        0.3     --
  Merger expenses.....................................................        0.5     --         --
  Strike costs........................................................        0.4     --         --
  Investigation and litigation costs..................................        0.5     --         --
  Impairment loss.....................................................        5.2     --         --
                                                                        ---------        ---        ---
    Total costs and expenses..........................................       98.9       94.5       90.2
                                                                        ---------        ---        ---
  Earnings before pro forma income taxes and extraordinary loss.......        1.1        5.5        9.8
  Pro forma income taxes (1)..........................................        2.9        2.6        4.0
                                                                        ---------        ---        ---
  Pro forma net earnings (loss) before extraordinary loss.............       (1.8)       2.9        5.8
  Extraordinary loss..................................................       (0.3)    --         --
                                                                        ---------        ---        ---
  Pro forma net earnings (loss).......................................       (2.1)%       2.9%       5.8%
                                                                        ---------        ---        ---
                                                                        ---------        ---        ---

- ------------------------
(1) Income taxes for the years ended December 31, 1995, 1994 and 1993 represent pro forma taxes that the Company would have been subject to and liable for prior to a reorganization that occurred in April 1993 in which various legal entities became wholly owned subsidiaries of the Company (the "Sun Exchange") and also represent pro forma taxes of CareerStaff and Golden Care prior to their elections to be taxed as C Corporations, which occurred in June 1994 and May 1995, respectively.

    The results of the Company's ambulatory surgery operations and foreign operations are immaterial to the Company's consolidated results, and therefore this discussion excludes the Company's ambulatory surgery and foreign operations. The Company has reached an agreement in principle to sell its ambulatory surgery subsidiary.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

    Total net revenues for the year ended December 31, 1995 increased from the year ended December 31, 1994 by $462,154,000, a 69% increase, to $1,135,508,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and institutional pharmaceutical services provided at the Company's facilities, increased from $476,146,000 for the year ended December 31, 1994 to $759,459,000 for the year ended December 31, 1995, a 60% increase. Approximately $220,672,000 or 78% of this increase in long-term and subacute care net revenues is a direct result of the inclusion of a full year's revenues from 40 facilities which were acquired in the Mediplex merger on June 23, 1994 including the opening of four additional facilities in 1995 for which Mediplex had obtained Certificates of Need prior to the merger. Approximately $41,910,000 or 15% of this increase results from 36 facilities, acquired since December 31, 1993. The remaining net revenue increase of $20,731,000 is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since December 31, 1994 on a same facility basis for the 55 facilities in operation all of fiscal 1995 and 1994. The increase in revenue per patient day was a result of payor rate increases and the Company's focus on expanding its subacute services.

    Therapy services net revenues increased 60% from $106,144,000 for the year ended December 31, 1994 to $170,154,000 for the year ended December 31, 1995, primarily as a result of the increased services to nonaffiliated facilities from 513 facilities at December 31, 1994 to 643 facilities at December 31, 1995.

    Temporary therapy staffing services net revenues increased 75% from $55,258,000 for the year ended December 31, 1994 to $96,500,000 for the year December 31, 1995, primarily as a result of the increased service hours billed to nonaffiliates from 1,157,535 hours in 1994 to 1,999,092 hours in 1995. The increase in service hours billed is attributable primarily to the expansion of services at division offices open for over a year and to new offices established through acquisitions.

    Net revenues from institutional pharmaceutical services increased 152% from $20,427,000 for the year ended December 31, 1994 to $51,409,000 for the year ended December 31, 1995. The growth in net revenues is primarily the result of the inclusion of a full year's revenues in institutional pharmacy services revenues from the opening or acquisition of eight regional pharmacies during 1994 and the opening or acquisition of three regional pharmacies during 1995. The growth in net revenues is also a result of the increase in services to nonaffiliated facilities from 136 at December 31, 1994 to 271 at December 31, 1995.

    During the second half of 1995, the rate of growth of the Company's earnings was negatively affected by the following factors:

        DELAYED REVENUE RECOGNITION. Anticipated Medicare payments and rate adjustments were delayed as a result of the required change of fiscal intermediaries from Blue Cross of New Mexico to Blue Cross of Texas. The announced change slowed the processing of requests for exceptions to the Medicare established routine cost limitations for reimbursement, which in turn led to delayed revenue recognition. In addition, the change led to delays in receipt of payments resulting in increased borrowings under the Company's Credit Facility and additional interest expense.

        REIMBURSEMENT RATES. In July 1995, the states of Illinois and Connecticut instituted lower than expected Medicaid reimbursement rates for long-term care providers. These new rates will remain in effect until June of 1996. The Company operates eight facilities in Illinois and eighteen facilities in Connecticut.

        GOVERNMENT INVESTIGATION. The Company's rehabilitation therapy subsidiary is under investigation by the United States Department of Health and Human Services' Office of Inspector General (the "OIG") (See "Effects From Changes in Reimbursement"). The Company believes the negative publicity surrounding the OIG investigation has slowed the Company's success in obtaining additional outside contracts in its rehabilitation therapy business, which has resulted in higher than required therapist staffing levels and has affected the private patient enrollment at certain in-patient facilities.

    In addition, during the third and fourth quarters of 1995, the Company was negotiating a new labor contract with employees at the Company's eight unionized facilities in Connecticut who were represented by the Service Employees International Union ("SEIU"). The Company reached a settlement with the SEIU on November 2, 1995, and averted a possible labor union strike. However, due to the additional cost of preparing for a possible labor union strike and negotiating a settlement, along with the related adverse publicity, the Company temporarily experienced higher operating costs and a decline in census at certain facilities in the third and fourth quarters of 1995. The Company recorded a charge in the fourth quarter of certain costs related to the negotiations and strike preparation (as discussed below).

    Operating expenses, which includes rent expense of $73,727,000 and $43,626,000 for the year ended December 31, 1995 and 1994, respectively, were $929,493,000 for the year ended December 31, 1995 and $552,662,000 for the year ended December 31, 1994, an increase of 68%. The increase resulted primarily from the acquisition and development of 26 facilities and the growth in therapy and temporary staffing services. Operating expenses as a percentage of net revenues decreased from 82.1% for the year ended December 31, 1994 to 81.9% for the year ended December 31, 1995, which can be attributed to the growth in therapy services, temporary therapy staffing services, institutional pharmaceutical services and subacute care services, which have higher operating margins than the margins associated with routine long-term care services. These gains were partially offset by costs associated with the change in fiscal intermediaries, lower than expected Medicaid reimbursement rates (as discussed above) and the negative publicity surrounding the investigation by the OIG.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased from $31,633,000 for the year ended December 31, 1994 to $51,468,000 for the year ended December 31, 1995, an increase of 63%. As a percentage of net revenues, corporate general and administrative expenses were 4.5% and 4.7% for the years ended December 31, 1995 and 1994, respectively.

    The provision for losses on accounts receivable was $14,623,000 for the year ended December 31, 1995, as compared to $27,632,000 for the year ended December 31, 1994. The decrease in the provision reflects the write-off in the fourth quarter of 1994 of $23,446,000 of Mediplex accounts receivable as discussed above under "Restatement." In 1995, an additional $7,608,000 of Mediplex accounts receivable were written-off, of which $3,549,000 represented accounts receivable existing at the date of acquisition. The additional write-offs of Mediplex accounts receivable in 1995 were primarily the result of the difficulties the Company experienced in integrating Mediplex's accounting and management information systems which hampered collection efforts, changes in estimates of amounts realizable from third-party payors (see "Effects from Changes in Reimbursement") and the recognition of losses on balances retained from the disposition of five of Mediplex's psychiatric care and substance abuse facilities and related outpatient centers on September 30, 1995 (See "Growth Through Selective Acquisitions and Development."). The provision for losses on accounts receivable excluding the write-off of Mediplex accounts receivable in the fourth quarter of 1994 and the fourth quarter of 1995 described above was $7,015,000 and $4,186,000 for the years ended December 31, 1995 and 1994, respectively. As a percentage of net revenues, the provision for losses on accounts receivable excluding the write-off of the Mediplex accounts receivable described above remained constant at 0.6% for the years ended December 31, 1995 and 1994.

    The  provision  for losses  on accounts  receivable  recorded in  the fourth quarter of 1994 attributable to Mediplex accounts receivable represented approximately 27% of the balances acquired in June 1994 and approximately 3% of the total consideration paid in the acquisition (including debt assumed). The portion of the 1994 provision for losses on accounts receivable attributable to Mediplex accounts receivable existing at the date of acquisition was comprised of $8,709,000 related to patient balances and $14,737,000 related to third party payor settlement amounts including Medicare and Medicaid government payors. In acquiring Mediplex, the Company relied upon Mediplex's public filings with the Securities and Exchange Commission. After the acquisition, as the integration of revenue systems of the Company and Mediplex proceeded, the Company determined that the reserve for uncollectible balances previously set by Mediplex was not consistent with reserve levels deemed appropriate under the Company's reserve policies and that additional reserves were required for contractual adjustments to patient billings. In addition, the Company determined that certain of the former Mediplex policies regarding accounts receivable from third party payors were inconsistent with the Company's policies and that certain third party receivables would not be reimbursed in light of applicable regulatory determinations. It also became apparent from the Company's review of the historical records that the Company would be unable to collect certain accounts. Accordingly, management determined that certain patient balances acquired in the acquisition of Mediplex were uncollectible certain third party receivables recorded by Mediplex prior to the acquisition exceeded final settlements and certain liabilities existed for amounts claimed in excess of reimbursable amounts. This resulted in the determination that $23,446,000 of such accounts receivable existing at the date of the acquisition were impaired as of the fourth quarter of 1994 or earlier.

    Depreciation and amortization for the year ended December 31, 1995 totaled $27,734,000 compared to $11,797,000 for the year ended December 31, 1994, an increase of 135%. As a percentage of net revenues, depreciation and amortization expense increased from 1.8% in the year ended December 31, 1994 to 2.4% for the year ended December 31, 1995. The increases are primarily due to the inclusion of a full year of amortization of goodwill related to the merger with Mediplex and the other acquisitions accounted for as purchases and the additional depreciation of owned facilities acquired through the Mediplex merger and the acquisition of Exceler.

    Net interest expense for the year ended December 31, 1995 totaled $21,829,000 compared to $10,548,000 for the year ended December 31, 1994, an increase of 107%. As a percentage of net revenues, interest expense increased from 1.5% for the year ended December 31, 1994 to 1.9% for the year ended December 31, 1995. The increase is due to the issuance of the 6% Convertible Debentures on March 1, 1994, the additional interest expense associated with the outstanding debt of Mediplex assumed in the Mediplex merger and to increases in borrowings under the Credit Facility primarily to fund acquisitions, capital expenditures and the debt tender offer referred to below. In addition, as previously discussed, the required change in fiscal intermediaries delayed rate adjustments and payments, resulting in increased borrowings under the Credit Facility.

    The Company incurred a nonrecurring charge of $3,256,000 in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39,449,000 of the 6 1/2% Convertible Debentures, and in August 1994, the Company incurred a similar charge of $2,275,000 related to the conversion of $24,377,000 of the 6 1/2% Convertible Debentures. In addition in 1995, the Company recorded an extraordinary charge of $3,413,000, net of the related tax benefit, in connection with the tender offer, completed in January 1995, for $78,698,000 principal amount of the 11 3/4% Senior Subordinated Notes.

    In connection with the mergers with CareerStaff and Golden Care, the Company recognized $5,800,000 of transaction related merger costs in the second quarter of 1995. These included advisor fees and transitional costs related to consolidating operations.

    During 1995, the Company recorded charges and expenses of $4,006,000 related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut. The Company has also recorded charges and expenses of $5,505,000 related to monitoring and responding to the continuing investigation by the OIG; and legal fees resulting from shareholder litigation. The litigation charge also includes costs incurred by the Company in its intended debt offering which was aborted due to the negative publicity resulting from the OIG investigation. The negative publicity prevented the Company from obtaining an acceptable interest rate. The charges do not contain any estimated amounts for settlement of the OIG or shareholder matters. As of December 31, 1995, the Company had charged $1,316,000 against the investigation and litigation costs accrual.

    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on December 31, 1995. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines fair value using certain multiples of earnings before interest, taxes, depreciation and amortization based on current prices for comparable assets. The impairment loss, as determined by SFAS 121, of $59,000,000 recorded by the Company primarily relates to the goodwill associated with six of the forty facilities acquired in the merger with Mediplex. The impairment loss at these six facilities was the result of the following circumstances: (i) three facilities were organized by the Service Employees International Union subsequent to the acquisition resulting in significantly higher labor costs; (ii) two facilities experienced significant declines in private pay census and revenues due to, in one instance, funding reductions in certain programs providing private pay patients and, in the other instance, the opening of two new facilities by competitors; and (iii) the remaining facility received lower than expected Medicaid rates from the State of Connecticut and due to the high acuity of the patients treated at the facility, reimbursement was not adequate. If the Company had not elected early adoption of SFAS 121, the impairment loss would have been based solely on the difference between the assets carrying value and cumulative long-term cash flows which would have resulted in a loss of $48,900,000. The operations of the impaired facilities are not material to the consolidated earnings or cash flows of the Company, and therefore, management does not expect future operating results of the impaired facilities to have a material adverse effect on the Company's results of operations or financial condition. However, the impaired facilities are experiencing marginal or negative cash flows. As they are leased under long-term operating leases, the Company expects that this trend will continue until it can implement measures to turn around their performance or to dispose of the facilities.

    Pro forma effective tax rates were 41% for the year ended December 31, 1995, after excluding the nondeductible conversion fee, the nondeductible portion of the merger expenses, the nondeductible impairment loss and the deferred tax charge relating to the conversion of Golden Care from a S to a C corporation upon merging with the Company as compared to 44% for the year ended December 31, 1994, after excluding the nondeductible conversion fee. The pro forma provision for income taxes reflects tax expense that would have been recorded if CareerStaff and Golden Care had been subject to and liable for Federal and state income taxes as C corporations prior to the terminations of their S corporation status in June 1994 and May 1995, respectively. The decrease in the effective tax rate is due to the reduced impact of the nondeductible portion of goodwill recorded in connection with the Mediplex merger and a more favorable mix of state income than the prior year.

    The pro forma net loss was $23,981,000 for the year ended December 31, 1995 as compared to the pro forma net earnings of $19,561,000 for the year ended December 31, 1994. Pro forma net earnings before the extraordinary loss for early extinguishment of debt for the year ended December 31, 1995, excluding the conversion fee, the merger expenses, the strike and litigation costs, the impairment loss and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes, increased 168% to $58,486,000 from pro forma net earnings of $21,836,000 for the year ended December 31, 1994, excluding the conversion fee of $2,275,000. Pro forma net earnings before the extraordinary loss for early extinguishment of debt and excluding the conversion fees, the merger expenses, the strike and litigation costs, the impairment loss and the deferred tax charge as a percentage of net revenues were 5.2% as compared to 3.2% for the year ended December 31, 1995 and 1994, respectively. The increase is primarily due to a reduction in the provision for losses on accounts receivable (as described above) in 1995 as compared to 1994 and to the decrease in the effective tax rate during the year ended December 31, 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1993

    Total net revenues for the year ended December 31, 1994, increased from the year ended December 31, 1993 by $442,539,000, or 192%, to $673,354,000.
Approximately $205,300,000, or 46% of this increase was due to the addition of Mediplex's results since the date of acquisition on June 23, 1994.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and institutional pharmaceutical services provided at the Company's facilities, increased from $151,229,000 for the year ended December 31, 1993 to $476,146,000 for the year ended December 31, 1994, a 215% increase. Approximately $197,351,000, or 61%, of this increase in long-term and subacute care net revenues is a direct result of the acquisition of 36 facilities in connection with the Mediplex merger, which occurred on June 23, 1994. Approximately $60,238,000, or 19%, of this increase is a result of the acquisition of 24 other facilities operations since December 31, 1993. The remaining 20% of the increase in long-term and subacute care services net revenues is comprised of $16,955,000, which represents an increase in revenue per patient day and an increase in occupancy levels for the facilities in operation since December 31, 1992 on a same facility basis, and $50,373,000, which represents a full year's revenues for facilities acquired in 1993.

    The increase in therapy services net revenues from $49,124,000 for the year ended December 31, 1993 to $106,144,000 for the year ended December 31, 1994, an increase of 116%, is primarily a result of the increase in the number of nonaffiliated facilities served from 294 at December 31, 1993 to 513 at December 31, 1994.

    The increase in temporary therapy staffing services net revenues from $27,180,000 for the year ended December 31, 1993 to $55,258,000 for the year ended December 31, 1994, an increase of 103%, is primarily a result of the increased service hours billed and an increase in the average hourly rate billed. The increase in service hours billed is attributable primarily to the increase in the number of division offices open for over a year and to new offices established through expansion and acquisition.

    Net revenues for the institutional pharmaceutical services business increased from $2,034,000 for the year ended December 31, 1993 to $20,427,000 for the year ended December 31, 1994. The growth in net revenues results from providing institutional pharmaceutical services to an additional 88 nonaffiliated facilities since December 31, 1993.

    Operating expenses, which includes rent expense of $43,626,000 and $15,578,000 for the year ended December 31, 1994 and 1993, respectively, were $552,662,000 for the year ended December 31, 1994 and $194,290,000 for the year ended December 31, 1993, an increase of 184%. The increase resulted primarily from the acquisition of 78 facilities since December 31, 1993 and the growth in therapy services, temporary therapy staffing services and institutional pharmaceutical services. Operating expenses as a percentage of net revenues decreased from 84.2% for the year ended December 31, 1993 to 82.1% for the year ended December 31, 1994, which can be attributed to growth in therapy services, temporary therapy staffing services, institutional pharmaceutical services and subacute care services, which have higher operating margins than the margins associated with routine long-term care services.

    Corporate general and administrative expenses increased from $10,675,000 for the year ended December 31, 1993 to $31,633,000 for the year ended December 31, 1994, an increase of 196%. As a percentage of net revenues, corporate general and administrative expenses were 4.7% and 4.6% for the year ended December 31, 1994 and 1993, respectively.

    The provision for losses on accounts receivable was $27,632,000 for the year ended December 31, 1994, as compared to $1,265,000 for the year ended December 31, 1993. The increase is primarily due to the write-off of certain Mediplex accounts receivable which existed at the date of acquisition of Mediplex (as discussed above in the analysis of the provision for losses on accounts receivable for the twelve months ended December 31, 1995, compared to the twelve months ended December 31, 1994) and the growth in net revenues.

    Depreciation and amortization expense for the year ended December 31, 1994 totaled $11,797,000 compared to $1,534,0000 for the year ended December 31, 1993. As a percentage of net revenues, depreciation and amortization expense increased from 0.7% for the year ended December 31, 1993 to 1.8% for the year ended December 31, 1994. The increases are primarily due to the amortization on $426,542,000 of goodwill recorded in connection with the Mediplex merger. Depreciation and amortization expense in 1993 primarily resulted from the repurchase of stock from National Medical Enterprises, Inc. and the purchase of Honorcare Corporation ("Honorcare"), both of which occurred in July 1993.

    Net interest expense for the year ended December 31, 1994 totaled $10,548,000 compared to $341,000 for the year ended December 31, 1993. The increase was due to the issuance of the 6% Convertible Debentures on March 1, 1994 and the additional interest expense associated with the $338,632,000 of outstanding Mediplex debt assumed as a result of the Mediplex merger.

    The Company incurred a nonrecurring charge of $2,275,000 in connection with the payment of an inducement fee to effect the conversion in August 1994 of $24,377,000 of the 6 1/2% Convertible Debentures.

    In the second quarter of 1993, the Company was organized and then acquired its operating entities in the Sun Exchange. Prior to the Sun Exchange, there was no provision for Federal or state income taxes for certain subsidiaries, since such subsidiaries elected S corporation status. In addition, effective January 1, 1993, certain C corporations organized in the Sun Exchange adopted Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" (FAS
109). Implementation of the new standard resulted in an increase in the deferred tax liability of approximately $100,000 in the first quarter of 1993. The Company recorded a $638,000 additional tax provision relative to the recognition of deferred income taxes upon restructuring of the Company. On June 21, 1995, the Company acquired CareerStaff and on May 5, 1995, the Company acquired Golden Care, both accounted for as poolings of interests. A provision for pro forma taxes has also been included in the Company's Consolidated Financial Statements to reflect the estimated taxes that would have been incurred if CareerStaff and Golden Care had been subject to taxation as C corporations prior to the terminations of their S corporation status in June 1994 and May 1995, respectively. The pro forma effective tax rate, which reflects the taxes on the results of operations of the Company on the basis that is required upon reorganization and termination of S Corporation status, excluding the nonrecurring charge of $638,000 relating to the Sun Exchange, was 38% for the year ended December 31, 1993. The pro forma effective tax rate for the year ended December 31, 1994, excluding the nondeductible conversion fee of $2,275,000, was 44%. The increase in the effective tax rate is due to the addition of nondeductible goodwill recorded in connection with the Mediplex merger, a higher Federal statutory rate and the mix of state income which was less favorable than the prior year.

    Pro forma net earnings for the year ended December 31, 1994, excluding the conversion fee of $2,275,000, increased 55% to $21,836,000 from pro forma net earnings of $14,101,000, excluding the charge of $638,000 related to the Sun Exchange, for the year ended December 31, 1993. Pro forma net earnings as a percentage of net revenues decreased from 6.1% for the year ended December 31, 1993, excluding the nonrecurring charge of $638,000, to 3.2% for the year ended December 31, 1994, excluding the conversion fee of $2,275,000, primarily due to a change in respiratory therapy reimbursement rates in the state of Indiana and the write-off of certain Mediplex accounts receivable (as discussed above).

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1995, the Company had working capital of $237,147,000, including cash and cash equivalents of $23,102,000, as compared to working capital of $197,150,000, including cash and cash equivalents of $78,738,000 at December 31, 1994. Approximately $55,200,000 of cash and cash equivalents at December 31, 1994 represented the remaining proceeds from the Company's equity offering in December 1994 after temporarily paying down its outstanding borrowings under the Company's Credit Facility. For the year ended December 31, 1995, net cash provided by operations was $6,786,000 compared to net cash used for operations for the year ended December 31, 1994 of $36,322,000. The net cash provided by operations for the year ended December 31, 1995 reflects the Company's growth in net earnings excluding the extraordinary loss, the conversion expense, the impairment loss and the write-off of certain Mediplex receivables as discussed above. This was offset by the net cash used for operations to fund an increase in accounts receivable due to the acquisition or opening of 26 new facilities and the growth in the therapy and institutional pharmacy services businesses since December 1994. As previously discussed, Medicare replaced the Company's fiscal intermediary. This change delayed interim settlement payments and rate adjustments causing a slow down in Medicare accounts receivable collections. As a result, the Company increased its borrowings under its Credit Facility. The net cash used for operations in the year ended December 31, 1994 was used primarily to fund an increase in accounts receivable related to the acquisition of 78 facilities and the growth in the therapy and institutional pharmaceutical services businesses since December 31, 1993. The acquisition of Mediplex contributed $19,876,000 of this increase. Other significant operating uses of cash for the year ended December 31, 1995 were payments of $12,150,000 for income taxes and $29,790,000 for accrued interest.

    The Company incurred $96,247,000 and $37,862,000 in capital expenditures for the year ended December 31, 1995 and 1994, respectively. Substantially all such expenditures during the year ended December 31, 1995 were for the acquisition of nine facilities in the United States and the United Kingdom, the development and construction of eleven new facilities in the United States and the United Kingdom, routine capital expenditures and the construction of two new corporate office buildings. These expansions were financed through borrowings under the Company's Credit Facility. The Company has capital expenditure commitments, as of December 31, 1995, under various contracts, including approximately $18,500,000 of contracts in the United States and L14,700,000 ($22,700,000 as of December 31, 1995) of contracts in the United Kingdom, including the construction and completion of one and ten new facilities in the United States and United Kingdom, respectively. The $8,132,000 classified as long-term restricted cash as of December 31, 1995, has been set aside to fund the completion of a portion of these projects.

    In 1995, under five sale and leaseback agreements, the Company sold five of its facilities for $69,988,000 and leased them back under ten year leases. The Company has the option to renew the leases for a total lease term of twenty-five years. The transaction fulfilled the Company's obligation to provide substitute financing equal to the debt retained by the Company when it sold certain Assets Held for Sale. Also in 1995, under a sale and leaseback agreement, the Company, through its United Kingdom subsidiary, sold fifteen of its long-term facilities for $35,546,000 and leased them back under a twelve year lease. The Company has the option to renew the leases for a total lease term of thirty years. These sale and leaseback transactions produced no material gain or loss.

    On May 5, 1995 and June 21, 1995, wholly-owned subsidiaries of the Company merged with and into Golden Care and CareerStaff, respectively. In connection with the Golden Care merger, the Company issued 2,106,904 shares of common stock to the former Golden Care stockholders and converted an option to purchase Golden Care stock for $500,000 into an option to purchase 234,100 shares of the Company's common stock. In connection with the CareerStaff merger, the Company issued 6,080,600 shares of common stock to the former CareerStaff stockholders and assumed and converted outstanding CareerStaff stock options into options to purchase a total of 302,386 shares of the Company's common stock at prices ranging from $12.96 to $22.47 per share. CareerStaff had a line of credit of $15,000,000, of which $2,200,000 was outstanding as of the date of the merger. The Company repaid and terminated this line of credit on August 1, 1995.

    On June 23, 1994, the Company, acquired by merger all of the outstanding capital stock of Mediplex. The consideration for the Mediplex merger was $11.00 in cash plus 1.28 shares of the Company's common stock for each share of Mediplex common stock outstanding as of the date of the Mediplex merger (the "Merger Consideration"). The Company issued 11,249,544 shares of common stock to the former Mediplex stockholders and paid approximately $106,482,000 in cash to such holders. Also, in connection with the Mediplex merger, the Company assumed and converted the outstanding Mediplex stock options into options to purchase a total of 1,704,500 shares of the Company's common stock.

    As a result of the acquisition of Mediplex, the Company assumed additional debt obligations of $338,632,000, which included the following at the date of the Mediplex merger:

Convertible Subordinated Debentures due 2003, interest at
  6 1/2% per annum, including unamortized premium of
  $13,752,000................................................  $ 100,002,000
Senior Subordinated Notes due 2002, interest at 11 3/4% per
  annum, including unamortized premium of $5,525,000.........     90,525,000
Mortgage notes payable and other collateralized notes
  payable....................................................    143,868,000
Other........................................................      4,237,000
                                                               -------------
    Total....................................................  $ 338,632,000
                                                               -------------
                                                               -------------

    In January 1995, the Company and Mediplex completed a Tender Offer for $78,698,000 of the 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes") at a price of $1,120 per $1,000 principal amount of the 11 3/4% Notes (the "Tender Offer"). The Company recorded an extraordinary loss, net of related tax benefits, of $3,413,000 as a result of the extinguishment of debt. The Tender Offer was financed with the proceeds from the December common stock offering (see below).

    On August 23, 1994, $24,377,000 of the 6 1/2% Convertible Debentures were converted into 978,136 shares of common stock. Pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures, the Company paid $8,406,000 in cash to the converting holder. In addition, the Company paid the accrued interest plus a $2,275,000 conversion fee to the converting holder to induce conversion. The August 1994 conversion was funded through the use of available restricted cash balances. In January 1995, an additional $39,449,000 of the 6 1/2% Convertible Debentures were converted. Pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures, the Company paid $13,603,000 and issued 1,582,905 shares of common stock to the converting holder. In addition, the Company paid the accrued interest plus a $3,256,000 conversion fee to the converting holder to induce conversion. The January 1995 conversion was funded through borrowings under the Credit Facility. Conversion of the remaining $22,424,000 of outstanding 6 1/2% Convertible Debentures would require the issuance of an additional 899,771 shares of common stock and a payment of $7,732,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures.

    As part of the Mediplex merger, the Company acquired five facilities and certain outpatient units providing substance abuse treatment or psychiatric care, as well as three former substance abuse or psychiatric facilities that were closed in 1992 and 1993. The Company also acquired three transitional living facilities that provide community re-entry services to patients suffering from head trauma and related injuries. In 1994, the Company decided to dispose of these facilities and developed a plan of disposition that was approved by the Company's Board of Directors. On September 30, 1995, the Company completed the sale of the five psychiatric care and substance abuse treatment facilities and all of the related outpatient facilities for a purchase price of $39,900,000 consisting of cash and the assumption of indebtedness secured by one of the facilities. As part of the sale, the Company provided a five-year $12,500,000 working capital line of credit for the buyer, which is secured by the accounts receivable of the facilities sold and is restricted to a borrowing base determined by the amount of accounts receivable of the facilities upon completion of the sale. As of December 31, 1995, the Company had advanced $12,500,000 on the working capital line of credit. The Company also subleased two other operating transitional living facilities, and sold the working capital of the two operating facilities to the current administrator of one of these facilities, who has assumed responsibility for approximately 60% of the Company's obligations under the present leases and will pay the Company a total of $13,400,000 over the term of such leases. On May 17, 1995 and August 2, 1995, the Company completed the sale of two of the closed facilities for $2,000,000 and $2,500,000, respectively. As a result of the terms of the sales, the Company has retained certain net liabilities totaling approximately $10,200,000 and long-term liabilities of approximately $8,600,000 which have been reclassified on the balance sheet. As of December 31, 1995, the Company continues to lease a transitional living facility which will be purchased and then sold in 1996 and owns an interest in a substance abuse facility which was closed in 1992.

    In July 1995, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Facility") with NationsBank of Texas, N.A. as Administrative Lender. The Credit Facility provides up to $315,000,000 in a revolving line of credit and letters of credit. The Credit Facility expires on July 21, 2000 and is collateralized by a pledge of all of the stock of the Company's subsidiaries. Borrowings bear interest at either the prevailing prime rate or the London Interbank Offering Rate ("LIBOR") plus 0.5% to 1.5%, depending on the Company's consolidated debt to cash flow ratio. The Credit Facility, among other things, (i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) restricts the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debt of the Company. Because of the temporary use of the proceeds from the Company's public offering of its common stock in December 1994 to reduce borrowings pending completion of the Tender Offer, there were no outstanding borrowings under the Company's former credit facility as of December 31, 1994. The Company had $177,600,000 of outstanding borrowings and $22,165,000 of outstanding standby letters of credit under the Credit Facility at December 31, 1995. The increase in the outstanding borrowings as of December 31, 1995 was primarily due to amounts needed to fund the Tender Offer, the cash consideration paid upon conversion of the 6 1/2% Convertible Debentures, capital expenditures and acquisitions.

    On March 1, 1994, the Company completed an offering of $83,300,000 aggregate principal amount of 6% Convertible Debentures. The net proceeds of approximately $80,600,000 from the offering were used to pay part of the cash portion of the Mediplex merger consideration. In addition, in June 1994 the Company completed an underwritten public offering of 4,472,420 shares of common stock. The net proceeds of $83,605,000 were used to pay part of the cash portion of the merger consideration, the costs associated with the restructuring of Mediplex's mortgages and leases with Meditrust, expenses of the Mediplex merger, and for other general corporate purposes. In December 1994, the Company completed an underwritten public offering of 5,365,000 shares of common stock. The net proceeds of $111,878,000 were temporarily used to repay outstanding borrowings under the Company's Credit Facility. The net proceeds were ultimately used to fund the Tender Offer completed in January 1995.

    The Company has $33,135,000 of mortgages with Meditrust as of December 31, 1995, which contain less restrictive covenants than in the Credit Facility and which include cross default provisions with all of such mortgages and thirty-five leases also financed by Meditrust. The Company also is the obligor on an outstanding letter of credit for $4,028,000 as of December 31, 1995 to guarantee outstanding debt obligations of $3,955,000 as of December 31, 1995 for a partnership through which the Company acquired a 50% interest. The partnership owns a long-term care facility which is leased to a third party operator.

    In connection with the Mediplex merger, the Company acquired, through Mediplex, an interest rate hedge swap agreement with a commercial bank, having a total notional principal amount of $100,000,000 and expiring in 1999. This agreement called for the payment of variable rate interest by the Company in return for the assumption by the other contracting party of a fixed rate cost. For the period beginning June 23, 1994 and ending June 30, 1995, the Company received a fixed rate of interest of 6.60% and paid interest at the 90 day LIBOR rate (5.0% for the three months ended October 14, 1994, 5.625% for the three months ending January 17, 1995, and 6.25% for the three months ended April 12, 1995 and for the period ended June 30, 1995). The Company terminated the transaction on June 30, 1995 and received cash proceeds of $1,680,000 in connection with such termination. The resulting gain is being amortized over the original hedge period as an adjustment to interest expense.

    The Company's ongoing capital requirements relate to the costs associated with its facilities under construction, routine capital expenditures and potential acquisitions.

    The Company believes that its current borrowing capacity under the Credit Facility and cash from operations will be sufficient to satisfy its working capital needs, routine capital expenditures, current debt service obligations and to fund additional potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under the Credit Facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations, (iii) the availability of sale leaseback financing through real estate investment trusts and other financing sources, and (iv) restricted cash. However, there can be no assurance that the Company may not require additional sources of financing in the next twelve months, particularly if it pursues acquisitions requiring significant cash consideration. Such financing may access the public securities markets. However, the Company's access to the public markets may be adversely affected by the status of the OIG Investigation. In addition, such acquisitions may require approval of the various lenders under the Company's Credit Facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's results of operations and financial condition may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Net revenues realizable under third party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. The Company recognizes revenues from third party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making subjective determinations based on its prior settlement experience. Differences between the net amounts accrued and subsequent settlements are recorded in operations at the time of settlement. The majority of third party payor balances are settled two to three years following the provision of services. The Company's results of operations and financial condition may also be affected by the timing of reimbursement payments and rate adjustments from third party payors. The Company has from time to time experienced delays in receiving reimbursement from intermediaries.

    Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable health care expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and ambulatory surgery centers and its therapy and institutional pharmacy businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and limits on reimbursement could have a material adverse effect on the Company's results of operations and financial condition including the possible impairment of certain assets.

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

    Current  Medicare  regulations that  apply  to transactions  between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and institutional pharmaceutical services that it provides to Company operated facilities. These Medicare regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or institutional pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company operated facilities at the rates applicable to services provided to nonaffiliated entities. The Medicare regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 64%, 67% and 74% of total rehabilitation services net revenues for the year ended December 31, 1995, 1994 and 1993, respectively. The Company's respiratory therapy operations did not provide services to nonaffiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Respiratory therapy services provided to nonaffiliated facilities represented 64% of total respiratory therapy services net revenues for the period from the date of acquisition of Golden Care on May 5, 1995 to December 31, 1995. Net revenues from institutional pharmacy services provided to nonaffiliated facilities represented 78%, 81% and 83% of total institutional pharmacy services revenues for the years ended December 31, 1995, 1994 and 1993, respectively. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursements under Medicare for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company is unable to satisfy these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to its own facilities would be materially and adversely affected. If, upon audit by relevant reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by the relevant reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

    The Company's  subsidiaries,  including  those which  provide  subacute  and long-term care, rehabilitation and respiratory therapy and institutional pharmaceutical services, are engaged in industries which are extensively regulated. As such in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine.

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

    The Company's rehabilitation therapy subsidiary is under investigation by the OIG. The allegations underlying the investigation have not been fully disclosed to the Company, and the OIG is still in the process of collecting additional information. The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the OIG is also reviewing claims filed by its long-term care subsidiary with respect to the services. The Company has cooperated and continues to cooperate with the investigation. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. The negative publicity surrounding the OIG investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which has resulted in higher than required therapist staffing levels and has affected the private patient enrollment in certain in-patient facilities. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the OIG investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statements with respect to the outcome of the OIG investigation are forward looking and could be affected by a number of factors, including the actual scope of the OIG investigation, the OIG's factual findings and the OIG's interpretation of Federal statutes and regulations.

LITIGATION

    Prior to the Company's acquisition of CareerStaff, a holder of CareerStaff's common stock has filed a lawsuit (the "CareerStaff Litigation") as a purported class action against CareerStaff and the directors of CareerStaff alleging breach of fiduciary duty in entering into a merger agreement with the Company and against the Company alleging that the Company aided and abetted the alleged breach of fiduciary duty by the CareerStaff directors. In February 1996, the plaintiff filed a status report with the court stating that the plaintiff intended to file a stipulation of dismissal without prejudice. The Company believes that the CareerStaff Litigation is without merit; however, there can be no assurance that the CareerStaff Litigation will not have an impact on the Company's accounting for the merger.

    On June 30, 1995, two civil class action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995, and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint") was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

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

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants.

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

EFFECTS OF INFLATION

    Health care costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. The Company's operations could be adversely affected if it experiences significant delays in receiving reimbursement rate increases from Medicaid and Medicare sources for its labor and other costs.

    The Registrant hereby amends the disclosure contained under the caption "Financial Statements and Supplementary Data" set forth in Part II, Item 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8, as amended, follows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information   with  respect  to  Item  8   is  contained  in  the  Company's
consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedules

        (i) Financial Statements

            Report of Independent Public Accountants

            Consolidated Balance Sheets as of December 31, 1995 and 1994

            Consolidated Statements of Earnings (Loss) for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Stockholders' Equity as of December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

        (ii) Financial Statement Schedules

            Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

(All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or the required information is included in the audited financial statements.)

        (b) Reports on Form 8-K.

            None

        (c) Exhibits

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------

2.1(1)         Preincorporation Agreement dated as of April 13, 1993, between Sun and Andrew L. Turner, Nora L.
               Turner and Elizabeth L. Keefer, as Trustee of Turner's Children's Trust No. 3

2.2(2)(7)      Agreement and Plan of Merger dated January 27, 1994, by and among Sun, Sun Acquisition Corporation,
               The Mediplex Group, Inc., Abraham D. Gosman and Andrew L. Turner, as amended. Filed without schedules attached.

                 Exhibit A: Form of Mediplex Legal Opinion

                 Exhibit B: Form of Sun Legal Opinion

                 Exhibit C: Letter dated January 19, 1994 between NationsBank of Texas, N.A. and Sun Healthcare
                 Group, Inc., with Annex A

                 Exhibit D: Consent Agreement dated January 27, 1994 by and between Meditrust Mortgage
                 Investments, Inc. and Sun Healthcare Group, Inc., with Annex A

                 Exhibit E: Sun Guaranty

2.3(2)         Asset Sale Agreement dated January 27, 1994 by and among Mediplex, Abraham D. Gosman and Sun

                 Exhibit A: Assets Being Purchased

                 Exhibit B: Non-Competition Agreement

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
                 Exhibit C: Lock-Up Letter

2.4(1)         Plan of Reorganization and Merger Agreement by and between Honorcare Corporation, Don A. Karchmer,
               Thomas E. Stewart, John E. Bingaman and James W. Campbell, Sun and Sunrise

2.5(12)        Merger Agreement dated as of February 20, 1995 between DanRae Corporation, Daniel and Rae Jacob,
               Sun and Sunscript Pharmacy Corporation

2.6(15)        Agreement and Plan of Merger dated as of April 27, 1995 by and between Golden Care, Inc., Golden
               Acquisition Corporation and Sun

2.7(15)        First Amendment to Agreement and Plan of Merger dated as of May 4, 1995 by and between Golden Care,
               Inc., Golden Acquisition Corporation and Sun

2.8(16)        Agreement and Plan of Merger dated March 30, 1995 by and between Sun, Sun Acquisition Corporation and CareerStaff Unlimited, Inc.

2.9(16)        First Amendment to Agreement and Plan of Merger dated April 7, 1995 by and between Sun, Sun
               Acquisition Corporation and CareerStaff Unlimited, Inc.

2.10(15)       Second Amendment to Agreement and Plan of Merger dated May 11, 1995 by and between Sun, Sun
               Acquisition Corporation and CareerStaff Unlimited, Inc.

2.11(13)       Plan of Reorganization and Merger dated August 15, 1995 by and among Nursing Home Consultant
               Pharmacy, Inc., T. Edward Childress, III, John P. O'Brien, Jr., Sun and Sunscript Pharmacy
               Corporation

2.12(13)       Share Purchase Agreement dated as of November 30, 1995 among Sun, Columbia Health Care Inc. and the
               Vendors named therein. Schedule 14: Form of Warrant

2.13(12)       Merger Agreement dated January 27, 1995 between Anesthesia Services Medical Group Inc., Altis
               Outpatient Services, Inc., Sun and Medical Management & Development Corporation

2.14(10)       Investment and Shareholders' Agreement between Sun Healthcare Group, Inc., Sun Healthcare Group
               International Ltd., Exceler Health Care Group PLC, Guernroy Limited, John Ernest Moreton, The
               Alexanders and the Optionholders relating to Exceler Health Care Group PLC, dated September 7, 1994

3.1(1)         Certificate of Incorporation of Sun

3.2(1)(9)      Bylaws of Sun, as amended

3.3(6)         Certificate of Amendment to Certificate of Incorporation of Sun dated June 23, 1994

3.4(21)        Certificate of Amendment to Certificate of Incorporation of Sun dated April 15, 1993

4.1(3)         Fiscal Agency Agreement dated as of March 1, 1994 between Sun and NationsBank of Texas, N.A., as
               Fiscal Agent

4.2(6)         Amended and Restated Indenture, dated October 1, 1994, among Sun, The Mediplex Group, Inc. and
               Fleet Bank of Massachusetts, N.A. as Trustee

4.3(6)         Amended and Restated First Supplemental Indenture to Amended and Restated Indenture, dated October
               1, 1994, among Sun, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee
               (6 1/2% Convertible Subordinated Debentures due 2003)

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
4.4(17)        Form of Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company, which includes the form of Certificate of Designations for the Series A Preferred Stock as Exhibit A, the
               form of Right Certificate as Exhibit B and the form of Summary of Preferred Stock Purchase Rights as Exhibit C.

4.5(18)        First Amendment to Rights Agreement, dated as of August 11, 1995, amending the Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company

10.1(1)        Sun 1993 Combined Incentive and Nonqualified Stock Option Plan

10.2(1)        Sun 1993 Directors Stock Option Plan

10.3(1)        Lease Agreement for Menlo Park Healthcare Center dated as of November 1, 1991, between Oregon
               Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")

10.4(1)        Sublease Agreement for Hillside Living Center d/b/a Hillside Healthcare Center dated as of March 1,
               1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc. ("Sublessee")
               (Lease attached as Exhibit)

10.5(1)        Sublease Agreement for Crown Manor Living Center d/b/a Crown Manor Healthcare Center dated as of
               March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
               ("Sublessee") (Lease attached as Exhibit)

10.6(1)        Sublease Agreement for Colonial Manor Living Center d/b/a Colonial Manor Healthcare Center dated as of March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
               ("Sublessee") (Lease attached as Exhibit)

10.7(1)        Sublease Agreement for Douglas Living Center d/b/a Douglas Healthcare Center dated as of March 1,
               1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc. ("Sublessee")
               (Lease attached as Exhibit)

10.8(1)        Lease Agreement for Whispering Pines Care Center and Valley Rehabilitation Center dated as of
               October 1, 1991, between Belle Mountain Associates Limited Partnership ("Lessor") and Sunrise
               ("Lessee")

10.9(1)        Lease Agreement for Columbia View Nursing Home dated as of June 30, 1992, between Columbia
               Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc. ("Lessee")

10.10(1)       Lease Agreement for Adams House Healthcare Center dated as of October 1, 1992, between Adams
               Connecticut Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc. ("Lessee")

10.11(1)       Sublease, Assumption and Consent Agreement for Coronado Care Center dated as of May 31, 1990, among
               Phoenix Nursing Home Limited Partnership ("Lessor"), Horizon Healthcare Corporation
               ("Lessee/Sublessor") and Sunrise ("Sublessee") pursuant to a Lease dated December 18, 1987 between
               Lessor and Lessee (Lease attached as Exhibit)

10.12(4)       Lease Agreement for the Coronado Care Center addition, dated as of August 30, 1991, by and between
               Phoenix Nursing Home Limited Partnership II ("Lessor") and Sunrise ("Lessee")

10.13(1)       Lease Agreement for Bayside Health and Rehabilitation Center dated as of July 26, 1991, between
               Bellingham Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.14(1)       Sublease, Assumption and Consent Agreement for Blue Mountain Convalescent Center dated as of
               December 31, 1988, among Washington Associates ("Lessor"), Horizon Healthcare Corporation
               ("Lessee/Sublessor") and Sunrise ("Sublessee") pursuant to a Lease Agreement dated January 1, 1987, between Lessor and Lessee (Lease attached as Exhibit)

10.15(1)       Sublease, Assumption and Consent Agreement for Laurelwood Care Center dated as of December 31,
               1988, among Belle Mountain Associates ("Lessor"), Horizon Healthcare Corporation
               ("Lessee/Sublessor") and Sunrise ("Sublessee") pursuant to a Lease dated December 1, 1987 between
               Lessor and Lessee (Lease attached as Exhibit)

10.16(1)       Lease Agreement for East Mesa Care Center dated as of September 30, 1990, between East Mesa
               Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")

10.17(1)       Lease Agreement for Mercer Island Care Center dated as of July, 1991, among Mercer View
               Convalescent Center, Tenants-in-Common ("Lessor"), Sunrise ("Lessee") and Andrew L. Turner and Nora
               Turner, husband and wife ("Guarantor")

10.18(1)       Assignment and Assumption of Lease with Consent of Lessor for Torrington Extend-A-Care Center dated as of November 1, 1990, between Beverly Enterprises-Connecticut, Inc. ("Assignor/ Lessee"), Turner
               Enterprises, Inc. ("Assignee"), Andrew L. Turner and Nora Turner ("Guarantors"), Harvey J. Angell
               and Zev Karkomi ("Special Guarantors") and Beverly Investment Properties, Inc. ("Lessor") (Lease
               attached)

10.19(1)       Assignment and Assumption of Lease with Consent of Lessor for Danbury Pavilion Health Care d/b/a
               Heritage Heights Care Center dated as of November 1, 1990, by and among Beverly
               Enterprises-Connecticut, Inc. ("Assignor/Lessee"), Turner Enterprises, Inc. ("Assignee"), Andrew L.
               Turner and Nora Turner ("Guarantors") and TOR Associates ("Lessor") pursuant to a lease dated March
               1, 1986, between lessor and assignor (Lease attached as Exhibit)

10.20(1)       Lease Agreement for Park Villa Convalescent Center dated as of April 1, 1993, between LTC
               Properties, Inc. ("Lessor") and Sunrise ("Lessee")

10.21(1)       Lease Agreement for San Juan Care Center and Burton Care Center dated as of October 31, 1992, by and between Zev Karkomi and Jerold Ruskin (collectively, the "Lessors") and Sunrise ("Lessee")

10.22(4)       Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
               Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993 by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Angelina
               Facility)

10.23(4)       Lease Agreement dated as of August 31, 1986, by and between Karan Associates ("Lessee") and
               Campbell Care of Wylie, Inc., Assignment of Lease dated November 20, 1989 by and between Campbell
               Care of Wylie, Inc. and Honorcare Corporation ("Lessee"), with First Lease Addendum dated August
               31, 1986, Second Addendum dated January 9, 1987, Third Addendum dated November 30, 1989 and Fourth
               Addendum dated July 12, 1993, and Assignment Agreement dated as of July 13, 1993, by and between
               Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Hillcrest Manor
               Nursing Center)

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.24(4)       Lease Agreement dated as of July 13, 1993, by and between July Associates IV ("Lessor") and
               Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Park Plaza)

10.25(4)       Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
               Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Wells)

10.26(4)       Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
               Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Pineywood)

10.27(4)       Lease Agreement dated as of July 13, 1993, by and between Golden Age Associates ("Lessor") and
               Honorcare Corporation ("Lessee") (Golden Age)

10.28(4)       Lease Agreement dated as of July 13, 1993, by and between July Associates III ("Lessor") and
               Honorcare Corporation ("Lessee") (High Plains)

10.29(4)       Form of Management Agreement between GF/Massachusetts, Inc. and Sunrise

10.30(5)       Lease Agreement dated as of December 6, 1993, by and between Massachusetts Nursing Homes Limited
               Partnership ("Lessor") and Sunrise ("Lessee")

10.31(5)       Lease Agreement dated October 1993, by and between Salem Associates, Ltd. ("Lessor") and Sunrise
               ("Lessee") (Doctors Nursing Home)

10.32(4)       Lease Assignment and Transfer of Operations Agreement dated as of December 30, 1993, by and between
               HEA of New Mexico, Inc. and Sunrise (Lease attached) (Country Life Manor)

10.33(1)       Agreement dated April 16, 1993 among National Medical Enterprises, Inc., Sunrise, Sundance
               Rehabilitation Corporation, Turner Enterprises, Inc., Sunscript Pharmacy Corporation, Sun, Andrew
               L. Turner, Nora Turner and the Turner Children's Trust

10.34(1)       Tax Indemnity Agreement between Sun, Sundance Rehabilitation Corporation, Turner Enterprises, Inc.
               and Andrew L. Turner and Nora L. Turner

10.35(1)       Indemnity Agreement between Sun and each of Sun's Directors

10.36(1)       Employment Agreement between Sun and Andrew L. Turner

10.37(1)       Agreement as of May 5, 1993, between Sundance Rehabilitation Corporation and Andrew L. Turner

10.38(4)       Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
               Sunrise ("Lessee") (Stanton Nursing Home)

10.39(4)       Lease Agreement dated as of January 1, 1994, by and between Whitewright Associates ("Lessor") and
               Sunrise ("Lessee") (Campbell Care of Whitewright)

10.40(4)       Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
               Sunrise ("Lessee") (Valley Mills Care Center)

10.41(4)       Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
               Sunrise ("Lessee") (Moody Care Center)

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.42(4)       Management and Operations Transfer Agreement dated as of March 11, 1994, by and between Sunscript
               Pharmacy Corporation and Mediscript, Inc.

10.43(4)       Employment Agreement between Sun and John E. Bingaman

10.44(8)       Therapy Services Agreement dated as of April 13, 1994 by and between Sundance Rehabilitation
               Corporation and Mediplex

10.45(7)       Lease Agreement dated as of April 26, 1994, by and between Sumner Nursing Home, L.L.C. and Sunrise

10.46(8)       Lease Agreement dated as of September 22, 1993, as amended, between Carlinville Associates and
               Sunrise Healthcare Corporation

10.47(8)       Lease Agreement dated as of July 30, 1993 between Zev Karkomi, Thunderbird Associated Limited
               Partnership and Sunrise Healthcare Corporation

10.48(6)       Lease Agreement by and between Bellingham II Associates Limited Partnership and Sunrise Healthcare
               Corporation, dated May 31, 1994

10.49(6)       Amendment and Restatement of Loan Agreement [Brookline] by and between Mediplex of Massachusetts,
               Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.50(6)       Amendment and Restatement of Loan Agreement [Columbus] by and between Mediplex Rehabilitation of
               Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.51(6)       Loan Agreement [Denver] by and between Mediplex of Colorado, Inc. and Valley View Psychiatric
               Services, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.52(6)       Loan Agreement [Holliswood] by and between Mediplex of New York, Inc. and Meditrust Mortgage
               Investments, Inc., dated June 23, 1994

10.53(6)       Amendment and Restatement of Facility Lease Agreement [Lenox Hill] -- Meditrust of Lynn, Inc. and
               Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994

10.54(6)       Amendment and Restatement of Facility Lease Agreement [Northampton] -- New England Finance
               Corporation and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994

10.55(6)       Amendment and Restatement of Facility Lease Agreement [Woodcrest] -- Meditrust and Mediplex of New
               Jersey, Inc., dated June 23, 1994

10.56(6)       Amendment and Restatement of Facility Lease Agreement [Westport] -- Meditrust and Mediplex of
               Connecticut, Inc., dated June 23, 1994

10.57(6)       Amendment and Restatement of Facility Lease Agreement [Newton] -- Meditrust and Mediplex of
               Massachusetts, Inc., dated June 23, 1994

10.58(6)       Amendment and Restatement of Facility Lease Agreement [Wilmington] -- Meditrust and Mediplex of
               Massachusetts, Inc,, dated June 23, 1994

10.59(6)       Loan Agreement [Arms Acres] by and between Mediplex of New York, Inc. and Meditrust Mortgage
               Investments, Inc., dated June 23, 1994

10.60(6)       Loan Agreement [Conifer Park] -- Mediplex of New York, Inc. and Meditrust Mortgage Investments,
               Inc., dated June 23, 1994

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.61(6)       Amendment and Restatement of Facility Lease Agreement [Stamford] by and between G-WZ of Stamford,
               Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.62(6)       Amendment and Restatement of Facility Lease Agreement [Cheshire] -- Meditrust and Mediplex of
               Connecticut, Inc., dated June 23, 1994

10.63(6)       Amendment and Restatement of Facility Lease Agreement [East Longmeadow] -- Meditrust and Quality
               Nursing Care of Massachusetts, Inc., dated June 23, 1994

10.64(6)       Amendment and Restatement of Facility Lease Agreement [Wethersfield] -- Meditrust and Mediplex of
               Connecticut, Inc., dated June 23, 1994

10.65(6)       Amendment and Restatement of Facility Lease Agreement [Danbury] -- Meditrust and Mediplex of
               Connecticut, Inc., dated June 23, 1994

10.66(6)       Amendment and Restatement of Facility Lease Agreement [Manatee] -- Meditrust and Manatee Springs
               Nursing Center, Inc., dated June 23, 1994

10.67(6)       Amendment and Restatement of Facility Lease Agreement [Camden] -- Plaza Medical Nursing Facility
               and P.M.N.F. Management, Inc., dated June 23, 1994

10.68(6)       Facility Lease Agreement [Washington] -- Pacific Finance Corporation and Sunrise Healthcare
               Corporation, dated June 23, 1994

10.69(6)       Amendment and Restatement of Facility Lease Agreement [Darien] -- New England Finance Corporation
               and Mediplex of Connecticut, Inc., dated June 23, 1994

10.70(6)       Amendment and Restatement of Facility Lease Agreement [Randolph] -- Meditrust and Mediplex of
               Massachusetts, Inc., dated June 23, 1994

10.71(6)       Amendment and Restatement of Facility Lease Agreement [Peabody] -- Meditrust and Mediplex of
               Massachusetts, Inc., dated June 23, 1994

10.72(6)       Amendment and Restatement of Facility Lease Agreement [Newington] -- Meditrust and Mediplex of
               Connecticut, Inc., dated June 23, 1994

10.73(6)       Amendment and Restatement of Facility Lease Agreement [Beverly] -- Meditrust and Mediplex of
               Massachusetts, Inc., dated June 23, 1994

10.74(6)       Facility Lease Agreement [Weymouth] -- Meditrust of Massachusetts, Inc. and Mediplex of
               Massachusetts, Inc., dated June 23, 1994

10.75(6)       Amendment and Restatement of Facility Lease Agreement [Lexington] -- Meditrust and Mediplex of
               Massachusetts, Inc., dated June 23, 1994

10.76(6)       Amendment and Restatement of Facility Lease Agreement [Michigan] -- Meditrust Tri-States, Inc. and
               Mediplex of Ohio, Inc., dated June 23, 1994

10.77(6)       Amendment and Restatement of Facility Lease Agreement [Christian Hill] -- Meditrust of
               Massachusetts, Inc. and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994

10.78(6)       Amendment and Restatement of Facility Lease Agreement [Arkansas] -- Meditrust of Benton, Inc. and
               Mediplex Management of Texas, Inc., dated June 23, 1994

10.79(6)       Amendment and Restatement of Facility Lease Agreement [Holyoke] -- Meditrust of Massachusetts, Inc.
               and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.80(6)       Amendment and Restatement of Facility Lease Agreement [Cortland] -- Meditrust of New York, Inc. and
               Community Re-entry Services of Cortland, Inc., dated June 23, 1994

10.81(6)       Amendment and Restatement of Facility Lease Agreement [Southern Connecticut], dated June 23, 1994, between New England Finance Corporation and Mediplex of Connecticut, Inc.

10.82(6)       Amendment and Restatement of Facility Lease Agreement [Southbury], dated June 23, 1994, between New
               England Finance Corporation and Mediplex of Connecticut, Inc.

10.83(6)       Facility Lease Agreement [Bowling Green], dated June 23, 1994, between Meditrust of Kentucky, Inc.
               and Mediplex of Kentucky, Inc.

10.84(6)       Facility Lease Agreement [Milford], dated June 23, 1994, between Meditrust of Connecticut, Inc. and
               Mediplex of Connecticut, Inc.

10.85(19)      Third Amended and Restated Credit Agreement among Sun, The Mediplex Group Inc., Certain Lenders and
               NationsBank of Texas, N.A., dated July 21, 1995

10.86(6)       Lease and Security Agreement by and between Nationwide Health Properties, Inc. and Sunrise
               Healthcare Corporation, dated September 1, 1994

10.87(6)       Lease Agreement by and between Sumner Hills L.L.C. and Sunrise Healthcare Corporation, dated
               September 9, 1994

10.88(6)       Termination of Employment Agreement and Consulting Agreement by and between Sun Healthcare Group and John E. Bingaman

10.89(11)      Purchase Agreement between Belle Mountain Associates Limited Partnership and Sunrise Healthcare
               Corporation for facility in the State of Washington Corporation, Daniel and Rae Jacob, Sun and
               Sunscript Pharmacy Corporation.

10.90(14)      Deed of Amendment and Instrument relating to Exceler Health Care Group Plc dated February 15, 1995

10.91(14)      Amendments to Sun 1993 Combined Incentive and Nonqualified Stock Option Plan

10.92(14)      First Amendment to Sun 1992 Director Stock Option Plan

10.93(20)      Lease Agreement for Wheeler Care Center, dated as of July 24, 1995, by and between Wheeler
               Healthcare Associates, L.L.C., a Texas limited liability company ("Lessor") and Sunrise Healthcare
               Corporation ("Lessee").

10.94(20)      Agreement with Respect to and Second Amendment of Lease Agreement, dated as of September 1, 1995, by and between Massachusetts Nursing Homes Limited Partnership ("Lessor") and Sunrise Healthcare
               Corporation ("Lessee").

10.95(20)      Third Amendment of Lease Agreement, dated as of September 1, 1995, by and between Massachusetts
               Nursing Homes Limited Partnership ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

10.96(20)      Lease Agreement for Clifton Care Center, dated as of September 13, 1995, between Missouri
               Associates ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

10.97(20)      Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of
               Massachusetts, Inc. ("Lessor") and New Bedford Nursing Center, Inc. ("Lessee") (Guaranty of Sun
               attached as Exhibit).

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.98(20)      Facility Sublease Agreement, dated as of September 30, 1995, by and between Meditrust of New
               Jersey, Inc., as Sublessor, and West Jersey/Mediplex Rehabilitation Limited Partnership (Guaranty
               of Sun attached as Exhibit).

10.99(20)      Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of
               Massachusetts, Inc. ("Lessor") and Mediplex of Massachusetts, Inc. ("Lessee") (Guaranty of Sun
               attached as Exhibit).

10.100(20)     Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of
               Massachusetts, Inc. ("Lessor") and Sundance Rehabilitation Corporation ("Lessee") (Guaranty of Sun
               attached as Exhibit).

10.101(20)     Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of
               Massachusetts, Inc. ("Lessor") and Mediplex of Concord, Inc. ("Lessee") (Guaranty of Sun attached as Exhibit).

10.102(20)     Indemnity Agreement (New Bedford), dated as of September 30, 1995, by and among New Bedford Nursing
               Center, Inc. ("Seller"), Sun and Meditrust of Massachusetts, Inc. ("Buyer").

10.103(20)     Indemnity Agreement (Marlton), dated as of September 30, 1995, by and among West Jersey/Mediplex
               Rehabilitation Limited Partnership, as Assignor, Sun and Meditrust of New Jersey, Inc., as
               Assignee.

10.104(20)     Indemnity Agreement (Concord), dated as of September 30, 1995, by and among Mediplex of
               Massachusetts, Inc. ("Seller"), and Meditrust of Massachusetts, Inc. ("Buyer").

10.105(20)     Indemnity Agreement (Concord-1B), dated as of September 30, 1995, by and among Sundance
               Rehabilitation Corporation ("Seller"), Sun and Meditrust of Massachusetts, Inc. ("Buyer").

10.106(20)     Indemnity Agreement (Concord -- 2A & 2B), dated as of September 30, 1995, by and among Mediplex of
               Concord, Inc. ("Seller"), Sun and Meditrust of Massachusetts, Inc. ("Buyer").

10.107(20)     Indemnity Agreement (Oradell), dated as of September 30, 1995, by and among Bergen Eldercare, Inc.
               ("Seller"), Sun and Meditrust of New Jersey, Inc. ("Buyer").

10.108(21)     Sun 1995 Non-Employee Directors' Stock Option Plan

10.109(21)     Sun Employee Stock Purchase Plan

10.110(21)     Sun 1996 Combined Incentive and Nonqualified Stock Option Plan

10.111(21)     Second Amendment to Third Amended and Restated Credit Agreement among Sun, The Mediplex Group Inc.,
               Certain Lenders and NationsBank of Texas, N.A., dated January 22, 1996

10.112(21)     Third Amendment to Third Amended and Restated Credit Agreement among Sun, The Mediplex Group Inc.,
               Certain Lenders and NationsBank of Texas, N.A., dated March 21, 1996

10.113(21)     Omnibus Amendment to Loan Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiaries of Sun.

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBITS
- -------------  ---------------------------------------------------------------------------------------------------
10.114(21)     Omnibus Amendment to Facility Lease Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiary of Sun.

11.1           Computation of earnings per share

21.1(21)       Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

23.2           Consent of Coopers & Lybrand L.L.P.

23.3           Consent of Ernst & Young LLP

- ------------
 (1) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-62670) on Form S-1.

 (2) Incorporated by reference from exhibits to the Company's Form 8-K dated January 27, 1994.

 (3) Incorporated by reference from exhibits to the Company's Form 8-K dated March 11, 1994.

 (4) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (5) Incorporated by reference from exhibits to the Company's Form 10-Q/A-1 for the quarter ended September 30, 1993.

 (6) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1994.

 (7) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77522) on Form S-1.

 (8) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77272) on Form S-4.

 (9) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77870) on Form S-1.

(10) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-82296) on Form S-1.

(11) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-85194) on Form S-1.

(12) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-90248) on Form S-1.

(13) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-96240) on Form S-3.

(14) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(15) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1995.

(16) Incorporated by reference to the Company's Form 8-K filed April 12, 1995.

(17) Incorporated by reference from exhibits to the Company's Form 8-A filed June 6, 1995.

(18) Incorporated by reference from exhibits to the Company's Form 8-A/A-1 filed August 17, 1995.

(19) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1995.

(20) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1995.

(21) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN HEALTHCARE GROUP, INC.

                                          By        /s/ ANDREW L. TURNER
                                            ------------------------------------
                                                       Andrew L. Turner
                                              President and Chief Executive
                                             Officer

Date: August 5, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc:

    We have audited the accompanying consolidated balance sheets of SUN HEALTHCARE GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES (Note 1) as of December 31, 1995 and 1994, as restated (Note 2), and the related consolidated statements of earnings (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CareerStaff Unlimited, Inc. ("CareerStaff") nor Golden Care, Inc. ("Golden Care"), companies acquired during 1995 in transactions accounted for as poolings-of-interests, as discussed in Notes 1 and 4. Such statements are included in the consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries and reflect total assets and net revenues constituting 1.94 and 10.40 percent, respectively in 1994, and net revenues constituting 17.04 percent in 1993 of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for CareerStaff and Golden Care, is based solely upon the reports of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    Our audits and the audits of other auditors were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the reports of the other auditors, fairly states in all material respects the financial data required to be set fourth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
July 25, 1996

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CareerStaff Unlimited, Inc.

    We have audited the consolidated balance sheet of CareerStaff Unlimited, Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareerStaff Unlimited, Inc. and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Houston, Texas
March 8, 1995,
  except for Note 16, as to which
  the date is March 30, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Golden Care, Inc.

    We have audited the balance sheet of Golden Care, Inc. as of December 31, 1994, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Care, Inc. as of
December 31, 1994, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L. L. P.

Indianapolis, Indiana
March 22, 1995

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------
                                                                                                      AS RESTATED
                                                                                                     -------------

                                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                                                 DATA)
Current assets:
  Cash and cash equivalents.........................................................  $      23,102  $      78,738
  Restricted cash...................................................................          1,914          1,792
  Accounts receivable, net of allowance for doubtful accounts of $11,035 and $9,508
   in 1995 and 1994, respectively...................................................        236,797        160,705
  Other receivables.................................................................         29,976         17,609
  Prepaids and other assets.........................................................         18,300         13,422
  Deferred tax asset................................................................         27,098         17,863
                                                                                      -------------  -------------
    Total current assets............................................................        337,187        290,129
                                                                                      -------------  -------------
Property and equipment, net.........................................................        201,132        197,407
Restricted cash.....................................................................          8,132         19,836
Assets held for sale, net...........................................................       --               14,962
Goodwill, net.......................................................................        421,660        457,936
Other assets, net...................................................................         62,856         25,537
Deferred tax asset..................................................................          8,902         48,416
                                                                                      -------------  -------------
    Total assets....................................................................  $   1,039,869  $   1,054,223
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................................................  $      10,417  $      18,374
  Accounts payable..................................................................         33,000         18,172
  Accrued compensation and benefits.................................................         23,742         31,626
  Workers' compensation accrual.....................................................          6,339          2,517
  Other accrued liabilities.........................................................         23,210         15,805
  Accrued interest..................................................................          3,332          6,485
                                                                                      -------------  -------------
    Total current liabilities.......................................................        100,040         92,979
                                                                                      -------------  -------------
Long-term debt, net of current portion..............................................        348,460        398,534
Other long-term liabilities.........................................................         17,052          9,442
                                                                                      -------------  -------------
    Total liabilities...............................................................        465,552        500,955
                                                                                      -------------  -------------
Minority interest...................................................................          5,275          2,819
Commitments and contingencies
Stockholders' equity:
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued.......       --             --
  Common stock of $.01 par value, authorized 100,000,000 shares, 47,916,367 and
   45,021,219 shares issued and outstanding at December 31, 1995 and 1994,
   respectively.....................................................................            479            450
  Additional paid-in capital........................................................        568,054        521,614
  Retained earnings.................................................................            777         28,165
  Cumulative translation adjustment.................................................           (268)           220
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        569,042        550,449
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................  $   1,039,869  $   1,054,223
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
                                                                               AS RESTATED
                                                                       ----------------------------

                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Total net revenues...................................................  $   1,135,508  $     673,354  $     230,815
                                                                       -------------  -------------  -------------
Costs and expenses:
  Operating..........................................................        929,493        552,662        194,290
  Corporate general and administrative...............................         51,468         31,633         10,675
  Provision for losses on accounts receivable........................         14,623         27,632          1,265
  Depreciation and amortization......................................         27,734         11,797          1,534
  Interest, net......................................................         21,829         10,548            341
  Conversion expense.................................................          3,256          2,275       --
  Merger expenses....................................................          5,800       --             --
  Strike costs.......................................................          4,006       --             --
  Investigation and litigation costs.................................          5,505       --             --
  Impairment loss....................................................         59,000       --             --
                                                                       -------------  -------------  -------------
      Total costs and expenses.......................................      1,122,714        636,547        208,105
                                                                       -------------  -------------  -------------
Earnings before income taxes and extraordinary loss..................         12,794         36,807         22,710
Income taxes.........................................................         33,132         14,688          5,246
                                                                       -------------  -------------  -------------
  Net earnings (loss) before extraordinary loss......................        (20,338)        22,119         17,464
Extraordinary loss from early extinguishment of debt, net of income
 tax benefit of $2,372...............................................         (3,413)      --             --
                                                                       -------------  -------------  -------------
  Net earnings (loss)................................................  $     (23,751) $      22,119  $      17,464
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Pro forma data:
  Historical earnings before income taxes and extraordinary loss.....  $      12,794  $      36,807  $      22,710
  Pro forma income taxes.............................................         33,362         17,246          9,247
                                                                       -------------  -------------  -------------
  Pro forma net earnings (loss) before extraordinary loss............        (20,568)        19,561         13,463
  Extraordinary loss.................................................         (3,413)      --             --
                                                                       -------------  -------------  -------------
  Pro forma net earnings (loss)......................................  $     (23,981) $      19,561  $      13,463
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Pro forma net earnings (loss) per common and common equivalent share:
    Pro forma net earnings (loss) before extraordinary loss..........  $       (0.43) $        0.61  $        0.72
    Extraordinary loss...............................................          (0.07)      --             --
                                                                       -------------  -------------  -------------
    Pro forma net earnings (loss)....................................  $       (0.50) $        0.61  $        0.72
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Pro forma weighted average number of common and common equivalent
 shares outstanding..................................................     47,418,700     31,829,904     18,607,681
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               1995          1994         1993
                                                                           ------------  ------------  ----------
                                                                                  AS RESTATED
                                                                           --------------------------

                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)....................................................  $    (23,751) $     22,119  $   17,464
  Adjustments to reconcile net earnings (loss) to net cash provided by
   (used for) operating activities -
    Extraordinary loss...................................................         5,785       --           --
    Conversion expense...................................................         3,256         2,275      --
    Depreciation and amortization........................................        27,734        11,797       1,534
    Provision for losses on accounts receivable..........................        14,623        27,632       1,265
    Impairment loss......................................................        59,000       --           --
    Other................................................................        (2,220)         (908)        493
    Accounts receivable..................................................       (90,887)      (76,929)    (25,707)
    Other current assets.................................................           970        (4,521)     (8,409)
    Other current liabilities............................................        (6,334)      (10,029)      6,879
    Income taxes payable.................................................        18,610        (7,758)      3,352
                                                                           ------------  ------------  ----------
      Net cash provided by (used for) operating activities...............         6,786       (36,322)     (3,129)
                                                                           ------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................       (96,247)      (37,862)     (7,076)
  Transfer of restricted cash............................................       --             16,054      --
  Acquisitions, net of cash acquired.....................................       (25,417)     (128,378)     (7,584)
  Purchase of minority interest in Ashbourne PLC.........................       (25,874)      --           --
  Proceeds from operations and sale of assets held for sale..............        36,878        (2,186)     --
  Proceeds from sale and leaseback of property and equipment.............       105,534       --           --
  Other assets expenditures..............................................       (22,648)       (3,507)     (3,340)
                                                                           ------------  ------------  ----------
      Net cash used for investing activities.............................       (27,774)     (155,879)    (18,000)
                                                                           ------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings..............................................       185,299       145,055      11,065
  Long-term debt repayments..............................................      (115,730)      (88,163)     (8,555)
  Transfer of restricted cash............................................       --                667      --
  Repurchase of 11 3/4% Senior Subordinated Notes due 2002...............       (89,370)      --           --
  Conversion of Mediplex 6 1/2% Convertible Subordinated Debentures due
   2003..................................................................       (16,859)      (10,681)     --
  Net proceeds from issuance of common stock.............................         2,976       216,608      46,838
  Purchase and retirement of common stock................................       --            --           (8,020)
  Other financing activities.............................................        (1,429)      --           --
  Distribution of prior S corporation earnings...........................          (333)       (8,889)     (5,271)
                                                                           ------------  ------------  ----------
      Net cash provided by (used for) financing activities...............       (35,446)      254,597      36,057
                                                                           ------------  ------------  ----------
Effect of exchange rate on cash and cash equivalents.....................           798       --           --
                                                                           ------------  ------------  ----------
Net increase (decrease) in cash and cash equivalents.....................       (55,636)       62,396      14,928
                                                                           ------------  ------------  ----------
Cash and cash equivalents at beginning of year...........................        78,738        16,342       1,414
                                                                           ------------  ------------  ----------
Cash and cash equivalents at end of year.................................  $     23,102  $     78,738  $   16,342
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK          ADDITIONAL                 CUMULATIVE
                                          -----------------------     PAID-IN       RETAINED    TRANSLATION
                                            SHARES      AMOUNT        CAPITAL       EARNINGS    ADJUSTMENT     TOTAL
                                          ----------  -----------  --------------  -----------  -----------  ---------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1992............   5,999,563   $      79     $      711     $   7,442       --       $   8,232
Increase in common stock outstanding in
 connection with the formation of Sun
 Healthcare Group, Inc., including
 540,000 shares issued to the minority
 stockholder of Sunrise.................   8,979,000          69          7,308        --           --           7,377
Reclassification of retained earnings as
 additional paid-in capital to reflect
 the change in tax status of Turner and
 Sundance...............................      --          --              7,927        (7,927)      --          --
Common stock offerings..................   5,750,423          58         46,780        --           --          46,838
Common stock issued in connection with
 the Honorcare acquisition..............     590,909           6          6,494        --           --           6,500
Repurchase and retirement of common
 stock..................................    (540,000)         (5)        (8,015)       --           --          (8,020)
Issuance of common stock for employee
 benefits...............................     285,919           3            392        --           --             395
Distribution of prior S corporation
 earnings...............................      --          --             (3,900)       (4,525)      --          (8,425)
Net earnings............................      --          --             --            17,464       --          17,464
                                          ----------       -----   --------------  -----------  -----------  ---------
Balance at December 31, 1993............  21,065,814         210         57,697        12,454       --          70,361
                                          ----------       -----   --------------  -----------  -----------  ---------
Distribution of prior S corporation
 earnings...............................      --          --                218        (5,954)      --          (5,736)
Reclassification of retained earnings as
 additional paid-in capital to reflect
 change in tax status of CareerStaff....      --          --                454          (454)      --          --
Common stock offerings..................  10,662,020         107        205,402        --           --         205,509
Common stock issued pursuant to the
 Mediplex merger and related
 transactions...........................  11,249,544         112        213,629        --           --         213,741
Common stock issued in connection with
 other acquisitions.....................      14,186      --                150        --           --             150
Additional consideration recorded for
 the excess of the fair value over the
 exercise price of the Mediplex stock
 options assumed in connection with the
 merger.................................      --          --             14,473        --           --          14,473
Issuance of common stock for employee
 benefits...............................   1,051,519          11         11,088        --           --          11,099
Conversion of 6 1/2% Convertible
 Subordinated Debentures due 2003.......     978,136          10         18,503        --           --          18,513
Cumulative translation adjustment.......      --          --             --            --              220         220
Net earnings (as restated)..............      --          --             --            22,119       --          22,119
                                          ----------       -----   --------------  -----------  -----------  ---------
Balance at December 31, 1994 (as
 restated)..............................  45,021,219         450        521,614        28,165          220     550,449
                                          ----------       -----   --------------  -----------  -----------  ---------
Distribution of prior S corporation
 earnings...............................      --          --             --              (333)      --            (333)
Reclassification of retained earnings as
 additional paid-in capital to reflect
 the change in tax status of Golden
 Care, Inc..............................      --          --              3,908        (3,908)      --          --
Common stock issued in connection with
 immaterial poolings....................     690,296           7            174           604       --             785
Common stock issued in connection with
 other acquisitions.....................     338,768           3          8,231        --           --           8,234
Additional consideration recorded for
 the fair value of warrants issued in
 connection with the Columbia
 acquisition............................      --          --              1,095        --           --           1,095
Issuance of common stock for employee
 benefits...............................     283,179           3          2,973        --           --           2,976
Conversion of 6 1/2% Convertible
 Subordinated Debentures due 2003.......   1,582,905          16         30,059        --           --          30,075
Cumulative translation adjustment.......      --          --             --            --             (488)       (488)
Net loss (as restated)..................      --          --             --           (23,751)      --         (23,751)
                                          ----------       -----   --------------  -----------  -----------  ---------
Balance at December 31, 1995............  47,916,367   $     479     $  568,054     $     777    $    (268)  $ 569,042
                                          ----------       -----   --------------  -----------  -----------  ---------
                                          ----------       -----   --------------  -----------  -----------  ---------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF PRESENTATION
    Sun Healthcare Group, Inc. ("the Company" or "Sun") was formed on April 15, 1993, as a holding company to combine, under the control of a single corporation, the operations of Sunrise Healthcare Corporation ("Sunrise"), Turner Enterprises, Inc. ("Turner"), Sundance Rehabilitation Corporation ("Sundance"), and Sunscript Pharmacy Corporation ("Sunscript"), which were under the majority control of a single stockholder. Effective January 1, 1994, Turner was merged into Sunrise.

    During 1993, the stockholders of the Company, except National Medical Enterprises, Inc., ("NME") entered into an agreement (the "Preincorporation Agreement") with the Company. The Preincorporation Agreement provided for the transfer to the Company of the ownership of Sunrise, Turner, Sundance, and Sunscript in exchange for common shares of the Company. A separate agreement was entered into among the Company, Sunrise, Turner, Sundance, Sunscript and other stockholders of these corporations and NME that provided for NME to exchange its shares of common stock in Sunrise (the only one of these entities in which it owned stock) for shares of the Company. A total of 9,000,000 common shares of the Company with $.01 par value were issued in connection with these agreements to replace the original 21,000 outstanding common shares. The exchange of the original shares was recorded by the Company at historical book value. A total of 540,000 shares valued at $8,020,000 with a net book value of $643,000 were repurchased from NME and accounted for at fair market value under the purchase method of accounting whereby goodwill of $7,377,000 was recorded. In addition, retained earnings of Turner and Sundance totaling $7,927,000 was reclassified to additional paid-in capital in connection with the change to C corporation status (see Notes 9 and 10).

    On May 5, 1995, a subsidiary of the Company merged with Golden Care, Inc. ("Golden Care") and on June 21, 1995, a subsidiary of the Company merged with CareerStaff Unlimited, Inc. ("CareerStaff"). Both transactions were accounted for as pooling of interests; accordingly, the Company's consolidated financial statements for all periods presented prior to the combination have been restated to reflect the combined operations (see Note 4). Certain immaterial poolings occurred in 1995 for which prior periods financial statements were not restated.

(2) RESTATEMENT OF FINANCIAL STATEMENTS
    The Company has restated its financial statements for the years ended December 31, 1995 and 1994. The restatement is a result of the Company's further review and analysis of its fourth quarter of 1995 write-off of certain accounts receivable acquired in its merger with Mediplex. Based on its review, the Company has concluded that $23,446,000 of the Mediplex accounts receivable written off in the fourth quarter of 1995 should have been recognized in the fourth quarter of 1994 because such accounts receivable were impaired as of that date or earlier and the fourth quarter of 1994 was the quarter in which the purchase accounting for the Mediplex acquisition was finalized. Accordingly, the 1995 and 1994 financial statements have been restated to reflect the write-off of $23,446,000 of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(2) RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) accounts receivable, originally recorded in the fourth quarter of 1995, in the fourth quarter of 1994. The impact of these adjustments on the Company's results of operations as originally reported is as follows (in thousands):

                                                                       1995                        1994
                                                           ----------------------------  ------------------------
                                                            AS REPORTED    AS RESTATED   AS REPORTED  AS RESTATED
                                                           -------------  -------------  -----------  -----------
Total net revenues.......................................  $   1,135,508  $   1,135,508   $ 673,354    $ 673,354
Earnings (loss) before pro forma income taxes and
 extraordinary loss......................................        (10,652)        12,794      60,253       36,807
Pro forma earnings (loss) before extraordinary item......        (35,105)       (20,568)     34,098       19,561
Pro forma net earnings (loss)............................  $     (38,518) $     (23,981)  $  34,098    $  19,561
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Pro forma net earnings (loss) per share:
  Primary --
    Before extraordinary loss............................  $       (0.74) $       (0.43)  $    1.07    $    0.61
    Extraordinary loss...................................          (0.07)         (0.07)     --           --
                                                           -------------  -------------  -----------  -----------
    Net earnings.........................................  $       (0.81) $       (0.50)  $    1.07    $    0.61
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
  Fully diluted --
    Before extraordinary loss............................  $       (0.74) $       (0.43)  $    1.02    $    0.61
    Extraordinary loss...................................          (0.07)         (0.07)     --           --
                                                           -------------  -------------  -----------  -----------
    Net earnings.........................................  $       (0.81) $       (0.50)  $    1.02    $    0.61
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------

(3) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

    (a)  NATURE OF BUSINESS

    The Company is a provider of long-term, subacute and related specialty health care services including rehabilitation and respiratory therapy services and pharmacy services through the Company's and through other nonaffiliated long-term and subacute facilities located in the United States. The Company also provides long-term care and pharmacy services in the United Kingdom and outpatient rehabilitation therapy services in Canada.

    (b)  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries that the Company controls. Investments in affiliates, which are included in other assets, in which the Company owns 20% to 50% are carried on the equity method. Investments in companies owned less than 20% are carried at cost. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (c)  CASH EQUIVALENTS

    The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost.

    (d)  NET REVENUES

    Net  revenues  consist  of  patient  revenues,  contract  therapy   services
revenues, temporary therapy staffing services revenues and institutional pharmaceutical services revenues. Net revenues are recognized as services are provided. Net patient revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third party payors, primarily Medicare and Medicaid. Net revenues realizable under third party payor agreements are subject to

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING
POLICIES (CONTINUED)
change due to examination and retroactive adjustment. Estimated third party payor settlements are recorded in the period the related services are rendered. Differences between the net amounts accrued and subsequent settlements are recorded in operations at the time of settlement, of which the majority is settled in two to three years.

    The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to allow providers to treat higher acuity patients. Included in net revenues are amounts related to exceptions to the RCLs of $8,862,000 and $103,000 for the years ended December 31, 1995 and 1994, respectively. These amounts are net of adjustments to record management's estimate of amounts that will ultimately be approved by HCFA. Accounts receivable include requests for exceptions to the RCLs, including accounts receivable acquired in the merger with Mediplex, of $11,115,000 and $2,887,000 at December 31, 1995 and 1994, respectively. As of December 31, 1995, the Company has submitted twenty-six exception requests and has received approval on eleven exception requests. Amounts realizable are subject to final settlement of the respective cost reports.

    (e)  ACCOUNTS RECEIVABLE

    The Company receives payment for services rendered from Federal and state governments under the Medicare and Medicaid programs and private pay payors, including third party insurers, workers' compensation plans and healthcare providers. The following table summarizes the percent of accounts receivable by payor category as of December 31 as restated:

                                                                    1995         1994
                                                                 -----------  -----------
Government.....................................................         51%          57%
Private and other..............................................         49           43
                                                                       ---          ---
                                                                       100%         100%
                                                                       ---          ---
                                                                       ---          ---

    Management does not believe that there are any credit risks associated with receivables from governmental agencies. Private and other receivables consist of receivables from a large number of payors involved in diverse activities and subject to differing economic conditions, which do not represent any concentrated credit risks to the Company.

    (f)  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements -- 5 to 40 years; leasehold improvements -- the shorter of the estimated useful lives of the assets or the life of the lease; equipment -- 3 to 15 years.

    The Company capitalizes certain costs associated with developing and acquiring health care facilities and related outpatient programs. Capitalized costs include direct incremental investigation, negotiation, development, acquisition and preconstruction costs; indirect and general expenses related to such activities are expensed as incurred. Preconstruction costs include the direct costs of securing control of the development site, obtaining the requisite certificate of need and other approvals, as well as the direct costs of preparing for actual development and construction. The capitalized costs are transferred to construction in progress and depreciable asset categories as construction is begun and completed, respectively. The Company capitalizes interest directly related to the development and construction of new facilities as a cost of the related asset.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING
POLICIES (CONTINUED)
    (g)  ASSETS HELD FOR SALE

    Assets held for sale represent the assets of four psychiatric facilities, four substance abuse treatment facilities, certain outpatient clinics and three transitional living facilities acquired in connection with the Company's merger with Mediplex which, excluding a closed substance abuse facility and a transitional living facility, were sold during 1995 (see Notes 4 and 6).

    (h)  GOODWILL/IMPAIRMENT LOSS

    The excess of the purchase price over the fair value of the net assets of the businesses acquired by the Company is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was $18,721,000, $6,291,000 and $437,000 as of December 31, 1995,
1994 and 1993, respectively.

    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on December 31, 1995. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines fair value using certain multiples of earnings before interest, taxes, depreciation and amortization based on current prices for comparable assets. The impairment loss, as determined by SFAS 121, of $59,000,000 recorded by the Company primarily relates to the goodwill associated with six of the forty facilities acquired in the merger with Mediplex. The impairment loss at these six facilities was the result of the following circumstances: (i) three facilities were organized by the Service Employees International Union subsequent to the  acquisition resulting  in significantly  higher labor  costs;
(ii) two facilities experienced significant declines in private pay census and revenues due to, in one instance, funding reductions in certain programs providing private pay patients and, in the other instance, the opening of two new facilities by competitors; and (iii) the remaining facility received lower than expected Medicaid rates from the State of Connecticut and due to the high acuity of the patients treated at the facility, reimbursement was not adequate. If the Company had not elected early adoption of SFAS 121, the impairment loss would have been based solely on the difference between the assets carrying value and cumulative long-term cash flows which would have resulted in a loss of $48,900,000. The operations of the impaired facilities are not material to the consolidated earnings or cash flows of the Company, and therefore, management does not expect future operating results of the impaired facilities to have a material adverse effect on the Company's results of operations or financial condition. However, the impaired facilities are experiencing marginal or negative cash flows. As they are leased under long-term operating leases, the Company expects that this trend will continue until it can implement measures to turn around their performance or to dispose of the facilities.

    (i)  OTHER ASSETS

    Costs incurred in obtaining debt financing are amortized as interest expense over the terms of the related indebtedness. The Company amortizes preopening costs (start-up costs related to new facilities, specialty units within a facility, new rehabilitation regions and pharmacies) over a period ranging from one year (for costs not reimbursed by third party payors) to five years (for costs reimbursed by third party payors, including the Medicare and Medicaid programs).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING
POLICIES (CONTINUED)
    (j)  WORKERS' COMPENSATION INSURANCE

    Workers' compensation coverage is effected through self-insurance or retrospective and high deductible insurance policies and other hybrid policies which vary by the states in which the Company operates. Provisions for estimated settlements are provided in the period of the related coverage. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

    (k)  INCOME TAXES

    Income tax expense (benefit) is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

    Prior to converting to C corporations, Turner, Sundance, CareerStaff and Golden Care had elected S corporation status whereby income taxes are paid by the stockholders rather than by the entities. Accordingly, there is no provision for income taxes in the financial statements for these entities to the extent such income or loss was includable by the stockholders in their personal income tax returns (see Note 10).

    (l)  FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustment account in stockholders' equity.

    (m)  STRIKE AND INVESTIGATION AND LITIGATION COSTS

    During the fourth quarter of 1995, the Company recorded charges and expenses of $4,006,000 related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut. The Company also recorded charges and expenses of $5,505,000 related to monitoring and responding to the continuing investigation by the U.S. Department of Health and Human Services' Office of the Inspector General ("OIG") and legal fees resulting from shareholder litigation (see Note 16). The litigation charge also includes costs incurred by the Company in its intended debt offering which was aborted due to the negative publicity resulting from the OIG investigation. The negative publicity prevented the Company from obtaining an acceptable interest rate.

    (n)  FINANCIAL STATEMENT PREPARATION AND PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts in the 1994 and 1993 consolidated financial statements and notes have been reclassified to conform to the 1995 presentation.

(4) ACQUISITIONS
    On June 21, 1995, a wholly-owned subsidiary of the Company merged with and into CareerStaff. CareerStaff provides temporary staffing of physical, occupational, and speech therapists to the health care industry. Under the terms of the merger agreement, the Company issued 6,080,600 shares of its

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
common stock in exchange for all the outstanding common stock of CareerStaff. The merger was accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated to include the accounts and operations of CareerStaff for periods prior to the merger.

    On May 5, 1995, a wholly-owned subsidiary of the Company merged with and into Golden Care. Golden Care provides respiratory therapy services to long-term and subacute care facilities. Under the terms of the merger agreement, the Company issued 2,106,904 shares of its common stock in exchange for all of the outstanding common stock of Golden Care. In connection with the merger, Golden Care terminated its S corporation status and recorded a deferred income tax provision of $1,487,000. The merger was accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated to include the accounts and operations of Golden Care for periods prior to the merger.

    In connection with the mergers of the Company with CareerStaff and Golden Care, the Company recognized $5,800,000 of merger costs. These costs include transaction costs and advisory fees and transitional costs related to consolidating operations.

    Separate results of the combining entities for periods prior to combination are as follows, except as described in Note (1) (in thousands):

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                   1995 (1)        1994         1993
                                                                 -------------  -----------  -----------
                                                                        AS RESTATED
                                                                 --------------------------

                                                                  (UNAUDITED)
Net Revenues:
  Sun..........................................................  $   1,086,985  $   603,337  $   191,495
  CareerStaff..................................................         45,116       55,258       27,180
  Golden Care..................................................          4,022       14,759       12,140
  Less: Intercompany revenues..................................           (615)     --           --
                                                                 -------------  -----------  -----------
                                                                 $   1,135,508  $   673,354  $   230,815
                                                                 -------------  -----------  -----------
                                                                 -------------  -----------  -----------
Net Earnings (Loss):
  Sun..........................................................  $     (26,644) $    13,859  $    10,428
  CareerStaff..................................................          2,319        3,881        1,065
  Golden Care..................................................            574        4,379        5,971
                                                                 -------------  -----------  -----------
                                                                 $     (23,751) $    22,119  $    17,464
                                                                 -------------  -----------  -----------
                                                                 -------------  -----------  -----------
Pro Forma Net Earnings (Loss) (see Note 9):
  Sun..........................................................  $     (26,644) $    13,859  $     9,168
  CareerStaff..................................................          2,319        3,094          659
  Golden Care..................................................            344        2,608        3,636
                                                                 -------------  -----------  -----------
                                                                 $     (23,981) $    19,561  $    13,463
                                                                 -------------  -----------  -----------
                                                                 -------------  -----------  -----------

- ------------------------
(1) Sun results for the twelve months ended December 31, 1995 include the results of CareerStaff and Golden Care and the elimination of the intercompany revenues for the period following the consummation of each of the mergers.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
    In May and June of 1995, the Company acquired a total minority interest of 20% in Ashbourne PLC, an operator of nursing homes in the United Kingdom, for $25,874,000. On the date of acquisition, the Company's investment exceeded the underlying equity in net assets by approximately $13,700,000.

    On November 30, 1995, the Company acquired 75% of the common stock of Columbia Health Care, Inc. ("Columbia") stock for $8,500,000. The Company has agreed to purchase the remaining shares in three to five years based on a multiple of Columbia's earnings. In addition, the Company issued warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $15.375 per share to former owners of Columbia which had a value of $1,095,000 at the date of acquisition. As of December 31, 1995, the warrants were exercisable and expire in approximately four years. The Columbia acquisition was accounted for as a purchase. The effects of the Ashbourne PLC and the Columbia acquisitions, individually and in the aggregate, are immaterial to the results of the Company, and therefore pro forma information is not provided.

    On June 23, 1994, the Company, through a wholly-owned subsidiary, acquired by merger all of the outstanding capital stock of Mediplex, which as of June 23, 1994 provided long-term and subacute health care services to patients through 36 inpatient facilities, six ambulatory surgery centers and related outpatient programs. Pursuant to the merger, the Company issued 11,249,544 shares of the Company's common stock and paid approximately $106,482,000 in cash to the stockholders of Mediplex. The merger was accounted for as a purchase and accordingly, the results of Mediplex's operations have been included in the Company's consolidated financial statements from the date of acquisition. The fair market value of assets acquired, including goodwill of $426,542,000, was $761,548,000 and liabilities assumed totaled $397,560,000.

    Concurrent with the execution of the Mediplex merger agreement between the Company and Mediplex, the Company entered into a restructuring agreement (the "Meditrust Restructuring") with Meditrust, a health care real estate investment trust that is Mediplex's principal landlord and lender, to obtain the consent of Meditrust to the Mediplex merger as required under the terms of the existing leases and mortgages between Mediplex and Meditrust. Pursuant to the Meditrust Restructuring, the Company entered into a guaranty agreement relating to all leases and loans with Meditrust, restructured the terms of all existing leases and entered into new leases for certain facilities, restructured certain Mediplex debt arrangements, purchased three facilities for $115,000,000 of which $41,000,000 was paid in cash and $74,000,000 was financed through mortgages, received $11,000,000 pursuant to a mortgage entered into on a rehabilitation hospital and received $41,570,000 through four sale leaseback transactions. Also, concurrent with the Mediplex merger, certain Mediplex assets were sold to and certain Mediplex liabilities were assumed by the former Chairman of the Board, Chief Executive Officer and principal stockholder of Mediplex. The consideration received by the Company for these assets was $23,486,000 in cash and 1,137,683 shares of the Company's common stock. These related transactions were included in the purchase accounting for the Mediplex merger.

    As a result of the Mediplex merger, the Company acquired four psychiatric facilities, four substance abuse treatment facilities, certain outpatient clinics and three transitional living facilities, including three former substance abuse or psychiatric care facilities which had been closed by Mediplex in 1992 and 1993 (See Note 6). In recent years, these facilities have experienced declines in revenues and occupancy rates. In addition, certain of these facilities are not in geographic areas consistent with the Company's regional management structure. In view of the operating trends and the Company's desire to focus on its primary lines of business, management decided to dispose of these facilities and units and developed a plan of disposition, which was approved by the Board of Directors in the third quarter of 1994. Accordingly, in connection with the Mediplex merger, these assets were

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
recorded at their estimated net realizable value and additional goodwill of approximately $16,000,000 has been recorded to provide for the estimated costs related to the disposal and operating results during the holding period.

    On September 2, 1994, the Company, through its wholly owned subsidiary, Sun Healthcare Group International Ltd. ("SHGI"), acquired for approximately $12,400,000, a 68% interest in Exceler Health Care Group PLC ("Exceler"), an English corporation that at December 31, 1995 operated 28 nursing homes with 1,437 registered beds throughout the United Kingdom. Simultaneously, Exceler acquired all of the outstanding shares of Forest Health Care Limited ("Forest") for approximately $7,100,000. The acquisition was accounted for by the purchase method of accounting. The sellers of Forest received an additional $2,400,000 during 1995 as required under the terms of the purchase agreement. In February 1995, the Company purchased the remaining 32% interest in Exceler for approximately $4,700,000 in cash and deferred purchase payments if certain earnings targets for Exceler are achieved, of which $474,000 was paid in 1995, and up to L700,000 ($1,085,000 as of December 31, 1995) is payable on September 30, 1996. Amounts paid pursuant to the terms of the purchase agreement will be recorded as additional costs in excess of the net assets of the acquired companies.

    In July 1993, the Company acquired Honorcare, which at the date of acquisition, operated 14 long-term care facilities. The purchase consideration was payable in $6,500,000 cash and 590,909 shares of common stock of the Company valued at $6,500,000. This acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $13,000,000. Seven of these long-term care facilities were operated under management agreements which the Company converted to operating leases after the acquisition during 1993 and 1994, for consideration of a $672,000 note payable from the Company and the Company's assumption of assets and liabilities of certain of these facilities.

    The following unaudited pro forma condensed consolidated statements of earnings present the summarized consolidated results of operations of the Company after giving effect to the acquisition of Mediplex for the year ended December 31, 1994, as if such acquisition had been consummated on January 1, 1994 as restated (in thousands, except per share data):

Total net revenues.......................................................  $ 846,500
Total costs and expenses.................................................    801,165
                                                                           ---------
Earnings before income taxes.............................................     45,335
Pro forma income taxes...................................................     21,397
                                                                           ---------
Pro forma net earnings...................................................  $  23,938
                                                                           ---------
                                                                           ---------
Pro forma net earnings per common and common equivalent share............  $     .60
                                                                           ---------
                                                                           ---------

    The pro forma results are presented for informational purposes only and are not necessarily indicative of what results of operations actually would have been had such acquisitions been consummated at the beginning of such period or of future operations or results. The effects of the other acquisitions are immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(5) PROPERTY AND EQUIPMENT
    Property and equipment consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
Land..........................................................................  $    12,358  $    14,042
Buildings and improvements....................................................       79,868       93,021
Leasehold improvements........................................................       33,433       14,395
Equipment.....................................................................       55,031       35,678
Construction in progress......................................................       37,353       47,116
                                                                                -----------  -----------
    Total.....................................................................      218,043      204,252
Less accumulated depreciation and amortization................................      (16,911)      (6,845)
                                                                                -----------  -----------
    Total property and equipment, net.........................................  $   201,132  $   197,407
                                                                                -----------  -----------
                                                                                -----------  -----------

    On September 30, 1995, under five sale and leaseback agreements, the Company sold five of its long-term and subacute care facilities for $69,988,000 and leased them back under ten year leases. Also in 1995, under sale and leaseback agreements, the Company, through its United Kingdom subsidiary, sold fifteen of its long-term care facilities for $35,546,000 and leased them back under a twelve year lease. These transactions produced no material gain or loss.

(6) ASSETS HELD FOR SALE
    As discussed in Notes 2 and 3, as a result of the Mediplex merger, the Company acquired certain facilities providing psychiatric, substance abuse and transitional living services. On September 30, 1995, the Company completed the sale of five of the operating psychiatric care and substance abuse treatment facilities and all of the related outpatient facilities for a sales price of $39,900,000 consisting of cash and the assumption of indebtedness secured by one of the facilities. As part of the sale, the Company provided a five-year $12,500,000 working capital line of credit to the buyer, which is secured by the accounts receivable of the facilities sold and is restricted to a borrowing base determined by the amount of accounts receivable of the facilities. Under the terms of the working capital line of credit, principal is due in full on September 30, 2000 and interest accrues at either LIBOR plus 2.5% or Prime plus 1.5%. As of December 31, 1995, $12,500,000 had been advanced on the working capital line of credit. The Company also subleased two other operating transitional living facilities and sold the working capital of these facilities to the current administrator of one of these facilities, who has assumed responsibility for approximately 60% of the Company's obligations under the present leases and will pay the Company a total of $13,400,000 over the term of such leases. On May 17, 1995 and August 2, 1995, the Company completed the sale of two of the closed facilities for $2,000,000 and $2,500,000, respectively. As a result of the terms of the sales, the Company has retained net liabilities totaling approximately $10,200,000 and long-term liabilities of approximately $8,600,000 which, as of December 31, 1995, have been reclassified from Assets Held for Sale, net to the natural classifications on the balance sheet. As of December 31, 1995, the Company continues to lease a transitional living facility which will be purchased and then sold in 1996, and the Company owns an interest in a substance abuse facility which was closed in 1992.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(6) ASSETS HELD FOR SALE (CONTINUED)
    The results of operations of these facilities including the gain on the sale of certain facilities, were as follows (in thousands):

                                                                                       PERIOD JUNE 24,
                                                                     YEAR ENDED         1994 THROUGH
                                                                  DECEMBER 31, 1995   DECEMBER 31, 1994
                                                                  -----------------  -------------------
Net revenues....................................................     $    63,236         $    38,281
                                                                        --------            --------
                                                                        --------            --------
Loss from operations before income taxes........................           3,527               1,936
Income tax benefit..............................................           1,425                 762
                                                                        --------            --------
Loss from assets held for sale..................................     $     2,102         $     1,174
                                                                        --------            --------
                                                                        --------            --------

(7) LONG-TERM DEBT
    Long-term debt consists of the following (dollars in thousands):

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
Revolving Line of Credit (see below)....................................................  $   177,600  $   --
Convertible Subordinated Debentures due 2004, interest at 6% per annum..................       83,300       83,300
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum, includes unamortized premium of $3,142 and $10,793 as of December 31, 1995 and 1994,
 respectively...........................................................................       25,566       72,666
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum, includes unamortized
 premium of $131 and $5,353 as of December 31, 1995 and 1994, respectively..............        6,292       90,333
Mortgage notes payable due at various dates through 2005, interest at rates from 10.5%
 to 14.0%, collateralized by various facilities.........................................       35,375      113,332
Mortgage notes payable due in pound sterling and at various dates through 2017, interest at 2.5% to 4% plus the FHBR rate ("Finance House Base Rate"), collateralized by various
 facilities in the United Kingdom.......................................................       10,332       19,908
Industrial Revenue Bonds due 2015, interest rate at 5.5% as of December 31, 1994,
 collateralized by a psychiatric hospital...............................................      --             8,920
Industrial Revenue Bonds due 2016, interest rate at 10.25% as of December 31, 1995,
 collateralized by a rehabilitation hospital............................................        4,060        4,165
Notes payable to a bank due 1996, payable in pound sterling with interest at a rate of
 3% plus the FHBR rate, collateralized by the assets of various facilities..............        4,582       11,153
Notes payable to a bank due 1998, interest at prime rate less .25%, collateralized by
 the assets of the ambulatory surgery centers...........................................        5,096        6,741
Obligations under capital lease agreements, imputed interest at rates ranging from 5.4%
 to 11.5%; due through 1999, collateralized by leased equipment.........................        2,937        2,104
Other long-term debt....................................................................        3,737        4,286
                                                                                          -----------  -----------
Total long-term debt....................................................................      358,877      416,908
Less current portion....................................................................      (10,417)     (18,374)
                                                                                          -----------  -----------
Long-term debt, net of current portion..................................................  $   348,460  $   398,534
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(7) LONG-TERM DEBT (CONTINUED)
    Annual maturities for the next five years at December 31, 1995, are as follows (in thousands):

1996.....................................................  $  10,417
1997.....................................................      7,915
1998.....................................................      5,200
1999.....................................................      1,747
2000.....................................................    179,219
Thereafter...............................................    154,379
                                                           ---------
                                                           $ 358,877
                                                           ---------
                                                           ---------

    In July 1995, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Facility") with NationsBank of Texas, N.A. as administrative lender. The Credit Facility provides up to $315,000,000 in a revolving line of credit and letters of credit. The Credit Facility expires on July 21, 2000 and is collateralized by a pledge of all stock of the Company's subsidiaries. Borrowings bear interest at either the prevailing prime rate or the LIBOR rate plus 0.5% to 1.5% depending on the Company's consolidated debt to cash flow ratio. The Credit Facility, among other things, (i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) restricts the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debt of the Company. Because of the temporary use of the proceeds from the Company's public offering of its common stock in December 1994 to reduce borrowings pending completion of the tender offer, there were no outstanding borrowings under the former Credit Facility as of December 31, 1994. The Company had $177,600,000 of outstanding borrowings and $22,165,000 of outstanding standby letters of credit under the Credit Facility at December 31, 1995.

    On March 1, 1994, the Company issued $83,300,000 aggregate principal amount of 6% Convertible Subordinated Debentures due 2004 (the "6% Debentures") which are convertible into shares of the Company's common stock at a conversion price of $21.84 per share, subject to adjustment under certain conditions. The Company received net proceeds of approximately $80,600,000 from the offering. Part of the net proceeds was used to pay a portion of the cash consideration of the Mediplex merger. The 6% Debentures are redeemable by the Company at par, in whole or in part, after March 1, 1997.

    Holders of the 6 1/2% Convertible Subordinated Debentures due 2003 (the "6 1/2% Debentures") are entitled under the indenture to receive the Mediplex merger consideration in respect of each share of Mediplex common stock into which the 6 1/2% Debentures would have been convertible at the time of the Mediplex merger. The Company has agreed to be a co-obligor of the 6 1/2% Debentures. In January 1995, $39,449,000 of the 6 1/2% Debentures were converted. Pursuant to the conversion terms under the indenture, the Company paid $13,603,000 and issued 1,582,905 shares of the Company's common stock to the converting holder. In addition, the Company paid accrued interest plus a conversion fee of $3,256,000 to the converting holder, which was expensed in the first quarter of 1995, to induce conversion. In August 1994, $24,377,000 of the 6 1/2% Debentures were converted into 978,136 shares of the Company's common stock. Pursuant to the conversion terms under the indentures, the Company paid $8,406,000 to the converting holder. In addition, the Company paid accrued interest plus a conversion fee of $2,275,000 to the converting holder to induce conversion, which was expensed in the third quarter of 1994. Conversion of the remaining $22,424,000 of outstanding 6 1/2%

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(7) LONG-TERM DEBT (CONTINUED)
Debentures would require the issuance of an additional 899,771 shares of the Company's common stock and a payment of $7,732,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures.

    In January 1995, the Company completed a tender offer for $78,698,000 of the 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes") at a price of $1,120 per $1,000 of principal amount of the notes. The Company recorded an extraordinary loss, net of related tax benefits, of $3,413,000 as a result of the extinguishment of such debt. Concurrent with the tender offer, the Company deleted by amendment certain covenants contained in the original indenture that restricted the Company from fully integrating Mediplex into its operations. In addition, the amendments modified certain provisions relating to mergers and consolidations and events of default. In conjunction with the amendments, the Company became a co-obligor on the 11 3/4% Notes.

    The Company has $33,135,000 of mortgages with Meditrust as of December 31, 1995, which contain less restrictive covenants than in the Credit Facility and which include cross default provisions with all of such mortgages and leases also financed by Meditrust. The Company also is the obligor on an outstanding letter of credit with a bank of $4,028,000 as of December 31, 1995 to guarantee outstanding debt obligations of $3,955,000 as of December 31, 1995 for a partnership through which the Company acquired a 50% interest. The partnership owns a long-term care facility which is leased to a third party operator.

    In connection with the Mediplex merger, the Company acquired, through Mediplex, an interest rate hedge swap agreement with a commercial bank, having a total notional principal amount of $100,000,000 and expiring in 1999. This agreement called for the payment of variable rate interest by the Company in return for the assumption by the other contracting party of a fixed rate cost. For the period beginning June 23, 1994 and ending June 30, 1995, the Company received a fixed rate of interest of 6.60% and paid interest at the 90 day LIBOR rate (5.0% for the three months ended October 14, 1994, 5.625% for the three months ended January 17, 1995, and 6.25% for the three months ended April 12, 1995 and for the period ended June 30, 1995). The Company terminated the transaction on June 30, 1995 and received cash proceeds of $1,680,000 in connection with such termination. The resulting gain is being amortized over the original hedge period as an adjustment to interest expense.

(8) COMMITMENTS AND CONTINGENCIES

    (a)  LEASE COMMITMENTS

    The Company has various non-cancelable operating leases for facilities with initial lease terms generally ranging from 6 to 20 years and renewal options of 5 to 40 years. Certain of the lease agreements provide for payment escalations coincident with increases in certain economic indices.

    Future minimum lease payments under non-cancelable operating leases at December 31, 1995, are as follows (in thousands):

1996.....................................................  $  75,039
1997.....................................................     76,432
1998.....................................................     76,331
1999.....................................................     77,252
2000.....................................................     77,798
Thereafter...............................................    414,587
                                                           ---------
                                                           $ 797,439
                                                           ---------
                                                           ---------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Several leases contain contingent rental provisions based on operating results. Rent expense totaled $73,727,000, $43,626,000 and $15,578,000 in 1995,
1994 and 1993, respectively, including contingent rentals of approximately $182,000, $254,000 and $101,000 during 1995, 1994 and 1993, respectively.

    The Company leases or subleases 52 facilities from affiliates of two directors of the Company as of December 31, 1995, which is included in the information above. The aggregate lease expense for these facilities was approximately $13,800,000, $12,800,000 and $8,300,000 in 1995, 1994 and 1993,
respectively. Future minimum lease commitments related to these facilities total approximately $137,600,000 at December 31, 1995. The Company's management believes the terms of all of the foregoing leases are as favorable to the Company as those that could have been obtained from nonrelated parties.

    (b)  CONSTRUCTION COMMITMENTS

    The Company has capital expenditure commitments, as of December 31, 1995, under various contracts, including approximately $18,500,000 of contracts in the United States and L14,700,000 ($22,700,000 as of December 31, 1995) of contracts in the United Kingdom, including the construction and completion of one and ten new long-term and subacute care facilities in the United States and United Kingdom, respectively. The $8,132,000 classified as long-term restricted cash as of December 31, 1995, has been set aside to fund the completion of a portion of these projects.

    (c)  LITIGATION

    The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the financial position or results of operations of the Company (see Notes 3 and 16).

(9) INCOME TAXES
    Income tax expense (benefit) on earnings (loss) before extraordinary loss consists of the following (in thousands):

                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
                                                                            AS RESTATED
                                                                        --------------------
Current:
  Federal.............................................................  $    (212) $  16,829  $   1,916
  State...............................................................       (102)     3,362        632
                                                                        ---------  ---------  ---------
                                                                             (314)    20,191      2,548
                                                                        ---------  ---------  ---------
Deferred:
  Federal.............................................................     27,744     (4,894)     2,368
  State...............................................................      5,702       (609)       330
                                                                        ---------  ---------  ---------
                                                                           33,446     (5,503)     2,698
                                                                        ---------  ---------  ---------
    Total.............................................................  $  33,132  $  14,688  $   5,246
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Foreign income taxes were immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(9) INCOME TAXES (CONTINUED)
    Actual tax expense (benefit) differs from the "expected" tax expense (benefit) on earnings (loss) before extraordinary loss, computed by applying the U.S. Federal corporate income tax rate of 35% in 1995 and 1994, and 34% in 1993, to pretax net earnings (loss) of the Company as follows (in thousands):

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
                                                                           AS RESTATED
                                                                       --------------------
Computed "expected" tax expense (benefit)............................  $   4,478  $  12,882  $   7,721
Adjustments in income taxes resulting from:
  Amortization of goodwill...........................................      3,235      1,492     --
  Impairment loss....................................................     15,452     --         --
  Increase in valuation allowance....................................      3,038     --         --
  Conversion fee.....................................................      1,139        796     --
  Merger expenses....................................................      1,199     --         --
  S corporation earnings not taxable to the Company (at Federal
   rates)............................................................       (230)    (2,251)    (3,863)
  State income tax expense, net of Federal income tax benefit........      3,332      1,730        635
  Recognition of deferred income taxes for former S corporations.....      1,487     --            638
  Other..............................................................          2         39        115
                                                                       ---------  ---------  ---------
                                                                       $  33,132  $  14,688  $   5,246
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(9) INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) were comprised of the following (in thousands):

                                                                                          1995        1994
                                                                                       ----------  -----------
                                                                                                   AS RESTATED
                                                                                                   -----------
Deferred tax assets:
  Provision for losses on accounts receivable........................................  $   14,851   $  13,977
  Accrued liabilities................................................................       8,788       6,975
  Property and equipment.............................................................      10,650      27,064
  Intangible assets..................................................................       8,190      20,105
  Carryforward of deductions limited by Internal Revenue Code Section 382............       6,380       6,250
  Long-term debt premium.............................................................          51       2,085
  Write-down of assets held for sale and reserve for estimated costs of disposal and
   future operating losses...........................................................       7,989      14,511
  Deferred income....................................................................       2,771      --
  Alternative minimum tax credit.....................................................         899      --
  Other..............................................................................         212      --
                                                                                       ----------  -----------
  Total gross deferred tax asset.....................................................      60,781      90,967
    Less valuation allowance:
      Federal........................................................................     (18,526)    (16,006)
      State..........................................................................      (2,512)     (1,994)
                                                                                       ----------  -----------
    Total valuation allowance........................................................     (21,038)    (18,000)
Deferred tax asset...................................................................      39,743      72,967
                                                                                       ----------  -----------
Deferred tax liabilities:
  Golden Care change in its method of accounting for income taxes from cash to
   accrual basis.....................................................................      (1,109)     --
  Revenues related to third party settlements........................................      --          (2,326)
  Property and equipment attributable to United Kingdom operations...................      (2,634)     (4,362)
                                                                                       ----------  -----------
Total gross deferred tax liability...................................................      (3,743)     (6,688)
                                                                                       ----------  -----------
Deferred tax asset, net..............................................................  $   36,000   $  66,279
                                                                                       ----------  -----------
                                                                                       ----------  -----------

    $18,000,000 of the valuation allowance was recorded in connection with deferred tax assets acquired in the Mediplex merger. Accordingly, any tax benefits recognized in future periods attributable to this portion of the valuation allowance will be allocated to reduce goodwill. The $3,038,000 increase in the valuation allowance relates to uncertainties in the realization of tax deductible intangibles included in the impairment loss (see Note 3(H)).

    Sundance entered into an agreement with its majority stockholder effective May 5, 1993, whereby Sundance agreed to change its method of accounting for income tax purposes from the cash basis to the accrual basis pending approval by the Internal Revenue Service (IRS). In connection therewith, Sundance approved future distributions to the majority stockholder out of its prior accumulated S corporation earnings in an amount sufficient to cover certain of his tax obligations, which the Company estimated would be approximately $3,900,000 and which was charged to additional paid-in capital in 1993. In 1994, the Company determined that the obligation under this agreement was $3,682,000 and the difference of $218,000 was included as an adjustment to additional paid-in capital in 1994. Such distributions totaled $2,936,000 and $746,000 during 1994 and 1993, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(9) INCOME TAXES (CONTINUED)
    Upon merging with the Company on May 5, 1995, Golden Care terminated its S Corporation status for Federal and state income tax purposes. In connection with this termination, the Company recorded a deferred income tax provision and liability of $1,487,000.

(10) PRO FORMA INCOME TAXES -- (UNAUDITED)
    For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings to present taxes on the results of operations of Turner and Sundance for the period from January 1, 1993 to April 15, 1993, CareerStaff for the period from January 1, 1994 through June 22, 1994 and the year ended December 31, 1993, and Golden Care for the period January 1, 1995 through May 5, 1995 and for the years ended December 31, 1994 and 1993 on the basis that is required upon their change in tax status from S corporation to C corporation. These amounts ($230,000, $2,558,000 and $4,001,000 in 1995, 1994 and 1993, respectively) are equal to the required Federal and state income tax provisions that would have been recorded if these entities had not elected S corporation status and were subject to and liable for Federal and state income taxes as C corporations prior to each of the companies' termination of their S corporation status. CareerStaff terminated its S corporation status for Federal and state income tax purposes on June 22, 1994. Golden Care terminated its S corporation status upon merging with the Company on May 5, 1995. In connection with Golden Care's termination of its S Corporation status, the Company recorded a deferred income tax provision and liability of $1,487,000 in the second quarter of 1995. The Company distributed a total of $333,000, $8,889,000 and $5,271,000 in 1995, 1994 and 1993, respectively, of
prior   S  corporation  earnings  to  stockholders  for  certain  of  these  tax obligations.

(11) SUPPLEMENTARY INFORMATION RELATING TO STATEMENTS OF CASH FLOWS Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):

                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Cash paid during the period for:
  Interest, net of $2,839, $3,705 and $38 capitalized in 1995, 1994
   and 1993, respectively.............................................  $  26,951  $  10,942  $     516
  Income taxes........................................................     12,150     22,446      1,894

    Supplemental schedule of non-cash investing activities:

        The Company's acquisitions during 1995, the Company's merger with Mediplex on June 23, 1994, the related transactions and other acquisitions during 1994 and the Company's acquisition of Honorcare during 1993 and other related transactions and acquisitions involved the following (in thousands):

                                                                       1995         1994        1993
                                                                     ---------  ------------  ---------
Fair value of assets acquired......................................  $  43,825  $    785,694  $  14,084
Liabilities assumed................................................     (9,079)     (443,575)    --
Fair value of stock issued (Note 3)................................     (9,329)     (213,741)    (6,500)
                                                                     ---------  ------------  ---------
Cash payments made, net of cash received from others...............  $  25,417  $    128,378  $   7,584
                                                                     ---------  ------------  ---------
                                                                     ---------  ------------  ---------

    In January 1995, the Company issued 1,582,905 shares of its common stock upon the conversion of $39,449,000 principal amount of 6 1/2% Debentures and in August 1994, the Company issued 978,136 shares of its common stock upon the conversion of $24,377,000 principal amount of 6 1/2% Debentures (see Note 7).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows (in thousands):

                                                             1995                        1994
                                                  --------------------------  --------------------------
                                                    CARRYING        FAIR        CARRYING        FAIR
                                                     AMOUNT        VALUE         AMOUNT        VALUE
                                                  ------------  ------------  ------------  ------------
Cash and cash equivalents.......................  $     23,102  $     23,102  $     78,738  $     78,738
Long-term debt, including current portion.......      (358,877)     (352,843)     (416,908)     (465,830)
Interest rate swap and cap agreements...........       --            --               (808)       (3,180)

    The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the interest rate swap and cap agreements are the estimated amounts that the Company would receive or pay to terminate the swap agreements, taking into account current interest rates. The interest rate swap and cap agreements were terminated on June 30, 1995 (see
Note 7).

(13) CAPITAL STOCK

    (a)  SALE OF COMMON SHARES -- SUN

    In connection with the Company's merger with Mediplex, the Company issued 4,472,420 shares of its common stock in a public offering resulting in net proceeds of $83,605,000. In December 1994, the Company completed a public stock offering of 5,365,000 shares of its common stock resulting in net proceeds of $111,878,000. In July 1993, the Company completed an initial public stock offering of 4,700,000 of its common shares resulting in net proceeds of $46,432,000. In connection therewith, the Company acquired Honorcare (see Note
4) and repurchased and retired the 540,000 shares of its common stock issued to NME (see Note 1) for cash of $8,020,000.

    SALE OF COMMON SHARES -- CAREERSTAFF

    Prior to the Company's merger with CareerStaff, CareerStaff in June 1994 completed an initial public stock offering of 824,600 equivalent shares of Sun's common stock resulting in net proceeds of approximately $9,526,000. In 1993 and 1992, CareerStaff completed private placements of 1,050,423 and 943,643 equivalent shares of Sun common stock resulting in net proceeds of $406,000 and $443,000, respectively.

    (b)  STOCK OPTION PLANS

    STOCK INCENTIVE PLAN

    During 1993, the Company adopted the Company's 1993 Combined Incentive and Nonqualified Stock Option Plan (the "Stock Incentive Plan"). The Plan reserves 3,000,000 shares of the Company's common stock for grant and authorizes the Board of Directors or a committee appointed by the Board of Directors to administer the plan and to grant to certain employees, officers, and consultants of the Company's incentive stock options or nonqualified stock options at an exercise price not less than the fair market value per share of the Company's common stock at the date of grant. Each option grant under the Stock Incentive Plan becomes fully exercisable three years after the date of grant and expires ten years from the date of grant. As of December 31, 1995, there were options outstanding under the Stock Incentive Plan to purchase 2,800,457 shares of common stock with exercise prices ranging from $9.50 to $24.00 per share.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(13) CAPITAL STOCK (CONTINUED)
    DIRECTOR STOCK OPTION PLAN

    During 1993, the Company adopted the Director Stock Option Plan (the "Original Director Stock Plan"). Under the Original Director Stock Plan, each nonemployee director serving as a director at the time of the Company's initial public offering received at the time of the initial public offering an initial grant of options for 20,000 shares and annual grants in January 1994, 1995 and 1996 of options for 7,500 shares, with an exercise price equal to the initial public offering price of $11.00 per share. At December 31, 1995, options to purchase 66,500 shares of common stock were outstanding and exercisable under the Original Director Stock Plan with an exercise price of $11.00 per share. No options will be granted under the Original Director Stock Plan after January 1996. All options to nonemployee directors are nonqualified stock options and become fully exercisable one year after the date the option is granted, but only if the director attends at least 75% of the total board and committee meetings for the calendar year in which the option was granted.

    During 1995, the Company adopted a new Nonemployee Director Stock Option Plan ("Director Stock Plan") to supersede the Original Director Stock Plan which restricted stock option grants to only those nonemployee directors who were serving as directors at the time of the Company's initial public offering in 1993. Under the new Director Stock Plan, each person who is a nonemployee director is granted an option to purchase 5,000 shares of common stock on the date such person first becomes a nonemployee director. On each subsequent anniversary of the initial option grant such person will receive an option to purchase 1,000 shares of common stock. Each option is a nonqualified stock option and is granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Each option becomes exercisable after two years in quarterly increments per year and expires ten years from the date of grant. As of December 31, 1995, there were options outstanding to purchase a total of 15,000 shares of common stock outstanding under the new Director Stock Plan at exercise prices ranging from $9.50 to $15.75 per share. A total of 200,000 shares of the Company's common stock have been reserved for issuance under the new Director Stock Plan. All options granted under the new Director Stock Plan have been made subject to defeasance if the Company's stockholders do not approve the Director Stock Plan at the Company's annual meeting of stockholders in 1996.

    MEDIPLEX OPTION PLANS

    In connection with the Mediplex merger, the Company assumed and converted the outstanding Mediplex stock options under existing plans into options to purchase a total of 1,704,500 shares of the Company's common stock with exercise prices ranging from $6.75 to $18.50. As of December 31, 1995, options to purchase 623,182 shares of common stock, of which 419,085 were exercisable, were outstanding with exercise prices ranging from $7.75 to $17.63. The difference between the fair market value of the Company's common stock at the date of the merger and the exercise price of the assumed options was accounted for as additional consideration in the merger. The fair market value approximated the intrinsic value of the Company's common stock and the difference between the two valuations had the intrinsic value been used would not have been material to net earnings or to net equity as of the date of the merger.

    CAREERSTAFF OPTION PLANS

    In connection with the CareerStaff merger, the Company assumed and converted the outstanding CareerStaff stock options granted in 1995 and 1994 under existing plans into options to purchase a total of 302,386 shares of the Company's common stock with exercise prices ranging from $12.96 to $22.47. As of December 31, 1995, all of the outstanding options to purchase a total of 142,386 shares of the Company's common stock were exercisable.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(13) CAPITAL STOCK (CONTINUED)
    The following is a summary of the stock options under the Stock Incentive Plan, the Director Stock Option Plans and the assumed Mediplex and CareerStaff Option Plans:

                                                                                     EXERCISE PRICE PER
                                                                          SHARES            SHARE
                                                                       ------------  -------------------
Balance at December 31, 1992.........................................       --               --
  Granted............................................................       819,000      $11.00- $15.75
  Cancelled..........................................................       (82,000)      11.00-  15.75
                                                                       ------------  -------------------
Balance at December 31, 1993.........................................       737,000       11.00-  15.75
  Granted............................................................     1,885,976       11.00-  22.50
  Options assumed in connection with the Mediplex Merger.............     1,704,500        6.75-  18.50
  Exercised..........................................................    (1,051,519)       6.75-  12.63
  Cancelled..........................................................      (268,782)      11.00-  19.00
                                                                       ------------  -------------------
Balance at December 31, 1994.........................................     3,007,175        7.75-  22.50
  Granted............................................................     1,530,673        9.50-  24.00
  Exercised..........................................................      (283,179)       9.25-  23.25
  Cancelled..........................................................      (607,144)       9.50-  24.00
                                                                       ------------  -------------------
Balance at December 31, 1995.........................................     3,647,525      $ 7.75- $24.00
                                                                       ------------  -------------------
                                                                       ------------  -------------------

At  December  31,  1995,  options   to  purchase  627,971  common  shares   were
exercisable.

    OPTIONS ISSUED IN CONNECTION WITH THE GOLDEN CARE MERGER

    The Company issued options to purchase a total of 234,100 shares of the Company's common stock with a total exercise price of $500,000 as part of the consideration in the Company's merger with Golden Care. These options represent 10% of the total shares of the Company's common stock issued in connection with the Golden Care merger. These options replaced options granted to an employee in 1994 under an employment agreement in which former Golden Care stockholders granted an option to an employee to acquire 10% of their holdings. All such options vested as of the date of the merger.

(14) PREFERRED STOCK PURCHASE RIGHTS
    On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of common stock. The Rights are currently not exercisable or transferable apart from the common stock and have no voting rights. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share. The Rights become exercisable ten business days following the date a person or group of affiliated persons acquires 15% or more of the Company's common stock, or announces a tender or exchange offer which would result in the beneficial ownership by a person or group of affiliated person of 15% or more of the outstanding Company's common stock. The Rights also become exercisable if any person, who is the beneficial owner of 15% or more of the Company's common stock as of the date of record, acquires an additional 1% or more of the outstanding Company's common stock. The Rights may be redeemed by the Company at a price of $.001 per Right before their expiration on June 2, 2005.

    In the event that the Company is acquired in a merger or other business combination or certain other events occur, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, shall have the right to receive, upon exercise thereof at

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(14) PREFERRED STOCK PURCHASE RIGHTS (CONTINUED) the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction will have a market value of two times the exercise price of the Right.

(15) PRO FORMA NET EARNINGS (LOSS) PER SHARE
    Pro forma net earnings (loss) per common and common equivalent share for the year ended December 31, 1995 and 1994 is based upon the weighted average number of common shares outstanding during the period including the common stock transactions of CareerStaff and Golden Care plus the effect, if dilutive, of incremental shares of common stock contingently issuable in respect of stock options. Pro forma fully diluted net earnings per share for certain of the quarters during the years ended December 31, 1995 and 1994 is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of the dates of issuance and acquisition on March 1, 1994, and June 23, 1994, respectively. Net earnings is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits.

    Pro forma net earnings per share for the year ended December 31, 1993, is calculated based upon the number of shares of the Company's common stock issued upon the formation of Sun Healthcare Group, Inc. on April 15, 1993, which placed under the control of a single corporation all of the Company's operations and the appropriate weighted average number of shares of the Company's common stock for common stock transactions of the Company subsequent to the Preincorporation Agreement and also include the appropriate weighted average number of shares of the Company's common stock for common stock transactions of CareerStaff and Golden Care for the year ended December 31, 1993.

(16) OTHER EVENTS

    (a)  GOVERNMENT INVESTIGATION

    The Company's rehabilitation therapy subsidiary is under investigation by the OIG. The allegations underlying the investigation have not been fully disclosed to the Company, and the OIG is still in the process of collecting additional information. The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the OIG is also reviewing claims filed by its long-term care subsidiary with respect to the services. The Company has cooperated and continues to cooperate with the investigation. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the OIG investigation will have a material adverse effect on the Company's results of operations or financial condition.

    (b)  LITIGATION

    A holder of CareerStaff's common stock has filed a lawsuit (the "CareerStaff Litigation") as a purported class action against CareerStaff and the directors of CareerStaff alleging breach of fiduciary duty in entering into a merger agreement with the Company and against the Company alleging that the Company aided and abetted the alleged breach of fiduciary duty by the CareerStaff directors. In

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(16) OTHER EVENTS (CONTINUED)
February 1996, the plaintiff filed a status report with the court stating that the plaintiff intends to file a stipulation of dismissal without prejudice. The Company believes that the CareerStaff Litigation is without merit; however, there can be no assurance that the CareerStaff Litigation will not have an impact on the Company's accounting for the merger.

    On June 30, 1995, two civil class-action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995, and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of Sun common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of Sun common stock between October 26, 1994 and June 27, 1995. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

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

    On September 8, 1995, derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants.

    The Company has reviewed the allegations in the complaints, believes them to be without merit, and intends to defend itself vigorously. Relief sought in the action is unspecified. The Company believes the shareholder actions will not have a material adverse impact on its results of operations or financial condition.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(17) SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Debentures and the 11 3/4% Debentures subsequent to the acquisition (see Notes 4 and 7). Summarized financial information of Mediplex, after giving effect to the restatement discussed in
Note 2, is provided below (in thousands):

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1995         1994
                                                                             -----------  -----------
                                                                                   AS RESTATED
                                                                             ------------------------
Current assets.............................................................  $   130,794  $   112,831
Noncurrent assets..........................................................      461,592      634,173
Current Liabilities........................................................       34,823       41,146
Noncurrent Liabilities.....................................................       91,150      302,806
Due to Parent..............................................................      168,222       48,817

    The results of operations of Mediplex subsequent to the date of acquisition by Sun are labeled "Company", and the financial position and results of operations of Mediplex for the period prior to the acquisition by Sun are labeled "Predecessor."

                                                                                   COMPANY
                                                                                JUNE 24, 1994        COMPANY
                                                                 COMPANY             TO          JANUARY 1, 1994
                                                               YEAR ENDED       DECEMBER 31,           TO
                                                            DECEMBER 31, 1995       1994          JUNE 23, 1994
                                                            -----------------  ---------------  -----------------
                                                                       AS RESTATED
                                                            ----------------------------------

                                                                               (IN THOUSANDS)
Net revenues..............................................     $   448,254       $   205,300       $   221,640
                                                            -----------------  ---------------  -----------------
Costs and expenses........................................         432,730           217,572           208,455
Impairment loss...........................................          52,621           --                --
                                                            -----------------  ---------------  -----------------
Earnings (loss) before intercompany charges, income taxes
 and extraordinary loss...................................         (37,097)          (12,272)           13,185
Intercompany charges (1)..................................          39,205           --                --
                                                            -----------------  ---------------  -----------------
Earnings (loss) before income taxes and extraordinary
 loss.....................................................         (76,302)          (12,272)           13,185
Income taxes (benefit)....................................          (7,432)           (8,909)            3,645
                                                            -----------------  ---------------  -----------------
    Net earnings (loss) before extraordinary loss.........         (68,870)           (3,363)            9,540
Extraordinary loss, net of income tax benefit.............          (3,413)          --                --
                                                            -----------------  ---------------  -----------------
    Net earnings (loss)...................................     $   (72,283)      $    (3,363)      $     9,540
                                                            -----------------  ---------------  -----------------
                                                            -----------------  ---------------  -----------------

- ------------------------
(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $20,478,000 for the year ended December 31, 1995. On September 30, 1995, Sun and Mediplex finalized licensing agreements and financing agreements which were effective January 1, 1995. Royalty fees charged to Mediplex for the year ended
    December 31, 1995, for the use of Sun trademarks were $4,725,000. Intercompany interest charged to Mediplex for the year ended December 31, 1995, for advances from Sun was $14,002,000. During 1994, Sun did not charge Mediplex for these same services.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)
    The Company's unaudited consolidated quarterly financial information follows (in thousands, except per share data):

                                                                           YEAR ENDED DECEMBER 31, 1995
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER      QUARTER      QUARTER    QUARTER (2)
                                                                -----------  -----------  -----------  -----------
Total net revenues............................................  $   256,734  $   278,980  $   289,273  $   310,521
Earnings (loss) before income taxes and extraordinary loss....       20,013       19,306       27,359      (53,884)
Net earnings (loss) before extraordinary loss.................       10,826        8,741       16,415      (56,320)
Net earnings (loss) before extraordinary loss (1).............       10,541        8,796       16,415      (56,320)
Extraordinary loss............................................       (3,413)     --           --           --
                                                                -----------  -----------  -----------  -----------
    Net earnings (loss) (1)...................................  $     7,128  $     8,796  $    16,415  $   (56,320)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Net earnings (loss) per share
  Fully diluted (1)(3)
    Net earnings (loss) per share before extraordinary loss
     (1)(3)...................................................  $      0.21  $      0.18  $      0.33  $     (1.18)
    Extraordinary loss (3)....................................        (0.06)     --           --           --
                                                                -----------  -----------  -----------  -----------
      Net earnings (loss) (1)(3)..............................  $      0.15  $      0.18  $      0.33  $     (1.18)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------


                                                                           YEAR ENDED DECEMBER 31, 1994
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER      QUARTER      QUARTER    QUARTER (2)
                                                                -----------  -----------  -----------  -----------
Total net revenues............................................  $    95,404  $   118,627  $   222,315  $   237,008
Earnings (loss) before income taxes...........................        7,327        9,408       20,307         (235)
Net earnings (loss)...........................................        5,383        6,532       11,027         (823)
Pro forma net earnings (loss) (1).............................  $     4,464  $     5,683  $    10,521  $    (1,107)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Pro forma net earnings (loss) per share
  Fully diluted (1)(3)........................................  $      0.21  $      0.23  $      0.25  $     (0.03)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

- ------------------------
(1) A   provision  for  pro  forma  income  taxes  has  been  reflected  in  the consolidated quarterly financial information for periods in which certain entities were not subject to Federal and state income taxes (See Note 10).

(2) Amounts have been restated (See Note 2).

(3) Earnings per share are computed independently for each of the quarters presented (See Note 15).

(19) SUBSEQUENT EVENTS
    On February 21, 1996, the Company announced that the Company had reached an agreement in principle for the sale of SunSurgery Corporation, its ambulatory surgery subsidiary.

    On February 23, 1996, the Company announced that its Board of Directors approved a common stock repurchase program to acquire up to $25,000,000 of its outstanding common stock.

                                                                     SCHEDULE II

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         COLUMN C
                                                               ----------------------------
                                                   COLUMN B             ADDITIONS                         COLUMN E
                                                  -----------  ----------------------------   COLUMN D   -----------
                    COLUMN A                      BALANCE AT   CHARGED TO     CHARGED TO     ----------  BALANCE AT
- ------------------------------------------------   BEGINNING    COSTS AND   OTHER ACCOUNTS   DEDUCTIONS    END OF
DESCRIPTION                                        OF PERIOD    EXPENSES     DESCRIBE (1)     DESCRIBE     PERIOD
- ------------------------------------------------  -----------  -----------  ---------------  ----------  -----------
                                                                            (IN THOUSANDS)
Year ended December 31, 1995:
 As restated
  Allowance for doubtful accounts...............   $   9,508    $  14,623      $     743     $  (13,839)  $  11,035
                                                  -----------  -----------       -------     ----------  -----------
                                                  -----------  -----------       -------     ----------  -----------

Year ended December 31, 1994:
 As restated
  Allowance for doubtful accounts...............   $   1,129    $  27,632      $   5,934     $  (25,187)  $   9,508
                                                  -----------  -----------       -------     ----------  -----------
                                                  -----------  -----------       -------     ----------  -----------

Year ended December 31, 1993:
  Allowance for doubtful accounts...............   $     726    $   1,265         --         $     (862)  $   1,129
                                                  -----------  -----------       -------     ----------  -----------
                                                  -----------  -----------       -------     ----------  -----------

- ------------------------
(1) Represents the allowance for doubtful accounts of acquired entities at the date of acquisition.

                                 EXHIBIT INDEX

                                                                                                            PAGE IN
                                                                                                         SEQUENTIALLY
                                                   EXHIBIT                                               NUMBERED COPY
           ---------------------------------------------------------------------------------------  -----------------------

11.1       Computation of earnings per share

23.1       Consent of Arthur Andersen LLP

23.2       Consent of Coopers & Lybrand L.L.P.

23.3       Consent of Ernst & Young LLP