Form 10-Q
period 1996-06-30
SUN HEALTHCARE GROUP INC
filed 1996-08-14
CIK 904978

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

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

                   Yes /X/                                        No / /

    As of August 9, 1996, there were 49,075,573 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     INDEX
                FORM 10-Q -- FOR THE QUARTER ENDED JUNE 30, 1996

                            ------------------------

                         PART I. FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                            NUMBERS
                                                                                                         -------------
Item 1.    Consolidated Financial Statements:
                                                                                                                   3
           Consolidated Balance Sheets
            June 30, 1996 and December 31, 1995
                                                                                                                   4
           Consolidated Statements of Earnings
            For the three and six months ended June 30, 1996 and 1995
                                                                                                                   6
           Consolidated Statements of Cash Flows
            For the six months ended June 30, 1996 and 1995
                                                                                                                   7
           Notes to Consolidated Financial Statements
Item 2.    Management's Discussion and Analysis of                                                                13
            Financial Condition and Results of Operations


                                              PART II. OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                      25
Item 4.    Submission of Matters to a Vote of Security Holders                                                    25
Item 6.    Exhibits and Reports on Form 8-K                                                                       25
Signatures                                                                                                        27

PART 1.  FINANCIAL INFORMATION

ITEM 1

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS,
                                                                                           EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents..........................................................  $      9,415   $   23,102
  Restricted cash....................................................................         2,315        1,914
  Accounts receivable, net of allowance for doubtful accounts of $9,759 as of June
   30, 1996, and $11,035 as of December 31, 1995.....................................       268,577      236,797
  Other receivables..................................................................         9,912       29,976
  Prepaids and other assets..........................................................        17,420       18,300
  Deferred tax asset.................................................................        17,682       27,098
                                                                                       ------------  ------------
    Total current assets.............................................................       325,321      337,187
                                                                                       ------------  ------------
Property and equipment, net..........................................................       231,420      201,132
Restricted cash......................................................................            --        8,132
Goodwill, net........................................................................       410,039      421,660
Other assets, net....................................................................       103,786       62,856
Deferred tax asset...................................................................         6,457        8,902
                                                                                       ------------  ------------
  Total assets.......................................................................  $  1,077,023   $1,039,869
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................................................  $     14,831   $   10,417
  Accounts payable...................................................................        22,068       33,000
  Accrued compensation and benefits..................................................        35,080       23,742
  Workers' compensation accrual......................................................         5,832        6,339
  Other accrued liabilities..........................................................        23,513       26,542
                                                                                       ------------  ------------
    Total current liabilities........................................................       101,324      100,040
                                                                                       ------------  ------------
Long-term debt, net of current portion...............................................       379,724      348,460
Other long-term liabilities..........................................................        15,629       17,052
                                                                                       ------------  ------------
    Total liabilities................................................................       496,677      465,552
                                                                                       ------------  ------------
Minority interest....................................................................         2,687        5,275
Commitments and contingencies
Stockholders' equity:
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued........            --           --
  Common stock of $.01 par value, authorized 100,000,000 shares, 51,094,475 and
   47,916,367 shares issued at June 30, 1996, and December 31, 1995, respectively....           511          479
  Additional paid-in capital.........................................................       613,052      568,054
  Retained earnings..................................................................        32,481          777
  Cumulative translation adjustment..................................................            26         (268)
                                                                                       ------------  ------------
                                                                                            646,070      569,042
                                                                                       ------------  ------------
  Less:
    Common stock held in treasury, at cost
     2,030,116 shares as of June 30, 1996............................................        25,069           --
    Employee benefit trust, at market
     3,041,522 shares as of June 30, 1996............................................        43,342           --
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       577,659      569,042
                                                                                       ------------  ------------
    Total liabilities and stockholders' equity.......................................  $  1,077,023   $1,039,869
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                         1996             1995
                                                                                      -----------      -----------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
Total net revenues..............................................................      $   325,452      $   278,980
                                                                                      -----------      -----------
Costs and expenses:
  Operating.....................................................................          267,233          228,217
  Corporate general and administrative..........................................           14,978           12,369
  Provision for losses on accounts receivable...................................            1,243              939
  Depreciation and amortization.................................................            8,237            6,471
  Interest, net.................................................................            6,485            5,878
  Merger expenses...............................................................               --            5,800
                                                                                      -----------      -----------
    Total costs and expenses....................................................          298,176          259,674
                                                                                      -----------      -----------
Earnings before income taxes....................................................           27,276           19,306
Income taxes....................................................................           10,910           10,565
                                                                                      -----------      -----------
  Net earnings..................................................................      $    16,366      $     8,741
                                                                                      -----------      -----------
                                                                                      -----------      -----------
Pro forma data:
  Historical earnings before income taxes.......................................                       $    19,306
  Pro forma income taxes........................................................                            10,510
                                                                                                       -----------
  Pro forma net earnings........................................................                       $     8,796
                                                                                                       -----------
                                                                                                       -----------
Net earnings per common and common equivalent share:
  Primary.......................................................................      $      0.35      $      0.18
                                                                                      -----------      -----------
                                                                                      -----------      -----------
  Fully diluted.................................................................      $      0.34      $      0.18
                                                                                      -----------      -----------
                                                                                      -----------      -----------
Weighted average number of common and common equivalent shares outstanding:
  Primary.......................................................................           46,618           47,977
                                                                                      -----------      -----------
                                                                                      -----------      -----------
  Fully diluted.................................................................           51,332           52,691
                                                                                      -----------      -----------
                                                                                      -----------      -----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE DATA)
Total net revenues......................................................................  $   645,744  $   535,714
                                                                                          -----------  -----------
Costs and expenses:
  Operating.............................................................................      531,862      437,586
  Corporate general and administrative..................................................       29,177       24,916
  Provision for losses on accounts receivable...........................................        2,463        2,277
  Depreciation and amortization.........................................................       16,489       12,945
  Interest, net.........................................................................       12,911        9,615
  Merger expenses.......................................................................           --        5,800
  Conversion expense....................................................................           --        3,256
                                                                                          -----------  -----------
    Total costs and expenses............................................................      592,902      496,395
                                                                                          -----------  -----------
Earnings before income taxes and extraordinary loss.....................................       52,842       39,319
Income taxes............................................................................       21,137       19,752
                                                                                          -----------  -----------
  Net earnings before extraordinary loss................................................       31,705       19,567
Extraordinary loss from early extinguishment of debt, net of income tax benefit of
 $2,372.................................................................................           --       (3,413)
                                                                                          -----------  -----------
  Net earnings..........................................................................  $    31,705  $    16,154
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Pro forma data:
  Historical earnings before income taxes and extraordinary loss........................               $    39,319
  Pro forma income taxes................................................................                    19,982
                                                                                                       -----------
  Pro forma net earnings before extraordinary loss......................................                    19,337
  Extraordinary loss....................................................................                    (3,413)
                                                                                                       -----------
  Pro forma net earnings................................................................               $    15,924
                                                                                                       -----------
                                                                                                       -----------
Net earnings per common and common equivalent share:
  Primary
    Net earnings before extraordinary loss..............................................  $      0.67  $      0.40
    Extraordinary loss..................................................................           --        (0.07)
                                                                                          -----------  -----------
    Net earnings........................................................................  $      0.67  $      0.33
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Fully diluted
    Net earnings before extraordinary loss..............................................  $      0.64  $      0.39
    Extraordinary loss..................................................................           --        (0.06)
                                                                                          -----------  -----------
    Net earnings........................................................................  $      0.64  $      0.33
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Weighted average number of common and common equivalent shares outstanding:
  Primary...............................................................................       47,187       48,005
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Fully diluted.........................................................................       51,954       52,841
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.............................................................................  $  31,705  $  16,154
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities --
    Extraordinary loss.....................................................................         --      5,785
    Conversion expense.....................................................................         --      3,256
    Depreciation and amortization..........................................................     16,489     12,945
    Provision for losses on accounts receivable............................................      2,463      2,277
    Other, net.............................................................................     (1,091)      (759)
    Changes in operating assets and liabilities:
      Accounts receivable..................................................................    (36,329)   (49,749)
      Other current assets.................................................................        256     (1,589)
      Other current liabilities............................................................     (3,018)   (14,650)
      Income taxes payable.................................................................     28,055      9,308
                                                                                             ---------  ---------
      Net cash provided by (used for) operating activities.................................     38,530    (17,022)
                                                                                             ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net................................................................    (19,954)   (44,642)
  Acquisitions, net of cash acquired.......................................................    (34,302)   (10,341)
  Purchases of minority interest in Ashbourne PLC..........................................     (9,631)   (25,874)
  Purchase of minority interest in OmniCell Technologies, Inc..............................    (25,332)        --
  Net proceeds from sale of SunSurgery Corporation.........................................     24,827         --
  Proceeds from sale and lease back of property and equipment..............................      9,809         --
  Cash flows from assets held for sale.....................................................         --     (4,643)
  Other assets expenditures................................................................     (9,065)    (9,474)
                                                                                             ---------  ---------
    Net cash used for investing activities.................................................    (63,648)   (94,974)
                                                                                             ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings................................................................     39,567    150,800
  Long-term debt repayments................................................................     (3,602)    (2,318)
  Repurchase of 11 3/4% Senior Subordinated Notes due 2002.................................         --    (89,370)
  Conversion of 6 1/2% Convertible Subordinated Debentures due 2003........................         --    (16,859)
  Proceeds from issuance of common stock...................................................        718        601
  Purchases of treasury stock..............................................................    (25,069)        --
  Other financing activities...............................................................        (98)      (707)
  Distribution of prior S corporation earnings.............................................         --       (333)
                                                                                             ---------  ---------
    Net cash provided by financing activities..............................................     11,516     41,814
                                                                                             ---------  ---------
Effect of exchange rate on cash and cash equivalents.......................................        (85)        --
                                                                                             ---------  ---------
Net decrease in cash and cash equivalents..................................................    (13,687)   (70,182)
Cash and cash equivalents at beginning of period...........................................     23,102     78,738
                                                                                             ---------  ---------
Cash and cash equivalents at end of period.................................................  $   9,415  $   8,556
                                                                                             ---------  ---------
                                                                                             ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):
  Cash paid (received) during period for:
    Interest, net of $407 and $2,024 capitalized in the six months ending June 30, 1996 and
     1995, respectively....................................................................  $  13,866  $  13,502
                                                                                             ---------  ---------
                                                                                             ---------  ---------
    Income taxes...........................................................................  $  (6,918) $   8,071
                                                                                             ---------  ---------
                                                                                             ---------  ---------
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 (IN THOUSANDS, EXCEPT SHARE DATA)
  In January 1995, the Company issued 1,582,905 shares of its Common Stock upon the conversion of $39,449 of principal amount of 6 1/2% Convertible Subordinated Debentures
   (Note 5).
  The Company's acquisitions during the six months ended June 30, 1996 and 1995, involved the following (in thousands):
  Value of assets acquired.................................................................  $  40,274  $  22,733
  Liabilities assumed......................................................................     (5,011)    (3,644)
  Value of stock issued....................................................................       (961)    (8,748)
                                                                                             ---------  ---------
  Cash payments made, net of cash received from others.....................................  $  34,302  $  10,341
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1996 and 1995. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's Amended Annual Report on Form 10-K/A-1 for the year ended December 31, 1995. In the Form 10-K/A-1, the Company restated its financial statements for the years ending December 31, 1994 and 1995 in order to assign a portion of certain accounts receivable write-offs that were reported in the fourth quarter of 1995 to the fourth quarter of 1994. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

2. ACQUISITIONS

    On May 5, 1995, a wholly owned subsidiary of the Company merged with and into Golden Care, Inc. ("Golden Care"). Golden Care provides respiratory therapy services to long-term and subacute care facilities. Under the terms of the merger agreement, the Company issued 2,106,904 shares of its common stock in exchange for all of the outstanding common stock of Golden Care. The merger was accounted for as a pooling of interests and accordingly, the Company's June 30, 1995 financial statements include the accounts and operations of Golden Care for all periods prior to the merger.

    On June 21, 1995, a wholly owned subsidiary of the Company merged with and into CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides temporary staffing of physical, occupational and speech therapists to the health care industry. Under the terms of the merger agreement, the Company issued 6,080,600 shares of its common stock in exchange for all the outstanding common stock of CareerStaff. The merger was accounted for as a pooling of interests, and accordingly, the Company's June 30, 1995 financial statements include the accounts and operations of CareerStaff for all periods prior to the merger.

    Separate results of the combining entities for periods prior to the combinations are as follows except as described in Note (a) below (in thousands):

                                                                                      THREE MONTHS    SIX MONTHS
                                                                                          ENDED          ENDED
                                                                                      JUNE 30, 1995  JUNE 30, 1995
                                                                                      -------------  -------------
Net revenues:
  Sun...............................................................................   $   251,845    $   485,538
  CareerStaff.......................................................................        24,963         45,116
  Golden Care.......................................................................         2,544          5,675
  Less intercompany revenues........................................................          (372)          (615)
                                                                                      -------------  -------------
                                                                                       $   278,980    $   535,714
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net earnings:
  Sun...............................................................................   $     7,580    $    13,261
  CareerStaff.......................................................................         1,294          2,319
  Golden Care.......................................................................          (133)           574
                                                                                      -------------  -------------
                                                                                       $     8,741    $    16,154
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Pro forma net earnings (See Note 8):
  Sun...............................................................................   $     7,580    $    13,261
  CareerStaff.......................................................................         1,294          2,319
  Golden Care.......................................................................           (78)           344
                                                                                      -------------  -------------
                                                                                       $     8,796    $    15,924
                                                                                      -------------  -------------
                                                                                      -------------  -------------

- ------------------------
(a) Sun results for  the three and  six months ended June  30, 1995 include  the results of CareerStaff and Golden Care and the elimination of the intercompany revenues for the period following the consummation of each of the mergers.

    During the six months ended June 30, 1996, the Company acquired ownership of or leasehold rights to six long-term care facilities in the United Kingdom and eleven long-term care facilities in the United States, net of three long-term care facilities whose leasehold rights were sold in the second quarter of 1996. As of December 31, 1995, six of these facilities were under the control of the Company pursuant to operating leases. During the six months ended June 30, 1996, the Company also acquired nine outpatient rehabilitation clinics in Canada and a pharmacy in the United Kingdom.

3. SALE OF SUNSURGERY

    In June 1996, the Company completed the sale of all of the outstanding stock of SunSurgery Corporation, its ambulatory surgery subsidiary, for approximately $27,900,000 in cash and the assumption of $5,600,000 in debt by the buyer. As of the date of the sale, SunSurgery had approximately $3,100,000 in cash which was retained by the buyer. The sale resulted in no material gain or loss to the Company.

4. COMMITMENTS

    As of June 30, 1996 the Company had capital commitments of approximately $14,600,000 including various contracts related to improvements to existing facilities and the construction of one new long-term care facility in the United States and capital commitments of approximately 7,900,000 British pounds ($12,200,000 as of June 30, 1996) including various contracts related to the development and construction of eight new long-term care facilities in the United Kingdom.

5. LONG-TERM DEBT

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

6. EMPLOYEE BENEFIT PLANS

    (A) GRANTOR STOCK TRUST

    In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37,700,000. The Trust will be used to fund future obligations under certain of the Company's benefit plans. The sale of the shares is recorded as an increase in stockholders' equity with a corresponding reduction for the shares held by the Trust. As employee benefits are satisfied, the number of shares held by the Trust is reduced and stockholders' equity correspondingly increases.

    The Trust delivered a promissory note for approximately $37,700,000 to the Company. The cash portion of the purchase price of approximately $31,000 represents the par value of the shares of the Company's common stock sold to the Trust. Amounts owed by the Trust will be repaid periodically with cash received from the Company or will be forgiven by the Company thereby enabling the release of shares from the Trust to satisfy the Company's obligations for certain employee benefit plans.

    As of June 30, 1996, 8,478 shares had been released from the Trust.

    (B) STOCK OPTION PLAN

    During the first quarter of 1996, the Company adopted the 1996 Combined Incentive and Nonqualified Stock Option Plan (the "Plan"). The Plan reserves 3,000,000 shares of the Company's common stock for future issuance pursuant to the grant of stock options and authorizes the Board of Directors or a committee appointed by the Board of Directors to administer the Plan and to grant to certain employees, officers and consultants of the Company incentive stock options or nonqualified stock options at an exercise price not less than the fair market value per share of the Company's common stock at the date of grant. Each option grant under the Plan expires not later than ten years from the date of grant. As of June 30, 1996, options to purchase 148,000 shares were outstanding under the Plan.

7. COMMON STOCK REPURCHASE

    In the first quarter of 1996, the Company repurchased 2,030,116 shares of its outstanding common stock at a cost, including commissions, of $25,069,000.

8. PRO FORMA INCOME TAXES

    For financial reporting purposes, a pro forma provision for income taxes has been reflected in the accompanying consolidated statements of earnings to present taxes on the results of operations for Golden Care for the three and six months ended June 30, 1995, as if Golden Care had not elected S corporation status and was subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status. Golden Care terminated its S corporation status for Federal and state income tax purposes upon merging with the Company on May 5, 1995.

9. NET EARNINGS PER SHARE

    Net earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period including the common stock transactions of CareerStaff and Golden Care plus the effect of incremental common shares contingently issuable with respect to stock options.

    Fully diluted net earnings is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of January 1, 1995. Net earnings is adjusted for the interest on the debentures, net of the interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits.

10. OTHER EVENTS

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

    (B) LITIGATION

    A holder of CareerStaff's common stock has filed a lawsuit (the "CareerStaff Litigation") as a purported class action against CareerStaff and the directors of CareerStaff alleging breach of fiduciary duty in entering into a merger agreement with the Company and against the Company alleging that the Company aided and abetted the alleged breach of fiduciary duty by the CareerStaff directors. The CareerStaff Litigation was voluntarily dismissed without prejudice on May 8, 1996.

    On June 30, 1995, two civil class-action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995, and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of Sun common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of Sun common stock between October 26, 1994, and June 27, 1995. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities. Relief sought is unspecified.

    On or about January 23, 1996, two former stockholders of Golden Care filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the OIG investigation and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which Sun agreed to register the shares for resale by such former Golden Care stockholders. There can be no assurance that the Golden Care Litigation will not have an impact on the Company accounting for the merger. Relief sought is unspecified.

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period.

    The Company has filed motions to dismiss the securities class actions and the Golden Care Litigation. In the event that any claims survive such motions, the Company believes that it has meritorious defenses to the complaints. The Company believes the securities class actions and the Golden Care Litigation will not have a material adverse impact on its results of operations or financial condition, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period.

11. SUMMARIZED FINANCIAL INFORMATION

    Summarized financial information of The Mediplex Group, Inc. ("Mediplex"), whose 6 1/2% Debentures and 11 3/4% Notes became a co-obligation between the Company and Mediplex subsequent to the acquisition of Mediplex by the Company on June 23, 1994, is provided below (in thousands):

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1996          1995
                                                                                        -----------  ------------
Current assets........................................................................  $   117,488   $  130,794
Noncurrent assets.....................................................................      434,928      461,592

Current liabilities...................................................................       30,911       34,823
Noncurrent liabilities................................................................       85,456       91,150
Due to parent.........................................................................      144,510      168,222

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                              --------------------    --------------------
                                                                1996        1995        1996        1995
                                                              --------    --------    --------    --------
                                                                             (IN THOUSANDS)
Net revenues................................................  $116,357    $111,721    $233,171    $213,352
Costs and expenses..........................................   105,280     101,271     213,175     198,896
                                                              --------    --------    --------    --------
Earnings before intercompany charges, income taxes and
 extraordinary loss.........................................    11,077      10,450      19,996      14,456
Intercompany charges (1)....................................    13,115       4,092      25,926       8,052
                                                              --------    --------    --------    --------
Earnings (loss) before income taxes and extraordinary
 loss.......................................................    (2,038)      6,358      (5,930)      6,404
Income taxes (benefit)......................................      (135)      2,545        (983)      4,113
                                                              --------    --------    --------    --------
  Net earnings (loss) before extraordinary loss.............    (1,903)      3,813      (4,947)      2,291
Extraordinary loss, net of income tax benefit...............        --          --          --      (3,413)
                                                              --------    --------    --------    --------
Net earnings (loss).........................................  $ (1,903)   $  3,813    $ (4,947)   $ (1,122)
                                                              --------    --------    --------    --------
                                                              --------    --------    --------    --------

- ------------------------
(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $8,146,000 and $4,092,000 for the three months ended June 30, 1996 and 1995, respectively, and $16,123,000 and $8,052,000 for the six months ended June 30, 1996 and 1995, respectively. On September 30, 1995, Sun and Mediplex finalized licensing agreements and financing agreements which were effective January 1, 1995. Royalty fees charged to Mediplex for the three and six months ended June 30, 1996, for the use of Sun trademarks were $1,639,000 and $3,242,000, respectively. Intercompany interest charged to Mediplex for the three and six months ended June 30, 1996, for advances from Sun was $3,330,000 and $6,561,000, respectively. Prior to September 30, 1995, Sun did not charge Mediplex for the licensing agreements and the financing agreements.

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

    The Company's results of operations for the three and six months ended June 30, 1996, as compared to the results of operations for the three and six months ended June 30, 1995, reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services and the growth of the Company's institutional pharmaceutical service operations. On May 5, 1995, the Company acquired Golden Care, Inc. ("Golden Care"), a provider of respiratory therapy services to facilities, and on June 21, 1995, the Company acquired CareerStaff Unlimited, Inc. ("CareerStaff"), a provider of temporary staffing of physical, occupational and speech therapists to the health care industry. Both transactions were accounted for as poolings of interest; accordingly, the Company's financial condition and results of operations for the three and six months ended June 30, 1995, reflect the combined operations.

    At June 30, 1995, the Company had 142 long-term and subacute care facilities with 15,397 licensed beds, including 22 long-term care facilities with 1,072 registered beds operated by Exceler Health Care PLC in the United Kingdom. Between June 30, 1995, and June 30, 1996, the Company acquired or developed 30 long-term and subacute care facilities with 2,933 licensed beds and sold the operating lease rights to three long-term care facilities with 462 licensed beds.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, and the provision of respiratory care and distribution of related equipment and supplies. At June 30, 1996, the Company provided its therapy services to 673 nonaffiliated facilities, an increase of 108 facilities from the 565 nonaffiliated facilities serviced at June 30, 1995.

    At June 30, 1996 and 1995, the Company's temporary therapy staffing operations had 20 and 17 division offices, respectively.

    Between  June  30,  1995,  and  June  30,  1996,  the  Company  acquired  an
institutional   regional   pharmacy  in   South   Carolina  and   developed  two
institutional regional pharmacies in Massachusetts and Texas.

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                                  JUNE 30,
                                                                                           ----------------------
                                                                                              1996        1995
                                                                                           -----------  ---------
Long-term and Subacute Care Facility Operations
  Long-term and subacute care facilities:
    Domestic operations..................................................................          133        120
    Foreign operations...................................................................           36         22
                                                                                           -----------  ---------
      Total..............................................................................          169        142
                                                                                           -----------  ---------
                                                                                           -----------  ---------
  Licensed beds:
    Domestic operations..................................................................       16,066     14,325
    Foreign operations...................................................................        1,802      1,072
                                                                                           -----------  ---------
      Total..............................................................................       17,868     15,397
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Therapy Service Operations:
  Nonaffiliated facilities served........................................................          673        565
  Affiliated facilities served...........................................................          128        116
                                                                                           -----------  ---------
      Total..............................................................................          801        681
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Temporary Therapy Staffing Service Operations
 Hours billed to nonaffiliates:
  Three months ended June 30,............................................................      590,504    509,132
  Six months ended June 30,..............................................................    1,135,486    923,271

Institutional Pharmaceutical Operations:
  Nonaffiliated facilities served........................................................          290        218
  Affiliated facilities served...........................................................          104        104
                                                                                           -----------  ---------
      Total..............................................................................          394        322
                                                                                           -----------  ---------
                                                                                           -----------  ---------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  1996           1995
                                                              -------------  -------------
Long-term and subacute care services........................  $206,257   63% $186,810   67%
Therapy services to nonaffiliates...........................    53,652   16    40,788   15
Temporary therapy staffing services to nonaffiliates........    28,398    9    24,591    9
Institutional pharmaceutical services to nonaffiliates......    16,375    5    11,830    4
Foreign operations..........................................    14,209    4     6,390    2
Ambulatory surgery..........................................     4,989    2     7,197    3
Management fees and other...................................     1,572    1     1,374   --
                                                              --------  ---  --------  ---
    Total net revenues......................................  $325,452  100% $278,980  100%
                                                              --------  ---  --------  ---
                                                              --------  ---  --------  ---

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  1996           1995
                                                              -------------  -------------
Long-term and subacute care services........................  $411,786   64% $362,407   68%
Therapy services to nonaffiliates...........................   106,300   16    79,252   15
Temporary therapy staffing services to nonaffiliates........    54,435    8    44,501    8
Institutional pharmaceutical services to nonaffiliates......    32,492    5    22,630    4
Foreign operations..........................................    25,843    4    11,231    2
Ambulatory surgery..........................................    11,857    2    12,997    2
Management fees and other...................................     3,031    1     2,696    1
                                                              --------  ---  --------  ---
    Total net revenues......................................  $645,744  100% $535,714  100%
                                                              --------  ---  --------  ---
                                                              --------  ---  --------  ---

    Revenues for the long-term and subacute care services include revenues billed to patients for therapy services and institutional pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $27,866,000 and $22,391,000 for the three months ended June 30, 1996 and 1995, respectively, and $54,532,000 and $42,508,000 for the six months ended June 30, 1996 and 1995, respectively. Revenues provided to affiliated facilities for institutional pharmaceutical services were $4,753,000 and $3,419,000 for the three months ended June 30, 1996 and 1995, respectively, and $9,570,000 and $5,933,000 for the six months ended June 30, 1996 and 1995, respectively.

    The   following  table  presents  the   percentage  of  total  net  revenues
represented by certain items for the Company for the periods presented:

                                                                                      THREE MONTHS           SIX MONTHS
                                                                                         ENDED                 ENDED
                                                                                        JUNE 30,              JUNE 30,
                                                                                  --------------------  --------------------
                                                                                    1996       1995       1996       1995
                                                                                  ---------  ---------  ---------  ---------
Total net revenues..............................................................        100%       100%       100%       100%
                                                                                        ---        ---        ---        ---
Costs and expenses:
  Operating.....................................................................       82.1       81.8       82.3       81.7
  Corporate general and administrative..........................................        4.6        4.4        4.5        4.7
  Provision for losses on accounts receivable...................................        0.4        0.3        0.4        0.4
  Depreciation and amortization.................................................        2.5        2.4        2.6        2.4
  Interest, net.................................................................        2.0        2.1        2.0        1.8
  Merger expenses...............................................................         --        2.1         --        1.1
  Conversion expense............................................................         --         --         --        0.6
                                                                                        ---        ---        ---        ---
    Total costs and expenses....................................................       91.6       93.1       91.8       92.7
                                                                                        ---        ---        ---        ---
  Earnings before income taxes and extraordinary loss...........................        8.4        6.9        8.2        7.3
  Income taxes (1)..............................................................        3.4        3.7        3.3        3.7
                                                                                        ---        ---        ---        ---
  Net earnings before extraordinary loss........................................        5.0        3.2        4.9        3.6
  Extraordinary loss............................................................         --         --         --        0.6
                                                                                        ---        ---        ---        ---
  Net earnings..................................................................        5.0%       3.2%       4.9%       3.0%
                                                                                        ---        ---        ---        ---
                                                                                        ---        ---        ---        ---

- ------------------------
(1) Income taxes for the three and six months ended June 30, 1995, reflects pro forma taxes of Golden Care prior to its election to be taxed as a C Corporation, which occurred in May 1995.

    The results of the Company's ambulatory surgery operations and foreign operations are immaterial to the Company's consolidated results, and therefore this discussion excludes any description of the results of the Company's ambulatory surgery and foreign operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    Total net revenues for the three months ended June 30, 1996, increased 17% from $278,980,000 for the three months ended June 30, 1995 to $325,452,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and institutional pharmaceutical services provided at the Company's facilities, increased 10% from $186,810,000 for the three months ended June 30, 1995, to $206,257,000 for the three months ended June 30, 1996. Approximately $18,098,000 of this increase resulted from 16 facilities acquired or opened since June 30, 1995 and two facilities opened during the three months ended June 30, 1995. Net revenue increases of $6,679,000 were primarily attributable to an increase in revenue per patient day since June 30, 1995, on a same facility basis for the 118 facilities in operation all of the three months ended June 30, 1996 and 1995. The increase in revenue per patient day was a result of overall rate increases and the expansion of subacute services since June 30, 1995. The increase was offset by a $5,330,000 reduction in net revenues due to the disposition of three facilities in the second quarter of 1996.

    Net revenues from therapy services increased 32% from $40,788,000 for the three months ended June 30, 1995, to $53,652,000 for the three months ended June 30, 1996, primarily as a result of an increase in the number of nonaffiliated facilities served from 565 facilities at June 30, 1995, to 673 facilities at June 30, 1996.

    Net revenues from temporary therapy staffing services increased 15% from $24,591,000 for the three months ended June 30, 1995, to $28,398,000 for the three months ended June 30, 1996, primarily as a result of an increase in service hours billed to nonaffiliates from 509,132 hours in 1995 to 590,504 hours in 1996. The increase in service hours billed was attributable primarily to the expansion of services at division offices open for over a year.

    Net revenues from institutional pharmaceutical services increased 38% from $11,830,000 for the three months ended June 30, 1995, to $16,375,000 for the three months ended June 30, 1996. The growth in net revenues was primarily the result of the opening or acquisition of three regional pharmacies since June 30, 1995. The growth in net revenues was also a result of the increase in the number of nonaffiliated facilities served from 218 at June 30, 1995, to 290 at June 30, 1996.

    Operating expenses, which includes rent expense of $21,821,000 and $17,721,000 for the three months ended June 30, 1996 and 1995, respectively, increased 17% from $228,217,000 for the three months ended June 30, 1995 to $267,233,000 for the three months ended June 30, 1996. The increase resulted primarily from the net increase of 27 facilities and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues increased from 81.8% for the three months ended June 30, 1995, to 82.1% for the three months ended June 30, 1996. This increase was primarily attributable to increased operating costs without a corresponding increase in billing rates due to competitive pressures. The increase can also be attributed to acquisitions since April 1, 1995, which during the integration period have experienced lower operating margins as the Company implements its operating strategies. In addition, a decline in occupancy rates in the long-term and subacute care facilities open all of the three months ended June 30, 1996 and 1995, from 92.6% to 92.1%, contributed to the increase.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 21% from $12,369,000 for the three months ended June 30, 1995, to $14,978,000 for the three months ended June 30, 1996. As a percentage of net revenues, corporate general and administrative expenses increased from 4.4% for the three months ended June 30, 1995, to 4.6% for the three months ended June 30, 1996. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies.

    Depreciation and amortization increased 27% from $6,471,000 for the three months ended June 30, 1995, to $8,237,000 for the three months ended June 30, 1996. As a percentage of net revenues, depreciation and amortization expense remained relatively constant at 2.5% and 2.4% for the three months ended June 30, 1996 and 1995, respectively.

    Net interest expense increased 10% from $5,878,000 for the three months ended June 30, 1995, to $6,485,000 for the three months ended June 30, 1996. As a percentage of net revenues, interest expense remained relatively constant at 2.0% and 2.1% for the three months ended June 30, 1996 and 1995, respectively.

    The Company's effective tax rate was 40% for the three months ended June 30, 1996, as compared to the pro forma effective tax rate of 41% for the three months ended June 30, 1995, after excluding the nondeductible portion of the merger expenses and the deferred income tax charge relating to the conversion of Golden Care from a S corporation to a C corporation upon merging with the Company. The pro forma provision for income taxes for the three months ended June 30, 1995, reflects tax expense that would have been recorded if Golden Care had been subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status in May 1995. The decrease in the effective tax rate was due to the reduced impact of the nondeductible portion of goodwill recorded in connection with the Mediplex merger and a more favorable mix in the state income than the prior year.

    Net earnings increased 86% from pro forma net earnings of $8,796,000 for the three months ended June 30, 1995, to $16,366,000 for the three months ended June 30, 1996. Net earnings increased 10% from pro forma net earnings before the merger expenses and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes of $14,812,000 for the three months ended June 30, 1995, to $16,366,000 for the three months ended June 30, 1996. As a percentage of net revenues, net earnings were 5.0% for the three months ended June 30, 1996, as compared to 5.3% for the three months ended June 30, 1995, excluding the merger expenses and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes. The decline in net earnings as a percentage of net revenues was primarily due to decreased operating margins as discussed above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Total net revenues for the six months ended June 30, 1996, increased 21% from $535,714,000 for the six months ended June 30, 1995 to $645,744,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and institutional pharmaceutical services provided at the Company's facilities, increased 14% from $362,407,000 for the six months ended June 30, 1995, to $411,786,000 for the six months ended June 30, 1996. Approximately $41,639,000 of this increase resulted from 16 facilities acquired or opened since June 30, 1995 and five facilities opened during the six months ended June 30, 1995. Net revenue increases of $13,227,000 were primarily due to an increase in revenue per patient day since June 30, 1995, on a same facility basis for the 115 facilities in operation all of the six months ended June 30, 1996 and 1995. The increase in revenue per patient day was a result of overall rate increases and the expansion of subacute services since June 30, 1995. The increase was offset by a $5,487,000 reduction in net revenues due to the disposition of three facilities in the second quarter of 1996.

    Net revenues from therapy services increased 34% from $79,252,000 for the six months ended June 30, 1995, to $106,300,000 for the six months ended June 30, 1996, primarily as a result of an increase in the number of nonaffiliated facilities served from 565 facilities at June 30, 1995, to 673 facilities at June 30, 1996.

    Net revenues from temporary therapy staffing services increased 22% from $44,501,000 for the six months ended June 30, 1995, to $54,435,000 for the six months ended June 30, 1996, primarily as a result of an increase in service hours billed to nonaffiliates from 923,271 hours in 1995 to 1,135,486 hours in 1996. The increase in service hours billed was attributable primarily to the expansion of services at division offices open for over a year and to new offices established through acquisitions.

    Net revenues from institutional pharmaceutical services increased 44% from $22,630,000 for the six months ended June 30, 1995, to $32,492,000 for the six months ended June 30, 1996. The growth in net revenues was primarily the result of the opening or acquisition of four regional pharmacies during 1996 and 1995. The growth in net revenues was also a result of the increase in the number of nonaffiliated facilities served from 218 at June 30, 1995, to 290 at June 30, 1996.

    Operating expenses, which includes rent expense of $43,294,000 and $35,063,000 for the six months ended June 30, 1996 and 1995, respectively, increased 22% from $437,586,000 for the six months ended June 30, 1995 to $531,862,000 for the six months ended June 30, 1996. The increase resulted primarily from the net increase of 27 facilities and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues increased from 81.7% for the six months ended June 30, 1995, to 82.3% for the six months ended June 30, 1996. This increase was primarily attributable to increased operating costs without a corresponding increase in billing rates due to competitive pressures. The increase can also be attributed to acquisitions since January 1, 1995, which during the integration period have experienced lower operating margins as the Company implements its operating strategies. In addition, a decline in occupancy rates in the long-term and subacute care facilities open all of the six months ended June 30, 1996 and 1995, from 92.6% to 92.4%, contributed to the increase.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 17% from $24,916,000 for the six months ended June 30, 1995, to $29,177,000 for the six months ended June 30, 1996. As a percentage of net revenues, corporate general and administrative expenses decreased from 4.7% for the six months ended June 30, 1995, to 4.5% for the six months ended June 30, 1996. The decrease was primarily due to increases in net revenues without a proportionate increase in corporate general and administrative expenses. The decrease was offset by the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies.

    Depreciation and amortization increased 27% from $12,945,000 for the six months ended June 30, 1995, to $16,489,000 for the six months ended June 30, 1996. As a percentage of net revenues, depreciation and amortization expense increased from 2.4% for the six months ended June 30, 1995 to 2.6% for the six months ended June 30, 1996. This increase was primarily due to the addition of two new corporate office buildings in 1996.

    Net interest expense increased 34% from $9,615,000 for the six months ended June 30, 1995, to $12,911,000 for the six months ended June 30, 1996. As a percentage of net revenues, interest expense increased from 1.8% for the six months ended June 30, 1995, to 2.0% for the six months ended June 30, 1996. The increase was primarily due to increased borrowings under the Company's credit facility most of which was used to fund acquisitions, including purchases of minority interests in Ashbourne PLC and OmniCell Technologies, Inc., capital expenditures and the repurchase of 2,030,116 shares of the Company's common stock at a cost, including commissions, of $25,069,000.

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

    The Company's effective tax rate was 40% for the six months ended June 30, 1996, as compared to the pro forma effective tax rate of 41% for the six months ended June 30, 1995, after excluding the nondeductible conversion fee, the nondeductible portion of the merger expenses and the deferred tax charge relating to the conversion of Golden Care from a S corporation to a C corporation upon merging with the Company. The pro forma provision for income taxes for the six months ended June 30, 1995, reflects tax expense that would have been recorded if Golden Care had been subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status in May 1995. The decrease in effective tax rate was due to the reduced impact of the nondeductible portion of goodwill recorded in connection with the Mediplex merger and a more favorable mix in the state income than the prior year.

    Net earnings increased 99% from pro forma net earnings of $15,924,000 for the six months ended June 30, 1995, to $31,705,000 for the six months ended June 30, 1996. Net earnings increased 11% from pro forma net earnings before the extraordinary loss for early extinguishment of debt, the conversion fee, the merger expenses, and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes of $28,609,000 for the six months ended June 30, 1995, to $31,705,000 for the six months ended June 30, 1996. As a percentage of net revenues, net earnings were 4.9% for the six months ended June 30, 1996, as compared to 5.3% for the six months ended June 30, 1995, before the extraordinary loss for early extinguishment of debt, the conversion fee, the merger expenses and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes. The decline in net earnings as a percentage of net revenues was primarily due to decreased operating margins as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company had working capital of $223,997,000, including cash and cash equivalents of $9,415,000, as compared to working capital of $237,147,000, including cash and cash equivalents of $23,102,000, at December 31, 1995. For the six months ended June 30, 1996, net cash provided by operations was $38,530,000 compared to net cash used for operations for the six months ended June 30, 1995, of $17,022,000. The net cash provided by operations for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 reflects the Company's growth in net earnings and a reduction in the Company's working capital requirements. This was offset by the net cash required to fund an increase in accounts receivable. Accounts receivable increased because the Medicare interim payments received by the Company's long-term care facilities were lower than the reimbursement due for services provided and because of the growth in the therapy and institutional pharmaceutical services businesses since December 1995. In addition, collections of therapy services receivables from nonaffiliated facilities have slowed because payment is
dependent   primarily  upon  the  customer's  receipt  of  payment  from  fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of the customer's therapy claims. Other significant operating uses of cash for the six months ended June 30, 1996, were payments of $14,273,000 for interest. In the six months ended June 30, 1996, the Company received a net income tax refund of $6,918,000.

    From time to time, the Company submits to its fiscal intermediaries various requests for additional reimbursement of costs based on exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to reimburse providers for the costs of treating higher acuity patients than are routinely seen in a long-term care facility. Included in net revenues are amounts related to exceptions to the RCL's of $3,086,000 and $2,490,000 for the three months ended June 30, 1996 and 1995, respectively. The Company recorded revenue of $6,541,000 and $3,233,00 for exceptions to the RCLs in the six months ended June 30, 1996 and 1995, respectively. These amounts represent management's estimate of amounts that will ultimately be approved and paid by its fiscal intermediaries. Accounts receivable include requests for exceptions to the RCLs of $17,170,000 and $11,115,000 as of June 30, 1996 and December 31, 1995. As of June 30, 1996, the
Company has submitted 36 exception requests and has received approval on 26 exception requests. Amounts realizable are subject to final settlement of the respective cost reports.

    The Company incurred $19,954,000 and $44,642,000 in capital expenditures for the six months ended June 30, 1996 and 1995, respectively. Substantially all such expenditures during the six months ended June 30, 1996, were for the continued development and construction of eight new facilities in the United Kingdom, one new facility in the United States, two corporate office buildings and routine capital expenditures. These expansions were financed through borrowings and from restricted cash. The Company had capital expenditure commitments, as of June 30, 1996, of approximately $14,600,000 in the United States and approximately 7,900,000 British pounds ($12,200,000 as of June 30,
1996) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop and construct one and eight facilities in the United States and United Kingdom, respectively.

    The Company paid $34,302,000 and $10,341,000 for acquisitions during the six months ended June 30, 1996 and 1995, respectively. The Company also paid $9,631,000 and $25,874,000 for the acquisition of minority interest investments in Ashbourne PLC in the six months ended June 30, 1996 and 1995, respectively, and paid $25,332,000 for the acquisition of a minority interest investment in OmniCell Technologies, Inc. during the six months ended June 30, 1996. During the six months ended June 30, 1996, the Company acquired the ownership or the leasehold rights to six long-term care facilities in the United Kingdom and eleven long-term care facilities in the United States. In addition, the Company sold the leasehold rights to three long-term care facilities in the second quarter of 1996. As of December 31, 1995, six of these facilities were under the control of the Company pursuant to operating leases. The Company also acquired nine outpatient rehabilitation clinics in Canada and a pharmacy in the United Kingdom.

    In June 1996, the Company completed the sale of all of the outstanding stock of SunSurgery Corporation, its ambulatory surgery subsidiary, for approximately $27,900,000 in cash and the assumption of $5,600,000 in debt by the buyer. As of the date of the sale, SunSurgery had approximately $3,100,000 in cash which was retained by the buyer.

    In 1995, the Company accrued $3,905,000 for costs to defend itself against various shareholder litigation suits and to respond to the investigation of the Company's rehabilitation therapy subsidiary by the United States Department of Health and Human Services' Office of the Inspector General (the "OIG"). In the six months ended June 30, 1996, the Company charged $1,877,000 against this accrual.

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

    The Company's ongoing capital requirements relate to the costs associated with its facilities under construction, routine capital expenditures, potential acquisitions and implementation of new business strategies.

    The Company believes that its current borrowing capacity under its credit facility and cash from operations will be sufficient to satisfy its working capital needs, routine capital expenditures, current debt service obligations and to fund additional potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its credit facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations and (iii) the availability of sale leaseback financing through real estate investment trusts and other financing sources. However, there can be no assurance that the Company may not require additional sources of financing in the next twelve months, particularly if it pursues acquisitions requiring significant cash consideration. Such financing may come from accessing the public securities markets. However, the Company's access to the public market may be adversely affected by the status of the OIG investigation as described below. In addition, such acquisitions may require approval of the various lenders under the Company's credit facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's results of operations and financial condition may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Net revenues realizable under third party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or and in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making subjective determinations based on its prior settlement experience. Differences between the net amounts accrued and subsequent settlements are recorded in operations at the time of settlement. The majority of third party payor balances are settled two to three years following the provision of services. The Company's results of operations and financial condition may also be affected by the timing of reimbursement payments and rate adjustments from third party payors. The Company has from time to time experienced delays in receiving reimbursement from intermediaries.

    Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable health care expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and institutional pharmaceutical businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and limits on reimbursement could have a material adverse effect on the Company's results of operations and financial condition including the possible impairment of certain assets.

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

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and institutional pharmaceutical services that it provides to Company operated facilities. These Medicare regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or institutional pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company operated facilities at the rates applicable to services provided to nonaffiliated entities. The Medicare regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In these instances where this issue has been litigated by others, the final determination of the appropriate threshold to satisfy the "substantial portion" requirement have varied.

    Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 66% and 64% of total rehabilitation services net revenues for the six months ended June 30, 1996, and the twelve months ended December 31, 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 57% and 64% of total respiratory therapy services net revenues for the six months ended June 30, 1996, and the period from the date of acquisition of Golden Care on May 5, 1995, to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to nonaffiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Net revenues from institutional pharmaceutical services provided to nonaffiliated facilities represented 77% and 78% of total institutional pharmaceutical services revenues for the six months ended June 30, 1996, and the twelve months ended December 31, 1995, respectively. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursements under Medicare for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company is unable to satisfy these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and institutional pharmaceutical services provided to its own facilities would be materially and adversely affected. If, upon audit by relevant reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by the relevant reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

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

    The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the government is also reviewing claims filed by its long-term care subsidiary with respect to these services. At this stage, the Company understands that the government is seeking to determine whether the long-term care subsidiary properly disclosed its relationship with the rehabilitation therapy subsidiary and properly reported the costs of its transactions with the rehabilitation therapy subsidiary. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. From time to time the negative publicity surrounding the government investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which has resulted in higher than required therapist staffing levels and has affected the private pay enrollment in certain in-patient facilities. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the government investigation will have a material adverse effect on the Company's results of operations or financial condition. The foregoing statements with respect to the outcome of the government investigation are forward looking and could be affected by a number of factors, including the actual scope of the government investigation, the government's factual findings and the government's interpretation of Federal statutes and regulations.

LITIGATION

    Prior to the Company's acquisition of CareerStaff, a holder of CareerStaff's common stock filed a lawsuit (the "CareerStaff Litigation") as a purported class action against CareerStaff and the directors of CareerStaff alleging breach of fiduciary duty in entering into a merger agreement with the Company and against the Company alleging that the Company aided and abetted the alleged breach of fiduciary duty by the CareerStaff directors. The CareerStaff Litigation was voluntarily dismissed without prejudice on May 8, 1996.

    On June 30, 1995, two civil class action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995, and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of the Company's common stock between October 26, 1994, and June 27, 1995. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities. Relief sought is unspecified.

    On or about January 23, 1996, two former stockholders of Golden Care filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the OIG investigation and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which the Company agreed to register the shares being registered for resale by such former Golden Care stockholders. There can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger. Relief sought is unspecified.

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period.

    The Company has filed motions to dismiss the securities class actions and the Golden Care Litigation. In the event that any claims survive such motions, the Company believes that it has meritorious defenses to the complaints. The Company believes the shareholder actions and the Golden Care Litigation will not have a material adverse impact on its results of operations or financial condition, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the CareerStaff Litigation, the Golden Care Litigation and the shareholder actions are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently-filed complaints, and the scope of insurance coverage. In addition, the outcome of the shareholder actions could be affected by the outcome of the OIG investigation and all factors that could affect that outcome.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

    Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Registrant's Annual Meeting of Stockholders was held on June 11, 1996.

(b) Zev Karkomi, Lois E. Silverman and Mark G. Wimer were reelected to three year terms on the Board of Directors which will expire at the Annual Meeting of Stockholders in 1999.

(c) The other matters voted at the meeting and the results were as follows:

    (1) Approval of the Sun Healthcare Group, Inc. 1995 Non-Employee Directors' Stock Option Plan.

     For         Against     Abstain    Non-Vote
- -------------  -----------  ---------  -----------
30,141,233       1,135,773    324,696    8,876,191

    (2) Approval of the Sun Healthcare Group, Inc. 1996 Combined Incentive and Nonqualified Stock Option Plan.

     For         Against     Abstain    Non-Vote
- -------------  -----------  ---------  -----------
24,154,866       7,117,336    331,852    8,873,839

    (3) Ratification of the selection of Arthur Andersen, LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for 1996.

     For        Against     Abstain
- -------------  ---------  -----------
38,451,222       103,565    1,923,106

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1)     Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and Sunrise
           Healthcare Corporation for Oaks Health & Rehabilitation Center.
(10.2)     Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and Sunrise
           Healthcare Corporation for Jones Health & Rehabilitation Center.

(11.1)     Computation of Earnings per Share.
(27.1)     Financial Data Schedule

(b) Reports on Form 8-K

Report dated June 30, 1996, reporting the acquisition of H.T.A. of New York, Inc. and H.T.A. of New Jersey, Inc., 3270262 Canada, Inc., and Aqua Rehabilitation, Inc. and the purchase of additional minority interests in Ashbourne PLC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUN HEALTHCARE GROUP, INC.

                                          By:        /s/ ROBERT D. WOLTIL*

                                             -----------------------------------
                                                      Robert D. Woltil
                                                  SENIOR VICE-PRESIDENT OF
                                                   FINANCIAL SERVICES AND
                                                   CHIEF FINANCIAL OFFICER

Date: August 12, 1996

- ------------------------
*   Signing on the behalf of the Registrant and as principal financial officer.