Form 10-Q
period 1996-09-30
SUN HEALTHCARE GROUP INC
filed 1996-11-14
CIK 904978

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

              Yes /X/                                   No / /

       As of November 6, 1996, there were 49,109,613 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                  INDEX
            FORM 10-Q -- FOR THE QUARTER ENDED SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

                       PART I.  FINANCIAL INFORMATION

                                                                  Page Numbers

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995                    3-4

              Consolidated Statements of Earnings
              For the three and nine months ended
              September 30, 1996 and 1995                                 5-6

              Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1996 and 1995       7-8

              Notes to Consolidated Financial Statements                 9-17

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             18-34


                       PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                            35

Item 6.       Exhibits and Reports on Form 8-K                             35

Signatures                                                                 36

Part 1.   Financial Information
Item 1

                       SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                    September 30,       December 31,
                               ASSETS                    1996               1995
                                                    -------------       ------------
                                                    (In thousands, except share data)
Current assets:
  Cash and cash equivalents                            $21,420           $23,102
  Restricted cash                                        2,247             1,914
  Accounts receivable, net of allowance for
    doubtful accounts of $13,873 as of
    September 30, 1996 and $11,035 as of
    December 31, 1995                                  266,416           236,797
  Other receivables                                     19,358            29,976
  Prepaids and other assets                             18,434            18,300
  Deferred tax asset                                    18,455            27,098
                                                     ---------         ---------
     Total current assets                              346,330           337,187
                                                     ---------         ---------
Property and equipment, net                            227,518           201,132
Restricted cash                                             --             8,132
Goodwill, net                                          411,754           421,660
Other assets, net                                      108,384            62,856
Deferred tax asset                                       5,742             8,902
                                                     ---------         ---------
      Total assets                                  $1,099,728        $1,039,869
                                                    ----------        ----------
                                                    ----------        ----------

See accompanying notes to consolidated financial statements.
(Continued on next page)

                       SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                                      September 30,       December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                 1996               1995
                                                      -------------       ------------
                                                      (In thousands, except share data)
Current liabilities:
  Current portion of long-term debt                       $15,198            $10,417
  Accounts payable                                         21,532             33,000
  Accrued compensation and benefits                        37,026             23,742
  Workers' compensation accrual                             4,813              6,339
  Other accrued liabilities                                21,731             26,542
  Litigation settlement                                    24,000                 --
                                                         --------           --------
     Total current liabilities                            124,300            100,040
                                                         --------           --------
Long-term debt, net of current portion                    384,869            348,460
Other long-term liabilities                                14,854             17,052
                                                         --------           --------
     Total liabilities                                    524,023            465,552
                                                         --------           --------
Minority interest                                           2,679              5,275

Commitments and contingencies

Stockholders' equity:
   Preferred stock of $.01 par value,
        authorized 5,000,000 shares,
        none issued                                            --                 --
   Common stock of $.01 par value, authorized
        100,000,000 shares, 51,134,729 and
        47,916,367 shares issued at September 30,
        1996 and December 31, 1995, respectively              512                479
   Additional paid-in capital                             609,765            568,054
   Retained earnings                                       26,920                777
   Cumulative translation adjustment                          286               (268)
                                                         --------           --------
                                                          637,483            569,042
                                                         --------           --------
   Less:
       Common stock held in treasury, at cost
         2,030,116 shares as of September 30, 1996         25,069                 --
       Employee benefit trust, at market
         3,029,855 shares as of September 30, 1996         39,388                 --
                                                        ---------           --------

       Total stockholders' equity                         573,026            569,042
                                                        ---------           --------
       Total liabilities and stockholders'
         equity                                        $1,099,728         $1,039,869
                                                       ----------         ----------
                                                       ----------         ----------

See accompanying notes to consolidated financial statements.

                          SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Three Months Ended September 30,
                                                                1996           1995
                                                        ---------------  ----------------
                                                        (In thousands, except share data)

Total net revenues                                            $340,508           $289,273
                                                        --------------   ----------------
Costs and expenses:

  Operating                                                    279,348            235,508
  Corporate general and administrative                          16,012             12,466
  Provision for losses on accounts receivable                    2,503              1,146
  Depreciation and amortization                                  8,338              7,011
  Interest, net                                                  6,077              5,783
  Litigation settlement                                         24,000                 --
                                                             ---------            -------
       Total costs and expenses                                336,278            261,914
                                                             ----------           -------
Earnings before income taxes                                     4,230             27,359

Income taxes                                                     9,792             10,944
                                                             ---------           --------
  Net earnings (loss)                                          ($5,562)           $16,415
                                                             ---------           --------
                                                             ---------           --------
Net earnings (loss) per common and common equivalent share:
  Primary                                                       ($0.12)             $0.34
                                                             ---------           --------
                                                             ---------           --------
  Fully diluted                                                 ($0.12)             $0.33
                                                             ---------           --------
                                                             ---------           --------
Weighted average number of common and common equivalent
  shares outstanding:
  Primary                                                       46,061             48,247
                                                             ---------           --------
                                                             ---------           --------
  Fully diluted                                                 46,061             52,961
                                                             ---------           --------
                                                             ---------           --------

See accompanying notes to consolidated financial statements.

                       SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Nine Months Ended September 30,
                                                                1996           1995
                                                        ---------------  ----------------
                                                        (In thousands, except share data)

Total net revenues                                             $986,251          $824,987
                                                        ---------------  ----------------
Costs and expenses:

  Operating                                                     811,210           673,094
  Corporate general and administrative                           45,189            37,382
  Provision for losses on accounts receivable                     4,967             3,423
  Depreciation and amortization                                  24,826            19,956
  Interest, net                                                  18,987            15,398
  Litigation settlement                                          24,000                --
  Merger expenses                                                    --             5,800
  Conversion expense                                                 --             3,256
                                                              ---------          --------
       Total costs and expenses                                 929,179           758,309
                                                              ---------          --------
Earnings before income taxes and extraordinary loss              57,072            66,678

Income taxes                                                     30,929            30,696
                                                              ---------          --------
  Net earnings before extraordinary loss                         26,143            35,982

Extraordinary loss from early extinguishment of debt,
  net of income tax benefit of $2,372                                --            (3,413)
                                                              ---------          --------
  Net earnings                                                  $26,143           $32,569
                                                              ---------          --------
                                                              ---------          --------
Pro forma data:
  Historical earnings before income taxes and extraordinary loss                  $66,678
  Pro forma income taxes                                                           30,926
                                                                                 --------
  Pro forma net earnings before extraordinary loss                                 35,752
  Extraordinary loss                                                               (3,413)
                                                                                 --------
  Pro forma net earnings                                                          $32,339
                                                                                 --------
                                                                                 --------
Net earnings per common and common equivalent share:
  Primary
       Net earnings before extraordinary loss                     $0.56             $0.74
       Extraordinary loss                                            --             (0.07)
                                                              ---------          --------
       Net earnings                                               $0.56             $0.67
                                                              ---------          --------
                                                              ---------          --------
  Fully diluted
       Net earnings before extraordinary loss                     $0.56             $0.72
       Extraordinary loss                                            --             (0.06)
                                                              ---------          --------
       Net earnings                                               $0.56             $0.66
                                                              ---------          --------
                                                              ---------          --------
Weighted average number of common and common equivalent
  shares outstanding:
       Primary                                                   46,979            48,131
                                                              ---------          --------
                                                              ---------          --------
       Fully diluted                                             51,707            52,926
                                                              ---------          --------
                                                              ---------          --------

See accompanying notes to consolidated financial statements.

                      SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended September 30,
                                                                 1996              1995
                                                              ----------         ---------
                                                                      (In thousands)

Cash flows from operating activities:                            (In thousands)
  Net earnings                                                  $26,143           $32,569
  Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities -
      Litigation settlement                                      24,000                --
      Extraordinary loss                                             --             5,785
      Conversion expense                                             --             3,256
      Depreciation and amortization                              24,826            19,956
      Provision for losses on accounts receivable                 4,967             3,423
      Other, net                                                 (1,715)           (1,205)
      Changes in operating assets and liabilities:
        Accounts receivable                                     (33,360)          (69,510)
        Other current assets                                     (6,397)           (4,094)
        Other current liabilities                                (5,793)          (12,948)
        Income taxes payable                                     22,969            17,372
                                                               ---------         ---------
        Net cash provided by (used for) operating activities     55,640            (5,396)
                                                               ---------         ---------
Cash flows from investing activities:
      Capital expenditures, net                                 (35,201)          (74,106)
      Acquisitions, net of cash acquired                        (52,898)          (12,465)
      Purchases of minority interest in Ashbourne PLC           (10,174)          (25,874)
      Purchase of minority interest in OmniCell
        Technologies, Inc.                                      (25,332)               --
      Net proceeds from sale of SunSurgery Corporation           24,828                --
      Proceeds from sale and lease back of property
        and equipment                                            33,794            78,935
      Proceeds from operations and sale of assets held
        for sale                                                     --            32,049
      Other assets expenditures                                 (12,824)          (13,772)
                                                               ---------         ---------
        Net cash used for investing activities                  (77,807)          (15,233)
                                                               ---------         ---------
Cash flows from financing activities:
      Long-term debt borrowings                                  49,223           169,943
      Long-term debt repayments                                  (5,007)         (106,733)
      Repurchase of 11 3/4% Senior Subordinated Notes
        due 2002                                                     --           (89,370)
      Conversion of 6 1/2% Convertible Subordinated
        Debentures due 2003                                          --           (16,859)
      Proceeds from issuance of common stock                      1,356               884
      Purchases of treasury stock                               (25,069)               --
      Other financing activities                                   (100)           (1,793)
      Distribution of prior S corporation earnings                   --              (333)
                                                               ---------         ---------
        Net cash provided by (used for) financing activities     20,403           (44,261)
                                                               ---------         ---------
Effect of exchange rate on cash and cash equivalents                 82                --
                                                               ---------         ---------
Net decrease in cash and cash equivalents                        (1,682)          (64,890)

Cash and cash equivalents at beginning of period                 23,102            78,738
                                                               ---------        ---------
Cash and cash equivalents at end of period                      $21,420           $13,848
                                                               ---------        ---------
                                                               ---------        ---------

See accompanying notes to consolidated financial statements.
(Continued on next page)


                          SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended September 30,
                                                                                                  1996                 1995
                                                                                               -----------           ----------
Supplemental disclosure of cash flow information (in thousands):

       Cash paid during period for:

       Interest, net of $974 and $2,754 capitalized in the nine
         months ending September 30, 1996 and 1995, respectively                                  $21,971               $21,576
                                                                                                ----------             ---------
                                                                                                ----------             ---------
       Income taxes                                                                                $7,960               $10,952
                                                                                                ----------             ---------
                                                                                                ----------             ---------

Supplementary schedule of non-cash investing and financing activities:
  (in thousands, except share data)

       In January 1995, the Company issued 1,582,905 shares of its Common Stock upon the conversion of $39,449 of principal amount of 6 1/2% Convertible
         Subordinated Debentures (Note 5).

       The Company's acquisitions during the nine months ended September 30, 1996 and 1995, involved the following (in thousands):

       Value of assets acquired                                                                   $59,246               $23,703
       Liabilities assumed                                                                         (5,387)               (3,196)
       Value of stock issued                                                                         (961)               (8,042)
                                                                                                 ---------              --------
       Cash payments made, net of cash received from others:                                      $52,898               $12,465
                                                                                                 ---------              --------
                                                                                                 ---------              --------

See accompanying notes to consolidated financial statements.

              SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

       In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's Amended Annual Report on Form 10-K/A-1 for the year ended December 31, 1995. In the Form 10-K/A-1, the Company restated its financial statements for the years ending December 31, 1994 and 1995 in order to assign a portion of certain accounts receivable write-offs that were reported in the fourth quarter of 1995 to the fourth quarter of 1994. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

2.     ACQUISITIONS

       On May 5, 1995, a wholly owned subsidiary of the Company merged with and into Golden Care, Inc. ("Golden Care"). Golden Care provides respiratory therapy services to long-term and subacute care facilities. Under the terms of the merger agreement, the Company issued 2,106,904 shares of its common stock in exchange for all of the outstanding common stock of Golden Care.
The merger was accounted for as a pooling of interests and accordingly, the Company's September 30, 1995 financial statements include the accounts and operations of Golden Care for all periods prior to the merger.

       On June 21, 1995, a wholly owned subsidiary of the Company merged with and into CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides temporary staffing of physical, occupational and speech therapists to the health care industry. Under the terms of the merger agreement, the Company issued 6,080,600 shares of its common stock in exchange for all the outstanding common stock of CareerStaff. The merger was accounted for as a pooling of interests, and accordingly, the Company's September 30, 1995 financial statements include the accounts and operations of CareerStaff for all periods prior to the merger.

       Separate results of the combining entities for periods prior to the combinations are as follows except as described in Note (a) below (dollars in thousands):

                                                          NINE MONTHS
                                                             ENDED
                                                       SEPTEMBER 30, 1995
                                                       ------------------
Net revenues:
       Sun                                                  $774,811
       CareerStaff                                            45,116
       Golden Care                                             5,675
       Less intercompany revenues                               (615)
                                                            --------
                                                            $824,987
                                                            --------
                                                            --------
Net earnings:
       Sun                                                   $29,676
       CareerStaff                                             2,319
       Golden Care                                               574
                                                            --------
                                                             $32,569
                                                            --------
                                                            --------

Pro forma net earnings (See Note 8):
       Sun                                                   $29,676
       CareerStaff                                             2,319
       Golden Care                                               344
                                                            --------
                                                             $32,339
                                                            --------
                                                            --------
___________

(a) Sun's results for the nine months ended September 30, 1995 include the results of CareerStaff and Golden Care and the elimination of the intercompany revenues for the period following the consummation of each of the mergers and is presented before the extraordinary loss from early extinguishment of debt.

       During the nine months ended September 30, 1996, the Company acquired ownership of or leasehold rights to or the management of 13 long-term care facilities in the United Kingdom and 22 long-term care facilities in the United States, net of three long-term care facilities whose leasehold rights were sold in the second quarter of 1996. During the nine months ended September 30, 1996, the Company also acquired eleven outpatient rehabilitation clinics in Canada, three pharmacies in the United States and two pharmacies in the United Kingdom. The pro forma impact of these acquisitions was immaterial.

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

4.     COMMITMENTS

       As of September 30, 1996, the Company had capital commitments of approximately $14,833,000 including various contracts related to improvements to existing facilities and the construction of one new long-term care facility in the United States and capital commitments of approximately 6,516,000 British pounds ($10,200,000 as of September 30, 1996) including various contracts related to the development and construction of seven new long-term care facilities in the United Kingdom.

5.     LONG-TERM DEBT

       In October 1996, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with certain banks, including NationsBank of Texas, N.A. as administrative lender. The Credit Facility provides up to $490,000,000 in a revolving line of credit and letters of credit. The Credit Facility expires on October 28, 2001 and is collateralized by a pledge of the stock of the majority of the Company's subsidiaries. Borrowings bear interest at either the prevailing prime rate or the LIBOR rate plus 0.5% to 1.5% depending on the Company's consolidated debt to cash flow coverage ratio. The Credit Facility, among other things,
(i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. The Company had $220,000,000 of outstanding borrowings and $16,850,000 of outstanding standby letters of credit under its former Credit Facility at September 30, 1996.

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

       In January 1995, $39,449,000 of the 6 1/2% Convertible Subordinated Debentures due 2003 (the "6 1/2% Debentures") were converted. Pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures, the Company paid $13,603,000 and issued 1,582,905 shares of the Company's common stock to the converting holder. In addition, the Company paid a $3,256,000 conversion fee plus accrued interest to the converting holder, which was expensed in the first quarter of 1995, to induce conversion. Conversion of the remaining $22,409,000 of the outstanding 6 1/2% Debentures would require the issuance of an additional 899,170 shares of the Company's common stock and a payment of $7,727,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures.

6.     EMPLOYEE BENEFIT PLANS

       (A)    GRANTOR STOCK TRUST

       In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37,700,000. The Trust will be used to fund future obligations under certain of the Company's benefit plans. The sale of the shares was recorded as an increase in stockholders' equity with a corresponding reduction for the shares held by the Trust. As employee benefits are satisfied, the number of shares held by the Trust is reduced and stockholders' equity correspondingly increases.

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

       As of September 30, 1996, 20,145 shares had been released from the Trust.

       (B)    STOCK OPTION PLAN

       During the first quarter of 1996, the Company adopted the 1996 Combined Incentive and Nonqualified Stock Option Plan (the "Plan"). The Plan reserves 3,000,000 shares of the Company's common stock for future issuance pursuant to the grant of stock options and authorizes the Board of Directors or a committee appointed by the Board of Directors to administer the Plan and to grant to certain employees, officers and consultants of the Company incentive stock options or nonqualified stock options at an exercise price not less than the fair market value per share of the Company's common stock at the date of grant and to determine a schedule of vesting. Each option grant under the Plan expires not later than ten years from the date of grant.
 As of September 30, 1996, options to purchase 148,000 shares were outstanding under the Plan.

7.     COMMON STOCK REPURCHASE

       In the first quarter of 1996, the Company repurchased 2,030,116 shares of its outstanding common stock at a cost, including commissions, of $25,069,000.

8.     PRO FORMA INCOME TAXES

       For financial reporting purposes, a pro forma provision for income taxes has been reflected in the accompanying consolidated statements of earnings to present taxes on the results of operations for Golden Care for the period from January 1, 1995 to May 5, 1995, as if Golden Care had not elected S corporation status and was subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status. Golden Care terminated its S corporation status for Federal and state income tax purposes upon merging with the Company on May 5, 1995.

9.     NET EARNINGS PER SHARE

       Net earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period including the common stock transactions of CareerStaff and Golden Care plus the effect, if dilutive, of incremental shares of common stock contingently issuable with respect to stock options.

       Fully diluted net earnings is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of January 1, 1995. Net earnings is adjusted for the interest on the debentures, net of the interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits. Due to the loss for the three months ended September 30, 1996, fully diluted net earnings was based upon the weighted average number of common shares outstanding during the period.

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

       The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the government is also reviewing claims filed by its long-term care subsidiary with respect to these services and is seeking to determine whether the long-term care subsidiary properly disclosed its relationship with the rehabilitation therapy subsidiary and properly reported the costs of its transactions with the rehabilitation therapy subsidiary. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. From time to time the negative publicity surrounding the government investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation business, which has resulted in higher than required therapist staffing levels and has affected the private pay enrollment in certain in-patient facilities. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the government investigation will have a material adverse effect on the Company's results of operations or financial condition.

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

       In October 1996, the Company reached an agreement in principle to settle these class action lawsuits which resulted in the Company recording a $24,000,000 pretax charge relating to the settlement. The settlement is subject to the execution of definitive documentation and court approval. The Company expects a portion of the settlement to be paid by its insurance carrier. The amount which will be paid by the insurance carrier, once determined, will be recorded as a reduction of the settlement cost.

       On or about January 23, 1996, two former stockholders of Golden Care filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the OIG investigation and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which Sun agreed to register the shares for resale by such former Golden Care stockholders. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss. The Company believes it has meritorious defenses to the Complaint. There can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger.

       On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant.
On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. Brickell Partners filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have not yet responded to that new complaint. The Company believes it has meritorious defenses to the new complaint.

       The Company believes the Golden Care Litigation and the derivative action will not have a material adverse impact on its results of operations or financial condition, although the unfavorable resolution of either of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period.

11.    SUMMARIZED FINANCIAL INFORMATION

       Summarized financial information of The Mediplex Group, Inc. ("Mediplex"), whose 6 1/2% Debentures and 11 3/4% Notes became a co-obligation between Sun and Mediplex subsequent to the acquisition of Mediplex by Sun on June 23, 1994, is provided below (in thousands):

                                    September 30,        December 31,
                                       1996                 1995
                                    -------------        ------------
Current assets                        $108,403             $130,794
Noncurrent assets                      434,051              461,592
Current liabilities                     27,310               34,823
Noncurrent liabilities                  83,659               91,150
Due to parent                          142,675              168,222

                                           Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                       -------------------------           --------------------------
                                        1996              1995               1996              1995
                                       --------         --------           --------          --------
                                                               (In thousands)

Net revenues                           $118,127         $113,331           $351,298          $326,683
Costs and expenses                      107,628          101,792            320,803           300,689
                                        -------          -------           --------          --------
Earnings before intercompany
  charges, income taxes and
  extraordinary loss                    10,499            11,539             30,495            25,994
Intercompany charges (1)                13,933            29,478             39,859            37,530
                                       -------           -------           --------          --------
Earnings (loss) before income
  taxes and extraordinary loss          (3,434)           (17,939)           (9,364)          (11,536)
Income taxes (benefit)                    (702)            (4,520)           (1,685)             (407)
                                       -------            -------          --------          --------
Net earnings (loss) before
  extraordinary loss                    (2,732)           (13,419)           (7,679)          (11,129)
Extraordinary loss, net of
  income tax benefit                         -                  -                 -            (3,413)
                                       -------            -------          --------          --------
Net earnings (loss)                    ($2,732)          ($13,419)          ($7,679)         ($14,542)
                                       -------            -------          --------          --------
                                       -------            -------          --------          --------
___________


(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $8,512,000 and $10,047,000 for the three months ended September 30, 1996 and 1995, respectively, and $24,635,000 and $18,099,000 for the nine months ended September 30, 1996 and 1995, respectively. On September 30, 1995, Sun and Mediplex finalized licensing agreements and financing agreements which were effective January 1, 1995. Royalty fees charged to Mediplex for the three and nine months ended September 30, 1996 for the use of Sun trademarks were $1,698,000 and $4,940,000, respectively. Royalty fees charged to Mediplex in the third quarter of 1995 for the use of Sun trademarks during 1995 were $3,489,000. Intercompany interest charged to Mediplex for the three and nine months ended September 30, 1996 for advances from Sun was $3,723,000 and $10,284,000, respectively. Intercompany interest charged to Mediplex in the third quarter of 1995 for advances from Sun during 1995 was $15,942,000. Prior to September 30, 1995, Sun did not charge Mediplex for the licensing agreements and the financing agreements.

ITEM 2.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company, whose subsidiaries began operations in 1989 with the acquisition of seven long-term care facility operations, has achieved significant growth through acquisitions of long-term and subacute care facilities ("facilities") and the provision of therapy and pharmaceutical services. The Company's strategy is to increase profitability through the provision of ancillary services such as rehabilitation and respiratory therapy and pharmacy to both affiliated and nonaffiliated facilities. These ancillary services have significantly higher margins than the margins associated with routine services provided to residents of facilities. The Company's earnings growth historically has resulted from its acquisition of facilities, expansion of ancillary services through acquisitions, use of its long-term care operations as a base for expansion of ancillary services and provision of ancillary services to nonaffiliated facilities.

       The Company's results of operations for the three and nine months ended September 30, 1996, as compared to the results of operations for the three and nine months ended September 30, 1995, reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services and the growth of the Company's pharmaceutical service operations. On May 5, 1995, the Company acquired Golden Care, Inc. ("Golden Care"), a provider of respiratory therapy services to facilities, and on June 21, 1995, the Company acquired CareerStaff Unlimited, Inc. ("CareerStaff"), a provider of temporary staffing of physical, occupational and speech therapists to the health care industry. Both transactions were accounted for as poolings of interest; accordingly, the Company's financial condition and results of operations for the three and nine months ended September 30, 1995, reflect the combined operations.

       At September 30, 1995, the Company operated or managed 149 long-term and subacute care facilities with 16,010 licensed beds, including 27 long-term care facilities with 1,332 registered beds in the United Kingdom. Between September 30, 1995 and September 30, 1996, the Company acquired or developed 48 long-term and subacute care facilities with 5,204 licensed beds and sold the operating lease rights to three long-term care facilities with 462 licensed beds.

       The Company's therapy service operations include the provision of physical, occupational and speech therapy, and the provision of respiratory care and distribution of related equipment and supplies. At September 30, 1996, the Company provided its therapy services to 705 nonaffiliated facilities, an increase of 71 facilities from the 634 nonaffiliated facilities serviced at September 30, 1995.

       At September 30, 1996 and 1995, the Company's temporary therapy staffing operations had 20 and 18 division offices, respectively.

       Between September 30, 1995 and September 30, 1996, the Company acquired a regional pharmacy in Florida and developed two regional pharmacies in Massachusetts and Texas.

The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                     September 30,
                                                                  ------------------
                                                                   1996        1995
                                                                  -----        -----
Long-term and Subacute Care Facility Operations
  Long-term and subacute care facilities:
     Domestic operations (including managed facilities)             153          122
     Foreign operations                                              41           27
                                                                    ---          ---
        Total                                                       194          149
                                                                    ---          ---
                                                                    ---          ---
  Licensed beds:
     Domestic operations (including managed facilities)          18,720       14,678
     Foreign operations                                           2,032        1,332
                                                                 ------       ------
        Total                                                    20,752       16,010
                                                                 ------       ------
                                                                 ------       ------
Therapy Service Operations:
     Nonaffiliated facilities served                                705          634
     Affiliated facilities served                                   146          118
                                                                 ------       ------
        Total                                                       851          752
                                                                 ------       ------
                                                                 ------       ------
Temporary Therapy Staffing Service Operation
  Hours billed to nonaffiliates:
     Three months ended September 30,                           638,664      530,027
     Nine months ended September 30,                          1,774,150    1,453,298

Pharmaceutical Operations:
     Nonaffiliated facilities served                                329          261
     Affiliated facilities served                                   109          107
                                                                 ------       ------
        Total                                                       438          368
                                                                 ------       ------
                                                                 ------       ------

RESULTS OF OPERATIONS

       The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                     Three Months Ended                                 Nine Months Ended
                                                        September 30,                                      September 30,
                                           ---------------------------------------        ---------------------------------------
                                                 1996                  1995                     1996                   1995
                                           -----------------     -----------------        -----------------    ------------------
Long-term and subacute
       care services                       $215,071      63%     $192,853       67%       $626,857      64%    $555,261       67%
Therapy services to
       nonaffiliates                         56,559      17        43,057       15         162,859      17      122,310       15
Temporary therapy staffing
       services to nonaffiliates             31,360       9        25,634        9          85,795       9       70,135        9
Pharmaceutical services to
       nonaffiliates                         18,706       5        13,405        5          51,198       5       36,035        4
Foreign operations                           15,987       5         6,565        2          41,830       4       17,796        2
Ambulatory surgery                                -       -         6,456        2          11,857       1       19,453        2
Management fees and other                     2,825       1         1,303        -           5,855       -        3,997        1
                                           --------     ----     --------      ----       --------     ----    --------      ----
              Total net revenues           $340,508     100%     $289,273      100%       $986,251     100%    $824,987      100%
                                           --------     ----     --------      ----       --------     ----    --------      ----
                                           --------     ----     --------      ----       --------     ----    --------      ----


       Revenues for the long-term and subacute care services include revenues billed to patients for therapy services and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $29,201,000 and $24,868,000 for the three months ended September 30, 1996 and 1995, respectively, and $83,733,000 and $67,376,000 for the nine months ended September 30, 1996 and 1995, respectively. Revenues billed to affiliated facilities for pharmaceutical services were $4,594,000 and $4,031,000 for the three months ended September 30, 1996 and 1995, respectively, and $14,164,000 and $9,964,000 for the nine months ended September 30, 1996 and 1995, respectively.

       The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:


                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                ------------------         -----------------
                                                                1996          1995         1996         1995
                                                                ----          ----         ----         ----

Total net revenues                                              100%          100%         100%         100%
                                                                ----          ----         ----         ----
Costs and expenses:
       Operating                                                82.0          81.4         82.3         81.6
       Corporate general and administrative                      4.7           4.3          4.6          4.5
       Provision for losses on accounts receivable               0.7           0.4          0.5          0.4
       Depreciation and amortization                             2.5           2.4          2.5          2.4
       Interest, net                                             1.8           2.0          1.9          1.9
       Litigation settlement                                     7.1            --          2.4           --
       Merger expenses                                            --            --           --          0.7
       Conversion expense                                         --            --           --          0.4
                                                                ----          ----         ----         ----
              Total costs and expenses                          98.8          90.5         94.2         91.9
                                                                ----          ----         ----         ----
Earnings before income taxes and
          extraordinary loss                                     1.2           9.5          5.8          8.1
Income taxes (1)                                                 2.8           3.8          3.1          3.8
                                                                ----          ----         ----         ----
       Net earnings before extraordinary loss                   (1.6)          5.7          2.7          4.3
Extraordinary loss                                                --            --           --          0.4
                                                                ----          ----         ----         ----
       Net earnings                                             (1.6)%         5.7%         2.7%         3.9%
                                                                ----          ----         ----         ----
                                                                ----          ----         ----         ----
___________



(1) Income taxes for the nine months ended September 30, 1995, reflects pro forma taxes of Golden Care prior to its election to be taxed as a C Corporation, which occurred in May 1995.

       The results of the Company's ambulatory surgery operations are immaterial to the Company's consolidated results, and therefore this discussion excludes any description of the results of the Company's ambulatory surgery operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

       Total net revenues for the three months ended September 30, 1996 increased 18% from $289,273,000 for the three months ended September 30, 1995 to $340,508,000.

       Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased 12% from $192,853,000 for the three months ended September 30, 1995 to $215,071,000 for the three months ended September 30, 1996. Approximately $16,219,000 of this increase resulted from 20 facilities acquired or opened since

September 30, 1995 and two facilities opened during the three months ended September 30, 1995. Net revenue increases of $12,302,000 were primarily attributable to an increase in revenue per patient day since September 30, 1995 on a same facility basis for the 117 facilities in operation all of the three months ended September 30, 1996 and 1995. The increase in revenue per patient day was a result of overall rate increases and the expansion of subacute services since September 30, 1995. The increase was offset by a $6,303,000 reduction in net revenues due to the disposition of three facilities in the second quarter of 1996.

       Net revenues from therapy services increased 31% from $43,057,000 for the three months ended September 30, 1995 to $56,559,000 for the three months ended September 30, 1996 primarily as a result of an increase in the number of nonaffiliated facilities served from 634 facilities at September 30, 1995 to 705 facilities at September 30, 1996.

       Net revenues from temporary therapy staffing services increased 22% from $25,634,000 for the three months ended September 30, 1995 to $31,360,000 for the three months ended September 30, 1996 primarily as a result of an increase in service hours billed to nonaffiliates from 530,027 hours in 1995 to 638,664 hours in 1996. The increase in service hours billed was attributable primarily to new offices established through acquisitions and to the increase of services at division offices open for over a year.

       Net revenues from pharmaceutical services increased 40% from $13,405,000 for the three months ended September 30, 1995 to $18,706,000 for the three months ended September 30, 1996. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 261 at September 30, 1995 to 329 at September 30, 1996. The increase in nonaffiliated facilities served was attributable primarily to three pharmacies acquired or opened since September 30, 1995 and one pharmacy acquired during the three months ended September 30, 1995.

       Net revenues from foreign operations increased 144% from $6,565,000 for the three months ended September 30, 1995 to $15,987,000 for the three months ended September 30, 1996. The growth in net revenues was attributable primarily to the acquisition of Columbia Health Care Inc., a provider of outpatient rehabilitation therapy, in November 1995. The growth in net revenues was also attributable to the 14 facilities acquired or opened since September 30, 1995 and the five facilities acquired or opened during the three months ended September 30, 1995.

       Operating expenses, which includes rent expense of $23,322,000 and $17,638,000 for the three months ended September 30, 1996 and 1995, respectively, increased 19% from $235,508,000 for the three months ended September 30, 1995 to $279,348,000 for the three months ended September 30, 1996. The increase resulted primarily from the net increase of 31 leased or owned facilities and 7 leased or owned facilities during the three months ended September 30, 1995 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues increased from 81.4% for the three months ended September 30, 1995 to 82.0% for the three months ended September 30, 1996. This increase was primarily attributable to increased operating costs without a corresponding increase in billing rates due to competitive pressures. The increase can also be attributed to newly developed facilities since July 1, 1995 which, during the integration period, have experienced lower operating margins as the Company implements its operating strategies.

       Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 28% from $12,466,000 for the three months ended September 30, 1995 to $16,012,000 for the three months ended September 30, 1996. As a percentage of net revenues, corporate general and administrative expenses increased from 4.3% for the three months ended September 30, 1995 to 4.7% for the three months ended September 30, 1996. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies. The increase was also due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities which the Company entered into a management agreement during the three months ended September 30, 1996.

       The provision for losses on accounts receivable increased 118% from $1,146,000 for the three months ended September 30, 1995 to $2,503,000 for the three months ended September 30, 1996. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the three months ended September 30, 1995 to 0.7% for the three months ended September 30, 1996. The increase is primarily attributable to an increase in the Company's accounts receivable reserve in response to a slow down in collections from non-affiliated facilities for therapy services due to delays in Payment by the non-affiliated facilities' Medicare fiscal intermediary (see Liquidity and Capital Resources).

       Depreciation and amortization increased 19% from $7,011,000 for the three months ended September 30, 1995 to $8,338,000 for the three months ended September 30, 1996. As a percentage of net revenues, depreciation and amortization expense remained relatively constant at 2.5% and 2.4% for the three months ended September 30, 1996 and 1995, respectively.

       Net interest expense increased 5% from $5,783,000 for the three months ended September 30, 1995, to $6,077,000 for the three months ended September 30, 1996. As a percentage of net revenues, interest expense remained relatively constant at 1.8% and 2.0% for the three months ended September 30, 1996 and 1995, respectively.

       In October 1996, the Company reached an agreement in principle to settle certain securities class-action lawsuits, filed in 1995, against the Company and certain of its current and former directors. This agreement resulted in the Company recording a $24,000,000 charge relating to the settlement. This settlement is subject to the execution of definitive documentation and court approval. The Company expects a portion of the settlement to be paid by its insurance carrier. The amount which will be paid by the insurance carrier, once determined, will be recorded as a reduction of the settlement cost.

       The Company's effective tax rate was 40% for the three months ended September 30, 1996 and 1995 excluding the effect of the non-recurring charge for the shareholder litigation settlement. A portion of the settlement will be tax deductible; however, the ultimate deductibility of the settlement cannot be determined at this time. The tax provision for the third quarter includes management's estimate of the deductibility of the settlement.

       The Company recorded a loss of $5,562,000 for the three months ended September 30, 1996 as compared to net earnings of $16,415,000 for the three months ended September 30, 1995. Net earnings before nonrecurring charges increased 3% from $16,415,000 for the three months ended September 30, 1995 to $16,938,000 for the three months ended September 30, 1996 before the litigation settlement charge. As a percentage of net revenues before the litigation settlement charge, net earnings decreased from 5.7% for the three months ended September 30, 1995 to 5.0% for the three months ended September 30, 1996. The decline in net earnings as a percentage of net revenues was primarily due to decreased operating margins, an increase in corporate general and administrative expenses, and an increase in the provision for losses on accounts receivable as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

       Total net revenues for the nine months ended September 30, 1996 increased 20% from $824,987,000 for the nine months ended September 30, 1995 to $986,251,000.

       Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased 13% from $555,261,000 for the nine months ended September 30, 1995 to $626,857,000 for the nine months ended September 30, 1996. Approximately $63,089,000 of this increase resulted from 20 facilities acquired or opened since September 30, 1995 and seven facilities acquired or opened during the nine months ended September 30, 1995. Net revenue increases of $20,297,000 were primarily due to an increase in revenue per patient day since September 30, 1995 on a same facility basis for the 112 facilities in operation all of the nine months ended September 30, 1996 and 1995. The increase in revenue per patient day was a result of overall rate increases and the expansion of subacute services since September 30, 1995. The increase was offset by a $11,790,000 reduction in net revenues due to the disposition of three facilities in the second quarter of 1996.

       Net revenues from therapy services increased 33% from $122,310,000 for the nine months ended September 30, 1995, to $162,859,000 for the nine months ended September 30, 1996 primarily as a result of an increase in the number of nonaffiliated facilities served from 634 facilities at September 30, 1995 to 705 facilities at September 30, 1996.

       Net revenues from temporary therapy staffing services increased 22% from $70,135,000 for the nine months ended September 30, 1995 to $85,795,000 for the nine months ended September 30, 1996 primarily as a result of an increase in service hours billed to nonaffiliates from 1,453,298 hours in 1995 to 1,774,150 hours in 1996. The increase in service hours billed was attributable primarily to the increase of services at division offices open for over a year and to new offices established through acquisitions.

       Net revenues from pharmaceutical services increased 42% from $36,035,000 for the nine months ended September 30, 1995 to $51,198,000 for the nine months ended September 30, 1996. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 261 at September 30, 1995 to 329 at September 30, 1996. The increase in nonaffiliated facilities served was primarily the result of the opening or acquisition of ten pharmacies during 1996 and 1995.

       Net revenues from foreign operations increased 135% from $17,796,000 for the nine months ended September 30, 1995 to $41,830,000 for the nine months ended September 30, 1996. The growth in net revenues was attributable primarily to the acquisition of Columbia Health Care Inc., a provider of outpatient rehabilitation therapy, in November 1995. The growth in net revenues was also attributable to the 14 facilities acquired or opened since September 30, 1995 and the nine facilities acquired or opened during the nine months ended September 30, 1995.

       Operating expenses, which includes rent expense of $66,616,000 and $52,701,000 for the nine months ended September 30, 1996 and 1995 respectively, increased 21% from $673,094,000 for the nine months ended September 30, 1995 to $811,210,000 for the nine months ended September 30, 1996. The increase resulted primarily from the net increase of 31 leased or owned facilities since September 30, 1995 and 16 leased or owned facilities during the nine months ended September 30, 1995 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues increased from 81.6% for the nine months ended September 30, 1995 to 82.3% for the nine months ended September 30, 1996.
This increase was primarily attributable to increased operating costs without a corresponding increase in billing rates due to competitive pressures. The increase can also be attributed to newly developed facilities since January
1, 1995 which, during the integration period, have experienced lower operating margins as the Company implements its operating strategies.

       Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 21% from $37,382,000 for the nine months ended September 30, 1995 to $45,189,000 for the nine months ended September 30, 1996. As a percentage of net revenues, corporate general and administrative expenses increased from 4.5% for the nine months ended September 30, 1995 to 4.6% for the nine months ended September 30, 1996. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies. The increase was also due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities which the Company entered into a management agreement during the three months ended September 30, 1996.

       The provisions for losses on accounts receivable increased 45% from $3,423,000 for the nine months ended September 30, 1995 to $4,967,000 for the nine months ended September 30, 1996. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the nine months ended September 30, 1995 to 0.5% for the nine months ended September 30, 1996. The increase is primarily attributable to an increase in the Company's accounts receivable reserve in response to a slow down in collections from non-affiliated facilities for therapy services due to delays in payment by the non-affiliated facilities' Medicare fiscal intermediary (see Liquidity and Capital Resources).

       Depreciation and amortization increased 24% from $19,956,000 for the nine months ended September 30, 1995 to $24,826,000 for the nine months ended September 30, 1996. As a percentage of net revenues, depreciation and amortization expense remained relatively constant at 2.5% and 2.4% for the nine months ended September 30, 1996 and 1995, respectively.

       Net interest expense increased 23% from $15,398,000 for the nine months ended September 30, 1995 to $18,987,000 for the nine months ended September 30, 1996. As a percentage of net revenues, interest expense remained constant at 1.9% for the nine months ended September 30, 1996 and 1995, respectively.

       In October 1996, the Company reached an agreement in principle to settle certain securities class-action lawsuits, filed in 1995, against the Company and certain of its current and former directors. This agreement resulted in the Company recording a $24,000,000 charge relating to the settlement. This settlement is subject to the execution of definitive documentation and court approval. The Company expects a portion of the settlement to be paid by its insurance carrier. The amount which will be paid by the insurance carrier, once determined, will be recorded as a reduction of the settlement cost.

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

       The Company's effective tax rate was 40% for the nine months ended September 30, 1996 after excluding management's estimate of the nondeductible portion of the litigation settlement charge as compared to the pro forma effective tax rate of 41% for the nine months ended September 30, 1995 after excluding the nondeductible conversion fee, the nondeductible portion of the merger expenses and the deferred tax charge relating to the conversion of Golden Care from a S corporation to a C corporation upon merging with the Company. The pro forma provision for income taxes for the nine months ended September 30, 1995 reflects tax expense that would have been recorded if Golden Care had been subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status in May 1995. The decrease in effective tax rate was due to the reduced impact of the nondeductible portion of goodwill recorded in connection with the Mediplex merger.

       Net earnings was $26,143,000 for the nine months ended September 30, 1996 as compared to net earnings of $32,569,000 for the nine months ended September 30, 1995. Net earnings increased 8% from pro forma net earnings before the extraordinary loss for early extinguishment of debt, the conversion fee, the merger expenses, and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes of $45,025,000 for the nine months ended September 30, 1995 to $48,643,000 for the nine months ended September 30, 1996 before the litigation settlement charge. As a percentage of net revenues, net earnings were 4.9% for the nine months ended September 30, 1996 before the litigation settlement charge, as compared to 5.5% for the nine months ended September 30, 1995 before the extraordinary loss for early extinguishment of debt, the conversion fee, the merger expenses and the deferred income tax charge relating to Golden Care's conversion from a S corporation to a C corporation for income tax purposes. The decline in net earnings as a percentage of net revenues was primarily due to decreased operating margins, an increase in corporate general and administrative expenses, and an increase in the provision for losses on accounts receivable as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1996, the Company had working capital of $222,030,000, including cash and cash equivalents of $21,420,000, as compared to working capital of $237,147,000, including cash and cash equivalents of $23,102,000, at December 31, 1995. For the nine months ended September 30, 1996, net cash provided by operations was $55,640,000 compared to net cash used for operations for the nine months ended September 30, 1995 of $5,396,000. The net cash provided by operations for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 reflects the Company's growth in net earnings before the litigation settlement charge and a reduction in the Company's working capital requirements. This was offset by the net cash required to fund an increase in accounts receivable.

       The Company's accounts receivable have increased since January 1, 1996. Accounts receivable increased in part because of the growth in the therapy and institutional pharmaceutical services businesses since December 1995. Accounts receivable for rehabilitation services have increased significantly since January 1, 1996 and continue to increase disproportionately to the growth in revenue of that line of business. Collections of therapy services receivables from nonaffiliated facilities have slowed because payment is dependent primarily upon such facilities' receipt of payment from fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of such facilities' therapy claims.

       Accounts receivable also increased during the nine months ended
September 30, 1996 due to the increased number of filings for requests for additional reimbursement of costs based on exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs") for which payment has been delayed pending settlement of the respective cost reports. These exceptions are permitted under the Medicare regulations to reimburse providers for the costs of treating higher acuity patients than are routinely seen in a long-term care facility. Included in net revenues are amounts related to exceptions to the RCLs of $5,293,000 and $2,481,000 for the three months ended September 30, 1996 and 1995, respectively. The Company recorded revenue of $11,833,000 and $5,715,000 for exceptions to the RCLs in the nine months ended September 30, 1996 and 1995, respectively. These amounts represent management's estimate of amounts that will ultimately be approved and paid by its fiscal intermediaries. Accounts receivable include requests for exceptions to the RCLs of $20,653,000 and $11,115,000 as of September 30, 1996 and December 31, 1995. Amounts realizable are subject to final settlement of the respective cost reports.

       Other significant operating uses of cash for the nine months ended September 30, 1996 were payments of $22,945,000 for interest and net payments totaling $7,960,000 for income taxes.

       The Company incurred $35,201,000 and $74,106,000 in capital expenditures during the nine months ended September 30, 1996 and 1995, respectively. Substantially all such expenditures during the nine months ended September 30, 1996 were for the continued development and construction of ten new facilities in the United Kingdom, one new facility in the United States, two corporate office buildings and routine capital expenditures. These expansions were financed through borrowings and from restricted cash. The Company had capital expenditure commitments, as of September 30, 1996, of approximately $14,833,000 in the United States and approximately 6,516,000 British pounds ($10,200,000 as of September 30, 1996) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop and construct one and seven facilities in the United States and United Kingdom, respectively.

       The Company paid $52,898,000 and $12,465,000 for acquisitions during the nine months ended September 30, 1996 and 1995, respectively. The Company also paid $10,174,000 and $25,874,000 for the acquisition of minority interest investments in Ashbourne PLC in the nine months ended September 30, 1996 and 1995, respectively, and paid $25,332,000 for the acquisition of a minority interest investment in OmniCell Technologies, Inc. during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company acquired the ownership of or the leasehold rights to or the management of 13 long-term care facilities in the United Kingdom and 22 long-term care facilities in the United States. In addition, the Company sold the leasehold rights to three long-term care facilities in the second quarter of 1996. The Company also acquired eleven outpatient rehabilitation clinics in Canada and two pharmacies in the United Kingdom.

        In June 1996, the Company completed the sale of all of the outstanding stock of SunSurgery Corporation, its ambulatory surgery subsidiary, for approximately $27,900,000 in cash and the assumption of $5,600,000 in debt by the buyer. As of the date of the sale, SunSurgery had approximately $3,100,000 in cash which was retained by the buyer.

        In 1995, the Company accrued $3,905,000 for costs to defend itself against various shareholder litigation suits and to respond to the investigation of the Company's rehabilitation therapy subsidiary by the

United States Department of Health and Human Services' Office of the Inspector General (the "OIG"). In the nine months ended September 30, 1996, the Company charged $2,968,000 against this accrual.

       In October 1996, the Company reached an agreement in principle to settle certain class action lawsuits which resulted in the Company recording a $24,000,000 pretax charge relating to the settlement. The settlement is subject to the execution of definitive documentation and court approval. The Company expects a portion of the settlement to be paid by its insurance carrier. The amount which will be paid by the insurance carrier, once determined, will be recorded as a reduction of a settlement cost. The Company expects that the $24,000,000 payment will be made in the fourth quarter of 1996.

       In October 1996, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with certain banks, including NationsBank of Texas, N.A. as administrative lender. The Credit Facility provides up to $490,000,000 in a revolving line of credit and letters of credit. The Credit Facility expires on October 28, 2001, and is collateralized by a pledge of the stock of the majority of the Company's subsidiaries. Borrowings bear interest at either the prevailing prime rate or the LIBOR rate plus 0.5% to 1.5% depending on the Company's consolidated debt to cash flow coverage ratio. The Credit Facility, among other things,
(i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. The Company had $220,000,000 of outstanding borrowings and $16,850,000 of outstanding standby letters of credit under the Credit Facility at September 30, 1996.

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

       In January 1995, $39,449,000 of the 6 1/2% Convertible Debentures were converted. Pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures, the Company paid $13,603,000 and issued 1,582,905 shares of common stock to the converting holder. In addition, the Company paid the accrued interest plus a $3,256,000 conversion fee to the converting holder to induce conversion. The January 1995 conversion was funded through borrowings under the Credit Facility. Conversion of the remaining $22,409,000 of outstanding 6 1/2% Convertible Debentures would require the issuance of an additional 899,170 shares of common stock and a payment of $7,727,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Convertible Debentures.

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

       The Company believes that its current borrowing capacity under its Credit Facility and cash from operations will be sufficient to satisfy its working capital needs, routine capital expenditures, current debt service obligations, funding additional potential conversions of 6 1/2% Convertible Debentures and settlement of certain of the shareholder litigation suits.
The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available increased borrowing capacity under its Credit Facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations and (iii) the availability of sale leaseback financing through real estate investment trusts and other financing sources. However, there can be no assurance that the Company may not require additional sources of financing in the next twelve months, particularly if it pursues acquisitions requiring significant cash consideration. Such financing may come from accessing the public securities markets. However, the Company's access to the public securities markets may be adversely affected by the status of the OIG investigation as described below. In addition, such acquisitions may require approval of the various lenders under the Company's Credit Facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

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

       Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable health care expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and pharmaceutical businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and limits on reimbursement could have a material adverse effect on the Company's results of operations and financial condition including the possible impairment of certain assets.

       In October 1993, the Health Care Financing Administration ("HCFA") issued a directive to fiscal intermediaries that administer the Medicare reimbursement policies to review costs incurred by providers of occupational therapy and speech therapy. Although HCFA has published salary equivalency guidelines for physical therapy and respiratory therapy, no such standards exist for occupational therapy and speech therapy. The directive indicated HCFA's intent to develop salary equivalency guidelines for occupational and speech therapy. Implementation of this directive and the development of salary equivalency guidelines could directly or indirectly limit reimbursement for certain of the Company's rehabilitation therapy services. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles. In April and September 1995, HCFA provided information to intermediaries for their use in determining reasonable costs for occupational and speech therapy. The salary information set forth in such directives, although not intended to be applied as absolute limits of reasonable costs, could substantially lower the reimbursement rates. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in determining reasonable costs, which could result in a decrease in the Company's revenues or, with respect to rehabilitation therapy services provided to Company operated facilities, a retroactive adjustment of Medicare reimbursement for some prior periods. An adjustment of reimbursement rates with respect to therapy services provided to nonaffiliated facilities could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. The Company derives a significant percentage of its net earnings from the provision of therapy services; a change in reimbursement resulting from implementation of this directive or a reduction in reimbursement rates as a result of a change in application of reasonable cost guidelines could have a material adverse affect on the Company's financial condition and results of operations, depending on the rates adopted and the Company's costs for providing these services.

       Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and institutional pharmaceutical services that it provides to Company operated facilities. These Medicare regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company operated facilities at the rates applicable to services provided to nonaffiliated entities. The Medicare regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, the final determination of the appropriate threshold to satisfy the "substantial portion" requirement have varied.

       Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 66% and 64% of total rehabilitation services net revenues for the nine months ended September 30, 1996 and the twelve months ended December 31, 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 57% and 64% of total respiratory therapy services net revenues for the nine months ended September 30, 1996 and the period from the date of acquisition of Golden Care on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78% of total pharmaceutical services revenues for the nine months ended September 30, 1996 and the twelve months ended December 31, 1995. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursements under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company is unable to satisfy these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be materially and adversely affected. If, upon audit by relevant reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by the relevant reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

        The Company's subsidiaries, including those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine.

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

       The Company believes that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary has engaged in improper practices, including the provision of, and billing for, concurrent therapy services and unnecessary or unordered services to residents of skilled nursing facilities. In addition, the Company's rehabilitation therapy subsidiary provides therapy services to, among others, the Company's long-term care subsidiary. The Company understands that the government is also reviewing claims filed by its long-term care subsidiary with respect to these services and is seeking to determine whether the long-term care subsidiary properly disclosed its relationship with the rehabilitation therapy subsidiary and properly reported the costs of its transactions with the rehabilitation therapy subsidiary. If there have been improper practices or the investigation is broader in scope, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. From time to time the negative publicity surrounding the government investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation business, which has resulted in higher than required therapist staffing levels and has affected the private pay enrollment in certain in-patient facilities. The Company is unable to determine at this time when the investigation is to be concluded, however, based on the facts currently available, it does not believe that the outcome of the government investigation will have a material adverse effect on the Company's results of operations or financial condition. The foregoing statements with respect to the outcome of the government investigation are forward looking and could be affected by a number of factors, including the actual scope of the government investigation, the government's factual findings and the government's interpretation of Federal statutes and regulations.

       In its Form 10-K for the fiscal year ended December 31, 1995, the Company reported that the Connecticut Attorney General's office was reviewing certain Medicaid cost reports filed with the Connecticut Department of Social Services by the Company's long-term care subsidiary. The Attorney General's office is continuing to assist the Department of Social Services in its review of the cost reports and in November 1996, the Company learned that the Department of Social Services is investigating whether the cost reports submitted were accurate and in compliance with applicable Connecticut law. The Company intends to cooperate in this process and continues to believe this investigation will not have a material adverse effect on the Company's financial condition or results of operation.

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

       On June 30, 1995, two civil class action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company, or who purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

        In October 1996, the Company reached an agreement in principle to settle these class action lawsuits which resulted in the Company recording a $24,000,000 pretax charge relating to the settlement. The settlement is subject to the execution of definitive documentation and court approval. The Company expects a portion of the settlement to be paid by its insurance carrier. The amount which will be paid by the insurance carrier, once determined, will be recorded as a reduction of the settlement cost.

        On or about January 23, 1996, two former stockholders of Golden Care filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the OIG investigation and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which the Company agreed to register the shares being registered for resale by such former Golden Care stockholders. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss. The Company believes it has meritorious defenses to the Complaint. There can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger.

       On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant.
On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period.
Brickell Partners filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have not yet responded to that new complaint. The Company believes it has meritorious defenses to the new complaint.

       The Company believes the Golden Care Litigation and the derivative action will not have a material adverse impact on its results of operations or financial condition, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the Golden Care Litigation and the derivative action are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently-filed complaints, the scope of insurance coverage and the outcome of the OIG investigation and all factors that could affect that outcome.

PART II.           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

        Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

(10.1) Fourth Amended and Restated Credit Agreement among Sun Healthcare Group, Inc., The Mediplex Group, Inc., certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender.

(10.2) Sub-Sublease Agreement, dated as of August 22, 1996, by and between Yuba Nursing Homes, Inc. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

(10.3) First Amendment to Lease, dated as of August 1, 1996, by and between Sumner Nursing Home, L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

(10.4) Second Amendment to Lease, dated as of June 1, 1996, by and between East Mesa Associates Limited Partnership ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

(11.1)        Computation of Earnings per Share

(27.1)        Financial Data Schedule


(b)  Reports on Form 8-K

Report dated June 30, 1996 reporting the acquisition of H.T.A. of New York, Inc. and H.T.A. of New Jersey, Inc., 3270262 Canada Inc., and Aqua Rehabilitation Inc. and the purchase of additional minority interests in Ashbourne PLC.

Report dated August 15, 1996 reporting the acquisition of certain accounts receivable inventory, fixed assets and the assumption of liabilities to certain contracts and leases from BDO Dunwoody Limited, in its capacity as Court appointed Receiver and Manager of International Managed Health Care Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUN HEALTHCARE GROUP, INC.




Date:  November 13, 1996               By: /S/ Robert D. Woltil *
                                           --------------------------
                                           Robert D. Woltil
                                           Senior Vice President of
                                           Financial Services and
                                           Chief Financial Officer






*Signing on the behalf of the Registrant and as principal financial officer.

                                 Exhibit Index

(10.1) Fourth Amended and Restated Credit Agreement among Sun Healthcare Group, Inc., The Mediplex Group, Inc., certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender.

(10.2) Sub-Sublease Agreement, dated as of August 22, 1996, by and between Yuba Nursing Homes, Inc. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

(10.3) First Amendment to Lease, dated as of August 1, 1996, by and between Sumner Nursing Home, L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

(10.4) Second Amendment to Lease, dated as of June 1, 1996, by and between East Mesa Associates Limited Partnership ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

(11.1)        Computation of Earnings per Share

(27.1)        Financial Data Schedule