Form 10-K
period 1996-12-31
SUN HEALTHCARE GROUP INC
filed 1997-03-28
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                   (Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
        For the Transition Period from               to               .

                         Commission file number 1-12040

                            ------------------------

                           SUN HEALTHCARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        85-0410612
           (State of Incorporation)                   (I.R.S. Employer Identification No.)

                            ------------------------

                                101 SUN LANE, NE
                         ALBUQUERQUE, NEW MEXICO 87109
                                 (505) 821-3355
                  (Address and telephone number of Registrant)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
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

                           Yes /X/            No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 26, 1997, Sun Healthcare Group, Inc. had 49,130,217 outstanding shares of Common Stock. Of those, 39,434,107 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on March 26, 1997, was approximately $571,795,000.

                      Documents Incorporated by Reference:

      Portions of Sun Healthcare Group, Inc.'s definitive Proxy Statement for the 1997 Annual Meeting of Shareholders
         are incorporated by Reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SUN HEALTHCARE GROUP, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------

PART I
Item 1.      Business.....................................................................................           1
Item 2.      Properties...................................................................................          16
Item 3.      Legal Proceedings............................................................................          19
Item 4.      Submission of Matters to a Vote of Security Holders..........................................          20
             Executive Officers of the Registrant.........................................................          21

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................          23
Item 6.      Selected Financial Data......................................................................          24
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................          26
Item 8.      Financial Statements and Supplementary Data..................................................          44
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures......................................................................          44

PART III
Item 10.     Directors and Executive Officers of the Registrant...........................................          45
Item 11.     Executive Compensation.......................................................................          45
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................          45
Item 13.     Certain Relationships and Related Transactions...............................................          45

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................          45

Signatures................................................................................................          55

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to herein as "Sun" or the "Company"), is a leading provider of long-term, subacute and related specialty healthcare services. At December 31, 1996, the Company operated 160 long-term and subacute care facilities with 19,321 licensed beds in 19 states in the United States and 75 long-term care facilities with 3,420 registered beds in the United Kingdom. In addition, the Company provides rehabilitation therapy, respiratory therapy, temporary therapy staffing services, and pharmaceutical products and services, to both affiliated and nonaffiliated facilities in the United States, and outpatient therapy in Canada.

    The Company's long-term and subacute care facilities provide a broad range of healthcare services, including nursing care, subacute care, therapy and other specialized services such as care to patients with Alzheimer's disease. The Company's long-term and subacute care facility operations have experienced significant growth since the Company's inception in 1989. This growth has been primarily from acquisitions of long-term and subacute care facilities. The Company believes its long-term and subacute care operations provide it with a platform for expanding its therapy and pharmaceutical businesses to affiliated and nonaffiliated long-term and subacute care facilities. In addition, the Company believes that its expertise in operating long-term and subacute care facilities enables it to provide its therapy and pharmaceutical services more effectively and efficiently than providers without such operating expertise.

    The Company currently offers physical, occupational and speech therapy ("rehabilitation therapy"), through Sundance Rehabilitation Corporation ("Sundance") and respiratory therapy through Golden Care, Inc. ("Golden Care"), to patients in affiliated and nonaffiliated long-term and subacute care facilities. At December 31, 1996, the Company provided therapy services to 911 facilities in 42 states, 759 of which were operated by nonaffiliated parties and 152 of which were affiliated facilities.

    Through CareerStaff Unlimited, Inc. ("CareerStaff"), the Company is a nationwide provider of temporary therapy staffing. CareerStaff provides therapists skilled in the areas of physical, occupational and speech therapy primarily to hospitals and nursing home contract service providers. At December 31, 1996, CareerStaff provided temporary therapy staffing services in 36 states.

    At December 31, 1996, the Company, through Sunscript Pharmacy Corporation ("Sunscript"), operated 18 pharmacies that provided pharmaceutical products and services to a total of 437 long-term and subacute care facilities in 21 states, 325 of which were operated by nonaffiliated parties and 112 of which were affiliated facilities. In addition, the Company operated six pharmacies in the United Kingdom at December 31, 1996.

INDUSTRY OVERVIEW

    The long-term care industry encompasses a broad range of related specialty healthcare services provided to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment and generally cannot be efficiently and effectively cared for at home. Long-term and subacute care facilities offer skilled nursing care, routine rehabilitation therapy and other support services, primarily to elderly patients. Long-term and subacute care facilities may also provide a broad range of specialized healthcare services such as care for patients with Alzheimer's disease and subacute care. Subacute care includes those services provided to patients with medically complex conditions who require ongoing medical and nursing supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. The Company believes that the demand for the services provided by long-term and subacute care facilities will increase substantially during the next decade due primarily to demographic trends, advances in medical technology and the impact of cost containment measures by government and private pay sources. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term and subacute care facilities.

    Ancillary services such as therapy and pharmaceutical services increase long-term and subacute care facility profitability by expanding the range of services provided at such facilities. Therapy services provided by the Company primarily consist of rehabilitation and respiratory therapy services. Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. These ancillary services have significantly greater operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities. Also, the increased use of long-term and subacute care facilities as alternatives to acute care facilities has greatly increased the demand for such ancillary services. This trend has created greater markets for the Company's therapy and pharmacy services to nonaffiliated long-term and subacute care facilities.

    The temporary staffing industry has grown rapidly over the last several years. Temporary rehabilitation therapy staffing is increasingly becoming a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements, particularly as healthcare providers engage in corporate downsizing. Effective use of temporary personnel enables businesses to reduce fixed overhead and addresses the growing costs and difficulty of hiring, training, laying off and redeploying permanent full-time workers.

    The long-term care industry in the United Kingdom is currently undergoing significant change. As a result of demographic trends and recent United Kingdom legislation and policy, the Company believes there is a growing demand for long-term care, including more highly specialized and higher quality care. The Company believes that supply is not keeping pace with demand and that such demand, along with limited access to capital, is promoting industry consolidation. These factors are placing significant burdens on small, local operators, thereby providing, in the Company's view, opportunities for larger, better-financed long-term care providers such as the Company.

    DEMOGRAPHIC TRENDS. The primary consumers of long-term and subacute care services in the United States and the United Kingdom are persons over 65 years of age. The Company believes that increases in the number of people in such age group will continue to result in increased demand for long-term and subacute care services.

    IMPACT OF COST CONTAINMENT MEASURES. In response to rapidly rising healthcare costs, governmental and private pay sources in the United States have adopted cost containment measures that have reduced average lengths of hospital stays. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital reimbursement for specific services to predetermined fixed amounts. Under this payment system, reimbursement for acute care hospital services is based on regional and national rates established for diagnosis-related groups regardless of length of stay. In addition, private insurers have begun to limit reimbursement to predetermined "reasonable charges," while managed care organizations such as health maintenance organizations ("HMOs") and preferred provider organizations are attempting to limit hospitalization costs by negotiating discounted rates for hospital services and by monitoring and reducing hospital utilization. As a result, average hospital stays have been shortened, with many patients being discharged despite a continuing need for nursing care. For many of these patients, home healthcare is not a viable alternative because of the complexity of medical services and equipment required. Many of the long-term and subacute care facilities operated by the Company are able to provide these services, especially rehabilitation and respiratory therapy and pharmaceutical services. In addition, the facilities that provide these services are able to do so at a significantly lower cost than acute care hospitals, due to their lower capital costs, overhead and salary levels.

    LIMITS ON SUPPLY OF LONG-TERM AND SUBACUTE CARE FACILITIES. The construction of long-term and subacute care facilities and the addition of beds or services in existing facilities is regulated in most states in which the Company operates. Many states have implemented health plans that either limit construction of new long-term and subacute care facilities or limit the number of long-term beds and thus effectively limit the number of new facilities that can be constructed. High construction costs and start-up expenses also act to constrain growth in the number of facilities. See "--Government Regulation" and "--Competition."

    INDUSTRY CONSOLIDATION. Recently, the long-term and subacute care industry in the United States has been subject to competitive pressures that have resulted in a trend towards consolidation of smaller, local operators into larger, more established regional or national operators. Increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated reimbursement systems have resulted in consolidation of operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete efficiently and effectively.

LONG-TERM AND SUBACUTE CARE SERVICES--UNITED STATES

    As of December 31, 1996, the Company owned, leased or managed, through its subsidiaries in the United States, 160 licensed long-term and subacute care facilities with 19,321 licensed beds located in 19 states. Each long-term and subacute care facility is located near at least one general acute care hospital, and the Company has entered into transfer agreements with local hospitals to accept patients discharged from such hospitals.

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

    SPECIALIZED SERVICES. Specialized healthcare services are those provided to patients with medically complex needs. These services typically generate higher profit margins than those associated with the provision of routine patient services because of the higher reimbursement rates associated with caring for patients with complex medical conditions. At December 31, 1996, the Company provided therapy services for Medicare patients at 155 of its 160 long-term and subacute care facilities. Such services are provided to Medicare patients within distinct units at these facilities. At December 31, 1996, the Company provided specialized care for patients with Alzheimer's disease at 43 of its 160 long-term and subacute care facilities under the supervision of specially trained skilled nursing staff. These facilities also provide therapeutic recreation and social services personnel. The Company's Alzheimer's program includes an individually planned activities program, counseling, sensory stimulation and a family support group.

    SUBACUTE CARE. The Company defines subacute care as a minimum of four and one-half nursing hours and one hour of therapy per patient day. Subacute care includes those services provided to patients with medically complex conditions who require ongoing medical and nursing supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator and oxygen care, HIV care, intravenous therapy, complex wound care, traumatic brain injury care, post-stroke care and hospice care. The Company has the ability to provide subacute services at most of its long-term care facilities. In addition, the Company operates 45 Phoenix Units, which are free-standing dedicated subacute care units within long-term care facilities. The subacute care units represent, in some cases, a substantial portion of the total beds in the facility; in other cases, these units represent a smaller portion of overall facility capacity. The Company plans to expand its provision of subacute care to other long-term care facilities. The Company believes that there is significant demand for subacute care and that this sector of the healthcare market offers opportunities for growth. By offering a continuum of subacute healthcare services, the Company is able to respond to a broad spectrum of patient clinical needs and payor cost containment objectives.

LONG-TERM CARE SERVICES--UNITED KINGDOM

    As of December 31, 1996, the Company, through its wholly owned subsidiary, Exceler Healthcare Group PLC ("Exceler"), operated 75 long-term care facilities with 3,420 registered beds in the United Kingdom. During 1995 and 1996, the Company acquired a 29% ownership interest in Ashbourne PLC ("Ashbourne"), a long-term care provider in the United Kingdom. The Company acquired the remaining 71% of Ashbourne in January 1997. At December 31, 1996, Ashbourne operated 49 long-term care facilities with 3,583 registered beds in the United Kingdom.

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

    Additional financial information regarding the Company's operations in the United Kingdom is included in Note 17 to the Company's Consolidated Financial Statements.

THERAPY SERVICES

    The Company provided therapy services in 42 states as of December 31, 1996. These services primarily consist of rehabilitation and respiratory therapy services. These services were provided by approximately 6,700 therapists to 152 affiliated and 759 nonaffiliated long-term and subacute care facilities as of December 31, 1996.

TEMPORARY THERAPY STAFFING

    In June 1995, the Company acquired CareerStaff, which is the one of the largest provider of temporary therapy staffing with a nationwide network of offices. CareerStaff provides licensed therapists skilled in the areas of physical, occupational and speech therapy primarily to hospitals and nursing home contract service providers, with a growing emphasis towards home healthcare providers. As of December 31, 1996, CareerStaff had on assignment approximately 1,900 therapists working out of 20 offices providing temporary rehabilitation therapist staffing in major metropolitan areas and 10 offices specializing in placements of temporary travelling therapists in smaller cities and rural areas. The Company believes that CareerStaff complements the Company's rehabilitation therapy services operations by enabling the Company to provide temporary therapy staffing services for Sun's rehabilitation contracts with both affiliated and nonaffiliated facilities.

    For the years ended December 31, 1996, 1995 and 1994, hospitals represented approximately 47%, 49% and 49%, respectively, of CareerStaff's revenues, and nursing home contract service providers represented approximately 22%, 23% and 31%, respectively, of CareerStaff's revenues. Although CareerStaff continues to derive the majority of its revenues from hospitals and nursing home contract service providers, an increasing percentage of CareerStaff's revenues has been derived from home healthcare agencies.

PHARMACEUTICAL SERVICES

    The Company commenced its pharmaceutical business in 1993. At December 31, 1996, the Company operated fifteen pharmacies, three in-house long-term care pharmacies, one supply distribution center and one pharmaceutical billing and consulting center which together provided pharmaceutical products and services to 437 long-term and subacute care facilities in 21 states, 325 of which were operated by nonaffiliated parties. The Company acquired its first regional pharmacy in the United Kingdom in the fourth quarter of 1995 and acquired five additional pharmacies in the United Kingdom during 1996.

    Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. These services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies.

    The Company intends to pursue opportunities to expand its pharmaceutical business through acquisitions and internal growth both in the United States and in the United Kingdom.

ASSISTED LIVING

    The Company has committed $47,000,000 to the development of a number of assisted living facilities which are intended to serve the elderly who do not need the full-time nursing care provided by long-term and subacute care facilities but who do need some assistance with the activities of daily living. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ACQUISITIONS

    In February 1997, the Company agreed to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of 107 skilled nursing facilities and assisted living centers, and its 65% owned subsidiary, Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. In addition, the Company agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Contour is expected to be accounted for as a purchase. The Retirement Care and Contour transactions are expected to close in the second half of 1997. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests. The agreements call for the Company to issue 0.6625 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement) and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company) for each outstanding share of Contour common stock not presently owned by Retirement Care.

    Additional significant acquisitions include (i) the acquisition of the remaining 71% interest in Ashbourne, a long-term care provider in the United Kingdom, during the first quarter of 1997 for L67,300,000 ($110,100,000) in cash, which followed the Company's acquisition of a 29% ownership interest in Ashbourne during 1996 and 1995 for approximately $36,048,000 in cash, (ii) the acquisition of APTA Healthcare ("APTA") on December 15, 1996 for L13,733,000 ($23,545,000 as of December 31, 1996), (iii) the acquisition of CareerStaff, a provider of temporary therapy staffing, in June 1995, for 6,080,600 shares of Common Stock, which had a market value of approximately $107,100,000 at the date of acquisition, (iv) the acquisition of Golden Care, a respiratory therapy company, in May 1995, for 2,106,904 shares of Common Stock and options to purchase an additional 234,100 shares of Common Stock, which had a market value of approximately $40,000,000 at the date of acquisition, (v) the acquisition of 100% of the stock of Exceler, a long-term care provider in the United Kingdom, in September 1994 and February 1995 for an aggregate purchase price of $18,640,000 in cash and (vi) the acquisition of Columbia Health Care, Inc., a Canadian provider of outpatient rehabilitation therapy services, in November 1995 for approximately $8,500,000 in cash and warrants to purchase 500,000 shares of common stock at an exercise price of $15.375 per share. Acquisitions present problems of integrating the acquired operations into existing operations.

    Expansion through the use of leases and management agreements has permitted the Company to increase the size of its operations and earnings capacity without significant capital expenditures, although in certain cases payments have been required in connection with the restructuring of lease arrangements, and it is common for a security deposit or a letter of credit to be required at the inception of a lease term. In addition, in certain cases the Company is required to expend significant sums immediately following acquisitions to finance such facilities' operations until payments are received from payor sources for services rendered by the Company. The Company has also in the past made and expects to continue to make acquisitions through the use of its own stock as consideration, thereby avoiding expenditure of cash. Regulatory approval is generally required in connection with the Company's assumption of operating responsibility for new facilities.

    The Company continually evaluates opportunities to acquire or develop its healthcare operations, including but not limited to its therapy and pharmaceutical businesses. In evaluating opportunities, management considers, among other factors, location (including synergies with existing Company operations), demographics, price, the availability of financing on acceptable terms (including lease terms and the ability to use Common Stock as acquisition consideration), the competitive and regulatory environment and the opportunity to improve performance through the implementation of the Company's operating strategy.

    The Company is continuously discussing with third parties the possible acquisition of long-term and subacute care facilities and other healthcare operations. Such acquisitions are often initiated and completed over a short period of time. While the Company regularly considers and evaluates opportunities for expansion and is engaged in discussions with various parties regarding acquisitions which, if completed, would be material, it does not have any firm agreements with respect to material acquisitions or expansion except for the Company's acquisition of RCA and Contour as previously discussed. Potential acquisition candidates generally include companies or facilities in geographic proximity to facilities operated by the Company, those with similar operations or those that fit within the Company's operating strategy. In addition, the Company intends to continue to explore international acquisitions, particularly in Europe. Subject to the requirements of Delaware law and the New York Stock Exchange, the Company's stockholders will have no advance opportunity to evaluate the merits and risks of future acquisitions. There can be no assurance that any future acquisitions will be completed or that the Company's historical rate of growth in assets, revenues or net earnings will be sustained.

    Acquisitions present problems of integrating the acquired operations with existing operations, including the loss of key personnel and institutional memory of the acquired business, difficulty in integrating corporate, accounting, financial reporting and management information systems and strain on existing levels of personnel to operate such acquired businesses. In addition, certain assumptions regarding the financial condition of an acquired business may later prove to be incorrect. For example, a significant percentage of the receivables of the acquired company may ultimately prove to be uncollectible, which may result in significant write-offs. The Company's net earnings for the years ended December 31, 1995 and 1994 were adversely impacted by problems associated with integrating the operations of The Mediplex Group, Inc. ("Mediplex"), which was acquired by the Company in June 1994, including the write-off during 1995 and 1994 of certain Mediplex receivables from periods prior to the acquisition and an impairment loss during 1995 related to the goodwill associated with six of the forty facilities acquired in the Mediplex acquisition. In addition, net earnings for the year ended December 31, 1996 were adversely affected by certain negative revenue adjustments and write-offs of certain accounts receivables associated with Mediplex. These adjustments were primarily the result of changes in accounting estimates based on events occurring in 1996. Mediplex is the most significant acquisition undertaken by the Company to date, and the acquisition of Mediplex allowed the Company to expand its long-term and subacute care businesses. See

"Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's ability to manage its growth effectively will require it to continue to improve its corporate accounting, financial reporting and management information systems, and to attract, train, motivate and manage its employees effectively. There can be no assurance that the Company will be able to successfully integrate acquired operations or to successfully manage any growth; failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's financial condition and results of operations.

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

REVENUE SOURCES

    The Company derives its revenues from a combination of (i) state Medicaid programs for indigent patients, (ii) the Federal Medicare program for certain elderly and disabled patients, (iii) private payment sources, which includes payments for therapy and pharmaceutical services provided to nonaffiliated long-term and subacute care facilities, (iv) foreign operations in the United Kingdom and Canada and (v) other miscellaneous sources. Such private pay sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

    The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------------
SOURCES OF REVENUES                                                                               1996         1995         1994
---------------------------------------------------------------------------------------------     -----        -----        -----
Medicaid.....................................................................................          31%          34%          40%
Medicare.....................................................................................          23           23           20
Private pay and other (1)....................................................................          41           41           39
Foreign operations...........................................................................           5            2            1

------------------------

(1) Includes revenues from therapy services, which includes payments for rehabilitation and respiratory therapy, temporary therapy staffing services and pharmaceutical services provided to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Such private pay sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

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

    MEDICAID. The Medicaid program is a program created by the Social Security Act to benefit indigent persons who are aged, blind or disabled. Payment is made under state-administered reimbursement programs governed by Federal guidelines. Although Medicaid programs vary from state to state, typically they provide for fixed rate payments to healthcare providers at levels designed to compensate an efficiently and economically operated facility. Reimbursement rates are typically determined by the state from "cost reports" filed annually by each facility, on a prospective or retrospective basis. Under most state Medicaid programs, individual facilities are reimbursed on a prospective rate system, subject to retroactive adjustment. Under a prospective system, per diem rates are established (generally on an annual basis) based upon certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed. Retroactive adjustments, if any, are based on a recomputation of the applicable reimbursement rate following an audit of cost reports. Providers must accept reimbursement from Medicaid as payment in full for the services rendered. The provider may not bill the patient for services covered by the Medicaid program but may bill the patient for noncovered services. There can be no assurance that Medicaid reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicaid services rendered. State Medicaid plans also require that providers must be subject to governmental audit to ensure the propriety of costs incurred, which are used as the basis for payments.

    Most of the Company's facilities participate in the Medicaid program. The Company's facilities in Arizona participate in the Arizona Health Care Cost Containment System Program (the "AHCCCS Program"), which is operated under a Federal Medicaid waiver. The AHCCCS Program is an alternative to the conventional Medicaid program. The AHCCCS Program provides Federal financial assistance for care it provides to needy individuals who would be eligible for Medicaid in any other state. The AHCCCS Program is designed primarily to secure healthcare on a capitated basis under contracts awarded to qualified bidders, but it also pays some contractors on a fee-for-service basis when capitated contracts are impractical. The Company negotiates the rates of reimbursement with the county in which services are provided, on either a capitated or fee-for-service basis, depending on the county. Under the AHCCCS Program, nursing facility services are covered for eligible patients of all ages.

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

    MEDICARE. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain intensive rehabilitation therapy services or skilled nursing and certain related medical services, such as rehabilitation therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare inpatient benefits are not available for patients requiring intermediate and custodial levels of care. In general, Medicare payments for skilled nursing services and rehabilitative care are based on allowable costs. With certain exceptions, Medicare pays on an interim basis, subject to year-end cost settlement. Each facility receives interim payments during the year. Total incurred costs are later adjusted upward or downward to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. If allowable cost is less than the interim payments, depending on the effective date of the adjustment, the Company could be required to refund prospectively the excess of amounts it receives over such allowable costs. If such refund were required to be made, it would be due shortly following notice from Medicare, and would likely require the Company to borrow under its revolving credit facility. There can be no assurance that Medicare reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicare services rendered. As of December 31, 1996, 155 of the Company's 160 long-term and subacute care facilities in the United States (or 97% of such facilities) were certified to receive payment for costs incurred while providing benefits covered under Medicare.

    Medicare reimbursement for services provided in skilled nursing facilities is based upon the lesser of (i) actual allowable routine and ancillary operating costs and capital costs or (ii) charges. Facilities that have been in operation longer than three full cost reporting periods are subject to limits on their actual routine per diem costs. The routine service cost limits, which are regionally adjusted for labor costs, are required to be updated annually by HCFA. However, these limits were frozen by HCFA for its past three fiscal years ended September 30, 1995. The freeze expired on October 1, 1995. However, no new cost limits have been published.

    Hospitals that provide acute care are paid for non-physician services to Medicare inpatients under the federal prospective payment system ("PPS"), under which payments are based on standard amounts adjusted for the patient's diagnosis without regard to the hospital's actual inpatient operating costs. Medicare payments for inpatient services provided by rehabilitation and psychiatric hospitals or units that meet the requirements to be exempted from the PPS are generally reimbursed on a reasonable cost basis, subject to certain limits and exceptions. Medicare payment for most outpatient ancillary services provided in non-acute care facilities is based upon the lesser of reasonable costs or charges.

    Rehabilitation hospitals or units in acute care hospitals must meet certain eligibility requirements for exclusion from PPS. Rehabilitation hospitals must show that they provided services to an inpatient population of whom at least 75% required intensive rehabilitative services for the treatment of conditions that fell within ten specified categories of injury and disease. The rehabilitation facilities meeting these requirements are reimbursed by Medicare for their portion of the actual allowable operating and capital costs for the first three full cost reporting periods under current or previous ownership. After this period, the facilities will be subject to limits on their actual operating costs per discharge. The cost limits were imposed under regulations adopted under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The TEFRA limit is determined based upon actual Medicare allowable operating costs per discharge incurred in a base year, and is updated annually by an amount approved by HCFA. The annual payment update reflects changes in the hospital market basket and budgetary policy. Rehabilitation facilities subject to TEFRA limits will be reimbursed the lesser of their actual allowable operating and capital costs or the TEFRA limit plus capital costs. If a facility's actual allowable operating costs are less than the TEFRA limit, it will receive in addition to its actual costs an "incentive" payment which is equivalent to the lesser of 50% of the difference between the TEFRA amount and actual operating costs or 5% of the TEFRA amount.

    The Company's respiratory therapy subsidiary derives a significant percentage of its net revenues and net operating earnings from the provision of respiratory therapy services and related supplies, equipment and medical gases to beneficiaries of the Medicare and Medicaid programs who reside in long-term and subacute care facilities. In general, long-term and subacute care facilities that contract with an outside provider for the furnishing of respiratory therapy services are reimbursed under Part A of the Medicare program through the annual facility cost reporting process. Reimbursement is made under Medicare's reasonable cost principles, subject to salary equivalency guidelines that operate as cost limits. Respiratory therapy services furnished under a contract with an outside provider are Medicare covered services and reimbursable under Medicare Part A only if furnished by a "transfer hospital" with which the long-term and subacute care facility has entered into a "transfer agreement." Golden Care has entered into contracts with a number of hospitals that participate in the Federal Medicare program and the hospitals have established transfer agreements with a number of skilled nursing facilities. Pursuant to Golden Care's contract, the hospitals rent necessary respiratory therapy equipment from Golden Care and receive comprehensive and specific management services from Golden Care. The hospitals pay Golden Care monthly rental payments for the equipment, and certain other fees for the management, administrative and other related services that Golden Care renders. Golden Care also has entered into contracts with a number of skilled nursing facilities to provide necessary medical supplies, medical gases and respiratory therapy equipment, pursuant to a fee schedule. The skilled nursing facilities pay Golden Care upon receipt of the medical supplies and medical gases and monthly for the necessary respiratory therapy equipment.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to affiliated facilities. These related party regulations require that, among other things, (i) the Company's rehabilitation and respiratory and pharmaceutical subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary must be transacted with nonaffiliated entities, and there is an open, competitive market for the relevant services; (iii) rehabilitation and respiratory therapy services and pharmaceutical services, as the case may be, are services that commonly are obtained by long-term and subacute care facilities from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by such long-term and subacute care facilities; and (iv) the prices charged to the Company's long-term and subacute care facilities by its rehabilitation and respiratory therapy services subsidiaries and pharmaceutical subsidiary are in line with the charges for such services in the open market and no more than the prices charged by its rehabilitation and respiratory therapy services and pharmaceutical subsidiaries under comparable circumstances to nonaffiliated long-term and subacute care facilities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, the final determination of the appropriate threshold to satisfy the "substantial portion" requirement has varied.

    Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 66%, 64% and 67% of total rehabilitation services net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 55% and 64% of total respiratory therapy services net revenues for the year ended December 31, 1996 and the period from the date of acquisition of Golden Care on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78%, 78% and 81% of total pharmaceutical services revenues for the years ended December 31, 1996, 1995 and 1994. The Company believes that it satisfies the requirements of the related party regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed not to have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The Company believes that it will be able to integrate the Retirement Care operations so as to remain in compliance with these regulations; however, in order to so comply the Company may be required to restrict the number of Retirement Care facilities to which the Company provides therapy and pharmacy services. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

    PRIVATE PAY SOURCES. Private pay revenues include payments from individuals who pay directly for services without governmental assistance, revenues from nonaffiliated facilities, served by the Company's ancillary therapy and pharmacy operations, commercial insurers, Blue Cross organizations, HMOs, preferred provider organizations, workers' compensation programs and other similar payment sources. Payments from these private pay sources may be charge-based, cost-based or based on periodically renewable contracts negotiated with these payors. Some medical conditions treated with rehabilitation therapy services are covered by liability insurance, rather than health benefits policies. In such cases, reimbursement rates are established on a case-by-case basis.

    Although the level of charges by the Company to private patients in its facilities is not subject to the same regulatory control as with Medicaid or Medicare, its charges are still generally limited to customary and reasonable charges for such healthcare services. In addition, many managed care organizations and other non-governmental payors are under pressure to contain or reduce costs through increasing case management review of services, lowering reimbursement rates and negotiating reduced contract pricing.

    THERAPY SERVICES TO NONAFFILIATES. Revenues from therapy services to nonaffiliates are derived from the Company's therapy business which provides rehabilitation and respiratory therapy, and respiratory products and supplies, to patients at long-term and subacute care facilities not operated by the Company. In general, payments for these therapy services are received directly from the long-term care facilities, which in turn are paid by Medicare or other payors. Revenues from therapy services provided to affiliated facilities are included in the Medicaid, Medicare and private pay sources of revenues of the Company. The Company's charges to nonaffiliates, though not directly regulated, are effectively limited by regulatory reimbursement policies imposed on the long-term and subacute care facilities that receive these therapy services, as well as competitive market factors. The Company's contracts with the nonaffiliated facilities are generally terminable on 30 to 60 days' notice, so that if reimbursement policies changed in such a way that contract therapy rates owed by such facilities to the Company exceeded reimbursement paid by Medicare or other payors to such facilities, they would be able to terminate their contractual relationships with the Company. In addition, in substantially all instances, the Company may be contractually required to indemnify the nonaffiliated facility for amounts it has been paid which are subsequently disallowed by Medicare.

    CareerStaff revenues are included in the Private and Other category, since all CareerStaff revenues are derived from billings to facilities served, rather than directly from Medicare or Medicaid; although Medicare or Medicaid may reimburse the facilities for the cost of services provided to CareerStaff.

    PHARMACEUTICAL SERVICES TO NONAFFILIATES. Revenues from the Company's pharmaceutical services are derived from the provision of such services to patients at long-term and subacute care facilities, most of which are not operated by the Company. The Company enters into non-exclusive contracts with nonaffiliated facilities, and personnel at such facilities submit prescriptions to the Company on behalf of patients at such facilities. The Company is in most cases paid directly by Medicare, Medicaid or private pay sources, and not by the long-term care facility. The amounts that can be charged for prescriptions are often limited by Medicaid regulations.

UNITED KINGDOM REVENUE SOURCES

    The Company derives its revenues in the United Kingdom from a combination of
(i) income support payments by the United Kingdom Department of Social Security (the "DSS"), (ii) local authority payments and (iii) private payor sources.

    DSS INCOME SUPPORT. The majority of residents in nursing homes in the United Kingdom are funded by income support payments by the DSS. DSS income support is paid without any assessment of care need. Under the DSS income support system, if an individual had less than L8,000 in assets and insufficient income to cover the cost of home care, that individual is eligible for DSS income support for nursing home care. A single set of national rates is applied throughout the United Kingdom (except in London where an additional premium is payable). DSS income support levels are reviewed annually and generally are increased with United Kingdom inflation rates. Residents receiving income support who entered homes before April 1993 will continue to have their fees paid until they die or leave the nursing home. Consequently, the funding changes introduced by the Community Care Act will take effect gradually as those who receive payments from the DSS under the pre-April 1993 system are replaced by residents who now receive local authority funding.

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

GOVERNMENT REGULATION

    The healthcare industry is subject to substantial federal, state and local regulation. The various layers of governmental regulation affect the Company's business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its properties and controlling reimbursement to the Company for services provided. See "Revenue Sources." Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction, are revised periodically, and vary among the nursing home, therapy and pharmacy operations.

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and requirements that all businesses offer health insurance coverage to their employees. It is not clear at this time whether any proposals will be adopted, or, if adopted, what effect, if any, such proposals would have on the Company's business. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the financial results or operations of the Company.

    In 1993, the Health Care Financing Administration ("HCFA") issued a directive to fiscal intermediaries that administer the Medicare reimbursement policies to review costs incurred by providers of occupational therapy and speech therapy provided by contract suppliers such as the Company's rehabilitation therapy subsidiary. Although HCFA has published salary equivalency guidelines for contract physical therapy and respiratory therapy, guidelines for occupational therapy and speech therapy have not yet been published in final form. Implementation of speech and occupational salary equivalency guidelines in accord with draft proposals of HCFA could directly or indirectly limit reimbursement for certain of the Company's occupational and speech therapy services. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles.

    In 1995, and periodically since then, HCFA has provided information to intermediaries for their use in determining reasonable costs for occupational and speech therapy. The information set forth in such directives, although not intended to impose limits on reasonable costs for speech therapy and occupational therapy, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. These directives will become obsolete for cost reporting periods beginning after salary equivalency guidelines for all therapies are finalized. In addition, some intermediaries also require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. Accordingly, the "prudent buyer" analyses could result in lower reimbursement rates and a corresponding decrease in net revenues of the Company. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. An adjustment of reimbursement rates with respect to therapy services provided to nonaffiliated facilities could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. The Company derives a significant percentage of its net earnings from the provision of therapy services; a change in reimbursement rates resulting from implementation of this directive or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse affect on the Company's financial condition and results of operations, depending on the rates adopted and the Company's costs for providing these services.

    Additional measures are likely to be adopted in the future as Federal and state governments attempt to control escalating healthcare costs. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of programs are subject to statutory and regulatory changes, retroactive rate adjustments to incurred costs, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to facilities and the Company's therapy and pharmaceutical businesses. There can be no assurance that payments under government or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization of therapy services and limits on reimbursement for therapy services could have a material adverse effect on the Company's financial condition and results of operations.

    Many of the states in which the Company operates have adopted CON statutes applicable to the services provided by the Company. Such statues provide generally that, prior to the construction of new beds, the addition of new services or the making of certain capital expenditures exceeding defined levels, a state agency must determine that a need exists for such proposed activities. Failure to obtain the necessary state approval can result in the inability to provide the service, operate the facility or complete the addition or other change, and can also result in the imposition of sanctions or adverse action in respect of the facility's license and reimbursement.

    All of the Company's long-term and subacute care facilities in the United States are licensed under applicable state law where licensure is required. As of December 31, 1996, 155 of the Company's 160 long-term and subacute care facilities in the United States (or 97% of such facilities) were certified to receive benefits provided under Medicare, and 157 (or 99% of such facilities) were approved as providers under Medicaid. Both initial and continuing qualification of a facility to participate in the Medicaid or Medicare program depend upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. In order to participate in the Medicare program, a facility must be licensed and certified as a provider of skilled nursing services. Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift, and increases training requirements for nurse's aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" in order to obtain Medicare reimbursement. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government sponsored third party payor programs.

    The Company believes that its facilities are in substantial compliance with the various Medicare and Medicaid regulatory requirements of certification. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and seeks to take appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to impose fines, temporarily suspend admission of new patients to the facility, suspend or decertify from participation in the Medicare or Medicaid programs and, in extreme circumstances, revoke a facility's license. These actions would adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services and the facility's eligibility to participate in the Medicare or Medicaid programs.

    Certain of the Company's long-term and subacute care facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agencies were assessing fines or were taking steps to decertify the facility from participation in Medicare and Medicaid programs. However, the deficiencies were remedied before any facilities were decertified. To date, none of the Company's facilities has had its license or certification revoked.

    The Company's therapy and pharmaceutical businesses provide Medicare and Medicaid covered services and products to long-term and subacute care facilities under arrangements with both affiliated and nonaffiliated long-term and subacute care facilities. Under these arrangements, the Company's therapy subsidiary bills and is paid by the long-term and subacute care facility for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the long-term and subacute care facility. With certain exceptions, the Company's pharmaceutical subsidiary bills, and is paid by, Medicare, Medicaid or the private pay source directly. As a result, the Company's therapy business generally (including Sundance and CareerStaff) is not Medicare and Medicaid certified and does not enter into provider agreements with the Medicare and Medicaid programs, but the Company's pharmaceutical business does participate in the Medicare and Medicaid programs.

    Various state and federal laws regulate the relationship between providers of healthcare services and physicians, including employment or service contracts, and investment relationships. These laws include the broadly worded Fraud and Abuse Provisions of the Medicare and Medicaid statutes, which prohibit various transactions involving Medicare or Medicaid covered patients or services. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. For example, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to exclusion from participation in the Medicare and Medicaid programs. For example, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to exclusion from participation in the Medicare and Medicaid programs. The full extent of the application of these provisions is not presently known. However, the Company believes that it has not entered into any relationship with physicians or other healthcare providers that might be considered to fall within the coverage of the Fraud and Abuse Provisions and other related state and federal laws. The Company believes that it will be able to arrange its future business relationships so as to comply with the Fraud and Abuse Provisions or any safe harbor guidelines issued pursuant thereto.

    All states have adopted a "patient's bill of rights" that sets forth standards dealing with such issues as using the least restrictive treatment, patient confidentiality, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. In addition, the Company, as an operator of health care facilities, is subject to various federal, state and local consumer protection laws.

    By virtue of the Company's ownership of Exceler and APTA and an ownership interest in Ashbourne, certain of the operations from which the Company may derive income are subject to national and local regulations in the United Kingdom, including The Community Care Act 1990 and The Registered Homes Act 1984, as well as various zoning, health and safety, reimbursement and general corporate regulations.

    The Company also is subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects (such as the generation, handling, storage and disposal of medical and hazardous wastes) or impose liability for the costs of remediation of contaminated property in certain circumstances without regard to fault. The Company could incur liability under such laws for the activities of former operators of facilities acquired by the Company. Certain of the Company's operations routinely involve the handling of medical wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not materially affect the Company.

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

    The Company competes with other facilities based on key competitive factors such as its reputation for the quality and comprehensiveness of care provided; the commitment and expertise of its staff; the innovativeness of its treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of its facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, because revenues for services to such patients are strictly controlled and based on fixed rates and uniform cost reimbursement principles. See "Revenue Sources."

    The Company may also face competition from other facilities, hospitals or healthcare companies when it initiates a CON project or seeks to acquire a CON or a facility covered by an existing CON. CON programs affect the opportunity to develop or acquire new facilities by creating a regulatory system that can be used by competitors to delay the implementation of growth strategies. CON laws, applicable in many of the states in which the Company's facilities are located, also currently restrict the number of facilities that can compete with the Company in such states.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 35,900 full-time and part-time employees. Of this total, there were approximately 22,400 employees at the long-term and subacute care facilities in the United States, 2,500 employees at the long-term care facilities in the United Kingdom, 6,400 employees involved in providing rehabilitation therapy services in the United States, 300 employees providing rehabilitation therapy services in Canada, 700 employees at the pharmaceutical operations in the United

States, 2,200 employees in the temporary therapy staffing business, 700 employees of hospitals who are managed by the Company and provide respiratory therapy services and 700 employees at the corporate and regional offices. Certain of the Company's employees in Connecticut, Massachusetts, California, Washington and New Mexico are covered by collective bargaining contracts. The Company believes it has satisfactory relationships with the unions that represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities.

    Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of healthcare professional personnel in any of the geographic areas in which it operates could affect the Company's ability to recruit and retain qualified employees and could increase its operating costs. The Company competes with other healthcare providers for both professional and service employees and with non-healthcare providers for service employees.

INSURANCE

    Healthcare companies are subject to medical professional liability, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. The Company maintains property, liability and professional liability insurance policies in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities.

    The Company has self-insured the healthcare risks of employees who have elected coverage under the Company-sponsored plans. Workers' compensation coverage is effected through self-insurance, retrospective or high-deductible insurance policies or other hybrid policies which vary by the states in which the Company operates except that the Company's long-term and subacute care subsidiary is a non-subscriber to the workers' compensation program in Texas. The costs of paying for healthcare and workers' compensation claims can fluctuate depending on the type and number of claims in any given period.

ITEM 2. PROPERTIES

    FACILITIES. Most of the Company's long-term and subacute care facilities are subject to long-term operating leases, subleases, or management agreements. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The Company's facilities that are leased are subject to long-term operating leases or subleases, the terms of which range from 6 to 23 years, and require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The Company's rights as lessee or sublessee could be subject to termination upon a foreclosure by the underlying mortgage lender or termination by the lessor. The annual rent payable under each of the leases generally increases based on a fixed percentage (generally 2 to 3%) and, in some instances, based on increases in revenues or income and reimbursement rates or number of occupied beds. Many of the leases contain renewal options to extend the term for between 5 to 40 consecutive years. Thirty-four of the Company's facilities are leased from Meditrust. The Meditrust leases generally provide for a fixed annual 2.5% increase over the prior year's rent and have initial terms expiring between 2004 and 2008 with renewal options for five consecutive five year terms. The Meditrust leases contain cross-default provisions, so that a default under any one of the Meditrust leases may trigger a default under all mortgages and leases financed by Meditrust. Seventeen of the Company's long-term and subacute care facilities are subject to management agreements, which generally provide the Company with management fees based on a percentage of the revenues of the managed facility and may also include a fixed fee component.

    At December 31, 1996, the Company had an aggregate of $32,712,000 of outstanding mortgages with Meditrust which contain cross-default provisions with all of such mortgages and leases also financed by Meditrust.

    FACILITIES IN THE UNITED STATES. The following table sets forth certain information concerning the long-term and subacute care facilities owned, leased or managed by the Company in the United States as of December 31, 1996. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                                                                  NUMBER OF        NUMBER OF
STATE                                                                             FACILITIES   LICENSED BEDS (1)
--------------------------------------------------------------------------------  ----------   -----------------
Massachusetts (2)...............................................................      35             4,574
Texas...........................................................................      22             2,705
Washington (3)..................................................................      21             1,924
California (4)..................................................................      17             2,185
Connecticut (5).................................................................      15             2,159
Arizona.........................................................................      10             1,527
Illinois........................................................................       9               980
Idaho (6).......................................................................       9               813
New Jersey (7)..................................................................       5               766
New Mexico......................................................................       4               277
Florida (3).....................................................................       3               390
Oklahoma........................................................................       2               135
Oregon..........................................................................       2               195
Colorado (3)....................................................................       1               117
Kentucky........................................................................       1                55
Louisiana.......................................................................       1               177
Maryland........................................................................       1               170
Indiana.........................................................................       1                95
Iowa............................................................................       1                77
                                                                                     ---            ------
                                                                                     160            19,321
                                                                                     ---            ------
                                                                                     ---            ------

------------------------

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

(2) Includes three facilities owned and two facilities managed by the Company.

(3) Includes one facility owned by the Company.

(4) Includes fourteen facilities managed by the Company.

(5) Includes one facility managed by the Company and is the holder by assignment of an opion to acquire this facility.

(6) Includes three facilities owned by the Company.

(7) Includes one facility managed by the Company.

    See "Item 13--Certain Relationships and Related Transactions" for a description of certain relationships between the Company and certain of its executive officers and directors with respect to leases for certain of the above facilities in the United States.

    FACILITIES IN THE UNITED KINGDOM. The following table sets forth certain information concerning the long-term care facilities owned or leased by the Company as of December 31, 1996. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                                                                                   NUMBER OF
                                                                                  NUMBER OF       REGISTERED
COUNTY                                                                            FACILITIES        BEDS(1)
--------------------------------------------------------------------------------  ----------   -----------------
Nottinghamshire (2).............................................................      12               459
West Midlands (3)...............................................................      12               542
Leicestershire (4)..............................................................       5               219
Derbyshire (4)..................................................................       4               176
Merseyside (5)..................................................................       4               226
Tyne and Wear (6)...............................................................       4               188
Berkshire (7)...................................................................       3               112
Greater Manchester (4)..........................................................       3               115
London (6)......................................................................       3               175
Owent...........................................................................       3               119
Staffordshire (5)...............................................................       3               154
Clwyd (4).......................................................................       2                89
Londonderry.....................................................................       2                96
South Yorkshire (5).............................................................       2               143
Armagh (5)......................................................................       1                41
Cambridgeshire (5)..............................................................       1                19
Cheshire (5)....................................................................       1                40
Down............................................................................       1                40
Essex (5).......................................................................       1                50
Humberside......................................................................       1                86
Midglamoargan...................................................................       1                60
Newry...........................................................................       1                39
Norfolk (5).....................................................................       1                13
Shropshire......................................................................       1                65
Suffolk (5).....................................................................       1                15
Warwickshire (5)................................................................       1                35
West Yorkshire..................................................................       1               104
                                                                                      --
                                                                                                     -----
                                                                                      75             3,420
                                                                                      --
                                                                                      --
                                                                                                     -----
                                                                                                     -----

------------------------

(1) "Registered Beds" refers to the number of beds for which a register has been issued, which may vary in some instances from registered beds available for use.

(2) Includes four facilities owned by the Company.

(3) Includes ten facilities owned by the Company.

(4) Includes two facilities owned by the Company.

(5) Includes one facility owned by the Company.

(6) Includes three facilities owned by the Company.

(7) Includes two facilities owned and one facility managed by the Company.

    CONSTRUCTION OF HEALTHCARE FACILITIES IN THE UNITED KINGDOM. The Company intends to complete construction of seven facilities in the United Kingdom through its wholly owned subsidiary Sun Healthcare Group International, Ltd. The aggregate number of beds for these seven projects is 992 and the estimated aggregate capital cost of these seven facilities is approximately L7,300,000 ($12,500,000) as of December 31, 1996.

    PHARMACEUTICAL SERVICES. As of December 31, 1996, the Company operated fifteen pharmacies and three in-house long-term care pharmacies in 21 states, six pharmacies in the United Kingdom, one supply distribution center and one pharmaceutical billing and consulting center.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the financial position or results of operations of the Company.

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

    On June 30, 1995, two civil class action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995, or who exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the United States Department of Health and Human Services' Office of Inspector General ("OIG") investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    In October 1996, the Company reached an agreement in principle to settle these class action lawsuits for $24,000,000 which the Company funded in the fourth quarter of 1996. The settlement is subject to the execution of definitive documentation and court approval. The Company received $9,000,000 from its directors and officers liability insurance carrier for its claim submitted in connection with the settlement in March 1997.

    On or about January 23, 1996, two former stockholders of Golden Care filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which the Company agreed to register the shares being registered for resale by such former Golden Care stockholders. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss. The Company believes it has meritorious defenses to the Complaint. There can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger.

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. Brickell Partners filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have moved to dismiss the new complaint. The Company believes it has meritorious defenses to the new complaint.

    The Company believes the Golden Care Litigation and the derivative action will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the Golden Care Litigation and the derivative action are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently filed complaints, the scope of insurance coverage, and the outcome of the OIG investigation and all factors that could affect that outcome.

    In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the United States Department of Health and Human Services' Office of Inspector General and the United States Department of Justice. The government is still in the process of collecting information. The Company has cooperated and continues to cooperate with the investigation.

    At this time, the Company understands that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for concurrent therapy services and whether it provided unnecessary or unordered services to residents of skilled nursing facilities. The Company understands that the investigation also includes a review of whether its long-term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

    The Company is unable to determine at this time when the investigation will be concluded or what its precise scope might be. If there have been improper practices or the investigation is broader in scope than the Company currently understands it to be, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. From time to time the negative publicity surrounding the investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which has resulted in higher than required therapist staffing levels, and has affected the private pay enrollment in certain inpatient facilities. Based on its current understanding of the investigation, however, the Company does not believe that the outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statements with respect to the outcome of the investigation are forward looking and could be affected by a number of factors, including the actual scope of the investigation, the government's factual findings and the interpretation of Federal statutes and regulations by the government and Federal courts.

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began investigating whether Medicaid cost reports for 1993 and 1994 submitted to the DSS by the Company's long-term care subsidiary contained false and misleading fiscal information. Based on its current understanding of the investigation, the Company believes the investigation will not have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward looking and could be affected by a number of factors, including the factual findings and interpretation of applicable laws and regulations by the Attorney General and the DSS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of March 26, 1997 were as follows:

    Andrew L. Turner, age 50, is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Turner has served in each of these capacities for the Company since its formation. Mr. Turner is also the founder of the Company and has overseen the development of the Company's business since its inception in 1989. Mr. Turner was also a founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a healthcare services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of The Hillhaven Corporation ("Hillhaven"). Mr. Turner has over 20 years of experience in the long-term care industry.

    Robert D. Woltil, age 42, became a director of the Company in March 1996. Mr. Woltil became the Senior Vice President for Financial Services and Chief Financial Officer of the Company in February 1996. From 1982 to January 1996, Mr. Woltil served in various capacities for Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. From May 1995 until January 1996. Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly. From 1992 to May 1995, Mr. Woltil was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President--Financial Planning and Control for Beverly. Mr. Woltil is also a certified public accountant.

    Robert A. Levin, age 42, became a director of the Company in April 1993 and has served as the Secretary of Sun from April 1993 to October 1996. Effective January 1, 1996, Mr. Levin became the Senior Vice President for Rehabilitation Services. This position includes responsibility for all therapy services of the Company, including those of Sundance Rehabilitation Company ("Sundance"), the Company's rehabilitation therapy subsidiary. From January 1991 to December 1995, Mr. Levin was the President and Chief Operating Officer of Sundance. Previously Mr. Levin was Vice President of National Accounts for Medline Industries, Inc., a manufacturer and distributor of medical supplies.

    Warren C. Schelling, age 43, became a Director of the Company in October 1996. Mr. Schelling became the Senior Vice President for the Pharmaceutical Services Division effective January 1, 1996. This position includes responsibility for all of the Company's pharmaceutical services, including those of Sunscript Pharmacy Corporation ("Sunscript"), the Company's pharmacy subsidiary. From July 1994 to December 1995, Mr. Schelling was the President of Sunscript. Prior to joining the Company, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc. a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from January 1993 to July 1994. From January 1994 to July 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy Services Officer at Diagnostek, Inc. From September 1985 to January 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.

    Mark G. Wimer, age 43, became a Director of the Company in July 1993. Mr. Wimer became the Senior Vice President of Inpatient Services effective January 1, 1996. This position includes responsibility for all inpatient services of the Company, including those of Sunrise Healthcare Corporation ("Sunrise"), the Company's subsidiary responsible for operations of the Company's long-term care facilities. Mr. Wimer previously served as the President of Sunrise effective July 1, 1993 until December 1995. From February 1988 to July 1993, Mr. Wimer was President and Chief Executive Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From November 1984 through February 1988, Mr. Wimer was Regional Vice President of Operations for Hillhaven and had responsibility for management of long-term care facilities for such company in Washington, Oregon, Idaho and Montana.

    Julie Collins, age 49, became Senior Vice President of Administrative Services in January 1, 1996. This position is responsible for overseeing corporate communications, human resources, risk management, training and corporate office facilities management. From September 1994 to December 1995, Ms. Collins was the Vice President Human Resources. Prior to joining the Company, Ms. Collins was the Vice President of Human Resources and Support Services for St. Joseph Health System in Atlanta, Georgia from 1993 to 1994. From July 1991 to September 1993, Ms. Collins had been the Vice President of Sunrise. From 1990 to 1991, Ms. Collins was Director of Human Resources for Sheperd Spinal Center in Atlanta, Georgia.

    Susan M. LaBelle, age 44, became Senior Vice President--SunSolution Division in January 1997. This position is responsible for developing a marketing program to integrate all of the Company's ancillary services. From July 1994 to December 1996, Ms. LaBelle was Vice President of Marketing at Baxter Healthcare Corporation, a manufacturer and distributor of medical products. From July 1989 to July 1994, Ms. LaBelle was Director of Marketing at McGaw, Inc., a manufacturer and distributor of medical products.

    Robert F. Murphy, age 43, became Senior Vice President and the General Counsel of the Company in November 1995 and Secretary of the Company in October 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, most recently as Vice President and Associate General Counsel. Previously Mr. Murphy was in private practice beginning in 1978.

    Warren H. McInteer, age 37, became Vice President of Mergers & Acquisitions in August 1995. Mr. McInteer became the Treasurer of the Company in June 1995. Prior to joining the company, Mr. McInteer was the Vice President of Financial Planning for Continental Medical Systems ("Continental") in Mechanicsburg, Pennsylvania, from 1993 to 1995. From 1985 to 1993, Mr. McInteer was a management consultant for Price Waterhouse working from offices in Baltimore, London and Philadelphia.

    William C. Warrick, age 34, became Vice President, Corporate Controller in March 1994. From July 1991 to March 1994, Mr. Warrick directed financial reporting for Continental. From July 1990 to June 1991, Mr. Warrick held a similar position with McCrory Stores, a retail chain store company. Previously Mr. Warrick was an accountant with KPMG Peat Marwick. Mr. Warrick is a certified public accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

THE COMPANY

    The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "SHG." The following table shows the high and low sales prices for the common stock as reported by the NYSE for the periods indicated:

                                                               HIGH    LOW
                                                              ------  ------
1995
  First Quarter.............................................  $28.13  $23.00
  Second Quarter............................................   27.13   12.25
  Third Quarter.............................................   16.38   12.25
  Fourth Quarter............................................   14.75    9.13
1996
  First Quarter.............................................  $14.25  $11.25
  Second Quarter............................................   15.63   12.88
  Third Quarter.............................................   14.63   11.63
  Fourth Quarter............................................   13.63   11.50

    There were approximately 2,977 holders of record as of March 26, 1997 of the Company's common stock.

    The Company has not paid nor declared any dividends on its common stock since its inception and anticipates that its future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. The Company is restricted from paying dividends under its revolving credit facility. See "Item 7--Management's Discussion and Analysis of Financial Condition and Result of Operations-- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The following Selected Consolidated Financial Data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the Company's Consolidated Financial Statements. The financial data set forth below should be read in connection with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and related notes thereto.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                               1996(3)    1995(4)(5)    1994       1993      1992
                                                              ----------  ----------  ---------  --------  --------

                                                                        (IN THOUSANDS, EXCEPT PER SHARE)
Total net revenues..........................................  $1,316,308  $1,135,508  $ 673,354  $230,815  $135,733
Earnings before pro forma income taxes and extraordinary
  loss......................................................      52,466      12,794     36,807    22,710     7,258
Earnings (loss) before extraordinary item (1)...............      21,536     (20,568)    19,561    13,463     4,373
Extraordinary item..........................................      --          (3,413)    --         --        --
                                                              ----------  ----------  ---------  --------  --------
Net earnings (loss) (1).....................................  $   21,536  $  (23,981) $  19,561  $ 13,463  $  4,373
                                                              ----------  ----------  ---------  --------  --------
                                                              ----------  ----------  ---------  --------  --------
Net earnings (loss) per common and common equivalent share
  (1)(2):
Before extraordinary loss...................................  $     0.46  $    (0.43) $    0.61  $   0.72  $   0.29
Extraordinary loss..........................................      --           (0.07)    --         --        --
                                                              ----------  ----------  ---------  --------  --------
Net earnings................................................  $     0.46  $    (0.50) $    0.61  $   0.72  $   0.29
                                                              ----------  ----------  ---------  --------  --------
                                                              ----------  ----------  ---------  --------  --------
Weighted average number of common and common equivalent
  shares....................................................      46,840      47,419     31,830    18,608    14,902
Working capital.............................................  $  211,582  $  237,147  $ 197,150  $ 45,451  $  2,057
Total assets................................................   1,229,426   1,042,503  1,054,223   110,488    27,760
Long-term debt, net of current portion......................     483,453     348,460    398,534    11,967     1,365
Stockholders' equity........................................     572,137     569,042    550,449    70,361     8,232

------------------------

(1) Results for the year ended December 31, 1995 and prior years represent pro forma amounts to include pro forma taxes of CareerStaff and Golden Care prior to their conversions to be taxed as C corporations, which occurred in June 1994 and May 1995, respectively.

(2) See Note 1(o) to the Company's Consolidated Financial Statements for net earnings (loss) per share information. Also, pro forma net earnings per share data for the years ended December 31, 1993 and 1992, are calculated based upon the number of shares of the Company's common stock issued upon the formation of Sun Healthcare Group, Inc. on April 15, 1993, which placed under the control of a single corporation all of the Company's operations and the appropriate weighted average number of shares of the Company's common stock for common stock transactions of the Company subsequent to the Company's preincorporation agreement dated as of April 13, 1993, and also include the appropriate weighted average number of shares of the Company's common stock for common stock transactions of CareerStaff and Golden Care for the years ended December 31, 1993 and 1992.

(3) Results for the year ended December 31, 1996 include a $24,000,000 charge recognized by the Company to settle certain of the lawsuits brought by shareholders and, as a reduction of this settlement charge, $9,000,000 which was received from the Company's directors and officers' liability insurance carrier in connection with the settlement (see Note (14) to the Consolidated Financial Statements). In addition, in 1996, the Company recorded additional expenses of $4,250,000 related to monitoring and responding to the continuing investigation by the United States Department of Health and Human Services' Office of Inspector General ("OIG") and to responding to the remaining shareholder litigation related to the announcement of the OIG investigation. The charges to not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters.

(4) Results for the year ended December 31, 1995 include a charge of $3,256,000 in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39,449,000 of the 6 1/2% Convertible Subordinated Debentures and an extraordinary charge of $3,413,000, net of the related tax benefit, in connection with the tender offer of the 11 3/4% Senior Subordinated Notes. (See Note (6) to the Consolidated Financial Statements).

(5) Also included in results for the year ended December 31, 1995 is $5,800,000 of transaction-related merger costs incurred in connection with the merger of the Company with CareerStaff and Golden Care (see Note (2) to the Consolidated Financial Statements), a $59,000,000 impairment loss recorded by the Company which primarily relates to goodwill associated with six of the forty facilities acquired in the acquisition of Mediplex (see Note (1(g)) to the Consolidated Financial Statements), $4,006,000 related to averting a strike and negotiating new contracts for certain unionized homes in Connecticut, and a charge of $5,505,000 related to monitoring and responding to the investigation by the OIG and legal fees resulting from the shareholder litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company, through its direct and indirect subsidiaries (hereinafter collectively referred to as "the Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term care and subacute care services and outpatient therapy services are provided through affiliated facilities. Therapy services and pharmaceutical services are provided in both affiliated and nonaffiliated facilities located in the United States. The Company also provides long-term care and pharmaceutical services in the United Kingdom and outpatient rehabilitation therapy services in Canada.

    The Company's strategy is to increase profitability through the provision of ancillary services such as rehabilitation and respiratory therapy services and pharmaceutical services to both affiliated and nonaffiliated facilities. These services have significantly higher margins than the margins associated with routine services provided to residents of facilities. The Company's earnings growth has historically resulted from its acquisition of long-term and subacute care facilities ("facilities"), use of its long-term care and subacute care operations as a base for expansion of ancillary services, provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions.

    The Company's results of operations for the years ended December 31, 1996, 1995 and 1994 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations. In June 1995, the Company merged with CareerStaff Unlimited, Inc. ("CareerStaff"), a provider of temporary staffing of physical, occupational and speech therapists to the healthcare industry, and in May 1995, the Company merged with Golden Care, Inc. ("Golden Care"), a provider of respiratory therapy services to facilities. Both transactions were accounted for as poolings of interest. The Company acquired The Mediplex Group, Inc. ("Mediplex") in June 1994, which was accounted for as a purchase.

    In February 1997, the Company agreed to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of 107 skilled nursing facilities and assisted living centers, and its 65% owned subsidiary, Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. In addition, the Company agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Contour is expected to be accounted for as a purchase. These transactions are expected to close in the second half of 1997. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests. In January 1997, the Company acquired the portion not previously owned by the Company of Ashbourne PLC, an operator of 49 nursing and residential support facilities in the United Kingdom.

    At December 31, 1996, the Company operated 160 facilities with 19,321 licensed beds in the United States and 75 facilities with 3,420 licensed beds in the United Kingdom.

    At December 31, 1995, the Company operated 131 facilities with 15,921 licensed beds in the United States and 28 facilities with 1,437 licensed beds in the United Kingdom. In 1996, the Company acquired 32 facilities in the United States and 43 facilities in the United Kingdom, resulting in a total increase of 3,874 and 1,750 licensed beds in the United States and United Kingdom, respectively. In addition, in 1996 the Company developed and opened four facilities in the United Kingdom with a total of 230 licensed beds.

    At December 31, 1994, the Company operated 115 facilities with 13,904 licensed beds in the United States and 18 facilities with 840 licensed beds in the United Kingdom. In 1995, the Company acquired twelve facilities in the United States and eight facilities in the United Kingdom, resulting in a total increase of 1,295 and 484 licensed beds in the United States and United Kingdom, respectively. In addition, in 1995 the Company developed and opened four facilities in the United States and two in the United Kingdom, with 525 and 111 licensed beds in the United States and United Kingdom, respectively. In 1994, the

Company acquired 60 facilities with 7,652 licensed beds, including 36 facilities with 5,317 licensed beds at December 31, 1994, through the acquisition of Mediplex. In August 1994, the Company acquired a 68% interest in Exceler Health Care Group PLC ("Exceler"), a United Kingdom corporation. The Company acquired the remaining 32% interest in Exceler in February 1995.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, the provision of respiratory care, and the distribution of related equipment and supplies. The Company entered the respiratory therapy service business through its May 1995 merger with Golden Care. As of December 31, 1996, the Company provided its therapy services to 759 nonaffiliated facilities, an increase of 116 facilities from the 643 nonaffiliated facilities serviced at December 31, 1995.

    The Company entered the temporary therapy staffing service business through its June 1995 merger with CareerStaff. The Company had 20, 18 and 14 division offices at December 31, 1996, 1995 and 1994, respectively. During the twelve months ended December 31, 1996, the Company provided a total of 2,402,000 temporary therapy staffing hours, an increase of 403,000 hours from the 1,999,000 temporary therapy staffing hours provided during the twelve months ended December 31, 1995.

    The Company's pharmaceutical service operations include the provision of pharmaceuticals and the distribution of related supplies. As of December 31, 1996, the Company operated fifteen regional pharmacies, three in-house long-term care pharmacies, six pharmacies in the United Kingdom, one supply distribution center and one pharmaceutical billing and consulting center.

    The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, include the provision of outpatient therapy services in Canada through the Company's acquisition of Columbia Health Care Inc. ("Columbia") in 1995 and pharmaceutical services in the United Kingdom.

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Long-term and Subacute Care Facility Operations

  Long-term and subacute care facilities:
    Domestic operations (including managed facilities).....................        160        131        115
    Foreign operations.....................................................         75         28         18
                                                                             ---------  ---------  ---------
      Total................................................................        235        159        133
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------
  Licensed beds:
    Domestic operations (including managed facilities).....................     19,321     15,921     13,904
    Foreign operations.....................................................      3,420      1,437        840
                                                                             ---------  ---------  ---------
      Total................................................................     22,741     17,358     14,744
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------
Therapy Service Operations:
  Nonaffiliated facilities served..........................................        759        643        513
  Affiliated facilities served.............................................        152        125        108
                                                                             ---------  ---------  ---------
      Total................................................................        911        768        621
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------
Temporary Therapy Staffing Service Operations:
  Hours billed to nonaffiliates (in thousands).............................      2,402      1,999      1,158
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------
Pharmaceutical Operations:
  Nonaffiliated facilities served..........................................        325        271        136
  Affiliated facilities served.............................................        112        101         76
                                                                             ---------  ---------  ---------
      Total................................................................        437        372        212
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                         1996                     1995                    1994
                                                -----------------------  -----------------------  ---------------------
Long-term and subacute care services..........  $    826,780       63%   $    759,459       67%   $  476,146       71%
Therapy services to nonaffiliates.............       220,592       17         170,154       15       106,144       16
Temporary therapy staffing services to
 nonaffiliates................................       116,818        9          96,500        9        55,258        8
Pharmaceutical services to nonaffiliates......        70,673        5          51,409        5        20,427        3
Foreign operations............................        60,985        4          27,072        2         6,196        1
Ambulatory surgery............................        11,857        1          26,197        2         7,260        1
Management fees and other.....................         8,603        1           4,717     --           1,923     --
                                                ------------  ---------  ------------  ---------  ----------  ---------
    Total net revenues........................  $  1,316,308      100%   $  1,135,508      100%   $  673,354      100%
                                                ------------  ---------  ------------  ---------  ----------  ---------
                                                ------------  ---------  ------------  ---------  ----------  ---------

    Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $113,925,000, $92,177,000 and $45,157,000 for the years ended
December 31, 1996, 1995 and 1994, respectively. Revenues provided to affiliated facilities for pharmaceutical services were $19,503,000, $14,187,000 and $4,900,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1996       1995       1994
                                                                               ---------  ---------  ---------
Total net revenues...........................................................        100%       100%       100%
                                                                               ---------  ---------  ---------
Costs and expenses:
  Operating..................................................................       84.2       81.9       82.1
  Corporate general and administrative.......................................        4.7        4.5        4.7
  Provision for losses on accounts receivable................................        1.1        1.3        4.1
  Depreciation and amortization..............................................        2.6        2.4        1.8
  Interest, net..............................................................        2.0        1.9        1.5
  Conversion expense.........................................................     --            0.3        0.3
  Merger expenses............................................................     --            0.5     --
  Strike costs...............................................................     --            0.4     --
  Investigation and litigation costs.........................................        1.5        0.5     --
  Impairment loss............................................................     --            5.2     --
                                                                               ---------  ---------  ---------
    Total costs and expenses.................................................       96.1       98.9       94.5
                                                                               ---------  ---------  ---------
Earnings before income taxes and extraordinary loss..........................        3.9        1.1        5.5
Income taxes(1)..............................................................        2.3        2.9        2.6
                                                                               ---------  ---------  ---------
Net earnings (loss) before extraordinary loss(1).............................        1.6       (1.8)       2.9
Extraordinary loss...........................................................     --           (0.3)    --
                                                                               ---------  ---------  ---------
Net earnings (loss)(1).......................................................        1.6%      (2.1)%       2.9%
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

------------------------

(1) Results for the years ended December 31, 1995 and 1994 represent pro forma amounts to include pro forma taxes of CareerStaff and Golden Care prior to their conversion to be taxed as C Corporations, which occurred in June 1994 and May 1995, respectively.

    The results of the Company's ambulatory surgery operations are immaterial to the Company's consolidated results and, therefore, this discussion excludes the Company's ambulatory surgery operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER
  31, 1995

    Total net revenues for the year ended December 31, 1996 increased 16% from $1,135,508,000 for the year ended December 31, 1995 to $1,316,308,000.

    Net revenues from long-term and subacute care services were negatively impacted in the fourth quarter of 1996 by certain changes in accounting estimates for third-party settlements (see "Effects From Changes in Reimbursement" and Note 1(d) to the Consolidated Financial Statements). In the fourth quarter of 1996, the Company recorded negative revenue adjustments totaling approximately $23,047,000 resulting from changes in accounting estimates of amounts realizable from third-party payors. These changes in accounting estimates primarily arose out of the cost reporting settlement process in the latter part of 1996, including the settlement of outstanding Medicare cost reports and the results of Medicare and Medicaid cost report audits. Amounts pertaining to prior quarters are not material to the results previously reported for those quarters. Approximately $19,400,000 of the adjustments related to changes in estimates out of the settlement of prior years' cost reports including $11,100,000 of adjustments from the Company's Mediplex facilities. Some of the issues, as resolved in the settled cost reports, have a continuing impact on recorded revenue rates and therefore will negatively affect future operating results. However, the Company does not expect this impact to materially affect future periods. After considering these adjustments, net revenues increased 9% from $759,459,000 for the year ended December 31, 1995 (which was adversely affected by the factors noted below) to $826,780,000 for the year ended December 31, 1996. Approximately $82,632,000 of this increase resulted from 18 leased or owned facilities acquired during the year ended December 31, 1996 and 16 facilities acquired or opened at various times during the year ended December 31, 1995. Net revenues for facilities opened before January 1, 1995 decreased $15,311,000 due to the negative revenue adjustments previously discussed and the sale of three of these facilities during 1996. The sold facilities contributed $17,735,000 of the decrease.

    Net revenues from therapy services to nonaffiliated facilities increased 30% from $170,154,000 for the year ended December 31, 1995, to $220,592,000 for the year ended December 31, 1996 primarily as a result of an increase in the number of nonaffiliated facilities served from 643 facilities at December 31, 1995 to 759 facilities at December 31, 1996.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 21% from $96,500,000 for the year ended December 31, 1995 to $116,818,000 for the year ended December 31, 1996 primarily as a result of an increase in service hours billed to nonaffiliates from 1,999,000 hours in 1995 to 2,402,000 hours in 1996. The increase in service hours billed was primarily attributable to the increase of services at division offices open for over one year and to new offices established through acquisitions.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 37% from $51,409,000 for the year ended December 31, 1995 to $70,673,000 for the year ended December 31, 1996. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 271 at December 31, 1995 to 325 at December 31, 1996. The increase in nonaffiliated facilities served was the result of the opening and acquisition of pharmacies during 1996 and 1995 and the increase in the number of nonaffiliated facilities served by pharmacies open prior to January 1, 1995.

    Net revenues from foreign operations increased 125% from $27,072,000 for the year ended December 31, 1995 to $60,985,000 for the year ended December 31, 1996. Net revenue growth of $17,997,000 was attributable to the acquisition of Columbia, a provider of outpatient rehabilitation therapy in Canada, during November 1995. The remaining net revenue increase of $15,916,000 was attributable to the 47 facilities acquired or opened in the United Kingdom during the year ended December 31, 1996 and the 10 facilities acquired or opened in the United Kingdom during the year ended December 31, 1995.

    Operating expenses, which includes rent expense of $91,666,000 and $73,727,000 for the years ended December 31, 1996 and 1995, respectively, increased 19% from $929,493,000 for the year ended December 31, 1995 to $1,107,821,000 for the year ended December 31, 1996. The increase resulted primarily from the net increase of 62 leased or owned facilities during the year ended December 31, 1996 and 26 leased or owned facilities during the year ended December 31, 1995 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues increased from 81.9% for the year ended December 31, 1995 to 84.2% for the year ended December 31, 1996. This increase was primarily attributable to negative revenue adjustments recorded by the Company during the fourth quarter of 1996 (as discussed above). In addition, the increase can also be attributed to newly developed facilities opened during 1996 and 1995, which, during the start-up period, have experienced lower operating margins as the Company implements its operating strategies, and to increased operating costs without a corresponding increase in billing rates due to competitive pressures. Seasonal declines in therapist productivity during the holiday season in the fourth quarter also contributed to the decrease. The Company's operating costs during the holiday season remained relatively constant despite temporary revenue reductions due to the reduced number of business days during the fourth quarter in 1996 as compared to 1995.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 21% from $51,468,000 for the year ended December 31, 1995 to $62,085,000 for the year ended December 31, 1996. As a percentage of net revenues, corporate general and administrative expenses increased from 4.5% for the year ended December 31, 1995 to 4.7% for the year ended December 31, 1996. The increase was primarily due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities in California for which the Company entered into a management agreement during the third quarter of 1996. The increase was also due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies.

    The provision for losses on accounts receivable increased 2% from $14,623,000 for the year ended December 31, 1995 to $14,970,000 for the year ended December 31, 1996. As a percentage of net revenues, provision for losses on accounts receivable decreased from 1.3% for the year ended December 31, 1995 to 1.1% for the year ended December 31, 1996. In 1995, $7,608,000 of Mediplex accounts receivable were written-off, of which $3,549,000 represented accounts receivable existing at the date of the acquisition of Mediplex. The write-offs of Mediplex accounts receivable in 1995 were primarily the result of the difficulties the Company experienced in integrating Mediplex's accounting and management information systems which hampered collection efforts, changes in estimates of amounts realizable from third-party payors (see "Effects from Changes in Reimbursement") and the recognition of losses on balances retained from the disposition of five of Mediplex's psychiatric care and substance abuse facilities and related outpatient centers on September 30, 1995. In 1996, the Company continued to experience higher than expected write-offs of patient accounts receivable primarily at its Mediplex facilities and recorded an additional provision for losses on accounts receivable of approximately $6,550,000. In addition, in 1996 the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see "Liquidity and Capital Resources").

    Depreciation and amortization increased 22% from $27,734,000 for the year ended December 31, 1995 to $33,817,000 for the year ended December 31, 1996. As a percentage of net revenues, depreciation and amortization expense remained relatively constant at 2.6% and 2.4% for the years ended December 31, 1996 and 1995, respectively.

    Net interest expense increased 19% from $21,829,000 for the year ended December 31, 1995 to $25,899,000 for the year ended December 31, 1996. The increase is primarily related to borrowings associated with the repurchase of 2,030,116 shares of the Company's outstanding common stock and purchase of a 9.9% interest in OmniCell Technologies, Inc. ("OmniCell"). Each of these acquisitions was financed by borrowings under the Company's revolving credit facility. As a percentage of net revenues, interest expense remained relatively constant at 2.0% and 1.9% for the years ended December 31, 1996 and 1995, respectively.

    In 1996, the Company reached an agreement in principle to settle certain of the class-action lawsuits brought by shareholders for $24,000,000 and recognized, as a reduction of the settlement cost, a $9,000,000 claim from its directors and officers liability insurance carrier. Although the Company funded the settlement payment in 1996, the Company did not receive payment from its insurance carrier until March 1997. In addition, in 1996 the Company accrued additional charges and expenses of $4,250,000 related to monitoring and responding to the continuing investigation by the U.S. Department of Health and Human Services' Office of Inspector General ("OIG") and responding to the remaining shareholder litigation filed after the announcement of the OIG investigation. In 1995, the Company also recorded charges and expenses of $5,505,000 related to monitoring and responding to the continuing investigation by the OIG and legal fees resulting from shareholder litigation. The 1995 charges also included costs incurred by the Company in connection with financing activities which were not concluded due to negative publicity resulting from the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation").

    The Company incurred a nonrecurring charge of $3,256,000 in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39,449,000 of the 6 1/2% Convertible Debentures. In addition, in 1995 the Company recorded an extraordinary charge of $3,413,000, net of the related tax benefit, in connection with the tender offer, completed in January 1995, for $78,698,000 principal amount of the 11 3/4% Senior Subordinated Notes. No similar charges were recorded during 1996.

    In connection with the mergers with CareerStaff and Golden Care, the Company recognized $5,800,000 of transaction related merger costs in the second quarter of 1995. These included advisor fees and transitional costs related to consolidating operations. No similar charges were recorded during 1996.

    During 1995, the Company recorded charges and expenses of $4,006,000 related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut. No similar charges were recorded during 1996.

    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on December 31, 1995. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines fair value using certain multiples of earnings before interest, taxes, depreciation and amortization based on current prices for comparable assets. The impairment loss, as determined by SFAS 121, of $59,000,000 recorded by the Company primarily relates to the goodwill associated with six of the forty facilities acquired in the Mediplex acquisition. The impairment loss at these six facilities was the result of the following circumstances: (i) three facilities were organized by the Service Employees International Union subsequent to the acquisition resulting in significantly higher labor costs;
(ii) two facilities experienced significant declines in private pay census and revenues due to, in one instance, funding reductions in certain programs providing private pay patients and, in the other instance, the opening of two new facilities by competitors; and (iii) the remaining facility received lower than expected Medicaid rates from the State of Connecticut and due to the high acuity of the patients treated at the facility, reimbursement was not adequate. If the Company had not elected early adoption of SFAS 121, the impairment loss would have been based solely on the difference between the assets carrying value and cumulative long-term cash flows which would have resulted in a loss of $48,900,000. The operations of the impaired facilities are not material to the consolidated earnings or cash flows of the Company, and therefore, management does not expect future operating results of the impaired facilities to have a material adverse effect on the Company's financial condition or results of operations. However, the impaired facilities are experiencing marginal or negative cash flows. As they are leased under long-term operating leases, the Company expects that this trend will continue until it can implement measures to turn around their performance or to dispose of the facilities.

    The Company's effective tax rate was 41% for the year ended December 31, 1996 after excluding the investigation and litigation charge, and was unchanged from the pro forma effective tax rate for the year ended December 31, 1995 after excluding the conversion fee, the merger expenses, the impairment loss and the deferred tax charge relating to the conversion of Golden Care from a S corporation to a C corporation upon merging with the Company. The pro forma provision for income taxes for the year ended December 31, 1995 reflects tax expense that would have been recorded if Golden Care had been subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status in May 1995.

    Net earnings were $21,536,000 for the year ended December 31, 1996 as compared to a pro forma net loss of $23,981,000 for the year ended December 31, 1995. Net earnings decreased 26% from net earnings of $53,601,000 before the extraordinary loss for early extinguishment of debt, the conversion fee, the merger expenses, the strike, the investigation and litigation costs, the impairment loss, and the deferred tax charge (the "extraordinary or unusual charges") for the year ended December 31, 1995 to $42,375,000 for the year ended December 31, 1996 before the investigation and litigation charge. As a percentage of net revenues, net earnings were 3.2% for the year ended December 31, 1996 before the investigation and litigation charge, as compared to 4.7% for the year ended December 31, 1995 before the extraordinary or unusual charges. The decrease was primarily due to the revenue adjustments recorded by the Company's long-term and subacute care services (discussed above).

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER
  31, 1994

    Total net revenues for the year ended December 31, 1995 increased from the year ended December 31, 1994 by $462,154,000, a 69% increase, to $1,135,508,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $476,146,000 for the year ended December 31, 1994 to $759,459,000 for the year ended December 31, 1995, a 60% increase. Approximately $220,672,000 or 78% of this increase in long-term and subacute care net revenues is a direct result of the inclusion of a full year's revenues from 40 facilities which were acquired in the Mediplex acquisition on June 23, 1994 including the opening of four additional facilities in 1995 for which Mediplex had obtained Certificates of Need prior to the acquisition. Approximately $41,910,000 or 15% of this increase results from 36 facilities, acquired since December 31, 1993. The remaining net revenue increase of $20,731,000 is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since December 31, 1994 on a same facility basis for the 55 facilities in operation all of fiscal 1995 and 1994. The increase in revenue per patient day was a result of payor rate increases and the Company's focus on expanding its subacute services.

    Net revenues from therapy services to nonaffiliated facilities increased 60% from $106,144,000 for the year ended December 31, 1994 to $170,154,000 for the year ended December 31, 1995, primarily as a result of the increased services to nonaffiliated facilities from 513 facilities at December 31, 1994 to 643 facilities at December 31, 1995.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 75% from $55,258,000 for the year ended December 31, 1994 to $96,500,000 for the year ended December 31, 1995, primarily as a result of the increased service hours billed to nonaffiliates from 1,157,535 hours in 1994 to 1,999,092 hours in 1995. The increase in service hours billed is attributable primarily to the expansion of services at division offices open for over one year and to new offices established through acquisitions.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 152% from $20,427,000 for the year ended December 31, 1994 to $51,409,000 for the year ended December 31, 1995. The growth in net revenues is primarily the result of the inclusion of a full year's revenues in pharmacy services revenues from the opening or acquisition of eight regional pharmacies during 1994 and the opening or acquisition of three regional pharmacies during 1995. The growth in net revenues is also a result of the increase in services to nonaffiliated facilities from 136 at December 31, 1994 to 271 at December 31, 1995.

    Net revenues from foreign operations increased 337% from $6,196,000 for the year ended December 31, 1994 to $27,072,000 for the year ended December 31, 1995. The growth in net revenues was attributable to the acquisition of Exceler and the increase in the number of long-term care facilities operated by Exceler from 18 as of December 31, 1994 to 28 as of December 31, 1995.

    During the second half of 1995, the rate of growth of the Company's earnings was negatively affected by the following factors:

    DELAYED REVENUE RECOGNITION. Anticipated Medicare payments and rate adjustments were delayed as a result of the required change of fiscal intermediaries from Blue Cross of New Mexico to Blue Cross of Texas. The announced change slowed the processing of requests for exceptions to the Medicare established routine cost limitations for reimbursement, which in turn led to delayed revenue recognition. In addition, the change led to delays in receipt of payments resulting in increased borrowings under the Company's revolving credit facility and additional interest expense.

    REIMBURSEMENT RATES. In July 1995, the states of Illinois and Connecticut instituted lower than expected Medicaid reimbursement rates for long-term care providers. These new rates remained in effect until June of 1996. During this period, the Company operated eight facilities in Illinois and eighteen facilities in Connecticut.

    GOVERNMENT INVESTIGATION. The Company's rehabilitation therapy subsidiary is under investigation by the OIG (See "Effects From Changes in Reimbursement"). The Company believes that in the second half of 1995 the negative publicity surrounding the OIG investigation slowed the Company's success in obtaining additional outside contracts in its rehabilitation therapy business, which resulted in higher than required therapist staffing levels and affected the private patient enrollment at certain inpatient facilities.

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

    Operating expenses, which includes rent expense of $73,727,000 and $43,626,000 for the year ended December 31, 1995 and 1994, respectively, were $929,493,000 for the year ended December 31, 1995 and $552,662,000 for the year ended December 31, 1994, an increase of 68%. The increase resulted primarily from the acquisition and development of 26 facilities and the growth in therapy and temporary staffing services. Operating expenses as a percentage of net revenues decreased from 82.1% for the year ended December 31, 1994 to 81.9% for the year ended December 31, 1995, which can be attributed to the growth in therapy services, temporary therapy staffing services, pharmaceutical services and subacute care services, which have higher operating margins than the margins associated with routine long-term care services. These gains were partially offset by costs associated with the change in fiscal intermediaries, lower than expected Medicaid reimbursement rates (as discussed above) and the negative publicity surrounding the investigation by the OIG.

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

    The provision for losses on accounts receivable was $14,623,000 for the year ended December 31, 1995, as compared to $27,632,000 for the year ended December 31, 1994. The decrease in the provision reflects the write-off in the fourth quarter of 1994 of $23,446,000 of Mediplex accounts receivable (as discussed below). In 1995, an additional $7,608,000 of Mediplex accounts receivable were written-off, of which $3,549,000 represented accounts receivable existing at the date of acquisition. The additional write-offs of Mediplex accounts receivable in 1995 were primarily the result of the difficulties the Company experienced in integrating Mediplex's accounting and management information systems which hampered collection efforts, changes in estimates of amounts realizable from third-party payors (see "Effects from Changes in Reimbursement") and the recognition of losses on balances retained from the disposition of five of Mediplex's psychiatric care and substance abuse facilities and related outpatient centers on September 30, 1995. The provision for losses on accounts receivable excluding the write-off of Mediplex accounts receivable in the fourth quarter of 1994 and the fourth quarter of 1995 described above was $7,015,000 and $4,186,000 for the years ended December 31, 1995 and 1994, respectively. As a percentage of net revenues, the provision for losses on accounts receivable excluding the write-off of the Mediplex accounts receivable described above remained constant at 0.6% for the years ended December 31, 1995 and 1994.

    The provision for losses on accounts receivable recorded in the fourth quarter of 1994 attributable to Mediplex accounts receivable represented approximately 27% of the balances acquired in June 1994 and approximately 3% of the total consideration paid in the acquisition (including debt assumed). The portion of the 1994 provision for losses on accounts receivable attributable to Mediplex accounts receivable existing at the date of acquisition was comprised of $8,709,000 related to patient balances and $14,737,000 related to third-party payor settlement amounts including Medicare and Medicaid government payors. In acquiring Mediplex, the Company relied upon Mediplex's public filings with the Securities and Exchange Commission. After the acquisition, as the integration of revenue systems of the Company and Mediplex proceeded, the Company determined that the reserve for uncollectible balances previously set by Mediplex was not consistent with reserve levels deemed appropriate under the Company's reserve policies and that additional reserves were required for contractual adjustments to patient billings. In addition, the Company determined that certain of the former Mediplex policies regarding accounts receivable from third-party payors were inconsistent with the Company's policies and that certain third-party receivables would not be reimbursed in light of applicable regulatory determinations. It also became apparent from the Company's review of the historical records that the Company would be unable to collect certain accounts. Accordingly, management determined that certain patient balances acquired in the acquisition of Mediplex were uncollectible, certain third-party receivables recorded by Mediplex prior to the acquisition exceeded final settlements, and certain liabilities existed for amounts claimed in excess of reimbursable amounts. This resulted in the determination that $23,446,000 of such accounts receivable existing at the date of the acquisition were impaired as of the fourth quarter of 1994 or earlier.

    Depreciation and amortization for the year ended December 31, 1995 totaled $27,734,000 compared to $11,797,000 for the year ended December 31, 1994, an increase of 135%. As a percentage of net revenues, depreciation and amortization expense increased from 1.8% in the year ended December 31, 1994 to 2.4% for the year ended December 31, 1995. The increases are primarily due to the inclusion of a full year of amortization of goodwill related to the acquisition of Mediplex and the other acquisitions accounted for as purchases and the additional depreciation of owned facilities acquired through the Mediplex and Exceler acquisitions.

    Net interest expense for the year ended December 31, 1995 totaled $21,829,000 compared to $10,548,000 for the year ended December 31, 1994, an increase of 107%. As a percentage of net revenues, interest expense increased from 1.5% for the year ended December 31, 1994 to 1.9% for the year ended December 31, 1995. The increase is due to the issuance of the 6% Convertible Debentures on March 1, 1994, the additional interest expense associated with the outstanding debt of Mediplex assumed in the acquisition of Mediplex and to increases in borrowings under the Company's revolving credit facility primarily to fund acquisitions, capital expenditures and the debt tender offer referred to below. In addition, as previously discussed, the required change in fiscal intermediaries delayed rate adjustments and payments, resulting in increased borrowings under the Company's revolving credit facility.

    The Company incurred a nonrecurring charge of $3,256,000 in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39,449,000 of the 6 1/2% Convertible Debentures, and in August 1994, the Company incurred a similar charge of $2,275,000 related to the conversion of $24,377,000 of the 6 1/2% Convertible Debentures. In addition, in 1995 the Company recorded an extraordinary charge of $3,413,000, net of the related tax benefit, in connection with the tender offer, completed in January 1995, for $78,698,000 principal amount of the 11 3/4% Senior Subordinated Notes.

    In connection with the mergers with CareerStaff and Golden Care, the Company recognized $5,800,000 of transaction related merger costs in the second quarter of 1995. These included advisor fees and transitional costs related to consolidating operations.

    During 1995, the Company recorded charges and expenses of $4,006,000 related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut. The Company has also recorded charges and expenses of $5,505,000 related to monitoring and responding to the continuing investigation by the OIG and legal fees resulting from shareholder litigation. The litigation charge also includes costs incurred by the Company in its intended debt offering which was aborted due to the negative publicity resulting from the OIG investigation. The negative publicity prevented the Company from obtaining an acceptable interest rate. The charges do not contain any estimated amounts for settlement of the OIG or shareholder matters.

    The Company recorded an impairment loss, as determined by SFAS 121, of $59,000,000 during 1995 (as described above).

    Pro forma effective tax rates were 41% for the year ended December 31, 1995, after excluding the conversion fee, the merger expenses, the impairment loss and the deferred tax charge relating to the conversion of Golden Care from a S to a C corporation upon merging with the Company as compared to 44% for the year ended December 31, 1994, after excluding the conversion fee. The pro forma provision for income taxes reflects tax expense that would have been recorded if CareerStaff and Golden Care had been subject to and liable for Federal and state income taxes as C corporations prior to the terminations of their S corporation status in June 1994 and May 1995, respectively. The decrease in the effective tax rate is due to the reduced impact of the nondeductible portion of goodwill recorded in connection with the acquisition of Mediplex and a more favorable mix of state income than the prior year.

    The pro forma net loss was $23,981,000 for the year ended December 31, 1995 as compared to the pro forma net earnings of $19,561,000 for the year ended December 31, 1994. Pro forma net earnings before the extraordinary loss for early extinguishment of debt for the year ended December 31, 1995, excluding the conversion fee, the merger expenses, the strike, the investigation and litigation costs, the impairment loss and the deferred tax charge, increased 145% to $53,601,000 from pro forma net earnings of $21,836,000 for the year ended December 31, 1994, excluding the conversion fee. Pro forma net earnings before the extraordinary loss for early extinguishment of debt and excluding the conversion fees, the merger expenses, the strike, the investigation and litigation costs, the impairment loss and the deferred tax charge as a percentage of net revenues were 4.7% as compared to 3.2% for the year ended December 31, 1995 and 1994, respectively. The increase is primarily due to a reduction in the provision for losses on accounts receivable (as described above) in 1995 as compared to 1994 and to the decrease in the effective tax rate during the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had working capital of $211,582,000, including cash and cash equivalents of $14,880,000, as compared to working capital of $237,147,000, including cash and cash equivalents of $23,102,000 at December 31, 1995. For the year ended December 31, 1996, net cash provided by operations was $26,812,000 compared to net cash provided by operations for the year ended December 31, 1995 of $6,786,000. The net cash provided by operations for the year ended December 31, 1996 reflects the Company's growth in net earnings and reduced Federal and state tax payments due to realization of certain deferred tax assets. This was offset by the net cash used for operations to fund an increase in accounts receivable and payment of the $24,000,000 shareholder litigation settlement (as described below).

    The Company's accounts receivable have increased since January 1, 1996. Accounts receivable increased in part because of the growth in the therapy and pharmaceutical services businesses since December 31, 1995; however, accounts receivable for rehabilitation services to nonaffiliates have increased by $26,968,000 since December 31, 1995 to $78,833,000 at December 31, 1996, and
continue to increase disproportionately to the growth in revenue of that line of business. Collections of therapy services receivables from nonaffiliated facilities have slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of such facilities' therapy claims. As a result, the Company has increased its provision for losses on accounts receivable (see "Results of Operations").

    Accounts receivable also increased during the year ended December 31, 1996 due to the increased number of filings for requests for additional reimbursement of costs based on exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs") for which payment has been delayed pending settlement of the respective cost reports. These exceptions are permitted under the Medicare regulations to reimburse providers for the costs of treating higher acuity patients than are routinely seen in a long-term care facility. Included in net revenues are amounts related to exceptions to the RCLs of $12,268,000 and $8,862,000 for the years ended December 31, 1996 and 1995, respectively. These amounts represent management's estimate, based on its prior experience, of amounts that will ultimately be approved and paid by its fiscal intermediaries. Accounts receivable include requests for exceptions to the RCLs of $19,119,000 and $11,115,000 as of December 31, 1996 and 1995, respectively.
Amounts realizable are subject to final settlement of the respective cost reports. (See "Effects from Changes in Reimbursement").

    Other significant operating uses of cash for the year ended December 31, 1996 were payments of $29,293,000 for interest and net payments totaling $7,608,000 for income taxes.

    In 1996, the Company reached an agreement in principle to settle certain of the class-action lawsuits brought by shareholders for $24,000,000 which was paid during the fourth quarter of 1996. The Company recognized as a reduction of the settlement cost a $9,000,000 claim from its directors and officers liability insurance carrier. The Company received payment from its insurance carrier in March 1997. In addition, in 1996 the Company accrued additional charges and expenses of $4,250,000 related to monitoring and responding to the continuing OIG investigation and responding to the remaining shareholder litigation filed after the announcement of the OIG investigation. In 1995, the Company recorded charges and expenses of $5,505,000 related to monitoring and responding to the continuing investigation by the OIG and legal fees resulting from shareholder litigation. (See Note 14 to the Consolidated Financial Statements). The 1995 charges also included costs incurred by the Company in connection with financing activities which were not concluded due to negative publicity resulting from the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation"). As of December 31, 1996, the Company had recorded costs totaling approximately $4,200,000 which had not been paid as of December 31, 1996.

    The Company incurred $76,223,000 and $73,497,000 in capital expenditures for the years ended December 31, 1996 and 1995, respectively. Substantially all such expenditures during the year ended December 31, 1996 were for the continued development and construction of one facility in the United States and ten new facilities in the United Kingdom, the construction of two new corporate office buildings and routine capital expenditures. These expansions were financed through borrowings under the Company's revolving credit facility and from amounts previously classified as restricted cash. The Company had capital expenditure commitments, as of December 31, 1996, under various contracts, including approximately $10,400,000 in the United States and L7,300,000 ($12,500,000 as of December 31, 1996) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop and construct one and seven facilities in the United States and United Kingdom, respectively.

    The Company paid $65,405,000 and $48,167,000 for acquisitions during the years ended December 31, 1996 and 1995, respectively. The Company also paid $10,174,000 and $25,874,000 for the acquisition of minority interest investments in Ashbourne PLC ("Ashbourne") in the years ended December 31, 1996 and 1995, respectively, and paid $25,332,000 for the acquisition of a 9.9% investment in OmniCell during the year ended December 31, 1996. During the year ended December 31, 1996, the Company acquired the ownership of, the leasehold rights to, or the management of eleven long-term care facilities in the United

Kingdom and six long-term care facilities in the United States. In addition, the Company sold the leasehold rights to three long-term care facilities in the United States facilities during 1996. The Company also acquired eleven outpatient rehabilitation clinics in Canada and six pharmacies in the United Kingdom.

    On February 18, 1997, the Company signed definitive agreements with each of Retirement Care and Contour, under which the Company agreed to acquire Retirement Care and its approximately 65% owned subsidiary, Contour. The agreements call for the Company to issue 0.6625 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement) and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company) for the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of Contour is expected to be accounted for as a purchase.

    Subsequent to December 31, 1996, the Company will pay L13,733,000 ($23,545,000 as of December 31, 1996) which is the consideration due to former shareholders of APTA Healthcare PLC ("APTA") (see Note 2 to the Consolidated Financial Statements). In addition, the Company completed the acquisition of all the outstanding shares of Ashbourne. The cost of acquiring the remaining shares not held by the Company as of December 31, 1996, was approximately L67,300,000 ($110,100,000), excluding acquisition expenses and the cost of purchasing Ashbourne management options. In addition, subsequent to December 31, 1996, the Company acquired the operations of nine long-term care and assisted living facilities for $12,000,000 plus the assumption of all the facilities' leases. In connection with this acquisition, the Company agreed to provide financing of $5,800,000 to the owner of the nine facilities for expansion of certain of the facilities. Both acquisitions were funded by borrowings under the Company's revolving credit facility.

    The Company conducts business outside of the United States, in the United Kingdom and in Canada. The foreign operations account for 4% of the Company's total net revenues during the year ended December 31, 1996 and 16% of the Company's consolidated total assets as of December 31, 1996. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

    In June 1996, the Company completed the sale of all of the outstanding stock of SunSurgery Corporation, its ambulatory surgery subsidiary, for approximately $27,900,000 in cash and the assumption of $5,600,000 in debt by the buyer. As of the date of the sale, SunSurgery Corporation had approximately $3,100,000 in cash which was retained by the buyer.

    In 1996, the Company sold three of its long-term and subacute care facilities for $11,934,000 including the assumption of debt totaling $3,168,000 and leased them back under fifteen year leases. Also in 1996, the Company, through its United Kingdom subsidiary, sold ten of its long-term care facilities for $25,837,000 and leased them back under twelve year leases. These transactions produced no material gain or loss.

    Subsequent to December 31, 1996, the Company sold three of its long-term and subacute care facilities for approximately $13,200,000 in cash and approximately $5,800,000 in the assumption of debt and leased them back under fourteen year leases.

    In October 1996, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with certain banks, including NationsBank of Texas, N.A. as administrative lender. The Credit Facility provides up to $490,000,000 in a revolving line of credit and letters of credit. The Credit Facility expires on October 28, 2001, and is collateralized by a pledge of the stock of the majority of the

Company's subsidiaries. Borrowings bear interest at either the prevailing prime rate or the LIBOR rate plus 0.5% to 1.5%, depending on the Company's consolidated debt to cash flow coverage ratio. The Credit Facility, among other things, (i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. The Company had $279,300,000 of outstanding borrowings and $18,272,000 of outstanding standby letters of credit under the Credit Facility at December 31, 1996.

    The Company has $32,712,000 of mortgages with Meditrust as of December 31, 1996, which contain less restrictive covenants than the Credit Facility and which include cross default provisions with all of such mortgages and thirty-four leases also financed by Meditrust. The Company also is the obligor on an outstanding letter of credit for $3,921,000 as of December 31, 1996, to guarantee outstanding debt obligations of $3,850,000 for a partnership through which the Company acquired a 50% interest. The partnership owns a long-term care facility which is leased to a third party operator.

    The Company has agreed to lend $47,000,000, through a revolving subordinated credit agreement ("Revolving Credit Agreement") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. The advances are subject to certain conditions including availability of mortgage financing for 50% of the cost of each project and approval of each project by the Company. At December 31, 1996, five assisted living facilities were under development which would require funding by the Company totaling approximately $24,300,000, of which $9,000,000 had been advanced. The developer is in the process of obtaining mortgage financing. If mortgage financing is not obtained, the Company will be obligated to fund 100% of these five projects for approximately $51,700,000. The Company's advances under the Revolving Credit Agreement will be subordinate to the mortgage financing. A subsidiary of the Company has an option to purchase each assisted living facility after it becomes operational.

    The Company's ongoing capital requirements relate to the costs associated with its facilities under construction, routine capital expenditures, advances under the Revolving Credit Agreement, potential acquisitions and implementation of growth strategies.

    The Company believes that its current borrowing capacity under its Credit Facility and cash from operations will be sufficient to satisfy its working capital needs, facilities under construction, routine capital expenditures, advances under the Revolving Credit Agreement, current debt service obligations and to fund potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under the Credit Facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations, (iii) the availability of sale-leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of securities in the public or private capital markets. However, there can be no assurance that the Company may not require additional sources of financing in the next twelve months, particularly if it pursues acquisitions requiring significant cash consideration. Even if the Company does not have an immediate need for additional financing, it may seek to access the public or private capital markets if it believes that conditions are favorable. However, the Company's access to the public or private markets may be adversely affected by the status of the OIG investigation. In addition, such acquisitions or additional financings may require approval of the various lenders under the Company's Credit Facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience. Differences between the net amounts accrued and subsequent settlements are recorded in operations at the time of settlement. The majority of third-party payor balances are settled two to three years following the provision of services. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving reimbursement from intermediaries.

    The Company's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid Programs often require that the Company assume certain obligations relating to the reimbursement paid to the former operators of the facilities. For example, the Company may be responsible for any final cost report settlements or findings in the examination process which result in the recoupment from the Company of reimbursement previously paid to the former owner if the former owner is unable to meet its repayment obligations.

    The Company recently learned that a fiscal intermediary and a Medicaid agency in one of the states in which the Company operates may be examining cost reports filed by a predecessor operator of several facilities acquired in the Mediplex acquisition. If, as a result of any such examination, it is concluded that overpayments to the predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for any such overpayments. However, at this time the Company is unable to predict the outcome of any such examination.

    Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable healthcare expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and pharmaceutical businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and limits on reimbursement could have a material adverse effect on the Company's financial condition and results of operations, including the possible impairment of certain assets.

    In 1993, the Health Care Financing Administration ("HCFA") issued a directive to fiscal intermediaries that administer the Medicare reimbursement policies to review costs incurred by providers of occupational therapy and speech therapy provided by contract suppliers such as the Company's rehabilitation therapy subsidiary. Although HCFA has published salary equivalency guidelines for contract physical therapy and respiratory therapy, guidelines for occupational therapy and speech therapy have not yet been published in final form. Implementation of speech and occupational salary equivalency guidelines in accord with draft proposals of HCFA could directly or indirectly limit reimbursement for certain of the Company's occupational and speech therapy services. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles.

    In 1995, and periodically since then, HCFA has provided information to intermediaries for their use in determining reasonable costs for occupational and speech therapy. The information set forth in such directives, although not intended to impose limits on reasonable costs for speech therapy and occupational therapy, suggest that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. These directives will become obsolete for cost reporting periods beginning after salary equivalency guidelines for all therapies are finalized. In addition, some intermediaries also require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. Accordingly, the "prudent buyer" analyses could result in lower reimbursement rates and a corresponding decrease in net revenues of the Company. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. An adjustment of reimbursement rates with respect to therapy services provided to nonaffiliated facilities could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. The Company derives a significant percentage of its net earnings from the provision of therapy services; a change in reimbursement resulting from implementation of this directive or a reduction in reimbursement rates as a result of a change in application of reasonable cost guidelines could have a material adverse affect on the Company's financial condition and results of operations, depending on the rates adopted and the Company's costs for providing these services.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Company-operated facilities. These Medicare regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company-operated facilities at the rates applicable to services provided to nonaffiliated entities. The Medicare regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, the final determination of the appropriate threshold to satisfy the "substantial portion" requirement has varied.

    Net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 66% and 64% of total rehabilitation services net revenues for the years ended December 31, 1996 and 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 55% and 64% of total respiratory therapy services net revenues for the year ended December 31, 1996 and the period from the date of acquisition of Golden Care on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of Golden Care on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78% of total pharmaceutical services revenues for the years ended December 31, 1996 and 1995. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

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

    In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the United States Department of Health and Human Services' Office of Inspector General and the United States Department of Justice. The government is still in the process of collecting information. The Company has cooperated and continues to cooperate with the investigation.

    At this time, the Company understands that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for concurrent therapy services and whether it provided unnecessary or unordered services to residents of skilled nursing facilities. The Company understands that the investigation also includes a review of whether its long-term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

    The Company is unable to determine at this time when the investigation will be concluded or what its precise scope might be. If there have been improper practices or the investigation is broader in scope that the Company currently understands it to be, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. From time to time the negative publicity surrounding the investigation has slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which has resulted in higher than required therapist staffing levels, and has affected the private pay enrollment in certain inpatient facilities. Based on its current understanding of the investigation, however, the Company does not believe that the outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statements with respect to the outcome of the investigation are forward looking and could be affected by a number of factors, including the actual scope of the investigation, the government's factual findings and the interpretation of Federal statutes and regulations by the government and federal courts.

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began investigating whether Medicaid cost reports for 1993 and 1994 submitted to the DSS by the Company's long-term care subsidiary contained false and misleading fiscal information. Based on its current understanding of the investigation, the Company believes the investigation will not have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward looking and could be affected by a number of factors, including factual findings and interpretation of applicable laws and regulations by the Attorney General and the DSS.

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

    On June 30, 1995, two civil class action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995, or who exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    In October 1996, the Company reached an agreement in principle to settle these class action lawsuits for $24,000,000 which the Company funded in the fourth quarter of 1996. The settlement is subject to the execution of definitive documentation and court approval. The Company received $9,000,000 from its directors and officers liability insurance carrier for its claim submitted in connection with the settlement in March 1997.

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

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers based on substantially the same events as those set forth in the above described securities class actions was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. Brickell Partners filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have moved to dismiss the new complaint. The Company believes it has meritorious defenses to the new complaint.

    The Company believes the Golden Care Litigation and the derivative action will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the Golden Care Litigation and the derivative action are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently filed complaints, the scope of insurance coverage, and the outcome of the OIG investigation and all factors that could affect that outcome.

EFFECTS OF INFLATION

    Healthcare costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. The Company's operations could be adversely affected if it experiences significant delays in receiving reimbursement rate increases from Medicaid and Medicare sources for its labor and other costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Item 8 is contained in the Company's consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    To be incorporated by reference to the Company's definitive 1997 Proxy Statement. Certain information relating to the executive officers of the Company appears on pages 21 through 22 herein.

ITEM 11. EXECUTIVE COMPENSATION

    To be incorporated by reference to the Company's definitive 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    To be incorporated by reference to the Company's definitive 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    To be incorporated by reference to the Company's definitive 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedules

        (i) Financial Statements

            Report of Independent Public Accountants

            Consolidated Balance Sheets as of December 31, 1996 and 1995

            Consolidated Statements of Earnings (Loss) for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Stockholders' Equity as of December 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

        (ii) Financial Statement Schedules

            Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

    (All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or the required information is included in the audited financial statements.)

    (b) Reports on Form 8-K

    Report dated August 15, 1996 reporting the acquisition of certain accounts receivable inventory, fixed assets and the assumption of liabilities to certain contracts and leases from BDO Dunwoody Limited, in its capacity as Court appointed Receiver and Manager of International Managed Health Care Inc.

    (c) Exhibits

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
 2.1(1)       Preincorporation Agreement dated as of April 13, 1993 between Sun and Andrew L. Turner, Nora L.
                Turner and Elizabeth L. Keefer, as Trustee of Turner's Children's Trust No. 3
 2.2(2)(7)    Agreement and Plan of Merger dated January 27, 1994, by and among Sun, Sun Acquisition Corporation,
                The Mediplex Group, Inc., Abraham D. Gosman and Andrew L. Turner, as amended. Filed without schedules attached.
 2.3(2)       Asset Sale Agreement dated January 27, 1994 by and among Mediplex, Abraham D. Gosman and Sun
 2.4(1)       Plan or Reorganization and Merger Agreement by and between Honorcare Corporation, Don A. Karchmer,
                Thomas E. Stewart, John E. Bingaman and James W. Campbell, Sun and Sunrise
 2.5(15)      Agreement and Plan of Merger dated as of April 27, 1995 by and between Golden Care, Inc., Golden
                Acquisition Corporation and Sun
 2.6(15)      First Amendment to Agreement and Plan of Merger dated as of May 4, 1995 by and between Golden Care,
                Inc., Golden Acquisition Corporation and Sun
 2.7(16)      Agreement and Plan of Merger dated March 30, 1995 by and between Sun, Sun Acquisition Corporation and CareerStaff Unlimited, Inc.
 2.8(16)      First Amendment to Agreement and Plan of Merger dated April 7, 1995 by and between Sun, Sun
                Acquisition Corporation and CareerStaff Unlimited, Inc.
 2.9(15)      Second Amendment to Agreement and Plan of Merger dated May 11, 1995 by and between Sun, Sun
                Acquisition Corporation and CareerStaff Unlimited, Inc.
 2.10(13)     Share Purchase Agreement dated as of November 30, 1995 among Sun, Columbia Health Care Inc. and the
                Vendors named therein. Schedule 14: Form of Warrant
 2.11(10)     Investment and Shareholders' Agreement between Sun Healthcare Group, Inc., Sun Healthcare Group
                International Ltd., Exceler Health Care Group PLC, Guernroy Limited, John Ernest Moreton, The
                Alexanders and the Optionholders relating to Exceler Health Care Group PLC, dated September 7,
                1994
 2.12(14)     Deed of Amendment and Instrument relating to Exceler Health Care Group PLC dated February 15, 1995
 2.13(24)     Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun Healthcare
                Group, Inc., Peach Acquisition Corporation and Retirement Care Associates, Inc.
 2.14(24)     Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun Healthcare
                Group, Inc., Nectarine Acquisition Corporation and Contour Medical, Inc.
 3.1(1)       Certificate of Incorporation of Sun
 3.2(1)(9)    Bylaws of Sun, as amended
 3.3(21)      Certificate of Amendment to Certificate of Incorporation of Sun dated April 15, 1993
 3.4(6)       Certificate of Amendment to Certificate of Incorporation of Sun dated June 23, 1994
 4.1(3)       Fiscal Agency Agreement dated as of March 1, 1994 between Sun and NationsBank of Texas, N.A., as
                Fiscal Agent
 4.2(6)       Amended and Restated Indenture, dated October 1, 1994, among Sun, The Mediplex Group, Inc. and Fleet
                Bank of Massachusetts, N.A. as Trustee (Sun 6% Convertible Subordinated Debentures due 2004)

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
 4.3(6)       Amended and Restated First Supplemental Indenture to Amended and Restated Indenture, dated October
                1, 1994, among Sun, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee
                (Mediplex 6'% Convertible Subordinated Debentures due 2003)
 4.4(17)      Form of Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company, which includes the form of Certificate of Designations for the Series A Preferred Stock as Exhibit A,
                the form of Right Certificate as Exhibit B and the form of Summary of Preferred Stock Purchase
                Rights as Exhibit C.
 4.5(18)      First Amendment to Rights Agreement, dated as of August 11, 1995, amending the Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company
10.1(4)       Lease Agreement dated as of August 31, 1986, by and between Karan Associates ("Lessee") and Campbell
                Care of Wylie, Inc., Assignment of Lease dated November 20, 1989 by and between Campbell Care of
                Wylie, Inc. and Honorcare Corporation ("Lessee"), with First Lease Addendum dated August 31, 1986,
                Second Addendum dated January 9, 1987, Third Addendum dated November 30, 1989 and Fourth Addendum dated July 12, 1993, and Assignment Agreement dated as of July 13, 1993, by and between Honorcare
                Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Hillcrest Manor Nursing
                Center)
10.2(21)      Lease Agreement for West Magic Care Center dated as of August 1, 1987, between Skyview Associates
                ("Lessor") and Don Bybee and A. Keith Holloway ("Lessee")
10.3(1)       Sublease, Assumption and Consent Agreement for Coronado Care Center dated as of May 31, 1990, among
                Phoenix Nursing Home Limited Partnership ("Lessor"), Horizon Healthcare Corporation
                ("Lessee/Sublessor") and Sunrise ("Sublessee") pursuant to a Lease dated December 18, 1987 between
                Lessor and Lessee (Lease attached as Exhibit)
10.4(1)       Lease Agreement for East Mesa Care Center dated as of September 30, 1990, between East Mesa
                Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")
10.5(1)       Assignment and Assumption of Lease with Consent of Lessor for Torrington Extend-A-Care Center dated as of November 1, 1990, between Beverly Enterprises Connecticut, Inc. ("Assignor/ Lessee"), Turner
                Enterprises, Inc. ("Assignee"), Andrew L. Turner and Nora Turner ("Guarantors"), Harvey J. Angell
                and Zev Karkomi ("Special Guarantors") and Beverly Investment Properties, Inc. ("Lessor") (Lease
                attached)
10.6(1)       Lease Agreement for Mercer Island Care Center dated as of July, 1991, among Mercer View Convalescent
                Center, Tenants-in-Common ("Lessor"), Sunrise ("Lessee") and Andrew L. Turner and Nora Turner,
                husband and wife ("Guarantor")
10.7(1)       Lease Agreement for Bayside Health and Rehabilitation Center dated as of July 26, 1991, between
                Bellingham Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")
10.8(4)       Lease Agreement for the Coronado Care Center addition, dated as of August 30, 1991, by and between
                Phoenix Nursing Home Limited Partnership II ("Lessor") and Sunrise ("Lessee")
10.9(1)       Lease Agreement for Whispering Pines Care Center and Valley Rehabilitation Center dated as of
                October 1, 1991, between Belle Mountain Associates Limited Partnership ("Lessor") and Sunrise
                ("Lessee")
10.10(1)      Lease Agreement for Menlo Park Healthcare Center dated as of November 1, 1991, between Oregon
                Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")
10.11(1)      Sublease Agreement for Hillside Living Center d/b/a Hillside Healthcare Center dated as of March 1,
                1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc. ("Sublessee")
                (Lease attached as Exhibit)

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
10.12(1)      Sublease Agreement for Crown Manor Living Center d/b/a Crown Manor Healthcare Center dated as of
                March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
                ("Sublessee") (Lease attached as Exhibit)
10.13(1)      Sublease Agreement for Colonial Manor Living Center d/b/a Colonial Manor Healthcare Center dated as of March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
                ("Sublessee") (Lease attached as Exhibit)
10.14(1)      Sublease Agreement for Douglas Living Center d/b/a Douglas Healthcare Center dated as of March 1,
                1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc. ("Sublessee")
                (Lease attached as Exhibit)
10.15(1)      Lease Agreement for Columbia View Nursing Home dated as of June 30, 1992, between Columbia
                Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc. ("Lessee")
10.16(1)      Lease Agreement for Adams House Healthcare Center dated as of October 1, 1992, between Adams
                Connecticut Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc. ("Lessee")
10.17(1)      Lease Agreement for San Juan Care Center and Burton Care Center dated as of October 31, 1992, by and between Zev Karkomi and Jerold Ruskin (collectively, the "Lessors") and Sunrise ("Lessee")
10.18(1)      Lease Agreement for Park Villa Convalescent Center dated as of April 1, 1993, between LTC
                Properties, Inc. ("Lessor") and Sunrise ("Lessee")
10.19(4)      Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
                Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993 by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Angelina
                Facility)
10.20(4)      Lease Agreement dated as of July 13, 1993, by and between July Associates IV ("Lessor") and
                Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Park
                Plaza)
10.21(4)      Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
                Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Wells)
10.22(4)      Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
                Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Pineywood)
10.23(4)      Lease Agreement dated as of July 13, 1993, by and between Golden Age Associates ("Lessor") and
                Honorcare Corporation ("Lessee") (Golden Age)
10.24(4)      Lease Agreement dated as of July 13, 1993, by and between July Associates III ("Lessor") and
                Honorcare Corporation ("Lessee") (High Plains)
10.25(8)      Lease Agreement dated as of July 30, 1993 between Zev Karkomi, Thunderbird Associated Limited
                Partnership and Sunrise Healthcare Corporation
10.26(8)      Lease Agreement dated as of September 22, 1993, as amended, between Carlinville Associates and
                Sunrise Healthcare Corporation
10.27(5)      Lease Agreement dated October 1993, by and between Salem Associates, Ltd. ("Lessor") and Sunrise
                ("Lessee") (Doctors Nursing Home)

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
10.28(5)      Lease Agreement dated as of December 6, 1993, by and between Massachusetts Nursing Homes Limited
                Partnership ("Lessor") and Sunrise ("Lessee")
10.29(4)      Lease Assignment and Transfer of Operations Agreement dated as of December 30, 1993, by and between
                HEA of New Mexico, Inc. and Sunrise (Lease attached) (Country Life Manor)
10.30(4)      Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
                Sunrise ("Lessee") (Stanton Nursing Home)
10.31(4)      Lease Agreement dated as of January 1, 1994, by and between Whitewright Associates ("Lessor") and
                Sunrise ("Lessee") (Campbell Care of Whitewright)
10.32(4)      Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
                Sunrise ("Lessee") (Valley Mills Care Center)
10.33(4)      Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
                Sunrise ("Lessee") (Moody Care Center)
10.34(7)      Lease Agreement dated as of April 26, 1994, by and between Sumner Nursing Home, L.L.C. and Sunrise
10.35(6)      Lease Agreement by and between Bellingham II Associates Limited Partnership and Sunrise Healthcare
                Corporation, dated May 31, 1994
10.36(6)      Amendment and Restatement of Facility Lease Agreement [Lenox Hill]--Meditrust of Lynn, Inc. and
                Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994
10.37(6)      Amendment and Restatement of Facility Lease Agreement [Northampton]--New England Finance Corporation
                and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994
10.38(6)      Amendment and Restatement of Facility Lease Agreement [Woodcrest]--Meditrust and Mediplex of New
                Jersey, Inc., dated June 23, 1994
10.39(6)      Amendment and Restatement of Facility Lease Agreement [Westport]--Meditrust and Mediplex of
                Connecticut, Inc., dated June 23, 1994
10.40(6)      Amendment and Restatement of Facility Lease Agreement [Newton]--Meditrust and Mediplex of
                Massachusetts, Inc., dated June 23, 1994
10.41(6)      Amendment and Restatement of Facility Lease Agreement [Wilmington]--Meditrust and Mediplex of
                Massachusetts, Inc,, dated June 23, 1994
10.42(6)      Amendment and Restatement of Facility Lease Agreement [Stamford] by and between
                G-WZ of Stamford, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994
10.43(6)      Amendment and Restatement of Facility Lease Agreement [Cheshire]--Meditrust and Mediplex of
                Connecticut, Inc., dated June 23, 1994
10.44(6)      Amendment and Restatement of Facility Lease Agreement [East Longmeadow]-- Meditrust and Quality
                Nursing Care of Massachusetts, Inc., dated June 23, 1994
10.45(6)      Amendment and Restatement of Facility Lease Agreement [Wethersfield]--Meditrust and Mediplex of
                Connecticut, Inc., dated June 23, 1994
10.46(6)      Amendment and Restatement of Facility Lease Agreement [Danbury]--Meditrust and Mediplex of
                Connecticut, Inc., dated June 23, 1994
10.47(6)      Amendment and Restatement of Facility Lease Agreement [Manatee]--Meditrust and Manatee Springs
                Nursing Center, Inc., dated June 23, 1994
10.48(6)      Amendment and Restatement of Facility Lease Agreement [Camden]--Plaza Medical Nursing Facility and
                P.M.N.F. Management, Inc., dated June 23, 1994
10.49(6)      Facility Lease Agreement [Washington]--Pacific Finance Corporation and Sunrise Healthcare
                Corporation, dated June 23, 1994

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
10.50(6)      Amendment and Restatement of Facility Lease Agreement [Darien]--New England Finance Corporation and
                Mediplex of Connecticut, Inc., dated June 23, 1994
10.51(6)      Amendment and Restatement of Facility Lease Agreement [Randolph]--Meditrust and Mediplex of
                Massachusetts, Inc., dated June 23, 1994
10.52(6)      Amendment and Restatement of Facility Lease Agreement [Peabody]--Meditrust and Mediplex of
                Massachusetts, Inc., dated June 23, 1994
10.53(6)      Amendment and Restatement of Facility Lease Agreement [Newington]--Meditrust and Mediplex of
                Connecticut, Inc., dated June 23, 1994
10.54(6)      Amendment and Restatement of Facility Lease Agreement [Beverly]--Meditrust and Mediplex of
                Massachusetts, Inc., dated June 23, 1994
10.55(6)      Facility Lease Agreement [Weymouth]--Meditrust of Massachusetts, Inc. and Mediplex of Massachusetts,
                Inc., dated June 23, 1994
10.56(6)      Amendment and Restatement of Facility Lease Agreement [Lexington]--Meditrust and Mediplex of
                Massachusetts, Inc., dated June 23, 1994
10.57(6)      Amendment and Restatement of Facility Lease Agreement [Michigan]--Meditrust Tri-States, Inc. and
                Mediplex of Ohio, Inc., dated June 23, 1994
10.58(6)      Amendment and Restatement of Facility Lease Agreement [Christian Hill]--Meditrust of Massachusetts,
                Inc. and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994
10.59(6)      Amendment and Restatement of Facility Lease Agreement [Arkansas]--Meditrust of Benton, Inc. and
                Mediplex Management of Texas, Inc., dated June 23, 1994
10.60(6)      Amendment and Restatement of Facility Lease Agreement [Holyoke]--Meditrust of Massachusetts, Inc.
                and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23, 1994
10.61(6)      Amendment and Restatement of Facility Lease Agreement [Southern Connecticut], dated June 23, 1994, between New England Finance Corporation and Mediplex of Connecticut, Inc.
10.62(6)      Amendment and Restatement of Facility Lease Agreement [Southbury], dated June 23, 1994, between New
                England Finance Corporation and Mediplex of Connecticut, Inc.
10.63(6)      Facility Lease Agreement [Bowling Green], dated June 23, 1994, between Meditrust of Kentucky, Inc.
                and Mediplex of Kentucky, Inc.
10.64(6)      Facility Lease Agreement [Milford], dated June 23, 1994, between Meditrust of Connecticut, Inc. and
                Mediplex of Connecticut, Inc.
10.65(6)      Lease and Security Agreement by and between Nationwide Health Properties, Inc. and Sunrise
                Healthcare Corporation, dated September 1, 1994
10.66(6)      Lease Agreement by and between Sumner Hills L.L.C. and Sunrise Healthcare Corporation, dated
                September 9, 1994
10.67(20)     Lease Agreement for Wheeler Care Center, dated as of July 24, 1995, by and between Wheeler
                Healthcare Associates, L.L.C., a Texas limited liability company ("Lessor") and Sunrise Healthcare
                Corporation ("Lessee").
10.68(20)     Agreement with Respect to and Second Amendment of Lease Agreement, dated as of September 1, 1995, by and between Massachusetts Nursing Homes Limited Partnership ("Lessor") and Sunrise Healthcare
                Corporation ("Lessee").
10.69(20)     Third Amendment of Lease Agreement, dated as of September 1, 1995, by and between Massachusetts
                Nursing Homes Limited Partnership ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
10.70(20)     Lease Agreement for Clifton Care Center, dated as of September 13, 1995, between Missouri Associates
                ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.71(20)     Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts,
                Inc. ("Lessor") and New Bedford Nursing Center, Inc. ("Lessee") (Guaranty of Sun attached as
                Exhibit).
10.72(20)     Facility Sublease Agreement, dated as of September 30, 1995, by and between Meditrust of New Jersey,
                Inc., as Sublessor, and West Jersey/Mediplex Rehabilitation Limited Partnership (Guaranty of Sun
                attached as Exhibit).
10.73(20)     Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts,
                Inc. ("Lessor") and Mediplex of Massachusetts, Inc. ("Lessee") (Guaranty of Sun attached as
                Exhibit).
10.74(20)     Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts,
                Inc. ("Lessor") and Sundance Rehabilitation Corporation ("Lessee") (Guaranty of Sun attached as
                Exhibit).
10.75(20)     Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts,
                Inc. ("Lessor") and Mediplex of Concord, Inc. ("Lessee") (Guaranty of Sun attached as Exhibit).
10.76(20)     Indemnity Agreement (New Bedford), dated as of September 30, 1995, by and among New Bedford Nursing
                Center, Inc. ("Seller"), Sun and Meditrust of Massachusetts, Inc. ("Buyer").
10.77(20)     Indemnity Agreement (Marlton), dated as of September 30, 1995, by and among West Jersey/Mediplex
                Rehabilitation Limited Partnership, as Assignor, Sun and Meditrust of New Jersey, Inc., as
                Assignee.
10.78(20)     Indemnity Agreement (Concord), dated as of September 30, 1995, by and among Mediplex of
                Massachusetts, Inc. ("Seller"), and Meditrust of Massachusetts, Inc. ("Buyer").
10.79(20)     Indemnity Agreement (Concord-1B), dated as of September 30, 1995, by and among Sundance
                Rehabilitation Corporation ("Seller"), Sun and Meditrust of Massachusetts, Inc. ("Buyer").
10.80(20)     Indemnity Agreement (Concord--2A & 2B), dated as of September 30, 1995, by and among Mediplex of
                Concord, Inc. ("Seller"), Sun and Meditrust of Massachusetts, Inc. ("Buyer").
10.81(20)     Indemnity Agreement (Oradell), dated as of September 30, 1995, by and among Bergen Eldercare, Inc.
                ("Seller"), Sun and Meditrust of New Jersey, Inc. ("Buyer").
10.83(21)     First Amendment to Lease Agreement for West Magic Care Center dated as of January 1, 1996, between
                Skyview Associates ("Lessor") and Sunrise Healthcare Corporation ("Lessee")
10.84(21)     Unconditional Guaranty of Lease dated as of January 1, 1996, between Sun Healthcare Group, Inc.
                ("Guarantor") and Skyview Associates ("Lessor")
10.85*        Lease Agreement for Heritage Heights dated as of March 1, 1996, by and between Tor Associates
                ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.86*        Unconditional Guaranty of Lease dated March 1, 1996, by and between Sun Healthcare Group, Inc.
                ("Guarantor) and Tor Associates ("Lessor").
10.87(21)     Omnibus Amendment to Facility Lease Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiary of Sun.

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
10.88(23)     Second Amendment to Lease, dated as of June 1, 1996, by and between East Mesa Associates Limited
                Partnership ("Lesser") and Sunrise Healthcare Corporation ("Lessee").
10.89(22)     Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and Sunrise Healthcare Corporation for
                Oaks Health & Rehabilitation Center.
10.90(22)     Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and Sunrise Healthcare Corporation for
                Jones Health & Rehabilitation Center.
10.91(23)     First Amendment to Lease dated as of August 1, 1996, by and between Sumner Nursing Home, L.L.C.
                ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.92(23)     Sub-Sublease Agreement, dated as of August 22, 1996, by and between Yuba Nursing Homes, Inc.
                ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.93*        Lease Agreement for Casa del Sol Nursing Home dated as of November 26, 1996, by and between Raton
                Property Limited Company ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.94*        Lease Agreement for Blue Mountain Convalescent Center dated as of November 30, 1996, by and between
                Washington Associates ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.95*        Unconditional Guaranty of Lease dated as of November 30, 1996, by and between Sun Healthcare Group,
                Inc. ("Guarantor"), and Washington Associates ("Lessor").
10.96*        Lease Agreement for Magic Valley Manor dated as of November 30, 1996, by and between Idaho
                Associates L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.97*        Lease Agreement for Payette Lakes Care Center dated as of November 30, 1996, by and between Idaho
                Associates L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.98*        Lease Agreement for Valley Rehabilitation and Living Center dated as of November 30, 1996, by and between Idaho Associates L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.99*        Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun Healthcare Group, Inc.
                ("Guarantor") to Idaho Associates, L.L.C. ("Lessor") relating to Magic Valley Manor.
10.100*       Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun Healthcare Group, Inc.
                ("Guarantor") to Idaho Associates, L.L.C. ("Lessor") relating to Payette Lakes Care Center.
10.101*       Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun Healthcare Group, Inc.
                ("Guarantor") to Idaho Associates, L.L.C. ("Lessor") relating to Valley Rehabilitation and Living
                Center.
10.102(4)     Form of Management Agreement between GF/Massachusetts, Inc. and Sunrise
10.103(6)     Amendment and Restatement of Loan Agreement [Brookline] by and between Mediplex of Massachusetts,
                Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994
10.104(6)     Amendment and Restatement of Loan Agreement [Columbus] by and between Mediplex Rehabilitation of
                Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994
10.105(6)     Loan Agreement [Denver] by and between Mediplex of Colorado, Inc. and Valley View Psychiatric
                Services, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

  EXHIBIT
   NUMBER                                           DESCRIPTION OF EXHIBITS
------------  ----------------------------------------------------------------------------------------------------
10.106(21)    Omnibus Amendment to Loan Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiaries of Sun.
10.107(22)    Fourth Amended and Restated Credit Agreement among Sun Healthcare Group, Inc., The Mediplex Group,
                Inc., certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative
                Lender, dated October 29, 1996.
10.108*       First Amendment to Fourth Amended and Restated Credit Agreement among Sun Healthcare Group, Inc.,
                The Mediplex Group, Inc., certain lenders, certain co-agents, and NationsBank of Texas N.A., as
                Administrative Lender, dated December 2, 1996.
10.109(14)    First Amendment to Sun 1992 Director Stock Option Plan
10.110(1)     Sun 1993 Combined Incentive and Nonqualified Stock Option Plan
10.111(1)     Sun 1993 Directors Stock Option Plan
10.112(14)    Amendments to Sun 1993 Combined Incentive and Nonqualified Stock Option Plan
10.113(21)    Sun 1995 Non-Employee Directors' Stock Option Plan
10.114(21)    Sun Employee Stock Purchase Plan
10.115(21)    1996 Combined Incentive and Nonqualified Stock Option Plan
10.116(1)     Tax Indemnity Agreement between Sun, Sundance Rehabilitation Corporation, Turner Enterprises, Inc.
                and Andrew L. Turner and Nora L. Turner
10.117(1)     Form of Indemnity Agreement between Sun and each of Sun's Directors before July 3, 1996
10.118*       Form of Indemnity Agreement between Sun and each of Sun's Directors from and after July 3, 1996
10.119(1)     Employment Agreement between Sun and Andrew L. Turner
10.120(1)     Agreement as of May 5, 1993, between Sundance Rehabilitation Corporation and Andrew L. Turner
10.121(4)     Employment Agreement between Sun and John E. Bingaman
10.122(6)     Termination of Employment Agreement and Consulting Agreement by and between Sun Healthcare Group and
                John E. Bingaman
10.123*       Severance Agreement between Sun and Andrew L. Turner dated January 1, 1997
10.124*       Form of Severance Agreement entered into between Sun and Julie Collins, Susan LaBelle, Robert Levin,
                Robert Murphy, Warren Schelling, Mark Wimer and Robert Woltil
11.1*         Computation of Earnings Per Share
21.1*         Subsidiaries of the Registrant
23.1*         Consent of Arthur Andersen LLP
27.1*         Financial Data Schedule

------------------------

*   Filed herewith

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

(20) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(21) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1996.

(22) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1996.

(23) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1996.

(24) Incorporated by reference from exhibits to the Company's Form 8-K dated February 17, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUN HEALTHCARE GROUP, INC.

                                By              /s/ ANDREW L. TURNER
                                     -----------------------------------------
                                                  Andrew L. Turner
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   MARCH 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ ANDREW L. TURNER       Chairman of the Board of
------------------------------    Directors, President, and    March 27, 1997
       Andrew L. Turner           Chief Executive Officer

                                Senior Vice President
     /s/ ROBERT D. WOLTIL         Financial Services and
------------------------------    Chief Financial Officer      March 27, 1997
       Robert D. Woltil           and Director (Principal
                                  Financial Officer

                                Vice President and
    /s/ WILLIAM C. WARRICK        Corporate Controller
------------------------------    (Principal Accounting        March 27, 1997
      William C. Warrick          Officer

     /s/ JOHN E. BINGAMAN
------------------------------  Director                       March 20, 1997
       John E. Bingaman

       /s/ ZEV KARKOMI
------------------------------  Director                       March 27, 1997
         Zev Karkomi

     /s/ ROBERT A. LEVIN
------------------------------  Director                       March 27, 1997
       Robert A. Levin

      /s/ MARTIN G. MAND
------------------------------  Director                       March 19, 1997
        Martin G. Mand

   /s/ WARREN C. SCHELLING
------------------------------  Director                       March 27, 1997
     Warren C. Schelling

      /s/ LOIS SILVERMAN
------------------------------  Director                       March 27, 1997
        Lois Silverman

     /s/ JAMES R. TOLBERT
------------------------------  Director                       March 27, 1997
       James R. Tolbert

      /s/ MARK G. WIMER
------------------------------  Director                       March 27, 1997
        Mark G. Wimer

     /s/ R. JAMES WOOLSEY
------------------------------  Director                       March 27, 1997
       R. James Woolsey

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

    We have audited the accompanying consolidated balance sheets of SUN HEALTHCARE GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of earnings (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
February 27, 1997

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS,
                                                                                            EXCEPT SHARE DATA)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $     14,880  $     23,102
  Restricted cash.....................................................................         2,236         1,914
  Accounts receivable, net of allowance for doubtful accounts of $16,877 and $11,035
    in 1996 and 1995, respectively....................................................       282,268       236,797
  Other receivables...................................................................        33,430        29,976
  Prepaids and other assets...........................................................        17,618        18,300
  Deferred tax asset..................................................................        12,716        27,098
                                                                                        ------------  ------------
    Total current assets..............................................................       363,148       337,187
                                                                                        ------------  ------------
Property and equipment, net...........................................................       305,720       201,132
Restricted cash.......................................................................       --              8,132
Goodwill, net.........................................................................       432,505       421,660
Other assets, net.....................................................................       115,056        62,856
Deferred tax asset....................................................................        12,997        11,536
                                                                                        ------------  ------------
    Total assets......................................................................  $  1,229,426  $  1,042,503
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................  $     28,982  $     10,417
  Accounts payable....................................................................        39,180        33,000
  Accrued compensation and benefits...................................................        32,612        23,742
  Workers' compensation accrual.......................................................         7,863         6,339
  Payable to APTA shareholders........................................................        23,545       --
  Other accrued liabilities...........................................................        19,384        26,542
                                                                                        ------------  ------------
    Total current liabilities.........................................................       151,566       100,040
                                                                                        ------------  ------------
Long-term debt, net of current portion................................................       483,453       348,460
Other long-term liabilities...........................................................        14,813        17,052
Deferred income taxes.................................................................         4,760         2,634
                                                                                        ------------  ------------
    Total liabilities.................................................................       654,592       468,186
                                                                                        ------------  ------------
Minority interest.....................................................................         2,697         5,275
Commitments and contingencies.........................................................       --            --
Stockholders' equity:
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued.........       --            --
  Common stock of $.01 par value, authorized 100,000,000 shares, 51,142,729 and
    47,916,367 shares issued and outstanding at December 31, 1996 and 1995,
    respectively......................................................................           511           479
  Additional paid-in capital..........................................................       611,434       568,054
  Retained earnings...................................................................        22,313           777
  Cumulative translation adjustment...................................................         3,718          (268)
                                                                                        ------------  ------------
                                                                                             637,976       569,042
                                                                                        ------------  ------------
  Less:
    Common stock held in treasury, at cost, 2,030,116 shares as of December 31,
      1996............................................................................        25,069       --
    Grantor stock trust, at market, 3,019,993 shares at December 31, 1996.............        40,770       --
                                                                                        ------------  ------------
      Total stockholders' equity......................................................       572,137       569,042
                                                                                        ------------  ------------
      Total liabilities and stockholders' equity......................................  $  1,229,426  $  1,042,503
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1996          1995         1994
                                                                            ------------  ------------  ----------

                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Total net revenues........................................................  $  1,316,308  $  1,135,508  $  673,354

Cost and expenses:
  Operating...............................................................     1,107,821       929,493     552,662
  Corporate general and administrative....................................        62,085        51,468      31,633
  Provision for losses on accounts receivable.............................        14,970        14,623      27,632
  Depreciation and amortization...........................................        33,817        27,734      11,797
  Interest, net...........................................................        25,899        21,829      10,548
  Conversion expense......................................................       --              3,256       2,275
  Merger expenses.........................................................       --              5,800      --
  Strike costs............................................................       --              4,006      --
  Investigation and litigation costs......................................        19,250         5,505      --
  Impairment loss.........................................................       --             59,000      --
                                                                            ------------  ------------  ----------
    Total costs and expenses..............................................     1,263,842     1,122,714     636,547
                                                                            ------------  ------------  ----------
Earnings before income taxes and extraordinary loss.......................        52,466        12,794      36,807
Income taxes..............................................................        30,930        33,132      14,688
                                                                            ------------  ------------  ----------
  Net earnings (loss) before extraordinary loss...........................        21,536       (20,338)     22,119
Extraordinary loss from early extinguishment of debt, net of income tax
  benefit of $2,372.......................................................       --             (3,413)     --
                                                                            ------------  ------------  ----------
Net earnings (loss).......................................................  $     21,536  ($    23,751) $   22,119
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Pro forma data:
  Historical earnings before income taxes and extraordinary loss..........                $     12,794  $   36,807
  Pro forma income taxes..................................................                      33,362      17,246
                                                                                          ------------  ----------
  Pro forma net earnings (loss) before extraordinary loss.................                     (20,568)     19,561
  Extraordinary loss......................................................                      (3,413)     --
                                                                                          ------------  ----------
  Pro forma net earnings (loss)...........................................                ($    23,981) $   19,561
                                                                                          ------------  ----------
                                                                                          ------------  ----------
Net earnings (loss) per common and common equivalent share:
  Net earnings (loss) before extraordinary loss...........................  $       0.46  ($      0.43) $     0.61
  Extraordinary loss......................................................       --              (0.07)     --
                                                                            ------------  ------------  ----------
  Net earnings (loss).....................................................  $       0.46  ($      0.50) $     0.61
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Weighted average number of common and common equivalent shares
  outstanding.............................................................        46,840        47,419      31,830
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------------
                                                                                       1996         1995        1994
                                                                                    -----------  ----------  -----------

                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).............................................................  $    21,536  $  (23,751) $    22,119
  Adjustments to reconcile net earnings (loss) to net cash provided by (used for)
    operating activities--
    Extraordinary loss............................................................      --            5,785      --
    Conversion expense............................................................      --            3,256        2,275
    Litigation settlement.........................................................       (4,750)     --          --
    Depreciation and amortization.................................................       33,817      27,734       11,797
    Provision for losses on accounts receivable...................................       14,970      14,623       27,632
    Impairment loss...............................................................      --           59,000      --
    Other, net....................................................................       (2,032)     (2,220)        (908)
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................      (57,059)    (90,887)     (76,929)
      Other current assets........................................................       (6,696)        970       (4,521)
      Other current liabilities...................................................        3,262      (6,334)     (10,029)
      Income taxes payable........................................................       23,764      18,610       (7,758)
                                                                                    -----------  ----------  -----------
    Net cash provided by (used for) operating activities..........................       26,812       6,786      (36,322)
                                                                                    -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.......................................................      (76,223)    (73,497)     (37,862)
  Transfer of restricted cash.....................................................      --           --           16,054
  Acquisitions, net of cash acquired..............................................      (65,405)    (48,167)    (128,378)
  Purchase of minority interest in Ashbourne PLC..................................      (10,174)    (25,874)     --
  Purchase of minority interest in OmniCell Technologies, Inc.....................      (25,332)     --          --
  Net proceeds from sale of SunSurgery Corporation................................       24,828      --          --
  Proceeds from operations and sale of assets held for sale.......................       (3,810)     36,878       (2,186)
  Proceeds from sale and leaseback of property and equipment......................       34,603     105,534      --
  Other assets expenditures.......................................................      (20,676)    (22,648)      (3,507)
                                                                                    -----------  ----------  -----------
    Net cash used for investing activities........................................     (142,189)    (27,774)    (155,879)
                                                                                    -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings.......................................................      137,155     185,299      145,055
  Long-term debt repayments.......................................................       (4,273)   (115,730)     (88,163)
  Transfer of restricted cash.....................................................      --           --              667
  Repurchase of 11 3/4% Senior Subordinated Notes due 2002........................      --          (89,370)     --
  Conversion of Mediplex 6 1/2% Convertible Subordinated Debentures due 2003......      --          (16,859)     (10,681)
  Net proceeds from issuance of common stock......................................        1,582       2,976      216,608
  Purchases of treasury stock.....................................................      (25,069)     --          --
  Other financing activities......................................................       (1,776)     (1,429)     --
  Distribution of prior S corporation earnings....................................      --             (333)      (8,889)
                                                                                    -----------  ----------  -----------
    Net cash provided by (used for) financing activities..........................      107,619     (35,446)     254,597
                                                                                    -----------  ----------  -----------
Effect of exchange rate on cash and cash equivalents..............................         (464)        798      --
                                                                                    -----------  ----------  -----------
Net increase (decrease) in cash and cash equivalents..............................       (8,222)    (55,636)      62,396
Cash and cash equivalents at beginning of year....................................       23,102      78,738       16,342
                                                                                    -----------  ----------  -----------
Cash and cash equivalents at end of year..........................................  $    14,880  $   23,102  $    78,738
                                                                                    -----------  ----------  -----------
                                                                                    -----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK        ADDITIONAL                 CUMULATIVE
                                                ------------------------    PAID-IN     RETAINED     TRANSLATION    TREASURY
                                                  SHARES       AMOUNT       CAPITAL     EARNINGS     ADJUSTMENT       STOCK
                                                -----------  -----------  -----------  -----------  -------------  -----------
                                                                                (IN THOUSANDS)
Balance at December 31, 1993..................      21,066    $     210    $  57,697    $  12,454        --            --
Distribution of prior S corporation
  earnings....................................      --           --              218       (5,954)       --            --
Reclassification of retained earnings as
  additional paid-in capital to reflect change
  in tax status of CareerStaff................      --           --              454         (454)       --            --
Common stock offerings........................      10,662          107      205,402       --            --            --
Common stock issued pursuant to the
  acquisition of Mediplex and related
  transactions................................      11,250          112      213,629       --            --            --
Common stock issued in connection with other
  acquisitions................................          14       --              150       --            --            --
Additional consideration recorded for the
  excess of the fair value over the exercise
  price of the Mediplex stock options assumed
  in connection with the acquisition..........      --           --           14,473       --            --            --
Issuance of common stock for employee
  benefits....................................       1,051           11       11,088       --            --            --
Conversion of 6 1/2% Convertible Subordinated
  Debentures due 2003.........................         978           10       18,503       --            --            --
Foreign currency translation adjustment.......      --           --           --           --               220        --
Net earnings..................................      --           --           --           22,119        --            --
                                                -----------       -----   -----------  -----------       ------    -----------
Balance at December 31, 1994..................      45,021          450      521,614       28,165           220        --
                                                -----------       -----   -----------  -----------       ------    -----------
Distribution of prior S corporation
  earnings....................................      --           --           --             (333)       --            --
Reclassification of retained earnings as
  additional paid-in capital to reflect the
  change in tax status of Golden Care, Inc....      --           --            3,908       (3,908)       --            --
Common stock issued in connection with
  immaterial poolings.........................         690            7          174          604        --            --
Common stock issued in connection with other
  acquisitions................................         339            3        8,231       --            --            --
Additional consideration recorded for the fair
  value of warrants issued in connection with
  the Columbia acquisition....................      --           --            1,095       --            --            --
Issuance of common stock for employee
  benefits....................................         283            3        2,973       --            --            --
Conversion of 6 1/2% Convertible Subordinated
  Debentures due 2003.........................       1,583           16       30,059       --            --            --
Foreign currency translation adjustment.......      --           --           --           --              (488)       --
Net loss......................................      --           --           --          (23,751)       --            --
                                                -----------       -----   -----------  -----------       ------    -----------
Balance at December 31, 1995..................      47,916          479      568,054          777          (268)       --
                                                -----------       -----   -----------  -----------       ------    -----------
Purchase of treasury stock....................      --           --           --           --            --           (25,069)
Common stock issued in connection with
  acquisitions................................          71            1          960       --            --            --
Issuance of common stock in connection with
  establishment of the Grantor Stock Trust....       3,050           30       37,670       --            --            --
Issuance of common stock from the Grantor
  Stock Trust.................................      --           --           --           --            --            --
Adjustment to market value of common stock
  held by the Grantor Stock Trust.............      --           --            3,445       --            --            --
Issuance of common stock for employee
  benefits....................................         106            1        1,206       --            --            --
Tax benefit of stock options exercised........      --           --               99       --            --            --
Foreign currency translation adjustment.......      --           --           --           --             3,986        --
Net earnings..................................      --           --           --           21,536        --            --
                                                -----------       -----   -----------  -----------       ------    -----------
Balance at December 31, 1996..................      51,143    $     511    $ 611,434    $  22,313     $   3,718     ($ 25,069)
                                                -----------       -----   -----------  -----------       ------    -----------
                                                -----------       -----   -----------  -----------       ------    -----------

                                                 GRANTOR
                                                  STOCK
                                                  TRUST      TOTAL
                                                ---------  ---------

Balance at December 31, 1993..................     --      $  70,361
Distribution of prior S corporation
  earnings....................................     --         (5,736)
Reclassification of retained earnings as
  additional paid-in capital to reflect change
  in tax status of CareerStaff................     --         --
Common stock offerings........................     --        205,509
Common stock issued pursuant to the
  acquisition of Mediplex and related
  transactions................................     --        213,741
Common stock issued in connection with other
  acquisitions................................     --            150
Additional consideration recorded for the
  excess of the fair value over the exercise
  price of the Mediplex stock options assumed
  in connection with the acquisition..........     --         14,473
Issuance of common stock for employee
  benefits....................................     --         11,099
Conversion of 6 1/2% Convertible Subordinated
  Debentures due 2003.........................     --         18,513
Foreign currency translation adjustment.......     --            220
Net earnings..................................     --         22,119
                                                ---------  ---------
Balance at December 31, 1994..................     --        550,449
                                                ---------  ---------
Distribution of prior S corporation
  earnings....................................     --           (333)
Reclassification of retained earnings as
  additional paid-in capital to reflect the
  change in tax status of Golden Care, Inc....     --         --
Common stock issued in connection with
  immaterial poolings.........................     --            785
Common stock issued in connection with other
  acquisitions................................     --          8,234
Additional consideration recorded for the fair
  value of warrants issued in connection with
  the Columbia acquisition....................     --          1,095
Issuance of common stock for employee
  benefits....................................     --          2,976
Conversion of 6 1/2% Convertible Subordinated
  Debentures due 2003.........................     --         30,075
Foreign currency translation adjustment.......     --           (488)
Net loss......................................     --        (23,751)
                                                ---------  ---------
Balance at December 31, 1995..................     --        569,042
                                                ---------  ---------
Purchase of treasury stock....................     --        (25,069)
Common stock issued in connection with
  acquisitions................................     --            961
Issuance of common stock in connection with
  establishment of the Grantor Stock Trust....    (37,700)    --
Issuance of common stock from the Grantor
  Stock Trust.................................        375        375
Adjustment to market value of common stock
  held by the Grantor Stock Trust.............     (3,445)    --
Issuance of common stock for employee
  benefits....................................     --          1,207
Tax benefit of stock options exercised........     --             99
Foreign currency translation adjustment.......     --          3,986
Net earnings..................................     --         21,536
                                                ---------  ---------
Balance at December 31, 1996..................  ($ 40,770) $ 572,137
                                                ---------  ---------
                                                ---------  ---------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

(a) NATURE OF BUSINESS

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries ("Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care and pharmaceutical services in the United Kingdom and outpatient rehabilitation therapy services in Canada.

(b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. Investments in affiliates, in which the Company owns 20% to 50%, are carried on the equity method. Investments in companies owned less than 20% are carried at cost. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) CASH EQUIVALENTS

    The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost.

(d) NET REVENUES

    Net revenues consist of patient revenues, therapy services revenues, temporary therapy staffing services revenues and pharmaceutical services revenues. Net revenues are recognized as services are provided. Net patient revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. Differences between the net amounts accrued and subsequent settlements are recorded in operations at the time of settlement, of which the majority is settled in two to three years.

    The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to allow providers to treat higher acuity patients. Included in net revenues are amounts related to exceptions to the RCLs of $12,268,000, $8,862,000 and $103,000 for the years ended December 31, 1996,
1995 and 1994 respectively. These amounts are net of adjustments to record management's estimate of amounts that will ultimately be approved by HCFA. Accounts receivable include requests for exceptions to the RCLs of $19,119,000 and $11,115,000 at December 31, 1996 and 1995, respectively. Amounts realizable are subject to final settlement of the respective cost reports. Differences between the net amounts accrued and subsequent settlements are recorded in operations at the time of settlement.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
(e) ACCOUNTS RECEIVABLE

    The Company receives payment for services rendered from Federal and state governments under the Medicare and Medicaid programs and private pay payors, including third party insurers, workers' compensation plans, healthcare providers and individuals. The following table summarizes the percent of accounts receivable by payor category as of December 31:

                                                                                     1996         1995
                                                                                     -----        -----
Government......................................................................          44%          51%
Private and other...............................................................          56           49
                                                                                         ---          ---
                                                                                         100          100
                                                                                         ---          ---
                                                                                         ---          ---

    Management does not believe that there are any credit risks associated with receivables from governmental agencies. Private and other receivables consist of receivables from a large number of payors involved in diverse activities and subject to differing economic conditions, which do not represent any concentrated credit risks to the Company. In certain instances, however, the collection of amounts from healthcare providers for therapy services has slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of such facilities' request for reimbursement.

(f) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements -- 5 to 40 years; leasehold improvements -- the shorter of the estimated useful lives of the assets or the life of the lease; equipment -- 3 to 20 years.

    The Company capitalizes certain costs associated with developing and acquiring healthcare facilities and related outpatient programs. Capitalized costs include direct incremental investigation, negotiation, development, acquisition and preconstruction costs; indirect and general expenses related to such activities are expensed as incurred. Preconstruction costs include the direct costs of securing control of the development site, obtaining the requisite certificate of need and other approvals, as well as the direct costs of preparing for actual development and construction. The capitalized costs are transferred to construction in progress and depreciable asset categories as construction is begun and completed, respectively. The Company capitalizes interest directly related to the development and construction of new facilities as a cost of the related asset.

(g) GOODWILL/IMPAIRMENT LOSS

    The excess of the purchase price over the fair value of the net assets of the businesses acquired by the Company is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was $28,889,000 and $18,721,000 as of December 31, 1996 and 1995,
respectively.

    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on December 31, 1995. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES (CONTINUED) term cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines fair value using certain multiples of earnings before interest, taxes, depreciation and amortization based on current prices for comparable assets.

    The impairment loss, as determined by SFAS 121, of $59,000,000 recorded by the Company in 1995 primarily relates to the goodwill associated with six of the forty facilities acquired in the Mediplex acquisition. The impairment loss at these six facilities was the result of the following circumstances: (i) three facilities were organized by the Service Employees International Union subsequent to the acquisition resulting in significantly higher labor costs;
(ii) two facilities experienced significant declines in private pay census and revenues due to, in one instance, funding reductions in certain programs providing private pay patients and, in the other instance, the opening of two new facilities by competitors; and (iii) the remaining facility received lower than expected Medicaid rates from the State of Connecticut and due to the high acuity of the patients treated at the facility, reimbursement was not adequate. If the Company had not elected early adoption of SFAS 121 during 1995, the impairment loss would have been based solely on the difference between the assets carrying value and cumulative long-term cash flows which would have resulted in a loss of $48,900,000. The operations of the impaired facilities are not material to the consolidated earnings or cash flows of the Company, and therefore, management does not expect future operating results of the impaired facilities to have a material adverse effect on the Company's financial condition or results of operations. However, the impaired facilities are experiencing marginal or negative cash flows. As they are leased under long-term operating leases, the Company expects that this trend will continue until it can implement measures to turn around their performance or to dispose of the facilities.

(h) OTHER ASSETS

    Costs incurred in obtaining debt financing are amortized as interest expense over the terms of the related indebtedness. The Company amortizes preopening costs (start-up costs related to new facilities, specialty units within a facility, new rehabilitation regions and pharmacies) over a period ranging from one year (for costs not reimbursed by third-party payors) to five years (for costs reimbursed by third-party payors, including the Medicare and Medicaid programs). Other assets also includes equity and cost-based investments (see
Note 2).

(i) WORKERS' COMPENSATION INSURANCE

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

(j) INVESTIGATION AND LITIGATION COSTS

    In 1996, the Company reached an agreement in principle to settle certain class-action lawsuits brought by shareholders for $24,000,000 and recognized, as a reduction of the settlement cost, a $9,000,000 claim from its directors and officers liability insurance carrier for its claim submitted in connection with the settlement. In addition, in 1996 the Company recorded additional charges and expenses of $4,250,000 related to monitoring and responding to the continuing investigation by the U.S. Department of Health

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES (CONTINUED) and Human Services' Office of Inspector General ("OIG") and responding to the remaining shareholder litigation filed after the announcement of the OIG investigation. In 1995, the Company recorded charges and expenses of $5,505,000 related to monitoring and responding to the continuing OIG investigation and legal fees resulting from shareholder litigation (see Note 14). The 1995 charges also included costs incurred by the Company in connection with financing activities which were not concluded due to negative publicity resulting from the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters.

(k) STRIKE COSTS

    During 1995, the Company recorded charges and expenses of $4,006,000 related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut.

(l) INCOME TAXES

    Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

    Prior to converting to C corporations, CareerStaff and Golden Care had elected S corporation status whereby income taxes are paid by the stockholders rather than by the entities. Accordingly, there is no provision for income taxes in the financial statements for these entities to the extent such income or loss was includable by the stockholders in their personal income tax returns (see
Note 9).

(m) FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative foreign currency translation adjustment account in stockholders' equity.

(n) STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995 and the Company has adopted the disclosure requirements of SFAS 123 (see Note 12).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)

(o) NET EARNINGS (LOSS) PER SHARE

    Net earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period including the common stock transactions of CareerStaff and Golden Care plus the effect, if dilutive, of the number of incremental shares of common stock contingently issuable upon exercise of stock options.

    Fully diluted net earnings per share in periods of earnings, if dilutive, is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of the dates of issuance and acquisition on March 1, 1994, and June 23, 1994, respectively. Net earnings is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits. In periods of loss, fully diluted net earnings per share is based upon the weighted average number of common shares outstanding during the period.

(p) FINANCIAL STATEMENT PREPARATION AND PRESENTATION

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

    Certain amounts in the 1995 and 1994 consolidated financial statements and notes have been reclassified to conform to the 1996 presentation.

(2) MERGERS AND ACQUISITIONS

    On December 15, 1996, a wholly owned subsidiary of the Company acquired all of the capital stock of APTA Healthcare PLC ("APTA"), which as of the date of acquisition provided healthcare services to patients through 32 nursing facilities in the United Kingdom. Pursuant to the acquisition, the Company will pay L13,733,000 ($23,545,000 as of December 31, 1996) which is the consideration due to former stockholders of APTA. The acquisition was accounted for as a purchase and became unconditional according to United Kingdom law on December 15, 1996 and, therefore, the results of APTA's operations have been included in the Company's consolidated financial statements from the date of acquisition on December 15, 1996. The fair market value of assets acquired, including goodwill of $17,900,000, was $72,700,000 and liabilities assumed totaled $49,200,000. The acquisition of APTA is immaterial to the results of the Company and, therefore, pro forma information is not provided. Also in 1996, the Company purchased a 9.9% investment in OmniCell Technologies, Inc. ("OmniCell") for $25,332,000.

    In 1995, the Company acquired a total minority interest of 20% in Ashbourne PLC, an operator of nursing homes in the United Kingdom, for $25,874,000. In 1996, the Company acquired an additional minority interest of 9% in Ashbourne PLC for $10,174,000. Subsequent to December 31, 1996, the Company acquired the remaining shares of Ashbourne PLC for approximately L67,300,000 ($110,100,000), excluding acquisition expenses and the cost of purchasing Ashbourne management options.

    On June 21, 1995, a wholly owned subsidiary of the Company merged with and into CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides temporary staffing of physical, occupational and speech therapists to the healthcare industry. Under the terms of the merger agreement, the Company issued 6,080,600 shares of its common stock in exchange for all the outstanding common stock of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(2) MERGERS AND ACQUISITIONS (CONTINUED)
CareerStaff. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of CareerStaff for periods prior to the merger.

    On May 5, 1995, a wholly owned subsidiary of the Company merged with and into Golden Care, Inc. ("Golden Care"). Golden Care provides respiratory therapy services to long-term and subacute care facilities. Under the terms of the merger agreement, the Company issued 2,106,904 shares of its common stock in exchange for all of the outstanding common stock of Golden Care. In connection with the merger, Golden Care terminated its S corporation status and recorded a deferred income tax provision of $1,487,000. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of Golden Care for periods prior to the merger.

    In connection with the mergers of the Company with CareerStaff and Golden Care, the Company recognized $5,800,000 of merger costs. These costs include transaction costs and advisory fees and transitional costs related to consolidating operations.

    Separate results of the combining entities for periods prior to combination are as follows (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                  1995(1)        1994
                                                                                ------------  ----------
                                                                                      (UNAUDITED)
Net Revenues:
  Sun.........................................................................  $  1,086,985  $  603,337
  CareerStaff.................................................................        45,116      55,258
  Golden Care.................................................................         4,022      14,759
  Less: Intercompany revenues.................................................          (615)     --
                                                                                ------------  ----------
                                                                                $  1,135,508  $  673,354
                                                                                ------------  ----------
                                                                                ------------  ----------
Net Earnings (Loss):
  Sun.........................................................................  $    (26,644) $   13,859
  CareerStaff.................................................................         2,319       3,881
  Golden Care.................................................................           574       4,379
                                                                                ------------  ----------
                                                                                $    (23,751) $   22,119
                                                                                ------------  ----------
                                                                                ------------  ----------
Pro Forma Net Earnings (Loss) (see Note 9):
  Sun.........................................................................  $    (26,644) $   13,859
  CareerStaff.................................................................         2,319       3,094
  Golden Care.................................................................           344       2,608
                                                                                ------------  ----------
                                                                                $    (23,981) $   19,561
                                                                                ------------  ----------
                                                                                ------------  ----------

------------------------

(1) Sun results for the twelve months ended December 31, 1995 include the results of CareerStaff and Golden Care and the elimination of the intercompany revenues for the period following the consummation of each of the mergers.

    In November 1995, the Company acquired 75% of the common stock of Columbia Health Care Inc. ("Columbia") for $8,500,000. The Company has agreed to purchase the remaining shares in three to five years based on a multiple of Columbia's earnings. In addition, the Company issued warrants to former

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(2) MERGERS AND ACQUISITIONS (CONTINUED) owners of Columbia to purchase 500,000 shares of the Company's common stock with an exercise price of $15.375 per share which had a value of $1,095,000 at the date of acquisition. As of December 31, 1996, the warrants were exercisable and, if unexercised, would expire in approximately four years. The Columbia acquisition was accounted for as a purchase. The effects of the Ashbourne PLC and the Columbia acquisitions, individually and in the aggregate, are immaterial to the results of the Company and, therefore, pro forma information is not provided.

    On June 23, 1994, the Company, through a wholly owned subsidiary, acquired all of the outstanding capital stock of Mediplex, which as of June 23, 1994 provided long-term and subacute healthcare services to patients through 36 inpatient facilities, six ambulatory surgery centers and related outpatient programs. Pursuant to the acquisition, the Company issued 11,249,544 shares of the Company's common stock and paid approximately $106,482,000 in cash to the stockholders of Mediplex. The acquisition was accounted for as a purchase and, accordingly, the results of Mediplex's operations have been included in the Company's consolidated financial statements from the date of acquisition. The fair market value of assets acquired, including goodwill of $426,542,000, was $761,548,000 and liabilities assumed totaled $397,560,000.

    Concurrent with the execution of the acquisition agreement between the Company and Mediplex, the Company entered into a restructuring agreement (the "Meditrust Restructuring") with Meditrust, a healthcare real estate investment trust that is Mediplex's principal landlord and lender, to obtain the consent of Meditrust to the Mediplex acquisition as required under the terms of the existing leases and mortgages between Mediplex and Meditrust. Pursuant to the Meditrust Restructuring, the Company entered into a guaranty agreement relating to all leases and loans with Meditrust, restructured the terms of all existing leases and entered into new leases for certain facilities, restructured certain Mediplex debt arrangements, purchased three facilities for $115,000,000 of which $41,000,000 was paid in cash and $74,000,000 was financed through mortgages, received $11,000,000 pursuant to a mortgage entered into on a rehabilitation hospital and received $41,570,000 through four sale and leaseback transactions. Also, concurrent with the acquisition of Mediplex, certain Mediplex assets were sold to and certain Mediplex liabilities were assumed by the former Chairman of the Board, Chief Executive Officer and principal stockholder of Mediplex. The consideration received by the Company for these assets was $23,486,000 in cash and 1,137,683 shares of the Company's common stock. These related transactions were included in the purchase accounting for the acquisition of Mediplex.

    As a result of the Mediplex acquisition, the Company acquired four psychiatric facilities, four substance abuse treatment facilities, certain outpatient clinics and three transitional living facilities, including three former substance abuse or psychiatric care facilities which had been closed by Mediplex in 1992 and 1993 (See Note 5). Prior to the Mediplex acquisition, these facilities had experienced declines in revenues and occupancy rates. In addition, certain of these facilities were not in geographic areas consistent with the Company's regional management structure. In view of the operating trends and the Company's desire to focus on its primary lines of business, management decided to dispose of these facilities and units and developed a plan of disposition, which was approved by the Board of Directors in the third quarter of 1994. Accordingly, in connection with the acquisition of Mediplex, these assets were recorded at their estimated net realizable value and additional goodwill of approximately $16,000,000 has been recorded to provide for the estimated costs related to the disposal and operating results during the holding period.

    In September 1994, the Company, through its wholly owned subsidiary, Sun Healthcare Group International Ltd. ("SHGI"), acquired for approximately $12,400,000, a 68% interest in Exceler Health

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(2) MERGERS AND ACQUISITIONS (CONTINUED)
Care Group PLC ("Exceler"), an operator of long-term care nursing homes throughout the United Kingdom. Simultaneously, Exceler acquired all of the outstanding shares of Forest Health Care Limited ("Forest") for approximately $7,100,000. The acquisition was accounted for by the purchase method of accounting. The sellers of Forest received an additional $2,400,000 during 1995 as required under the terms of the purchase agreement. In February 1995, the Company purchased the remaining 32% interest in Exceler for approximately $4,700,000 in cash and deferred purchase payments of $474,000 which was paid in 1995 and $1,066,000 which was paid in 1996.

(3) DISPOSITION

    In June 1996, the Company completed the sale of all of the outstanding stock of SunSurgery Corporation, its ambulatory surgery subsidiary, for approximately $27,900,000 in cash and the assumption of $5,600,000 in debt by the buyer. As of the date of sale, SunSurgery Corporation had approximately $3,100,000 in cash which was retained by the buyer. The sale resulted in no material gain or loss to the Company.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Land............................................................................  $   21,983  $   12,358
Buildings and improvements......................................................     148,530      79,868
Leasehold improvements..........................................................      52,630      33,433
Equipment.......................................................................      76,812      55,031
Construction in progress........................................................      34,097      37,353
                                                                                  ----------  ----------
    Total.......................................................................     334,052     218,043
Less accumulated depreciation and amortization..................................     (28,332)    (16,911)
                                                                                  ----------  ----------
    Property and equipment, net.................................................  $  305,720  $  201,132
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    In 1996, the Company sold three of its long-term and subacute care facilities for $11,934,000 including the assumption of debt totaling $3,168,000 and leased them back under fifteen year leases. Also in 1996, the Company, through its United Kingdom subsidiary, sold ten of its long-term care facilities for $25,837,000 and leased them back under twelve year leases. These transactions produced no material gain or loss.

    In 1995, the Company sold five of its long-term and subacute care facilities for $69,988,000 and leased them back under ten year leases. Also in 1995, the Company, through its United Kingdom subsidiary, sold fifteen of its long-term care facilities for $35,546,000 and leased them back under twelve year leases. These transactions produced no material gain or loss.

(5) ASSETS HELD FOR SALE

    As discussed in Note 2, as a result of the acquisition of Mediplex, the Company acquired certain facilities providing psychiatric, substance abuse and transitional living services. On September 30, 1995, the Company sold five of the operating psychiatric care and substance abuse treatment facilities, all of the related outpatient facilities and a transitional living facility for a sales price of $39,900,000 consisting of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(5) ASSETS HELD FOR SALE (CONTINUED)
cash and the assumption of indebtedness secured by one of the facilities. The sale of the transitional living facility was completed in 1996 at a net cost to the Company of $3,810,000. As part of the sale, the Company provided a five-year $12,500,000 working capital line of credit to the buyer, which is secured by the accounts receivable of the facilities sold and is restricted to a borrowing base determined by the amount of accounts receivable of the facilities. Under the terms of the working capital line of credit, principal is due in full on September 30, 2000 and interest accrues at either LIBOR plus 2.5% or Prime plus 1.5%. As of December 31, 1996, $12,500,000 had been advanced on the working capital line of credit. In 1995, the Company subleased two operating transitional living facilities and sold the working capital of these facilities to the current administrator of one of these facilities, who has assumed responsibility for approximately 60% of the Company's obligations under the present leases and will pay the Company a total of $13,400,000 over the term of such leases. Also in 1995, the Company completed the sale of two of the closed facilities for $2,000,000 and $2,500,000, respectively. As of December 31, 1996, the Company continues to own an interest in a substance abuse facility which was closed in 1992.

    The results of operations of these facilities, including the gain on the sale of certain facilities, were as follows (in thousands):

                                                                                       PERIOD JUNE 24,
                                                                      YEAR ENDED        1994 THROUGH
                                                                   DECEMBER 31, 1995  DECEMBER 31, 1994
                                                                   -----------------  -----------------
Net revenues.....................................................      $  63,236          $  38,281
                                                                         -------            -------
Loss from operations before income taxes.........................          3,527              1,936
Income tax benefit...............................................          1,425                762
                                                                         -------            -------
Loss from assets held for sale...................................      $   2,102          $   1,174
                                                                         -------            -------
                                                                         -------            -------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(6) LONG-TERM DEBT

    Long-term debt consists of the following (dollars in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Revolving Line of Credit (see below)............................................  $  279,300  $  177,600
Convertible Subordinated Debentures due 2004, interest at 6% per annum..........      83,300      83,300
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum, includes unamortized premium of $2,728 and $3,142 as of December 31, 1996 and
 1995, respectively.............................................................      25,137      25,566
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum, includes unamortized premium of $126 and $131 as of December 31, 1996 and 1995,
 respectively...................................................................       6,287       6,292
Mortgage notes payable due at various dates through 2005, interest at rates from
 10% to 14%, collateralized by various facilities...............................      34,939      35,375
Mortgage notes payable in pound sterling and due at various dates through 2017, interest at 1% to 4% plus the FHBR rate ("Finance House Base Rate"),
 collateralized by various facilities in the United Kingdom.....................      31,543      10,332
Revolving line of credit with a bank due 1997, payable in pound sterling with interest at a rate of 1.75% plus the FHBR rate, collateralized by the assets of
 various facilities.............................................................      20,309       4,582
Industrial Revenue Bonds due 2016, interest at 10.25%, collateralized by a
 rehabilitation hospital........................................................       4,000       4,060
Notes payable to a bank due 1998, interest at prime rate less .25%,
 collateralized by the assets of the ambulatory surgery centers.................      --           5,096
Obligations under capital lease agreements, imputed interest at rates ranging from 5.4% to 12.47%; due through 1999, collateralized by the assets of various
 facilities and leased equipment................................................      24,270       2,937
Other long-term debt............................................................       3,350       3,737
                                                                                  ----------  ----------
Total long-term debt............................................................     512,435     358,877
Less current portion............................................................     (28,982)    (10,417)
                                                                                  ----------  ----------
Long-term debt, net of current portion..........................................  $  483,453  $  348,460
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Annual maturities for the next five years at December 31, 1996, are as follows (in thousands):

1997..............................................................  $  28,982
1998..............................................................      8,805
1999..............................................................      5,526
2000..............................................................      5,293
2001..............................................................    225,156
Thereafter........................................................    238,673
                                                                    ---------
                                                                    $ 512,435
                                                                    ---------
                                                                    ---------

    In October 1996, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with certain banks, including NationsBank of Texas, N.A. as administrative lender. The

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(6) LONG-TERM DEBT (CONTINUED)
Credit Facility provides up to $490,000,000 in a revolving line of credit and letters of credit. The Credit Facility expires on October 28, 2001 and is collateralized by a pledge of the stock of the majority of the Company's subsidiaries. Borrowings bear interest at either the prevailing prime rate or the LIBOR rate plus 0.5% to 1.5% depending on the Company's consolidated debt to cash flow coverage ratio. The Credit Facility, among other things, (i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. The Company had $279,300,000 of outstanding borrowings and $18,272,000 of outstanding standby letters of credit under the Credit Facility at December 31, 1996.

    On March 1, 1994, the Company issued $83,300,000 aggregate principal amount of 6% Convertible Subordinated Debentures due 2004 (the "6% Debentures") which are convertible into shares of the Company's common stock at a conversion price of $21.84 per share, subject to adjustment under certain conditions. The Company received net proceeds of approximately $80,600,000 from the offering. Part of the net proceeds was used to pay a portion of the cash consideration for the acquisition of Mediplex. The 6% Debentures are redeemable by the Company at par, in whole or in part, after March 1, 1997.

    Holders of the 6 1/2% Convertible Subordinated Debentures due 2003 (the
"6 1/2% Debentures") are entitled under the indenture to receive the Mediplex acquisition consideration in respect of each share of Mediplex common stock into which the 6 1/2% Debentures would have been convertible at the time of the acquisition of Mediplex. The Company has agreed to be a co-obligor of the 6 1/2% Debentures. In January 1995, $39,449,000 of the 6 1/2% Debentures were converted. Pursuant to the conversion terms under the indenture, the Company paid $13,603,000 and issued 1,582,905 shares of the Company's common stock to the converting holder. In addition, the Company paid accrued interest plus a conversion fee of $3,256,000 to the converting holder, which was expensed in the first quarter of 1995, to induce conversion. In August 1994, $24,377,000 of the 6 1/2% Debentures were converted into 978,136 shares of the Company's common stock. Pursuant to the conversion terms under the indentures, the Company paid $8,406,000 to the converting holder. In addition, the Company paid accrued interest plus a conversion fee of $2,275,000 to the converting holder to induce conversion, which was expensed in the third quarter of 1994. Conversion of the remaining $22,409,000 of outstanding 6 1/2% Debentures would require the issuance of an additional 899,170 shares of the Company's common stock and a payment of $7,727,000 in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures.

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

    The Company has $32,712,000 of mortgages with Meditrust as of December 31, 1996, which contain less restrictive covenants than the Credit Facility and which include cross default provisions with all of such mortgages and leases also financed by Meditrust. The Company also is the obligor on an outstanding letter of credit with a bank of $3,921,000 as of December 31, 1996, to guarantee outstanding debt obligations of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(6) LONG-TERM DEBT (CONTINUED)
$3,850,000 for a partnership through which the Company acquired a 50% interest. The partnership owns a long-term care facility which is leased to a third-party operator.

    In connection with the acquisition of Mediplex, the Company acquired, through Mediplex, an interest rate hedge swap agreement with a commercial bank, having a total notional principal amount of $100,000,000 and expiring in 1999. This agreement called for the payment of variable rate interest by the Company in return for the assumption by the other contracting party of a fixed rate cost. For the period beginning June 23, 1994 and ending June 30, 1995, the Company received a fixed rate of interest of 6.60% and paid interest at the 90 day LIBOR rate (5.0% for the three months ended October 14, 1994, 5.625% for the three months ended January 17, 1995, and 6.25% for the three months ended April 12, 1995 and for the period ended June 30, 1995). The Company terminated the transaction on June 30, 1995 and received cash proceeds of $1,680,000 in connection with such termination. The resulting gain is being amortized over the original hedge period as an adjustment to interest expense.

(7) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

    The Company has various noncancelable operating leases for facilities with initial lease terms generally ranging from 5 to 23 years and renewal options of 5 to 40 years. Certain of the lease agreements provide for payment escalations coincident with increases in certain economic indices.

    Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows (in thousands):

1997..............................................................  $  90,078
1998..............................................................     89,654
1999..............................................................     90,604
2000..............................................................     91,182
2001..............................................................     86,978
Thereafter........................................................    463,344
                                                                    ---------
                                                                    $ 911,840
                                                                    ---------
                                                                    ---------

    Several leases contain contingent rental provisions based on operating results. Rent expense totaled $91,666,000, $73,727,000 and $43,626,000 in 1996,
1995 and 1994, respectively, including contingent rentals of approximately $131,000, $182,000 and $254,000 during 1996, 1995 and 1994, respectively.

    The Company leases or subleases 58 facilities from affiliates of two directors of the Company as of December 31, 1996, which is included in the information above. The aggregate lease expense for these facilities was approximately $16,703,000, $13,800,000 and $12,800,000 in 1996, 1995 and 1994,
respectively. Future minimum lease commitments related to these facilities total approximately $175,000,000 at December 31, 1996. The Company's management believes the terms of all of the foregoing leases are as favorable to the Company as those that could have been obtained from nonrelated parties.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b) CONSTRUCTION COMMITMENTS

    The Company has capital expenditure commitments, as of December 31, 1996, under various contracts, including approximately $10,400,000 in the United States and L7,300,000 ($12,500,000 as of December 31, 1996) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop and construct one and seven new long-term and subacute care facilities in the United States and United Kingdom, respectively.

(c) FINANCING COMMITMENTS

    The Company has agreed to lend $47,000,000, through a revolving subordinated credit agreement ("Revolving Credit Agreement") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. The advances are subject to certain conditions including availability of mortgage financing for 50% of the cost of each project and approval of each project by the Company. At December 31, 1996, five assisted living facilities were under development which would require funding by the Company totaling approximately $24,300,000, of which $9,000,000 had been advanced. The developer is in the process of obtaining mortgage financing. If mortgage financing is not obtained, the Company will be obligated to fund 100% of these five projects for approximately $51,700,000. The Company's advances under the Revolving Credit Agreement will be subordinate to the mortgage financing. A subsidiary of the Company has an option to purchase each assisted living facility after it becomes operational.

(d) LITIGATION

    The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the financial condition results of operations of the Company (see Notes 1(j) and 14).

(e) OTHER

    The Company recently learned that a fiscal intermediary and a Medicaid agency in one of the states in which the Company operates may be examining cost reports filed by a predecessor operator of several facilities acquired in the Mediplex acquisition. If, as a result of any such examination, it is concluded that overpayments to the predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for any such overpayments. However, at this time the Company is unable to predict the outcome of any such examination.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(8) INCOME TAXES

    Income tax expense (benefit) on earnings before extraordinary loss consists of the following for the year ended December 31 (in thousands):

                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
Current:
  Federal..............................................................  $  12,790  $    (212) $  16,829
  State................................................................      4,835       (102)     3,362
                                                                         ---------  ---------  ---------
                                                                            17,625       (314)    20,191
                                                                         ---------  ---------  ---------
Deferred:
  Federal..............................................................     11,037     27,744     (4,894)
  State................................................................      2,268      5,702       (609)
                                                                         ---------  ---------  ---------
                                                                            13,305     33,446     (5,503)
                                                                         ---------  ---------  ---------
    Total..............................................................  $  30,930  $  33,132  $  14,688
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    Actual tax expense differs from the "expected" tax expense on earnings before extraordinary loss, computed by applying the U.S. Federal corporate income tax rate of 35% to pretax net earnings before extraordinary loss of the Company as follows for the year ended December 31 (in thousands):

                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
Computed "expected" tax expense........................................  $  18,363  $   4,478  $  12,882
Adjustments in income taxes resulting from:
  Amortization of goodwill.............................................      3,045      3,235      1,492
  Impairment loss......................................................     --         15,452     --
  Increase in valuation allowance......................................      7,615      3,038     --
  Conversion fee.......................................................     --          1,139        796
  Merger expenses......................................................     --          1,199     --
  S corporation earnings not taxable to the Company
    (at Federal rates).................................................     --           (230)    (2,251)
  State income tax expense, net of Federal income tax benefit..........      4,617      3,332      1,730
  Loss on sale of subsidiary stock.....................................     (2,458)    --         --
  Recognition of deferred income taxes for former S corporations.......     --          1,487     --
  Other................................................................       (252)         2         39
                                                                         ---------  ---------  ---------
                                                                         $  30,930  $  33,132  $  14,688
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(8) INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

                                                                                     1996        1995
                                                                                  ----------  ----------
Deferred tax assets:
  Provision for losses on accounts receivable...................................  $    8,045  $   14,851
  Accrued liabilities...........................................................       3,629       8,788
  Property and equipment........................................................       3,270      10,650
  Intangible assets.............................................................       8,154       8,190
  Carryforward of deductions limited by Internal Revenue Code Section 382.......       9,222       6,380
  Write-down of assets held for sale and reserve for estimated costs of disposal
    and future operating losses.................................................       5,714       7,989
  Deferred income...............................................................       2,275       2,771
  Alternative minimum tax credit................................................         425         899
  Shareholder settlement........................................................       7,571      --
  Capital loss carryforward.....................................................       1,573      --
  State net operating loss carryforwards........................................       5,156      --
  Other.........................................................................         523         263
                                                                                  ----------  ----------
                                                                                      55,557      60,781
                                                                                  ----------  ----------
Less valuation allowance:
  Federal.......................................................................     (24,843)    (18,526)
  State.........................................................................      (3,810)     (2,512)
                                                                                  ----------  ----------
                                                                                     (28,653)    (21,038)
                                                                                  ----------  ----------
Total deferred tax asset........................................................      26,904      39,743
                                                                                  ----------  ----------
Deferred tax liabilities:
  Changes in certain subsidiaries' methods of accounting for income taxes from
    cash to accrual basis.......................................................      (1,191)     (1,109)
  Property and equipment attributable to United Kingdom operations..............      (4,760)     (2,634)
                                                                                  ----------  ----------
                                                                                      (5,951)     (3,743)
                                                                                  ----------  ----------
Deferred tax asset, net.........................................................  $   20,953  $   36,000
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Various subsidiaries have state net operating loss ("NOL") carryforwards totaling $94,292,000 with expiration dates through the year 2011. In addition, the Company has a capital loss carryforward of approximately $4,000,000 which will expire in 2001. Because there is a risk that certain of these NOL and capital loss carryforwards may expire unutilized, a valuation allowance has been established against them.

    In connection with the deferred tax assets acquired in the acquisition of Mediplex, the Company recorded an $18,000,000 valuation allowance. Accordingly, any tax benefits recognized in future periods attributable to this portion of the valuation allowance will be allocated to reduce goodwill. The $7,615,000 increase in the valuation allowance in 1996 relates to realization of tax deductible shareholder settlement costs and capital loss carryforwards.

    Upon merging with the Company on May 5, 1995, Golden Care terminated its S Corporation status for Federal and state income tax purposes. In connection with this termination, the Company recorded a deferred income tax provision and liability of $1,487,000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(9) PRO FORMA INCOME TAXES--(UNAUDITED)

    For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings to present taxes on the results of operations of CareerStaff for the period from January 1, 1994 through June 22, 1994, and Golden Care for the period January 1, 1995 through May 5, 1995 and for the year ended December 31, 1994 on the basis that is required upon their change in tax status from S corporation to C corporation. These amounts ($230,000 and $2,558,000 in 1995 and 1994, respectively) are equal to the required Federal and state income tax provisions that would have been recorded if these entities had not elected S corporation status and were subject to and liable for Federal and state income taxes as C corporations prior to each of the companies' termination of their S corporation status. CareerStaff terminated its S corporation status for Federal and state income tax purposes on June 22, 1994. Golden Care terminated its S corporation status upon merging with the Company on May 5, 1995. In connection with Golden Care's termination of its S Corporation status, the Company recorded a deferred income tax provision and liability of $1,487,000 in the second quarter of 1995. The Company distributed a total of $333,000 and $8,889,000 in 1995 and 1994, respectively, of prior S corporation earnings to stockholders for certain of these tax obligations.

(10) SUPPLEMENTARY INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

    Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):

                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
Cash paid during the year ended December 31 for:
  Interest, net of $2,472, $2,839 and $3,705 capitalized during 1996,
    1995 and 1994, respectively........................................  $  26,821  $  26,951  $  10,942
  Income taxes.........................................................      7,608     12,150     22,446

    The Company's acquisitions during 1996 and 1995, the Company's acquisition of Mediplex on June 23, 1994, the related transactions and other acquisitions during 1994 and other related transactions and acquisitions involved the following (in thousands):

                                                                         1996       1995        1994
                                                                      ----------  ---------  -----------
Fair value of assets acquired.......................................  $  145,652  $  66,575  $   785,694
Liabilities assumed.................................................     (55,741)    (9,079)    (443,575)
Payable to APTA shareholders........................................     (23,545)    --          --
Fair value of stock and warrants issued.............................        (961)    (9,329)    (213,741)
                                                                      ----------  ---------  -----------
Cash payments made, net of cash received from others................  $   65,405  $  48,167  $   128,378
                                                                      ----------  ---------  -----------
                                                                      ----------  ---------  -----------

    In January 1995, the Company issued 1,582,905 shares of its common stock upon the conversion of $39,449,000 principal amount of 6 1/2% Debentures and in August 1994, the Company issued 978,136 shares of its common stock upon the conversion of $24,377,000 principal amount of 6 1/2% Debentures (see Note 6).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                                                         1996                      1995
                                                               ------------------------  ------------------------
                                                                CARRYING                  CARRYING
                                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                               -----------  -----------  -----------  -----------
Cash and cash equivalents....................................  $    14,880  $    14,880  $    23,102  $    23,102
Long-term debt, including current portion....................     (512,435)    (510,400)    (358,877)    (352,843)

    The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

(12) CAPITAL STOCK

(a) SALE OF COMMON SHARES

SUN

    In connection with the Company's acquisition of Mediplex in June 1994, the Company issued 4,472,420 shares of its common stock in a public offering resulting in net proceeds of $83,605,000. In December 1994, the Company completed a public stock offering of 5,365,000 shares of its common stock resulting in net proceeds of $111,878,000.

CAREERSTAFF

    Prior to the Company's merger with CareerStaff, CareerStaff in June 1994 completed an initial public stock offering of 824,600 equivalent shares of Sun's common stock resulting in net proceeds of approximately $9,526,000.

(b) COMMON STOCK REPURCHASE

    In the first quarter of 1996, the Company repurchased 2,030,116 shares of its outstanding common stock at a cost, including commissions, of $25,069,000.

(c) STOCK OPTION PLANS

STOCK INCENTIVE PLANS

    The Company has stock option plans for certain employees, officers, and consultants of the Company which provide for the grant of nonqualified and incentive stock options. The Board of Directors or a committee appointed by the Board of Directors determines the vesting schedule and the option price which is generally not to be less than the fair market value per share of the Company's common stock at the date of grant. Options granted prior to March 1996 generally vest at the end of three years and expire ten years from the date of grant. Options granted during and after March 1996 generally vest ratably over three years and expire ten years from the date of grant. At December 31, 1996, options for 2,829,099 shares were outstanding, options for 350,500 shares were vested and 2,845,000 shares were available for future grants under the stock option plans for officers, certain employees, and consultants. Exercise prices of outstanding options to purchase shares of the Company's common stock range from $9.50 to $24.00.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(12) CAPITAL STOCK (CONTINUED)
DIRECTOR STOCK OPTION PLANS

    The Company has stock option plans for nonemployee directors, which provide for the grant of nonqualified options. Each nonemployee director serving as a director at the time of the Company's initial public offering received at the time of the initial public offering an initial grant of options for 20,000 shares and annual grants for each of three years thereafter of options for 7,500 shares. Each grant had an exercise price equal to the initial public offering price of $11.00 per share, a vesting period of one year and an expiration date ten years after the date of grant. Nonemployee directors who began serving after the Company's initial public offering receive an initial grant of options for 5,000 shares and annual grants of options for 1,000 shares for each year thereafter at a price not less than the fair market value of the Company's common stock at the date of grant. Beginning in 1997, all nonemployee directors will receive an annual grant of options for 1,000 shares at a price not less than fair market value of the Company's common stock at the date of grant. The grants of options for 1,000 and 5,000 shares vest ratably over four years beginning after the first anniversary of the date of grant and expire ten years after the date of grant. At December 31, 1996, options for 80,500 shares were outstanding, options for 61,250 shares were vested and 177,000 shares were available for future grant under the stock option plans for nonemployee directors. Exercise prices of outstanding options to purchase shares of common stock range from $9.50 to $15.75.

1997 STOCK INCENTIVE PLAN

    In the first quarter of 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). Awards made under the Plan may be in the form of stock options, stock appreciation rights, stock awards, performance share awards, or other stock-based awards. The Plan is intended to replace the existing stock option plans for executives, and awards currently outstanding under those plans were not affected. The Plan reserves 4,500,000 shares for awards. Subsequent to December 31, 1996, the Company awarded an aggregate of 776,000 shares of restricted stock to nine senior executives, which will be expensed over the vesting period. Approximately 105,000 of the restricted shares vested immediately. The remaining restricted stock awards vest ratably over the remaining four to five years. These restricted stock awards are subject to defeasance if the Plan is not approved by the shareholders.

MEDIPLEX OPTION PLANS

    In connection with the acquisition of Mediplex, the Company assumed and converted the outstanding Mediplex stock options under existing plans into options to purchase a total of 1,704,500 shares of the Company's common stock with exercise prices ranging from $6.75 to $18.50. As of December 31, 1996, options to purchase 355,228 shares of common stock, of which 301,478 were exercisable, were outstanding with exercise prices ranging from $7.75 to $17.63. The difference between the fair market value of the Company's common stock at the date of the acquisition and the exercise price of the assumed options was accounted for as additional consideration in the acquisition. The fair market value approximated the intrinsic value of the Company's common stock and the difference between the two valuations had the intrinsic value been used would not have been material to net earnings or to net equity as of the date of the acquisition.

CAREERSTAFF OPTION PLANS

    In connection with the CareerStaff merger, the Company assumed and converted the outstanding CareerStaff stock options granted in 1995 and 1994 under existing plans into options to purchase a total of 302,386 shares of the Company's common stock with exercise prices ranging from $12.96 to $22.47. As of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(12) CAPITAL STOCK (CONTINUED)
December 31, 1996, all of the outstanding options to purchase a total of 82,802 shares of the Company's common stock were exercisable at exercise prices ranging from $12.96 to $22.47.

    The following is a summary of the status of the Company's Stock Incentive Plans, the Director Stock Option Plans and the assumed Mediplex and CareerStaff Option Plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below (shares in thousands):

                                                      1996                        1995                       1994
                                           --------------------------  --------------------------  ------------------------
                                                          WEIGHTED                    WEIGHTED                  WEIGHTED
                                                           AVERAGE                     AVERAGE                   AVERAGE
                                                          EXERCISE                    EXERCISE                  EXERCISE
                                             SHARES         PRICE        SHARES         PRICE       SHARES        PRICE
                                           -----------  -------------  -----------  -------------  ---------  -------------
Outstanding at beginning of year.........       3,648     $   16.12         3,007     $   15.79          737    $   12.27
Granted
  Price equals fair value................         441         13.74         1,508         16.82        1,863        20.13
  Price is less than fair value..........          15         11.00            23         11.00           23        11.00
Options assumed in connection with the
 acquisition of Mediplex.................      --            --            --            --            1,705        10.42
Exercised................................        (106)        11.09          (283)        12.78       (1,051)       10.41
Cancelled................................        (650)        16.54          (607)        17.07         (270)       15.46
                                                -----                       -----                  ---------
Outstanding at year-end..................       3,348         15.91         3,648         16.12        3,007        15.79
                                                -----                       -----                  ---------
                                                -----                       -----                  ---------
Options exercisable at year-end..........         796         11.53           628         11.62          337        10.93
                                                -----                       -----                  ---------
                                                -----                       -----                  ---------
Options available for future grant.......       3,022                         330                      1,148
                                                -----                       -----                  ---------
                                                -----                       -----                  ---------
Weighted average fair value of options
 granted during the year.................   $    5.41                   $    7.04
                                                -----                       -----
                                                -----                       -----

    The fair value of each option granted in 1996 and 1995 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) zero dividend yield; (ii) expected volatility of 41%; (iii) risk-free interest rates of 5.37% and 6.22% for the years ended December 31, 1996 and 1995, respectively, and (iv) expected life of four years.

    Had compensation cost for the Company's 1996 and 1995 options grants been determined consistent with SFAS 123 (see Note 1(n)) which establishes fair value as the measurement basis for stock-based awards, the Company's net earnings and net earnings per share for 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):

                                                                          1996                      1995
                                                                ------------------------  ------------------------
                                                                AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                                -----------  -----------  -----------  -----------
Net earnings (loss)...........................................   $  21,536    $  19,548    $ (23,981)   $ (25,229)
Net earnings (loss) per share.................................   $    0.46    $    0.42    $   (0.50)   $   (0.53)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(12) CAPITAL STOCK (CONTINUED)

    The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                       ---------------------------------------------------  ------------------------------
                                                                               WEIGHTED                        WEIGHTED
                                          NUMBER        WEIGHTED AVERAGE        AVERAGE         NUMBER          AVERAGE
                                        OUTSTANDING   REMAINING CONTRACTUAL    EXERCISE     OUTSTANDING AT     EXERCISE
RANGE OF EXERCISE PRICE                 AT 12/31/96           LIFE               PRICE         12/31/96          PRICE
-------------------------------------  -------------  ---------------------  -------------  ---------------  -------------
$ 7.75 - $10.13......................          745                5.5          $    9.68             294       $    9.90
 11.00 -  15.84......................          897                7.7              12.88             462           12.06
 16.07 -  19.00......................          979                7.8              18.30              34           16.69
 20.50 -  24.00......................          727                7.9              22.81               6           22.50
                                             -----                                                   ---
                                             3,348                7.3              15.91             796           11.53
                                             -----                                                   ---
                                             -----                                                   ---

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

(d) GRANTOR STOCK TRUST

    In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37,700,000. The Trust was created to fund future obligations under certain of the Company's benefit plans. The sale of the shares was recorded as an increase in stockholders' equity with a corresponding reduction for the value of the shares held by the Trust. As employee benefits are satisfied, the number and value of shares held by the Trust is reduced and stockholders' equity correspondingly increases. As of December 31, 1996, the Trust held 3,019,993 shares of the Company's common stock.

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

(13) PREFERRED STOCK PURCHASE RIGHTS

    On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of common stock. The Rights are currently not exercisable or transferable apart from the common stock and have no voting rights. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share. The Rights become exercisable ten business days following the date a person or group of affiliated persons acquires 15% or more of the Company's common stock, or announces a tender or exchange offer which would result in the beneficial ownership by a person or group of affiliated person of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(13) PREFERRED STOCK PURCHASE RIGHTS (CONTINUED)
15% or more of the outstanding Company's common stock. The Rights also become exercisable if any person, who is the beneficial owner of 15% or more of the Company's common stock as of the date of record, acquires an additional 1% or more of the outstanding Company's common stock. The Rights may be redeemed by the Company at a price of $.001 per Right before their expiration on June 2, 2005.

    In the event that the Company is acquired in a merger or other business combination or certain other events occur, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction will have a market value of two times the exercise price of the Right.

(14) OTHER EVENTS

(a) GOVERNMENT INVESTIGATION

    The Company is the subject of a pending Federal investigation by the OIG and the United States Department of Justice. At this time, the Company understands that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for concurrent therapy services and whether it provided unnecessary or unordered services to residents of skilled nursing facilities. The Company understands that the investigation also includes a review of whether its long-term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

    The Company is unable to determine at this time when the investigation will be concluded or what its precise scope might be. If there have been improper practices or the investigation is broader in scope than the Company currently understands it to be, depending on the nature and extent of such impropriety, the investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. Based on its current understanding of the investigation, however, the Company does not believe that the outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations.

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

    On June 30, 1995, two civil class-action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995, or who exchanged their shares of common stock of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(14) OTHER EVENTS (CONTINUED)
CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company. The Complaints allege that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    In October 1996, the Company reached an agreement in principle to settle these class action lawsuits which resulted in the Company recording a $24,000,000 pretax charge relating to the settlement. The settlement is subject to the execution of definitive documentation and court approval. The Company will receive $9,000,000 from its director and officers liability insurance carrier for its claims submitted in connection with the settlement.

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

    The Company believes the Golden Care Litigation will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period.

(15) SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Debentures and the 11 3/4% Debentures subsequent to the acquisition (see Notes 2 and 6). Summarized financial information of Mediplex is provided below (in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Current assets..................................................................  $  103,629  $  130,794
Noncurrent assets...............................................................     429,555     461,592
Current liabilities.............................................................      11,910      34,823
Noncurrent liabilities..........................................................      83,370      91,150
Due to parent...................................................................     205,306     168,222

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(15) SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
    The results of operations of Mediplex subsequent to the date of acquisition by Sun are labeled "Company," and the financial position and results of operations of Mediplex for the period prior to the acquisition by Sun are labeled "Predecessor."

                                                                                                     PREDECESSOR
                                                COMPANY            COMPANY            COMPANY        JANUARY 1,
                                              YEAR ENDED         YEAR ENDED      JUNE 24, 1994 TO   1994 JUNE 23,
                                           DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994      1994
                                           -----------------  -----------------  -----------------  -------------
                                                                       (IN THOUSANDS)
Net revenues.............................     $   457,748        $   448,254        $   205,300      $   221,640
                                                 --------           --------           --------     -------------
Costs and expenses.......................         438,799            436,930            217,572          208,455
Impairment loss..........................         --                  52,621            --               --
                                                 --------           --------           --------     -------------
Earnings (loss) before intercompany
 charges, income taxes and extraordinary
 loss....................................          18,949            (41,297)           (12,272)          13,185
Intercompany charges(1)..................          50,133             35,005            --               --
                                                 --------           --------           --------     -------------
Earnings (loss) before income taxes and
 extraordinary loss......................         (31,184)           (76,302)           (12,272)          13,185
Income taxes (benefit)...................          (9,757)            (7,432)            (8,909)           3,645
                                                 --------           --------           --------     -------------
Net earnings (loss) before extraordinary
 loss....................................         (21,427)           (68,870)            (3,363)           9,540
Extraordinary loss, net of income tax
 benefit.................................         --                  (3,413)           --               --
                                                 --------           --------           --------     -------------
Net earnings (loss)......................     $   (21,427)       $   (72,283)       $    (3,363)     $     9,540
                                                 --------           --------           --------     -------------
                                                 --------           --------           --------     -------------

------------------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $29,003,000 and $20,478,000 for the years ended December 31, 1996 and 1995, respectively. On September 30, 1995, Sun and Mediplex finalized licensing agreements and financing agreements which were effective January 1, 1995. Royalty fees charged to Mediplex for the years ended December 31, 1996 and 1995, for the use of Sun trademarks were $6,681,000 and $4,725,000, respectively. Intercompany interest charged to Mediplex for the years ended December 31, 1996 and 1995, for advances from Sun was $14,449,000 and $9,802,000, respectively. During 1994, Sun did not charge Mediplex for these same services.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company's unaudited consolidated quarterly financial information follows (in thousands, except per share data):

                                                                           YEAR ENDED DECEMBER 31, 1996
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER      QUARTER    QUARTER(3)   QUARTER(4)
                                                                -----------  -----------  -----------  -----------
Total net revenues............................................   $ 320,291    $ 325,452    $ 340,508    $ 330,057
Earnings (loss) before income taxes...........................      25,565       27,276        4,231       (4,606)
Net earnings (loss)...........................................      15,339       16,366       (5,562)      (4,607)
Net earnings (loss) per share
  Fully diluted(2)............................................   $    0.31    $    0.34    $   (0.12)   $   (0.10)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------


                                                                           YEAR ENDED DECEMBER 31, 1995
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                QUARTER(5)   QUARTER(6)     QUARTER    QUARTER(7)
                                                                -----------  -----------  -----------  -----------
Total net revenues............................................   $ 256,734    $ 278,980    $ 289,273    $ 310,521
Earnings (loss) before income taxes and extraordinary loss....      20,013       19,306       27,359      (53,884)
Net earnings (loss) before extraordinary loss.................      10,826        8,741       16,415      (56,320)
Net earnings (loss) before extraordinary loss(1)..............      10,541        8,796       16,415      (56,320)
Extraordinary loss............................................      (3,413)      --           --           --
                                                                -----------  -----------  -----------  -----------
Net earnings (loss)(1)........................................   $   7,128    $   8,796    $  16,415    $ (56,320)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Net earnings (loss) per share
  Fully diluted(1)(2)
    Net earnings (loss) per share before extraordinary
      loss(1)(2)..............................................   $    0.21    $    0.18    $    0.33    ($   1.18)
    Extraordinary loss........................................       (0.06)      --           --           --
                                                                -----------  -----------  -----------  -----------
    Net earnings (loss)(1)(2).................................   $    0.15    $    0.18    $    0.33    ($   1.18)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

------------------------

(1) A provision for pro forma income taxes has been reflected in the consolidated quarterly financial information for periods in which certain entities were not subject to Federal and state income taxes (See Note 9).

(2) Earnings per share are computed independently for each of the quarters presented (See Note 1(o)).

(3) The third quarter of 1996 includes a $24,000,000 charge to settle certain of the lawsuits brought by shareholders (see Note 14).

(4) The fourth quarter of 1996 includes a net $4,750,000 benefit which consists of $9,000,000 the Company will receive from its director and officers liability insurance carrier and a $4,250,000 charge related to continuing litigations and investigation costs (see Note 14).

(5) The first quarter of 1995 includes a charge of $3,256,000 in connection with a payment of an inducement fee to effect the conversion in January 1995 of $39,449,000 of the 6 1/2 Debentures. This quarter also includes an extraordinary charge of $3,413,000, net of the related tax benefit, in connection with the tender offer of the 11 3/4 Notes. (See Note 6).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(6) The second quarter of 1995 includes $5,800,000 of transaction related merger costs incurred in connection with the merger of the Company with CareerStaff and Golden Care (see Note 2).

(7) The fourth quarter of 1995 includes a $59,000,000 impairment loss recorded by the Company which primarily relates to goodwill associated with six of the forty facilities acquired in the acquisition of Mediplex (see Note 1(g)). The quarter also includes a charge of $4,006,000 relating to averting a strike and negotiating new contracts for certain unionized homes in Connecticut and a charge of $5,505,000 relating to monitoring and responding to the investigation by the OIG and legal fees resulting from the shareholder litigation. (See Notes 1(j) and 1(k)).

(17) GEOGRAPHIC SEGMENT INFORMATION

    The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, subacute and related ancillary care services to nursing home patients.

    In addition to the services provided in the United States, the Company provides services in the United Kingdom and Canada.

    A summary of the Company's operations by geographic area is presented below (in thousands):

                                                                            YEAR ENDED DECEMBER 31, 1996
                                                                  ------------------------------------------------
                                                                     UNITED      UNITED
                                                                     STATES      KINGDOM    CANADA    CONSOLIDATED
                                                                  ------------  ---------  ---------  ------------
Net revenues....................................................  $  1,255,323  $  42,156  $  18,829   $1,316,308

Operating profits...............................................        74,894      2,179       (382)      76,691
Equity in earnings of Ashbourne.................................                                            1,674
Interest expense, net...........................................                                           25,899
                                                                                                      ------------
Consolidated earnings before income taxes.......................                                           52,466
                                                                                                      ------------
                                                                                                      ------------
Total assets....................................................     1,033,804    168,578     27,044    1,229,426

Capital expenditures............................................        56,962     18,699        562       76,223

Depreciation and amortization...................................        30,436      1,851      1,530       33,817

                                                                            YEAR ENDED DECEMBER 31, 1995
                                                                  ------------------------------------------------
                                                                     UNITED      UNITED
                                                                     STATES      KINGDOM    CANADA    CONSOLIDATED
                                                                  ------------  ---------  ---------  ------------
Net revenues....................................................  $  1,108,436  $  26,240  $     832   $1,135,508

Operating profits...............................................        30,430      3,561       (181)      33,810
Equity in earnings of Ashbourne.................................                                              813
Interest expense, net...........................................                                           21,829
                                                                                                      ------------
Consolidated earnings before income taxes.......................                                           12,794
                                                                                                      ------------
                                                                                                      ------------
Total assets....................................................       952,191     76,607     13,705    1,042,503

Capital expenditures............................................        61,901     11,565         31       73,497

Depreciation and amortization...................................        25,771      1,854        109       27,734

    Revenues from foreign operations and identifiable assets of foreign operations were immaterial to the Company in 1994.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(18) SUBSEQUENT EVENTS

    On February 18, 1997, the Company signed definitive agreements with each of Retirement Care Associates, Inc. ("Retirement Care") and Contour Medical, Inc. ("Contour"), under which the Company agreed to acquire Retirement Care and its approximately 65% owned subsidiary, Contour. The agreements call for the Company to issue 0.6625 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement) and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company) for the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of Contour is expected to be accounted for as a purchase.

                                                                     SCHEDULE II

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         COLUMN C
                                                               ----------------------------
                                                   COLUMN B             ADDITIONS                          COLUMN E
                                                  -----------  ----------------------------   COLUMN D    -----------
                    COLUMN A                      BALANCE AT   CHARGED TO     CHARGED TO     -----------  BALANCE AT
------------------------------------------------   BEGINNING    COSTS AND   OTHER ACCOUNTS   DEDUCTIONS     END OF
DESCRIPTION                                        OF PERIOD    EXPENSES     DESCRIBE (1)     DESCRIBE      PERIOD
------------------------------------------------  -----------  -----------  ---------------  -----------  -----------
                                                                            (IN THOUSANDS)
Year ended December 31, 1996:
Allowance for doubtful accounts.................   $  11,035    $  14,970      $   1,394      ($ 10,522)   $  16,877
                                                  -----------  -----------        ------     -----------  -----------
                                                  -----------  -----------        ------     -----------  -----------

Year ended December 31, 1995:
Allowance for doubtful accounts.................   $   9,508    $  14,623      $     743      ($ 13,839)   $  11,035
                                                  -----------  -----------        ------     -----------  -----------
                                                  -----------  -----------        ------     -----------  -----------

Year ended December 31, 1994:
Allowance for doubtful accounts.................   $   1,129    $  27,632      $   5,934      ($ 25,187)   $   9,508
                                                  -----------  -----------        ------     -----------  -----------
                                                  -----------  -----------        ------     -----------  -----------

------------------------

(1) Represents the allowance for doubtful accounts of acquired entities at the date of acquisition.

                               INDEX TO EXHIBITS

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
 2.1(1)        Preincorporation Agreement dated as of April 13, 1993 between Sun and Andrew L.
                 Turner, Nora L. Turner and Elizabeth L. Keefer, as Trustee of Turner's
                 Children's Trust No. 3
 2.2(2)(7)     Agreement and Plan of Merger dated January 27, 1994, by and among Sun, Sun
                 Acquisition Corporation, The Mediplex Group, Inc., Abraham D. Gosman and Andrew
                 L. Turner, as amended. Filed without schedules attached.
 2.3(2)        Asset Sale Agreement dated January 27, 1994 by and among Mediplex, Abraham D.
                 Gosman and Sun
 2.4(1)        Plan or Reorganization and Merger Agreement by and between Honorcare Corporation.
                 Don A. Karchmer, Thomas E. Stewart, John E. Bingaman and James W. Campbell, Sun
                 and Sunrise
 2.5(15)       Agreement and Plan of Merger dated as of April 27, 1995 by and between Golden
                 Care, Inc., Golden Acquisition Corporation and Sun
 2.6(15)       First Amendment to Agreement and Plan of Merger dated as of May 4, 1995 by and between Golden Care, Inc., Golden Acquisition Corporation and Sun
 2.7(16)       Agreement and Plan of Merger dated March 30, 1995 by and between Sun, Sun
                 Acquisition Corporation and CareerStaff Unlimited, Inc.
 2.8(16)       First Amendment to Agreement and Plan of Merger dated April 7, 1995 by and between
                 Sun, Sun Acquisition Corporation and CareerStaff Unlimited, Inc.
 2.9(15)       Second Amendment to Agreement and Plan of Merger dated May 11, 1995 by and between
                 Sun, Sun Acquisition Corporation and CareerStaff Unlimited, Inc.
 2.10(13)      Share Purchase Agreement dated as of November 30, 1995 among Sun, Columbia Health
                 Care Inc. and the Vendors named therein. Schedule 14: Form of Warrant
 2.11(10)      Investment and Shareholders' Agreement between Sun Healthcare Group, Inc., Sun
                 Healthcare Group International Ltd., Exceler Health Care Group PLC, Guernroy
                 Limited, John Ernest Moreton, The Alexanders and the Optionholders relating to
                 Exceler Health Care Group PLC, dated September 7, 1994
 2.12(14)      Deed of Amendment and Instrument relating to Exceler Health Care Group PLC dated
                 February 15, 1995
 2.13(24)      Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun Healthcare Group, Inc., Peach Acquisition Corporation and Retirement
                 Care Associates, Inc.
 2.14(24)      Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun Healthcare Group, Inc., Nectarine Acquisition Corporation and Contour
                 Medical, Inc.
 3.1(1)        Certificate of Incorporation of Sun
 3.2(1)(9)     Bylaws of Sun, as amended
 3.3(21)       Certificate of Amendment to Certificate of Incorporation of Sun dated April 15,
                 1993
 3.4(6)        Certificate of Amendment to Certificate of Incorporation of Sun dated June 23,
                 1994

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
 4.1(3)        Fiscal Agency Agreement dated as of March 1, 1994 between Sun and NationsBank of
                 Texas, N.A., as Fiscal Agent.
 4.2(6)        Amended and Restated Indenture, dated October 1, 1994, among Sun, The Mediplex
                 Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee
 4.3(6)        Amended and Restated First Supplemental Indenture to Amended and Restated
                 Indenture, dated October 1, 1994, among Sun, The Mediplex Group, Inc. and Fleet
                 Bank of Massachusetts, N.A. as Trustee (6 1/2% Convertible Subordinated
                 Debentures due 2003)
 4.4(17)       Form of Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's
                 Trust Company, which includes the form of Certificate of Designations for the
                 Series A Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit
                 B and the form of Summary of Preferred Stock Purchase Rights as Exhibit C.
 4.5(18)       First Amendment to Rights Agreement, dated as of August 11, 1995, amending the
                 Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust
                 Company
10.1(4)        Lease Agreement dated as of August 31, 1996, by and between Karan Associates
                 ("Lessee") and Campbell Care of Wylie, Inc., Assignment of Lease dated November
                 20, 1989 by and between Campbell Care of Wylie, Inc., and Honorcare Corporation
                 ("Lessee"), with First Lease Addendum dated August 31, 1986, Second Addendum dated January 9, 1987, Third Addendum dated November 30, 1989 and Fourth
                 Addendum dated July 12, 1993, and Assignment Agreement dated as of July 13,
                 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare
                 Corporation ("Assignee") (Hillcrest Manor Nursing Center)
10.2(21)       Lease Agreement for West Magic Care Center dated as of August 1, 1987, between
                 Skyview Associates ("Lessor") and Don Bybee and A. Keith Holloway ("Lessee")
10.3(1)        Sublease, Assumption and Consent Agreement for Coronado Care Center dated as of
                 May 31, 1990, among Phoenix Nursing Home Limited Partnership ("Lessor"), Horizon
                 Healthcare Corporation ("Lessee/ Sublessor") and Sunrise ("Sublessee") pursuant to a Lease dated December 18, 1987 between Lessor and Lessee (Lease attached as
                 Exhibit)
10.4(1)        Lease Agreement for East Mesa Care Center dated as of September 30, 1990, between
                 East Mesa Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")
10.5(1)        Assignment and Assumption of Lease with Consent of Lessor for Torrington
                 Extend-A-Care Center dated as of November 1, 1990, between Beverly
                 Enterprises-Connecticut, Inc. ("Assignor/Lessee"), Turner Enterprises, Inc.
                 ("Assignee"), Andrew L. Turner and Nora Turner ("Guarantors"), Harvey J. Angell
                 and Zev Karkomi ("Special Guarantors") and Beverly Investment Properties, Inc.
                 ("Lessor") (Lease attached)
10.6(1)        Lease Agreement for Mercer Island Care Center dated as of July, 1991, among Mercer
                 View Convalescent Center, Tenants-in-Common ("Lessor"), Sunrise ("Lessee") and
                 Andrew L. Turner and Nora Turner, husband and wife ("Guarantor")

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.7(1)        Lease Agreement for Bayside Health and Rehabilitation Center dated as of July 26,
                 1991, between Bellingham Associates Limited Partnership ("Lessor") and Sunrise
                 ("Lessee")
10.8(4)        Lease Agreement for the Coronado Care Center addition, dated as of August 30,
                 1991, by and between Phoenix Nursing Home Limited Partnership II ("Lessor") and
                 Sunrise ("Lessee")
10.9(1)        Lease Agreement for Whispering Pines Care Center and Valley Rehabilitation Center
                 dated as of October 31, 1991, between Belle Mountain Associates Limited
                 Partnership ("Lessor") and Sunrise ("Lessee")
10.10(1)       Lease Agreement for Menlo Park Healthcare Center dated as of November 1, 1991, between Oregon Associates Limited Partnership ("Lessor") and Sunrise ("Lessee")
10.11(1)       Sublease Agreement for Hillside Living Center d/b/a Hillside Healthcare Center
                 dated as of March 1, 1992, between Elite Care Corporation ("Sublessor") and
                 Turner Enterprises, Inc. ("Sublessee") (Lease attached as Exhibit)
10.12(1)       Sublease Agreement for Crown Manor Living Center d/b/a Crown Manor Healthcare
                 Center dated as of March 1, 1992, between Elite Care Corporation ("Sublessor")
                 and Turner Enterprises, Inc. ("Sublessee") (Lease attached as Exhibit)
10.13(1)       Sublease Agreement for Colonial Manor Living Center d/b/a Colonial Manor
                 Healthcare Center dated as of March 1, 1992, between Elite Care Corporation
                 ("Sublessor") and Turner Enterprises, Inc. ("Sublessee") (Lease attached as
                 Exhibit)
10.14(1)       Sublease Agreement for Douglas Living Center d/b/a Douglas Healthcare Center dated as of March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner
                 Enterprises, Inc. ("Sublessee") (Lease attached as Exhibit)
10.15(1)       Lease Agreement for Columbia View Nursing Home dated as of June 30, 1992, between
                 Columbia Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc.
                 ("Lessee")
10.16(1)       Lease Agreement for Adams House Healthcare Center dated as of October 1, 1992, between Adams Connecticut Associates Limited Partnership ("Lessor") and Turner
                 Enterprises, Inc. ("Lessee")
10.17(1)       Lease Agreement for San Juan Care Center and Burton Care Center dated as of
                 October 31, 1992, by and between Zev Karkomi and Jerold Ruskin (collectively, the "Lessors") and Sunrise ("Lessee")
10.18(1)       Lease Agreement for Park Villa Convalescent Center dated as of April 1, 1993, between LTC Properties, Inc. ("Lessor") and Sunrise ("Lessee")
10.19(4)       Lease Agreement dated as of July 13, 1993, by and between Angelina Associates
                 ("Lessor") and Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993 by and between Honorcare Corporation ("Assignor") and Sun
                 Healthcare Corporation ("Assignee") (Angelina Facility)
10.20(4)       Lease Agreement dated as of July 13, 1993, by and between July Associates IV
                 ("Lessor") and Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun
                 Healthcare Corporation ("Assignee") (Park Plaza)

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.21(4)       Lease Agreement dated as of July 13, 1993, by and between Angelina Associates
                 ("Lessor") and Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun
                 Healthcare Corporation ("Assignee") (Wells)
10.22(4)       Lease Agreement dated as of July 13, 1993, by and between Angelina Associates
                 ("Lessor") and Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun
                 Healthcare Corporation ("Assignee") (Pineywood)
10.23(4)       Lease Agreement dated as of July 13, 1993, by and between Golden Age Associates
                 ("Lessor") and Honorcare Corporation ("Lessee") (Golden Age)
10.24(4)       Lease Agreement dated as of July 13, 1993, by and between July Associates III
                 ("Lessor") and Honorcare Corporation ("Lessee") (High Plains)
10.25(8)       Lease Agreement dated as of July 30, 1993 between Zev Karkomi, Thunderbird
                 Associated Limited Partnership and Sunrise Healthcare Corporation
10.26(8)       Lease Agreement dated as of September 22, 1993, as amended, between Carlinville
                 Associates and Sunrise Healthcare Corporation
10.27(5)       Lease Agreement dated October 1993, by and between Salem Associates, Ltd.
                 ("Lessor") and Sunrise ("Lessee") (Doctors Nursing Home)
10.28(5)       Lease Agreement dated as of December 6, 1993, by and between Massachusetts Nursing
                 Homes Limited Partnership ("Lessor") and Sunrise ("Lessee")
10.29(4)       Lease Assignment and Transfer of Operations Agreement dated as of December 30,
                 1993, by and between HEA of New Mexico, Inc. and Sunrise (Lease attached)
                 (Country Life Manor)
10.30(4)       Lease Agreement dated as of January 1, 1994, by and between October Associates
                 ("Lessor") and Sunrise ("Lessee") (Stanton Nursing Home)
10.31(4)       Lease Agreement dated as of January 1, 1994, by and between Whitewright Associates
                 ("Lessor") and Sunrise ("Lessee") (Campbell Care of Whitewright)
10.32(4)       Lease Agreement dated as of January 1, 1994, by and between October Associates
                 ("Lessor") and Sunrise ("Lessee") (Valley Mills Care Center)
10.33(4)       Lease Agreement dated as of January 1, 1994, by and between October Associates
                 ("Lessor") and Sunrise ("Lessee") (Moody Care Center)
10.34(7)       Lease Agreement dated as of April 26, 1994, by and between Sumner Nursing Home,
                 L.L.C. and Sunrise
10.35(6)       Lease Agreement by and between Bellingham II Associates Limited Partnership and
                 Sunrise Healthcare Corporation, dated May 31, 1994
10.36(6)       Amendment and Restatement of Facility Lease Agreement [Lenox Hill]-- Meditirust of
                 Lynn, Inc. and Mediplex Rehabilitation of Massachusetts, Inc., dated June 23,
                 1994
10.37(6)       Amendment and Restatement of Facility Lease Agreement [Northampton]--New England
                 Finance Corporation and Mediplex Rehabilitation of Massachusetts, Inc., dated
                 June 23, 1994

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.38(6)       Amendment and Restatement of Facility Lease Agreement [Woodcrest]-- Meditrust and
                 Mediplex of New Jersey, Inc., dated June 23, 1994
10.39(6)       Amendment and Restatement of Facility Lease Agreement [Westport]-- Meditrust and
                 Mediplex of Connecticut, Inc., dated June 23, 1994
10.40(6)       Amendment and Restatement of Facility Lease Agreement [Newton]-- Meditrust and
                 Mediplex of Massachusetts, Inc., dated June 23, 1994
10.41(6)       Amendment and Restatement of Facility Lease Agreement [Wilmington]--Meditrust and
                 Mediplex of Massachusetts, Inc., dated June 23, 1994
10.42(6)       Amendment and Restatement of Facility Lease Agreement [Stamford] by and between
                 G-WZ of Stamford, Inc. and Meditrust Mortgage Investments, Inc., dated June 23,
                 1994
10.43(6)       Amendment and Restatement of Facility Lease Agreement [Cheshire]-- Meditrust and
                 Mediplex of Connecticut, Inc., dated June 23, 1994
10.44(6)       Amendment and Restatement of Facility Lease Agreement [East Longmeadow]--Meditrust
                 and Quality Nursing Care of Massachusetts, Inc., dated June 23, 1994
10.45(6)       Amendment and Restatement of Facility Lease Agreement [Wethersfield]--Meditrust
                 and Mediplex of Connecticut, Inc., dated June 23, 1994
10.46(6)       Amendment and Restatement of Facility Lease Agreement [Danbury]-- Meditrust and
                 Mediplex of Connecticut, Inc., dated June 23, 1994
10.47(6)       Amendment and Restatement of Facility Lease Agreement [Manatee]-- Meditrust and
                 Manatee Springs Nursing Center, Inc., dated June 23, 1994
10.48(6)       Amendment and Restatement of Facility Lease Agreement [Camden]-- Plaza Medical
                 Nursing Facility and P.M.N.F. Management, Inc., dated June 23, 1994
10.49(6)       Facility Lease Agreement [Washington]--Pacific Finance Corporation and Sunrise
                 Healthcare Corporation, dated June 23, 1994
10.50(6)       Amendment and Restatement of Facility Lease Agreement [Darien]--New England
                 Finance Corporation and Mediplex of Connecticut, Inc., dated June 23, 1994
10.51(6)       Amendment and Restatement of Facility Lease Agreement [Randolph]-- Meditrust and
                 Mediplex of Massachusetts, Inc., dated June 23, 1994
10.52(6)       Amendment and Restatement of Facility Lease Agreement [Peabody]-- Meditrust and
                 Mediplex of Massachusetts, Inc., dated June 23, 1994
10.53(6)       Amendment and Restatement of Facility Lease Agreement [Newington]-- Meditrust and
                 Mediplex of Connecticut, Inc., dated June 23, 1994
10.54(6)       Amendment and Restatement of Facility Lease Agreement [Beverly]-- Meditrust and
                 Mediplex of Massachusetts, Inc., dated June 23, 1994
10.55(6)       Facility Lease Agreement [Weymouth]--Meditrust of Massachusetts, Inc. and Mediplex
                 of Massachusetts, Inc., dated June 23, 1994
10.56(6)       Amendment and Restatement of Facility Lease Agreement [Lexington]-- Meditrust and
                 Mediplex of Massachusetts, Inc., dated June 23, 1994
10.57(6)       Amendment and Restatement of Facility Lease Agreement [Michigan]-- Meditrust
                 TriStates, Inc. and Mediplex of Ohio, Inc., dated June 23, 1994

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.58(6)       Amendment and Restatement of Facility Lease Agreement [Christian Hill]--Meditrust
                 of Massachusetts, Inc. and Mediplex Rehabilitation of Massachusetts, Inc., dated
                 June 23, 1994
10.59(6)       Amendment and Restatement of Facility Lease Agreement [Arkansas]-- Meditrust of
                 Benton, Inc. and Mediplex Management of Texas, Inc., dated June 23, 1994
10.60(6)       Amendment and Restatement of Facility Lease Agreement [Holyoke]-- Meditrust of
                 Massachusetts, Inc. and Mediplex Rehabilitation of Massachusetts, Inc., dated
                 June 23, 1994
10.61(6)       Amendment and Restatement of Facility Lease Agreement [Southern Connecticut],
                 dated June 23, 1994, between New England Finance Corporation and Mediplex of
                 Connecticut, Inc.
10.62(6)       Amendment and Restatement of Facility Lease Agreement [Southbury], dated June 23,
                 1994, between New England Finance Corporation and Mediplex of Connecticut, Inc.
10.63(6)       Facility Lease Agreement [Bowling Green], dated June 23, 1994, between Meditrust of Kentucky, Inc. and Mediplex of Kentucky, Inc.
10.64(6)       Facility Lease Agreement [Milford], dated June 23, 1994, between Meditrust of
                 Connecticut, Inc. and Mediplex of Connecticut, Inc.
10.65(6)       Lease and Security Agreement by and between Nationwide Health Properties, Inc. and
                 Sunrise Healthcare Corporation, dated September 1, 1994
10.66(6)       Lease Agreement by and between Sumner Hills L.L.C. and Sunrise Healthcare
                 Corporation, dated September 9, 1994
10.67(20)      Lease Agreement for Wheeler Care Center, dated as of July 24, 1995, by and between
                 Wheeler Healthcare Associates, L.L.C., a Texas limited liability company
                 ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.68(20)      Agreement with Respect to and Second Amendment of Lease Agreement, dated as of
                 September 1, 1995, by and between Massachusetts Nursing Homes Limited
                 Partnership ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.69(20)      Third Amendment of Lease Agreement, dated as of September 1, 1995, by and between
                 Massachusetts Nursing Homes Limited Partnership ("Lessor") and Sunrise
                 Healthcare Corporation ("Lessee").
10.70(20)      Lease Agreement for Clifton Care Center, dated as of September 13, 1995, between
                 Missouri Associates ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.71(20)      Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts, Inc. ("Lessor") and New Bedford Nursing Center, Inc.
                 ("Lessee") (Guaranty of Sun attached as Exhibit).
10.72(20)      Facility Sublease Agreement, dated as of September 30, 1995, by and between
                 Meditrust of New Jersey, Inc., as Sublessor, and West Jersey/ Mediplex
                 Rehabilitation Limited Partnership (Guaranty of Sun attached as Exhibit).
10.73(20)      Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts, Inc. ("Lessor") and Mediplex of Massachusetts, Inc. ("Lessee")
                 (Guaranty of Sun attached as Exhibit).

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.74(20)      Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts, Inc. ("Lessor") and Sundance Rehabilitation Corporation
                 ("Lessee") (Guaranty of Sun attached as Exhibit).
10.75(20)      Facility Lease Agreement, dated as of September 30, 1995, by and between Meditrust of Massachusetts, Inc. ("Lessor") and Mediplex of Concord, Inc. ("Lessee")
                 (Guaranty of Sun attached as Exhibit).
10.76(20)      Indemnity Agreement (New Bedford), dated as of September 30, 1995, by and among
                 New Bedford Nursing Center, Inc. ("Seller"), Sun and Meditrust of Massachusetts,
                 Inc. ("Buyer").
10.77(20)      Indemnity Agreement (Marlton), dated as of September 30, 1995, by and among West
                 Jersey/Mediplex Rehabilitation Limited Partnership, as Assignor, Sun and
                 Meditrust of New Jersey, Inc., as Assignee.
10.78(20)      Indemnity Agreement (Concord), dated as of September 30, 1995, by and among
                 Mediplex of Massachusetts, Inc. ("Seller"), and Meditrust of Massachusetts, Inc.
                 ("Buyer").
10.79(20)      Indemnity Agreement (Concord-1B), dated as of September 30, 1995, by and among
                 Sundance Rehabilitation Corporation ("Seller"), Sun and Meditrust of
                 Massachusetts, Inc. ("Buyer").
10.80(20)      Indemnity Agreement (Concord-2A & 2B), dated as of September 30, 1995, by and among Mediplex of Concord, Inc. ("Seller"), Sun and Meditrust of Massachusetts,
                 Inc. ("Buyer").
10.81(20)      Indemnity Agreement (Oradell), dated as of September 30, 1995, by and among Bergen
                 Eldercare, Inc. ("Seller"), Sun and Meditrust of New Jersey, Inc. ("Buyer").
10.83(21)      First Amendment to Lease Agreement for West Magic Care Center dated as of January
                 1, 1996, between Skyview Associates ("Lessor") and Sunrise Healthcare
                 Corporation ("Lessee")
10.84(21)      Unconditional Guaranty of Lease dated as of January 1, 1996, between Sun
                 Healthcare Group, Inc. ("Guarantor") and Skyview Associates ("Lessor")
10.85*         Lease Agreement for Heritage Heights dated as of March 1, 1996, by and between Tor
                 Associates ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.86*         Unconditional Guaranty of Lease dated March 1, 1996, by and between Sun Healthcare
                 Group, Inc. ("Guarantor") and Tor Associates ("Lessor").
10.87(21)      Omnibus Amendment to Facility Lease Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiary of Sun.
10.88(23)      Second Amendment to Lease, dated as of June 1, 1996, by and between East Mesa
                 Associates Limited Partnership ("Lesser") and Sunrise Healthcare Corporation
                 ("Lessee").
10.89(22)      Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and Sunrise Healthcare
                 Corporation for Oaks Health & Rehabilitation Center.
10.90(22)      Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and Sunrise Healthcare
                 Corporation for Jones Health & Rehabilitation Center.
10.91(23)      First Amendment to Lease dated as of August 1, 1996, by and between Sumner Nursing
                 Home, L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.92(23)      Sub-Sublease Agreement, dated as of August 22, 1996, by and between Yuba Nursing
                 Homes, Inc. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").
10.93*         Lease Agreement for Casa del Sol Nursing Home dated as of November 26, 1996, by and between Raton Property Limited Company ("Lessor") and Sunrise Healthcare
                 Corporation ("Lessee").
10.94*         Lease Agreement for Blue Mountain Convalescent Center dated as of November 30,
                 1996, by and between Washington Associates ("Lessor") and Sunrise Healthcare
                 Corporation ("Lessee").
10.95*         Unconditional Guaranty of Lease dated as of November 30, 1996, by and between Sun
                 Healthcare Group, Inc. ("Guarantor"), and Washington Associates ("Lessor").
10.96*         Lease Agreement for Magic Valley Manor dated as of November 30, 1996, by and between Idaho Associates L.L.C. ("Lessor") and Sunrise Healthcare Corporation
                 ("Lessee").
10.97*         Lease Agreement for Payette Lakes Care Center dated as of November 30, 1996, by and between Idaho Associates L.L.C. ("Lessor") and Sunrise Healthcare
                 Corporation ("Lessee").
10.98*         Lease Agreement for Valley Rehabilitation and Living Center dated as of November
                 30, 1996, by and between Idaho Associates L.L.C. ("Lessor") and Sunrise
                 Healthcare Corporation ("Lessee").
10.99*         Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun
                 Healthcare Group, Inc. ("Guarantor") to Idaho Associates, L.L.C. ("Lessor")
                 relating to Magic Valley Manor.
10.100*        Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun
                 Healthcare Group, Inc. ("Guarantor") to Idaho Associates, L.L.C. ("Lessor")
                 relating to Payette Lakes Care Center.
10.101*        Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun
                 Healthcare Group, Inc. ("Guarantor") to Idaho Associates, L.L.C. ("Lessor")
                 relating to Valley Rehabilitation and Living Center.
10.102(4)      Form of Management Agreement between GF/Massachusetts, Inc. and Sunrise
10.103(6)      Amendment and Restatement of Loan Agreement [Brookline] by and between Mediplex of
                 Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23,
                 1994
10.104(6)      Amendment and Restatement of Loan Agreement [Columbus] by and between Mediplex
                 Rehabilitation of Massachusetts, Inc. and Meditrust Mortgage Investments, Inc.,
                 dated June 23, 1994
10.105(6)      Loan Agreement [Denver] by and between Mediplex of Colorado, Inc. and Valley View
                 Psychiatric Services, Inc. and Meditrust Mortgage Investments, Inc., dated June
                 23, 1994
10.106(21)     Omnibus Amendment to Loan Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiaries of
                 Sun.
10.107(22)     Fourth Amended and Restated Credit Agreement among Sun Healthcare Group, Inc., The
                 Mediplex Group, Inc., certain lenders, certain co-agents, and NationsBank of
                 Texas, N.A., as Administrative Lender, dated October 29, 1996.

   EXHIBIT                                                                                          SEQUENTIALLY
   NUMBER                                   DESCRIPTION OF EXHIBITS                                NUMBERED PAGE
-------------  ----------------------------------------------------------------------------------  --------------
10.108*        First Amendment to Fourth Amended and Restated Credit Agreement among Sun
                 Healthcare Group, Inc., The Mediplex Group, Inc., certain lenders, certain co-agents, and NationsBank of Texas N.A., as Administrative Lender, dated
                 December 2, 1996.
10.109(14)     First Amendment to Sun 1992 Director Stock Option Plan
10.110(1)      Sun 1993 Combined Incentive and Nonqualified Stock Option Plan
10.111(1)      Sun 1993 Directors Stock Option Plan
10.112(14)     Amendments to Sun 1993 Combined Incentive and Nonqualified Stock Option Plan
10.113(21)     Sun 1995 Non-Employee Directors' Stock Option Plan
10.114(21)     Sun Employee Stock Purchase Plan
10.115(21)     1996 Combined Incentive and Nonqualified Stock Option Plan
10.116(1)      Tax Indemnity Agreement between Sun, Sundance Rehabilitation Corporation, Turner
                 Enterprises, Inc. and Andrew L. Turner and Nora L. Turner
10.117(1)      Form of Indemnity Agreement between Sun and each of Sun's Directors before July 3,
                 1996
10.118*        Form of Indemnity Agreement between Sun and each of Sun's Directors from and after
                 July 3, 1996
10.119(1)      Employment Agreement between Sun and Andrew L. Turner
10.120(1)      Agreement as of May 5, 1993, between Sundance Rehabilitation Corporation and
                 Andrew L. Turner
10.121(4)      Employment Agreement between Sun and John E. Bingaman
10.122(6)      Termination of Employment Agreement and Consulting Agreement by and between Sun
                 Healthcare Group and John E. Bingaman
10.123*        Severance Agreement between Sun and Andrew L. Turner dated January 1, 1997
10.124*        Form of Severance Agreement entered into between Sun and Julie Collins, Susan
                 LaBelle, Robert Levin, Robert Murphy, Warren Schelling, Mark Wimer and Robert
                 Woltil
11.1*          Computation of Earnings Per Share
21.1*          Subsidiaries of the Registrant
23.1*          Consent of Arthur Andersen LLP
27.1*          Financial Data Schedule

------------------------

* Filed herewith.

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

(20) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(21) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1996.

(22) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1996.

(23) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1996.

(24) Incorporated by reference from exhibits to the Company's Form 8-K dated February 17, 1997.