Form 10-K405/A
period 1996-12-31
SUN HEALTHCARE GROUP INC
filed 1997-04-30
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------------------    --------------------------------------
Common Stock, par value $.01 per          New York Stock Exchange
  share, and Preferred Stock Purchase
  Rights

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                            ------------------------

    On April 24, 1997, Sun Healthcare Group, Inc. had 49,130,217 outstanding shares of Common Stock. Of those, 35,445,747 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on April 24, 1997, was approximately $559,637,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

GENERAL

    Sun Healthcare Group, Inc. ("Sun", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 by deleting its responses to Items 10 through 13 contained in its original filing and replacing such sections with the following:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of Sun are:

NAME                                                 POSITION WITH SUN
----------------------------  ----------------------------------------------------------------
Andrew L. Turner............  Chairman of the Board of Directors, President and Chief
                                Executive Officer

John E. Bingaman............  Director

Zev Karkomi.................  Director

Robert A. Levin.............  Senior Vice President for Rehabilitation Services and Director

Martin G. Mand..............  Director

Warren C. Schelling.........  Senior Vice President for Pharmaceutical Services and Director

Lois E. Silverman...........  Director

James R. Tolbert, III.......  Director

Mark G. Wimer...............  Senior Vice President for Inpatient Services and Director

R. James Woolsey............  Director

Robert D. Woltil............  Senior Vice President for Financial Services, Chief Financial
                                Officer and Director

Julie Collins...............  Senior Vice President for Administrative Services

Susan M. LaBelle............  Senior Vice President--SunSolution Division

Warren H. McInteer..........  Vice President for Mergers and Acquisitions and Treasurer

Robert F. Murphy............  Senior Vice President, General Counsel and Secretary

William C. Warrick..........  Vice President, Corporate Controller

    Set forth below are the names of the directors and executive officers of Sun and their ages as of April 30, 1997. The executive officers of Sun are chosen annually to serve until the first meeting of the board of directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

    Andrew L. Turner, age 50, is Chairman of the Board of Directors, President and Chief Executive Officer of Sun. Mr. Turner has served in each of these capacities for Sun since its formation. Mr. Turner is also the founder of Sun and has overseen the development of Sun's business since its inception in 1989. Mr. Turner was also a founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a healthcare services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of Hillhaven. Mr. Turner has over 20 years of experience in the long-term care industry.

    John E. Bingaman, age 50, joined the board of directors of Sun in 1993. Mr. Bingaman also served as a consultant to Sun from October 1, 1994 to July 12, 1996. Between 1984 and July 1993, Mr. Bingaman was

Chief Executive Officer of Honorcare Corporation ("Honorcare"), a provider of long-term care services, responsible for the overall management and strategic planning of Honorcare. Since July 1993, Mr. Bingaman has been Vice President of BKS Properties. From July 1993 to October 1, 1994, Mr. Bingaman was the President of Four Seasons Healthcare Management, Inc., which was Sun's subsidiary that managed certain long-term care facilities through management contracts. Mr. Bingaman has over 25 years of experience in the long-term care industry. See "Compensation Committee Interlocks and Insider Participation" for a description of certain relationships between Sun and Mr. Bingaman.

    Zev Karkomi, age 73, has been a member of the board of directors of Sun since 1993. Mr. Karkomi has over 25 years of experience in the real estate business, with a primary emphasis on properties owned and leased to long-term healthcare operators. He has served as President of Karell Capital Ventures, Inc., a corporation involved in the acquisition, sale, leasing and management of long-term care facilities, since 1980. Mr. Karkomi also serves as the President of Zevco Enterprises, Inc. and Executive Vice President and Chairman of the Board of Progressive Health Group, Inc., real estate investment companies. See "Compensation Committee Interlocks and Insider Participation" for a description of certain relationships between Sun and Mr. Karkomi.

    Martin G. Mand, age 60, joined the board of directors of Sun in February 1996, when the board was increased in size from nine to ten persons. Since January 1995, Mr. Mand has been Chairman, President and Chief Executive Officer of Mand Associates, Limited, a financial consulting, speaking and writing firm. Mr. Mand was previously Executive Vice President and Chief Financial Officer of Northern Telecom, Ltd., a global manufacturer of telecommunications equipment, from March 1990 to June 1994. Mr. Mand also previously served as Vice President and Treasurer of E.I. du Pont de Nemours & Co., a chemical, allied products and energy company. Mr. Mand also serves on the board of directors of the Fuji Bank and Trust Company.

    Warren C. Schelling, age 44, became a director of Sun in October 1996. Mr. Schelling became the Senior Vice President for Pharmaceutical Services effective January 1, 1996. This position includes responsibility for all of Sun's pharmaceutical operations, including those of Sunscript Pharmacy Corporation ("Sunscript"), Sun's pharmacy subsidiary. From July 1994 to December 1995, Mr. Schelling was the President of Sunscript. Prior to joining Sun, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc. a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from January 1993 to July 1994. From January 1994 to July 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy Services Officer at Diagnostek, Inc. From September 1985 to January 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.

    Lois E. Silverman, age 56, joined the board of directors of Sun in October 1995, when she filled a vacancy on the board caused by the resignation of another director. Ms. Silverman, a co-founder of CRA Managed Care, Inc., a provider of workers' compensation case management and cost containment services, has served as the Chairman of the Board of CRA since March 1994 and as its Chief Executive Officer since 1988. Prior to founding CRA, Ms. Silverman held the position of Northeast Regional Manager at IntraCorp., a division of Cigna Corporation. Ms. Silverman also serves as Trustee and Officer of Beth Israel Hospital and Overseer of Tufts Medical School in Boston.

    James R. Tolbert, III, age 62, joined the board of directors of Sun in August 1995, when he filled a vacancy on the board caused by the resignation of another director. Mr. Tolbert has served as the Chairman, President, Chief Executive Officer and Treasurer of First Oklahoma Corporation, a holding company, since July 1986. In addition, Mr. Tolbert is a member of the board of directors of Bonray Drilling Corporation, a corporation engaged in domestic onshore contract drilling of oil and gas wells.

    Mark G. Wimer, age 43, became a director of Sun in 1993. Mr. Wimer became the Senior Vice President for Inpatient Services effective January 1, 1996. This position includes responsibility for all of Sun's inpatient services, including those of Sunrise Healthcare Corporation ("Sunrise"), Sun's subsidiary responsible for operations of Sun's long-term care facilities. Mr. Wimer previously served as the President of Sunrise effective July 1993 until December 1995. From February 1988 to July 1993, Mr. Wimer was

President and Chief Executive Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From November 1984 through February 1988, Mr. Wimer was Regional Vice President of Operations for Hillhaven and had responsibility for management of long-term care facilities for Hillhaven in Washington, Oregon, Idaho and Montana.

    R. James Woolsey, age 55, joined the board of directors of Sun in October 1995, when the board was increased in size from eight to nine persons. Mr. Woolsey has been a partner in the law firm of Shea & Gardner since January 1995, where he previously had been a partner from 1980 to 1989 and from 1991 to 1993. From 1993 to 1995, Mr. Woolsey served as the Director of Central Intelligence for the United States government. From 1989 to 1991, Mr. Woolsey was the Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe. In addition, Mr. Woolsey is a member of the board of directors of USF&G Corp., an insurance holding company, and Yurie Systems, Inc., a network communications company.

    Robert D. Woltil, age 42, became a director of Sun in March 1996. Mr. Woltil became the Senior Vice President for Financial Services and Chief Financial Officer of Sun in February 1996. From 1982 to January 1996, Mr. Woltil served in various capacities for Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. From May 1995 until January 1996. Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly. From 1992 to May 1995, Mr. Woltil was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President-- Financial Planning and Control for Beverly. Mr. Woltil is also a certified public accountant.

    Robert A. Levin, age 42, became a director of Sun in April 1993 and served as the Secretary of Sun from April 1993 to October 1996. Effective January 1, 1996, Mr. Levin became the Senior Vice President for Rehabilitation Services. This position includes responsibility for all therapy services of Sun, including those of Sundance Rehabilitation Corporation ("Sundance"), Sun's rehabilitation therapy subsidiary. From January 1991 to December 1995, Mr. Levin was the President and Chief Operating Officer of Sundance. Previously Mr. Levin was Vice President of National Accounts for Medline Industries, Inc., a manufacturer and distributor of medical supplies.

    Julie Collins, age 49, became Senior Vice President of Administrative Services in January 1, 1996. This position is responsible for overseeing corporate communications, human resources, risk management, training and corporate office facilities management. From September 1994 to December 1995, Ms. Collins was the Vice President Human Resources. Prior to joining Sun, Ms. Collins was the Vice President of Human Resources and Support Services for St. Joseph Health System in Atlanta, Georgia from 1993 to 1994. From July 1991 to 1993, Ms. Collins had been the Vice President of Sunrise. From 1990 to 1991, Ms. Collins was Director of Human Resources for Sheperd Spinal Center in Atlanta, Georgia.

    Susan M. LaBelle, age 44, became Senior Vice President--SunSolution Division in January 1997. This position is responsible for developing a marketing program to integrate all of Sun's ancillary services. From July 1994 to December 1996, Ms. LaBelle was Vice President of Marketing at Baxter Healthcare Corporation, a manufacturer and distributor of medical products. From July 1989 to July 1994, Ms. LaBelle was Director of Marketing at McGaw, Inc., a manufacturer and distributor of medical products.

    Warren H. McInteer, age 38, became Vice President of Mergers & Acquisitions in August 1995. Mr. McInteer became the Treasurer of Sun in June 1995. Prior to joining Sun, Mr. McInteer was the Vice President of Financial Planning for Continental Medical Systems ("Continental") in Mechanicsburg, Pennsylvania, from 1993 to 1995. From 1985 to 1993, Mr. McInteer was a management consultant for Price Waterhouse working from offices in Baltimore, London and Philadelphia.

    Robert F. Murphy, age 43, became Senior Vice President and the General Counsel of Sun in November 1995 and Secretary of Sun in October 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, most recently as Vice President and Associate General Counsel. Previously Mr. Murphy was in private practice beginning in 1978.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act and the rules promulgated thereunder require Sun's directors and executive officers and persons who own more than ten percent of the Sun Common Stock to report their ownership and changes in their ownership of Sun Common Stock to Commission and the New York Stock Exchange. Copies of the reports must also be furnished to Sun.

    Based solely on a review of the copies of such forms and amendments thereto received by Sun, or written representations from certain reporting persons, Sun believes that during 1996 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table provides information concerning the annual and long-term compensation for services in all capacities to Sun and its subsidiaries for the fiscal years shown of those persons ("Named Executive Officers") who were, during the latest fiscal year (i) the chief executive officer and (ii) the other four most highly compensated executive officers of Sun:

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                     -------------
                                                              ANNUAL COMPENSATION     SECURITIES
                                                             ----------------------   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR     SALARY($)    BONUS($)    OPTIONS(#)    COMPENSATION($)
------------------------------------------------  ---------  ----------  ----------  -------------  ----------------
Andrew L. Turner, ..............................       1996  $  500,000  $  250,000           --       $       --
  President and Chief Executive Officer                1995     500,000          --      100,000               --
                                                       1994     469,235     225,000      100,000               --

Robert A. Levin ................................       1996     330,202          --       15,000               --
  Senior Vice President for Rehabilitation             1995     281,261     125,000       15,000               --
  Services                                             1994     211,542     125,000        8,000           57,679(1)

Mark G. Wimer, .................................       1996     322,516     125,000       15,000               --
  Senior Vice President for Inpatient Services         1995     281,261     125,000       15,000               --
                                                       1994     212,692     125,000        8,000               --

Robert D. Woltil ...............................       1996     296,164(2)    125,000      25,000          --
  Senior Vice President for Financial Services
  and Chief Financial Officer

Robert F. Murphy ...............................       1996     260,000     100,000           --               --
  Senior Vice President, General Counsel and           1995      35,000(3)         --      10,000              --
  Secretary

------------------------

(1) Represents amounts paid by Sun for relocation expenses for Mr. Levin.

(2) Salary for 1996 represents amounts paid to Mr. Woltil in 1996 after the commencement of his employment by Sun in February 1996. Mr. Woltil's annualized salary for 1996 would have been $350,000.

(3) Salary for 1995 represents amounts paid to Mr. Murphy in 1995 after the commencement of his employment by Sun in November 1995. Mr. Murphy's annualized salary for 1995 would have been $260,000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information concerning individual grants of stock options made to each of the Named Executive Officers during the year ended December 31, 1996:

                                                          INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                                        ------------------------------------------------------     VALUE AT ASSUMED
                                                       % OF TOTAL                               ANNUAL RATES OF STOCK
                                         NUMBER OF   OPTIONS GRANTED                            PRICE APPRECIATION FOR
                                        SECURITIES   TO EMPLOYEES IN  EXERCISE OR                   OPTION TERM(3)
                                        UNDERLYING     FISCAL YEAR    BASE PRICE   EXPIRATION   ----------------------
NAME                                    OPTIONS(1)         (%)         ($/SH)(2)      DATE        5%($)       10%($)
--------------------------------------  -----------  ---------------  -----------  -----------  ----------  ----------
Andrew L. Turner(4)...................      --                   %     $  --           --       $   --      $   --

Robert A. Levin.......................      15,000           3.47         13.125     04/08/06      123,814     313,768

Mark G. Wimer.........................      15,000           3.47         13.125     04/08/06      123,814     313,768

Robert D. Woltil......................      25,000           5.78         12.375     03/25/06      194,564     493,064

Robert F. Murphy(4)...................      --             --             --           --           --          --

------------------------

(1) All options were granted under Sun's 1996 Combined Incentive and Non-qualified Stock Option Plan.

(2) All options were granted at an exercise price equal to the fair market value of the Sun Common Stock on the option grant date. All options will vest and become exercisable at a rate of one-third each year beginning on the first anniversary of the date of grant. All options become fully exercisable on the occurrence of a change in control as described in the plan pursuant to which each option was granted.

(3) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercise are dependent on the future performance of the Sun Common Stock as well as the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(4) Mr. Turner and Mr. Murphy did not receive stock option grants in 1996.

FISCAL YEAR-END OPTION VALUES

    Set forth in the table below is information concerning the value of stock options held as of December 31, 1996, by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 1996.

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED     IN-THE- MONEY OPTIONS AT
                                                              OPTIONS AT YEAR-END(#)         YEAR- END($)(1)
                                                            --------------------------  --------------------------
NAME                                                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -----------  -------------  -----------  -------------
Andrew L. Turner..........................................      --            200,000    $  --        $   --
Robert A. Levin...........................................      25,000         38,000       62,500          5,625
Mark G. Wimer.............................................      25,000         38,000       62,500          5,625
Robert D. Woltil..........................................      --             25,000       --             28,125
Robert F. Murphy..........................................      --             10,000       --             40,000

------------------------

(1) Based on the closing price of the Sun Common Stock, as reported on the New York Stock Exchange, at December 31, 1996, which was $13.50 per share.

COMMITTEES OF THE BOARD

    To assist in the discharge of its responsibilities, the board of directors of Sun has established an Audit Committee and a Compensation Committee. There is no standing Nominating Committee to the board of directors. The members of these standing committees are elected by the board of directors and serve at the pleasure of the board.

    AUDIT COMMITTEE. The Audit Committee has the responsibility of making recommendations to the board concerning the engagement of Sun's independent public accountants, reviewing the overall scope and results of the annual audit and performing such functions as may be prescribed by the Board. The Audit Committee also reviews proposed audit fees, fiscal year-end audit results and the internal financial controls of Sun. The members of the Audit Committee are elected annually by the directors. During 1996, the Audit Committee was initially comprised of James R. Tolbert, III, Zev Karkomi and Lois E. Silverman. Martin G. Mand became a member of the committee in February, 1996, and John E. Bingaman became a member in June, 1996. All of these members were non-employee directors of Sun. The Audit Committee met 12 times during 1996, and each member of the Audit Committee as of the date of such meetings attended the meetings with one exception.

    COMPENSATION COMMITTEE. The Compensation Committee is authorized to review the compensation of the senior officers of Sun and to determine salaries, bonuses, stock options and any other forms of equity-based compensation, to review recommendations to the board concerning the compensation of the directors and to perform such other functions as the board may direct. The Compensation Committee also administers Sun's stock option plans. The members of the Compensation Committee are elected annually by the directors. During 1996, the Compensation Committee was initially comprised of Messrs. Bingaman, Karkomi and Woolsey. All of these members were non-employee directors of Sun. In June 1996, Messrs. Bingaman and Karkomi were replaced by Lois E. Silverman and Martin G. Mand. In 1996, the Compensation Committee held six meetings, and each member of the Compensation Committee as of the date of such meetings attended the meetings with three exceptions.

    ATTENDANCE AT MEETINGS

    During 1996, Sun's board of directors held 10 meetings by conference call or in person and took a number of actions by written consent. No director attended fewer than 90% of the total meetings of the board of directors.

    NON-EMPLOYEE DIRECTOR COMPENSATION

    All non-employee directors of Sun are entitled to receive an annual fee of $24,000, which is payable in four equal quarterly installments. In addition, each Chairperson of a committee of the board of directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. Effective after April 11, 1997 and subject to stockholder approval of the 1997 Non-employee Director Stock Plan by the stockholders of Sun, all non-employee directors and committee Chairpersons have the election of (1) receiving the entire annual retainer and, in the case of committee Chairpersons, their Chairperson fees in cash; or (2) receiving one-half of the retainer in cash and the remaining one-half in the form of restricted stock awards. If restricted stock is elected, for every dollar of cash given up, the recipient will receive restricted stock worth $1.10. The receipt of the relevant annual fee is subject to attendance by the director at no less than 75% of the total board and committee meetings for the calendar year.

    Until April 11, 1997, directors who are not employees of Sun were also entitled to receive fees of $1,200 for each board of directors meeting attended in person, $500 for each board of directors meeting attended by telephone and $500 for each committee meeting of the board of directors attended in person or by telephone, plus reimbursement of out-of-pocket expenses for attendance at such meetings. Effective after April 11, 1997, the fee for the first board of directors meeting or committee meeting attended in person by a non-employee director in a single day has been increased to $1,750. Directors are entitled to an additional $500 for each subsequent meeting attended that same day. The fees for any meetings that are attended by telephone are $500. In addition, subject to stockholder approval of the 1997 Non-employee

Director Stock Plan by the stockholders of Sun, non-employee directors already serving on the board are entitled to 4,000 shares which are to be awarded annually in the form of non-qualified stock options and 2,000 shares which are to be awarded annually in the form of restricted stock awards.

    Non-employee directors who are elected to the board for the first time or after a period of not serving on the board are entitled to 10,000 shares which are to be awarded annually in the form of non-qualified stock options and 5,000 shares which are to be awarded annually in the form of restricted stock. . At the annual meeting held in 1996, Sun's stockholders approved the 1995 Non-Employee Directors' Stock Option Plan to supersede the 1993 Non-Employee Directors' Stock Option Plan. The 1995 Non-Employee Directors' Stock Option Plan provides that each non-employee director will receive an option to purchase 5,000 shares upon his or her initial appointment to Sun's board of directors. In addition, commencing January 1, 1996, each non-employee director who has not been an employee of Sun during the previous twelve months will receive an annual option to purchase 1,000 shares, PROVIDED, that any such director who was a non-employee director prior to August 22, 1995 was not eligible to receive an annual option grant in 1996. Accordingly, Messrs. Karkomi and Bingaman, who were non-employee directors of Sun prior to August 22, 1995, did not receive an annual option grant under the 1995 Non-Employee Directors' Stock Option Plan in 1996. All options under the 1995 Non-Employee Directors' Stock Option Plan are non-qualified stock options and vest in four equal annual installments beginning on the second anniversary of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    At the beginning of the 1996 fiscal year, the Compensation Committee was comprised of three members, John E. Bingaman, R. James Woolsey and Zev Karkomi, all non-employee members of Sun's board of directors. In June 1996, following the annual meeting of stockholders, Mr. Bingaman and Mr. Karkomi were replaced by Lois E. Silverman and Martin G. Mand, also non-employee members of Sun's board of directors. None of these directors were employees of Sun.

    Sun's nursing home subsidiary, Sunrise, is a lessee or sublessee of 56 facilities from partnerships or corporations in which Mr. Karkomi is a general partner, stockholder or director. Sun also leases two facilities from Mr. Karkomi as an individual. These arrangements were entered into from February 1989 to March 1997, with varying lease terms. Approximately 50% of the facilities are under ten-year terms. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $15,451,000 in 1996. Aggregate lease installments paid since lease inception and all payments due through lease termination, together with known adjustments to those lease amounts, total approximately $216,200,000.

    Sunrise and a limited partnership in which Mr. Karkomi is a general partner entered into various agreements pursuant to which Sunrise operated a nursing facility owned by the partnership. Sunrise operated the facility as a licensee from July 1996 until September 1996. Pursuant to these agreements, the limited partnership in which Mr. Karkomi is a general partner owes Sun approximately $110,000 after receipt of a $400,000 payment in March 1997 for certain costs in excess of revenues for the period the nursing facility was operated by Sun.

    Mr. Turner guarantees Sun's obligations under the lease for a nursing home in Connecticut that is owned by Mr. Karkomi. Mr. Turner is the guarantor of subleases on four facilities in Illinois, the sublessor of which is a company co-owned by Mr. Karkomi. Mr. Karkomi's company, in turn, is the guarantor of the master lease. Mr. Turner also guarantees Sun's obligations under three facility leases in Washington.

    Sunrise is a lessee or assignee of seven facilities from partnerships in which Mr. Bingaman has an equity interest of greater than ten percent. Each of these lease arrangements was entered into prior to the closing of the acquisition of Honorcare. All of the leases commenced on July 13, 1993 and terminate in 2001. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $2,180,000 in 1996. Aggregate lease installments paid since lease inception and all payments due through lease termination, together with known adjustments to lease amounts, total approximately $16,414,000.

    Sun believes the terms of all of the foregoing transactions are as favorable to Sun as those that could have been obtained from non-affiliated parties in arm's-length transactions. However, Sun's contractual relationship with entities affiliated with members of Sun's board of directors creates the potential for conflicts of interest.

    No executive officer of Sun during the last fiscal year served as a member of a compensation committee or director of another entity in a situation in which an executive officer of such other entity served as a member of Sun's Compensation Committee.

EMPLOYMENT AGREEMENT

    Sun entered into an employment agreement dated as of June 2, 1993 with Mr. Turner (the "Employment Agreement") that initially provided Mr. Turner with an annual salary of $375,000 and an annual bonus, not exceeding $250,000 per year, pursuant to a formula established by the Compensation Committee. Mr. Turner's annual salary was increased in April 1994 to $500,000 and remained at that level for 1995 and 1996. See "Compensation Committee Report--Base Salaries." Pursuant to the Employment Agreement, Mr. Turner is restricted from disclosing confidential information that has been obtained by him or disclosed to him as a result of his employment with Sun. In addition, during the term of his employment by Sun and for a period of two years thereafter, Mr. Turner is prohibited from competing with Sun or any of its affiliates, soliciting the business of any patient or customer of Sun or any of its affiliates, and soliciting for employment any of the employees of Sun or any of its subsidiaries. The Employment Agreement provides that it terminates after the expiration of five years, upon death or total disability of Mr. Turner, upon Mr. Turner reaching mandatory retirement age under any retirement policy adopted by Sun, by mutual agreement of Mr. Turner and Sun, upon dissolution and liquidation of Sun, at Mr. Turner's election without cause upon six months' notice, or upon notice by Sun to Mr. Turner for cause.

SEVERANCE AGREEMENTS

    Sun has entered into severance agreements (the "Severance Agreements") with certain executive officers, including the Named Executive Officers. Each Severance Agreement provides that in the event of the involuntary termination of the executive, he or she will be entitled to receive any accrued but unpaid salary plus a pro rata portion of annual bonus. In addition, the executive will be entitled to a severance payment equal to two times salary at the rate in effect at the time of the executive's involuntary termination, or, in the event that such termination occurs following a change in control of Sun (as defined below), a severance payment equal to three times salary at the rate then in effect. The executive will continue to receive health and other benefits for a period of two years following his or her involuntary termination (or for a period of three years in the event that such termination occurs following a change in control of Sun). The Severance Agreements also provide for a gross-up payment to be made to the executives, if necessary to eliminate the effects of the imposition of the excise tax under Section 280G of the Code on the payments made thereunder. The Severance Agreements contain identical noncompetition and nondisclosure covenants, except that the noncompetition covenant in Mr. Turner's agreement follows the noncompetition covenant in his Employment Agreement. See "--Employment Agreement" for a description of this provision.

    For purposes of the Severance Agreements, "change in control" is generally defined as (i) the acquisition by a person or group of beneficial ownership representing 33 1/3% of Sun's then outstanding voting stock, (ii) stockholder approval of a merger or consolidation of Sun other than a merger of consolidation in which the voting securities of Sun outstanding immediately prior thereto continues to represent at least 66 2/3% of the combined voting power of the surviving entity's outstanding voting securities, (iii) under certain conditions, a change in the majority of the board of directors of Sun, or (iv) stockholder approval of a reorganization of Sun or a sale of substantially all of Sun's assets.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF PRINCIPAL MANAGEMENT

    The following table and footnotes set forth certain information regarding the beneficial ownership of Sun Common Stock as of March 31, 1997 (i) by each incumbent director, director nominee and the five executive officers named in the Summary Compensation Table herein and (ii) by all incumbent directors and executive officers of Sun as a group. Except as otherwise indicated, to the knowledge of Sun, all persons listed below have sole voting and investment power with respect to their shares of Sun Common Stock.

                                                                SHARES
                                                             BENEFICIALLY          PERCENT
NAME OF BENEFICIAL OWNER                                       OWNED(1)        OF CLASS(1)(%)
---------------------------------------------------------  -----------------  -----------------
Andrew L. Turner.........................................       6,847,002(2) 11)          14.0%

John E. Bingaman.........................................         182,500(3)          *

Zev Karkomi..............................................          83,850(4)          *

Robert A. Levin..........................................         163,000(5) 11)         *

Martin G. Mand...........................................           1,250(6)          *

Robert F. Murphy.........................................          59,000(11)         *

Warren C. Schelling......................................          63,334(7) 11)         *

Lois E. Silverman........................................           1,500(8)          *

James R. Tolbert, III....................................           1,500(8)          *

Mark G. Wimer............................................         162,000(9) 11)         *

Robert D. Woltil.........................................          79,334(10  11)         *

R. James Woolsey.........................................           1,500(8)          *

All directors and executive officers as a group (16
  persons, including those named above)(12)..............       7,709,104              16.0%

------------------------

 * Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Sun Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 1997, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Sun Common Stock beneficially owned.

 (2) Includes 153,000 shares of Sun Common Stock owned by the Turner Children's Trust and 300,000 shares of Sun Common Stock owned by the Turner Family Foundation (Mr. Turner disclaims beneficial ownership of these shares). Also includes an option to purchase 100,000 shares subject to vesting within 60 days of March 31, 1997.

 (3) Includes currently exercisable options to purchase 42,500 shares of Sun Common Stock.

 (4) Includes 200 shares owned by Mr. Karkomi's grandson. Mr. Karkomi disclaims beneficial ownership of these shares. Also includes currently exercisable options to purchase 42,500 shares of Sun Common Stock.

 (5) Consists of shares owned by Mr. Levin and his wife, as to which Mr. Levin has shared voting and investment power. Includes currently exercisable options to purchase 38,000 shares of Sun Common Stock.

 (6) Consists of currently exercisable options to purchase 1,250 shares of Sun Common Stock.

 (7) Consists of shares owned by Mr. Schelling and his wife, as to which Mr. Schelling has shared voting and investment power. Includes currently exercisable options to purchase 3,334 shares of Sun Common Stock.

 (8) Consists of currently exercisable options to purchase 1,500 shares of Sun Common Stock.

 (9) Includes currently exercisable options to purchase 38,000 shares of Sun Common Stock.

(10) Includes 5,000 shares owned by Mr. Woltil and his wife, as to which Mr. Woltil has shared voting and investment power. Also includes currently exercisable options to purchase 8,334 shares of Sun Common Stock.

(11) Includes restricted shares awarded under the Stock Incentive Plan which may be subject to a substantial risk of forfeiture. The number of restricted shares included for each executive officer listed above as having restricted shares is as follows: Mr. Turner--251,000; Mr. Levin--122,000; Mr. Murphy--59,000; Mr. Schelling--58,000; Mr. Wimer--124,000; and Mr.
    Woltil--66,000.

(12) Includes an aggregate of 281,752 shares of Sun Common Stock issuable upon the exercise of options that are currently exercisable or subject to vesting within 60 days of March 30, 1997. Also includes an aggregate of 489,000 restricted shares awarded under the Stock Incentive Plan which may be subject to a substantial risk of forfeiture.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

    The following table sets forth information with respect to each other person believed by Sun to be the beneficial owner of more than five percent of the Sun Common Stock as of March 31, 1997.

                                                                                      SHARES
                                                                                   BENEFICIALLY          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                                 OWNED(1)        OF CLASS(1)(%)
-------------------------------------------------------------------------------  -----------------  -----------------
Andrew L. Turner ..............................................................       6,847,002(2)           14.0%
  Sun Healthcare Group, Inc.
  101 Sun Lane, N.E.
  Albuquerque, New Mexico 87109

Neuberger & Berman LLC ........................................................       2,708,500(3)           5.52
  605 Third Avenue
  New York, New York 10158-3698

Sun Healthcare Group, Inc. Grantor Stock Trust ................................       3,008,958(4)           6.13
  c/o Boatmen's Trust Company
  100 North Broadway, Suite 970
  St. Louis, Missouri 63102

------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Sun Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 1997, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Sun Common Stock beneficially owned.

(2) Includes 153,000 shares of Sun Common Stock owned by the Turner Children's Trust and 300,000 shares of Sun Common Stock owned by the Turner Family Foundation (Mr. Turner disclaims beneficial ownership of these shares). Also includes an option to purchase 100,000 shares subject to vesting within 60 days of March 31, 1997. Also includes 251,000 restricted shares awarded under the Stock Incentive Plan which may be subject to a substantial risk of forfeiture.

(3) Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1997.

(4) As of March 31, 1997, the Sun Healthcare Group, Inc. Grantor Stock Trust and Boatmen's Trust Company, as Trustee, each disclaim beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Turner guarantees Sun's obligations under the lease for a nursing home in Connecticut that is owned by Mr. Karkomi. Mr. Turner is the guarantor of subleases on four facilities in Illinois, the sublessor of which is a company co-owned by Mr. Karkomi. Mr. Karkomi's company, in turn, is the guarantor of the master lease. Mr. Turner also guarantees Sun's obligations under three facility leases in Washington.

    In connection with the reorganization in April 1993 of various legal entities that became wholly owned subsidiaries of Sun and the termination of S corporation status for certain of Sun's subsidiaries, Mr. Turner and his spouse (the "Indemnitees") entered into a tax indemnity agreement (the "Tax Indemnity Agreement") with Sun and such subsidiaries. The Tax Indemnity Agreement provides that Sun and such subsidiaries will indemnify the Indemnitees from all liabilities and claims, subject to certain limitations, that the Indemnitees may sustain for payment of federal and state income taxes in connection with any tax adjustments relating to such subsidiaries when they were taxed as S corporations to the extent that Sun or such subsidiaries receive favorable tax adjustments subsequent to the years such subsidiaries were taxed as S corporations. In addition, Sundance, Sun's rehabilitation therapy subsidiary, entered into an agreement with Mr. Turner whereby Sundance agreed to change its method of accounting for income tax purposes from the cash basis to the accrual basis so as to be consistent with financial statement reporting. Pursuant thereto, Sundance approved a distribution to Mr. Turner out of its prior accumulated S corporation earnings in an amount sufficient to cover certain of his tax obligations; Sun paid $3,682,000 in 1994 and 1993 to cover such tax obligations. While Sundance and Mr. Turner believe such distribution will not be taxable to Mr. Turner, Sundance has agreed to indemnify him against any tax liability resulting from such payment.

    In April 1995, Sun paid Mr. Turner $504,884 as reimbursement for expenses incurred by him as a selling stockholder in Sun's December 1994 underwritten public offering of Common Stock.

    See "Compensation Committee Interlocks and Insider Participation" for a description of certain relationships between Sun and the members of the Compensation Committee of Sun's board of directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUN HEALTHCARE GROUP, INC.

                                By:             /s/ ANDREW L. TURNER
                                     -----------------------------------------
                                                  Andrew L. Turner
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   April 30, 1997