Form 10-Q
period 1997-03-31
SUN HEALTHCARE GROUP INC
filed 1997-05-15
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                 Yes  X                                     No

    As of May 12, 1997, there were 49,134,318 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     INDEX
                FORM 10-Q--FOR THE QUARTER ENDED MARCH 31, 1997

                           PART I. FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                            NUMBERS
                                                                                                          -----------
Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996.........................................................           3

           Consolidated Statements of Earnings
           For the three months ended March 31, 1997 and 1996...........................................           4

           Consolidated Statements of Cash Flows
           For the three months ended March 31, 1997 and 1996...........................................           5

           Notes to Consolidated Financial Statements...................................................        6-10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........       11-22

                                             PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................          23

Item 6.    Exhibits and Reports on Form 8-K.............................................................          23

Signatures..............................................................................................          24

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                                                                             (IN THOUSANDS,
                                                                                           EXCEPT SHARE DATA)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    24,866   $   14,880
  Restricted cash.....................................................................        1,660        2,236
  Accounts receivable, net of allowance for doubtful accounts of $17,220 and $16,877
    in 1997 and 1996, respectively....................................................      312,024      282,268
  Other receivables...................................................................       24,501       33,430
  Prepaids and other assets...........................................................       23,177       17,618
  Deferred tax asset..................................................................        8,175       12,716
                                                                                        -----------  ------------
    Total current assets..............................................................      394,403      363,148
                                                                                        -----------  ------------
Property and equipment, net...........................................................      542,349      305,720
Goodwill, net.........................................................................      493,635      432,505
Other assets, net.....................................................................       98,423      115,056
Deferred tax asset....................................................................        8,272       12,997
                                                                                        -----------  ------------
    Total assets......................................................................  $ 1,537,082   $1,229,426
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................  $    35,161  $    28,982
  Accounts payable....................................................................       46,636       39,180
  Accrued compensation and benefits...................................................       42,730       32,612
  Workers' compensation accrual.......................................................        8,614        7,863
  Payable to APTA shareholders........................................................      --            23,545
  Other accrued liabilities...........................................................       33,594       19,384
  Income taxes payable................................................................        1,607      --
                                                                                        -----------  ------------
    Total current liabilities.........................................................      168,342      151,566
                                                                                        -----------  ------------
Long-term debt, net of current portion................................................      754,253      483,453
Other long-term liabilities...........................................................       14,644       14,813
Deferred income taxes.................................................................       11,938        4,760
                                                                                        -----------  ------------
    Total liabilities.................................................................      949,177      654,592
                                                                                        -----------  ------------
Minority interest.....................................................................        2,572        2,697
Commitments and contingencies
Stockholders' equity:
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued.........      --           --
  Common stock of $.01 par value, authorized 100,000,000 shares, 51,160,333 and
    51,142,729 shares issued and outstanding at March 31, 1997 and December 31, 1996,
    respectively......................................................................          512          511
  Additional paid-in capital..........................................................      614,482      611,434
  Retained earnings...................................................................       38,250       22,313
  Cumulative translation adjustment...................................................          427        3,718
                                                                                        -----------  ------------
                                                                                            653,671      637,976
                                                                                        -----------  ------------
Less:
  Common stock held in treasury, at cost, 2,030,116 shares at March 31, 1997 and at
    December 31, 1996.................................................................       25,069       25,069
  Grantor stock trust, at market, 3,008,958 and 3,019,993 shares at March 31, 1997 and
    at December 31, 1996, respectively................................................       43,269       40,770
                                                                                        -----------  ------------
    Total stockholders' equity........................................................      585,333      572,137
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................  $ 1,537,082  $ 1,229,426
                                                                                        -----------  ------------
                                                                                        -----------  ------------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS,
                                                                                              EXCEPT SHARE DATA)
Total net revenues........................................................................  $  398,636  $  320,291
                                                                                            ----------  ----------

Costs and expenses:
  Operating...............................................................................     327,903     264,629
  Corporate general and administrative....................................................      18,447      14,200
  Provision for losses on accounts receivable.............................................       3,194       1,220
  Depreciation and amortization...........................................................      11,641       8,251
  Interest, net...........................................................................      11,324       6,426
                                                                                            ----------  ----------
    Total costs and expenses..............................................................     372,509     294,726
                                                                                            ----------  ----------
Earnings before income taxes..............................................................      26,127      25,565
Income taxes..............................................................................      10,190      10,226
                                                                                            ----------  ----------
  Net earnings............................................................................  $   15,937  $   15,339
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net earnings per common and common equivalent share:
  Primary.................................................................................  $     0.34  $     0.32
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Fully Diluted...........................................................................  $     0.33  $     0.31
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Weighted average number of common and common equivalent shares outstanding:
  Primary.................................................................................      46,638      47,786
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Fully Diluted...........................................................................      51,372      52,531
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................................................  $   15,937  $   15,339
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities--
    Depreciation and amortization.........................................................      11,641       8,251
    Provision for losses on accounts receivable...........................................       3,194       1,220
    Other, net............................................................................        (272)         37
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................     (25,105)    (21,021)
      Other current assets................................................................       6,730         472
      Other current liabilities...........................................................      18,924      (5,532)
      Income taxes payable................................................................       9,988       9,338
                                                                                            ----------  ----------
      Net cash provided by operating activities...........................................      41,037       8,104
                                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................................................     (13,113)     (5,443)
  Acquisitions, net of cash acquired......................................................    (166,832)    (23,603)
  Proceeds from sale and leaseback of property and equipment..............................      32,138      --
  Other assets expenditures...............................................................     (28,875)     (2,541)
                                                                                            ----------  ----------
      Net cash used for investing activities..............................................    (176,682)    (31,587)
                                                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings...............................................................     148,420      44,440
  Long-term debt repayments...............................................................      (1,630)     (2,060)
  Net proceeds from issuance of common stock..............................................         342         328
  Purchases of treasury stock.............................................................      --         (25,069)
  Other financing activities..............................................................        (120)       (100)
                                                                                            ----------  ----------
      Net cash provided by financing activities...........................................     147,012      17,539
                                                                                            ----------  ----------
Effect of exchange rate on cash and cash equivalents......................................      (1,381)        (62)
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................       9,986      (6,006)
Cash and cash equivalents at beginning of period..........................................      14,880      23,102
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   24,866  $   17,096
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest net of $535 and $1,277 capitalized during the three months ending March 31,
      1997 and 1996, respectively.........................................................  $   13,492  $    8,434
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Income taxes..........................................................................  $      202  $      888
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  The Company's acquisitions during the three months ended March 31, 1997 and 1996, involved the following:
      Fair value of assets acquired.......................................................  $  253,572  $   27,009
      Liabilities assumed.................................................................    (105,742)     (3,406)
      Cash payments made to former APTA shareholders......................................      19,192      --
      Fair value of stock and warrants issued.............................................        (190)     --
                                                                                            ----------  ----------
      Cash payments made, net of cash received from others................................  $  166,832  $   23,603
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 1997 and December 31, 1996, the consolidated results of its operations for the three month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A-1 for the year ended December 31, 1996. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

2. ACQUISITIONS

    On February 18, 1997, the Company signed definitive agreements with each of Retirement Care Associates, Inc. ("Retirement Care") and Contour Medical, Inc. ("Contour"), under which the Company agreed to acquire Retirement Care and its approximately 65% owned subsidiary, Contour. The agreements call for the Company to issue 0.6625 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement) and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company) for the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of Contour is expected to be accounted for as a purchase. Costs to be incurred in connection with these transactions are expected to be significant and will be charged against earnings of the combined company. These charges will reflect the acquisition and integration of RCA, including elimination of redundant corporate functions, severance costs related to headcount reductions, the write-off of certain intangibles and property and equipment, and transaction and other costs. These transactions are expected to close in the second half of 1997.

    On January 30, 1997, a wholly owned subsidiary of the Company acquired all of the capital stock not previously owned by the Company of Ashbourne PLC ("Ashbourne"), which as of the date of acquisition provided healthcare services to patients through 49 nursing facilities in the United Kingdom. Pursuant to the acquisition, the Company paid approximately L67,300,000 ($110,100,000) for the 70.8% of Ashbourne not previously owned by the Company. The acquisition was accounted for as a purchase and the results of operations have been included in the Company's financial statements from the date of acquisition on January 30, 1997. The fair value of assets acquired, including goodwill of approximately $28,300,000, was approximately $244,100,000 and liabilities assumed totaled approximately $94,400,000. The allocation of the purchase price is preliminary and will be finalized upon the completion of asset valuations. In addition, the Company is still evaluating certain obligations of Ashbourne prior to the merger and further adjustments may result. The effect of the acquisition of the portion of Ashbourne not previously owned is immaterial to the results of the Company and, therefore, pro forma information is not provided.

    On December 15, 1996 a wholly owned subsidiary of the Company acquired all of the capital stock of APTA Healthcare PLC ("APTA"), which, as of the date of acquisitions, provided healthcare services to

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
patients through 32 nursing facilities in the United Kingdom. During the three months ended March 31, 1997, the Company paid cash totaling approximately L11,200,000 ($19,200,000) to former stockholders of APTA and issued notes with a maturity not to exceed five years, totaling L2,500,000 ($4,000,000) as of March 31, 1997 to the remaining stockholders of APTA who elected not to receive cash as consideration.

    In addition, during the three months ended March 31, 1997, the Company acquired ownership of or leasehold rights to or the management of 7 long-term care facilities in the United Kingdom and 13 long-term care facilities in the United States. During the three months ended March 31, 1997, the Company also acquired one outpatient rehabilitation clinic in Canada, seven pharmacies in the United States and five pharmacies in the United Kingdom. The pro forma impact of the effects of these acquisitions is immaterial.

3. PROPERTY AND EQUIPMENT

    During the three months ended March 31, 1997, the Company sold four of its long-term and subacute care facilities in the United States for approximately $19,000,000 in cash and approximately $5,600,000 in assumption of debt and leased them back under fourteen year leases. Also, during the three months ended March 31, 1997, the Company, through its United Kingdom subsidiary, sold four of its long-term care facilities for approximately $13,100,000 and leased them back under twelve year leases. These transactions produced no material gain or loss.

4. COMMITMENTS

    (a) CONSTRUCTION COMMITMENTS

    As of March 31, 1997, the Company had capital commitments of approximately $10,400,000 including various contracts related to improvements to existing facilities in the United States and capital commitments of approximately L13,700,000 ($22,400,000 as of March 31, 1997) including various contracts related to the development, construction and completion of nine new long-term care facilities in the United Kingdom.

    (b) FINANCING COMMITMENTS

    The Company has agreed to lend $47,000,000 through a revolving subordinated credit agreement ("Revolving Credit Agreement") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. The Company intends to finance its $47,000,000 obligation from borrowings under its revolving credit facility and working capital. The Company's obligation to make advances under the Revolving Credit Agreement are subject to certain conditions including availability of mortgage financing for 50% of the cost of each project and approval of each project by the Company. At March 31, 1997, eight assisted living facilities were under development which would require funding by the Company totaling approximately $40,800,000, of which $16,636,000 had been advanced. The developer is in the process of obtaining mortgage financing. The Company's advances under the Revolving Credit Agreement will be subordinate to the mortgage financing. If mortgage financing is not obtained, the Company will be obligated to fund 100% of these eight projects for approximately $86,700,000. A subsidiary of the Company's has an option to purchase each assisted living facility after it becomes operational.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

5. STOCK INCENTIVE PLANS

    (a) 1997 STOCK INCENTIVE PLAN

    In the first quarter of 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). Awards made under the Plan may be in the form of stock options, stock appreciation rights, stock awards, performance share awards, or other stock-based awards. The Plan is intended to replace the Company's existing stock option plans for executives, and awards currently outstanding under those plans were not affected. The Plan reserves 4,500,000 shares for awards. In the first quarter of 1997, the Company awarded an aggregate of 776,000 shares of restricted stock to nine senior executives, which will be expensed over the vesting period. Approximately 105,000 of the restricted shares vested immediately. The remaining restricted stock awards vest ratably over the remaining four to five years. These restricted stock awards are subject to a substantial risk of forfeiture and are subject to defeasance if the Plan is not approved by the Company's stockholders.

    (b) 1997 NON-EMPLOYEE DIRECTORS' STOCK PLAN

    In April 1997, the Board of Directors adopted the 1997 Non-Employee Directors' Stock Plan (the "Director Plan"). Awards made under the Director Plan may be in the form of stock options or stock awards. The Director Plan is intended to replace the Company's existing stock option plans for non-employee directors, and awards currently outstanding under those plans were not affected. The Directors Plan reserves 400,000 shares for awards. There have been no grants awarded as of May 14, 1997.

6. NET EARNINGS PER SHARE

    Net earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of incremental shares of common stock contingently issuable upon exercise of stock options.

    Fully diluted net earnings is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of January 1, 1996. Net earnings is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits.

7. OTHER EVENTS

    (a) GOVERNMENT INVESTIGATION

    The Company is the subject of a pending Federal investigation by the United States Department of Health and Human Services' Office of Inspector General ("OIG") and the United States Department of Justice. At this time, the Company understands that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for concurrent therapy services and whether it provided unnecessary or unordered services to residents of skilled nursing facilities. The Company understands that the investigation also includes a review of whether its long-term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

    The Company is unable to determine at this time when the investigation will be concluded or what its precise scope might be. If there have been improper practices or the investigation is broader in scope than the Company currently understands it to be, depending on the nature and extent of such impropriety, the

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

7. OTHER EVENTS (CONTINUED)
investigation could result in the imposition of civil, administrative, or criminal fines, penalties, or restitutionary relief, and may have a negative impact on the Company. Based on its current understanding of the investigation, however, the Company does not believe that the outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations.

    (b) LITIGATION

    On June 30, 1995, two civil class complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995, or who exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the United States Department of Health and Human Services' Office of Inspector General ("OIG") investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    In October 1996, the Company reached an agreement in principle to settle these class action lawsuits for $24,000,000 which the Company funded in the fourth quarter of 1996. On May 5, 1997, the Court entered an order approving the settlement and dismissing the litigation. In March 1997, the Company received $9,000,000 from its director and officer liability insurance carrier for its claim submitted in connection with the settlement.

    On or about January 23, 1996, two former stockholders of SunCare filed a lawsuit (the "SunCare Litigation" formerly defined as the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which Sun agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss. The Company believes it has meritorious defenses to the SunCare Litigation. There can be no assurance that the SunCare Litigation will not have an impact on the Company's accounting for the merger.

    The Company believes the SunCare Litigation will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of the SunCare Litigation in any reporting period could have a material adverse impact on the Company's results of operations for that period.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

8. SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Convertible Subordinated Debentures and the 11 3/4% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Current assets.........................................................................  $   94,233   $  103,269
Noncurrent assets......................................................................     419,392      429,555
Current liabilities....................................................................      28,571       10,410
Noncurrent liabilities.................................................................      76,591       83,370
Due to parent..........................................................................     140,076      163,940

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Net revenues..............................................................................  $  121,359  $  116,814
Costs and expenses........................................................................     116,128     108,926
                                                                                            ----------  ----------
Earnings before intercompany charges and income taxes.....................................       5,231       7,888
Intercompany charges (1)..................................................................      16,355      11,780
                                                                                            ----------  ----------
Earnings (loss) before income taxes.......................................................     (11,124)     (3,892)
Income taxes (benefit)....................................................................      (4,407)       (847)
                                                                                            ----------  ----------
Net earnings (loss).......................................................................  $   (6,717) $   (3,045)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $7,568,000 and $6,946,000 for the three months ended March 31, 1997 and 1996, respectively. Royalty fees charged to Mediplex for the three months ended March 31, 1997 and 1996 for the use of Sun trademarks were $1,739,000 and $1,603,000, respectively. Intercompany interest charged to Mediplex for the three months ended March 31, 1997 and 1996 for advances from Sun was $7,048,000 and $3,231,000, respectively.

9. SUBSEQUENT EVENTS

    In May 1997, the Company announced its intent to sell and divest itself of its outpatient rehabilitation clinics in the United States, as well as Columbia Health Care Inc., the Company's Canadian outpatient rehabilitation therapy subsidiary. The sale of these operations is expected to close during the second half of 1997 and to result in no material gain or loss.

    In April 1997, the Company acquired the operations of thirteen long-term care facilities which had previously been managed by the Company since the third quarter of 1996, for a purchase price of $12,572,000 including the assumption of certain lease obligations and of $10,722,000 in debt. In addition, the Company has loaned approximately $14,800,000 to the former operators of these facilities.

ITEM 2.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company, through its direct and indirect subsidiaries (hereinafter collectively referred to as "the Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term care and subacute care services and outpatient therapy services are provided through affiliated facilities. Therapy services and pharmaceutical services are provided in both affiliated and nonaffiliated facilities located in the United States. The Company also provides long-term care and pharmaceutical services in the United Kingdom.

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

    The Company's results of operations for the three months ended March 31, 1997 and 1996 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations.

    At March 31, 1997, the Company operated 173 facilities with 20,707 licensed beds in the United States and 131 facilities with 7,531 licensed beds in the United Kingdom.

    In February 1997, the Company agreed to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers, and its approximately 65% owned subsidiary, Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. In addition, the Company agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interest and the acquisition of Contour is expected to be accounted for as a purchase. These transactions are expected to close in the second half of 1997.

    At March 31, 1996, the Company operated 132 facilities with 16,063 licensed beds in the United States and 32 facilities with 1,635 licensed beds in the United Kingdom. Between March 31, 1996 and March 31, 1997, the Company acquired 43 facilities in the United States and 94 facilities in the United Kingdom, resulting in a total increase of 4,952 and 5,597 licensed beds in the United States and United Kingdom, respectively. This increase reflects the Company's acquisition of the 70.8% of Ashbourne PLC ("Ashbourne") not previously owned by the Company on January 30, 1997. The results of operations of Ashbourne have been included in the results of operations from the date of acquisition. At the date of acquisition, Ashbourne operated 49 nursing and residential support facilities with 3,613 licensed beds in the United Kingdom. This increase also reflects the Company's acquisition of APTA Healthcare PLC ("APTA") in December 1996, an operator of 32 nursing and residential support facilities with 1,264 licensed beds in the United Kingdom. In addition, between March 31, 1996 and March 31, 1997 the Company developed and opened one and five facilities with a total of 154 and 299 licensed beds in the United States and United Kingdom, respectively.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, the provision of respiratory care, and the distribution of related equipment and supplies. As of March 31, 1997, the Company provided its therapy services to 789 nonaffiliated facilities, an increase of 125 facilities from the 664 nonaffiliated facilities serviced at March 31, 1996.

    The Company's temporary therapy staffing service operations had 22 and 19 division offices at March 31, 1997 and 1996, respectively. During the three months ended March 31, 1997, the Company provided a total of 671,000 temporary therapy staffing hours to nonaffiliates, an increase of 126,000 hours from the 545,000 nonaffiliated temporary therapy staffing hours provided during the three months ended March 31, 1996.

    The Company's pharmaceutical service operations include the provision of pharmaceuticals and the distribution of related supplies. As of March 31, 1997, the Company operated twenty regional pharmacies, four in-house long-term care pharmacies, one supply distribution center and one pharmaceutical billing and consulting center. As of March 31, 1996, the Company operated thirteen regional pharmacies, one in-house long-term care pharmacy, and one pharmaceutical billing and consulting center.

    The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, include the provision of outpatient therapy services in Canada through the Company's acquisition of Columbia Health Care Inc. ("Columbia") in 1995 and pharmaceutical services in the United Kingdom. In May 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as the United States. The sale of these operations is expected to close during the second half of 1997. The Company also operates eleven pharmacies and one supply distribution center in the United Kingdom.

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Long-term and Subacute Care Facility Operations:
  Long-term and subacute care facilities:
    Domestic operations (including managed facilities).........................................        173        132
    Foreign operations.........................................................................        131         32
                                                                                                 ---------  ---------
      Total....................................................................................        304        164
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Licensed beds:
    Domestic operations (including managed facilities).........................................     20,707     16,063
    Foreign operations.........................................................................      7,531      1,635
                                                                                                 ---------  ---------
      Total....................................................................................     28,238     17,698
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

Therapy Service Operations:
  Nonaffiliated facilities served..............................................................        789        664
  Affiliated facilities served.................................................................        163        128
                                                                                                 ---------  ---------
      Total....................................................................................        952        792
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

  Temporary Therapy Staffing Service Operations:
    Hours billed to nonaffiliates (in thousands)...............................................        671        545
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

  Pharmaceutical Operations:
    Nonaffiliated facilities served............................................................        364        276
    Affiliated facilities served...............................................................        118        106
                                                                                                 ---------  ---------
      Total....................................................................................        482        382
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                       ----------------------------------------------------
                                                                                 1997                       1996
                                                                       -------------------------  -------------------------
Long-term and subacute care services.................................  $  239,289          60%    $  205,528          64%
Therapy services to nonaffiliates....................................      65,424          16         52,648          16
Foreign operations...................................................      37,773          10         11,634           4
Temporary therapy staffing services to nonaffiliates.................      32,945           8         26,037           8
Pharmaceutical services to nonaffiliates.............................      20,721           5         16,117           5
Ambulatory surgery...................................................      --                          6,868           2
Management fees and other............................................       2,484           1          1,459           1
                                                                       ----------         ---     ----------         ---
  Total net revenues.................................................  $  398,636         100%    $  320,291         100%
                                                                       ----------         ---     ----------         ---
                                                                       ----------         ---     ----------         ---

    Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $34,020,000 and $26,666,000 for the three months ended March 31, 1997 and 1996, respectively. Revenues for pharmaceutical services provided to affiliated facilities were $5,973,000 and $4,817,000 for the three months ended March 31, 1997 and 1996, respectively.

    The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                 ------------------------
                                                                                                    1997         1996
                                                                                                 -----------  -----------
Total net revenues.............................................................................        100%         100%
                                                                                                       ---          ---
Costs and expenses:
  Operating....................................................................................       82.3         82.6
  Corporate general and administrative.........................................................        4.6          4.4
  Provision for losses on accounts receivable..................................................        0.8          0.4
  Depreciation and amortization................................................................        2.9          2.6
  Interest, net................................................................................        2.8          2.0
                                                                                                       ---          ---
    Total costs and expenses...................................................................       93.4         92.0
                                                                                                       ---          ---
Earnings before income taxes...................................................................        6.6          8.0
Income taxes...................................................................................        2.6          3.2
                                                                                                       ---          ---
Net earnings...................................................................................        4.0%         4.8%
                                                                                                       ---          ---
                                                                                                       ---          ---

    The results of the Company's ambulatory surgery operations are immaterial to the Company's consolidated results and, therefore, this discussion excludes the Company's ambulatory surgery operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    Total net revenues for the three months ended March 31, 1997 increased 24% from $320,291,000 for the three months ended March 31, 1996 to $398,636,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $205,528,000 for the three months ended March 31, 1996 to $239,289,000 for the three months ended March 31, 1997, a

16% increase. Approximately $24,186,000 or 72% of this increase results from 31 facilities acquired or opened since December 31, 1995. The remaining net revenue increase of $15,583,000, after considering a decrease in net revenues of approximately $6,008,000 relating to three facilities sold during 1996, is primarily attributable to an increase in revenue per patient day since December 31, 1995 on a same facility basis for the 128 facilities in operation all of fiscal year 1996 and the three months ended March 31, 1997. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

    Net revenues from therapy services to nonaffiliated facilities increased 24% from $52,648,000 for the three months ended March 31, 1996, to $65,424,000 for the three months ended March 31, 1997 primarily as a result of an increase in the number of nonaffiliated facilities served from 664 facilities at March 31, 1996 to 789 facilities at March 31, 1997.

    Net revenues from foreign operations increased 225% from $11,634,000 for the three months ended March 31, 1996 to $37,773,000 for the three months ended March 31, 1997. Approximately $22,184,000 or 85% of this increase was the result of increased net revenues from the long-term care operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne on January 30, 1997 and APTA during December 1996, which combined, added approximately $18,089,000 of net revenues during the three months ended March 31, 1997.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 27% from $26,037,000 for the three months ended March 31, 1996 to $32,945,000 for the three months ended March 31, 1997 primarily as a result of an increase in service hours billed to nonaffiliates from 545,000 hours in the three months ended March 31, 1996 to 671,000 hours in the three months ended March 31, 1997. The increase in service hours billed was primarily attributable to new offices established through acquisitions.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 29% from $16,117,000 for the three months ended March 31, 1996 to $20,721,000 for the three months ended March 31, 1997. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 276 at March 31, 1996 to 364 at March 31, 1997. The increase in nonaffiliated facilities served was the result of the opening and acquisition of eight regional pharmacies since December 31, 1995 and the increase in the number of nonaffiliated facilities served by pharmacies open prior to January 1, 1996.

    Operating expenses, which includes rent expense of $27,648,000 and $21,473,000 for the three months ended March 31, 1997 and 1996, respectively, increased 24% from $264,629,000 for the three months ended March 31, 1996 to $327,903,000 for the three months ended March 31, 1997. The increase resulted primarily from the net increase of 62 leased or owned facilities during the year ended December 31, 1996 and an additional 69 leased or owned facilities during the three months ended March 31, 1997 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues decreased from 82.6% for the three months ended March 31, 1996 to 82.3% for the three months ended March 31, 1997. The decrease of operating expenses as a percentage of net revenues was primarily due to the acquisitions of Ashbourne and APTA whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. In addition, the decrease is offset by 14 newly opened facilities in the United Kingdom opened during the previous twelve months, which, during the start-up period, have experienced lower operating margins as the Company implements its operating strategies.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 30% from $14,200,000 for the three months ended March 31, 1996 to $18,447,000 for the three months ended March 31, 1997. As a percentage of net revenues, corporate general and administrative expenses increased from 4.4% for the three months ended March 31, 1996 to 4.6% for the three months ended March 31, 1997. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies. The increase was also due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities in California for which the Company entered into a management agreement during the third quarter of 1996. The Company acquired the operations of thirteen of these facilities during the second quarter of 1997.

    The provision for losses on accounts receivable increased 162% from $1,220,000 for the three months ended March 31, 1996 to $3,194,000 for the three months ended March 31, 1997. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the three months ended March 31, 1996 to 0.8% for the three months ended March 31, 1997. In the second half of 1996, the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see "Liquidity and Capital Resources").

    Depreciation and amortization increased 41% from $8,251,000 for the three months ended March 31, 1996 to $11,641,000 for the three months ended March 31, 1997. As a percentage of net revenues, depreciation and amortization expense increased from 2.6% for the three months ended March 31, 1996 to 2.9% for the three months ended March 31, 1997, respectively. The increase is primarily due to the assets acquired by the Company, including goodwill, of Ashbourne acquired during the first quarter of 1997 and APTA acquired during the fourth quarter of 1996.

    Net interest expense increased 76% from $6,426,000 for the three months ended March 31, 1996 to $11,324,000 for the three months ended March 31, 1997. The increase was primarily due to interest expense related to capital leases assumed by the Company during the Company's acquisitions of Ashbourne and APTA. The increase was also related to borrowings associated with the acquisitions of Ashbourne and APTA, the repurchase of 2,030,116 shares of the Company's outstanding common stock during the first quarter of 1996 and the purchase of a 9.9% interest in OmniCell Technologies, Inc. ("OmniCell") during the second quarter of 1996. Each of these acquisitions was financed by borrowings under the Company's revolving credit facility. As a percentage of net revenues, interest expense increased from 2.0% for the three months ended March 31, 1996 to 2.8% for the three months ended March 31, 1997.

    The Company's effective tax rate was 39% for the three months ended March 31, 1997 and was 40% for the three months ended March 31, 1996. The decrease in the effective tax rate was due to a lower tax rate in the United Kingdom and a more favorable mix of state income in the United States than in the prior year.

    Net earnings were $15,937,000 for the three months ended March 31, 1997 as compared to net earnings of $15,339,000 for the three months ended March 31, 1996. As a percentage of net revenues, net earnings were 4.0% for the three months ended March 31, 1997, as compared to 4.8% for the three months ended March 31, 1996. The decrease was primarily due to the increased costs and lower margins from the Company's nursing home operations in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company had working capital of $226,061,000, including cash and cash equivalents of $24,866,000, as compared to working capital of $211,582,000, including cash and cash equivalents of $14,880,000 at December 31, 1996. For the three months ended March 31, 1997, net cash provided by operations was $41,037,000 compared to net cash provided by operations for the three months ended March 31, 1996 of $8,104,000. The net cash provided by operations for the three months ended March 31, 1997 reflects the Company's growth in net earnings, reduced Federal and state tax payments due to realization of certain deferred tax assets, receipt of $9,000,000 from the Company's director and officer liability insurance carrier, and timing of payment of certain obligations of the Company. This was offset by the net cash used for operations to fund an increase in accounts receivable (as discussed below).

    The Company's accounts receivable have increased since January 1, 1997. Accounts receivable increased in part because of the growth in the therapy and pharmaceutical services businesses since January 1, 1997; however, accounts receivable for rehabilitation services to nonaffiliates have increased by $12,008,000 since December 31, 1996 to $90,841,000 at March 31, 1997, and
continue to increase disproportionately to the growth in net revenues of that line of business. Collections of therapy services receivables from nonaffiliated facilities have slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of such facilities' therapy claims. As a result, the Company has increased its provision for losses on accounts receivable and incurred additional borrowing costs (see "Results of Operations").

    Other significant operating uses of cash for the three months ended March 31, 1997 were payments of $14,027,000 for interest and net payments totaling $202,000 for income taxes.

    In October 1996, the Company reached an agreement in principle to settle certain class action lawsuits for $24,000,000 which the Company funded in the fourth quarter of 1996. On May 5, 1997, the Court entered an order approving the settlement and dismissing the litigation. In March 1997, the Company received $9,000,000 from its director and officer liability insurance carrier for its claim submitted in connection with the settlement. In addition, the Company accrued additional charges and expenses of $4,250,000 in 1996 and $5,505,000 in 1995 related to monitoring and responding to the continuing OIG investigation and responding to the shareholder litigation matters. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation"). As of March 31, 1997, an accrual of $4,200,000 related to the previously recorded charges and expenses remained.

    The Company incurred $13,113,000 and $5,443,000 in capital expenditures during the three months ended March 31, 1997 and 1996, respectively. Substantially all such expenditures during the three months ended March 31, 1997 were for the continued development and construction of one facility in the United States and eight new facilities in the United Kingdom, and routine capital expenditures. These expansions were financed through borrowings under the Company's revolving credit facility. The Company had capital expenditure commitments, as of March 31, 1997, under various contracts, including approximately $10,400,000 in the United States and L13,700,000 ($22,400,000 as of March 31, 1997) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete nine facilities in the United Kingdom.

    The Company paid $166,832,000 and $23,603,000 for acquisitions during the three months ended March 31, 1997 and 1996, respectively. This includes $110,100,000 and $11,200,000 of cash paid by the Company during the three months ended March 31, 1997 to former stockholders of Ashbourne and APTA, respectively. In addition, the Company issued L2,500,000 ($4,000,000 as of March 31, 1997) of notes, with a maturity not to exceed five years, to former stockholders of APTA who elected not to receive cash as consideration. In addition, during the three months ended March 31, 1997, the Company acquired the operations of nine long-term care and assisted living facilities for $12,000,000 plus the assumption of all the facilities' leases. In connection with this acquisition, the Company agreed to provide financing of $5,800,000 to the owner of the nine facilities for expansion of certain of the facilities. Both acquisitions were funded by borrowings under the Company's revolving credit facility. During the three months ended March 31, 1997, the Company also acquired the ownership of, the leasehold rights to, or the management of 56 long-term care facilities in the United Kingdom, including 49 long-term care facilities acquired in the acquisition of Ashbourne, and 13 long-term care facilities in the United States. During the three months ended March 31, 1997, the Company also acquired or opened seven pharmacies in the United States, five pharmacies in the United Kingdom, and one outpatient rehabilitation clinic in Canada.

    In April 1997, the Company acquired the operations of thirteen long-term care facilities which had previously been managed by the Company since the third quarter of 1996 for a purchase price of

$12,572,000, including the assumption of certain obligations and of $10,722,000 in long-term debt. In addition, the Company has loaned approximately $14,800,000 to the former operators of these facilities.

    On February 18, 1997, the Company signed definitive agreements with each of Retirement Care and Contour, under which the Company agreed to acquire Retirement Care and its approximately 65% owned subsidiary, Contour. The agreements call for the Company to issue 0.6625 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement) and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company) for the remaining 35% of Contour not presently owned by Retirement Care. Costs to be incurred in connection with these transactions are expected to be significant and will be charged against the earnings of the combined company. These charges will reflect the acquisition and integration of RCA, including elimination of redundant corporate functions, severance costs related to headcount reductions, the write-off of certain intangibles and property and equipment, and transaction and other costs. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of Contour is expected to be accounted for as a purchase.

    The Company conducts business outside of the United States, in the United Kingdom and in Canada. The foreign operations account for 10% and 4% of the Company's total net revenues during the three months ended March 31, 1997 and the year ended December 31, 1996, respectively, and 20% of the Company's consolidated total assets as of March 31, 1997. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

    During the three months ended March 31, 1997, the Company sold four of its long-term and subacute care facilities in the United States for approximately $19,000,000 in cash and approximately $5,600,000 in assumption of debt and leased them back under fourteen year leases. Also, during the three months ended March 31, 1997, the Company, through its United Kingdom subsidiary, sold four of its long-term care facilities for approximately $13,100,000 and leased them back under twelve year leases.

    The Company has agreed to lend $47,000,000, through a revolving subordinated credit agreement ("Revolving Credit Agreement") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. The Company intends to finance its $47,000,000 obligation from borrowings under its revolving credit facility and working capital. The Company's obligation to make advances under the Revolving Credit Agreement are subject to certain conditions including availability of mortgage financing for 50% of the cost of each project and approval of each project by the Company. At March 31, 1997, eight assisted living facilities were under development which would require funding by the Company totaling approximately $40,800,000, of which $16,636,000 had been advanced. The developer is in the process of obtaining mortgage financing. The Company's advances under the Revolving Credit Agreement will be subordinate to the mortgage financing. If mortgage financing is not obtained, the Company will be obligated to fund 100% of these eight projects for approximately $86,700,000. A subsidiary of the Company has an option to purchase each assisted living facility after it becomes operational.

    At March 31, 1997, the Company had, on a consolidated basis, $789,414,000 of outstanding indebtedness, including $420,900,000 of indebtedness under its $490,000,000 revolving credit facility (the "Credit Facility"). The Company also had $24,642,000 of outstanding standby letters of credit under the Credit Facility as of March 31, 1997.

    The Company's ongoing capital requirements relate to the costs associated with its facilities under construction, routine capital expenditures, advances under the Revolving Credit Agreement, potential acquisitions and implementation of growth strategies.

    The Company believes that its current borrowing capacity under its Credit Facility and cash from operations will be sufficient to satisfy its working capital needs, facilities under construction, routine capital expenditures, advances under the Revolving Credit Agreement, current debt service obligations and to fund potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under the Credit Facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations, (iii) the availability of leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of securities in the public or private capital markets. However, there can be no assurance that the Company may not require additional sources of financing in the next twelve months, particularly in order to fulfill existing construction commitments or to pursue acquisitions requiring significant cash consideration. Even if the Company does not have an immediate need for additional financing, it may seek to access the public or private capital markets if it believes that conditions are favorable. However, the Company's access to the public or private markets may be adversely affected by the status of the OIG investigation. In addition, such acquisitions or additional financing may require approval of various lenders under the Company's Credit Facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services. The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. The Company's results of operations would be materially and adversely effected if the amount actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving reimbursement from intermediaries.

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

    The Company has learned that a fiscal intermediary and a Medicaid agency in one of the states in which the Company operates may be examining cost reports filed by a predecessor operator of several facilities acquired in the Mediplex acquisition. If, as a result of any such examination, it is concluded that overpayments to the predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for any such overpayments. However, at this time the Company is unable to predict the outcome of any such examination.

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

    In 1993, the Health Care Financing Administration ("HCFA") issued a directive to fiscal intermediaries that administer the Medicare reimbursement policies to review costs incurred by providers of occupational therapy and speech therapy provided by contract suppliers such as the Company's rehabilitation therapy subsidiary. Although HCFA has published salary equivalency guidelines for contract physical therapy and respiratory therapy, guidelines for occupational therapy and speech therapy have not yet been published in final form. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles. On March 28, 1997, HCFA proposed salary equivalency guidelines for speech and occupational therapy. In addition, HCFA proposed revised salary equivalency guidelines for physical and respiratory therapies. Implementation of the proposed guidelines by HCFA could directly or indirectly limit the reimbursement the Company and its customers receive for certain therapy services on a prospective basis. If the proposals are adopted as proposed, any resulting limitation on reimbursements could have a material adverse effect on the Company's financial condition and results of operations. Additionally, if the proposed guidelines are adopted, it could have an adverse effect on the cash flow of the facilities to whom the Company provides services; thereby potentially adversely affecting the collectibility of amounts owed to the Company.

    In 1995, and periodically since then, HCFA has provided information to intermediaries for their use in determining reasonable costs for occupational and speech therapy. The information set forth in such directives, although not intended to impose limits on reasonable costs for speech therapy and occupational therapy, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. If salary equivalency guidelines such as the ones discussed above are implemented, these directives will become obsolete because Medicare will not pay any amount in excess of that permitted under the salary equivalency guidelines for cost reporting periods beginning thereafter. In addition, some intermediaries also require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. Accordingly, the "prudent buyer" analyses could result in lower reimbursement rates and a corresponding decrease in net revenues of the Company. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. An adjustment of reimbursement rates with respect to therapy services provided to nonaffiliated facilities could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. The Company derives a significant percentage of its net earnings from the provision of therapy services; a change in reimbursement rates resulting from implementation of this directive or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse affect on the Company's financial condition and results of operations, depending on the rates adopted, the Company's costs for providing these services, and customers' ability to pay for prior and continuing services.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Company-operated facilities. These related party regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company-operated facilities at the rates applicable to services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, the final determination of the appropriate threshold to satisfy the "substantial portion" requirement have varied.

    The Company's net revenues from rehabilitation therapy services provided to nonaffiliated facilities represented 66%, 66% and 64% of total rehabilitation services net revenues for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 62%, 55% and 64% of total respiratory therapy services net revenues for the three months ended March 31, 1997 and the year ended December 31, 1996 and the period from the date of acquisition of SunCare on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of SunCare on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78% of total pharmaceutical services revenues for the three months ended March 31, 1997, and the years ended December 31, 1996 and 1995. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which Sun's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

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

    It is the policy of the Company to comply with all applicable laws and regulations, and the Company believes that its subsidiaries are in substantial compliance with all material laws and regulations which are applicable to their businesses. However, given the extent to which the interpretation and implementation of applicable laws and regulations varies and the lack of clear guidance in the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries. In addition, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, adminstrative, or criminal fines, penalties or restitutionary relief.

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

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began investigating and initiated a hearing as to whether Medicaid cost reports for 1993 and 1994 submitted to the DSS by the Company's long-term care subsidiary contained false and misleading fiscal information. Based on its current understanding of the investigation, the Company believes the investigation will not have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward looking and could be affected by a number of factors, including factual findings and interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other regulatory authorities.

LITIGATION

    On June 30, 1995, two civil class complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995, or who exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to a merger agreement between CareerStaff and the Company. The Complaint alleges that defendants misrepresented or failed to disclose material facts about the United States Department of Health and Human Services' Office of Inspector General ("OIG") investigation and about the Company's operations and financial results, which plaintiffs contend artifically inflated the price of the Company's securities.

    In October 1996, the Company reached an agreement in principle to settle these class action lawsuits for $24,000,000 which the Company funded in the fourth quarter of 1996. On May 5, 1997, the Court entered an order approving the settlement and dismissing the litigation. In March 1997, the Company received $9,000,000 from its director and officer liability insurance carrier for its claim submitted in connection with the settlement.

    On or about January 23, 1996, two former stockholders of SunCare filed a lawsuit (the "SunCare Litigation" previously defined as the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss. The Company believes it has meritorious defenses to the SunCare Litigation. There can be no assurance that the SunCare Litigation will not have an impact on the Company's accounting for the merger.

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

    The Company believes the SunCare Litigation and the derivative action will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the SunCare Litigation and the derivative action are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently filed complaints and the outcome of the OIG investigation and all factors that could affect that outcome.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   (10.1)  Sun 1997 Stock Incentive Plan

   (10.2)  Sun 1997 Non-Employee Directors' Stock Plan

   (10.3)  Lease Agreement for Casa Loma Convalescent Center dated as of February 24, 1997, by and between Idaho Associates, LLC ("Lessor") and Sunrise Healthcare
           Corporation ("Lessee").

   (11.1)  Computation of Earnings per Share

    (27)   Financial Data Schedule

(b) Reports on Form 8-K

    Report dated January 30, 1997, filed February 14, 1997 and filed as amended on April 14, 1997 reporting the acquisition of Ashbourne PLC.

    Report dated February 17, 1997 and filed February 24, 1997 reporting the Company's signing of definitive agreements with Retirement Care Associates, Inc. ("Retirement Care") and Contour Medical, Inc. ("Contour") under which the Company agreed to purchase Retirement Care and its 65% owned subsidiary Contour.

    Report dated May 5, 1995 and filed March 28, 1997 which included the financial statements of Golden Care, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUN HEALTHCARE GROUP, INC.

Date: May 14, 1997              By:             /s/ ROBERT D. WOLTIL*
                                     ------------------------------------------
                                                  Robert D. Woltil
                                             PRINCIPAL FINANCIAL OFFICER

*Signing on the behalf of the Registrant and as principal financial officer.