Form 10-Q
period 1997-06-30
SUN HEALTHCARE GROUP INC
filed 1997-08-14
CIK 904978

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
      (State of          (I.R.S. Employer
   Incorporation)       Identification No.)

                            ------------------------

                                101 SUN LANE, NE
                         ALBUQUERQUE, NEW MEXICO 87109
                                 (505) 821-3355
                  (Address and telephone number of Registrant)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes _X_ No ____

    As of August 7, 1997, there were 49,348,388 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     INDEX
                 FORM 10-Q--FOR THE QUARTER ENDED JUNE 30, 1997

                                                                                                     PAGE NUMBERS
                                                                                                     -------------
                                          PART I. FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets
              June 30, 1997 and December 31, 1996..................................................              1

              Consolidated Statements of Earnings
              For the three months ended June 30, 1997 and 1996....................................              2

              Consolidated Statements of Earnings
              For the six months ended June 30, 1997 and 1996......................................              3

              Consolidated Statements of Cash Flows
              For the six months ended June 30, 1997 and 1996......................................              4

              Notes to Consolidated Financial Statements...........................................         5 - 12

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations.........................................................................        13 - 28

                                            PART II. OTHER INFORMATION

Item 1.       Legal Proceedings....................................................................             29

Item 6.       Exhibits and Reports on Form 8-K.....................................................             29

Signatures.........................................................................................             30

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                          ---------  ------------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                                SHARE DATA)
                                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $   8,045   $   14,880
  Restricted cash.......................................................................      1,666        2,236
  Accounts receivable, net of allowance for doubtful accounts of $19,509 and $16,877 in
    1997 and 1996, respectively.........................................................    348,086      282,268
  Other receivables.....................................................................     14,323       33,430
  Prepaids and other assets.............................................................     25,906       17,618
  Deferred tax asset....................................................................      8,717       12,716
                                                                                          ---------  ------------
    Total current assets................................................................    406,743      363,148
                                                                                          ---------  ------------
Property and equipment, net.............................................................    544,211      305,720
Goodwill, net...........................................................................    520,741      432,505
Other assets, net.......................................................................    124,634      115,056
Deferred tax asset......................................................................      7,858       12,997
                                                                                          ---------  ------------
    Total assets........................................................................  $1,604,187  $1,229,426
                                                                                          ---------  ------------
                                                                                          ---------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................................................  $  46,973   $   28,982
  Accounts payable......................................................................     43,506       39,180
  Accrued compensation and benefits.....................................................     45,840       32,612
  Workers' compensation accrual.........................................................      9,435        7,863
  Payable to APTA shareholders..........................................................     --           23,545
  Other accrued liabilities.............................................................     41,801       19,384
  Income taxes payable..................................................................      8,138       --
                                                                                          ---------  ------------
    Total current liabilities...........................................................    195,693      151,566
                                                                                          ---------  ------------
Long-term debt, net of current portion..................................................    772,021      483,453
Other long-term liabilities.............................................................     13,568       14,813
Deferred income taxes...................................................................     12,143        4,760
                                                                                          ---------  ------------
    Total liabilities...................................................................    993,425      654,592
                                                                                          ---------  ------------
Minority interest.......................................................................      2,386        2,697

Commitments and contingencies

Stockholders' equity:
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued...........     --           --
  Common stock of $.01 par value, authorized 100,000,000 shares, 51,271,837 and
    51,142,729 shares issued and outstanding at June 30, 1997 and December 31, 1996,
    respectively........................................................................        513          511
  Additional paid-in capital............................................................    635,007      611,434
  Retained earnings.....................................................................     56,072       22,313
  Cumulative translation adjustment.....................................................      4,235        3,718
                                                                                          ---------  ------------
                                                                                            695,827      637,976
                                                                                          ---------  ------------
Less:
  Common stock held in treasury, at cost, 2,030,116 shares as of June 30, 1997 and
    December 31, 1996...................................................................     25,069       25,069
  Grantor stock trust, at market, 2,997,319 and 3,019,993 shares as of June 30, 1997 and
    December 31, 1996, respectively.....................................................     62,382       40,770
                                                                                          ---------  ------------
    Total stockholders' equity..........................................................    608,376      572,137
                                                                                          ---------  ------------
    Total liabilities and stockholders' equity..........................................  $1,604,187  $1,229,426
                                                                                          ---------  ------------
                                                                                          ---------  ------------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                                 SHARE DATA)
Total net revenues........................................................................  $  447,545  $  325,452
                                                                                            ----------  ----------
Costs and expenses:
  Operating...............................................................................     366,885     267,233
  Corporate general and administrative....................................................      20,999      14,978
  Provision for losses on accounts receivable.............................................       3,579       1,243
  Depreciation and amortization...........................................................      12,706       8,237
  Interest, net...........................................................................      14,162       6,485
                                                                                            ----------  ----------
    Total costs and expenses..............................................................     418,331     298,176
                                                                                            ----------  ----------
Earnings before income taxes..............................................................      29,214      27,276
Income taxes..............................................................................      11,393      10,910
                                                                                            ----------  ----------
  Net earnings............................................................................  $   17,821  $   16,366
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net earnings per common and common equivalent share:
  Primary.................................................................................  $     0.38  $     0.35
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Fully Diluted...........................................................................  $     0.36  $     0.34
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average number of common and common equivalent shares outstanding:
  Primary.................................................................................      46,939      46,618
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Fully Diluted...........................................................................      52,051      51,332
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                                 SHARE DATA)
Total net revenues........................................................................  $  846,181  $  645,744
                                                                                            ----------  ----------
Costs and expenses:
  Operating...............................................................................     694,787     531,862
  Corporate general and administrative....................................................      39,446      29,177
  Provision for losses on accounts receivable.............................................       6,773       2,463
  Depreciation and amortization...........................................................      24,347      16,489
  Interest, net...........................................................................      25,486      12,911
                                                                                            ----------  ----------
    Total costs and expenses..............................................................     790,839     592,902
                                                                                            ----------  ----------
Earnings before income taxes..............................................................      55,342      52,842
Income taxes..............................................................................      21,583      21,137
                                                                                            ----------  ----------
  Net earnings............................................................................  $   33,759  $   31,705
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net earnings per common and common equivalent share:
  Primary.................................................................................  $     0.72  $     0.67
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Fully Diluted...........................................................................  $     0.68  $     0.64
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average number of common and common equivalent shares outstanding:
  Primary.................................................................................      46,862      47,187
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Fully Diluted...........................................................................      52,019      51,954
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                            ---------------------
                                                                                               1997       1996
                                                                                            ----------  ---------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................................................  $   33,759  $  31,705
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities--
    Depreciation and amortization.........................................................      24,347     16,489
    Provision for losses on accounts receivable...........................................       6,773      2,463
    Other, net............................................................................        (438)    (1,091)
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................     (70,784)   (36,329)
      Other current assets................................................................       7,934        256
      Other current liabilities...........................................................      25,636     (3,018)
      Income taxes payable................................................................      27,185     28,055
                                                                                            ----------  ---------
      Net cash provided by operating activities...........................................      54,412     38,530
                                                                                            ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................................................     (30,090)   (19,954)
  Acquisitions, net of cash acquired......................................................    (180,932)   (43,933)
  Purchase of minority interest in OmniCell Technologies, Inc.............................      --        (25,332)
  Net proceeds from sale of SunSurgery Corporation........................................      --         24,827
  Proceeds from sale and leaseback of property and equipment..............................      43,768      9,809
  Other assets expenditures...............................................................     (48,677)    (9,065)
                                                                                            ----------  ---------
      Net cash used for investing activities..............................................    (215,931)   (63,648)
                                                                                            ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings...............................................................     160,284     39,567
  Long-term debt repayments...............................................................      (4,427)    (3,602)
  Net proceeds from issuance of common stock..............................................      (1,071)       718
  Purchases of treasury stock.............................................................      --        (25,069)
  Other financing activities..............................................................       1,677        (98)
                                                                                            ----------  ---------
      Net cash provided by financing activities...........................................     156,463     11,516
                                                                                            ----------  ---------
Effect of exchange rate on cash and cash equivalents......................................      (1,779)       (85)
                                                                                            ----------  ---------
Net decrease in cash and cash equivalents.................................................      (6,835)   (13,687)
Cash and cash equivalents at beginning of period..........................................      14,880     23,102
                                                                                            ----------  ---------
Cash and cash equivalents at end of period................................................  $    8,045  $   9,415
                                                                                            ----------  ---------
                                                                                            ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest net of $964 and $407 capitalized during the six months ending June 30, 1997
      and 1996, respectively..............................................................  $   28,996  $  13,866
                                                                                            ----------  ---------
                                                                                            ----------  ---------
    Income taxes..........................................................................  $   (5,602) $  (6,918)
                                                                                            ----------  ---------
                                                                                            ----------  ---------
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  The Company's acquisitions during the six months ended June 30, 1997 and 1996, involved the following:
    Fair value of assets acquired.........................................................  $  341,357  $  49,905
    Liabilities assumed...................................................................    (178,052)    (5,011)
    Cash payments made to former APTA shareholders........................................      17,817     --
    Fair value of stock and warrants issued...............................................        (190)      (961)
                                                                                            ----------  ---------
    Cash payments made, net of cash received from others..................................  $  180,932  $  43,933
                                                                                            ----------  ---------
                                                                                            ----------  ---------

          See accompanying notes to consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 1997 and December 31, 1996, the consolidated results of its operations for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A-1 for the year ended December 31, 1996. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

    NEWLY ISSUED PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for both interim and annual reporting periods ending after December 15, 1997. This standard requires restatement of prior interim and annual earnings per share calculations. SFAS No. 128 replaces fully diluted EPS with diluted EPS and replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. The Company will adopt the new standard in its reporting for the quarter and the year ended December 31, 1997. Management does not believe that adoption of this standard will have a significant impact on earnings per share.

    The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. Management has not yet determined the effect of SFAS No. 130 on the consolidated financial statements.

    The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

1.  BASIS OF PRESENTATION (CONTINUED)
year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

2.  ACQUISITIONS

    On February 18, 1997, the Company signed definitive agreements with each of Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers, and Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies, under which the Company agreed to acquire Retirement Care and its approximately 65% owned subsidiary, Contour. The agreements, as amended, call for the Company to issue
0.68265 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement) and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company) for the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of Contour is expected to be accounted for as a purchase. These transactions are expected to close in the second half of 1997.

    Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and would be charged against earnings of the combined company. The charge is currently estimated to be approximately $31,100,000, of which approximately $21,000,000 would be for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions and the write-off of certain intangibles and property and equipment. Approximately $16,000,000 of these estimated charges are expected to be charged to operations in the fiscal quarter in which the Retirement Care merger is consummated. The remaining approximate $5,000,000 of the estimated charges are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are therefore subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the mergers.

    In addition, the Company currently expects that the charge would include approximately $10,100,000 of adjustments to Retirement Care's March 31, 1997 balance sheet, which are based on the Company's review of Retirement Care's financial statements and the underlying assumptions used to prepare such financial statements, the Company's current understanding of Retirement Care's operations and the Company's evaluation of Retirement Care's internal control structure during the due diligence process. The Company believes that the balance sheet adjustments relate primarily to additional accruals for expected liabilities as well as to an increase in Retirement Care's provision for losses on accounts receivable. It is possible that a substantial portion of the foregoing approximate $10,100,000 charge would be recorded by Retirement Care as an adjustment to Retirement Care's historical financial statements prior to the consummation of the mergers. In that event, there would be a commensurate reduction in the merger charge. The Company cannot predict at this time whether or when Retirement Care might make any adjustments, or, if made, how any such adjustments may affect, if at all, Retirement Care's historical financial statements. The Company is continuing to review and discuss these matters with Retirement Care.

    On January 10, 1997, the Company loaned Retirement Care $9,750,000 in order to enable Retirement Care to cause the repayment of certain indebtedness incurred by Contour in connection with Contour's

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic") on August 6, 1996. On July 10, 1997, the Company and Retirement Care amended the terms of the loan to: (i) increase the applicable interest rate by 2.0%; (ii) extend the maturity date to 120 days after the termination of the Retirement Care Merger Agreement; and (iii) replace the collateral securing the loan with a second lien on all of Retirement Care's accounts receivable. Consistent with Retirement Care's bank line of credit, the loan is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. On July 10, 1997, the Company also agreed to loan Retirement Care an additional $5,000,000, which loan is also secured by a second lien on all of Retirement Care's accounts receivable and is unconditionally and irrevocably guaranteed by certain officers of Retirement Care.

    On January 30, 1997, a wholly owned subsidiary, of the Company acquired all of the capital stock not previously owned by the Company of Ashbourne PLC ("Ashbourne"), which as of the date of acquisition provided healthcare services to patients through 49 nursing facilities in the United Kingdom. Pursuant to the acquisition, the Company paid approximately L67,300,000 ($110,100,000 as of the respective dates of payments) for the portion of Ashbourne totaling 70.8% not previously owned by the Company. The acquisition was accounted for as a purchase and the results of operations have been included in the Company's financial statements from the date of acquisition on January 30, 1997. The total fair value of 100% of Ashbourne's assets acquired, including goodwill of approximately $45,800,000, was approximately $337,500,000 and liabilities assumed totaled approximately $147,800,000 The allocation of the purchase price is preliminary and will be finalized upon the completion of asset valuations. In addition, the Company is still evaluating certain obligations of Ashbourne prior to the merger and further adjustments may result. The acquisition of Ashbourne is immaterial to the results of the Company and, therefore, pro forma information is not provided.

    On December 15, 1996 a wholly owned subsidiary of the Company acquired all of the capital stock of APTA Healthcare PLC ("APTA"), which, as of the date of acquisition, provided healthcare services to patients through 32 nursing facilities in the United Kingdom. During the six months ended June 30, 1997, the Company paid cash totaling approximately L11,200,000 ($17,817,000 as of the respective dates of payments) to former stockholders of APTA and issued notes with a maturity not to exceed five years, totaling approximately L2,500,000 ($4,100,000 as of June 30, 1997) to the remaining stockholders of APTA who elected not to receive cash as consideration.

    In April 1997, the Company acquired the operations of thirteen long-term care facilities which had previously been managed by the Company since the third quarter of 1996, for a purchase price of $12,572,000, including the assumption of $10,722,000 in long-term debt. Prior to and in connection with the acquisition, the Company extended financing of approximately $14,800,000 to the former operators of these facilities.

    In addition, during the six months ended June 30, 1997, the Company acquired the operations of nine long-term care and assisted living facilities for $12,000,000 plus the assumption of all of the facilities' leases. In connection with the acquisition, the Company agreed to provide financing of $5,800,000 to the owner of the nine facilities for expansion of certain of the facilities.

    In addition, during the six months ended June 30, 1997, the Company acquired the net ownership of or leasehold rights to or the management of nine long-term care facilities in the United Kingdom and fourteen long-term care facilities in the United States. Also during the six months ended June 30, 1997, the

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
Company acquired seven pharmacies in the United States and six pharmacies in the United Kingdom. The pro forma impact of these acquisitions and the acquisitions discussed above is immaterial.

3.  DISPOSITIONS

    In May 1997, the Company announced its intent to sell and divest itself of its outpatient rehabilitation clinics in the United States, as well as Columbia Health Care Inc., the Company's Canadian outpatient rehabilitation therapy subsidiary. The sale of these operations is expected to result in no material gain or loss. The results of operations of these businesses are immaterial.

4.  PROPERTY AND EQUIPMENT

    During the six months ended June 30, 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $30,700,000 in cash and approximately $5,600,000 in assumption of debt and leased them back under fourteen year leases. Also, during the six months ended June 30, 1997, the Company, through its United Kingdom subsidiary, sold four of its long-term care facilities for approximately $13,100,000 and leased them back under twelve year leases. These transactions produced no material gain or loss.

5.  COMMITMENTS

    (a)  CONSTRUCTION COMMITMENTS

    As of June 30, 1997, the Company had capital commitments of approximately $28,100,000, including a new corporate office building and various contracts related to improvements to existing facilities in the United States, and capital commitments of approximately L17,200,000 ($28,600,000 as of June 30, 1997), including various contracts related to the development, construction and completion of nine new long-term care facilities in the United Kingdom.

    (b)  FINANCING COMMITMENTS

    The Company has agreed to lend up to $47,000,000 under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility are expected to be funded by borrowings under the Company's future and existing revolving credit facilities and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totalled approximately $9,000,000 and $23,500,000 at December 31, 1996 and June 30, 1997. As of June 30, 1997, eight assisted living facilities were under development. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase the facility, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

6.  STOCK INCENTIVE PLANS

    (a)  1997 STOCK INCENTIVE PLAN

    In January 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). Awards made under the Plan may be in the form of stock options, stock appreciation rights, stock awards, performance share awards, or other stock-based awards. The Plan is intended to replace the existing stock option plan for executives, and awards currently outstanding under that plan will not be affected. The Plan reserves 4,500,000 shares for awards. In the six months ended June 30, 1997, the Company awarded an aggregate of 776,000 shares of restricted stock to nine senior executives, which will be expensed over the vesting period. Approximately 105,000 of the restricted shares vested immediately. The remaining restricted stock awards vest ratably over the remaining four to five years. These restricted stock awards are subject to a substantial risk of forfeiture and are subject to defeasance if the Plan is not approved by the stockholders.

    (b)  1997 NON-EMPLOYEE DIRECTORS' STOCK PLAN

    In April 1997, the Board of Directors adopted the 1997 Non-Employee Directors' Stock Plan (the "Director Plan") which is subject to stockholder approval. Awards made under the Director Plan may be in the form of stock options or stock awards. The Director Plan is intended to replace the existing stock option plan for non-employee directors, and awards currently outstanding under that plan will not be affected. The Directors Plan reserves 400,000 shares for awards. There have been no grants awarded as of June 30, 1997.

7.  NET EARNINGS PER SHARE

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

8.  OTHER EVENTS

    (a)  GOVERNMENT INVESTIGATION

    The Company is the subject of a pending Federal investigation by the United States Department of Health and Human Services' Office of Inspector General ("OIG") and the United States Department of Justice. In July 1997, the Criminal Division of the United States Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. At this time, the Company understands that the investigation includes a review of whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for concurrent therapy services and whether it provided unnecessary or unordered services to residents of skilled nursing facilities. The Company understands that the investigation also includes a review of whether its long-term care subsidiary properly disclosed its relationship with the Company's

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

8.  OTHER EVENTS (CONTINUED)
rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

    The Company is unable to determine at this time when the investigation will be concluded or what its precise scope might be. If there have been improper practices or the investigation is broader in scope than the Company currently understands it to be, depending on the nature and extent of such impropriety, the investigation may have a negative impact on the Company. Based on its current understanding of the investigation, however, the Company does not believe that the outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations.

    (b)  LITIGATION

    In May 1997, the Company received court approval of the $24,000,000 settlement of certain class-action shareholder lawsuits which amount was previously paid in the fourth quarter of 1996. The Company received $9,000,000 during March 1997, from its director and officer liability insurance carrier for its claim submitted in connection with the settlement.

    On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss.

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have moved to dismiss the new complaint.

    The Company believes the SunCare Litigation and the derivative action will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period.

9.  SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Convertible Subordinated Debentures and the 11 3/4% Senior Subordinated Notes

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

9. SUMMARIZED FINANCIAL INFORMATION (CONTINUED) subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Current assets.........................................................................  $   97,489   $  103,269
Noncurrent assets......................................................................     403,807      429,555
Current liabilities....................................................................      26,989       21,904
Noncurrent liabilities.................................................................      75,931       83,370
Due to parent..........................................................................     136,799      152,447

                                                                     THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                          JUNE 30,                  30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Net revenues.....................................................  $  126,589  $  116,357  $  247,948  $  233,170
Costs and expenses...............................................     119,664     105,280     235,792     213,174
Earnings before intercompany charges and income taxes............       6,925      11,077      12,156      19,996
Intercompany charges(1)..........................................      17,976      13,115      34,331      25,926
Earnings (loss) before income taxes..............................     (11,051)     (2,038)    (22,175)     (5,930)
Income taxes (benefit)...........................................      (4,241)       (135)     (8,648)       (983)
Net earnings (loss)..............................................  $   (6,810) $   (1,903) $  (13,527) $   (4,947)

------------------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $7,858,000 and $8,146,000 for the three months ended June 30, 1997 and 1996, respectively; and $15,426,000 and $16,123,000 for the six months ended June 30, 1997 and 1996, respectively. Royalty fees charged to Mediplex for the three months ended June 30, 1997 and 1996 for the use of Sun trademarks were $1,806,000 and $1,639,000, respectively; and $3,545,000 and $3,242,000 for the six months ended June 30, 1997 and 1996, respectively. Intercompany interest charged to Mediplex for the three months ended June 30, 1997 and 1996 for advances from Sun was $8,312,000 and $3,330,000, respectively; and $15,360,000 and $6,561,000 for the six months ended June 30, 1997 and 1996, respectively.

10.  SUBSEQUENT EVENTS

    On July 8, 1997, the Company issued $250,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes"). The net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility, which amounts may be subsequently reborrowed. The 9 1/2% Notes are redeemable by the Company at a premium, in whole or in part, after July 1, 2002.

    On July 26, 1997, the Company signed a definitive agreement with Regency Health Services, Inc. ("Regency") under which the Company will acquire Regency for $22 per share, or approximately $369,000,000 in cash. The Company commenced a tender offer for all of the outstanding shares of Regency on August 1, 1997. The acquisition will be accounted for on a purchase accounting basis. The tender offer is scheduled to expire on September 15, 1997, but it may be extended at any time. Regency is an operator

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.  SUBSEQUENT EVENTS (CONTINUED)
of skilled nursing facilities and a diversified provider of rehabilitation therapy, institutional pharmacy and home health services.

    The Company has obtained a new long-term financing commitment (the "Senior Credit Facilities") which is expected to consist of an aggregate principal amount of $1,000,000,000 as follows: (i) a $500,000,000 revolving credit facility and (ii) a $500,000,000 term loan facility with two borrowing tranches. Tranche A will have a borrowing maximum of $250,000,000 and Tranche B will have the same maximum borrowing limit. Borrowings with respect to Tranche A are expected to bear interest at either the prevailing prime rate plus .075% or LIBOR plus .225%. Borrowings with respect to Tranche B bear interest at the prevailing prime rate plus .125% or LIBOR plus .275%. The term loan facilities will be subject to an amortization schedule to be agreed upon. Tranche A will be due six years from the date of a final agreement and Tranche B will be due seven years from the date of a final agreement. The terms of the Senior Credit Facilities have not been finalized and are still being negotiated. Upon execution of this financing commitment, the Company's existing Credit Facility will be refinanced using the revolving credit facility portion of this financing commitment. If the Company refinances its existing Credit Facility with the new long-term financing commitment, the Company expects to record an extraordinary loss relating to the extinguishment of debt of approximately $3,000,000 before taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (hereinafter collectively referred to as the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term care and subacute care services and outpatient therapy services are provided through affiliated facilities. Therapy services and pharmaceutical services are provided in both affiliated and nonaffiliated facilities located in the United States. The Company also provides long-term care and pharmaceutical services in the United Kingdom.

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

    The Company's results of operations for the three and six months ended June 30, 1997 and 1996 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations.

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

    On July 26, 1997, the Company signed a definitive agreement with Regency Health Services, Inc. ("Regency") under which the Company will acquire Regency. The Company commenced a tender offer for all of the outstanding shares of Regency on August 1, 1997. The acquisition will be accounted for on a purchase accounting basis. The tender offer is scheduled to expire on September 15, 1997, but it may be extended at any time. Regency is an operator of skilled nursing facilities and a diversified provider of rehabilitation therapy, institutional pharmacy and home health services.

    At June 30, 1997, the Company operated 183 facilities with 22,004 licensed beds in the United States and 133 facilities with 7,632 licensed beds in the United Kingdom.

    At June 30, 1996, the Company operated 133 facilities with 16,066 licensed beds in the United States and 36 facilities with 1,802 licensed beds in the United Kingdom. Between June 30, 1996 and June 30, 1997, the Company acquired a net 49 facilities in the United States and 91 facilities in the United Kingdom, resulting in a net increase of 5,784 and 5,429 licensed beds in the United States and United Kingdom, respectively. In addition, in January 1997, the Company acquired the portion not previously owned by the Company of Ashbourne PLC ("Ashbourne"), an operator of 49 nursing and residential support facilities with 3,613 licensed beds in the United Kingdom. Also, in December 1996, the Company acquired APTA Healthcare PLC ("APTA"), an operator of 32 nursing and residential support facilities with 1,264 licensed beds in the United Kingdom. In addition, between June 30, 1996 and June 30, 1997 the Company developed and opened one and six facilities with a total of 154 and 401 licensed beds in the United States and United Kingdom, respectively.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, the provision of respiratory care, and the distribution of related equipment and supplies. As of June 30, 1997, the Company provided its therapy services to 844 nonaffiliated facilities, an increase of 171 facilities from the 673 nonaffiliated facilities serviced at June 30, 1996.

    The Company's temporary therapy staffing service operations had 23 and 20 division offices at June 30, 1997 and June 30, 1996, respectively. During the six months ended June 30, 1997, the Company provided a total of 1,369,000 temporary therapy staffing hours to nonaffiliates, an increase of 234,000 hours from the 1,135,000 nonaffiliated temporary therapy staffing hours provided during the three months ended June 30, 1996.

    The Company's pharmaceutical service operations include the provision of pharmaceuticals and the distribution of related supplies. As of June 30, 1997, the Company operated twenty-one regional pharmacies, four in-house long-term care pharmacies, and one pharmaceutical billing and consulting center. As of June 30, 1996, the Company operated fourteen regional pharmacies and three in-house long-term care pharmacies.

    The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, include the provision of outpatient therapy services in Canada through the Company's acquisition of Columbia Health Care Inc. ("Columbia") and pharmaceutical services in the United Kingdom. In May 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as in the United States. The sale of these operations is expected to close during the second half of 1997. The Company operated twelve pharmacies and one supply distribution center in the United Kingdom as of June 30, 1997.

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1997       1996     DECEMBER 31, 1996
                                                                             ---------  ---------  -----------------
Long-term and Subacute Care Facility Operations:
  Long-term and subacute care facilities (including managed facilities):
    Domestic operations....................................................        183        133            160
    Foreign operations.....................................................        133         36             75
                                                                             ---------  ---------         ------
      Total................................................................        316        169            235
                                                                             ---------  ---------         ------
                                                                             ---------  ---------         ------
  Licensed beds (including managed facilities):
    Domestic operations....................................................     22,004     16,066         19,321
    Foreign operations.....................................................      7,632      1,802          3,420
                                                                             ---------  ---------         ------
      Total................................................................     29,636     17,868         22,741
                                                                             ---------  ---------         ------
                                                                             ---------  ---------         ------
Therapy Service Operations:
  Nonaffiliated facilities served..........................................        844        673            759
  Affiliated facilities served.............................................        168        128            152
                                                                             ---------  ---------         ------
      Total................................................................      1,012        801            911
                                                                             ---------  ---------         ------
                                                                             ---------  ---------         ------
Temporary Therapy Staffing Service Operations:
  Hours billed to nonaffiliates (in thousands)
    Three months ended June 30.............................................        698        591         --
    Six months ended June 30...............................................      1,369      1,135         --
    Year ended December 31.................................................     --         --              2,402

Pharmaceutical Operations:
  Nonaffiliated facilities served..........................................        394        290            325
  Affiliated Facilities served.............................................        143        104            112
                                                                             ---------  ---------         ------
      Total................................................................        537        394            437
                                                                             ---------  ---------         ------
                                                                             ---------  ---------         ------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                         THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                               ------------------------------------------------  ------------------------------------------------
                                        1997                     1996                     1997                     1996
                               -----------------------  -----------------------  -----------------------  -----------------------
Long-term and subacute care
  services...................  $  272,568         61%   $  206,257         63%   $  511,857         60%   $  411,786         64%
Therapy services to
  nonaffiliates..............      66,160         15        53,652         16       131,584         16       106,300         16
Foreign operations...........      48,317         11        14,209          4        86,090         10        25,843          4
Temporary therapy staffing
  services to
  nonaffiliates..............      34,292          8        28,398          9        67,237          8        54,435          8
Pharmaceutical services to
  nonaffiliates..............      24,138          5        16,375          5        44,859          5        32,492          5
Ambulatory surgery...........      --          --            4,989          2        --          --           11,857          2
Management fees and other....       2,070      --            1,572          1         4,554          1         3,031          1
                               ----------        ---    ----------        ---    ----------        ---    ----------        ---
  Total net revenues.........  $  447,545        100%   $  325,452        100%   $  846,181        100%   $  645,744        100%
                               ----------        ---    ----------        ---    ----------        ---    ----------        ---
                               ----------        ---    ----------        ---    ----------        ---    ----------        ---

    Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $42,978,000 and $27,866,000 for the three months ended June 30, 1997 and 1996, respectively; and $76,998,000 and $54,532,000 for the six months ended June 30, 1997 and 1996, respectively. Revenues provided to affiliated facilities for pharmaceutical services were $6,917,000 and $4,753,000 for the three months ended June 30, 1997 and 1996, respectively; and $12,890,000 and $9,570,000 for the six months ended June 30, 1997 and 1996, respectively.

    The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                        JUNE 30,              JUNE 30,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Total net revenues..............................................................      100.0%     100.0%     100.0%     100.0%
Costs and expenses:
  Operating.....................................................................       82.0       82.1       82.1       82.3
  Corporate general and administrative..........................................        4.7        4.6        4.7        4.5
  Provision for losses on accounts receivable...................................        0.8        0.4        0.8        0.4
  Depreciation and amortization.................................................        2.8        2.5        2.9        2.6
  Interest, net.................................................................        3.2        2.0        3.0        2.0
                                                                                  ---------  ---------  ---------  ---------
    Total costs and expenses....................................................       93.5       91.6       93.5       91.8
                                                                                  ---------  ---------  ---------  ---------
Earnings before income taxes....................................................        6.5        8.4        6.5        8.2
Income taxes....................................................................        2.5        3.4        2.5        3.3
                                                                                  ---------  ---------  ---------  ---------
Net earnings....................................................................        4.0%       5.0%       4.0%       4.9%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

    The results of the Company's ambulatory surgery operations are immaterial to the Company's consolidated results and, therefore, this discussion excludes the Company's ambulatory surgery operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Total net revenues for the three months ended June 30, 1997 increased 38% from $325,452,000 for the three months ended June 30, 1996 to $447,545,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $206,257,000 for the three months ended June 30, 1996 to $272,568,000 for the three months ended June 30, 1997, a 32% increase. Approximately $53,773,000 or 81% of this increase results from 57 leased or owned facilities acquired or opened since December 31, 1995. The remaining net revenue increase of $15,459,000, after giving effect to a decrease in net revenues of approximately $2,921,000 relating to three facilities sold during 1996 and two facilities sold during 1997, is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since December 31, 1995 on a same facility basis for the 123 leased or owned facilities in operation all of fiscal year 1996 and the six months ended June 30, 1997. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

    Net revenues from therapy services to nonaffiliated facilities increased 23% from $53,652,000 for the three months ended June 30, 1996 to $66,160,000 for the three months ended June 30, 1997 primarily as a result of an increase in the number of nonaffiliated facilities served from 673 facilities at June 30, 1996 to 844 facilities at June 30, 1997.

    Net revenues from foreign operations increased 240% from $14,209,000 for the three months ended June 30, 1996 to $48,317,000 for the three months ended June 30, 1997. Approximately $29,991,000 or 88% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne PLC ("Ashbourne") during January 1997 and APTA Healthcare PLC ("APTA") during December 1996, which when combined, added approximately $26,700,000 of net revenues during the three months ended June 30, 1997.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 21% from $28,398,000 for the three months ended June 30, 1996 to $34,292,000 for the three months ended June 30, 1997 primarily as a result of an increase in service hours billed to nonaffiliates from 591,000 hours in the three months ended June 30, 1996 to 698,000 hours in the three months ended June 30, 1997. The increase in service hours billed was primarily attributable to new offices acquired.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 47% from $16,375,000 for the three months ended June 30, 1996 to $24,138,000 for the three months ended June 30, 1997. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 290 at June 30, 1996 to 394 at June 30, 1997. The increase in nonaffiliated facilities served was the result of the opening and acquisition of pharmacies during 1997 and 1996 and the increase in the number of nonaffiliated facilities served by pharmacies open prior to January 1, 1996.

    Operating expenses, which includes rent expense of $33,024,000 and $21,821,000 for the three months ended June 30, 1997 and 1996, respectively, increased 37% from $267,233,000 for the three months ended June 30, 1996 to $366,885,000 for three months ended June 30, 1997. The increase resulted primarily from the net increase of 15 leased or owned facilities during the year ended December 31, 1996 and 37 leased or owned facilities during the six months ended June 30, 1997 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues decreased from 82.1% for the three months ended June 30, 1996 to 82.0% for the three months ended June 30, 1997. The decrease of operating expenses as a percentage of net revenues was primarily due to the operations in the United Kingdom including the acquisitions of Ashbourne and APTA whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. In addition, the decrease is partially offset by lower operating margins in the United Kingdom as occupancy rates in the United Kingdom have been negatively impacted by eleven newly developed long-term care facilities opened since June 30, 1996.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 40% from $14,978,000 for the three months ended June 30, 1996 to $20,999,000 for the three months ended June 30, 1997. As a percentage of net revenues, corporate general and administrative expenses increased from 4.6% for the three months ended June 30, 1996 to 4.7% for the three months ended June 30, 1997. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the development of the Company's foreign operations, newly acquired domestic operations, and implementation of new business strategies. The increase was also due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities in California for which the Company entered into a management agreement during the third quarter of 1996. The Company acquired the operations of thirteen of these facilities during the second quarter of 1997.

    The provision for losses on accounts receivable increased 188% from $1,243,000 for the three months ended June 30, 1996 to $3,579,000 for the three months ended June 30, 1997. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the three months ended June 30, 1996 to 0.8% for the three months ended June 30, 1997. Since the second half of 1996, the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see "Liquidity and Capital Resources").

    Depreciation and amortization increased 54% from $8,237,000 for the three months ended June 30, 1996 to $12,706,000 for the three months ended June 30, 1997. As a percentage of net revenues, depreciation and amortization expense increased from 2.5% for the three months ended June 30, 1996 to 2.8% for the three months ended June 30, 1997, respectively. The increase is primarily due to the assets acquired by the Company, including goodwill, of Ashbourne acquired during the first quarter of 1997 and APTA acquired during the fourth quarter of 1996.

    Net interest expense increased 118% from $6,485,000 for the three months ended June 30, 1996 to $14,162,000 for the three months ended June 30, 1997. As a percentage of net revenues, interest expense increased from 2.0% for the three months ended June 30, 1996 to 3.2% for the three months ended June 30, 1997. The increase was primarily related to borrowings associated with the acquisitions of Ashbourne and APTA and the purchase of a 9.9% interest in OmniCell Technologies, Inc. ("OmniCell"). Each of these acquisitions was financed by borrowings under the Company's revolving credit facility. The increase was also due to interest expense related to capital leases assumed by the Company as part of the Company's acquisitions of Ashbourne and APTA.

    The Company's effective tax rate was 39% for the three months ended June 30, 1997 and was 40% for the three months ended June 30, 1996. The decrease in the effective tax rate was due to a more favorable mix of state income in the United States than in the prior year.

    Net earnings were $17,821,000 for the three months ended June 30, 1997 as compared to net earnings of $16,366,000 for the three months ended June 30, 1996. As a percentage of net revenues, net earnings decreased from 5.0% for the three months ended June 30, 1996, to 4.0% for the three months ended June 30, 1997. The decrease was primarily due to the increased costs and lower margins from the Company's nursing home operations in the United Kingdom, including the borrowing costs associated with acquisitions in the United Kingdom (discussed above).

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Total net revenues for the six months ended June 30, 1997 increased 31% from $645,744,000 for the six months ended June 30, 1996 to $846,181,000.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $411,786,000 for the six months ended June 30, 1996 to $511,857,000 for the six months ended June 30, 1997, a 24% increase. Approximately $77,959,000 or 78% of this increase results from 57 leased or owned facilities acquired or opened since December 31, 1995. The remaining net revenue increase of $30,490,000, after giving effect to a decrease in net revenues of approximately $8,378,000 relating to three facilities sold during 1996 and two facilities sold during 1997, is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since December 31, 1995 on a same facility basis for the 123 leased or owned facilities in operation all fiscal year 1996 and the six months ended June 30, 1997. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

    Net revenues from therapy services to nonaffiliated facilities increased 24% from $106,300,000 for the six months ended June 30, 1996 to $131,584,000 for the six months ended June 30, 1997 primarily as a result of an increase in the number of nonaffiliated facilities served from 673 facilities at June 30, 1996 to 844 facilities at June 30, 1997.

    Net revenues from foreign operations increased 233% from $25,843,000 for the six months ended June 30, 1996 to $86,090,000 for the six months ended June 30, 1997. Approximately $52,175,000 or 87% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne during January 1997 and APTA during December of 1996, which when combined, added approximately $43,100,000 of net revenues during the six months ended June 30, 1997.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 24% from $54,435,000 for the six months ended June 30, 1996 to $67,237,000 for the six months ended June 30, 1997 primarily as a result of an increase in service house billed to nonaffiliates from 1,135,000 hours in the six months ended June 30, 1996 to 1,369,000 hours in the six months ended June 30, 1997. The increase in service hours billed was primarily attributable to new offices acquired.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 38% from $32,492,000 for the six months ended June 30, 1996 to $44,859,00 for the six months ended June 30, 1997. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 290 at June 30, 1996 to 394 at June 30, 1997. The increase in nonaffiliated facilities served was the result of the opening and acquisition of pharmacies during 1997 and 1996 and the increase in the number of nonaffiliated facilities served by pharmacies open prior to January 1, 1996.

    Operating expenses, which includes rent expense of $60,672,000 and $43,294,000 for the six months ended June 30, 1997 and 1996, respectively, increased 31% from $531,862,000 for the six months ended June 30, 1996 to $694,787,000 for the six months ended June 30, 1997. The increase resulted primarily from the net increase of 15 leased or owned facilities during the year ended December 31, 1996 and 37 leased or owned facilities during the six months ended June 30, 1997 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues decreased from 82.3% for the six months ended June 30, 1996 to 82.1% for the six months ended June 30, 1997. The decrease in operating expenses as a percentage of net revenues was primarily due to the acquisitions of Ashbourne and APTA whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. In addition, the decrease is partially offset by lower operating margins in the United Kingdom as occupancy rates in the United Kingdom have been negatively impacted by eleven newly developed long-term care facilities opened since June 30, 1996.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 35% from $29,177,000 for the six months ended June 30, 1996 to $39,446,000 for the six months ended June 30, 1997. As a percentage of net revenues, corporate general and administrative expenses increased from 4.5% for the six months ended June 30, 1996 to 4.7% for the six months ended June 30, 1997. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the development of the Company's foreign operations, newly acquired domestic operations, and implementation of new business strategies. The increase was also due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities in California for which the Company entered into a management agreement during the third quarter of 1996. The Company acquired the operations of thirteen of these facilities during the second quarter of 1997.

    The provision for losses on accounts receivable increased 175% from $2,463,000 for the six months ended June 30, 1996 to $6,773,000 for the six months ended June 30, 1997. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the six months ended June 30, 1996 to 0.8% for the six months ended June 30, 1997. Since the second half of 1996, the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see "Liquidity and Capital Resources").

    Depreciation and amortization increased 48% from $16,489,000 for the six months ended June 30, 1996 to $24,347,000 for the six months ended June 30, 1997. As a percentage of net revenues, depreciation and amortization expense increased from 2.6% for the six months ended June 30, 1996 to 2.9% for the six months ended June 30, 1997, respectively. The increase is primarily due to the assets acquired by the Company, including goodwill, of Ashbourne acquired during the first quarter of 1997 and APTA acquired during the fourth quarter of 1996.

    Net interest expense increased 97% from $12,911,000 for the six months ended June 30, 1996 to $25,486,000 for the six months ended June 30, 1997. As a percentage of net revenues, interest expense increased from 2.0% for six months ended June 30, 1996 to 3.0% for the six months ended June 30, 1997. The increase was primarily related to borrowings associated with the acquisitions of Ashbourne and APTA, the repurchase of 2,030,116 shares of the Company's outstanding common stock and the purchase of a 9.9% interest in OmniCell Technologies, Inc. Each of these acquisitions was financed by borrowings under the Company's revolving credit facility. The increase was also due to interest expense related to capital leases assumed by the Company as part of the Company's acquisitions of Ashbourne and APTA.

    The Company's effective tax rate was 39% for the six months ended June 30, 1997 and was 40% for the six months ended June 30, 1996. The decrease in the effective tax rate was due to a more favorable mix of state income in the United States than in the prior year.

    Net earnings were $33,759,000 for the six months ended June 30, 1997 as compared to net earnings of $31,705,000 for the six months ended June 30, 1996. As a percentage of net revenues, net earnings decreased from 4.9% for the six months ended June 30, 1996 to 4.0% for the six months ended June 30, 1997. The decrease was primarily due to the increased costs and lower margins from the Company's nursing home operations in the United Kingdom, including the borrowing costs associated with acquisitions in the United Kingdom (discussed above).

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had working capital of $211,050,000, including cash and cash equivalents of $8,045,000, as compared to working capital of $211,582,000, including cash and cash equivalents of $14,880,000 at December 31, 1996. For the six months ended June 30, 1997, net cash provided by operations was $54,412,000 compared to net cash provided by operations for the six months ended June 30, 1996 of $38,530,000. The net cash provided by operations for the six months ended June 30,

1997 reflects the Company's growth in net earnings, reduced Federal and state tax payments due to realization of certain deferred tax assets, and receipt of $9,000,000 from the Company's director and officer insurance carrier and timing of certain obligations of the Company. This was offset by the net cash used for operations to fund an increase in accounts receivable (as discussed below).

    The Company's accounts receivable have increased since January 1, 1997. Accounts receivable increased in part because of the growth in the Company's therapy and pharmaceutical services businesses since January 1, 1997; however, accounts receivable for the Company's therapy rehabilitation services to nonaffiliates have increased by $19,965,000 since December 31, 1996 to $98,798,000 at June 30, 1997, and continue to increase disproportionately to the growth in net revenues from that line of business. Collections of rehabilitation therapy services receivables from nonaffiliated facilities have slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of such facilities' therapy claims. As a result, the Company has increased its provision for losses on accounts receivable since mid-1996 (see "Results of Operations").

    Other significant operating uses and receipt of cash for the six months ended June 30, 1997 were payments of $28,996,000 for interest and the receipt of net refunds totaling $5,602,000 for income taxes.

    In May 1997, the Company received court approval of the $24,000,000 settlement of certain class-action shareholder lawsuits which amount was previously paid during the fourth quarter of 1996. The Company received $9,000,000 during March 1997 from its director and officer liability insurance carrier for its claims submitted in connection with the settlement. In addition, the Company accrued additional charges and expenses of $4,250,000 in 1996 and $5,505,000 in 1995 related to monitoring and responding to the continuing OIG investigation and responding to the shareholder litigation matters. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation"). As of June 30, 1997, an accrual of $3,436,000 related to the previously recorded charges and expenses remained.

    The Company incurred $30,090,000 and $19,954,000 in capital expenditures during the six months ended June 30, 1997 and 1996, respectively. Substantially all such expenditures during the six months ended June 30, 1997 were for the continued development and construction of one facility in the United States and nine new facilities in the United Kingdom, and routine capital expenditures. These expansions were financed through borrowings under the Company's revolving credit facility. The Company had capital expenditure commitments, as of June 30, 1997, under various contracts, including approximately $28,100,000 in the United States and L17,200,000 ($28,600,000 as of June 30, 1997) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building in the United States and nine facilities in the United Kingdom.

    The Company paid $180,932,000 and $43,933,000 for acquisitions during the six months ended June 30, 1997 and 1996, respectively. This includes $110,100,000 and $17,817,000 of cash paid by the Company during the six months ended June 30, 1997 to former stockholders of Ashbourne and APTA, respectively. In addition, the Company issued L2,500,000 ($4,100,000 as of June 30, 1997) of notes, with a maturity not to exceed five years, to former stockholders of APTA who elected not to receive cash as consideration. In addition, during the six months ended June 30, 1997, the Company acquired the operations of nine long-term care and assisted living facilities for $12,000,000 plus the assumption of all the facilities' leases. In connection with this acquisition, the Company agreed to provide financing of $5,800,000 to the owner of the nine facilities for expansion of certain of the facilities. Both acquisitions were funded by borrowings under the Company's credit facility.

    In April 1997, the Company acquired the operations of thirteen long-term care facilities which had previously been managed by the Company since the third quarter of 1996, for a purchase price of $12,572,000, including the assumption of $10,722,000 in long-term debt. Prior to and in connection with the acquisition, the Company extended financing of approximately $14,800,000 to the former operators of these facilities. During the six months ended June 30, 1997, the Company acquired a total net ownership of, the leasehold rights to, or the management of 58 long-term care facilities in the United Kingdom, including 49 facilities acquired in the acquisition of Ashbourne, and 10 long-term care facilities in the United States. The Company also acquired or opened seven pharmacies in the United States and six pharmacies in the United Kingdom.

    On February 18, 1997, the Company signed definitive agreements with each of Retirement Care and Contour, under which the Company agreed to acquire Retirement Care and its approximately 65% owned subsidiary, Contour. The agreements, as amended, call for the Company to issue 0.68265 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement), or for an approximate purchase price of approximately $191,000,000 as of August 12, 1997, and for the Company to pay $8.50 per share in cash, stock or a combination of cash and stock (at the election of the Company), equal to approximately $35,000,000, for the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of Contour is expected to be accounted for as a purchase. These transactions are expected to close in the second half of 1997.

    Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and would be charged against earnings of the combined company. The charge is currently estimated to be approximately $31,100,000, of which approximately $21,000,000 would be for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions and the write-off of certain intangibles and property and equipment. Approximately $16,000,000 of these estimated charges are expected to be charged to operations in the fiscal quarter in which the Retirement Care merger is consummated. The remaining approximate $5,000,000 of the estimated charges are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are therefore subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the mergers.

    In addition, the Company currently expects that the charge would include approximately $10,100,000 of adjustments to Retirement Care's March 31, 1997 balance sheet, which are based on the Company's review of Retirement Care's financial statements and the underlying assumptions used to prepare such financial statements, the Company's current understanding of Retirement Care's operations and the Company's evaluation of Retirement Care's internal control structure during the due diligence process. The Company believes that the balance sheet adjustments relate primarily to additional accruals for expected liabilities as well as to an increase in Retirement Care's provision for losses on accounts receivable. It is possible that a substantial portion of the foregoing approximate $10,100,000 charge would be recorded by Retirement Care as an adjustment to Retirement Care's historical financial statements prior to the consummation of the mergers. In that event, there would be a commensurate reduction in the merger charge. The Company cannot predict at this time whether or when Retirement Care might make any adjustments, or, if made, how any such adjustments may affect, if at all, Retirement Care's historical financial statements. The Company is continuing to review and discuss these matters with Retirement Care.

    The foregoing statements with respect to Retirement Care's financial statements and any adjustments or charges related thereto are forward-looking. If the Retirement Care acquisition is consummated, the actual adjustments could differ, possibly materially, and could be affected by a number of factors, including Retirement Care and the Company's factual findings upon further review of these matters, and the interpretation and application of generally accepted accounting principles to those factual findings. The foregoing statements do not address what adjustments, if any, may be made to Retirement Care's financial statements if the acquisition does not occur. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect cost associated with the Mergers.

    On January 10, 1997, the Company loaned Retirement Care $9,750,000 in order to enable Retirement Care to cause the repayment of certain indebtedness incurred by Contour in connection with Contour's acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic") on August 6, 1996. On July 10, 1997, the Company and Retirement Care amended the terms of the loan to: (i) increase the applicable interest rate by 2.0%; (ii) extend the maturity date to 120 days after the termination of the Retirement Care Merger Agreement; and (iii) replace the collateral securing the loan with a second lien on all of Retirement Care's accounts receivable. Consistent with Retirement Care's bank line of credit, the loan is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. On July 10, 1997, the Company also agreed to loan Retirement Care an additional $5,000,000, which loan is also secured by a second lien on all of Retirement Care's accounts receivable and is unconditionally and irrevocably guaranteed by certain officers of Retirement Care.

    On July 26, 1997, the Company signed a definitive agreement with Regency Health Services, Inc. ("Regency") under which the Company will acquire Regency for $22 per share, or approximately $369,000,000 in cash and the assumption of $184,908,000 in debt. The Company commenced a tender offer for all of the outstanding shares of Regency on August 1, 1997. The tender offer is expected to expire on September 15, 1997, but it may be extended at any time. The acquisition is expected to close during the fourth quarter of 1997. Regency is an operator of skilled nursing facilities and a diversified provider of rehabilitation therapy, institutional pharmacy and home health services.

    The Company conducts business outside of the United States, in the United Kingdom and in Canada. The foreign operations account for 10% and 4% of the Company's total net revenues during the six months ended June 30, 1997 and the year ended December 31, 1996, respectively, and 31% of the Company's consolidated total assets as of June 30, 1997. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

    During the six months ended June 30, 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $30,700,000 in cash and approximately $5,600,000 in assumption of debt and leased them back under fourteen year leases. Also, during the six months ended June 30, 1997, the Company, through its United Kingdom subsidiary, sold four of its long-term care facilities for approximately $13,100,000 and leased them back under twelve year leases.

    The Company expects to lend up to $47,000,000, under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility are expected to be funded by borrowings under the Company's future and existing credit facilities and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totalled approximately $9,000,000 and $23,500,000 at December 31, 1996 and June 30, 1997. As of June 30, 1997, eight assisted living facilities were under development. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

    At June 30, 1997, the Company had, on a consolidated basis, $818,994,000 of outstanding indebtedness, including $422,900,000 of indebtedness under its $490,000,000 credit facility (the "Credit Facility"). The Company also had $26,435,000 of outstanding standby letters of credit under the Credit Facility as of June 30, 1997.

    On July 8, 1997, the Company issued $250,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes"). The net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility. The 9 1/2% Notes are redeemable by the Company at a premium, in whole or in part, after July 1, 2002.

    The Company has obtained a new long-term financing commitment (the "Senior Credit Facilities") which is expected to consist of an aggregate principal amount of $1,000,000,000 as follows: (i) a $500,000,000 revolving credit facility and (ii) a $500,000,000 term loan facility with two borrowing tranches. Tranche A will have a borrowing maximum of $250,000,000 and Tranche B will have the same maximum borrowing limit. Borrowings with respect to Tranche A are expected to bear interest at either the prevailing prime rate plus .075% or LIBOR plus .225%. Borrowings with respect to Tranche B bear interest at the prevailing prime rate plus .125% or LIBOR plus .275%. The term loan facilities will be subject to an amortization schedule to be agreed upon. Tranche A will be due six years from the date of a final agreement and Tranche B will be due seven years from the date of a final agreement. The terms of the Senior Credit Facilities have not been finalized and are still being negotiated. Upon execution of this financing commitment, the Company's existing Credit Facility will be refinanced using the revolving credit facility portion of this financing commitment. If the Company refinances its existing Credit Facility with the new long-term financing commitment, the Company expects to record an extraordinary loss relating to the extinguishment of debt of approximately $3,000,000 before taxes.

    The Company's ongoing capital requirements relate to the costs associated with its facilities under construction, routine capital expenditures, advances under the Financing Facility, potential acquisitions and implementation of growth strategies.

    The Company believes that its current borrowing capacity under its credit facility and its anticipated borrowing capacity under the Senior Credit Facilities, cash from operations and the cash received from the issuance of the 9 1/2% Notes in July 1997 will be sufficient to satisfy its working capital needs, capital commitments related to its facilities under construction, routine capital expenditures, advances under the Financing Facility, current debt service obligations and to fund potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its credit facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations, (iii) the availability of leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of securities in the public or private capital markets. The Company is currently evaluating several financing alternatives, which include the issuance of debt and/or equity. Even if the Company does not have an immediate need for additional financing, it may seek to access the public or private capital markets if it believes that conditions are favorable. In addition, such acquisitions or additional financing may require approval of various lenders under the Company's credit facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services. The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. The Company's results of operations would be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving reimbursement from intermediaries.

    In August 1997, Congress passed the Balanced Budget Act of 1997 (the "Act"), which includes among other things, changes to the reimbursement provisions applicable to skilled nursing and therapy services. The Act provides a prospective payment system, where the government pays a fixed fee per patient day to skilled nursing facilities to cover routine service costs and ancillary and capital related costs for beneficiaries receiving skilled services. For existing facilities, this prospective payment system will be phased in over a four year period, starting after July of 1998. The federal per diem rate will be based on average costs reported in 1995 and will be updated annually to reflect inflation. The Company is continuing to review the Act and its impact on the Company.

    The Company's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid Programs often require that the Company assume certain obligations relating to the reimbursement paid to the former operators of the facilities acquired by the Company. For example, the Company may be responsible for any final cost report settlements or findings in the examination process which result in the recoupment from the Company of reimbursement previously paid to the former owner if the former owner is unable to meet its repayment obligations.

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

    In March 1997, the Health Care Financing Authority ("HCFA") proposed revised salary equivalency guidelines for physical therapy and respiratory therapy, and proposed salary equivalency guidelines for occupational therapy and speech therapy provided by contract suppliers such as the Company's rehabilitation therapy subsidiary. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles. Implementation of the proposed guidelines by HCFA could directly or indirectly limit the reimbursement the Company and its customers receive for certain therapy services on a prospective basis. Such limitation on reimbursements could have a material adverse effect on the Company's results of operations. Additionally, if the proposed guidelines are adopted, it could have an adverse effect on the cash flow of the facilities to whom the Company provides services; thereby potentially adversely affecting the collectibility of amounts owed to the Company.

    In 1995, and periodically since then, HCFA has provided information to intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. If salary equivalency guidelines, such as the ones discussed above are implemented, such guidelines will govern reimbursement rates and the HCFA directives and reasonable cost guidelines discussed in this paragraph will become moot. In addition, some intermediaries require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. Any change in reimbursement rates resulting from implementation of the HCFA directives or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse affect on the Company's financial condition and results of operations (depending on the rates adopted) and customers' ability to pay for prior and continuing services.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Company-operated facilities. These related party regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company-operated facilities at the rates applicable to services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial portion" requirement.

    The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 72%, 74% and 73% of total rehabilitation and temporary therapy staffing services net revenues for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 56%, 55% and 64% of total respiratory therapy services net revenues for the six months ended June 30, 1997 and the year ended December 31, 1996 and the period from the date of acquisition of SunCare on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of SunCare on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78%, 78% and 78% of total pharmaceutical services revenues for the six months ended June 30, 1997, and the years ended December 31, 1996 and 1995. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

REGULATION

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

    It is the policy of the Company to comply with all applicable laws and regulations, and the Company believes that its subsidiaries are in substantial compliance with all material laws and regulations which are applicable to their businesses. However, given the extent to which the interpretation and implementation of applicable laws and regulations varies and the lack of clear guidance in the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries. In addition, if the Company is ever found to have engaged in improper practices, it could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief.

    In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the United States Department of Health and Human Services' Office of Inspector General ("OIG") and the United States Department of Justice. In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. The government is in the process of collecting information, and the Company has cooperated and continues to cooperate with the investigators.

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

    The Company is unable to determine at this time when the investigation will be concluded or what its precise scope might be. If there have been improper practices or the investigation is broader in scope that the Company currently understands it to be, depending on the nature and extent of such impropriety, the investigation may have a negative impact on the Company. However, based on its current understanding of the investigation, however, the Company does not believe that the outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations. From time to time the negative publicity surrounding the investigation adversely affected the private pay enrollment in certain inpatient facilities and slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which resulted in higher than required therapist staffing levels. The foregoing statements with respect to the outcome of the investigation are forward-looking and could be affected by a number of factors, including the actual scope of the investigation, the government's factual findings and the interpretation of Federal statutes and regulations by the government and federal courts and whether any such factual findings could serve as a basis for proceedings by other regulatory authorities.

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. The hearing is still in progress and the Company is unable to determine at this time when the investigation will be concluded or whether the evidence will warrant further administrative action or Medicaid reimbursement sanctions by DSS. However, based on the Company's current understanding of the investigation, the Company does not believe the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward-looking and could be affected by a number of factors, including factual findings and the interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other regulatory authorities.

LITIGATION

    In May 1997, the Company received court approval of the $24,000,000 settlement of certain class-action shareholder lawsuits which amount was previously paid in the fourth quarter of 1996. The Company received $9,000,000 during March 1997, from its director and officer liability insurance carrier for its claim submitted in connection with the settlement.

    On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. Plaintiffs purport to seek recision, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss.

    On September 8, 1995, a derivative action was filed in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have moved to dismiss the new complaint.

    The Company believes the SunCare Litigation and the derivative action will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the SunCare Litigation and the derivative action are forward-looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risk inherent in any litigation, particularly a jury trial, the existence, scope and number of any subsequently filed complaints and the outcome of the OIG investigation and all factors that could affect the outcome.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 (2.1)*    Agreement and Plan of Merger, dated as of July 26, 1997, by and among Sun
             Healthcare Group, Inc., Sunreg Acquisition Corp. and Regency Health Service,
             Inc.
 (2.2)*    Stockholder Agreement, dated as of July 26, 1997, among Sun Healthcare Group,
             Inc., Sunreg Acquisition Corp., and the persons listed on Schedule A thereto.
 (4.1)     Indenture related to the $250,000,000 9% Senior Subordinated Notes due 2007 by and
             between Sun Healthcare Group, Inc., the Guarantors named and herein, and First
             Trust National Association, dated July 8, 1997.
(11.1)     Computation of Earnings per Share
(27)       Financial Data Schedule

------------------------

*   Incorporated by reference from exhibits to the Company's Schedule 14D-1 and
    Schedule 13D, dated August 1, 1997.

(b) Reports on Form 8-K

    Report dated January 30, 1997 and filed April 14, 1997 reporting, among other things, the acquisition of Ashbourne PLC as no longer meeting the significance test of Regulation S-X when measured against Sun's Annual Report on Form 10-K for the year ended December 31, 1996.

    Report dated May 27, 1997 and filed May 30, 1997 reporting the Company's signing amendments to the exchange ratio from the previously signed definitive agreements with Retirement Care Associates, Inc. ("Retirement Care") and Contour Medical, Inc. ("Contour") under which the Company agreed to purchase Retirement Care and its 65% owned subsidiary Contour.

    Report dated June 17, 1997 and filed June 18, 1997 reporting the estimated costs and charges to be incurred in connection with the Company's acquisition of Retirement Care and Contour.

    Report dated July 9, 1997 and filed July 10, 1997 reporting the completion of a private placement by the Company of $250 million in Senior Subordinated Notes at an annual rate of 9.5%.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUN HEALTHCARE GROUP, INC.

Date: August 13, 1997           By:            /s/ ROBERT D. WOLTIL*
                                     -----------------------------------------
                                                  Robert D. Woltil
                                            PRINCIPAL FINANCIAL OFFICER

------------------------

*   Signing on the behalf of the Registrant and as principal financial officer.