Form 10-Q
period 1997-09-30
SUN HEALTHCARE GROUP INC
filed 1997-11-14
CIK 904978

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997

                                          or

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

         Yes     X                          No
              ------                            ------

As of November 7, 1997, there were 49,596,728 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                        INDEX

                FORM 10-Q  -  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

                                                                Page Numbers

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996                     3 - 4

         Consolidated Statements of Earnings (Loss)
         For the three months ended September 30, 1997 and 1996           5

         Consolidated Statements of Earnings
         For the nine months ended September 30, 1997 and 1996            6

         Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1997 and 1996        7 - 8

         Notes to Consolidated Financial Statements                  9 - 16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              17 - 34


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               35

Item 4.  Submission of Matters to a Vote of Security Holders             35

Item 6.  Exhibits and Reports on Form 8-K                                35

Signatures                                                               37

               SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                               (unaudited)


                                                  SEPTEMBER 30,  DECEMBER 31,
                    ASSETS                            1997            1996
                                                  -------------  ------------
                                               (In thousands, except share data)
Current assets:
     Cash and cash equivalents                           $2,418       $14,880
     Restricted cash                                      1,666         2,236
     Accounts receivable, net of allowance for
          doubtful accounts of $21,091
          at September 30, 1997 and $16,877
          at December 31, 1996                          379,011       282,268
     Other receivables                                   17,844        33,430
     Prepaids and other assets                           28,984        17,618
     Deferred tax asset                                     331        12,716
                                                  -------------  ------------


          Total current assets                          430,254       363,148
                                                  -------------  ------------

Property and equipment, net                             546,456       305,720
Goodwill, net                                           566,367       432,505
Other assets, net                                       168,649       115,056
Deferred tax asset                                          702        12,997
                                                  -------------  ------------

          Total assets                               $1,712,428    $1,229,426
                                                  -------------  ------------
                                                  -------------  ------------

(Continued on next page)

               SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               (unaudited)



                                                  SEPTEMBER 30,  DECEMBER 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY              1997         1996
                                                  -------------  ------------
                                               (In thousands, except share data)
Current liabilities:
     Current portion of long-term debt                  $42,180       $28,982
     Accounts payable                                    47,578        39,180
     Accrued compensation and benefits                   54,228        32,612
     Workers' compensation accrual                        9,901         7,863
     Payable to APTA shareholders                             -        23,545
     Other accrued liabilities                           37,607        19,384
     Income taxes payable                                 2,716             -
                                                  -------------  ------------
         Total current liabilities                      194,210       151,566
                                                  -------------  ------------

Long-term debt, net of current portion                  861,245       483,453
Other long-term liabilities                              12,994        14,813
Deferred income taxes                                    11,799         4,760
                                                  -------------  ------------
         Total liabilities                            1,080,248       654,592
                                                  -------------  ------------
Minority interest                                         2,328         2,697
                                                  -------------  ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock of $.01 par value,
        authorized 5,000,000 shares,
        none issued                                          -             -
     Common stock of $.01 par value,
          authorized 100,000,000 shares,
          51,622,018 and 51,142,729 shares
          issued and outstanding at
          September 30, 1997 and
          December  31, 1996, respectively                  516           511
     Additional paid-in capital                         639,687       611,434
     Retained earnings                                   75,492        22,313
     Cumulative translation adjustment                     (444)        3,718
                                                  -------------  ------------
                                                        715,251       637,976
                                                  -------------  ------------
Less:
            Unearned compensation                        14,816             -
            Common stock held in treasury, at
                 cost, 2,053,207 and 2,030,116
                 shares as of September 30, 1997
                 and December 31, 1996, respectively     25,574        25,069

            Grantor stock trust, at market,
                2,188,912 and 3,019,993 shares
                as of September 30, 1997 and
                December 31, 1996, respectively          45,009        40,770
                                                  -------------  ------------
          Total stockholders' equity                    629,852       572,137
                                                  -------------  ------------
          Total liabilities and stockholders'
          equity                                     $1,712,428    $1,229,426
                                                  -------------  ------------
                                                  -------------  ------------


             See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                     (unaudited)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                    1997          1996
                                                                ----------     ----------
                                                          (In thousands, except per share data)
Total net revenues                                              $  486,172     $  340,508
                                                                ----------     ----------
Costs and expenses:

  Operating                                                        396,461        279,348
  Corporate general and administrative                              23,743         16,012
  Provision for losses on accounts receivable                        3,963          2,503
  Depreciation and amortization                                     12,985          8,338
  Interest, net                                                     17,184          6,077
  Litigation settlement                                                  -         24,000
                                                                ----------     ----------
    Total costs and expenses                                       454,336        336,278
                                                                ----------     ----------

Earnings before income taxes                                        31,836          4,230

Income taxes                                                        12,416          9,792
                                                                ----------     ----------
  Net earnings (loss)                                              $19,420        $(5,562)
                                                                ----------     ----------
                                                                ----------     ----------

Net earnings per common and common equivalent share:
  Primary                                                            $0.41         $(0.12)
                                                                ----------     ----------
                                                                ----------     ----------
  Fully Diluted                                                      $0.39         $(0.12)
                                                                ----------     ----------
                                                                ----------     ----------

Weighted average number of common and common
     equivalent shares outstanding:
  Primary                                                           47,551         46,061
                                                                ----------     ----------
                                                                ----------     ----------
  Fully Diluted                                                     52,329         46,061
                                                                ----------     ----------
                                                                ----------     ----------


               See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ------------------------
                                                                   1997           1996
                                                                ----------      ---------
                                                           (In thousands, except per share data)
Total net revenues                                              $1,332,354       $986,251
                                                                ----------      ---------
Costs and expenses:

    Operating                                                    1,091,249        811,210
    Corporate general and administrative                            63,189         45,189
    Provision for losses on accounts receivable                     10,736          4,967
    Depreciation and amortization                                   37,332         24,826
    Interest, net                                                   42,670         18,987
    Litigation settlement                                               -          24,000
                                                                ----------      ---------
            Total costs and expenses                             1,245,176        929,179
                                                                ----------      ---------

Earnings before income taxes                                        87,178         57,072

Income taxes                                                        33,999         30,929
                                                                ----------      ---------
                                                                ----------      ---------
    Net earnings                                                   $53,179        $26,143
                                                                ----------      ---------
                                                                ----------      ---------
Net earnings per common and common equivalent share:
    Primary                                                          $1.13          $0.56
                                                                ----------      ---------
                                                                ----------      ---------
    Fully Diluted                                                    $1.07          $0.56
                                                                ----------      ---------
                                                                ----------      ---------

Weighted average number of common and common
    equivalent shares outstanding:
    Primary                                                         46,973         46,979
                                                                ----------      ---------
                                                                ----------      ---------
    Fully Diluted                                                   52,053         51,707
                                                                ----------      ---------
                                                                ----------      ---------

               See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ----------------------
                                                                          1997          1996
                                                                       --------       -------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                        $53,179        $26,143
     Adjustments to reconcile net earnings to net cash
     provided by (used for) operating activities -
     Depreciation and amortization                                        37,332         24,826
     Provision for losses on accounts receivable                          10,736          4,967
     Litigation settlement                                                   -           24,000
     Other, net                                                            2,076         (1,715)
     Changes in operating assets and liabilities:
          Accounts receivable                                           (102,115)       (33,360)
          Other current assets                                             3,535         (6,397)
          Other current liabilities                                       21,376         (5,793)
          Income taxes payable                                            36,827         22,969
                                                                        --------       --------

          Net cash provided by operating activities                       62,946         55,640
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                           (69,049)       (35,201)
     Acquisitions, net of cash acquired                                 (225,984)       (63,072)
     Purchase of minority interest in OmniCell Technologies, Inc.           -           (25,332)
     Net proceeds from sale of SunSurgery Corporation                       -            24,828
     Proceeds from sale and leaseback of property and equipment           80,476         33,794
     Other assets expenditures                                           (78,174)       (12,824)
                                                                        --------       --------

          Net cash used for investing activities                        (292,731)       (77,807)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                           510,685         49,223
     Long-term debt repayments                                          (288,391)        (5,007)
     Net proceeds from issuance of common stock                            5,055          1,356
     Purchases of treasury stock                                            (505)       (25,069)
     Other financing activities                                           (8,926)          (100)
                                                                        --------       --------

          Net cash provided by financing activities                      217,918         20,403
                                                                        --------       --------

Effect of exchange rate on cash and cash equivalents                        (595)            82
                                                                        --------       --------

Net decrease in cash and cash equivalents                                (12,462)        (1,682)

Cash and cash equivalents at beginning of period                          14,880         23,102
                                                                        --------       --------

Cash and cash equivalents at end of period                                $2,418        $21,420
                                                                        --------       --------
                                                                        --------       --------


              See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ----------------------
                                                                          1997          1996
                                                                       --------       -------
                                                                          (In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during period for:

        Interest net of $1,424 and $974 capitalized during the nine
        months ended September 30, 1997 and 1996, respectively           $44,052        $21,971
                                                                        --------       --------
                                                                        --------       --------

        Income taxes                                                     $(2,796)        $7,960
                                                                        --------       --------
                                                                        --------       --------

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:

     The Company's acquisitions during the nine months ended
        September 30, 1997 and 1996, involved the following:

        Fair value of assets acquired                                   $422,903        $69,420
        Liabilities assumed                                             (216,029)        (5,387)
        Cash payments made to former APTA shareholders                    19,300              -
        Fair value of stock and warrants issued                             (190)          (961)
                                                                        --------       --------
        Cash payments made, net of cash received from others            $225,984        $63,072
                                                                        --------       --------
                                                                        --------       --------

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 1997 and December 31, 1996, the consolidated results of its operations for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A-1 for the year ended December 31, 1996. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

    The FASB has also issued SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information."   This standard requires that a public
business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

2.  ACQUISITIONS

           The Company agreed in February 1997 to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers. Retirement Care also owns (and Sun would acquire) approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The amended terms of the merger (the "RCA Merger") provide for a purchase price of approximately $154.3 million in Common Stock (based upon the closing price of Sun's
Common Stock as of November 12, 1997) and the assumption of approximately $163.1 million of indebtedness (based on Retirement Care's June 30, 1997 balance sheet). Specifically, the agreement, as amended, calls for the Company to issue 0.52 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement). The Company expects that the RCA Merger will be accounted for as a pooling of interests. Sun has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in Common Stock or cash, at the option of Sun (the "Contour Merger"). The Contour Merger will be accounted for as a purchase.

    Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $21 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions and write-off of certain intangibles and property and equipment. Approximately $16 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the merger with Retirement Care is consummated. The remaining approximately $5 million of the estimated charges are expected to be expensed as incurred, as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and the Contour Merger.

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

    On January 30, 1997, a wholly owned subsidiary of the Company acquired all of the capital stock not previously owned by the Company of Ashbourne PLC ("Ashbourne"), which as of the date of acquisition provided healthcare services to patients through 49 nursing facilities in the United Kingdom. Pursuant to the acquisition, the Company paid approximately L67,300,000 ($110,100,000 as of the respective dates of payment) for the portion of Ashbourne totaling 70.8% not previously owned by the Company. The acquisition was accounted for as a purchase and the results of operations have been included in the Company's financial statements from the date of acquisition on January 30, 1997. The total fair value of 100% of Ashbourne's assets acquired, including goodwill of approximately $45,800,000, was approximately $337,500,000 and liabilities assumed totaled approximately $147,800,000 The allocation of the purchase price is preliminary and will be finalized upon the completion of asset valuations. In addition, the Company is still evaluating certain obligations of Ashbourne prior to the merger and further adjustments may result. The acquisition of Ashbourne is immaterial to the results of the Company and, therefore, pro forma information is not provided.

    On December 15, 1996 a wholly owned subsidiary of the Company acquired all of the capital stock of APTA Healthcare PLC ("APTA"), which, as of the date of acquisitions, provided healthcare services to patients through 32 nursing facilities in the United Kingdom. The Company paid cash totaling approximately L11,300,000 ($19,300,000 as of the respective dates of payment) to former stockholders of APTA and issued notes with a maturity not to exceed five years, totaling approximately L2,500,000 ($4,000,000 as of September 30, 1997) to the remaining stockholders of APTA who elected not to receive cash as consideration. The acquisition of Apta is immaterial to the results of the Company and, therefore, pro forma information is not provided.

    In July 1997, a wholly owned subsidiary of the Company acquired a majority interest in Eurosar, S.A., a privately owned operator of eight nursing homes in Spain.

    In August 1997, Sun acquired 38% of the equity of Alpha Healthcare Limited, a publicly held acute care provider in Australia. In addition, in November 1997, Sun acquired from Moran Health Care Group Pty Ltd. a majority interest in six hospitals in Australia.

    In addition, during the nine months ended September 30, 1997, the Company acquired from various third parties the net ownership of, leasehold rights to or the management contracts of 32 long-term care facilities in the United States and 22 long-term care facilities in the United Kingdom. Also during the nine months ended September 30, 1997, the Company acquired 10 pharmacies in the United States and 12 pharmacies in the United Kingdom. The pro forma impact of these acquisitions is immaterial.

3.  DISPOSITIONS

    In May 1997, the Company announced its intent to sell and divest itself of its outpatient rehabilitation clinics in the United States, as well as Columbia Health Care Inc., the Company's Canadian outpatient rehabilitation therapy subsidiary. The sale of the United States operations is expected to close in the first quarter of 1998, and to result in no material gain or loss. The Company has restructured its Canadian operations and is reevaluating its divestiture. The results of operations of these businesses are immaterial.

4.  PROPERTY AND EQUIPMENT

    During the nine months ended September 30, 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $30,639,000 in cash and approximately $5,600,000 in assumption of debt and leased them back under fourteen year leases. Also, during the nine months ended September 30, 1997, the Company, through its United Kingdom subsidiary, sold 27 of its long-term care facilities for approximately $49,837,000 and leased them back under 12-year leases. These transactions produced no material gain or loss.

5.  LONG-TERM DEBT

    On July 8, 1997, the Company issued $250,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes").
The net proceeds from the sale, approximately $243,000,000, were used to reduce outstanding borrowings under the Company's old revolving credit facility, which has subsequently been refinanced. The 9 1/2% Notes, which are subject to customary terms and covenants, are redeemable by the Company at a premium, in whole or in part, after July 1, 2002.

6.  COMMITMENTS

    (A)  CONSTRUCTION COMMITMENTS

    As of September 30, 1997, the Company had capital commitments of approximately $33,843,000, including a corporate office building and a long-term care facility, and various contracts related to improvements to existing facilities in the United States, and capital commitments of approximately L3,414,000 ($5,516,000 as of September 30, 1997), including various contracts related to the development, construction and completion of five new long-term care facilities in the United Kingdom.

    (B)  FINANCING COMMITMENTS

    The Company has agreed to lend up to $47,000,000 under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility are expected to be funded by borrowings under the Company's revolving credit facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totaled approximately $9,000,000 and $31,932,000 at December 31, 1996 and September 30, 1997. As
of September 30, 1997, eight assisted living facilities were under development. In addition, construction was completed on one facility in the third quarter of 1997. The Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase the facility, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

7.  STOCK INCENTIVE PLANS

    (A)  1997 STOCK INCENTIVE PLAN

    In January 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "Plan"). In September 1997, the Plan was approved by the Company's stockholders. Awards made under the Plan may be in the form of stock options, stock appreciation rights, stock awards, performance share awards, or other stock-based awards. The Plan replaced the old stock option plan for executives; however, awards currently outstanding under the old plan will not be affected. The Plan reserves 4,500,000 shares for awards. During the nine months ended September 30, 1997, the Company awarded an aggregate of 783,000 shares of restricted stock to 10 senior executives, which will be expensed over the vesting period. Approximately 107,000 of the restricted shares vested immediately. The remaining restricted stock awards vest ratably over four to five years.

    (B)  1997 NON-EMPLOYEE DIRECTORS' STOCK PLAN

In April 1997, the Board of Directors adopted the 1997 Non-Employee Directors' Stock Plan (the "Director Plan"). In September 1997, the Plan was approved by the Company's stockholders. Awards made under the Director Plan may be in the form of stock options or stock awards. The Director Plan replaced the old stock option plan for non-employee directors, and awards currently outstanding under the old plan will not be affected. The Director Plan reserves 400,000 shares for awards. In the nine months ended September 30, 1997, the Company awarded an aggregate of 15,080 shares of restricted stock, which will be expensed over the applicable vesting periods.


8.  NET EARNINGS PER SHARE

    Net earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of incremental shares of common stock contingently issuable upon exercise of stock options, warrants and restricted stock awards.

    Fully diluted net earnings is determined on the assumption that the 6% Debentures and the 6 1/2% Debentures were converted as of January 1, 1996. Net earnings is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of the 6 1/2% Debentures and the related income tax benefits.

9.  OTHER EVENTS

    (A)  GOVERNMENT INVESTIGATION

    In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the United States Department of Health and Human Services' Office of Inspector General ("OIG") and the United States Department of Justice. At this time, the Company does not know the full scope of the investigation. However, the Company currently believes that the investigation is focused principally on whether the Company provided and billed for unnecessary or unordered therapy services to residents of skilled nursing facilities and whether the Company adequately documented the therapy services which it provided.

    In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. The government continues to collect information, and the Company continues to cooperate with the investigators. The Company and the government have had preliminary discussions regarding a possible settlement of the investigation.

    The Company is unable to determine at this time when the investigation will be concluded, how large a monetary settlement the government may seek, the nature of any other remedies that may be sought by the government, whether or when a settlement will in fact occur or whether any such settlement or any other outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations. From time to time the negative publicity surrounding the investigation has in the past adversely affected the private pay enrollment in certain inpatient facilities and slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which resulted in higher than required therapist staffing levels. Negative publicity in the future could have a similar effect.

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

    On September 8, 1995, a derivative action was filed by Brickell Partners against certain of the Company's current and former directors and officers in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have moved to dismiss the new complaint.

    The Company believes the SunCare Litigation and the derivative action will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of any of these actions in any reporting period could have a material adverse impact on the Company's results of operations for that period.

    The Company has recently been notified by a law firm representing several national insurance companies that these companies believe Sun has engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company has begun discussions directly with these insurers and hopes to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

10. SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Convertible Subordinated Debentures and the 11 3/4% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  1997                1996
                                              -------------        ------------

Current assets                                      $93,993            $103,269
Noncurrent assets                                   398,938             429,555
Current liabilities                                  25,685              21,904
Noncurrent liabilities                               73,730              83,370
Due to parent                                       139,579             152,447



                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                    ------------------  -----------------

                                       1997      1996      1997      1996
                                       ----      ----      ----      ----

Net revenues                        $129,893  $118,127  $377,841  $351,298
Costs and expenses                   122,222   107,628   358,014   320,803
                                     -------   -------   -------   -------
Earnings before intercompany
   charges and income taxes            7,671    10,499    19,827    30,495
Intercompany charges (1)              20,196    13,933    54,528    39,859
                                     -------   -------   -------   -------

Earnings (loss) before income
    taxes                            (12,525)   (3,434)  (34,701)   (9,364)
Income taxes (benefit)                (4,885)     (702)  (13,533)   (1,685)
                                     -------   -------   -------   -------

Net earnings (loss)                  $(7,640)  $(2,732) $(21,168)  $(7,679)
                                     -------   -------   -------   -------
                                     -------   -------   -------   -------

--------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $8,126,000 and $8,512,000 for the three months ended September 30, 1997 and 1996, respectively; and $23,552,000 and $24,635,000 for the nine months ended September 30, 1997 and 1996, respectively. Royalty fees charged to Mediplex for the three months ended September 30, 1997 and 1996 for the use of Sun trademarks were $1,868,000 and $1,698,000, respectively; and $5,413,000 and $4,940,000 for the nine months ended September 30, 1997 and 1996, respectively. Intercompany interest charged to Mediplex for the three months ended September 30, 1997 and 1996 for advances from Sun was $10,203,000 and $3,723,000, respectively; and $25,564,000 and
$10,284,000 for the nine months ended September 30, 1997 and 1996, respectively.

11. SUBSEQUENT EVENTS

    On October 8, 1997, a wholly-owned subsidiary of the Company, through a tender offer acquired 98.4% of the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, institutional pharmacy and home health services in the United States. The remaining shares were converted into the right to receive $22.00 in cash per share. Total consideration for the shares acquired in the tender offer was approximately $345,200,000.

    On October 9, 1997, a wholly-owned subsidiary of the Company completed a tender offer for 100%, or $50,000,000, of Regency's 12.25% Junior Subordinated Notes due 2003 for approximately $61,000,000, and $109,600,000 of the $110,000,000 of Regency's 9.875% Senior Subordinated Notes due 2002 for approximately $126,700,000. As a result of the repurchase of this debt, the Company expects to record an extraordinary loss of approximately $34,500,000 before taxes in the fourth quarter of 1997. In addition, the Company repaid Regency's revolving credit facility of approximately $39,000,000.

    The acquisition of Regency, including certain transaction costs, and the tender offer for its debt, described above, were financed by borrowings of approximately $514,000,000 under the Company's Credit Facility (as described below) and approximately $83,000,000 of net proceeds received from the sale and leaseback of 30 facilities owned by Regency prior to its acquisition by the Company.

    On October 8, 1997 the Company entered into a Credit Agreement with certain lenders, certain co-agents, and NationsBank of Texas, N.A. as administrative lender to replace the Company's old revolving credit facility. On November 12, 1997, the Company entered into a First Amendment to Credit Agreement (the "Credit Facility"). The Credit Facility provides for borrowings by the Company of up to $1.2 billion consisting of $500,000,000 in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0% to 1% or the LIBOR rate plus.75% to 2.50%, and $700,000,000 in term loans which bear interest at the prevailing prime rate plus 0% to 1.5% or the LIBOR rate plus .75% to 3.0%. The revolving credit facility matures in November 2003 and the term loans begin amortization in March 1998 and reach final maturity in November 2005. Annual maturities for the next five years are as follows: 1998: $5,000,000; 1999: $25,000,000;
2000: $35,000,000; 2001: $45,000,000; 2002: $55,000,000 and thereafter:
$535,000,000. In connection with this refinancing, the Company expects to record an extraordinary loss of approximately $3,500,000 before taxes in the fourth quarter of 1997.

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

    The Company's results of operations for the three and nine months ended September 30, 1997 and 1996 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations.

    On October 8, 1997, a wholly-owned subsidiary of the Company, acquired 98.4% of the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a diversified provider of rehabilitation therapy, institutional pharmacy and home health services. At the date of acquisition, Regency provided healthcare services through 110 long-term care facilities in the United States.

    In February 1997, the Company agreed to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers, and its approximately 65% owned subsidiary, Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. In addition, the Company agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interest and the acquisition of the minority interest of Contour is expected to be accounted for as a purchase.

    At September 30, 1997, the Company operated 192 facilities with 22,802 licensed beds in the United States, 138 facilities with 7,965 licensed beds in the United Kingdom, and 8 facilities with 1,328 licensed beds in Spain. At December 31, 1996, the Company operated 160 facilities with 19,321 licensed beds in the United States and 75 facilities with 3,420 licensed beds in the United Kingdom.

    Between December 31, 1996 and September 30, 1997, the Company acquired a net 31 facilities in the United States and 6 facilities in the United Kingdom, resulting in a net increase of 3,327 and 379 licensed beds in the United States and United Kingdom, respectively. In addition, in January 1997, the Company acquired the portion not previously owned by the Company of Ashbourne PLC ("Ashbourne"), an operator of 49 nursing and residential support facilities with 3,613 licensed beds in the United Kingdom. In addition, between December 31, 1996 and September 30, 1997 the Company developed and opened one and eight facilities with a total of 154 and 553 licensed beds in the United States and United Kingdom, respectively.

    In addition, in July 1997, a wholly owned subsidiary of the Company acquired a majority interest in Eurosar, S.A., a privately owned operator of eight nursing homes in Spain with 1,328 licensed beds.

    In August 1997, Sun acquired 38% of the equity of Alpha Healthcare Limited, a publicly held acute care provider in Australia. In addition, in November 1997, Sun acquired from Moran Health Care Group Pty Ltd. a majority interest in six hospitals in Australia.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, the provision of respiratory care, and the distribution of related equipment and supplies. As of September 30, 1997, the Company provided its therapy services to 1,131 nonaffiliated facilities, an increase of 426 facilities from the 705 nonaffiliated facilities serviced at September 30, 1996.

    The Company's temporary therapy staffing service operations had 25 and 20 division offices at September 30, 1997 and September 30, 1996, respectively. During the nine months ended September 30, 1997, the Company provided a total of 2,104,000 temporary therapy staffing hours to nonaffiliates, an increase of 330,000 hours from the 1,774,000 nonaffiliated temporary therapy staffing hours provided during the nine months ended September 30, 1996.

    The Company's pharmaceutical service operations include the provision of pharmaceuticals and the distribution of related supplies. As of September 30, 1997, the Company operated 24 regional pharmacies, four in-house long-term care pharmacies, and one pharmaceutical billing and consulting center. As of September 30, 1996, the Company operated 15 regional pharmacies and 3 in-house long-term care pharmacies.

    The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom and Spain and acute care facilities in Australia, include the provision of outpatient therapy services in Canada through the Company's acquisition of Columbia Health Care Inc. ("Columbia") and pharmaceutical services in the United Kingdom. In May 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as in the United States. The Company has restructured its Canadian operations and is reevaluating its divestiture. The Company operated 19 pharmacies and one supply distribution center in the United Kingdom, and one pharmacy in Spain as of September 30, 1997.

The following table sets forth certain operating data for the Company as of the dates indicated:


                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                -------------------        YEAR ENDED
                                                                1997           1996       DECEMBER 31, 1996
                                                                ----           ----       -----------------
Long-term and Subacute Care Facility Operations:

     Long-term and subacute care facilities
          (including managed facilities):
          Domestic operations                                      192            153            160
          Foreign operations                                       146             41             75
                                                                   ---            ---            ---
               Total                                               338            194            235
                                                                   ---            ---            ---
                                                                   ---            ---            ---

     Licensed beds (including managed facilities):
          Domestic operations                                   22,802         18,720         19,321
          Foreign operations                                     9,293          2,032          3,420
                                                                ------         ------         ------
               Total                                            32,095         20,752         22,741
                                                                ------         ------         ------
                                                                ------         ------         ------

Therapy Service Operations:
     Nonaffiliated facilities served                             1,131            705            759
     Affiliated facilities served                                  175            146            152
                                                                 -----            ---            ---
               Total                                             1,306            851            911
                                                                 -----            ---            ---
                                                                 -----            ---            ---

Temporary Therapy Staffing Service Operations:
     Hours billed to nonaffiliates (in thousands)
          Three months ended September 30                          735            639              -
          Nine months ended September 30                         2,104          1,774              -
          Twelve months ended December 31                            -              -          2,402

Pharmaceutical Operations:
     Nonaffiliated facilities served                               422            329            325
     Affiliated Facilities served                                  156            109            112
                                                                   ---            ---            ---
               Total                                               578            438            437
                                                                   ---            ---            ---
                                                                   ---            ---            ---

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):


                                            THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                                        SEPTEMBER 30,
                             ---------------------------------------------     ----------------------------------------------
                                       1997                     1996                     1997                    1996
                              --------------------    --------------------     ---------------------      -------------------

Long-term and subacute
     care services              $295,464       61%       $215,071       63%       $807,321       61%       $626,857       64%
Therapy services to
     nonaffiliates                72,755       15          56,559       17         204,340       15         162,859       17
Foreign operations                53,029       11          15,987        5         139,119       10          41,830        4
Temporary therapy staffing
     services to nonaffiliates    35,965        7          31,360        9         103,202        8          85,795        9
Pharmaceutical services to
     nonaffiliates                26,674        5          18,706        5          71,533        5          51,198        5
Ambulatory surgery                    --       --              --       --              --       --          11,857        1
Management fees and other          2,285        1           2,825        1           6,839        1           5,855       --
                                --------      ----       --------      ----     ----------      ----       --------      ----
          Total net revenues    $486,172      100%       $340,508      100%     $1,332,354      100%       $986,251      100%
                                --------      ----       --------      ----     ----------      ----       --------      ----
                                --------      ----       --------      ----     ----------      ----       --------      ----

     Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to domestic affiliated facilities were $47,502,000 and $29,201,000 for the three months ended September 30, 1997 and 1996, respectively; and $116,934,000 and $83,733,000 for the nine months ended September 30, 1997 and 1996, respectively. Revenues provided to domestic affiliated facilities for pharmaceutical services were $9,382,000 and $4,594,000 for the three months ended September 30, 1997 and 1996, respectively; and $20,357,000 and $14,164,000 for the nine months ended September 30, 1997 and 1996, respectively.

     The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:


                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                     -------------           -------------
                                     1997      1996           1997     1996
                                     ----      ----           ----     ----

Total net revenues                   100.0%    100.0%         100.0%    100.0%
                                    ------    ------         ------    ------

Costs and expenses:
   Operating                          81.6      82.0           81.9      82.3
   Corporate general and
     administrative                    4.9       4.7            4.8       4.6
   Provision for losses on
   accounts receivable                 0.8       0.7            0.8       0.5
   Depreciation and amortization       2.7       2.5            2.8       2.5
   Interest, net                       3.5       1.8            3.2       1.9
   Litigation settlement                --       7.1           --         2.4
                                    ------    ------         ------    ------
     Total costs and expenses         93.5      98.8           93.5      94.2
                                    ------    ------         ------    ------
Earnings before income taxes           6.5       1.2            6.5       5.8
Income taxes                           2.5       2.8            2.5       3.1
                                    ------    ------         ------    ------
Net earnings                           4.0%     (1.6%)          4.0%      2.7%
                                    ------    ------         ------    ------
                                    ------    ------         ------    ------

The results of the Company's ambulatory surgery operations are immaterial to the Company's consolidated results and, therefore, this discussion excludes the Company's ambulatory surgery operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

          Total net revenues for the three months ended September 30, 1997 increased 43% from $340,508,000 for the three months ended September 30, 1996 to $486,172,000.

          Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $215,071,000 for the three months ended September 30, 1996 to $295,464,000 for the three months ended September 30, 1997, a 37% increase. Approximately $67,428,000 or 84% of this increase results from 57 leased or owned facilities acquired or opened since December 31, 1995. The remaining net revenue increase of $15,704,000, after giving effect to a decrease in net revenues of approximately $2,739,000 relating to three facilities sold during 1996 and four facilities sold during 1997, is primarily attributable to an increase in revenue per patient day on a same facility basis for the 128 leased or owned facilities in operation all of fiscal year 1996 and the nine months ended September 30, 1997. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

          Net revenues from therapy services to nonaffiliated facilities increased 29% from $56,559,000 for the three months ended September 30, 1996 to $72,755,000 for the three months ended September 30, 1997 primarily as a result of an increase in the number of nonaffiliated facilities served from 705 facilities at September 30, 1996 to 1,131 facilities at September 30, 1997.

          Net revenues from foreign operations increased 232% from $15,987,000 for the three months ended September 30, 1996 to $53,029,000 for the three months ended September 30, 1997. Approximately $32,406,000 or 87% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne PLC ("Ashbourne") during January 1997 and APTA Healthcare PLC ("APTA") during December 1996, which when combined, added approximately $25,000,000 of net revenues during the three months ended September 30, 1997.

          Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 15% from $31,360,000 for the three months ended September 30, 1996 to $35,965,000 for the three months ended September 30, 1997 primarily as a result of an increase in service hours billed to nonaffiliates from 639,000 hours in the three months ended September 30, 1996 to 735,000 hours in the three months ended September 30, 1997. The increase in service hours billed was primarily attributable to acquisitions.

          Net revenues from pharmaceutical services to nonaffiliated facilities increased 43% from $18,706,000 for the three months ended September 30, 1996 to $26,674,000 for the three months ended September 30, 1997. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 329 at September 30, 1996 to 422 at September 30, 1997. The increase in nonaffiliated facilities served was primarily the result of the acquisitions of pharmacies during 1997 and 1996.

          Operating expenses, which includes rent expense of $33,061,000 and $23,322,000 for the three months ended September 30, 1997 and 1996, respectively, increased 42% from $279,348,000 for the three months ended September 30, 1996 to $396,461,000 for three months ended September 30, 1997. The increase resulted primarily from the net increase of 49 leased or owned facilities during the year ended December 31, 1996 and 104 leased or owned facilities during the nine months ended September 30, 1997 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues decreased from 82.0% for the three months ended September 30, 1996 to 81.6% for the three months ended September

30, 1997. The decrease of operating expenses as a percentage of net revenues was primarily due to the operations in the United Kingdom including the acquisitions of Ashbourne and APTA whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. In addition, the decrease is partially offset by lower operating margins in the United Kingdom as occupancy rates in the United Kingdom have been negatively impacted by 19 newly developed long-term care facilities opened since December 31, 1995.

          Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 48% from $16,012,000 for the three months ended September 30, 1996 to $23,743,000 for the three months ended September 30, 1997. As a percentage of net revenues, corporate general and administrative expenses increased from 4.7% for the three months ended September 30, 1996 to 4.9% for the three months ended September 30, 1997. The increase was due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the development of the Company's foreign operations, newly acquired domestic operations, and implementation of new business strategies.

          The provision for losses on accounts receivable increased 58% from $2,503,000 for the three months ended September 30, 1996 to $3,963,000 for the three months ended September 30, 1997. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.7% for the three months ended September 30, 1996 to 0.8% for the three months ended September 30, 1997.

          Depreciation and amortization increased 56% from $8,338,000 for the three months ended September 30, 1996 to $12,985,000 for the three months ended September 30, 1997. As a percentage of net revenues, depreciation and amortization expense increased from 2.5% for the three months ended September 30,1996 to 2.7% for the three months ended September 30, 1997, respectively. The increase is primarily due to the assets acquired by the Company, including goodwill, of Ashbourne acquired during the first quarter of 1997 and APTA acquired during the fourth quarter of 1996.

          Net interest expense increased 183% from $6,077,000 for the three months ended September 30, 1996 to $17,184,000 for the three months ended September 30, 1997. As a percentage of net revenues, interest expense increased from 1.8% for the three months ended September 30, 1996 to 3.5% for
the three months ended September 30, 1997.   The increase was related to (i)
an increase in borrowing costs resulting from the Company's issuance of $250,000,000 of 9 1/2% Senior Subordinated Notes due 2007 and (ii) an increase in borrowings associated with the acquisitions of Ashbourne and APTA. Each of these acquisitions was financed by borrowings under the Company's revolving credit facility. The increase was also due to interest expense related to capital leases assumed by the Company as part of the Company's acquisitions of Ashbourne and APTA.

          In the third quarter of 1996, the Company reached an agreement in principle to settle certain of the class-action lawsuits brought by shareholders for $24,000,000. In the fourth quarter of 1996, the Company recognized as a reduction of the settlement cost, a $9,000,000 claim from its director and officer liability insurance carrier.

          The Company's effective tax rate was 39% for the three months ended September 30, 1997 and was 40% for the three months ended September 30, 1996. The decrease in the effective tax rate was due to a more favorable mix of state income in the United States than in the prior year.

          Net earnings were $19,420,000 for the three months ended September 30, 1997 as compared to net losses of $5,562,000 for the three months ended September 30, 1996. Net earnings increased from a net loss of 1.6%, as a percentage of net revenues for the three months ended September 30, 1996, to net earnings of 4.0% as a percentage of net revenues for the three months ended September 30, 1997. Net earnings before the litigation costs for the three months ended September 30, 1996 was $16,938,000 or 5.0% as a percentage of net revenues. The margin decrease was primarily due to the increased costs and lower margins from the Company's nursing home operations in the United Kingdom, including the borrowing costs associated with acquisitions in the United Kingdom (discussed above).

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

          Total net revenues for the nine months ended September 30, 1997 increased 35% from $986,251,000 for the nine months ended September 30, 1996 to $1,332,354,000.

          Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $626,857,000 for the nine months ended September 30, 1996 to $807,321,000. for the nine months ended September 30, 1997, a 29% increase. Approximately $143,342,000 or 79% of this increase results from 57 leased or owned facilities acquired or opened since December 31, 1995. The remaining net revenue increase of $46,194,000, after giving effect to a decrease in net revenues of approximately $9,072,000 relating to three facilities sold during 1996 and four facilities sold during 1997, is primarily attributable to an increase in revenue per patient day on a same facility basis for the 128 leased or owned facilities in operation all fiscal year 1996 and the nine months ended September 30, 1997. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

          Net revenues from therapy services to nonaffiliated facilities increased 25% from $162,859,000 for the nine months ended September 30, 1996 to $204,340,000 for the nine months ended September 30, 1997 primarily as a result of an increase in the number of nonaffiliated facilities served from 705 facilities at September 30, 1996 to 1,131 facilities at September 30, 1997.

          Net revenues from foreign operations increased 233% from $41,830,000 for the nine months ended September 30, 1996 to $139,119,000 for the nine months ended September 30, 1997. Approximately $84,581,000 or 87% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne during January 1997 and APTA during December of 1996, which when combined, added approximately $75,300,000 of net revenues during the nine months ended September 30, 1997.

          Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 20% from $85,795,000 for the nine months ended September 30, 1996 to $103,202,000 for the nine months ended September 30, 1997 primarily as a result of an increase in service hours billed to nonaffiliates from 1,774,000 hours in the nine months ended September 30, 1996 to 2,104,000 hours in the nine months ended September 30, 1997. The increase in service hours billed was primarily attributable to new offices acquired.

          Net revenues from pharmaceutical services to nonaffiliated facilities increased 40% from $51,198,000 for the nine months ended September 30, 1996 to $71,533,000 for the nine months ended September 30, 1997. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 329 at September 30, 1996 to 422 at September 30, 1997. The increase in nonaffiliated facilities served was the result of the acquisitions of pharmacies during 1997 and 1996.

          Operating expenses, which includes rent expense of $93,734,000 and $66,616,000 for the nine months ended September 30, 1997 and 1996, respectively, increased 35% from $811,210,000 for the nine months ended September 30, 1996 to $1,091,249,000 for the nine months ended September 30, 1997. The increase resulted primarily from the net increase of 49 leased or owned facilities during the year ended December 31, 1996 and 104 leased or owned facilities during the nine months ended September 30, 1997 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues decreased from 82.3% for the nine months ended September 30, 1996 to 81.9% for the nine months ended September 30, 1997. The decrease in operating expenses as a percentage of net revenues was primarily due to the acquisitions of Ashbourne and APTA whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. In addition, the decrease is partially offset by lower operating margins in the United Kingdom as occupancy rates in the United Kingdom have been negatively impacted by 19 newly developed long-term care facilities opened since December 31, 1995.

          Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 40% from $45,189,000 for the nine months ended September 30, 1996 to $63,189,000 for the nine months ended September 30, 1997. As a percentage of net revenues, corporate general and administrative expenses increased from 4.6% for the nine months ended September 30, 1996 to 4.8% for the nine months ended September 30, 1997. The increase was also due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the development of the Company's foreign operations, newly acquired domestic operations, and implementation of new business strategies.

          The provision for losses on accounts receivable increased 116% from $4,967,000 for the nine months ended September 30, 1996 to $10,736,000 for the nine months ended September 30, 1997. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.5% for the nine months ended September 30, 1996 to 0.8% for the nine months ended September 30, 1997. In the second half of 1996, the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see"Liquidity and Capital Resources").

          Depreciation and amortization increased 50% from $24,826,000 for the nine months ended September 30, 1996 to $37,332,000 for the nine months ended September 30, 1997. As a percentage of net revenues, depreciation and amortization expense increased from 2.5% for the nine months ended September 30, 1996 to 2.8% for the nine months ended September 30, 1997, respectively. The increase is primarily due to the assets acquired by the Company, including goodwill, of Ashbourne acquired during the first quarter of 1997 and APTA acquired during the fourth quarter of 1996.

          Net interest expense increased 125% from $18,987,000 for the nine months ended September 30, 1996 to $42,670,000 for the nine months ended September 30, 1997. As a percentage of net revenues, interest expense increased from 1.9% for nine months ended September 30, 1996 to 3.2% for the nine months ended September 30, 1997. The increase was related to (i) an increase in borrowing costs resulting from the Company's issuance of $250,000,000 of 9 1/2% Senior Subordinated Notes due 2007 and (ii) an increase in borrowings associated with the acquisitions of Ashbourne and APTA. Each of these acquisitions was financed by borrowings under the Company's revolving credit facility. The increase was also due to interest expense related to capital leases assumed by the Company as part of the Company's acquisitions of Ashbourne and APTA.

          In the third quarter of 1996, the Company reached an agreement in principle to settle certain of the class-action lawsuits brought by shareholders for $24,000,000. In the fourth quarter of 1996, the Company recognized as a reduction of the settlement cost, a $9,000,000 claim from its director and officer liability insurance carrier.

          The Company's effective tax rate was 39% for the nine months ended September 30, 1997 and was 40% for the nine months ended September 30, 1996. The decrease in the effective tax rate was due to a more favorable mix of state income in the United States than in the prior year.

          Net earnings were $53,179,000 for the nine months ended September 30, 1997 as compared to net earnings of $26,143,000 for the nine months ended September 30, 1996. As a percentage of net revenues, net earnings were 2.7% for the nine months ended September 30, 1996 and 4.0% for the nine months ended September 30, 1997. Net earnings before the litigation costs for the nine months ended September 30, 1996 were $48,644,000, or 4.9% as a percentage of net revenues. The margin decrease was primarily due to the increased costs and lower margins from the Company's nursing home operations in the United Kingdom, including the borrowing costs associated with acquisitions in the United Kingdom (discussed above).

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1997, the Company had working capital of $236,044,000, including cash and cash equivalents of $2,418,000, as compared to working capital of $211,582,000, including cash and cash equivalents of $14,880,000 at December 31, 1996. For the nine months ended September 30, 1997, net cash provided by operations was $62,476,000 compared to net cash provided by operations for the nine months ended September 30, 1996 of $55,640,000. The net cash provided by operations for the nine months ended September 30, 1997 reflects the Company's growth in net earnings, reduced Federal and state tax payments due to realization of certain deferred tax assets, and receipt of $9,000,000 from the Company's director and officer insurance carrier and timing of certain obligations of the Company. This was offset by the net cash used for operations to fund an increase in accounts receivable (as discussed below).

          The Company's accounts receivable have increased since January 1, 1997. Accounts receivable increased in part because of the growth in the Company's therapy and pharmaceutical services businesses since January 1, 1997; however, accounts receivable for the Company's therapy rehabilitation services to nonaffiliates have increased by $22,867,000 since December 31, 1996 to $102,767,000 at September 30, 1997, and continue to increase disproportionately to the growth in net revenues from that line of business. Collections of rehabilitation therapy services receivables from nonaffiliated facilities have slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries which, in some instances, have been delayed because fiscal intermediaries are conducting reviews of such facilities' therapy claims. As a result, the Company increased its provision for losses on accounts receivable in mid-1996 (see "Results of Operations").

          Other significant operating uses and receipt of cash for the nine months ended September 30, 1997 were payments of $45,476,000 for interest and the receipt of net refunds totaling $2,796,000 for income taxes.

          In May 1997, the Company received court approval of the $24,000,000 settlement of certain class-action shareholder lawsuits which amount was previously paid during the fourth quarter of 1996. The Company received $9,000,000 during March 1997 from its director and officer liability insurance carrier for its claims submitted in connection with the settlement. In addition, the Company accrued additional charges and expenses of $4,250,000 in 1996 and $5,505,000 in 1995 related to monitoring and responding to the continuing OIG investigation and responding to the shareholder litigation matters. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see

"Effects from Changes in Reimbursement" and "Litigation"). As of September 30, 1997, an accrual of $3,179,000 related to the previously recorded charges and expenses remained.

          The Company incurred $69,049,000 and $35,201,000 in capital expenditures during the nine months ended September 30, 1997 and 1996, respectively. Substantially all such expenditures during the nine months ended September 30, 1997 were for the continued development and construction of one facility in the United States and nine new facilities in the United Kingdom, and routine capital expenditures. These expansions were financed through borrowings under the Company's old revolving credit facility, which was subsequently refinanced by the Credit Facility. The Company had capital expenditure commitments, as of September 30, 1997, under various contracts, including approximately $33,843,000 in the United States and L3,414,000 ($5,516,000 as of September 30, 1997) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States and five facilities in the United Kingdom.

          The Company paid $225,984,000 and $63,072,000 for acquisitions during the nine months ended September 30, 1997 and 1996, respectively. This includes $110,100,000 and $19,300,000 of cash paid by the Company during the nine months ended September 30, 1997 to former stockholders of Ashbourne and APTA, respectively. In addition, the Company issued L2,500,000 ($4,000,000 as of September 30, 1997) of notes, with a maturity not to exceed five years, to former stockholders of APTA who elected not to receive cash as consideration. During the nine months ended September 30, 1997, the Company acquired the operations of nine long-term care and assisted living facilities for $12,000,000 in addition to the assumption of all the facilities' leases. In connection with this acquisition, the Company agreed to provide financing of $5,800,000 to the owner of the nine facilities for expansion of certain of the facilities. Both acquisitions were funded by borrowings under the Company's old credit facility, which was subsequently refinanced by the Credit Facility.

          In July 1997, a wholly owned subsidiary of the Company acquired a majority interest in Eurosar, S.A., a privately owned operator of eight nursing homes in Spain.

          In August 1997, Sun acquired 38% of the equity of Alpha Healthcare Limited, a publicly held acute care provider in Australia. In addition in November 1997, Sun acquired from Moran Health Care Pty Ltd. a majority interest in six hospitals in Australia.

          In April 1997, a wholly owned subsidiary of the Company acquired the operations of 13 long-term care facilities which had previously been managed by the Company since the third quarter of 1996, for a purchase price of $12,572,000, including the assumption of $10,722,000 in long-term debt. In addition, the Company has extended financing of approximately $14,800,000 to the former operators of these facilities. During the nine months ended September 30, 1997, the Company acquired a total net ownership of, the leasehold rights to, or the management of 58 long-term care facilities in the United Kingdom, including 49 facilities acquired in the acquisition of Ashbourne, ten long-term care facilities in the United States, and nine long-term care facilities in Spain. The Company also acquired or opened seven pharmacies in the United States and nine pharmacies in the United Kingdom.

           The Company agreed in February 1997 to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers. Retirement Care also owns (and Sun would acquire) approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The amended terms of the merger (the "RCA Merger") provide for a purchase price of approximately $154.3 million in Common Stock (based upon the closing price of Sun's
Common Stock as of November 12, 1997) and the assumption of approximately $163.1 million of indebtedness (based on Retirement Care's June 30, 1997 balance sheet). Specifically, the agreement, as amended, calls for the Company to issue 0.52 shares of common stock in exchange for each outstanding share of Retirement Care common stock (subject to adjustment as provided in the agreement). The Company expects that the RCA Merger will be accounted for as a pooling of interests. Sun has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in Common Stock or cash, at the option of Sun (the "Contour Merger"). The Contour Merger will be accounted for as a purchase.

     Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $21 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions and write-off of certain intangibles and property and equipment. Approximately $16 million of these estimated charges are expected to be charged to operations in the fiscal quarater in which the RCA Merger is consummated. The remaining approximately $5 million of the estimated charges are expected to be expensed as incurred, as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and Contour Merger.

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

          On October 8, 1997, a wholly-owned subsidiary of the Company, through a tender offer, acquired 98.4% of the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, institutional pharmacy and home health services in the United States. The remaining shares were converted into the right to receive $22.00 in cash per share. Total consideration for the shares acquired in the tender offer was approximately $345,200,000.

          On October 9, 1997, a wholly-owned subsidiary of the Company, completed a tender offer for 100%, or $50,000,000, of Regency's 12.25% Junior Subordinated Notes due 2003 for approximately $61,000,000, and $109,600,000 of the $110,000,000 of Regency's 9.875% Senior Subordinated Notes due 2002 for approximately $126,700,000. As a result of the repurchase of the debt, the Company expects to record an extraordinary loss of approximately $34,500,000 before taxes in the fourth quarter of 1997. In addition, the Company repaid Regency's revolving credit facility of approximately $39,000,000. As of the date of acquisition, and prior to the tender, Regency had $229,531,000 of outstanding indebtedness.

          The acquisition of Regency, including certain transaction costs, and the tender offer for its debt, desccribed above, were financed by borrowings of approximately $514,000,000 under the Company's Credit Facility (as described below) and approximately $83,000,000 of net proceeds received from the sale and leaseback of 30 facilities owned by Regency prior to its acquisition by the Company.

     The Company conducts business outside of the United States, in the United Kingdom, in Spain, in Australia, and in Canada. The foreign operations accounted for 11% and 4% of the Company's total net revenues during the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively, and 30% of the Company's consolidated total assets as of September 30, 1997. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

     During the nine months ended September 30, 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $30,639,000 in cash and approximately $5,600,000 in assumption of debt and leased them back under fourteen year leases. Also, during the nine months ended September 30, 1997, the Company, through its United Kingdom subsidiary, sold 27 of its long-term care facilities for approximately $49,837,000 and leased them back under 12-year leases.

     The Company expects to lend up to $47,000,000, under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility are expected to be funded by borrowings under the Company's Credit Facility (as defined below) and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totalled approximately $9,000,000 and $31,932,000 at December 31, 1996 and September 30, 1997. As of September 30, 1997, nine assisted living facilities were under development. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

     At September 30, 1997, the Company had, on a consolidated basis, $903,425,000 of outstanding indebtedness, including $278,600,000 of indebtedness under its old $490,000,000 credit facility. The Company also had $27,428,000 of outstanding standby letters of credit under the old credit facility as of September 30, 1997.

     On July 8, 1997, the Company issued $250,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes").
The net proceeds from the sale of approximately $243,000,000 were used to reduce outstanding borrowings under the Company's old revolving credit facility which has subsequently been refinanced. The 9 1/2% Notes, which are subject to customary terms and covenants, are redeemable by the Company at a premium, in whole or in part, after July 1, 2002.

     On October 8, 1997 the Company entered into a Credit Agreement with certain lenders, certain co-agents, and NationsBank of Texas, N.A. as administrative lender to replace the Company's old revolving credit facility. On November 12, 1997, the Company entered into a First Amendment to Credit Agreement (the "Credit Facility"). The Credit Facility provides for borrowings by the Company of up to $1.2 billion consisting of $500,000,000 in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0% to 1% or the LIBOR rate plus .75% to 2.50%, and $700,000,000 in term loans which bear interest at the prevailing prime rate plus 0% to 1.5% or the LIBOR rate plus .75% to 3.0%. The revolving credit facility matures in November 2003 and the term loans begin amortization in March 1998 and reach final maturity in November 2005. Annual maturities for the next five years are as follows: 1998: $5,000,000; 1999: $25,000,000;
2000: $35,000,000; 2001: $45,000,000; 2002: $55,000,000 and thereafter:
$535,000,000. In connection with this refinancing, the Company expects to record an extraordinary loss of approximately $3,500,000 before taxes in the fourth quarter of 1997.

     The Company's ongoing capital requirements relate to, among other things, the costs associated with its facilities under construction, routine capital expenditures, advances under the Financing Facility, potential acquisitions and implementation of growth strategies.

     The Company believes that its current borrowing capacity under its Credit Facility, cash from operations and the cash received from the issuance of the 9 1/2% Notes in July 1997 will be sufficient to satisfy its working capital needs, capital commitments related to its facilities under construction, routine capital expenditures, advances under the Financing Facility, current debt service obligations and to fund potential conversions of 6 1/2% Convertible Debentures. The Company is currently evaluating several financing alternatives, which include the issuance of debt and/or equity. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its Credit Facility, (ii) the use of operating leases and common stock in the future as a means of acquiring facilities and new operations, (iii) the availability of leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of securities in the public or private capital markets. There can be no assurance that the Company will not seek additional sources of financing in the next twelve months. Even if the Company does not have an immediate need for additional financing, it may seek to access the public or private capital markets if it believes that conditions are favorable. In addition, such additional financing may be subject to certain restrictions including mandatory prepayment provisions in the Credit Facility or otherwise require approval of various lenders under the Company's Credit Facility. On November 11, 1997, the Company amended its shelf registration statement on Form S-3 to, among other things, increase the amount of securities which may be sold thereunder to $1 billion, which sales are subject to the Registration Statement being declared effective by the Securities and Exchange Commission. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

     The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services. The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. The
Company's results of operations would be materially and adversely effected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving reimbursement from intermediaries.

     In August 1997, Congress passed the Balanced Budget Act of 1997 (the "Act"), which includes among other things, changes to the reimbursement provisions applicable to skilled nursing and therapy services. The Act provides for a prospective payment system, where the government pays a fixed fee per patient day to skilled nursing facilities to cover routine service costs and ancillary and capital related costs for beneficiaries receiving skilled services. For existing facilities, this prospective payment system will be phased in over a four year period, starting after July 1998. The Federal per diem rate will be based on average costs reported in 1995 and will be updated annually to reflect inflation. The Company is continuing to review the Act and its impact on the Company.

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

     In March 1997, the Health Care Financing Authority ("HCFA") proposed revised salary equivalency guidelines for physical therapy and respiratory therapy, and proposed salary equivalency guidelines for occupational therapy and speech therapy provided by contract suppliers such as the Company's rehabilitation therapy subsidiary. Reimbursement for such services is currently evaluated under Medicare's reasonable cost principles. Implementation of the proposed guidelines by HCFA could directly or indirectly limit the reimbursement the Company and its customers receive for certain therapy services on a prospective basis. Such limitation on reimbursements could have a material adverse effect on the Company's results of operations. Additionally, if the proposed guidelines are adopted, it could have an adverse effect on the cash flow of the facilities to whom the Company provides services, thereby potentially adversely affecting the collectibility of amounts owed to the Company.

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

     In the Balanced Budget Act of 1997, Congress established a $1,500 per beneficiary, per discipline, annual cap on Medicare reimbursement of Part B outpatient therapy. The cap is effective for services rendered on or after January 1, 1998. Providers will be permitted to bill patients for services rendered in excess of the cap. In addition, Congress mandated the development of a fee schedule which will apply to Part B outpatient therapy services rendered on or after January 1, 1999.

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

     The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 71%, 74% and 73% of total rehabilitation and temporary therapy staffing services net revenues for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 58%, 55% and 64% of total respiratory therapy services net revenues for the nine months ended September 30, 1997 and the year ended December 31, 1996 and the period from the date of acquisition of SunCare on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of SunCare on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78%, 78% and 78% of total pharmaceutical services revenues for the nine months ended September 30, 1997, and the years ended December 31, 1996 and 1995. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

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

     It is the policy of the Company to comply with all applicable laws and regulations, and the Company believes that its subsidiaries are in substantial compliance with all material laws and regulations which are applicable to their businesses. However, given the extent to which the interpretation and implementation of applicable laws and regulations vary and the lack of clear guidance in many of the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries. In addition, if the Company is ever found to have engaged in improper practices, it could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief.

     In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the United States Department of Health and Human Services' Office of Inspector General ("OIG") and the United States Department of Justice. At this time, the Company does not know the full scope of the investigation. However, the Company currently believes that the investigation is focused principally on whether the Company provided and billed for unnecessary or unordered therapy services to residents of skilled nursing facilities and whether the Company adequately documented the therapy services which it provided.

     In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. The government continues to collect information, and the Company continues to cooperate with the investigators. The Company and the government have had preliminary discussions regarding a possible settlement of the investigation.

    The Company is unable to determine at this time when the investigation will be concluded, how large a monetary settlement the government may seek, the nature of any other remedies that may be sought by the government, whether or when a settlement will in fact occur or whether any such settlement or any other outcome of the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statements with respect to the outcome of the investigation are forward-looking and could be affected by a number of factors, including the actual scope of the investigation, the government's factual findings and the interpretation of Federal statutes and regulations by the government and federal courts and whether any such factual findings could serve as a basis for proceedings by other governmental authorities. From time to time the negative publicity surrounding the investigation has in the past adversely affected the private pay enrollment in certain inpatient facilities and slowed the Company's success in obtaining additional outside contracts in the rehabilitation therapy business, which resulted in higher than required therapist staffing levels. Negative publicity in the future could have a similar effect.

     In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. The Company recently learned that the DSS is also investigating information submitted for cost reporting periods prior to 1993. The hearing is still in progress and the Company is unable to determine at this time when the investigation will be concluded or whether the evidence will warrant further administrative action or Medicaid reimbursement sanctions by DSS. However, based on the Company's current understanding of the investigation, the Company does not believe the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward-looking and could be affected by a number of factors, including factual findings and the interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other governmental authorities in Connecticut or elsewhere.

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

     On September 8, 1995, a derivative action was filed by Brickell Partners against certain of the Company's current and former directors and officers in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain current and former of the Company's directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. Defendants have moved to dismiss the new complaint.

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

     The Company has recently been notified by a law firm representing several national insurance companies that these companies believe Sun has engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company has begun discussions directly with these insurers and hopes to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's Annual Meeting of Stockholders was held on September 18, 1997.

(b) Andrew L. Turner, Robert A. Levin and Robert D. Woltil were reelected to three year terms on the Board of Directors which will expire at the Annual Meeting of Stockholders in 1999.

(c) The other matters voted at the meeting and the results were as follows:

    (1)  Approval of Sun Healthcare Group, Inc. 1997 Stock Incentive Plan

                 FOR           AGAINST      ABSTAIN     NON-VOTE
                 ---           -------      -------     --------
              23,238,149     7,515,627      277,719     7,623,501

    (2) Approval of the Sun Healthcare Group, Inc. 1997 Non-Employee Directors' Stock Plan

                 FOR           AGAINST      ABSTAIN     NON-VOTE
                 ---           -------      -------     --------
              26,667,241     4,042,288      321,966    7,623,501

    (3) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 1997.

                 FOR           AGAINST      ABSTAIN
                 ---           -------      -------
              38,389,750       131,336      133,910

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (10.1) Credit Agreement among Sun Healthcare Group, Inc., certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, dated October 8, 1997.

    (10.2) Form of First Amendment to Credit Agreement among Sun Healthcare Group, Inc., certain lenders, certain co-agents and NationsBank of Texas, N.A., as Administrative Lender, to be dated as of November 12, 1997.

    (10.3) Lease Agreement for Evergreen Nursing and Convalescent Centre dated as of June 5, 1997, between Effingham
              Associates, L.L.C. ("Lessor") and Sunrise Healthcare Corporation ("Lessee").

    (10.4)    Unconditional Guaranty of Lease dated as of June 5,
              1997, between Effingham Associates, L.L.C. ("Lessor") and Sun Healthcare Group, Inc. ("Guarantor").

    (11.1)    Computation of Earnings per Share

     (27.1)     Financial Data Schedule

(b) Reports on Form 8-K

    Report dated July 9, 1997 and filed July 9, 1997 reporting the completion of a private placement by the Company of $250 million in Senior Subordinated Notes at an annual rate of 9.5%.

    Report dated August 21, 1997 and filed August 26, 1997, reporting on Amendment to the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendment No. 1 thereto dated as of May 27, 1997, by and among Sun Retirement Care Associates, Inc., and Peach Acquisition Corporation.

    Report dated October 8, 1997 and filed October 23, 1997 reporting the completion of a tender offer to purchase all of the outstanding shares of common stock of Regency Health Services, Inc. on October 8, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SUN HEALTHCARE GROUP, INC.




Date:  November 13, 1997               By:  /s/ Robert D. Woltil       *
                                            ----------------------------
                                            Robert D. Woltil
                                            Principal Financial Officer






*Signing on the behalf of the Registrant and as principal financial officer.