Form 10-K405/A
period 1996-12-31
SUN HEALTHCARE GROUP INC
filed 1998-02-05
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-2

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


                                101 SUN AVENUE, NE
                         ALBUQUERQUE, NEW MEXICO 87109
                                 (505) 821-3355


                  (Address and telephone number of Registrant)


                                101 SUN LANE, NE
                         ALBUQUERQUE, NEW MEXICO 87109

                 (former address if changed since last report)


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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


                            ------------------------


    On February 2, 1998, Sun Healthcare Group, Inc. had 49,493,507 outstanding shares of Common Stock, net of treasury shares. Of those, 42,153,925 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on February 2, 1998, was approximately $793,000,000.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

GENERAL

    Sun Healthcare Group, Inc. ("Sun", the "Company" or the "Registrant") hereby amends its Annual report on Form 10-K for the fiscal year ended December 31, 1996 by deleting its response to Items 1, 2 and 3 contained in its original filing and replacing such section with the following sections 1, 2 and 3.

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

    The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                ------------------
SOURCES OF REVENUES                                             1996   1995   1994
--------------------------------------------------------------  ----   ----   ----
Medicaid......................................................   31%    34%    40%
Medicare......................................................   23     23     20
Private pay and other (1).....................................   41     41     39
Foreign operations............................................    5      2      1

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


    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to affiliated facilities. These related party regulations require that, among other things, (i) the Company's rehabilitation and respiratory and pharmaceutical subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary must be transacted with nonaffiliated entities, and there is an open, competitive market for the relevant services; (iii) rehabilitation and respiratory therapy services and pharmaceutical services, as the case may be, are services that commonly are obtained by long-term and subacute care facilities from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by such long-term and subacute care facilities; and (iv) the prices charged to the Company's long-term and subacute care facilities by its rehabilitation and respiratory therapy services subsidiaries and pharmaceutical subsidiary are in line with the charges for such services in the open market and no more than the prices charged by its rehabilitation and respiratory therapy services and pharmaceutical subsidiaries under comparable circumstances to nonaffiliated long-term and subacute care facilities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where the issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial portion" requirement.


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

    The Company believes that the aggregate occupancy percentages for all of its facilities were 90%, 92% and 91% in the United States and 88%, 89% and 86% in the United Kingdom for the years ended December 31, 1994, 1995 and 1996, respectively. However, the Company believes that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement." The Company computes average occupancy percentages by dividing the total number of beds sold by the total number of licensed beds available for use during the periods indicated.


    FACILITIES IN THE UNITED STATES. The following table sets forth certain information concerning the long-term and subacute care facilities owned, leased or managed by the Company in the United States as of December 31, 1996. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                                   NUMBER OF        NUMBER OF
STATE                                              FACILITIES   LICENSED BEDS (1)
-------------------------------------------------  ----------   -----------------
Massachusetts (2)................................      35             4,574
Texas............................................      22             2,705
Washington (3)...................................      21             1,924
California (4)...................................      17             2,185
Connecticut (5)..................................      15             2,159
Arizona..........................................      10             1,527
Illinois.........................................       9               980
Idaho (6)........................................       9               813
New Jersey (7)...................................       5               766
New Mexico.......................................       4               277
Florida (3)......................................       3               390
Oklahoma.........................................       2               135
Oregon...........................................       2               195
Colorado (3).....................................       1               117
Kentucky.........................................       1                55
Louisiana........................................       1               177
Maryland.........................................       1               170
Indiana..........................................       1                95
Iowa.............................................       1                77
                                                      ---            ------
                                                      160            19,321
                                                      ---            ------
                                                      ---            ------

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

                                                                    NUMBER OF
                                                   NUMBER OF       REGISTERED
COUNTY                                             FACILITIES        BEDS(1)
-------------------------------------------------  ----------   -----------------
Nottinghamshire (2)..............................      12               459
West Midlands (3)................................      12               542
Leicestershire (4)...............................       5               219
Derbyshire (4)...................................       4               176
Merseyside (5)...................................       4               226
Tyne and Wear (6)................................       4               188
Berkshire (7)....................................       3               112
Greater Manchester (4)...........................       3               115
London (6).......................................       3               175
Owent............................................       3               119
Staffordshire (5)................................       3               154
Clwyd (4)........................................       2                89
Londonderry......................................       2                96
South Yorkshire (5)..............................       2               143
Armagh (5).......................................       1                41
Cambridgeshire (5)...............................       1                19
Cheshire (5).....................................       1                40
Down.............................................       1                40
Essex (5)........................................       1                50
Humberside.......................................       1                86
Midglamoargan....................................       1                60
Newry............................................       1                39
Norfolk (5)......................................       1                13
Shropshire.......................................       1                65
Suffolk (5)......................................       1                15
Warwickshire (5).................................       1                35
West Yorkshire...................................       1               104
                                                       --
                                                                      -----
                                                       75             3,420
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


    On or about January 23, 1996, two former stockholders of Golden Care, John Brennan and Susan Bird, filed a lawsuit (the "Golden Care Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which the Company agreed to register the shares being registered for resale by such former Golden Care stockholders. Plaintiffs purport to seek recission, unspecified compensatory damages, punitive damages and other relief. By Order dated October 11, 1996, the court granted in part and denied in part defendants' motion to dismiss. There can be no assurance that the Golden Care Litigation will not have an impact on the Company's accounting for the merger.



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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                SUN HEALTHCARE GROUP, INC.

                                By:  /s/  Mark G. Wimer
                                     -----------------------------------------
                                                   Mark G. Wimer
                                                PRESIDENT AND CHIEF
                                                 OPERATING OFFICER
                                                 FEBRUARY 2, 1998