Form 10-K
period 1997-12-31
SUN HEALTHCARE GROUP INC
filed 1998-03-31
CIK 904978

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

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                               101 SUN AVENUE NE
                         ALBUQUERQUE, NEW MEXICO 87109
                                 (505) 821-3355
                  (Address and telephone number of Registrant)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, par value $.01 per share, and              New York Stock Exchange
       Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 27, 1998, Sun Healthcare Group, Inc. had 49,594,627 outstanding shares of Common Stock, net of treasury stock. Of those, 42,254,045 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on March 27, 1998, was approximately $788,302,027.

                      Documents Incorporated By Reference

    Portions of the Sun Healthcare Group, Inc. definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SUN HEALTHCARE GROUP, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------
PART I
Item 1.      Business.....................................................................................           2
Item 2.      Properties...................................................................................          32
Item 3.      Legal Proceedings............................................................................          35
Item 4.      Submission of Matters to a Vote of Security Holders..........................................          36

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................          37
Item 6.      Selected Financial Data......................................................................          38
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations........          39
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk....................................          61
Item 8.      Financial Statements and Supplementary Data..................................................          61
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........          61

PART III
Item 10.     Directors and Executive Officers of the Registrant...........................................          62
Item 11.     Executive Compensation.......................................................................          64
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................          64
Item 13.     Certain Relationships and Related Transactions...............................................          64

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          65

             Signatures...................................................................................          73

    SUNSOLUTION-Registered Trademark-, SUNDANCE-Registered Trademark-, SUNSCRIPT-Registered Trademark- and CAREERSTAFF UNLIMITED-Registered Trademark-and related names herein are registered trademarks of Sun and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to herein as "Sun" or the "Company"), is a leading provider of high quality and cost efficient long-term, subacute and related specialty healthcare services in the United States and the United Kingdom and also has operations in Spain, Germany and Australia. At December 31, 1997, Sun operated 321 long-term and subacute care facilities (which includes assisted living facilities and managed facilities) with 36,655 licensed beds in the United States and 162 long-term care and acute care facilities with 10,448 licensed beds internationally. Sun is one of the largest providers of ancillary services to long-term care providers in the United States, including the provision of rehabilitation therapy (the provision of physical, occupational and speech therapy), respiratory therapy (the provision of respiratory therapy and the distribution of related equipment and supplies), temporary therapy staffing services and pharmaceutical products and services. Sun provides these services to over 1,500 affiliated and nonaffiliated long-term and subacute care facilities in the United States.

    Sun's inpatient care facilities provide a broad range of healthcare services, including nursing care, subacute care, therapy and other specialized services such as care to patients with Alzheimer's disease. Sun's long-term and subacute care operations have experienced significant growth since Sun's inception in 1989, primarily from acquisitions of additional facilities. See "Acquisitions." Sun believes its inpatient care operations provide it with a platform to expand its therapy and pharmaceutical businesses (which include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition) to affiliated and nonaffiliated long-term and subacute care facilities. Sun believes that its expertise in operating long-term and subacute care facilities enables it to provide its therapy and pharmaceutical services more effectively and efficiently than providers without such operating expertise.

    Sun believes it is one of the three largest providers of contract therapy in the United States, offering rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and respiratory therapy through SunCare Respiratory Services, Inc. ("SunCare"). At December 31, 1997, Sun provided therapy services to 1,565 facilities in 45 states, 1,278 of which were operated by nonaffiliated parties and 287 of which were affiliated facilities.

    Through CareerStaff Unlimited, Inc. ("CareerStaff"), the Company is a nationwide provider of temporary therapy staffing. CareerStaff provides licensed therapists skilled in the areas of physical, occupational and speech therapy primarily to hospitals and nursing home contract service providers. At December 31, 1997, Sun had 27 division offices providing temporary therapy staffing services in major metropolitan areas and six division offices specializing in placements of temporary traveling therapists in smaller cities and rural areas.

    Through SunScript Pharmacy Corporation ("SunScript"), as of December 31, 1997, Sun operated 38 pharmacies and one pharmaceutical billing and consulting center which together provided pharmaceutical products and services to a total of 801 long-term and subacute care facilities in 29 states, 546 of which were nonaffiliated. In addition, the Company operated 19 pharmacies and one supply distribution center in the United Kingdom at December 31, 1997.

INTERNATIONAL OPERATIONS

    In 1997, Sun expanded its international operations by acquiring 83 facilities in the United Kingdom, Spain, Australia and Germany. Sun is the second largest operator of long-term care facilities in the United Kingdom, operating 137 facilities with 7,837 licensed beds as of December 31, 1997. Sun's growth in the

United Kingdom is due in large part to its acquisitions of APTA Healthcare PLC ("APTA") in December 1996 and Ashbourne PLC ("Ashbourne") in January 1997, which together added 81 long-term care facilities with 4,877 licensed beds to Sun's operations.

    In July 1997, the Company acquired a majority interest in Eurosar, S.A. ("Eurosar"), a privately-owned company that operated eight long-term care facilities in Spain with 1,328 licensed beds. In August 1997, Sun acquired 38% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that operated ten facilities with 686 licensed beds. In November 1997, Sun acquired from Moran Health Care Group Pty Ltd. ("Moran") a majority interest in six hospitals in Australia. In December 1997, Sun acquired a majority interest in Heim Plan--Uternehmensgruppe, an operator of 11 long-term care facilities with 930 licensed beds in Germany. See "Acquisitions."

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

    In the United Kingdom, the Company believes that the recent increased demand for long-term care has led to an overbuilding of long-term care facilities in the market place, which has resulted in an excess number of available beds. The Company believes that this imbalance, although it is expected to improve, will not be fully corrected in 1998.

LONG-TERM AND SUBACUTE CARE SERVICES--UNITED STATES

    As of December 31, 1997, the Company owned, leased or managed, through its subsidiaries in the United States, 321 licensed long-term and subacute care facilities with 36,655 licensed beds located in 26 states. Each long-term and subacute care facility is located near at least one general acute care hospital, and the Company has entered into transfer agreements with local hospitals to accept patients discharged from such hospitals.

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

    SPECIALIZED SERVICES. Specialized healthcare services are those provided to patients with medically complex needs. Under the current reimbursement system, these services typically generate higher profit margins than those associated with the provision of routine patient services because of the higher reimbursement rates associated with caring for patients with complex medical conditions. Under the Propsective Payment System ("PPS"), it is unclear what the profit margins will be since the payment schedules have not been finalized. See "United States Revenue Sources--Medicare," "Certain Additional

Business Risks--Risks Related to Prospective Payment System," "--Risks Associated with the Development and Expansion of Ancillary Services" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." At December 31, 1997, the Company provided therapy services, through SunDance and SunCare, for patients at 287 of its 321 long-term and subacute care facilities. Therapy services are provided to Medicare patients within distinct units at these facilities. At December 31, 1997, the Company provided specialized care for patients with Alzheimer's disease at 45 of its 321 long-term and subacute care facilities under the supervision of specially trained skilled nursing staff. These facilities also provide therapeutic recreation and social services personnel. The Company's Alzheimer's program includes an individually planned activities program, counseling, sensory stimulation and a family support group.

    SUBACUTE CARE. The Company defines subacute care as the provision of a minimum of four and one-half nursing hours and one hour of therapy per patient day. Subacute care includes those services provided to patients with medically complex conditions who require ongoing medical and nursing supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator and oxygen care, HIV care, intravenous therapy, complex wound care, traumatic brain injury care, post-stroke care and hospice care. The Company has the ability to provide subacute services at most of its long-term care facilities. In addition, the Company operated 87 Phoenix Units at December 31, 1997, which are free-standing dedicated subacute care units within long-term care facilities. The subacute care units represent, in some cases, a substantial portion of the total beds in the facility; in other cases, these units represent a smaller portion of overall facility capacity. The Company plans to expand its provision of subacute care to other long-term care facilities. The Company believes that there is significant demand for subacute care and that this sector of the healthcare market offers opportunities for growth. By offering a continuum of subacute healthcare services, the Company is able to respond to a broad spectrum of patient clinical needs and payor cost containment objectives.

LONG-TERM CARE AND ACUTE CARE SERVICES--INTERNATIONAL

    UNITED KINGDOM. As of December 31, 1997, the Company operated 137 long-term care facilities with 7,837 licensed beds in the United Kingdom. Of these facilities, 10, 12 and 9 were opened in each of the years ended December 31, 1995, 1996 and 1997, respectively. The Company has no immediate plans to develop any more facilities in the United Kingdom other than the two facilities under construction as of December 31, 1997.

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

    OTHER INTERNATIONAL OPERATIONS. As of December 31, 1997, the Company operated 11 long-term care facilities with 930 beds in Germany, eight long-term care facilities with 1,328 beds in Spain and six acute care facilities with 353 beds in Australia. All of those facilities were acquired by the Company in 1997. In addition, in 1997 the Company acquired 38% of the equity in Alpha, a publicly held acute care provider in Australia that operated ten facilities with 686 licensed beds. See "Acquisitions."

    Additional financial information regarding the Company's international operations is included in Note 17 to Sun's Consolidated Financial Statements included elsewhere herein.

THERAPY SERVICES

    The Company provided therapy services in 45 states as of December 31, 1997. These services primarily consist of rehabilitation services provided by SunDance and respiratory therapy services provided by SunCare. These services were provided by approximately 10,200 therapists to 287 affiliated and 1,278 nonaffiliated long-term and subacute care facilities as of December 31, 1997.

TEMPORARY THERAPY STAFFING

    CareerStaff is the one of the largest providers of temporary therapy staffing in the United States and has a nationwide network of offices. CareerStaff provides therapists skilled in the areas of physical, occupational and speech therapy primarily to hospitals and nursing home contract service providers, with a growing emphasis towards home healthcare providers. As of December 31, 1997, CareerStaff had on assignment approximately 2,100 therapists working out of 27 offices providing temporary rehabilitation therapist staffing in major metropolitan areas and six division offices specializing in placements of temporary traveling therapists in smaller cities and rural areas. The Company believes that CareerStaff complements the Company's rehabilitation therapy services operations by enabling the Company to provide temporary therapy staffing services for Sun's rehabilitation contracts with both affiliated and nonaffiliated facilities.

    For the years ended December 31, 1995, 1996 and 1997, hospitals represented approximately 49%, 47% and 32%, respectively, of CareerStaff's revenues and nursing home contract service providers represented approximately 23%, 22% and 27%, respectively, of CareerStaff's revenues. Although CareerStaff continues to derive the majority of its revenues from hospitals and nursing home contract service providers, an increasing percentage of CareerStaff's revenues has been derived from rehabilitation clinics and home healthcare agencies.

PHARMACEUTICAL SERVICES

    At December 31, 1997, the Company operated 38 pharmacies and one pharmaceutical billing and consulting center which together provided pharmaceutical products and services to 801 long-term and subacute care facilities in 29 states, 546 of which were operated by nonaffiliated parties. The Company acquired its first regional pharmacy in the United Kingdom in the fourth quarter of 1995 and acquired or opened 18 additional pharmacies in the United Kingdom during 1996 and 1997. The Company intends to pursue opportunities to expand its pharmaceutical business through acquisitions and internal growth.

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

ASSISTED LIVING

    As of December 31, 1997, the Company has advanced $32.8 million of an expected total of $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer for the development, construction and operation of assisted living facilities, which facilities are intended to serve the elderly who do not need the full-time nursing care provided by long-term and subacute care facilities but who do need some assistance with the activities of daily living. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's credit facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13%, depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. As of December 31, 1997, five assisted living facilities were under development. Construction was completed on one facility in 1997. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ACQUISITIONS

    The Company agreed in February 1997 to acquire (the "RCA Merger") Retirement Care Associates, Inc. ("Retirement Care"), which as of December 31, 1997 operated 106 skilled nursing facilities and assisted living centers in seven states in the Southeastern United States. Retirement Care also owns (and Sun would acquire) approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The amended terms of the RCA Merger provide for a purchase price of approximately $152.1 million in Common Stock (based upon the closing price of Sun's Common Stock as of March 22, 1998) and the assumption of approximately $192.9 million of indebtedness, including $19.8 million of long-term indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet). Specifically, the agreement, as amended, calls for the Company to issue shares of common stock having a value equal to $10 in exchange for each outstanding share of Retirement Care common stock (subject to a 10% collar centered on a $22 share price for Sun Common Stock). The Company expects that the RCA Merger will be accounted for as a pooling of interests. Sun has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in Common Stock or cash, at Sun's option (the "Contour Merger"). The Contour Merger will be accounted for as a purchase. While there can be no assurance the RCA Merger and/or the Contour Merger will be consummated, the Company expects them to close in the second quarter of 1998. See "Certain Additional Business Risks--Risks Related to RCA and Contour Mergers."

    In October 1997, Sun acquired (the "Regency Merger") Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a diversified provider of rehabilitation therapy, institutional pharmacy and home health services, for approximately $575 million, including approximately $345 million in cash (approximately $22.00 per Regency share) and the assumption or refinancing of approximately $230 million of Regency's indebtedness. Pursuant to the Regency Merger, Sun acquired 111 long-term care facilities with 11,346 beds, 26 outpatient rehabilitation therapy clinics and ten pharmacies.

    Sun financed the Regency Merger, as well as the repayment of Sun's outstanding borrowing under Sun's old credit facility, through borrowing under a new $1.2 billion credit facility (the "Credit Facility") and $83 million of net proceeds received from Sun's sale and leaseback of 30 facilities owned by Regency prior to the Regency Merger. In connection with the Regency Merger, Sun also acquired in a tender offer $160 million of Regency's subordinated debt, which debt was subsequently retired. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

    Sun's other recent significant acquisitions include: (i) the acquisition in January 1998 of a majority interest in Heim Plan--Uternehmensgruppe, an operator of 11 facilities with 930 licensed beds in Germany, (ii) the acquisition from Moran of a majority interest in six hospitals in Australia in November 1997,
(iii) the acquisition in August 1997 of 38% of the equity of Alpha, a publicly held acute care provider that operated ten long-term care facilities with 686 licensed beds in Australia, (iv) the acquisition of a majority interest in Eurosar, a privately owned operator of eight nursing homes with 1,328 licensed beds in Spain in July 1997, (v) the acquisition of Hospital Therapy Services, a provider of respiratory care in September 1997, and
(vi) the acquisition of the remaining 71% interest in Ashbourne PLC, a long-term care provider in the United Kingdom, during the first quarter of 1997, which followed the Company's acquisition of a 29% ownership interest in Ashbourne during 1996 and 1995.

    In total, during the year ended December 31, 1997, the Company developed or acquired from various third parties the net ownership of leasehold rights to or the management contracts of 161 long-term care facilities in the United States, 62 long-term care facilities in the United Kingdom, 11 facilities in Germany, six facilities in Australia and eight facilities in Spain. Included in the new domestic facilities are 18 skilled nursing facilities acquired from Health Care Capital, Inc. in December 1997 for $14.6 million in cash plus the assumption of liabilities associated with leases in the amount of $13.2 million per year. Also during the year ended December 31, 1997, the Company acquired a net of 20 pharmacies in the United States and 13 pharmacies in the United Kingdom.

    Expansion through the use of leases and management agreements has permitted the Company to increase the size of its operations and earnings capacity without significant capital expenditures, except in certain cases payments have been required in connection with the restructuring of lease arrangements, and it is common for a security deposit or a letter of credit to be required at the inception of a lease term. In addition, in certain cases the Company is required to expend significant sums immediately following acquisitions to finance such facilities' operations until payments are received from payor sources for services rendered by the Company. The Company has also in the past made and expects to continue to make acquisitions through the use of its own stock as consideration, thereby avoiding expenditure of cash. Regulatory approval is generally required in connection with the Company's assumption of operating responsibility for new facilities.

    The Company continually evaluates, and discusses with third parties, opportunities to acquire or develop its healthcare operations. In evaluating opportunities, the Company considers among other factors, location (including synergies with existing Company operations), demographics, price, the availability of financing on acceptable terms (including lease terms and the ability to use Sun common stock as acquisition consideration), the competitive and regulatory environment and the opportunity to improve performance through the implementation of the Company's operating strategy. Potential acquisition candidates generally include companies or facilities in geographic proximity to facilities operated by the Company, those with similar operations or those that fit within the Company's operating strategy. In addition, the Company intends to continue to explore international acquisitions. While the Company regularly considers and evaluates opportunities for expansion, certain of which, if completed, would be material, and is regularly engaged in discussions with various parties regarding acquisitions, it does not have any firm agreements with respect to material acquisitions or expansion except for the Company's pending acquisitions of Retirement Care and Contour as previously discussed. There can be no assurance that any future acquisitions will be completed or that the Company's historical rate of growth in assets, revenues or net earnings will be sustained.

    Sun's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. In October 1997, the Company acquired Regency, its largest acquisition to date. Acquisitions present problems of integrating the acquired operations with existing operations, including the loss of key personnel and institutional memory of the acquired business, difficulty in integrating corporate, accounting, financial reporting and management information systems and strain on existing levels of personnel to operate such acquired businesses. In addition, certain assumptions regarding the financial condition of an acquired business may later prove to be incorrect. For example, in connection with Sun's acquisition of Mediplex in June 1994, a significant percentage of Mediplex's receivables proved to be uncollectible, which resulted in significant write-offs in Sun's 1994, 1995 and 1996 fiscal years. In addition, Sun's net earnings for its 1995 and 1996 fiscal years were adversely affected by an impairment loss to certain goodwill associated with the acquisition of Mediplex and negative revenue adjustments resulting primarily from changes in accounting estimates based on events occurring in 1996. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Additional Business Risks--Difficulty of Integrating Acquired Operations." Sun's ability to manage its growth effectively will require it to continue to improve its corporate accounting, financial reporting and management information systems, and to attract, train, motivate and manage its employees effectively. See "Certain Additional Business Risks--Management of Growth."

    The integration of the operations of Retirement Care and Contour, to the extent consummated, will require the dedication of management resources which will detract attention from Sun's day-to-day business. The difficulties of integration may be increased by the necessity of coordinating geographically-separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. As part of the RCA and Contour Mergers, Sun is expected to seek to reduce expenses by eliminating duplicative or unnecessary personnel, corporate functions and other expenses. There can be no assurance that Sun will be able to reduce expenses in this fashion or that there will not be high costs associated with such activities or that there will not be other material adverse effects of such activities. Such events could materially and adversely affect Sun's financial condition and results of operations. There can be no assurance that Sun will be able to successfully integrate acquired operations or to successfully manage any growth; failure to do so effectively and on a timely basis could have a material adverse effect upon Sun's financial condition and results of operations. See "Certain Additional Business Risks--Risks Related to RCA and Contour Mergers" and "--Difficulty of Integrating Operations."

    If Sun is unable to effectively integrate the operations of an acquired entity with Sun's existing operations, Sun may elect to divest some or all of the acquired operations. In the second quarter of 1996, Sun sold its ambulatory surgery subsidiary. Sun's decision to sell its ambulatory surgery subsidiary was influenced in part by the market's resistance to the integration of subacute care with ambulatory surgery. In addition, in February 1998 Sun announced that it had recognized a $7 million loss in anticipation of the sale and divestiture of its outpatient rehabilitation therapy clinics in Canada, which were primarily acquired through the acquisitions of Columbia in 1995. The Company currently anticipates also selling its outpatient rehabilitation therapy clinics in the United States, which were primarily acquired as part of Sun's acquisitions of Mediplex and Regency.

REVENUE SOURCES

    The Company derives its revenues from a combination of (i) state Medicaid programs for indigent patients, (ii) the Federal Medicare program for certain elderly and disabled patients, (iii) private payment sources, which includes payments for therapy and pharmaceutical services provided to nonaffiliated long-term and subacute care facilities, (iv) foreign operations in the United Kingdom, Germany, Spain, Australia and Canada and (v) other miscellaneous sources. Such private pay sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare. See "Certain Additional Business Risks--Potential Adverse Effect of Change in Revenue Sources."

    The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
SOURCES OF REVENUES                                                           1995         1996         1997
-------------------------------------------------------------------------     -----        -----        -----
Medicaid.................................................................          34%          31%          29%
Medicare.................................................................          23           23           24
Private pay and other (1)................................................          41           41           37
Foreign operations.......................................................           2            5           10

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

UNITED STATES REVENUE SOURCES

    The Company's revenues from long-term and subacute care services are determined by a number of factors, including: (i) the licensed bed capacity of its facilities, (ii) the occupancy rates of its facilities, (iii) the mix of patients and the rates of reimbursement among payor categories (Medicaid, Medicare and private pay and other) and (iv) the extent to which subacute care and certain ancillary services available in the Company's facilities are utilized by the patients and paid for by the respective payor sources. The Company utilizes reimbursement specialists and retains outside reimbursement consultants to monitor both Medicaid and Medicare regulatory developments and to assist in compliance with all program requirements with a view to obtaining all lawful reimbursement. See "Certain Additional Business Risks-- Potential Reduction of Reimbursement Rates from Third Party Payors and Possible Adverse Impact on Future Operating Results," "--Risks Associated with Reimbursement Process and Collectibility of Certain Accounts Receivable," "--Potential Liability for Reimbursements Paid to Operators of Acquired Facilities," "--Risks Associated with Related Party Transactions," "--Potential Adverse Effect of Change in Revenue Sources," "--Potential Adverse Impact from Extensive Regulation," "--Risks Related to Prospective Payment System" and "--Risks of Adverse Effect of Future Healthcare Reform."

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

    MEDICARE. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain intensive rehabilitation therapy services or skilled nursing and certain related medical services, such as rehabilitation therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare inpatient benefits are not available for patients requiring intermediate and custodial levels of care. In general, Medicare payments for skilled nursing services and rehabilitative care are currently based on allowable costs. With certain exceptions, Medicare pays on an interim basis, subject to year-end cost settlement. Through fiscal year 1998 for the Company, each facility receives interim payments during the year. Total incurred costs are later adjusted upward or downward to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. If allowable cost is less than the interim payments, depending on the effective date of the adjustment, the Company could be required to refund prospectively the excess of amounts it receives over such allowable costs. If such refund were required to be made, it would be due shortly following notice from Medicare, and would likely require the Company to borrow under the Credit Facility. There can be no assurance that Medicare reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicare services rendered. As of December 31, 1997, 297 of the Company's long-term and subacute care facilities in the United States (or 93% of such facilities) were certified to receive payment for costs incurred while providing benefits covered under Medicare.

    Medicare reimbursement for services provided in skilled nursing facilities is currently based upon the lesser of (i) actual allowable routine and ancillary operating costs and capital costs or (ii) charges. Facilities that have been in operation longer than three full cost reporting periods are subject to limits on their actual routine per diem costs. The routine service cost limits, which are regionally adjusted for labor costs, are required to be updated biannually by HCFA. However, these limits were frozen by HCFA for the three fiscal years ended September 30, 1995. The Balanced Budget Act of 1997 ("BBA") extends current routine cost limits to the fiscal year ended December 31, 1998.

    In the BBA, Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services.

    The BBA generally provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four year period, effective for the Company's facilities on January 1, 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. Such services are currently reimbursed on a "pass through" basis. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Since, among other things, the federally established per diem rates have not been finalized, it is unclear what impact PPS will have on the Company. There can be no assurance that PPS will not have a material adverse effect on the results of operations and financial condition of the Company.

    The Company's revenues from its inpatient facilities will be significantly affected by the size of the federally established per diem rate. There can be no assurance that the per diem rate will not be less than the amount the Company's inpatient facilities currently receive for treating the patients currently in its care. Moreover, since the Company treats a greater percentage of higher acuity patient than many nursing homes, the Company may also be adversely impacted if the federal per diem rates for higher acuity patients does not adequately compensate the Company for the additional expenses and risks for caring for such patients. As a result, there can be no assurance that the Company's financial condition and results of operations will not be materially and adversely affected.

    The Company is responding to the implementation of PPS by establishing SunSolution-Registered Trademark-. SunSolution will offer to provide ancillary services for a fixed fee to nonaffiliated facilities. There can be no assurance that there will be a market for the SunSolution products and services or whether a change in the demand for the Company's services following the imposition of PPS will not adversely affect the Company's revenues. Even if SunSolution is successful, no assurance can be given that the costs of providing the contracted for services will be less than the fixed fee received by the Company for such services. Given the relative profitability of Sun's ancillary services, there can be no assurance that the Company's margins and ultimately the Company's results of operations and financial condition will not be materially and adversely affected.

    In addition, for all Medicare patients not receiving post-hospital extended care services (i.e. Medicare Part B patients), effective July 1, 1998, reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy, temporary staffing for rehabilitation therapy, and other ancillary services, will be made pursuant to yet-to-be developed fee schedules. In addition, effective January 1, 1999, there will be an annual per beneficiary cap of $1,500 on reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; provided however, there can be no assurance as to whether the Company will receive any payments in excess of these caps. There can be no assurance whether such yet-to-be developed fee schedules or caps will not have a material adverse effect on the Company.

    Hospitals that provide acute care are paid for non-physician services to Medicare inpatients under the Federal prospective payment system, under which payments are based on standard amounts adjusted for the patient's diagnosis without regard to the hospital's actual inpatient operating costs. Medicare payments for inpatient services provided by rehabilitation and psychiatric hospitals or units that meet the requirements to be exempted from the the Federal prospective payment system are generally reimbursed on a reasonable cost basis, subject to certain limits and exceptions. Medicare payment for most outpatient ancillary services provided in non-acute care facilities is based upon the lesser of reasonable costs or charges.

    Rehabilitation hospitals or units in acute care hospitals must meet certain eligibility requirements for exclusion from the Federal prospective payment system. Rehabilitation hospitals must show that they provided services to an inpatient population of whom at least 75% required intensive rehabilitative services for the treatment of conditions that fell within ten specified categories of injury and disease. The rehabilitation facilities meeting these requirements are reimbursed by Medicare for their portion of the actual allowable operating and capital costs for the first three full cost reporting periods under current or previous ownership. After this period, the facilities will be subject to limits on their actual operating costs per discharge. The cost limits were imposed under regulations adopted under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The TEFRA limit is determined based upon actual Medicare allowable operating costs per discharge incurred in a base year, and is updated annually by an amount approved by HCFA. The annual payment update reflects changes in the hospital market basket and budgetary policy.

    As amended by the BBA, the new Medicare Program precludes HCFA from updating TEFRA limits in fiscal year 1998 and puts additional limits on updates to the TEFRA limits for the fiscal years beginning in 1999 and ending in 2002. Rehabilitation facilities subject to TEFRA limits will be reimbursed at the lesser of their actual allowable operating and capital costs or the TEFRA limit plus capital costs. The BBA also reduces the payments for capital costs by 15% in each year from fiscal year 1998 to fiscal year 2002 and reduces the bonus or incentive payments formerly available. If a facility's actual allowable operating costs are less than the TEFRA limit, it will receive in addition to its actual costs an "incentive" payment which is equivalent to the lesser of 15% of the difference between the TEFRA amount and actual operating costs or 5% of the TEFRA amount. The BBA requires the establishment of a prospective payment system for inpatient rehabilitation hospital services based on patient mix. Prospective payment rates would be phased in between October 1, 2000 and October 1, 2002.

    The Company's respiratory therapy subsidiary derives a significant percentage of its net revenues and net operating earnings from the provision of respiratory therapy services and related supplies, equipment and medical gases to beneficiaries of the Medicare and Medicaid programs who reside in long-term and subacute care facilities. In general, long-term and subacute care facilities that contract with an outside provider for the furnishing of respiratory therapy services are reimbursed under Part A of the Medicare program through the annual facility cost reporting process. Reimbursement is currently made under Medicare's reasonable cost principles, subject to salary equivalency guidelines that operate as cost limits. Respiratory therapy services furnished under a contract with an outside provider are Medicare covered services and reimbursable under Medicare Part A only if furnished by a "transfer hospital" with which the long-term and subacute care facility has entered into a "transfer agreement." SunCare has entered into contracts with a number of hospitals that participate in the Federal Medicare program and the hospitals have established transfer agreements with a number of skilled nursing facilities. Pursuant to SunCare's contract, the hospitals rent necessary respiratory therapy equipment from SunCare and receive comprehensive and specific management services from SunCare. The hospitals pay SunCare monthly rental payments for the equipment, and certain other fees for the management, administrative and other related services that SunCare renders.

    In the BBA, Congress has provided that as of July 1998 all services may be billed directly to the nursing home, which will eliminate the need for transfer hospitals.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Company-operated facilities. These related party regulations require that, among other things, (i) the Company's rehabilitation and respiratory and pharmaceutical subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the services of each such subsidiary is transacted with nonaffiliated entities, and there is an open, competitive market for such services; (iii) the services provided by such subsidiary commonly are obtained by long-term and subacute care facilities from other organizations and are not a basic element of patient care provided by such facilities; and (iv) the prices charged to the Company's long-term and subacute care facilities by such subsidiaries and pharmaceutical subsidiary are in line with the charges for such services in the open market and no more than the prices charged by its rehabilitation and respiratory therapy services and pharmaceutical subsidiaries under comparable circumstances to nonaffiliated long-term and subacute care facilities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, no consensus has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

    Sun believes that it satisfies the requirements of these regulations regarding non-affiliated businesses. Sun's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 70%, 71% and 74% of total rehabilitation and temporary therapy staffing services net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 63%, 58%, and 55% of total respiratory therapy services net revenues for the years ended December 31, 1997, 1996 and the period from the date of acquisition of SunCare on May 5, 1995 to December 31, 1995, respectively. Sun's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of SunCare on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 79%, 78% and 78% of total pharmaceutical services revenues for the years ended December 31, 1997, 1996 and 1995, respectively. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied for these periods, and if, after appeal, such findings are sustained, Sun could be required to refund the difference between its cost of providing these services to any related entity found to be subject to the related party regulations and the higher amount actually received. See "Certain Additional Business Risks--Risks Associated with the Development and Expansion of Ancillary Services."

    If Sun fails to satisfy these regulations in the future, the reimbursement that Sun receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced and as a result, Sun's financial condition and results of operations would be materially and adversely affected. While Sun believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to Sun's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and Sun's ability to provide services to nonaffiliated facilities. When the salary equivalency guidelines, PPS and the fee schedules are implemented, the Medicare impact of the related party rule will be significantly reduced. See "Certain Additional Business Risks--Risks Associated with Related Party Transactions."

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

    THERAPY SERVICES TO NONAFFILIATES. Revenues from therapy services to nonaffiliates are derived from the Company's therapy business which provides rehabilitation and respiratory therapy, and respiratory products and supplies, to patients at long-term and subacute care facilities not operated by the Company. In general, payments for these therapy services are received directly from the long-term care facilities, which in turn are paid by Medicare or other payors. Revenues from therapy services provided to affiliated facilities are included in the Medicaid, Medicare and private pay sources of revenues of the Company. The Company's charges to nonaffiliates, though not directly regulated, are effectively limited by regulatory reimbursement policies imposed on the long-term and subacute care facilities that receive these therapy services, as well as competitive market factors. The Company's contracts with the nonaffiliated facilities are generally terminable on 30 to 60 days' notice, so that if reimbursement policies changed in such a way that contract therapy rates owed by such facilities to the Company exceeded reimbursement paid by Medicare or other payors to such facilities, they would be able to terminate their contractual relationships with the Company. In addition, in substantially all instances, the Company may be contractually required to indemnify the nonaffiliated facility for amounts it has been paid which are subsequently disallowed by Medicare. See "Certain Additional Business Risks--Potential Reduction of Reimbursement Rates from Third Party Payors and Impact on Future Operating Results."

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

UNITED KINGDOM REVENUE SOURCES

    The Company derives its revenues in the United Kingdom from a combination of
(i) income support payments by the United Kingdom Department of Social Security (the "United Kingdom DSS"), (ii) local authority payments and (iii) private payor sources. The majority of residents in nursing and residential care homes in the United Kingdom are funded by income support payments by the United Kingdom DSS or by local authorities.

    UNITED KINGDOM DSS INCOME SUPPORT. The United Kingdom DSS income support is paid without any assessment of care need. Under the DSS income support system, if an individual had less than a minimum level in assets and insufficient income to cover the cost of home care, that individual is eligible for the United Kingdom DSS income support for nursing or residential home care. A single set of national rates is applied throughout the United Kingdom (except in London where an additional premium is payable). The United Kingdom DSS income support levels are reviewed annually and generally are increased with United Kingdom inflation rates. Residents receiving income support who entered homes before April 1993 will continue to have their fees paid until they leave the home. Consequently, the funding changes introduced by the National Health Service and Community Care Act 1990 will take effect gradually as those who receive payments from the United Kingdom DSS under the pre-April 1993 system are replaced by residents who now receive local authority funding.

    LOCAL AUTHORITY FUNDING. Since implementation of the National Health Service and Community Care Act 1990, if an individual is assessed by a local authority as requiring nursing or residential care home care, the local authority will, with that individual's consent, place that individual in a nursing or residential care home with which it has contracted (or a home of the individual's choice). Depending on the level of the individual's assets and income, the individual may be required to reimburse the local authority for all or part of the costs of nursing or residential care home care. The local authority is free to contract with any nursing or residential care home and may agree to any fee with the operator of the home. The rates paid by local authorities to residential care and nursing home operators is normally reviewed annually. An individual may choose to go to a different home than the one offered by the local authority, provided the extra cost, or "top up," if any, is borne by the individual or by a third party.

    PRIVATE PAYOR SOURCES. Privately funded residents typically pay more than the United Kingdom DSS or local authority-funded residents. The Company believes that the financial resources of the elderly are projected to increase in the future. The majority of privately funded residents pay for the cost of nursing or residential care home care with the proceeds from the sale of their home. Health insurance and other financial products that provide financing for long-term nursing care are in their infancy in the United Kingdom and it is unlikely that these products will account for a significant portion of nursing or residential care home revenues in the near future. See "Certain Additional Business Risks--Risk of Expansion of International Operations; Foreign Exchange Risk."

    NEW GOVERNMENT. On May 1, 1997, the United Kingdom elected a new government. The new government has embarked upon a wholesale review of the British health care and welfare system. There can be no assurance that upon completion of its review, the new government will not enact reforms or that such reforms, if enacted, will not have a material adverse effect on the Company.

OTHER INTERNATIONAL REVENUE SOURCES

    AUSTRALIA REVENUE SOURCES. The Company primarily derives its revenues in Australia from a combination of (i) private health insurance from one of 44 registered health insurance funds, (ii) "Medicare" payments from the Health Insurance Commission, (iii) compulsory private insurance covering injuries incurred in the workplace or in motor vehicle accidents, (iv) payments from the department of veteran affairs and (v) payments from other private sources such as cash payors.

    GERMANY REVENUE SOURCES. The Company derives its revenues in Germany from a variety of sources, including (i) grants directly from the states, (ii) indirectly from subsidies paid to residents, (iii) private payor sources, (iv) the nursing insurance and welfare authorities (rates are based on the acuity level of the patients) and (v) with regard to injuries in the workplace or due to automobile accidents, statutory third party liability insurance.

    SPAIN REVENUE SOURCES. The company derives its revenues in Spain from a combination of (i) income support payments from the Spain National Institute of Social Services (the "INSERSO") directly to facilities and through the Regional Social and Health Services departments of certain regional governments, (ii) local authority payments and (iii) private payor sources. In general, INSERSO and the local authorities provide support to residents with limited assets and income.

GOVERNMENT REGULATION

    REGULATION. The healthcare industry is subject to substantial federal, state and local regulation. The various layers of governmental regulation affect the Company's business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its properties and controlling reimbursement to the Company for services provided. See "Revenue Sources." Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction, are revised periodically, and vary among the nursing home, therapy and pharmacy operations. See "Certain Additional Business Risks--Potential Adverse Impact from Extensive Regulation."

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

    Reimbursement for therapy services is currently evaluated under Medicare's reasonable cost principles. Under current law, the reasonable costs for physical therapy and respiratory services may not exceed an amount equal to the salary that would reasonably have been paid to a therapist for providing the services (together with certain additional costs) within each geographical area. Salary equivalency guidelines are the amounts published by the Health Care Financing Administration ("HCFA") which reflect the prevailing salary, fringe benefit and expense factors as determined by HCFA. HCFA then uses the salary equivalency guidelines to determine the reimbursement rates for physical therapy and respiratory therapy costs. Although salary equivalency guidelines will no longer be effective following the implementation of PPS and fee schedule reimbursement, HCFA has published new salary equivalency guidelines.

    On January 30, 1998, HCFA revised salary equivalency guidelines for respiratory therapy and physical therapy, and for the first time published new salary equivalency guidelines for speech therapy and occupational therapy. HCFA has indicated that the new salary equivalency guidelines would apply to all services rendered on or after April 1, 1998. Implementation of these guidelines will increase reimbursement rates for respiratory therapy and physical therapy, but reduce reimbursement rates for speech therapy and occupational therapy. The implementation of these new guidelines in the middle of a facility's fiscal year may be contrary to HCFA's own regulations, and a request has been submitted to HCFA to clarify the implementation schedule. If implemented, the effect of the changes could have a material adverse impact on the Company's results of operations. The salary equivalency guidelines rates will have no continuing impact on reimbursement for therapy services rendered to a Medicare patient receiving post-hospital extended care services following the commencement of PPS, because under PPS, therapy services will be bundled into each facility's per diem reimbursement from Medicare. In addition, the salary equivalency guidelines will have no continuing impact on therapy services rendered to all other Medicare patients after the institution of fee schedule reimbursement for therapy services, which the BBA provides will be effective on July 1, 1998.

    In 1995, and periodically since then, HCFA has provided information to intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. When salary equivalency guidelines, PPS and fee schedules are implemented, reimbursement for these services will no longer be on a "pass through" basis and the HCFA directives and reasonable cost guidelines discussed in this paragraph will become moot as to services rendered after their effectiveness. In addition, some intermediaries require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. Any change in reimbursement rates resulting from implementation of the HCFA directives or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse effect on the Company's financial condition and results of operations (depending on the rates adopted) and customers' ability to pay for prior and continuing services. When PPS with respect to Medicare Part A (effective for the Company's facilities on January 1, 1999) and fee schedules with respect to Medicare Part B (effective July 1, 1998) are implemented, the Company's facilities' reimbursement will no longer be affected by salary equivalency guidelines and the cost reporting settlement process for services rendered after their effectiveness. See "Certain Additional Business Risks--Risks Related to Prospective Payment System" and "-- Risk of Adverse Effect of Future Healthcare Reform."

    Additional measures are likely to be adopted in the future as Federal and state governments attempt to control escalating healthcare costs. The BBA imposes, among other things, a prospective payment system and an annual per beneficiary cap initially set at $1,500 for total Part B outpatient physical and speech rehabilitation therapy and a similar $1,500 per beneficiary cap on Part B occupational rehabilitation therapy beginning in January 1999. See "Certain Additional Business Risks--Risks Associated with Reimbursement Process and Collectability of Certain Accounts Receivable" and "--Risks Related to the Prospective Payment System." Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of programs are subject to statutory and regulatory changes, retroactive rate adjustments to incurred costs, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to facilities and the Company's therapy and pharmaceutical businesses. There can be no assurance that payments under government or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization of therapy services and limits on reimbursement for therapy services could have a material adverse effect on the Company's financial condition and results of operations. See "Certain Additional Business Risks--Potential Reduction of Reimbursement Rates from Third Party Payors and Possible Adverse Impact on Future Operating Results."

    Many of the states in which the Company operates have adopted Certificates of Need ("CON") statutes applicable to the services provided by the Company. Such statutes provide generally that, prior to the construction of new beds, the addition of new services or the making of certain capital expenditures exceeding defined levels, a state agency must determine that a need exists for such proposed activities. Failure to obtain the necessary state approval can result in the inability to provide the service, operate the facility or complete the addition or other change, and can also result in the imposition of sanctions or adverse action in respect of the facility's license and reimbursement. See "Certain Additional Business Risks--Potential Adverse Impact from Extensive Regulation."

    All of the Company's long-term and subacute care facilities in the United States are licensed under applicable state law where licensure is required. As of December 31, 1997, 297 of the Company's 321 long-term and subacute care facilities in the United States (or 93% of such facilities) were certified to receive benefits provided under Medicare and as providers under Medicaid. Both initial and continuing qualification of a facility to participate in the Medicaid or Medicare program depend upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. In order to participate in the Medicare program, a facility must be licensed and certified as a provider of skilled nursing services. Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift, and increases training requirements for nurse's aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing facilities provide "skilled care" in order to obtain Medicare reimbursement. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government sponsored third party payor programs.

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

    The Company's therapy and pharmaceutical businesses provide Medicare and Medicaid covered services and products to long-term and subacute care facilities under arrangements with both affiliated and nonaffiliated long-term and subacute care facilities. Under these arrangements, the Company's therapy subsidiary bills and is paid by the long-term and subacute care facility for the services actually rendered and the details of billing the Medicare and Medicaid programs are handled directly by the long-term and subacute care facility. With certain exceptions, the Company's pharmaceutical subsidiary bills, and is paid by, Medicare, Medicaid or the private pay source directly. As a result, the Company's therapy and temporary therapy staffing business generally (including SunDance and CareerStaff) is not Medicare and Medicaid certified and does not enter into provider agreements with the Medicare and Medicaid programs, but the Company's pharmaceutical business does participate in the Medicare and Medicaid programs.

    Various state and federal laws regulate the relationship between providers of healthcare services and physicians, including employment or service contracts, and investment relationships. These laws include the broadly worded fraud and abuse laws of the Medicare and Medicaid statutes, which prohibit various transactions involving Medicare or Medicaid covered patients or services. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. For example, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to exclusion from participation in the Medicare and Medicaid programs. The full extent of the application of these provisions is not presently known. However, the Company believes that it has not entered into any relationship with physicians or other healthcare providers that might be considered to fall within the coverage of the fraud and abuse laws and other related state and federal laws. The Company believes that it will be able to arrange its future business relationships so as to comply with the fraud and abuse laws or any safe harbor guidelines issued pursuant thereto. See "Certain Additional Business Risks--Potential Adverse Impact from Extensive Regulation."

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

    By virtue of the Company's ownership of Exceler, APTA and Ashbourne, certain of the operations from which the Company may derive income are subject to national and local regulations in the United Kingdom, including The Community Care Act 1990 and The Registered Homes Act 1984, as well as various zoning, health and safety, reimbursement and general corporate regulations. See "Certain Additional Business Risks--Risk of Expansion of International Operations; Foreign Exchange Risk."

    The Company also is subject to Federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects (such as the generation, handling, storage and disposal of medical and hazardous wastes) or impose liability for the costs of remediation of contaminated property in certain circumstances without regard to fault. The Company has incurred or could incur clean-up costs or liability under such laws, including for the activities of former operators of facilities acquired by the Company. Certain of the Company's operations routinely involve the handling of medical wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not materially affect the Company.

    COMPLIANCE PROGRAMS. The Company utilizes several methods to monitor its compliance with relevant laws and business standards, including a dedicated staff of licensed nurses and therapists who review clinical quality of care, internal audit reviews and legal reviews. During 1997, the Company enhanced its compliance processes and the Board of Directors formally designated a senior-level corporate compliance officer to assist with such efforts.

    Sun has established a toll-free Sun Quality Line accessible to all its employees to report concerns about legal or ethical matters or quality of care. Confidentiality of callers is protected to the extent permitted by law, and Sun has a policy against retaliation or retribution against anyone who in good faith reports an ethical or legal concern. Sun seeks to ensure that allegations are investigated thoroughly, objectively and promptly. A code of conduct emphasizing Sun's commitment to the highest legal and ethical standards has also been issued to Sun's employees. Every Sun employee has an obligation to adhere to the standards set forth in the code of conduct.

    The Company began a formalized compliance training program for its employees in 1997 pursuant to which substantially all Sun employees throughout the United States are expected to receive training by the end of 1998. All new employees will also receive compliance training. Compliance-related communications to all employees have been and will continue to be made regularly. In addition, Sun conducts compliance audits as a part of its overall compliance program.

COMPETITION

    The Company operates in a highly competitive industry. The nature of competition varies by location. Its facilities generally operate in communities that are also served by similar facilities operated by others. Some competing facilities are located in buildings that are newer than those operated by the Company and provide services not offered by the Company, and some are operated by entities having greater financial and other resources and longer operating histories than the Company. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. Some hospitals that either currently provide long-term and subacute care services or are converting their under utilized facilities into long-term and subacute care facilities are also a potential source of competition to the Company. The Company also competes with other companies in providing rehabilitation therapy services and pharmaceutical products and services to the long term care industry and in employing and retaining qualified therapists and other medical personnel. Many of these competing companies have greater financial and other resources than the Company. There can be no assurance that Sun will not encounter increased competition in the future that would adversely affect its financial condition and results of operations.

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

    The Company may also face competition from other facilities, hospitals or healthcare companies when it initiates a CON project or seeks to acquire a CON or a facility covered by an existing CON. CON programs affect the opportunity to develop or acquire new facilities by creating a regulatory system that can be used by competitors to delay the implementation of growth strategies. CON laws, applicable in many of the states in which the Company's facilities are located, also currently restrict the number of facilities that can compete with the Company in such states. See "Certain Additional Business Risks-- Potential Adverse Impact from Extensive Regulation."

EMPLOYEES

    As of December 31, 1997, the Company had approximately 68,900 full-time and part-time employees. Of this total, there were approximately 43,200 employees at the long-term and subacute care facilities in the United States, 7,400 employees at the long-term care facilities in the United Kingdom, 600 employees at the long-term care facilities in Spain, 700 employees involved in providing long-term care services in Germany, 400 employees involved in providing acute care services in Australia, 8,800 employees involved in providing rehabilitation therapy services in the United States, 300 employees providing rehabilitation therapy services in Canada, 1,500 employees at the pharmaceutical operations in the United States, 2,400 employees in the temporary therapy staffing business, 2,300 employees of hospitals who are managed by the Company and provide respiratory therapy services and 1,200 employees at the corporate and regional offices in the United States and 100 employees at the corporate and regional offices in the United Kingdom. Certain of the Company's employees in Connecticut, Massachusetts, California, Washington and New Mexico are covered by collective bargaining contracts. The Company believes it has satisfactory relationships with the unions that represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future activities.

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

INSURANCE

    Healthcare companies are subject to medical professional liability, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. The Company maintains property, liability and professional liability insurance policies in amounts and with such coverages and deductibles that are deemed appropriate by the Company, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities. There can be no assurance that such insurance will continue to be available at acceptable costs or that claims in excess of the current insurance coverage or claims not covered by insurance will not be asserted against Sun.

    The Company has self-insured the healthcare risks of employees who have elected coverage under the Company-sponsored plans. Workers' compensation coverage is effected through self-insurance, retrospective or high-deductible insurance policies or other hybrid policies which vary by the states in which the Company operates except that the Company's long-term and subacute care subsidiary is a non-subscriber to the workers' compensation program in Texas. Substantially all of the risk of workers' compensation claims under the high deductible programs are assumed by Sun and such risks are comparable to those of a self-insured plan. The high deductible program provides coverage in all states in which Sun operates with the exception of Arizona, Illinois, Massachusetts, Washington and Connecticut (which are self-insured), Texas (in which Sun is a non-subscriber) and Rhode Island, Ohio, Maine, Nevada and Wyoming (in which Sun is required to utilize the specific programs offered by those states). The costs of paying for healthcare and workers' compensation claims can fluctuate depending on the type and number of claims in any given period. There can be no assurance that the amounts Sun will be required to pay for these types of claims will not increase.

                       CERTAIN ADDITIONAL BUSINESS RISKS

    The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND EXPANSION OF ANCILLARY SERVICES

    A significant aspect of Sun's operating strategy is to expand its therapy, temporary therapy staffing and pharmaceutical services and, in particular, to offer these services to nonaffiliated facilities. Therapy, temporary therapy staffing and pharmaceutical services provided to nonaffiliated facilities in the United States, while representing 28%, 31% and 28% of Sun's revenues for the years ended December 31, 1995, 1996 and 1997, respectively, comprise a much more significant percentage of its profitability. See "Item 7-- Management's Discussion and Analysis of Financial Conditions and Results of Operations." As a result of the Regency Merger and the RCA Merger, if consummated, the percentage of revenues from services provided to nonaffiliated facilities is expected to decrease. Regulatory changes, including PPS, are expected to be made which affect reimbursement for these services, which could adversely affect Sun's profitability. See "--Risks Related to Prospective Payment System," "--Potential Reduction of Reimbursement Rates From Third Party Payors and Possible Adverse Impact on Future Operating Results" and "--Risk of Adverse Effect of Future Healthcare Reform." From time to time the negative publicity surrounding the government investigations of Sun has slowed Sun's success in obtaining additional outside contracts in the rehabilitation therapy business, which has resulted in higher than required therapist staffing levels and has affected the private pay enrollment in certain inpatient facilities. In addition, if government investigations have a negative impact on the future billing practices related to Sun's rehabilitation therapy subsidiary, the profitability of the services provided by such subsidiary would be reduced from current levels. See "--Investigations; Uncertain Impact on Future Operating Results."

RISK OF ADVERSE EFFECT OF FUTURE HEALTHCARE REFORM

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, changes in reimbursement by federal and state payors such as Medicare and Medicaid, limitations on the ability of Sun to maintain or increase the level of services it provides, insurance market reforms to increase the availability of group health insurance to small businesses and the requirement that all businesses offer health insurance coverage to their employees. Some of the leading proposals would extend temporary reductions in Medicare reimbursement imposed under current law, impose additional cuts in Medicare reimbursement and substantially restructure Medicaid. In the Balanced Budget Act of 1997 (the "BBA"), Congress amended the reimbursement provisions applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. See "United States Revenue Sources" and "--Risks Related to Prospective Payment System." These changes include, but are not limited to, reductions in capital reimbursement; reductions in certain laboratory reimbursement; limitations on ancillary costs of skilled nursing facilities; bundling of ancillary services into nursing home payments; and imposition of a prospective payment system for skilled nursing facility services and home health services. Additional changes may still be enacted, which may include amendments similar to those imposed under the BBA as well as the imposition of salary equivalency for occupational and speech therapy services. It is not clear at this time when or whether any new proposals will be adopted, or, if adopted, what effect, if any, such proposals would have on Sun's business. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on Sun's financial condition or results of operations. See "--Potential Reduction of Reimbursement Rates From Third Party Payors and Possible Adverse Impact on Future Operating Results," "--Risks Associated with Reimbursement Process and Collectibility of Certain Accounts Receivable," "--Potential Liability for Reimbursements Paid to Former Operators of Acquired Facilities," and "--Risks Associated with Related Party Transactions."

RISKS RELATED TO PROSPECTIVE PAYMENT SYSTEM

    In the BBA, Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four year period, effective for the Company's facilities on January 1, 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e., Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Since the federally established per diem rates have not been finalized, it is unclear what the impact of PPS will be on the Company. There can be no assurance that the imposition of PPS will not have a material adverse effect on the results of operations and financial condition of the Company. See "United States Revenue Sources--Medicare" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL REDUCTION OF REIMBURSEMENT RATES FROM THIRD PARTY PAYORS AND POSSIBLE
  ADVERSE IMPACT ON FUTURE OPERATING RESULTS

    Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable healthcare expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect Sun's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to Sun's facilities and its therapy and pharmaceutical businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs.

    Significant decreases in utilization and limits on reimbursement could have a material adverse effect on Sun's financial condition and results of operations, including the possible impairment of certain assets. In the BBA, Congress amended the reimbursement provisions applicable to exempt hospitals services, skilled nursing, therapy and other ancillary services. See "--Risks Associated with the Development and Expansion of Ancillary Services." In addition, on January 30, 1998 HCFA revised salary equivalency guidelines for respiratory therapy and physical therapy, and for the first time published new salary equivalency guidelines for speech therapy and occupational therapy. See "Government Regulation" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Effects from Changes in Reimbursement."

RISKS ASSOCIATED WITH REIMBURSEMENT PROCESS AND COLLECTIBILITY OF CERTAIN
  ACCOUNTS RECEIVABLE

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which is complex and can involve lengthy delays between the recognition of revenue and the time reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services. The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1997, the Company recorded negative revenue adjustments totalling approximately $15.0 million resulting from changes in accounting estimates of amounts realizable from third-party payors. These changes in accounting estimates primarily arose out of the settlement in late 1997 of certain facility cost reports for 1994 and 1995 and also include estimated charges for projected settlements in 1996.

    Accounts receivable have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

    The Company's results of operations would be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving final settlement and reimbursement from government agencies. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement."

POTENTIAL LIABILITY FOR REIMBURSEMENTS PAID TO FORMER OPERATORS OF ACQUIRED
  FACILITIES

    Sun's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid programs often require that Sun assume certain obligations relating to the reimbursement paid to the former operators of facilities acquired by Sun. From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by such predecessor operators. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any existing or future examinations. See "--Difficulty of Integrating Acquired Operations" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement."

RISKS ASSOCIATED WITH RELATED PARTY TRANSACTIONS

    Current Medicare regulations that apply to transactions between related parties, such as Sun's subsidiaries, are relevant to the amount of Medicare reimbursement that Sun is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Sun-operated facilities. These related party regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company-operated facilities at the rates applicable to services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement. See "United States Revenue Sources--Medicare." If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied for these periods, and if, after appeal, such findings are sustained, Sun could be required to refund the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. See "--Risks Associated with the Development and Expansion of Ancillary Services."

    If Sun fails to satisfy these regulations in the future, the reimbursement that Sun receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which Sun's financial condition and results of operations would be materially and adversely affected for so long as Medicare and Medicaid continue to reimburse on the basis of reasonable cost. While Sun believes that it has satisfied and will continue to satisfy the requirements of these regulations regarding non-affiliated businesses, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to Sun's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and Sun's ability to provide services to nonaffiliated facilities. When the salary equivalency guidelines, PPS and fee schedules are implemented, the Medicare impact of the related party rule will be significantly reduced. See "--Risks Related to Prospective Payment System" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL ADVERSE EFFECT OF CHANGE IN REVENUE SOURCES

    Changes in the mix of patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, can significantly affect the revenues and the profitability of Sun's operations. There can be no assurance that Sun will continue to attract and retain private pay patients or maintain its current payor or revenue mix.

    In addition, there can be no assurance that the facilities operated by Sun, or the provision of services and products by Sun, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs, or that Sun will continue to qualify for the levels of reimbursement it has in the past with respect to reimbursement for rehabilitation therapy, respiratory therapy and pharmaceutical services provided by Sun-operated facilities. A loss of Medicare or Medicaid certification or a change in Sun's reimbursement under Medicare or Medicaid could have an adverse effect on its financial condition and results of operations. See "--Potential Reduction of Reimbursement Rates From Third Party Payors and Possible Adverse Impact on Future Operating Results," "-- Risks Associated with Reimbursement Process and Collectibility of Certain Accounts Receivables," "--Risks Associated with Related Party Transactions," "--Risk of Adverse Effect of Future Healthcare Reform" and "--Investigations; Uncertain Impact on Future Operating Results."

INVESTIGATIONS; UNCERTAIN IMPACT ON FUTURE OPERATING RESULTS

    The Company's subsidiaries, including those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. See "--Potential Adverse Impact from Extensive Regulation." As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. If the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative, or criminal fines, penalties or restitutionary relief. The Company is currently the subject of a pending Federal investigation by the United States Department of Health and Human Services' Office of Inspector General and the United States Department of Justice. The Company is also the subject of an investigation by the Connecticut Attorney General's Office and the Connecticut Department of Social Services. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation."

    In 1997, the Company was notified by a law firm representing several national insurance companies that these companies believed Sun had engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation."

POTENTIAL ADVERSE IMPACT FROM EXTENSIVE REGULATION

    Sun is subject to extensive Federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, Sun's operations are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. All of the facilities operated or managed by Sun are required to be licensed in accordance with the requirements of state and local agencies having jurisdiction over their operations. Most of Sun's facilities are also certified as providers under the Medicaid and Medicare programs. The failure to obtain or renew any required regulatory approvals or licenses or to comply with applicable regulations in the future could adversely affect Sun's financial condition and results of operations. See "--Investigations; Uncertain Impact on Future Operating Results" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Litigation." To the extent that Certificates of Need ("CONs") or other similar approvals are required for expansion of Sun's operations, either through acquisitions or additions to or provision of new services at such facilities, such expansion could be adversely affected by the failure to obtain such CONs or approvals. See "-- Risks Related to Prospective Payment System. " There can be no assurance that Sun's business in the future will not be materially adversely affected by licensing requirements of state and Federal authorities and by amendments to Federal law, which mandate that nursing homes provide rehabilitation therapy services to their patients and authorize Medicare reimbursement for such services, or by new reimbursement rates proposed by HCFA. See "Government Regulation."

    Medicare and Medicaid antifraud and abuse laws prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Expressly prohibited are kickbacks, bribes and rebates related to Medicare or Medicaid referrals. Federal laws also provide civil and criminal penalties for any false or fraudulent statements, knowingly made, in any claim for payment under a Federal or state health care program as well as any material omissions in such claims. In addition, certain states have adopted fraud and abuse and false claims laws that prohibit specified business practices. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs.

SUBSTANTIAL LEVERAGE; NEED FOR ADDITIONAL FINANCING

    Sun has substantial indebtedness. As of December 31, 1997, Sun had on a consolidated basis approximately $1.6 billion of indebtedness, including $975 million of indebtedness under the Credit Facility, and approximately $617 million of stockholders' equity. If the RCA Merger and Contour Merger had been consummated as of December 31, 1997, Sun's consolidated long-term debt (including current maturities) would have increased by approximately $192.9 million, including $19.8 million of indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet), and assuming Sun acquires the remaining 35% of Contour for Sun Common Stock. At December 31, 1997, Sun had outstanding commitments for construction and development costs of approximately $25.9 million in the United States and approximately L1.0 million (approximately $1.6 million as of December 31, 1997) in the United Kingdom. Sun also expects to loan up to $47.0 million (of which $32.8 million has been funded as of December 31, 1997) for the development, construction and operation of assisted living facilities.

    The degree to which Sun is leveraged could have important consequences to holders of Sun Common Stock, including, but not limited to, the following: (i) a substantial portion of Sun's cash flow from operations will be required to be dedicated to debt service and will not be available for other purposes, including acquisitions; (ii) Sun's ability to obtain additional financing in the future could be limited; (iii) certain of Sun's borrowing are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and (iv) the Company's indenture with respect to its 9 1/2% Senior Subordinated Notes, the Company's Credit Facility and the United Kingdom revolving credit facilities generally contain financial and restrictive covenants that limit the ability of Sun to, among other things, borrow additional funds, dispose of assets or pay cash dividends. Failure by Sun to comply with such covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on Sun. The Company expects that it may raise additional equity or debt financing in the future. There can be no assurance that Sun will be successful in raising additional equity or debt financing on terms favorable to the Company, if at all. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

DIFFICULTY OF INTEGRATING ACQUIRED OPERATIONS

    Sun's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. In October 1997, the Company acquired Regency, its largest acquisition to date. Acquisitions present problems of integrating the acquired operations with existing operations, including the loss of key personnel and institutional memory of the acquired business, difficulty in integrating corporate, accounting, financial reporting and management information systems and strain on existing levels of personnel to operate such acquired businesses. In addition, certain assumptions regarding the financial condition of an acquired business may later prove to be incorrect. See "Acquisitions" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation."

    Sun's ability to manage its growth effectively will require it to continue to improve its corporate accounting, financial reporting and management information systems, and to attract, train, motivate and manage its employees effectively. See "Acquisitions," "--Management of Growth" and "--Risks Related to RCA and Contour Mergers."

RISKS RELATED TO RCA AND CONTOUR MERGERS

    In addition to the general acquisition risks described under "--Difficulty of Integrating Acquired Operations" and "Acquisitions." Sun faces risks specific to its pending mergers with Retirement Care and Contour, including risks related to the following:

    POSSIBLE ADVERSE EFFECTS ON SUN IF THE RCA AND CONTOUR MERGERS ARE NOT CONSUMMATED. Since early 1997, Sun has been providing on an arms'-length basis ancillary services and management, consulting and advisory services to certain facilities owned, leased or managed by Retirement Care, its affiliates and affiliates of certain principal shareholders of Retirement Care ("RCA Facilities"). Revenues from the provision of such services totaled $12.4 million, or 0.6% of Sun's net revenues, for the year ended December 31, 1997, substantially all of which remained unpaid as of December 31, 1997. In the event the RCA Merger is not consummated there can be no assurance that RCA would not seek other sources for the provision of such services, and Sun's potential future revenues therefrom would terminate. In addition, Retirement Care is indebted to Sun in the principal amount of approximately $14.8 million, plus accrued and unpaid interest of $1.1 million as of December 31, 1997, pursuant to two loan agreements entered into between Sun and Retirement Care (the "Loan Agreements"). Amounts outstanding under the Loan Agreements are secured by a second lien on all of Retirement Care's accounts receivable and are subordinate to certain other outstanding indebtedness of Retirement Care. In the event that the RCA Merger is not consummated, Sun's ability to collect the amounts owed by Retirement Care to Sun for the provision of services and under the Loan Agreements, which together totalled approximately $27.9 million as of December 31, 1997, could be impaired, particularly in light of the recent deterioration of Retirement Care's financial condition and results of operation subsequent to the execution of the RCA Merger Agreement. In December 1997, the Company purchased from a third party $5.0 million aggregate principal amount of 9% Contour convertible debentures (the "Contour Debentures") which are convertible into one million shares of Contour common stock, for an aggregate price of $8.4 million in cash. In the event the Contour Merger is not consummated, the value of the Contour Debentures could be impaired, particularly in light of the deterioration of Contour's financial condition and results of operations. See "-- Deterioration of Retirement Care's Recent Financial Condition" and "--Deterioration of Contour's Recent Financial Condition." Failure to collect such amounts could require significant charges in the period in which the RCA Merger is terminated, and Sun's financial condition and results of operations may be materially and adversely affected in the period in which such charges are taken.

    On the date this Annual Report on Form 10-K was filed, the RCA Merger Agreement provided that either party has the right to terminate the RCA Merger if the RCA Merger is not consummated by March 31, 1998. There can be no assurance that the RCA Merger will be consummated.

    RESIGNATION OF RETIREMENT CARE'S AND CONTOUR'S INDEPENDENT ACCOUNTANTS; RESTATEMENT OF FINANCIAL STATEMENTS. On August 14, 1997, Coopers & Lybrand L.L.P. ("C&L") resigned as the independent accountants of Retirement Care and Contour. C&L stated that it resigned as the independent accountants of Retirement Care as a result of (i) concerns regarding Retirement Care management's inability to provide adequate support for certain inventory adjustments; (ii) concern regarding other potential adjustments that may have required Retirement Care to amend its quarterly financial statements as previously filed for the first three quarters of fiscal 1997; (iii) concerns with respect to the realizability of notes and advances due to Retirement Care from affiliates; and (iv) C&L's view that Retirement Care should increase its allowances for doubtful accounts and Medicaid/Medicare settlements and increase its accruals for self-insured workers' compensation matters. Contour has indicated that it is not aware of any reason for C&L's resignation as its independent accountants other than Contour's affiliation with Retirement Care. C&L stated that its audit report on Retirement Care's and Contour's financial statements for the fiscal year ended June 30, 1996 should not be relied upon because C&L concluded that it could no longer rely on Retirement Care and Contour management's representations. Retirement Care and Contour announced C&L's resignation on August 21, 1997. On September 5, 1997, upon the recommendation of the independent members of the audit committees of Retirement Care's and Contour's respective boards of directors, Retirement Care and Contour each retained Cherry, Bekaert & Holland, L.L.P. ("CB&H") to reaudit Retirement Care's and Contour's financial statements for the fiscal year ended June 30, 1996 and to audit Retirement Care's and Contour's financial statements for the fiscal year ended June 30, 1997. On October 14, 1997, Retirement Care and Contour each filed amended annual reports on Form 10-K/A restating their results for the fiscal year ended June 30, 1996, and on October 23, 1997, Retirement Care and Contour each filed amended quarterly reports on Form 10-Q/A restating their results for the first three quarters of fiscal 1997. In light of C&L's resignation and the subsequent restatement of

RCA and Contour's financial statements, there is an increased risk that assumptions made by Sun regarding the financial condition of Retirement Care and Contour may later prove to be incorrect. See "--Difficulty of Integrating Acquired Operations."

    SHAREHOLDER LITIGATION. Terms of the merger agreement with respect to the RCA Merger (the "RCA Merger Agreement") do not provide for any contractual indemnification of Sun by Retirement Care's shareholders, nor is Sun retaining any of the merger consideration as protection against any liabilities, known or unknown, of Retirement Care for which Sun would, as a consequence of the RCA Merger, become responsible. As a result, Sun would bear the cost of any such liabilities of Retirement Care, including any liabilities arising out of the following litigation, if the RCA Merger is consummated.

    Between August 25, 1997 and October 24, 1997, ten putative class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased Retirement Care's common stock, naming Retirement Care and certain of its officers and directors as defendants. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for Retirement Care's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated Retirement Care's profitability. Generally, each of the Actions seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and other equitable and injunctive relief.

    On November 25, 1997, Retirement Care, Sun and representatives of the plaintiffs entered into a Memorandum of Understanding ("MOU"), pursuant to which Sun agreed to pay $9 million into an interest bearing escrow account maintained by Sun to settle the Actions (the "Settlement"). The Settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval. Upon satisfaction of the conditions precedent to the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against Retirement Care or any of the other defendants in the Actions will be settled and released and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the escrow account to the plaintiffs. Court approval of the Settlement will not be sought unless and until the RCA Merger closes, and therefore, no assurance can be given that such settlement will become final even if the RCA Merger is consummated.

    There can be no assurance that additional class actions will not be filed against Retirement Care and its officers and directors or that the court will approve the Settlement or that the Actions will be settled and dismissed on the terms described herein or at all. In the event that the RCA Merger does close, but the Settlement is terminated for any reason, the Actions may result in protracted litigation which may result in a diversion of management and other resources of Sun as the new owners of Retirement Care. The payment of substantial legal costs or damages, or the diversion of management and other resources could have a material and adverse effect on Sun's business, financial condition and results of operations.

    Retirement Care is a party to indemnification agreements with certain of the other defendants in the actions described above, including Retirement Care's officers and directors. Retirement Care has also purchased a directors' and officers' liability insurance policy that provides Retirement Care's directors and officers with liability coverage of up to $5 million per policy year. The scope of coverage under the policy is limited, and Retirement Care is currently engaged in a dispute with the carrier whether the policy provides indemnification for losses arising from the Actions. Following the RCA Merger, Sun has agreed to provide indemnification to Retirement Care's officers and directors under certain circumstances.

    DETERIORATION OF RETIREMENT CARE'S RECENT FINANCIAL CONDITION. Retirement Care has experienced significant operating and net losses for the fiscal year ended June 30, 1997. Sun has been informed by Retirement Care that Retirement Care believes the net losses before extraordinary item of approximately

$7.0 million* for the fiscal year ended June 30, 1997 and $4.4* million for the six month period ended December 31, 1997 were incurred in part due to a deterioration of Retirement Care's operations as a result of the pendency of and delays associated with the RCA Merger (including higher than normal turnover), costs associated with the integration and operation of Retirement Care's recently-acquired Virginia and North Carolina facilities (including certain regulatory compliance problems) and declines in Medicaid rates and occupancy rates during fiscal year 1997 without a corresponding reduction in operating costs.

    There can be no assurance that Retirement Care will not experience continued operating and net losses in the future, and unforeseen expenses, difficulties and complications could result in greater than anticipated operating losses or otherwise materially adversely affect Retirement Care's business, financial condition and results of operations before and after the RCA Merger. As a result, Sun as the owner of Retirement Care after the RCA Merger, may be materially and adversely affected by expenses it will incur after the RCA Merger to resolve problems associated with Retirement Care's deteriorating financial condition.

    Based upon a review of Retirement Care's, Contour's and Sun's publicly available historical financial statements, the RCA and Contour Mergers would have had a dilutive impact on Sun's reported earnings per share for the year ended December 31, 1997. If the RCA Merger and Contour Merger are consummated, there can be no assurance that the future combined results will not continue to be dilutive to Sun.

    DETERIORATION OF CONTOUR'S RECENT FINANCIAL CONDITION. Contour has experienced significant operating and net losses for the fiscal year ended June 30, 1997. Contour has informed the Company that it believes that the net loss of approximately $0.3 million** for the fiscal year ended June 30, 1997 and the decrease in net income of $.05 million** for the six month period ended December 31, 1997 were primarily due to decreases in gross profit margin historically earned by Contour's bulk medical supplies operations, increases in operating expenses associated with the acquisition of AmeriDyne Corporation and Atlantic Medical Supply Company, Inc. (with respect to the year-ended June 30, 1997) and increases in certain other operating expenses.

    There can be no assurance that Contour will not experience continued increases in expenses and decreases in gross margins and gross profit in the future, and other unforeseen expenses, difficulties and complications could result in greater than anticipated operating losses or otherwise materially and adversely affect Contour's business, financial condition and results of operations. As a result, Sun as the owner of Contour after the Contour Merger, may be materially and adversely affected by expenses it will incur after the Contour Merger to resolve problem's associated with Contour's deteriorating financial condition.

    Based upon a review of Contour's and Sun's publicly available historical financial statements, the Contour Merger would have had a dilutive impact on Sun's reported earnings per share for the year ended December 31, 1997. If the Contour Merger is consummated, there can be no assurance that the future combined results will not continue to be dilutive to Sun.

    CONFLICTS OF INTEREST AND RELATED PARTY TRANSACTIONS INVOLVING RETIREMENT CARE. For the fiscal year ended June 30, 1997, Retirement Care received $2.0 million* in revenue from certain related party

------------------------

 * Each of the amounts described above are based solely on Retirement Care's Annual Report on Form 10-K for the year ended June 30, 1997 and Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 1997 and December 31, 1997. Sun makes no representation as to the accuracy or adequacy of such amounts.

** Each of the amounts described above are based solely on Contour's Annual Report Form 10-K for the year ended June 30, 1997 and Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 1997 and December 31, 1997. Sun makes no representation as to the accuracy or adequacy of such amounts.

transactions and had $5.4 million owed to it by related parties as of December 31, 1997. After the consummation of the RCA Merger, there can be no assurance that Retirement Care will be able to collect the money owed to it by the related parties or that such related parties will not seek to terminate their relationship with Retirement Care and Sun.

    Retirement Care's management agreements with non-affiliated facilities are generally subject to termination on 60 days' notice, with or without cause, by either Retirement Care or the owner of the facilities. Since seven of the eight facilities under management agreements are controlled by current officers and directors of Retirement Care, the continuation of these agreements will be under the control of such persons. Without the ongoing relationships with the owners of these facilities maintained by Retirement Care's current officers and directors, after the RCA Merger, the owners of these facilities may terminate such management agreements. During the fiscal year ended June 30, 1997 and for the six months ended December 31, 1997, $2.0 and $1.0, respectively, was attributable to the management fees paid by affiliates of Retirement Care. In addition, Sun provided ancillary services to such facilities for the 12 months ended December 31, 1997. If such management agreements are terminated, no assurance can be given that such facilities will continue utilizing Sun to provide those facilities with ancillary services. Such termination would effectively reduce the benefits Sun expects to realize from the RCA Merger.

    OTHER COSTS TO BE INCURRED IN CONNECTION WITH RCA AND CONTOUR
MERGERS. Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $30 million, and is expected to consist of transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions and write-off of certain intangibles and property and equipment and the settlement of certain class action lawsuits. See "--Shareholder Litigation". Approximately $16 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the RCA Merger is consummated. Approximately $5 million of the estimated charges relating to the integration expenses are expected to be expensed as incurred as these costs are expected to benefit future combined operations. Pursuant to the MOU, Sun has agreed to pay $9 million into an interest bearing account to settle the Actions. The Settlement will be expensed in the period in which the conditions to the MOU, including closing of the RCA Merger, are satisfied. These amounts are preliminary estimates only and are, therefore, subject to change.

MANAGEMENT OF GROWTH

    Sun's success will depend in part on its ability to manage the growth of its operations. Any such growth is expected to place a significant strain on Sun's managerial, operational and financial resources. Sun's ability to manage growth effectively will require it to continue to improve its corporate accounting, financial reporting, internal accounting systems and management information systems, and to attract, train, motivate and manage its employees effectively. These demands are expected to require further expenditures for the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that Sun will be able to manage effectively the expansion of its operations, that its systems, procedures or controls will be adequate to support Sun's operations or that Sun's management will be able to exploit opportunities for its services and products. An inability to manage growth, if any, could have a material adverse effect on Sun's business, results of operations, financial condition and cash flow.

NO ASSURANCE OF CONTINUED RAPID GROWTH

    Since its formation in 1989, Sun has implemented an aggressive program of expansion of its business through the acquisition of additional long-term and subacute care facilities and other operations. From January 1994 through December 31, 1997, Sun acquired or assumed the net operations or management of 266 long-term and subacute care facilities with a total of 40,851 licensed beds in the United States, the United Kingdom, Spain, Australia and Germany. Sun intends to continue to pursue its acquisition strategy in the future. In making such acquisitions, Sun competes with other providers, many of which have greater financial resources than Sun. There can be no assurance that suitable acquisitions will be identified or completed in the future.

    Because of operating and financing constraints resulting from acquisitions and internal growth, there can be no assurance that Sun will have adequate cash or borrowing capacity and other resources to compete effectively for future acquisitions or will be able in the future to continue to engage as actively in acquisitions as it has in the past, and uncertainties regarding reimbursement rates for therapy, the outcome of the government investigation of Sun's rehabilitation therapy subsidiary or a material reduction in such rates could limit internal growth of Sun's therapy business. Pursuant to the Senior Credit Facility, Sun will be required to obtain the consent of its principal bank lenders in connection with significant future acquisitions. In addition, to the extent Sun's operational, administrative and financial resources are strained by its acquisition program, Sun's ability to integrate acquired operations may become more protracted. See "-- Difficulty of Integrating Acquired Operations." Although Sun is continuously engaged in discussions regarding future acquisitions, there can be no assurance that any acquisitions will be completed, or that Sun's historic rate of growth in assets, revenues or net revenues will be sustained. See "Acquisitions" and "--Substantial Leverage; Ability to Service Debt."

FINANCIAL RESULTS SUBJECT TO FLUCTUATION

    The Company's financial results may fluctuate on a quarterly basis as a result of a number of factors, including the timing of acquisitions, any associated charges to earnings and the financial performance of acquired companies. A material shortfall in revenue or increase in expenses in a given quarter, or a delayed or unrealized ability to achieve synergies from acquisitions, could have a material adverse effect on the Company's earnings. The Company believes that quarterly comparisons of the Company's revenues and operating results should not be relied on as necessarily being indicative of future performance. Operating results in any particular quarter which do not meet the expectations of securities analysts could cause volatility in the price of the Common Stock. See "--Difficulty of Integrating Acquired Operations" and "--Potential Volatility of Stock Price."

RISK OF EXPANSION OF INTERNATIONAL OPERATIONS; FOREIGN EXCHANGE RISK

    Sun currently conducts business outside of the United States, in the United Kingdom, Spain, Germany, Australia and Canada. Foreign operations accounted for approximately 2%, 4% and 10% of Sun's total net revenues during the years ended December 31, 1995, 1996 and 1997, respectively, and 13% of Sun's consolidated total assets as of December 31, 1997. See "--Acquisitions." Sun expects that its revenues and operations attributable to international operations may increase and substantially contribute to Sun's growth and earnings in the future. Accordingly, as Sun's international operations continue to grow, adverse results from Sun's international operations could adversely effect Sun's financial condition and results of operations. Sun intends to expand its international operations through the acquisition of operational facilities and the construction and development of new facilities. In the past, Sun has constructed and developed new facilities to a more significant degree in its international expansion than it has in the United States, where Sun's growth has been primarily due to the acquisition of operational facilities. In addition to the capital expenditures involved in the construction and development of new facilities, Sun expects to incur substantial losses in the first year of operation of a new facility. As a result, the financial condition and results of operations of Sun's international operations could be adversely affected in any period in which a significant number of facilities are being constructed or developed or are in their first year of operation. The success of Sun's operations in and expansion into international markets depends on numerous factors, many of which are beyond its control. Such factors include, but are not limited to, economic conditions and healthcare regulatory systems in the foreign countries in which Sun operates. In addition, international operations and expansion may increase Sun's exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, currency fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards and political risks.

    Sun's financial condition and results of operations are subject to foreign exchange risk. Because of Sun's foreign growth strategies, Sun does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of Sun's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

YEAR 2000 DATE CHANGE--POTENTIAL EFFECT ON NETWORKS AND SYSTEMS

    For a description of certain risks related to the Year 2000 date change, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

INCREASED LABOR COSTS AND AVAILABILITY OF PERSONNEL

    In recent years Sun has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel, increased staffing levels in its long-term and subacute care facilities due to greater patient acuity and the hiring and retention of staff therapists. Although Sun expects labor costs to continue to increase in the future, it is anticipated that any increase in costs will generally result in higher patient rates in subsequent periods, subject to the time lag in most states between increases in reimbursable costs and the receipt of related reimbursement rate increases. Since under PPS and fee schedules payment is no longer on a "pass-through" basis, increases in costs may no longer result in increases in payment rates. See "--Potential Reduction of Reimbursement Rates from Third Party Payors and Possible Adverse Impact on Future Operating Results," "--Risks Associated with Reimbursement Process and Collectibility of Certain Accounts Receivable," "--Potential Liability for Reimbursements Paid to Former Operators of Acquired Facilities," and "--Risks Associated with Related Party Transactions."

    In the past, the healthcare industry, including Sun's long-term and subacute care facilities, has experienced a shortage of nurses to staff healthcare operations and, more recently, the healthcare industry has experienced a shortage of therapists. Sun is not currently experiencing a nursing or therapist shortage, but it competes with other healthcare providers for nursing and therapist personnel and may compete with other service industries for persons serving Sun in other capacities, such as certified nursing assistants. A nursing, therapist or certified nursing assistant shortage could force Sun to pay higher salaries and make greater use of higher cost temporary personnel. A lack of qualified personnel might also require Sun to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

POTENTIAL CONFLICTS OF INTEREST FROM RELATED PARTY TRANSACTIONS

    At December 31, 1997, 63 of Sun's 321 long-term and subacute care facilities in the United States were leased or subleased from John E. Bingaman or Zev Karkomi, two of Sun's directors, or from partnerships or corporations in which such directors are general or limited partners, directors or stockholders or otherwise have a significant equity holding. Sun believes the terms of all of the foregoing leases and subleases to which it is a party are as favorable to Sun as those that could have been obtained in arms' length transactions with non-affiliated parties at the time of such transactions. However, contractual relationships with entities affiliated with members of Sun's board of directors create the potential for conflicts of interest. Sun will likely continue to enter into leases and subleases with members of its board of directors and their affiliates. There can be no assurance that these contractual relationships with members of Sun's board of directors and their affiliates will not create actual conflicts of interest.

RISKS RELATED TO INSURANCE AND SUBSTANTIAL COMPETITION

    For a description of certain risks related to adequacy of insurance, see "Insurance." For a description of certain risks related to the substantial competition faced by Sun, see "Competition."

CONCENTRATION OF OWNERSHIP

    As of January 31, 1998, Mr. Andrew Turner, the Chairman of the Board of Directors and Chief Executive Officer of Sun, beneficially owned approximately 13.8% of the outstanding Common Stock. While Mr. Turner's percentage ownership is not sufficient to enable him to control the outcome on matters submitted to stockholders, his stock ownership, along with his position as Chairman of the Board of Directors and Chief Executive Officer of Sun, enables him to exert significant influence on Sun's operations. Mr. Turner's level of ownership may have the effect of hindering a change of control of Sun.

ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK

    Sun's certificate of incorporation and by-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, Sun. In addition, approximately 4% of the Company's Common Stock is owned by a grantor stock trust (the "Grantor Trust"), which holds such shares for issuance under the company's stock option plans and employee stock purchase plan. Employees and nonemployee directors holding stock options and employee stock purchase plan participants have the right to vote all of the shares held by the Grantor Trust. The voting control of such shares of stock by employees and management may make it more difficult for a third party to acquire (or such ownership may discourage bids for) Sun. The provisions in the certificate of incorporation and by-laws, together with ownership of such shares by the Grantor Trust, could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. In addition, shares of Sun's preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions and having such rights, voting powers, preferences and relative, participating, optional and other special privileges as the board of directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of Sun. Sun has no present plans to issue any shares of its preferred stock, other than the shares of Sun Preferred Stock to be issued in the RCA Merger. In addition, Sun has adopted a stockholder rights plan that, along with certain provisions of Sun's certificate of incorporation, have the effect of discouraging certain transactions involving a change of control of Sun. See "Description of Capital Stock," "Description of Preferred Stock" and "Description of Common Stock" in the accompanying Prospectus.

POTENTIAL VOLATILITY OF STOCK PRICE

    There has in the past been significant volatility in the market prices of securities of healthcare companies. In particular, the market price of the Common Stock has in the past been subject to heightened volatility resulting primarily from uncertainties regarding certain Medicare reimbursement policies and government investigations of Sun. See "--Potential Reduction of Reimbursement Rates From Third Party Payors and Possible Adverse Impact on Future Operating Results," "--Investigations; Uncertain Impact on Future Operating Results" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Sun believes factors such as legislative and regulatory developments, continuing uncertainties regarding certain Medicare reimbursement policies and government investigations of Sun and quarterly variations in financial results could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility that has particularly affected the market prices of many healthcare service companies' stocks and that often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock. See "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2.  PROPERTIES

    FACILITIES. Most of the Company's long-term and subacute care facilities are subject to long-term operating leases, subleases, or management agreements. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The Company's facilities that are leased are subject to long-term operating leases or subleases, the terms of which range from 5 to 23 years, and require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The Company's rights as lessee or sublessee could be subject to termination upon a foreclosure by the underlying mortgage lender or termination by the lessor. The annual rent payable under each of the leases generally increases based on a fixed percentage or increases in the Consumer Price Index. Many of the leases contain renewal options to extend the term for between 5 to 40 consecutive years. As of December 31, 1997, 35 of the Company's facilities were leased from Meditrust. The Meditrust leases generally provide for a fixed annual 2.5% increase over the prior year's rent and have initial terms expiring between 2004 and 2011 with renewal options for five consecutive five year terms. The Meditrust leases contain cross-default provisions, so that a default under any one of the Meditrust leases may trigger a default under all mortgages and leases financed by Meditrust. As of December 31, 1997, ten of the Company's long-term and subacute care facilities were subject to management agreements, which generally provide the Company with management fees based on a percentage of the revenues of the managed facility and may also include a fixed fee component.

    At December 31, 1997, the Company had an aggregate of $32.3 million of outstanding mortgages with Meditrust which contain cross-default provisions with all of such mortgages and leases also financed by Meditrust.

    The Company believes that the aggregate occupancy percentages for all of its facilities were 92%, 91% and 91% in the United States and 89%, 86% and 78% in the United Kingdom for the years ended December 31, 1995, 1996 and 1997, respectively. However, the Company believes that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. See "Item 1--Business" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement." The Company computes average occupancy percentages by dividing the total number of beds sold by the total number of licensed beds available for use during the periods indicated.

    FACILITIES IN THE UNITED STATES. The following table sets forth certain information concerning the long-term and subacute care facilities owned, leased or managed by the Company in the United States as of December 31, 1997. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                                                    NUMBER OF        NUMBER OF
STATE                                                              FACILITIES    LICENSED BEDS(1)
----------------------------------------------------------------  -------------  -----------------
California (2)..................................................          100            9,962
Massachusetts (3)...............................................           36            4,753
Texas...........................................................           26            3,212
Washington......................................................           21            1,843
Connecticut (4).................................................           15            2,159
Tennessee.......................................................           14            1,864
Illinois........................................................           12            1,340
North Carolina..................................................           11            1,364
Arizona.........................................................           10            1,543
Idaho (5).......................................................            9              933
New Hampshire...................................................            9              888
New Mexico......................................................            8              646
Louisiana.......................................................            7            1,135
Ohio (5)........................................................            7              769
West Virginia (5)...............................................            6              619
Alabama.........................................................            5              609
Florida.........................................................            5              775
Kentucky (6)....................................................            5              479
New Jersey (7)..................................................            5              770
Colorado (8)....................................................            2              213
Oklahoma........................................................            2              135
Oregon..........................................................            2              195
Indiana.........................................................            1               99
Iowa............................................................            1               77
Maryland........................................................            1              170
Missouri........................................................            1              103
                                                                          ---           ------
                                                                          321           36,655
                                                                          ---           ------
                                                                          ---           ------

------------------------

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

(2) Includes four facilities owned and one facility managed by the Company.

(3) Includes two facilities owned and two facilities managed by the Company.

(4) Includes one facility managed by the Company and is the holder by assignment of an option to acquire this facility.

(5) Includes one facility owned by the Company.

(6) Includes four facilities managed by the Company.

(7) Includes one facility managed by the Company.

(8) Includes one facility owned by the Company and one facility managed by the Company.

    See "Item 1--Certain Additional Business Risks--Potential Conflicts of Interests from Related Party Transactions" for a description of certain relationships between certain of the Company directors with respect to leases for certain of the above facilities in the United States.

    FACILITIES IN THE UNITED KINGDOM. The following table sets forth certain information concerning the long-term care facilities owned or leased by the Company as of December 31, 1997. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                                                    NUMBER OF        NUMBER OF
REGION                                                             FACILITIES    LICENSED BEDS(1)
----------------------------------------------------------------  -------------  -----------------
England (2).....................................................          113            6,307
Scotland (3)....................................................            9              741
Wales (4).......................................................            7              453
Northern Ireland (5)............................................            8              336
                                                                          ---            -----
                                                                          137            7,837
                                                                          ---            -----
                                                                          ---            -----

------------------------

(1) "Licensed Beds" refers to the number of beds for which a register has been issued, which may vary in some instances from registered beds available for use.

(2) Includes 53 facilities owned by the Company.

(3) Includes four facilities owned by the Company.

(4) Includes two facilities owned by the Company.

(5) Includes one facility owned by the Company.

    CONSTRUCTION OF HEALTHCARE FACILITIES IN THE UNITED KINGDOM. As of December 31, 1997, the Company had two facilities with an aggregate of 135 beds under construction in the United Kingdom.

    FACILITIES IN GERMANY, SPAIN AND AUSTRALIA. The following table sets forth certain information concerning the long-term care facilities owned or leased by the Company as of December 31, 1997. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                                                     NUMBER OF         NUMBER OF
COUNTRY                                                             FACILITIES     LICENSED BEDS(1)
----------------------------------------------------------------  ---------------  -----------------
Spain (2).......................................................             8             1,328
Germany (3).....................................................            11               930
Australia (4)...................................................             6               353

------------------------

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

(2) Includes one facility owned by the Company.

(3) Includes one facility owned by the Company and one facility managed by the Company.

(4) Includes six facilities owned by the Company.

    PHARMACEUTICAL SERVICES. As of December 31, 1997, the Company operated 34 regional pharmacies, four in-house long-term care pharmacies, and one pharmaceutical billing and consulting center in the United States. Also, as of December 31, 1997, the Company operated 19 pharmacies and one supply distribution center in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the financial position or results of operations of the Company.

    On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the United States Department of Health and Human Services' Office of Inspector General ("OIG") and that the Company's financial results were misstated. The Complaint purports to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of the registration rights agreement pursuant to which the Company agreed to register the shares issued to such former SunCare stockholders in the acquisition. Plaintiffs purport to seek recession, unspecified compensatory damages, punitive damages and other relief. The trial is currently scheduled to begin in the Summer of 1998.

    The Company believes the SunCare Litigation will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of this action in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcomes of the SunCare Litigation are forward looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risks inherent in any litigation, particularly a jury trial, the existence and scope of any subsequently filed complaints, the scope of insurance coverage, and the outcome of the OIG investigation and all factors that could affect that outcome.

    On September 8, 1995, a derivative action was filed by Brickell Partners against certain of the Company's current and former directors and officers in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain of the Company's current and former directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. In December 1997 the Company and the plaintiffs reached an agreement in principle to settle the action for an immaterial amount. The settlement is subject to definitive documentation and court approval.

    In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the OIG and the United States Department of Justice. At this time, the Company does not know the full scope of the investigation. However, the Company currently believes that the investigation is focused principally on whether the Company provided and billed for unnecessary or unordered therapy services to residents of skilled nursing facilities and whether the Company adequately documented the therapy services which it provided.

    In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. The government continues to collect information, and the Company continues to cooperate with the investigators. The Company and the government have had preliminary discussions, and the Company expects to have continuing discussions, regarding a possible settlement of the investigation.

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

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. In 1997, the DSS also began an investigation of information submitted for the 1995 cost year as well as for cost reporting periods prior to 1993. The evidentiary phase of the hearing has concluded, but the proceedings are is still in progress and the Company is unable to determine at this time when the proceedings will be concluded or whether the evidence will warrant further administrative action or Medicaid reimbursement sanctions by DSS. However, based on the Company's current understanding of the investigation, the Company does not believe the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward-looking and could be affected by a number of factors, including the factual findings and interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other governmental authorities in Connecticut or elsewhere.

    In 1997, the Company was notified by a law firm representing several national insurance companies that these companies believed Sun had engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company began discussions directly with these insurers and hopes to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "SHG." The following table shows the high and low sales prices for the common stock as reported by the NYSE for the periods indicated:

                                                                               HIGH        LOW
                                                                             ---------  ---------
1996
  First Quarter............................................................  $   14.25  $   11.25
  Second Quarter...........................................................      15.63      12.88
  Third Quarter............................................................      14.63      11.63
  Fourth Quarter...........................................................      13.63      11.50
1997
  First Quarter............................................................  $   16.25  $   12.75
  Second Quarter...........................................................      20.81      13.88
  Third Quarter............................................................      23.44      19.63
  Fourth Quarter...........................................................      22.94      17.25

    There were approximately 3,271 holders of record as of March 27, 1998 of the Company's common stock.

    The Company has not paid nor declared any dividends on its common stock since its inception and anticipates that its future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. The Company is restricted from paying dividends under the Credit Facility. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Result of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The following Selected Consolidated Financial Data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's Consolidated Financial Statements. The financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and related notes thereto.

                                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1997(1)       1996(2)     1995(3)(4)(5)  1994(3)     1993(3)
                                                ------------  ------------  ------------  ----------  ----------

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues............................  $  2,010,820  $  1,316,308   $1,135,508   $  673,354  $  230,815
Earnings before income taxes and extraordinary
  loss........................................        95,882        52,466       12,794       36,807      22,710
Earnings (loss) before extraordinary loss.....        54,729        21,536      (20,568)      19,561      13,463
Extraordinary loss............................        19,928       --             3,413       --          --
                                                ------------  ------------  ------------  ----------  ----------
      Net earnings (loss).....................  $     34,801  $     21,536   $  (23,981)  $   19,561  $   13,463
                                                ------------  ------------  ------------  ----------  ----------
                                                ------------  ------------  ------------  ----------  ----------
Net earnings (loss) per common and common
  equivalent share(6):
  Net earnings (loss) before extraordinary
    loss:
    Basic.....................................  $       1.18  $       0.46   $    (0.43)  $     0.63  $     0.73
    Diluted...................................  $       1.12  $       0.46   $    (0.43)  $     0.61  $     0.72

Net earnings:
  Basic.......................................  $       0.75  $       0.46   $    (0.51)  $     0.63  $     0.73
  Diluted.....................................  $       0.74  $       0.46   $    (0.51)  $     0.61  $     0.72

Weighted average number of common and common
  equivalent shares:
  Basic.......................................        46,329        46,360       47,419       31,038      18,374
  Diluted.....................................        51,851        46,868       47,419       31,830      18,608

Working capital...............................  $    319,519  $    211,582   $  237,147   $  197,150  $   45,451
Total assets..................................     2,579,236     1,229,426    1,042,503    1,054,223     110,488
Long-term debt, net of current portion........     1,488,861       460,501      348,460      398,534      11,967
Stockholders' equity..........................       617,053       572,137      569,042      550,449      70,361

------------------------

(1) Results for the year ended December 31, 1997 include a charge of $7.0 million recognized by the Company in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $17.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency's 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's credit facility.

(2) Results for the year ended December 31, 1996 include a $24.0 million charge recognized by the Company to settle certain of the lawsuits brought by shareholders and, as a reduction of this settlement charge, $9.0 million which was received from the Company's director and officer liability insurance carrier in connection with the settlement (see Note 15 to the Consolidated Financial Statements). In addition, in 1996, the Company recorded additional expenses of $4.3 million related to monitoring and responding to the continuing investigation by the United States Department of

    Health and Human Services' Office of Inspector General ("OIG") and to responding to the remaining shareholder litigation related to the announcement of the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters.

(3) Results for the year ended December 31, 1995 and prior years represent pro forma amounts to include pro forma taxes of CareerStaff and Golden Care prior to their conversions to be taxed as C corporations, which occurred in June 1994 and May 1995, respectively.

(4) Results for the year ended December 31, 1995 include a charge of $3.3 million in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39.4 million of the 6 1/2% Convertible Subordinated Debentures and an extraordinary charge of $3.4 million, net of the related tax benefit, in connection with the tender offer of the 11 3/4% Senior Subordinated Notes. (See Note 6 to the Consolidated Financial Statements).

(5) Also included in results for the year ended December 31, 1995 is $5.8 million of transaction-related merger costs incurred in connection with the merger of the Company with CareerStaff and Golden Care (see Note 2 to the Consolidated Financial Statements), a $59.0 million impairment loss recorded by the Company which primarily relates to goodwill associated with six of the forty facilities acquired in the acquisition of Mediplex (see Note 1(g)) to the Consolidated Financial Statements), $4.0 million related to averting a strike and negotiating new contracts for certain unionized homes in Connecticut, and a charge of $5.5 million related to monitoring and responding to the investigation by the OIG and legal fees resulting from the shareholder litigation.

(6) See Note 1(o) to the Company's Consolidated Financial Statements for net earnings (loss) per share information. Also, pro forma net earnings per share data for the year ended December 31, 1993 is calculated based upon the number of shares of the Company's common stock issued upon the formation of Sun Healthcare Group, Inc. on April 15, 1993, which placed under the control of a single corporation all of the Company's operations and the appropriate weighted average number of shares of the Company's common stock for common stock transactions of the Company subsequent to the Company's preincorporation agreement dated as of April 13, 1993, and also include the appropriate weighted average number of shares of the Company's common stock for common stock transactions of CareerStaff and Golden Care for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company, through its direct and indirect subsidiaries (hereinafter collectively referred to as the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term care and subacute care services and outpatient therapy services are provided through affiliated facilities. Therapy services and pharmaceutical services are provided by the Company in both affiliated and nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom, Spain and Germany and acute care services in Australia and pharmaceutical services in the United Kingdom and Spain.

    The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities ("facilities"), use of its long-term and subacute care operations as a base for expansion of its ancillary services, provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Under the current Medicare reimbursement system, ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, have significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities and accordingly have provided more than half of the

Company's operating profits. The higher operating margins from the provision of ancillary services are primarily attributable to more favorable reimbursement rates. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and sub-acute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The Company believes that when Medicare implements a prospective payment system ("PPS") for long-term and subacute care services it may be better able than some of its competitors to respond to the new PPS environment because it provides more types of ancillary services in-house and to nonaffiliated facilities than many of its competitors. There can be no assurance that the Company will be able to maintain its margins or that its margins will not decrease and that PPS will not have a material adverse effect on the Company's financial condition or results of operations. See "Effects from Changes in Reimbursement."

    The Company's results of operations for the years ended December 31, 1997, 1996 and 1995 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations.

    In October 1997, the Company acquired Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a diversified provider of rehabilitation therapy, pharmacy and home health services. At the date of acquisition, Regency operated 111 long-term care facilities (including one managed facility) in the United States and provided rehabilitation therapy and pharmacy services to both affiliated and nonaffiliated facilities.

    In February 1997, the Company agreed to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of approximately 106 skilled nursing facilities and assisted living centers, and its 65% owned subsidiary, Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. In addition, the Company agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care. The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of the minority interest of Contour is expected to be accounted for as a purchase. These transactions are expected to close in the second quarter of 1998.

    In January 1997, the Company acquired the portion not previously owned by the Company of Ashbourne PLC, which as of the date of acquisition, operated 49 nursing and residential support facilities in the United Kingdom.

    At December 31, 1997, the Company operated 321 facilities with 36,655 licensed beds in the United States and 137 facilities with 7,837 licensed beds in the United Kingdom, 8 facilities with 1,328 licensed beds in Spain, 11 facilities with 930 licensed beds in Germany and 6 facilities with 353 licensed beds in Australia. In addition to Regency and Ashbourne, during 1997, the Company acquired 54 facilities in the United States and 9 facilities in the United Kingdom, resulting in a total increase of 6,399 and 476 licensed beds in the United States and United Kingdom, respectively. Also, in 1997 the Company developed and opened one facility in the United States and 9 facilities in the United Kingdom with a total of 154 and 604 licensed beds in the United States and United Kingdom, respectively. The Company also acquired 38% of the equity of Alpha Healthcare Limited, an operator of ten acute care facilities in Australia.

    At December 31, 1996, the Company operated 160 facilities with 19,321 licensed beds in the United States and 75 facilities with 3,420 licensed beds in the United Kingdom. During 1996, the Company acquired APTA Healthcare PLC ("APTA") which operated 32 facilities with 1,263 licensed beds in the United Kingdom. In addition to APTA during 1996, the Company acquired 32 facilities in the United States and 11 facilities in the United Kingdom, resulting in a total increase of 3,874 and 486 licensed beds in the United States and United Kingdom, respectively. In addition, in 1996 the Company developed and opened four facilities in the United Kingdom with 230 licensed beds.

    At December 31, 1995, the Company operated 131 facilities with 15,921 licensed beds in the United States and 28 facilities with 1,437 licensed beds in the United Kingdom.

    The Company's therapy service operations include the provision of physical, occupational and speech therapy, the provision of respiratory care, the provision of additional ancillary healthcare services, such as dentistry, and the distribution of related equipment and supplies. As of December 31, 1997, the Company provided its therapy services to 1,278 nonaffiliated facilities, an increase of 519 facilities from the 759 nonaffiliated facilities serviced at December 31, 1996.

    The Company's temporary therapy service operations which provide temporary therapists, had 27, 20, and 18 division offices at December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the Company provided a total of 2,817,000 temporary therapy staffing hours to nonaffiliates, an increase of 415,000 hours from the 2,402,000 nonaffiliated temporary therapy staffing hours provided during the year ended December 31, 1996.

    The Company's pharmaceutical service operations include the provision of pharmaceuticals, the distribution of related supplies and home care. As of December 31, 1997, the Company operated 34 regional pharmacies, four in-house long-term care pharmacies, 14 home health service agencies, and a pharmaceutical billing and consulting center.

    The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, Spain and Germany and acute care facilities in Australia, include the provision of pharmaceutical services in the United Kingdom and Spain and outpatient therapy services in Canada. During 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as in the United States. As of December 31, 1997, the Company operated 19 pharmacies and one supply distribution center in the United Kingdom and one pharmacy in Spain.

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Long-term and Subacute Care Facility Operations
  Long-term and subacute care facilities (including managed facilities):
    Domestic operations..............................................................        321        160        131
    Foreign operations...............................................................        162         75         28
                                                                                       ---------  ---------  ---------
      Total..........................................................................        483        235        159
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Licensed beds (including managed facilities):
    Domestic operations..............................................................     36,655     19,321     15,921
    Foreign operations...............................................................     10,448      3,420      1,437
                                                                                       ---------  ---------  ---------
      Total..........................................................................     47,103     22,741     17,358
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Therapy Service Operations:
    Nonaffiliated facilities served..................................................      1,278        759        643
    Affiliated facilities served.....................................................        287        152        125
                                                                                       ---------  ---------  ---------
      Total..........................................................................      1,565        911        768
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Temporary Therapy Staffing Service Operations:
    Hours billed to nonaffiliates (in thousands).....................................      2,817      2,402      1,999
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Pharmaceutical Operations:
    Nonaffiliated facilities served..................................................        546        325        271
    Affiliated facilities served.....................................................        255        112        101
                                                                                       ---------  ---------  ---------
      Total..........................................................................        801        437        372
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                             1997                     1996                     1995
                                                    -----------------------  -----------------------  -----------------------
Long-term and subacute care services..............  $  1,237,746         62% $    826,780         63% $    759,459         67%
Therapy services to nonaffiliates.................       301,301         15       220,592         17       170,154         15
Foreign operations................................       198,154         10        60,985          4        27,072          2
Temporary therapy staffing services to
  nonaffiliates...................................       138,556          7       116,818          9        96,500          9
Pharmaceutical services to nonaffiliates..........       123,411          6        70,673          5        51,409          5
Ambulatory surgery................................       --          --            11,857          1        26,197          2
Management fees and other.........................        11,652     --             8,603          1         4,717     --
                                                    ------------        ---  ------------        ---  ------------        ---
  Total net revenues..............................  $  2,010,820        100% $  1,316,308        100% $  1,135,508        100%
                                                    ------------        ---  ------------        ---  ------------        ---
                                                    ------------        ---  ------------        ---  ------------        ---

    Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to affiliated facilities were $180.9 million, $113.9 million and $92.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Revenues provided to domestic affiliated facilities for pharmaceutical services were $32.7 million, $19.5 million and $14.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Total net revenues.....................................................        100%       100%       100%
                                                                               ---        ---        ---
Costs and expense:
  Operating............................................................       82.7       84.2       81.9
  Corporate general and administrative.................................        4.9        4.7        4.5
  Provision for losses on accounts receivable..........................        0.8        1.1        1.3
  Depreciation and amortization........................................        2.8        2.6        2.4
  Interest, net........................................................        3.7        2.0        1.9
  Loss on sale of Canadian operations..................................        0.3     --         --
  Conversion expense...................................................     --         --            0.3
  Merger expenses......................................................     --         --            0.5
  Strike costs.........................................................     --         --            0.4
  Investigation and litigation costs...................................     --            1.5        0.5
  Impairment loss......................................................     --         --            5.2
                                                                               ---        ---        ---
    Total costs and expenses...........................................       95.2       96.1       98.9
                                                                               ---        ---        ---
Earnings before income taxes and extraordinary loss....................        4.8        3.9        1.1
Income taxes(1)........................................................        2.1        2.3        2.9
                                                                               ---        ---        ---
Net earnings (loss) before extraordinary loss(1).......................        2.7        1.6       (1.8)
Extraordinary loss.....................................................        1.0     --            0.3
                                                                               ---        ---        ---
Net earnings (loss)(1).................................................        1.7%       1.6%      (2.1)%
                                                                               ---        ---        ---
                                                                               ---        ---        ---

------------------------

(1) Results for the year ended December 31, 1995 represents pro forma amounts to include pro forma taxes of SunCare prior to its conversion to be taxed as a C Corporation, which occurred in May 1995.

    The results of the Company's ambulatory surgery operations are immaterial to the Company's consolidated results and, therefore, this discussion excludes the Company's ambulatory surgery operations. The Company sold its ambulatory surgery subsidiary in the second quarter of 1996.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Total net revenues for the year ended December 31, 1997 increased 53% from $1,316 million for the year ended December 31, 1996 to $2,011 million.

    Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $826.8 million for the year ended December 31, 1996 to $1,237.7 million for the year ended December 31, 1997, a 50% increase. Net revenues from long-term and subacute care services were negatively impacted in 1997 and 1996 by certain changes in accounting estimates for third-party settlements (see "Effects from Changes in Reimbursement" and Note 1 to the Consolidated Financial Statements for information regarding the Company's revenue recognition policy). In the fourth quarter of 1997, the Company recorded negative revenue adjustments totaling approximately $15 million resulting from changes in accounting estimates primarily based on new information arising from the settlement in late 1997 of substantially all of the Company's facility cost reports for 1994 and 1995. This charge also includes an estimate for projected settlements in 1996 based on prior years' settlements. The $15 million of negative revenue adjustments represents approximately 2% of total Medicare revenues recognized in the periods settled and 1996. Historically, fiscal intermediaries have settled the Company's facility cost reports during the latter half of the year.

    In addition, the extinguishment of certain Regency debt during the fourth quarter of 1997, resulted in an increase in certain reimbursable costs from Medicare. As a result, the Company recognized $4.0 million of revenues from Medicare of which $3.5 million was for long-term and subacute care services.

    In the fourth quarter of 1996, the Company recorded negative revenue adjustments totalling approximately $23.0 million resulting from changes in accounting estimates of amounts realizable from third-party payors. These changes in accounting estimates primarily arose out of the cost reporting settlement process in the latter part of 1996, including the settlement of outstanding Medicare cost reports and the results of Medicare and Medicaid cost report audits. Approximately $19.4 million of the adjustments related to changes in estimates out of the settlement of prior years' cost reports including $11.1 million of adjustments from the Company's Mediplex facilities.

    Giving effect to the adjustments in 1997 and 1996 (discussed above), net revenues from long-term and subacute care services increased 50% from $826.8 million for the year ended December 31, 1996 to $1,237.7 million for the year ended December 31, 1997. Approximately $126.8 million or 31% of this increase results from the 110 leased or owned facilities acquired from Regency and approximately $206.4 million or 50% of this increase resulted from an additional 79 leased or owned facilities acquired or opened since December 31, 1995. The acquisition of Regency occurred in October 1997 and net revenues include the results of operations since the date of acquisition. The remaining net revenue increase of $89.2 million, after giving effect to a decrease in net revenues of approximately $11.4 million relating to three facilities sold during 1996 and four facilities sold during 1997, is primarily attributable to an increase in revenue per patient day on a same facility basis for the 123 leased or owned facilities in operation for all of 1996 and 1997. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

    Net revenues from therapy services to nonaffiliated facilities increased 37% from $220.6 million for the year ended December 31, 1996 to $301.3 million for the year ended December 31, 1997 primarily as a result of an increase in the number of nonaffiliated facilities served from 759 facilities at December 31, 1996 to 1,278 facilities at December 31, 1997. This increase includes 46 nonaffiliated facilities and approximately $10.2 million in net revenues from therapy services provided to Retirement Care facilities primarily in the latter half of 1997.

    Net revenues from foreign operations increased 225% from $61.0 million for the year ended December 31, 1996 to $198.1 million for the year ended December 31, 1997. Approximately $111.1 million or 81% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne in January 1997 and APTA in December 1996, which when combined, added approximately $94.0 million or 85% of the increase in net revenues from the nursing home operations in the United Kingdom during the year ended December 31, 1997. Approximately $15.1 million or 11% of the total increase was the result of increased net revenues from the pharmacy operations which was primarily the result of 18 pharmacies and a supply distribution center acquired or opened since December 31, 1995 in the United Kingdom. The remaining increase in net revenues is attributable to the Company's acquisitions of nursing homes in Spain, acute care facilities in Australia, and increased revenues from the Company's outpatient clinics in Canada. As previously discussed, the Company has announced its intention to sell and divest itself of its outpatient therapy service operations in Canada.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 19% from $116.8 million for the year ended December 31, 1996 to $138.6 million for the year ended December 31, 1997 primarily as a result of an increase in service hours billed to nonaffiliates from 2,402,000 hours in the year ended December 31, 1996 to 2,817,000 hours in the year ended December 31, 1997. The increase in service hours billed was primarily attributable to acquisitions during 1997 and 1996.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 75% from $70.7 million for the year ended December 31, 1996 to $123.4 million for the year ended December 31, 1997. Approximately $24.9 million or 47% of the increase in net revenues was the result of the addition of 10 pharmacies and 14 home health agencies acquired from Regency. In addition, net revenues increased by $22.0 million primarily as a result of the increase in nonaffiliated facilities served as a result of additional acquisitions during 1997 and 1996.

    Operating expenses, which includes rent expense of $143.9 million and $91.7 million for the year ended December 31, 1997 and 1996, respectively, increased 50% from $1,107.8 million for the year ended December 31, 1996 to $1,662.8 million for the year ended December 31, 1997. The increase resulted primarily from the net increase of 62 leased or owned facilities during various times during the year ended December 31, 1996 and 257 leased or owned facilities during the year ended December 31, 1997 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues decreased from 84.2% for the year ended December 31, 1996 to 82.7% for the year ended December 31, 1997. The decrease in operating expenses as a percentage of net revenues was primarily due to the acquisitions of Ashbourne and APTA whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. The decrease is offset by lower operating margins in the United Kingdom as occupancy rates in the United Kingdom have been negatively impacted by an excess number of available beds in the United Kingdom. In addition, since December 31, 1995, the Company has opened 20 long-term care facilities in the United Kingdom which has also negatively impacted occupancy as well as operating margins.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 58% from $62.1 million for the year ended December 31, 1996 to $98.2 million for the year ended December 31, 1997. As a percentage of net revenues, corporate general and administrative expenses increased from 4.7% for the year ended December 31, 1996 to 4.9% for the year ended December 31, 1997. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the development of the Company's foreign operations, newly acquired domestic operations including the acquisition of Regency, and implementation of new business strategies.

    The provision for losses on accounts receivable increased 5% from $15.0 million for the year ended December 31, 1996 to $15.8 million for the year ended December 31, 1997. As a percentage of net revenues, provision for losses on accounts receivable decreased from 1.1% for the year ended December 31, 1996 to 0.8% for the year ended December 31, 1997. In 1996, the Company experienced higher than expected write-offs of patient accounts receivable primarily at its Mediplex facilities acquired in June 1994 and recorded an additional provision for losses on accounts receivable of approximately $6.6 million. In addition, beginning in mid 1996, the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see "Liquidity and Capital Resources").

    Depreciation and amortization increased 67% from $33.8 million for the year ended December 31, 1996 to $56.6 million for the year ended December 31, 1997. As a percentage of net revenues, depreciation and amortization expense increased from 2.6% for the year ended December 31, 1996 to 2.8% for the year ended December 31, 1997, respectively. The increase is primarily due to the assets acquired by the Company, including goodwill, of Regency acquired during the fourth quarter of 1997, of Ashbourne acquired during the first quarter of 1997 and of APTA acquired during the fourth quarter of 1996.

    Net interest expense increased 188% from $25.9 million for the year ended December 31, 1996 to $74.5 million for the year ended December 31, 1997. As a percentage of net revenues, interest expense increased from 2.0% for the year ended December 31, 1996 to 3.7% for the year ended December 31, 1997. The increase was related to (i) an increase in borrowing costs resulting from the Company's issuance of $250 million of 9 1/2% Senior Subordinated Notes due 2007 in July of 1997, and (ii) an increase in borrowings and borrowing costs under the Company's credit facility associated with acquisitions during 1996 and 1997 including Regency, Ashbourne and APTA. The increase was also due to interest expense related to capital leases assumed by the Company as part of the Company's acquisitions of Ashbourne and APTA.

    In 1997, the Company recorded a charge totaling $7.0 million in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell.

    In 1997, the Company recorded an extraordinary charge of $17.9 million net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency's 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's credit facility.

    In 1996, the Company reached an agreement in principle to settle certain of the class-action lawsuits brought by shareholders for $24.0 million and recognized, as a reduction of the settlement cost, a $9.0 million claim from its director and officer liability insurance carrier. Although the Company funded the settlement payment in 1996, the Company did not receive payment from its insurance carrier until March 1997. In addition, in 1996 the Company accrued additional charges and expenses of $4.3 million related to monitoring and responding to the continuing investigation by the U.S. Department of Health and Human Services' Office of Inspector General ("OIG") and responding to the remaining shareholder litigation filed after the announcement of the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation").

    The Company's effective tax rate was 40% for the year ended December 31, 1997 after excluding the loss on the sale of the Canadian operations and was 41% for the year ended December 31, 1996 after excluding the investigation and litigation charge. The decrease in the effective tax rate was due to a more favorable mix of state income in the United States than in the prior year. The effective tax rate is expected to increase during 1998 primarily due to a less favorable mix of state income in the United States and the increased amount of nondeductible goodwill resulting primarily from the acquisition of Regency.

    Net earnings were $34.8 million for the year ended December 31, 1997 as compared to net earnings of $21.5 million for the year ended December 31, 1996. Net earnings were $54.7 million for the year ended December 31, 1997 before the extraordinary loss, as compared to net earnings of $21.5 million for the year ended December 31, 1996. As a percentage of net revenues, net earnings before the extraordinary loss were 2.7% for the year ended December 31, 1997 and 1.6% for the year ended December 31, 1996. Net earnings before the extraordinary loss and the loss on sale of the Canadian operations for the year ended December 31, 1997 were $61.7 million or 3.1% as a percentage of net revenues and net earnings before the investigation and litigation costs for the year ended December 31, 1996 were $42.4 million, or 3.2% as a percentage of net revenues. The margin decrease was primarily due to the increased costs and lower margins from the Company's nursing home operations in the United Kingdom, including the borrowing costs associated with acquisitions in the United Kingdom (discussed above).

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Total net revenues for the year ended December 31, 1996 increased 16% from $1,135 million for the year ended December 31, 1995 to $1,316 million.

    Net revenues from long-term and subacute care facilities were negatively impacted by certain changes in accounting estimates for third party settlements (as discussed above). After considering these adjustments, net revenues increased 9% from $759.5 million for the year ended December 31, 1995 to $826.8 million for the year ended December 31, 1996. Approximately $82.6 million of this increase resulted from 18 leased or owned facilities acquired during the year ended December 31, 1996 and 16 facilities acquired or opened at various times during the year ended December 31, 1995. Net revenues for facilities opened before January 1, 1995 decreased $15.3 million due to the negative revenue adjustments previously discussed and the sale of three of these facilities during 1996. The sold facilities contributed $17.7 million to the decrease.

    Net revenues from therapy services to nonaffiliated facilities increased 30% from $170.1 million for the year ended December 31, 1995, to $220.6 million for the year ended December 31, 1996 primarily as a result of an increase in the number of nonaffiliated facilities served from 643 facilities at December 31, 1995 to 759 facilities at December 31, 1996.

    Net revenues from temporary therapy staffing services to nonaffiliated facilities increased 21% from $96.5 million for the year ended December 31, 1995 to $116.8 million for the year ended December 31, 1996 primarily as a result of an increase in service hours billed to nonaffiliates from 1,999,000 hours in 1995 to 2,402,000 hours in 1996. The increase in service hours billed was primarily attributable to the increase of services at division offices open for over one year and to new offices established through acquisitions.

    Net revenues from pharmaceutical services to nonaffiliated facilities increased 37% from $51.4 million for the year ended December 31, 1995 to $70.7 million for the year ended December 31, 1996. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 271 at December 31, 1995 to 325 at December 31, 1996. The increase in nonaffiliated facilities served was the result of the opening and acquisition of pharmacies during 1996 and 1995 and the increase in the number of nonaffiliated facilities served by pharmacies open prior to January 1, 1995.

    Net revenues from foreign operations increased 125% from $27.1 million for the year ended December 31, 1995 to $61.0 million for the year ended December 31, 1996. Net revenue growth of $18.0 million was attributable to the acquisition of Columbia, a provider of outpatient rehabilitation therapy in Canada, during November 1995. The remaining net revenue increase of $15.9 million was attributable to the 47 facilities acquired or opened in the United Kingdom during the year ended December 31, 1996 and the 10 facilities acquired or opened in the United Kingdom during the year ended December 31, 1995.

    Operating expenses, which includes rent expense of $91.7 million and $73.7 million for the years ended December 31, 1996 and 1995, respectively, increased 19% from $929.5 million for the year ended December 31, 1995 to $1,107.8 million for the year ended December 31, 1996. The increase resulted primarily from the net increase of 62 leased or owned facilities during the year ended December 31, 1996 and 26 leased or owned facilities during the year ended December 31, 1995 and the growth in therapy and temporary therapy staffing services. Operating expenses as a percentage of net revenues increased from 81.9% for the year ended December 31, 1995 to 84.2% for the year ended December 31, 1996. This increase was primarily attributable to negative revenue adjustments recorded by the Company during the fourth quarter of 1996 (as discussed above). In addition, the increase can also be attributed to newly developed facilities opened during 1996 and 1995, which, during the start-up period, have experienced lower operating margins as the Company implements its operating strategies, and to increased operating costs without a corresponding increase in billing rates due to competitive pressures. Seasonal declines in therapist productivity during the holiday season in the fourth quarter also contributed to the decrease. The Company's operating costs during the holiday season remained relatively constant despite temporary revenue reductions due to the reduced number of business days during the fourth quarter in 1996 as compared to 1995.

    Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 21% from $51.5 million for the year ended December 31, 1995 to $62.1 million for the year ended December 31, 1996. As a percentage of net revenues, corporate general and administrative expenses increased from 4.5% for the year ended December 31, 1995 to 4.7% for the year ended December 31, 1996. The increase was primarily due to expansion of the Company's corporate infrastructure to support the operations of fourteen facilities in California for which the Company entered into a management agreement during the third quarter of 1996. The increase was also due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support the developing foreign operations and implementation of new business strategies.

    The provision for losses on accounts receivable increased 3% from $14.6 million for the year ended December 31, 1995 to $15.0 million for the year ended December 31, 1996. As a percentage of net revenues, provision for losses on accounts receivable decreased from 1.3% for the year ended December 31, 1995 to 1.1% for the year ended December 31, 1996. In 1995, $7.6 million of Mediplex accounts receivable were written-off, of which $3.5 million represented accounts receivable existing at the date of the acquisition of Mediplex. The write-offs of Mediplex accounts receivable in 1995 were primarily the result of the difficulties the Company experienced in integrating Mediplex's accounting and management information systems which hampered collection efforts, changes in estimates of amounts realizable from third-party payors (see "Effects from Changes in Reimbursement") and the recognition of losses on balances retained from the disposition of five of Mediplex's psychiatric care and substance abuse facilities and related outpatient centers on September 30, 1995. In 1996, the Company continued to experience higher than expected write-offs of patient accounts receivable primarily at its Mediplex facilities and recorded an additional provision for losses on accounts receivable of approximately $6.6 million. In addition, beginning in mid 1996, the Company increased its accounts receivable reserve in response to a slowdown in collections from nonaffiliated facilities for therapy services due to delays in payment by the nonaffiliated facilities' Medicare fiscal intermediaries (see "Liquidity and Capital Resources").

    Depreciation and amortization increased 22% from $27.7 million for the year ended December 31, 1995 to $33.8 million for the year ended December 31, 1996. As a percentage of net revenues, depreciation and amortization expense remained relatively constant at 2.6% and 2.4% for the years ended December 31, 1996 and 1995, respectively.

    Net interest expense increased 19% from $21.8 million for the year ended December 31, 1995 to $25.9 million for the year ended December 31, 1996. The increase is primarily related to borrowings associated with the repurchase of 2,030,116 shares of the Company's outstanding common stock and purchase of a 9.9% interest in OmniCell Technologies, Inc. ("OmniCell"). Each of these purchases was financed by borrowings under the Company's revolving credit facility. As a percentage of net revenues, interest expense remained relatively constant at 2.0% and 1.9% for the years ended December 31, 1996 and 1995, respectively.

    In 1996, the Company reached an agreement in principle to settle certain of the class-action lawsuits brought by shareholders for $24.0 million and recognized, as a reduction of the settlement cost, a $9.0 million claim from its director and officer liability insurance carrier. In addition, in 1996 the Company accrued additional charges and expenses of $4.3 million related to monitoring and responding to the continuing investigation by the OIG and responding to the remaining shareholder litigation filed after the announcement of the OIG investigation. In 1995, the Company also recorded charges and expenses of $5.5 million related to monitoring and responding to the continuing investigation by the OIG and legal fees resulting from shareholder litigation. The 1995 charges also included costs incurred by the Company in connection with financing activities which were not concluded due to negative publicity resulting from the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation").

    The Company incurred a nonrecurring charge of $3.3 million in connection with the payment of an inducement fee to effect the conversion in January 1995 of $39.4 million of the 6 1/2% Convertible Debentures. In addition, in 1995 the Company recorded an extraordinary charge of $3.4 million, net of the related tax benefit, in connection with the tender offer, completed in January 1995, for $78.7 million principal amount of the 11 3/4% Senior Subordinated Notes. No similar charges were recorded during 1996.

    In connection with the mergers with CareerStaff and SunCare, formerly known as Golden Care, the Company recognized $5.8 million of transaction related merger costs in the second quarter of 1995. These included advisor fees and transitional costs related to consolidating operations. No similar charges were recorded during 1996.

    During 1995, the Company recorded charges and expenses of $4.0 million related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut. No similar charges were recorded during 1996.

    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on December 31, 1995. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines fair value using certain multiples of earnings before interest, taxes, depreciation and amortization based on current prices for comparable assets. The impairment loss, as determined in accordance with SFAS 121, of $59.0 million recorded by the Company primarily relates to the goodwill associated with six of the forty facilities acquired in the Mediplex acquisition. The impairment loss at these six facilities was the result of the following circumstances: (i) three facilities were organized by the Service Employees International Union subsequent to the acquisition resulting in significantly higher labor costs; (ii) two facilities experienced significant declines in private pay census and revenues due to, in one instance, funding reductions in certain programs providing private pay patients and, in the other instance, the opening of two new facilities by competitors; and (iii) the remaining facility received lower than expected Medicaid rates from the State of Connecticut and due to the high acuity of the patients treated at the facility, reimbursement was not adequate. If the Company had not elected early adoption of SFAS 121, the impairment loss would have been based solely on the difference between the assets carrying value and cumulative long-term cash flows which would have resulted in a loss of $48.9 million. The operations of the impaired facilities are not material to the consolidated earnings or cash flows of the Company, and therefore, management does not expect future operating results of the impaired facilities to have a material adverse effect on the Company's financial condition or results of operations.

    The Company's effective tax rate was 41% for the year ended December 31, 1996 after excluding the investigation and litigation charge, and was unchanged from the pro forma effective tax rate for the year ended December 31, 1995 after excluding the conversion fee, the merger expenses, the impairment loss and the deferred tax charge relating to the conversion of SunCare from a S corporation to a C corporation upon merging with the Company. The pro forma provision for income taxes for the year ended December 31, 1995 reflects tax expense that would have been recorded if SunCare had been subject to and liable for Federal and state income taxes as a C corporation prior to the termination of its S corporation status in May 1995.

    Net earnings were $21.5 million for the year ended December 31, 1996 as compared to a pro forma net loss of $24.0 million for the year ended December 31, 1995. Net earnings decreased 26% from net earnings of $53.6 million before the extraordinary loss for early extinguishment of debt, the conversion fee, the merger expenses, the strike, the investigation and litigation costs, the impairment loss, and the deferred tax charge (the "extraordinary or unusual charges") for the year ended December 31, 1995 to $42.4 million for the year ended December 31, 1996 before the investigation and litigation charge. As a percentage of net revenues, net earnings were 3.2% for the year ended December 31, 1996 before the investigation and litigation charge, as compared to 4.7% for the year ended December 31, 1995 before the extraordinary or unusual charges. The decrease was primarily due to the revenue adjustments recorded by the Company's long-term and subacute care services (discussed above).

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $319.5 million, including cash and cash equivalents of $21.0 million, as compared to working capital of $211.6 million, including cash and cash equivalents of $14.9 million at December 31, 1996. For the year ended December 31, 1997, net cash provided by operations was $21.7 million compared to net cash provided by operations for the year ended December 31, 1996 of $26.8 million. The net cash provided by operations for the year ended December 31, 1997 reflects the Company's growth in net earnings, receipt of $9.0 million from the Company's director and officer liability insurance carrier and timing of certain obligations of the Company. This was offset by an increase in the net cash used for operations to fund an increase in accounts receivable.

    The Company's accounts receivable have increased since December 31, 1996. Accounts receivable increased in part because of the growth in the Company's inpatient, therapy and pharmaceutical services businesses since December 31, 1996. The growth in accounts receivable is also attributable to timing of third-party reimbursement payments received by the Company subsequent to year-end and settlement of prior year cost reports during late 1997. In addition, fiscal intermediaries of long-term care facilities acquired by the Company are changed to the Company's fiscal intermediary resulting in temporary delays in timing of third-party payments. The Company is in the process of changing fiscal intermediaries related to facilities acquired from Regency and other acquisitions which occurred during the latter half of 1997. This process could result in delays in receiving reimbursement from third-party payors.

    Accounts receivable for therapy services have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

    Accounts receivable also increased during the year ended December 31, 1997 due to the increased number of filings for requests for additional reimbursement of costs based on exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs") for which payment has been delayed pending settlement of the respective cost reports. These exceptions are permitted under the Medicare regulations to reimburse providers for the costs of treating higher acuity patients than are routinely seen in a long-term care facility. Included in net revenues are amounts related to exceptions to the RCLs of $16.6 million, $12.3 million, and $8.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts represent management's estimate, based on its prior experience with the Medicare program's regulations and the Company's records of services provided, of amounts that will ultimately be approved and paid by its fiscal intermediaries. Accounts receivable include requests for exceptions to the RCLs of $28.8 million and $19.1 million as of December 31, 1997 and 1996, respectively including $11.4 million of RCL's related to facilities acquired from Regency as of December 31, 1997. Amounts realizable are subject to final settlement of the respective cost reports and no assurance can be given that management's estimate will be accurate upon such final settlement. Under PPS, facilities will still be required to file Medicare cost reports, however since Medicare will pay nursing facilities on a fixed fee per patient day (as described below) from the time PPS becomes effective, the Company's revenues will no longer be tied to such settlement process. (See "Effects from Changes in Reimbursement").

    Other significant operating uses of cash for the year ended December 31, 1997 were payments of $70.8 million for interest and net payments totaling $8.6 million for income taxes.

    In May 1997, the Company received court approval of the $24.0 million settlement of certain class-action shareholder lawsuits captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION which amount was previously paid during the fourth quarter of 1996. The plaintiffs alleged that the Company and certain current and former directors and officers misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results. The Company received $9.0 million during March 1997 from its director and officer liability insurance carrier for its claims submitted in connection with the settlement. In addition, the Company accrued additional charges and expenses of $4.3 million in 1996 and $5.5 million in 1995 related to monitoring and responding to the continuing OIG investigation and responding to the shareholder litigation matters. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters (see "Effects from Changes in Reimbursement" and "Litigation"). As of December 31, 1997, an accrual of $3.0 million related to the previously recorded charges and expenses remained.

    The Company incurred $103.2 million and $76.2 million in capital expenditures during the years ended December 31, 1997 and 1996, respectively. Substantially all such expenditures during the year ended December 31, 1997 related to the Company's long-term and subacute care facility operations and were for the continued development and construction of one facility in the United States, twelve new facilities in the United Kingdom, and routine capital expenditures. These routine capital expenditures include expenditures to refurbish existing and recently acquired facilities. These capital expenditures were financed through borrowings under the Company's Credit Facility (as defined below). The Company had capital expenditure commitments, as of December 31, 1997, under various contracts, including approximately $25.9 million in the United States and L1.0 million ($1.6 million as of December 31, 1997) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States and two long-term care facilities in the United Kingdom.

    The Company paid $564.1 million and $75.6 million for acquisitions during the years ended December 31, 1997 and 1996, respectively. This includes approximately $269.3 million, $114.7 million and $19.3 million of net cash paid by the Company during the year ended December 31, 1997 to acquire Regency, Ashbourne and APTA, respectively. These acquisitions and the acquisitions described below were funded by borrowings under the Company's Credit Facility. The acquisition of Regency was also financed by approximately $83.6 million of net proceeds received from the sale and leaseback of 30 facilities owned by Regency prior to its acquisition by the Company.

    In July 1997, the Company acquired a majority interest in Eurosar, S.A., a privately owned operator of eight nursing homes in Spain. In August 1997, the Company acquired 38% of the equity of Alpha

Healthcare Limited, a publicly held acute care provider in Australia. In addition, in November 1997, the Company acquired from Moran Health Care Pty Ltd. a majority interest in six hospitals in Australia. In December 1997, the Company acquired a majority interest in Heim-Plan Unternehmensgruppe, an operator of 11 nursing homes in Germany.

    In addition, in April 1997, the Company acquired the lease rights of 13 long-term care facilities which had previously been managed by the Company since the third quarter of 1996 for a purchase price of $12.6 million, including the assumption of $10.7 million in long-term debt. The Company has also extended financing of approximately $14.8 million to the former owners of these facilities. Also during the year ended December 31, 1997, the Company acquired the operations of nine domestic long-term care and assisted living facilities for approximately $12.0 million in addition to the assumption of all the facilities' leases. In connection with this acquisition, the Company agreed to provide financing of $5.8 million to the owner of the nine facilities for expansion of certain of the facilities of which $3.1 million had been advanced as of December 31, 1997.

    In total, during the year ended December 31, 1997, the Company acquired a total net ownership of, the leasehold rights to, or the management of 161 long-term care facilities in the United States including 111 facilities acquired in the acquisition of Regency, 62 long-term care facilities in the United Kingdom, including 49 facilities acquired in the acquisition of Ashbourne, 8 long-term care facilities in Spain, 11 long-term care facilities in Germany and 6 acute care facilities in Australia. The Company also acquired or opened a total net 20 pharmacies in the United States and 13 pharmacies in the United Kingdom.

    The Company agreed in February 1997 to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers. Retirement Care also owns (and the Company would acquire) approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The amended terms of the merger (the "RCA Merger") provide for a purchase price of approximately $152.1 million in the Company's common stock (based upon the closing price of the Company's common stock as of March 22, 1998) and the assumption of approximately $192.9 million of indebtedness including $19.8 million of indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet). Specifically, the agreement, as amended, calls for the Company to issue shares of common stock having a value equal to $10.00 in exchange for each outstanding share of Retirement Care's common stock (subject to a 10% collar centered on a $22.00 share price for the Company's common stock). The Company expects that the RCA Merger will be accounted for as a pooling of interests. The Company has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in the Company's common stock or cash, at the option of the Company (the "Contour Merger"). The Contour Merger will be accounted for as a purchase.

    Based upon a review of Retirement Care's, Contour's and the Company's publicly available historical financial statements, the RCA and Contour Mergers would have had a dilutive impact on the Company's reported earnings per share for the year ended December 31, 1997. There can be no assurance that the future combined results will not continue to be dilutive.

    Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $30 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions, the write-off of certain intangibles and property and equipment and the settlement of certain class action lawsuits (described below). Approximately $25 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the RCA Merger is consummated. Approximately $5 million of the estimated charges relating to the integration expenses are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and the Contour Merger. As of December 31, 1997, the Company has incurred approximately $2.8 million in transaction costs (as described above).

    On January 10, 1997, the Company loaned Retirement Care $9.8 million in order to enable Retirement Care to cause the repayment of certain indebtedness incurred by Contour in connection with Contour's acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic") on August 6, 1996. On July 10, 1997, the Company and Retirement Care amended the terms of the loan to: (i) increase the applicable interest rate by 2.0%; (ii) extend the maturity date to 120 days after the termination of the Retirement Care Merger Agreement; and (iii) replace the collateral securing the loan with a second lien on all of Retirement Care's accounts receivable. Consistent with Retirement Care's bank line of credit, the loan is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. On July 10, 1997, the Company also agreed to loan Retirement Care an additional $5.0 million which is also secured by a second lien on all of Retirement Care's accounts receivable and is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. The interest receivable related to the promissory notes was $1.0 million as of December 31, 1997. As of December 31, 1997, Retirement Care owed the Company an additional $12.4 million in the form of unsecured trade receivables in respect to ancillary and management services provided by the Company.

    On November 25, 1997, the Company, Retirement Care and representatives of the plaintiffs in certain pending class actions against Retirement Care and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company has escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in short-term restricted cash as of December 31, 1997. The settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

    On October 9, 1997, the Company purchased 100%, or $50.0 million, of Regency's 12.25% Junior Subordinated Notes due 2003 for approximately $60.1 million plus interest, and $109.6 million of the $110.0 million of Regency's 9.875% Senior Subordinated Notes due 2002 for approximately $122.0 million plus interest. As a result of the repurchase of the debt, the Company recorded an extraordinary loss of $17.9 million, net of the related tax benefit, in the fourth quarter of 1997. In addition, the Company paid down Regency's revolving credit facility of $39.0 million. These transactions were funded by borrowings under the Company's Credit Facility. As of the date of acquisition, and prior to the tender, Regency had approximately $229.5 million of outstanding indebtedness.

    In December 1997, the Company purchased from a third party $5.0 million aggregate principal amount of 9% Contour convertible debentures which are convertible into one million shares of Contour common stock, for an aggregate price of $8.4 million in cash.

    The Company conducts business outside of the United States, in the United Kingdom, Spain, Australia, Germany and Canada. The foreign operations accounted for 10%, 4% and 2% of the Company's total net revenues during the year ended December 31, 1997, 1996 and 1995, respectively, and 13% of the Company's consolidated total assets as of December 31, 1997. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

    During the year ended December 31, 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $31.2 million in cash and approximately $5.6 million in assumption of debt and leased them back under fourteen-year leases. Also, during the year ended December 31, 1997, the Company, through its United Kingdom subsidiary, sold 27 of its long-term care facilities for approximately $49.3 million and leased them back under twelve-year leases.

    The Company has advanced $32.8 million and expects to lend up to a total of $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's Credit Facility (as defined below) and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totaled approximately $32.8 million and $9.0 million at December 31, 1997 and 1996. As of December 31, 1997, five assisted living facilities were under development. Construction was completed on one facility in 1997. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

    At December 31, 1997, the Company had, on a consolidated basis, $1.6 billion of outstanding indebtedness including capital lease obligations, including $975.1 million of indebtedness under its $1.2 billion Credit Facility (as discussed below). The Company also had $40.2 million of outstanding standby letters of credit under its Credit Facility as of December 31, 1997.

    On July 8, 1997, the Company issued $250 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes"). The net proceeds from the sale of approximately $243 million were used to reduce outstanding borrowings under the Company's Credit Facility. The 9 1/2% Notes, which are subject to customary terms and covenants, are redeemable by the Company at a premium, in whole or in part, after July 1, 2002.

    On October 8, 1997 the Company entered into a Credit Agreement with certain lenders, certain co-agents, and NationsBank of Texas, N.A. as administrative lender to replace the Company's old revolving credit facility. On November 12, 1997, the Company entered into a First Amendment to Credit Agreement (the "Credit Facility"). The Credit Facility provides for borrowings by the Company of up to $1.2 billion consisting of $500 million in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0% to 1% or the LIBOR rate plus.75% to 2.50%, and $700 million in term loans which bear interest at the prevailing prime rate plus 0% to 1.5% or the LIBOR rate plus .75% to 3.0%. The revolving credit facility matures in November 2003 and the term loans begin amortization in March 1998 and reach final maturity in November 2005. In connection with this refinancing, the Company recorded an extraordinary loss of $2.1 million, net of related tax benefit, in the fourth quarter of 1997. The Credit Facility, among other things, (i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. The Credit Facility is collateralized by a pledge of the stock of the majority of the Company's subsidiaries. As of December 31, 1997, the Company had borrowings of $275.1 million outstanding under the revolving credit facility, $700.0 million outstanding in term loans, and $40.2 million of outstanding standby letters of credit under the credit facility. As of December 31, 1997, up to $184.7 million is available under the credit facility.

    Scheduled aggregate principal payments of the Company's long-term debt for the next five years as of December 31, 1997 are as follows: $56.8 million in 1998, $33.4 million in 1999, $40.6 million in 2000, $49.4 million in 2001, $65.6 million in 2002, and $1.3 billion thereafter. Based on the Company's interest rates, foreign currency exchange rates, and outstanding borrowings as of December 31, 1997, aggregate interest payments related to the Company's long-term debt for the next five years are expected to be approximately: $137 million in 1998, $134 million in 1999, $131 million in 2000, $127 million in 2001, and $122 million in 2002. The amounts of scheduled principal and interest payments related to the Company's long-term debt are subject to changes which may be significant, in outstanding borrowings, interest rates and foreign currency exchange rates.

    The Company's ongoing capital requirements relate to, among other things, the costs associated with its facilities under construction, routine capital expenditures, advances under the Financing Facility, potential acquisitions and implementation of growth strategies.

    The Company believes that its current borrowing capacity under its Credit Facility and cash from operations will be sufficient to satisfy its working capital needs, capital commitments related to its facilities under construction, routine capital expenditures, advances under the Financing Facility, current debt service obligations (including the aforementioned principal and interest payments) and to fund potential conversions of 6 1/2% Convertible Debentures. The Company is currently evaluating several financing alternatives, which include the issuance of debt and/or equity. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its Credit Facility,
(ii) the use of operating leases and debt or equity related securities in the future as a means of acquiring facilities and new operations, (iii) the availability of sale and leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of debt or equity securities in the public or private capital markets. There can be no assurance that the Company will seek or obtain additional sources of financing in the next twelve months. In addition, such additional financing, if any, may be subject to certain restrictions including mandatory prepayment provisions in the Credit Facility or otherwise require approval of various lenders under the Company's Credit Facility. In November 1997 and in March 1998, the Company amended its shelf registration statement on Form S-3 to, among other things, increase the amount of securities which may be sold thereunder to $1 billion, which sales are subject to the registration statement being declared effective by the Securities and Exchange Commission. In the event the Company offers securities thereunder, the Company may be required to repay indebtedness under the Credit Facility. If such sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which is complex and can involve lengthy delays between the recognition of revenue and the time reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services. The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1997, the Company recorded negative revenue adjustments totalling approximately $15.0 million resulting from changes in accounting estimates of amounts realizable from third-party payors. These changes in accounting estimates primarily arose out of the settlement in late 1997 of certain facility cost reports for 1994 and 1995 and also include estimated charges for projected settlements in 1996.

    Accounts receivable have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

    The Company's results of operations would be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving final settlement and reimbursement from government agencies.

    Various cost containment measures adopted by governmental and private pay sources have begun to restrict the scope and amount of reimbursable healthcare expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and pharmaceutical businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization, changes in reimbursement, including salary equivalency and PPS, could have a material adverse effect on the Company's financial condition and results of operations, including the possible impairment of certain assets.

    In the Balanced Budget Act of 1997 ("BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services.

    The BBA generally provides for a phase-in of a prospective payment system for skilled nursing facilities over a four year period, effective for the Company's facilities on January 1, 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. Such services are currently reimbursed on a "pass through" basis. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Since, among other things, the federally established per diem rates have not been finalized, it is unclear what impact PPS will have on the Company. There can be no assurance that PPS will not have a material adverse effect on the results of operations and financial condition of the Company.

    The Company's revenues from its inpatient facilities will be significantly affected by the size of the federally established per diem rate. There can be no assurance that the per diem rate will not be less than the amount the Company's inpatient facilities currently receive for treating the patients currently in its care. Moreover, since the Company treats a greater percentage of higher acuity patient than many nursing homes, the Company may also be adversely impacted if the federal per diem rates for higher acuity patients does not adequately compensate the Company for the additional expenses and risks for caring for such patients. As a result, there can be no assurance that the Company's financial condition and results of operations will not be materially and adversely affected.

    The Company is responding to the implementation of PPS by establishing SunSolution-Registered Trademark-. SunSolution will offer to provide ancillary services for a fixed fee to nonaffiliated facilities. There can be no assurance that there will be a market for the SunSolution products and services or whether a change in the demand for the Company's services following the imposition of PPS will not adversely affect the Company's revenues. Even if SunSolution is successful, no assurance can be given that the costs of providing the contracted for services will be less than the fixed fee received by the Company for such services. Given the relative profitability of Sun's ancillary services, there can be no assurance that the Company's margins and ultimately the Company's results of operations and financial condition will not be materially and adversely affected.

    In addition, for all Medicare patients not receiving post-hospital extended care services (i.e. Medicare Part B patients), effective July 1, 1998, reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy, temporary staffing for rehabilitation therapy, and other ancillary services, will be made pursuant to yet-to-be developed fee schedules. In addition, effective January 1, 1999, there will be an annual per beneficiary cap of $1,500 on reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; provided however, there can be no assurance as to whether the Company will receive any payments in excess of these caps. There can be no assurance whether such yet-to-be developed fee schedules or caps will not have a material adverse effect on the Company.

    The Company's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid Programs often require that the Company assume certain obligations relating to the reimbursement paid to the former operators of the facilities acquired by the Company. From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by such predecessor operators. The Company is currently the subject of several such examinations. If, as a result of any such examinations, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any existing or future examinations.

    Reimbursement for therapy services is currently evaluated under Medicare's reasonable cost principles. Under current law, the reasonable costs for physical therapy and respiratory services may not exceed an amount equal to the salary that would reasonably have been paid to a therapist for providing the services (together with certain additional costs) within each geographical area. Salary equivalency guidelines are the amounts published by the Health Care Financing Administration ("HCFA") which reflect the prevailing salary, fringe benefit and expense factors as determined by HCFA. HCFA then uses the salary equivalency guidelines to determine the reimbursement rates for physical therapy and respiratory therapy costs. Although salary equivalency guidelines will no longer be effective following the implementation of PPS and fee schedule reimbursement, HCFA has published new salary equivalency guidelines.

    On January 30, 1998, HCFA revised salary equivalency guidelines for respiratory therapy and physical therapy, and for the first time published new salary equivalency guidelines for speech therapy and occupational therapy. HCFA has indicated that the new salary equivalency guidelines would apply to all services rendered on or after April 1, 1998. Implementation of these guidelines will increase reimbursement rates for respiratory therapy and physical therapy, but reduce reimbursement rates for speech therapy and occupational therapy. The implementation of these new guidelines in the middle of a facility's fiscal year may be contrary to HCFA's own regulations, and a request has been submitted to HCFA to clarify the implementation schedule. If implemented, the effect of the changes could have a material adverse impact on the Company's results of operations. The salary equivalency guidelines rates will have no continuing impact on reimbursement for therapy services rendered to a Medicare patient receiving post-hospital extended care services following the commencement of PPS, because under PPS, therapy services will be bundled into each facility's per diem reimbursement from Medicare. In addition, the salary equivalency guidelines will have no continuing impact on therapy services rendered to all other Medicare patients after the institution of fee schedule reimbursement for therapy services, which the BBA provides will be effective on July 1, 1998.

    Additionally, if the proposed guidelines are adopted, it could have an adverse effect on the cash flow of the facilities to whom the Company provides services, thereby potentially adversely affecting the collectibility of amounts owed to the Company.

    In 1995, and periodically since then, HCFA has provided information to intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. When salary equivalency guidelines, PPS and fee schedules are implemented, reimbursement for these services will no longer be on a "pass through" basis and the HCFA directives and reasonable cost guidelines discussed in this paragraph will become moot as to services rendered after their effectiveness. In addition, some intermediaries require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. Any change in reimbursement rates resulting from implementation of the HCFA directives or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse effect on the Company's financial condition and results of operations (depending on the rates adopted) and customers' ability to pay for prior and continuing services. When PPS with respect to Medicare Part A (effective for the Company's facilities on January 1,
1999) and fee schedules with respect to Medicare Part B (effective July 1, 1998) are implemented, the Company's facilities' reimbursement will no longer be affected by salary equivalency guidelines and the cost reporting settlement process for services rendered after their effectiveness.

    Current Medicare regulations that apply to transactions between related parties, such as the Company's subsidiaries, are relevant to the amount of Medicare reimbursement that the Company is entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Company-operated facilities. These related party regulations require that, among other things, a substantial part of the rehabilitation and respiratory therapy services or pharmaceutical services, as the case may be, of the relevant subsidiary be transacted with nonaffiliated entities in order for the Company to receive reimbursement for services provided to Company-operated facilities at the rates applicable to services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

    The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 70%, 71% and 74% of total rehabilitation and temporary therapy staffing services net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 63%, 58%, and 55% of total respiratory therapy services net revenues for the years ended December 31, 1997, 1996 and the period from the date of acquisition of SunCare on May 5, 1995 to December 31, 1995, respectively. The Company's respiratory therapy operations did not provide services to affiliated facilities prior to the acquisition of SunCare on May 5, 1995. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 79%, 78% and 78% of total pharmaceutical services revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. When the salary equivalency guidelines, PPS and the fee schedules are implemented, the Medicare impact of the related party rule will be significantly reduced.

REGULATION

    The Company's subsidiaries, including those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company is currently the subject of several such investigations.

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

    It is the policy of the Company to comply with all applicable laws and regulations, and the Company believes that its subsidiaries are in substantial compliance with all material laws and regulations which are applicable to their businesses. However, given the extent to which the interpretation and implementation of applicable laws and regulations vary and the lack of clear guidance in many of the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries. In addition, if the Company is ever found to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief.

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

    In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. The government continues to collect information, and the Company continues to cooperate with the investigators. The Company and the government have had preliminary discussions, and the Company expects to have continuing discussions, regarding a possible settlement of the investigation.

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

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. In 1997, the DSS began an investigation of information submitted for the 1995 cost year as well as cost reporting periods prior to 1993. The evidentiary phase of the hearing has concluded, but the proceedings are still in progress and the Company is unable to determine at this time when the investigation will be concluded or whether the evidence will warrant further administrative action or Medicaid reimbursement sanctions by DSS. However, based on the Company's current understanding of the investigation, the Company does not believe the investigation will have a material adverse effect on the Company's financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward-looking and could be affected by a number of factors, including factual findings and the interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other governmental authorities in Connecticut or elsewhere.

    Pursuant to the Health Insurance Portability and Accountability Act of 1996, Congress has provided additional funding to Medicare and Medicaid enforcement units to investigate potential cases of reimbursement abuse in the health care services industry. The Act also sets guidelines to encourage federal, state, and local law enforcement agencies to share general information and to coordinate specific law enforcement activities including conducting investigations, audits, evaluations, and inspections relating to the delivery of and payment for health care. From time to time enforcement agencies conduct audits, inspections and investigations with respect to the reimbursement activities of the subsidiaries of the Company. The Company is currently the subject of several such investigations. It is the Company's practice to cooperate fully in such matters.

LITIGATION

    On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. Plaintiffs purport to seek recision, unspecified compensatory damages, punitive damages and other relief. The trial is currently scheduled to begin in the Summer of 1998.

    The Company believes the SunCare Litigation will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of this action in any reporting period could have a material adverse impact on the Company's results of operations for that period. The foregoing statements with respect to the possible outcome of the SunCare Litigation are forward-looking and could be affected by a number of factors, including judicial interpretations of applicable law, the uncertainties and risk inherent in any litigation, particularly a jury trial, the existence and scope of any subsequently filed complaints, the scope of insurance coverage, and the outcome of the OIG investigation and all factors that could affect that outcome.

    On September 8, 1995, a derivative action was filed by Brickell Partners against certain of the Company's current and former directors and officers in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain of the Company's current and former directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. In December 1997, the Company and the plaintiffs reached an agreement in principle to settle the action for an immaterial amount. The settlement is subject to definitive documentation and court approval.

    The Company was notified in 1997 by a law firm representing several national insurance companies that these companies believed that the Company had engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company began discussions directly with these insurers and hopes to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

YEAR 2000 ISSUE

    In common with users of computers around the world, the Company is investigating if and to what extent the date change from 1999 to 2000 may affect its networks and systems. The Company has established and implemented a program designed to minimize the impact of the transition to the year 2000 on the Company and its customers by seeking to cause the Company's key networks and systems and the networks and systems of its vendors to be year 2000 compliant before December 31, 1999. The Company expects to incur internal staff costs, external consulting costs, and other expenses related to infrastructure and facility enhancement necessary to prepare the systems for the year 2000. Although the total cost to the Company of achieving year 2000 compliant systems is not expected to be material to the Company's operations or financial condition, there can be no assurance that the costs will be as expected or that this program will be successful or that the date change from 1999 to 2000 will not materially adversely affect the Company's business, financial condition and results of operations. The ability of third parties with which the Company transacts business to adequately address their year 2000 issues is outside the Company's control. Although the Company will seek alternative vendors, where its current vendors are unwilling or unable to become year 2000 compliant in a timely manner, there can be no assurance that the Company's operations will not be materially adversely affected by the ability of third parties dealing with the Company, including Medicare and Medicaid, to also manage the effect of the year 2000 date change.

EFFECTS OF INFLATION

    Healthcare costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. The Company's operations could be adversely affected if it experiences significant delays in receiving reimbursement rate increases from Medicaid and Medicare sources for its labor and other costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding the directors of the Company is to be incorporated by reference to the Company's definitive 1998 Proxy Statement. The executive officers of Sun as of March 20, 1998 were as follows:

    Andrew L. Turner, age 51, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Turner has served in each of these capacities for the Company since its formation and served as President of the Company from the Company's formation until September 1997. Mr. Turner is also the founder of the Company and has overseen the development of the Company's business since its inception in 1989. Mr. Turner was also a founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a healthcare services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of Hillhaven. Mr. Turner has over 20 years of experience in the long-term care industry. Mr. Turner is also a member of the Board of Directors of Watson Pharmaceuticals, Inc., a pharmaceutical products company, and of The Sports Club Company, Inc., an operator of sports and fitness clubs.

    Mark G. Wimer, age 44, became a director of the Company in 1993. Mr. Wimer became the President and Chief Operating Officer in September 1997. Mr. Wimer had previously served as Senior Vice President for Inpatient Services from January 1996 until September 1997. Mr. Wimer previously served as the President of SunRise Healthcare Corporation ("SunRise"), the Company's subsidiary responsible for operations of the Company's long-term care facilities effective July 1993 until December 1995. From February 1988 to July 1993, Mr. Wimer was President and Chief Executive Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From November 1984 through February 1988, Mr. Wimer was Regional Vice President of Operations for The Hillhaven Corporation ("Hillhaven") and had responsibility for management of long-term care facilities for Hillhaven in Washington, Oregon, Idaho and Montana.

    Robert D. Woltil, age 43, became a director of the Company in March 1996. Mr. Woltil became the Chief Financial Officer of the Company in February 1996. From 1982 to January 1996, Mr. Woltil served in various capacities for Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. From May 1995 until January 1996, Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly. From 1992 to May 1995, Mr. Woltil was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President--Financial Planning and Control for Beverly. Mr. Woltil is also a certified public accountant.

    Robert A. Levin, age 43, became a director of the Company in April 1993 and served as the Secretary of the Company from April 1993 to October 1996. Effective January 1, 1996, Mr. Levin became the Senior Vice President for Rehabilitation Services. This position includes responsibility for all therapy services of the Company, including those of SunDance, the Company's rehabilitation therapy subsidiary. From January 1991 to December 1995, Mr. Levin was the President and Chief Operating Officer of SunDance. Previously Mr. Levin was Vice President of National Accounts for Medline Industries, Inc., a manufacturer and distributor of medical supplies.

    Warren C. Schelling, age 45, became a director of the Company in October 1996. Mr. Schelling became the Senior Vice President for Pharmaceutical Services effective January 1, 1996. This position includes responsibility for all of the Company's pharmaceutical operations, including those of SunScript, the Company's pharmacy subsidiary. From July 1994 to December 1995, Mr. Schelling was the President of SunScript. Prior to joining the Company, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc., a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from January 1993 to July 1994. From January 1994 to July 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy

Services Officer at Diagnostek, Inc. From September 1985 to January 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.

    M. Scott Athans, age 52, became Senior Vice President--Inpatient Services, U.S. in October 1997. This position includes responsibility for all of Sun's inpatient services, including those of SunRise. Prior to joining Sun, Mr. Athans was Chief Operating Officer, and later Chief Executive Officer, of GranCare, Inc., in Atlanta, Georgia, where he directed four operating divisions, including skilled nursing facilities, pharmacies, management contracting and home care from November 1993 to October 1997. Formerly, he was Chief Operating Officer of Healthfield, Inc., a home healthcare company with operations in Georgia, Tennessee, Alabama, Massachusetts and Florida. He has also held positions as Chief Executive Officer of Georgia Baptist Medical Center in Atlanta and Senior Vice President and Regional Director for America Medical International.

    Julie Collins, age 50, became Senior Vice President--Administrative Services in January 1996. This position is responsible for overseeing corporate communications, human resources, risk management, training and corporate office facilities management. From September 1994 to December 1995, Ms. Collins was the Vice President Human Resources. Prior to joining the Company, Ms. Collins was the Vice President of Human Resources and Support Services for St. Joseph Health System in Atlanta, Georgia from 1993 to 1994. From July 1991 to September 1993, Ms. Collins had been the Vice President of SunRise. From 1990 to 1991, Ms. Collins was Director of Human Resources for Sheperd Spinal Center in Atlanta, Georgia.

    Thomas B. Hamilton, age 42, became Senior Vice President--Inpatient Operations, Europe in July 1997. Mr. Hamilton has been Chief Executive Officer of Ashbourne PLC since 1987 and Chairman of the Board of Directors of Ashbourne PLC since January 1997. From 1983 to 1987, Mr. Hamilton held various positions, most recently Finance Director, with Stakis plc.

    Robert F. Murphy, age 44, became Senior Vice President and the General Counsel of the Company in November 1995 and Secretary of the Company in October 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, most recently as Vice President and Associate General Counsel. Previously Mr. Murphy was in private practice beginning in 1978.

    Kenneth C. Noonan, age 42, became Senior Vice President--Business Development in July 1997. Prior to joining Sun, Mr. Noonan was Vice President of Managed Care and Business Development for Manor Care, Inc. from June 1994 to June 1997, Vice President of Western Operations for Option Care, Inc. from 1992 to May 1994 and Western Region Manager for McGaw, Inc. from 1983 to 1990.

    Andrew P. Masetti, age 40, became Vice-President--Finance in October 1997. From June 1997 to October 1997, Mr. Masetti was a Financial Manager of Sun. Prior to joining Sun, Mr. Masetti was Divisional Chief Financial Officer of Harte-Hanks from June 1996 to April 1997, Chief Financial Officer of Vista Healthcare from September 1995 to June 1996, Chief Financial Officer of Diagnostek from July 1994 to July 1995 and he held various financial management positions with Martin Marietta/General Electric from June 1979 to July 1994.

    Warren H. McInteer, age 38, became Vice President of Mergers & Acquisitions in August 1995. Mr. McInteer became the Treasurer of the Company in June 1996. Prior to joining the Company, Mr. McInteer was the Vice President of Financial Planning for Continental Medical Systems ("Continental") in Mechanicsburg, Pennsylvania, from 1993 to 1995. From 1985 to 1993, Mr. McInteer was a management consultant for Price Waterhouse working from offices in Baltimore, London and Philadelphia.

    William C. Warrick, age 35, became Vice President, Corporate Controller in March 1994. From July 1991 to March 1994, Mr. Warrick directed financial reporting for Continental. From July 1990 to June 1991, Mr. Warrick held a similar position with McCrory Stores, a retail chain store company.

Previously Mr. Warrick was an accountant with KPMG Peat Marwick. Mr. Warrick is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION

    To be incorporated by reference to the Company's definitive 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    To be incorporated by reference to the Company's definitive 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    To be incorporated by reference to the Company's definitive 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedules

        (i) Financial Statements:

           Report of Independent Public Accountants

           Consolidated Balance Sheets for the years ended December 31, 1997 and 1996

           Consolidated Statements of Earnings (Loss) for the years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity as of December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

        (ii) Financial Statement Schedules:

           Report of Independent Public Accountants

           Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

    (All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or the required information is included in the audited financial statements.)

    (b) Reports on Form 8-K

        Report dated October 23, 1997 reporting the acquisition of Regency Health Services, Inc. ("Regency").

        Report dated December 3, 1997 reporting (i) the amendment to the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendment No. 1 thereto dated as of May 27, 1997 and by Amendment No. 2 thereto dated as of August 21, 1997, by and among Sun, Retirement Care Associates, Inc., a Colorado corporation and a wholly-owned subsidiary of Sun ("RCA Merger Sub"), pursuant to which RCA Merger Sub will be merged with and into RCA; (ii) an amendment to the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 as amended by Amendment No. 1 thereto dated as of August 21, 1997, by and among Sun, Contour Medical, Inc., a Nevada corporation ("Contour"), and Nectarine Acquisition corporation, a Nevada corporation and wholly-owned subsidiary of Sun ("Contour Merger Sub"), pursuant to which Contour Merger Sub will be merged with and into Contour; (iii) an amendment to the Stockholders Stock Option and Proxy Agreement, dated as of February 17, 1997, by and among Sun and certain principal stockholders of RCA; and (iv) an amendment to the Stockholders Stock Option and Proxy Agreement, dated as of February 17, 1997 by and among Sun and RCA, as principal stockholder of Contour.

        Report dated December 22, 1997 supplementing the Form 8-K filed by the Company on October 23, 1997 and including (i) the consolidated financial statements of Regency and (ii) unaudited pro forma combined financial statements of Regency and Sun.

    (c) Exhibits

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
   2.1(1)         Preincorporation Agreement dated as of April 13, 1993 between Sun and Andrew L. Turner, Nora L.
                    Turner and Elizabeth L. Keefer, as Trustee of Turner's Children's Trust No. 3

   2.2(16)        Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun, Peach
                    Acquisition Corporation and Retirement Care Associates, Inc.

   2.3(16)        Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun,
                    Nectarine Acquisition Corporation and Contour Medical, Inc.

   2.4(21)        Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of February 17,
                    1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation

   2.5(22)        Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated as of February
                    17,1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation

   2.6(22)        Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of February 17,
                    1997 among Sun, Contour Medical, Inc. and Nectarine Acquisition Corporation

   2.7(23)        Amendment No. 3 to the Agreement and Plan of Merger and Reorganization dated as of February 17,
                    1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation

   2.8(23)        Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated as of February 17,
                    1997 among Sun, Contour Medical, Inc. and Nectarine Acquisition Corporation

   2.9(20)        Agreement and Plan of Merger, dated as of July 26, 1997, among Sun, Sunreg Acquisition Corp. and
                    Regency Health Services, Inc.

   3.1(1)(5)(13)  Certificate of Incorporation of Sun, as amended

   3.2(1)(8)      Bylaws of Sun, as amended

   4.1(2)         Fiscal Agency Agreement dated as of March 1, 1994 between Sun and NationsBank of Texas, N.A., as
                    Fiscal Agent

   4.2(5)         Amended and Restated Indenture, dated October 1, 1994, among Sun, The Mediplex Group, Inc. and
                    Fleet Bank of Massachusetts, N.A. as Trustee (6% Convertible Subordinated Debentures due 2004)

   4.3(5)         Amended and Restated First Supplemental Indenture to Amended and Restated Indenture, dated
                    October 1, 1994, among Sun, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as
                    Trustee (6 1/2% Convertible Subordinated Debentures due 2003)

   4.4(10)        Form of Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company, which includes the form of Certificate of Designations for the Series A Preferred Stock as
                    Exhibit A, the form of Right Certificate as Exhibit B and the form of Summary of Preferred
                    Stock Purchase Rights as Exhibit C.

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
   4.5(11)        First Amendment to Rights Agreement, dated as of August 11, 1995, amending the Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company

   4.6(24)        Indenture dated July 8, 1997, related to the 9 1/2% Senior Subordinated Notes due 2007 by and
                    between Sun, the Guarantors named therein, and First Trust National Association

  10.1(3)         Lease Agreement dated as of August 31, 1986, by and between Karan Associates ("Lessee") and
                    Campbell Care of Wylie, Inc., Assignment of Lease dated November 20, 1989 by and between
                    Campbell Care of Wylie, Inc. and Honorcare Corporation ("Lessee"), with First Lease Addendum dated August 31, 1986, Second Addendum dated January 9, 1987, Third Addendum dated November
                    30, 1989 and Fourth Addendum dated July 12, 1993, and Assignment Agreement dated as of July
                    13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation
                    ("Assignee") (Hillcrest Manor Nursing Center)

  10.2(13)        Lease Agreement for West Magic Care Center dated as of August 1, 1987, between Skyview
                    Associates ("Lessor") and Don Bybee and A. Keith Holloway ("Lessee")

  10.3(1)         Lease Agreement for East Mesa Care Center dated as of September 30, 1990, between East Mesa
                    Associates Limited Partnership ("Lessor") and SunRise ("Lessee")

  10.4(1)         Assignment and Assumption of Lease with Consent of Lessor for Torrington Extend-A-Care Center dated as of November 1, 1990, between Beverly Enterprises Connecticut, Inc.
                    ("Assignor/Lessee"), Turner Enterprises, Inc. ("Assignee"), Andrew L. Turner and Nora Turner
                    ("Guarantors"), Harvey J. Angell and Zev Karkomi ("Special Guarantors") and Beverly Investment
                    Properties, Inc. ("Lessor") (Lease attached)

  10.5(1)         Lease Agreement for Mercer Island Care Center dated as of July, 1991, among Mercer View
                    Convalescent Center, Tenants-in-Common ("Lessor"), SunRise ("Lessee") and Andrew L. Turner and
                    Nora Turner, husband and wife ("Guarantor")

  10.6(1)         Lease Agreement for Bayside Health and Rehabilitation Center dated as of July 26, 1991, between
                    Bellingham Associates Limited Partnership ("Lessor") and SunRise ("Lessee")

  10.7(1)         Lease Agreement for Menlo Park Healthcare Center dated as of November 1, 1991, between Oregon
                    Associates Limited Partnership ("Lessor") and SunRise ("Lessee")

  10.8(1)         Sublease Agreement for Hillside Living Center d/b/a Hillside Healthcare Center dated as of March
                    1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
                    ("Sublessee") (Lease attached as Exhibit)

  10.9(1)         Sublease Agreement for Crown Manor Living Center d/b/a Crown Manor Healthcare Center dated as of
                    March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
                    ("Sublessee") (Lease attached as Exhibit)

  10.10(1)        Sublease Agreement for Colonial Manor Living Center d/b/a Colonial Manor Healthcare Center dated as of March 1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
                    ("Sublessee") (Lease attached as Exhibit)

  10.11(1)        Sublease Agreement for Douglas Living Center d/b/a Douglas Healthcare Center dated as of March
                    1, 1992, between Elite Care Corporation ("Sublessor") and Turner Enterprises, Inc.
                    ("Sublessee") (Lease attached as Exhibit)

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
  10.12(1)        Lease Agreement for Columbia View Nursing Home dated as of June 30, 1992, between Columbia
                    Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc. ("Lessee")

  10.13(1)        Lease Agreement for Adams House Healthcare Center dated as of October 1, 1992, between Adams
                    Connecticut Associates Limited Partnership ("Lessor") and Turner Enterprises, Inc. ("Lessee")

  10.14(1)        Lease Agreement for San Juan Care Center and Burton Care Center dated as of October 31, 1992, by and between Zev Karkomi and Jerold Ruskin (collectively, the "Lessors") and SunRise ("Lessee")

  10.15(3)        Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
                    Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993 by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee")
                    (Angelina Facility)

  10.16(3)        Lease Agreement dated as of July 13, 1993, by and between July Associates IV ("Lessor") and
                    Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Park
                    Plaza)

  10.17(3)        Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
                    Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee") (Wells)

  10.18(3)        Lease Agreement dated as of July 13, 1993, by and between Angelina Associates ("Lessor") and
                    Honorcare Corporation ("Lessee"), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation ("Assignor") and Sun Healthcare Corporation ("Assignee")
                    (Pineywood)

  10.19(3)        Lease Agreement dated as of July 13, 1993, by and between Golden Age Associates ("Lessor") and
                    Honorcare Corporation ("Lessee") (Golden Age)

  10.20(3)        Lease Agreement dated as of July 13, 1993, by and between July Associates III ("Lessor") and
                    Honorcare Corporation ("Lessee") (High Plains)

  10.21(7)        Lease Agreement dated as of July 30, 1993 between Zev Karkomi, Thunderbird Associated Limited
                    Partnership and SunRise Healthcare Corporation

  10.22(7)        Lease Agreement dated as of September 22, 1993, as amended, between Carlinville Associates and
                    SunRise Healthcare Corporation

  10.23(4)        Lease Agreement dated October 1993, by and between Salem Associates, Ltd. ("Lessor") and SunRise
                    ("Lessee") (Doctors Nursing Home)

  10.24(4)        Lease Agreement dated as of December 6, 1993, by and between Massachusetts Nursing Homes Limited
                    Partnership ("Lessor") and SunRise ("Lessee")

  10.25(3)        Lease Assignment and Transfer of Operations Agreement dated as of December 30, 1993, by and between HEA of New Mexico, Inc. and SunRise (Lease attached) (Country Life Manor)

  10.26(3)        Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
                    SunRise ("Lessee") (Stanton Nursing Home)

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
  10.27(3)        Lease Agreement dated as of January 1, 1994, by and between Whitewright Associates ("Lessor")
                    and SunRise ("Lessee") (Campbell Care of Whitewright)

  10.28(3)        Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
                    SunRise ("Lessee") (Valley Mills Care Center)

  10.29(3)        Lease Agreement dated as of January 1, 1994, by and between October Associates ("Lessor") and
                    SunRise ("Lessee") (Moody Care Center)

  10.30(6)        Lease Agreement dated as of April 26, 1994, by and between Sumner Nursing Home, L.L.C. and
                    SunRise

  10.31(5)        Lease Agreement by and between Bellingham II Associates Limited Partnership and SunRise
                    Healthcare Corporation, dated May 31, 1994

  10.32(12)       Lease Agreement for Wheeler Care Center, dated as of July 24, 1995, by and between Wheeler
                    Healthcare Associates, L.L.C., a Texas limited liability company ("Lessor") and SunRise
                    Healthcare Corporation ("Lessee").

  10.33(12)       Agreement with Respect to and Second Amendment of Lease Agreement, dated as of September 1,
                    1995, by and between Massachusetts Nursing Homes Limited Partnership ("Lessor") and SunRise
                    Healthcare Corporation ("Lessee").

  10.34(12)       Third Amendment of Lease Agreement, dated as of September 1, 1995, by and between Massachusetts
                    Nursing Homes Limited Partnership ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.35(12)       Lease Agreement for Clifton Care Center, dated as of September 13, 1995, between Missouri
                    Associates ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.36(17)       Lease Agreement for Heritage Heights dated as of March 1, 1996, by and between Tor Associates
                    ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.37(15)       Second Amendment to Lease, dated as of June 1, 1996, by and between East Mesa Associates Limited
                    Partnership ("Lesser") and SunRise Healthcare Corporation ("Lessee").

  10.38(14)       Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and SunRise Healthcare Corporation for Oaks Health & Rehabilitation Center.

  10.39(14)       Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and SunRise Healthcare Corporation for Jones Health & Rehabilitation Center.

  10.40(15)       Sub-Sublease Agreement, dated as of August 22, 1996, by and between Yuba Nursing Homes, Inc.
                    ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.41(17)       Lease Agreement for Casa del Sol Nursing Home dated as of November 26, 1996, by and between
                    Raton Property Limited Company ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.42(17)       Lease Agreement for Blue Mountain Convalescent Center dated as of November 30, 1996, by and between Washington Associates ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.43(17)       Lease Agreement for Payette Lakes Care Center dated as of November 30, 1996, by and between
                    Idaho Associates L.L.C. ("Lessor") and SunRise Healthcare Corporation ("Lessee").

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
  10.44(17)       Lease Agreement for Valley Rehabilitation and Living Center dated as of November 30, 1996, by and between Idaho Associates L.L.C. ("Lessor") and SunRise Healthcare Corporation ("Lessee").

  10.45(17)       Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun Healthcare Group,
                    Inc. ("Guarantor") to Idaho Associates, L.L.C. ("Lessor") relating to Magic Valley Manor.

  10.46(17)       Unconditional Guaranty of Lease dated as of November 30, 1996 given by Sun Healthcare Group,
                    Inc. ("Guarantor") to Idaho Associates, L.L.C. ("Lessor") relating to Valley Rehabilitation and Living Center.

  10.47(3)        Form of Management Agreement between GF/Massachusetts, Inc. and SunRise

  10.48(5)        Amendment and Restatement of Loan Agreement [Brookline] by and between Mediplex of
                    Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

  10.49(5)        Amendment and Restatement of Loan Agreement [Columbus] by and between Mediplex Rehabilitation of
                    Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

  10.50(5)        Loan Agreement [Denver] by and between Mediplex of Colorado, Inc. and Valley View Psychiatric
                    Services, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

  10.51(13)       Omnibus Amendment to Loan Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiaries of Sun

  10.52(19)       Credit Agreement among Sun, certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, dated October 8, 1997

  10.53(19)       Form of First Amendment to Credit Agreement dated October 8, 1997 among Sun, certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, to be dated as of
                    November 12, 1997

  10.54(9)        First Amendment to Sun 1992 Director Stock Option Plan

  10.55(1)        Sun 1993 Combined Incentive and Nonqualified Stock Option Plan

  10.56(1)        Sun 1993 Directors Stock Option Plan

  10.57(9)        Amendments to Sun 1993 Combined Incentive and Nonqualified Stock Option Plan

  10.58(13)       Sun 1995 Non-Employee Directors' Stock Option Plan

  10.59(13)       Sun Employee Stock Purchase Plan

  10.60(13)       1996 Combined Incentive and Nonqualified Stock Option Plan

  10.61(1)        Tax Indemnity Agreement between Sun, SunDance Rehabilitation Corporation, Turner Enterprises,
                    Inc. and Andrew L. Turner and Nora L. Turner

  10.62(1)        Form of Indemnity Agreement between Sun and each of Sun's Directors before July 3, 1996

  10.63(25)       Form of Indemnity Agreement between Sun and each of Sun's Directors from and after July 3, 1996

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
  10.64(1)        Employment Agreement between Sun and Andrew L. Turner

  10.65(1)        Agreement as of May 5, 1993, between SunDance Rehabilitation Corporation and Andrew L. Turner

  10.66(3)        Employment Agreement between Sun and John E. Bingaman

  10.67(5)        Termination of Employment Agreement and Consulting Agreement by and between Sun Healthcare Group and John E. Bingaman

  10.68(17)       Severance Agreement between Sun and Andrew L. Turner dated January 1, 1997

  10.69(17)       Form of Severance Agreement entered into between Sun and its President, Chief Financial Officer and Senior Vice Presidents

  10.70(18)       Sun 1997 Non-Employee Directors' Stock Plan

  10.71(18)       Sun 1997 Stock Incentive Plan

  10.72(18)       Lease Agreement for Casa Loma Convalescent Center dated as of February 24, 1997 by and between
                    Idaho Associates, LLC ("Lessor") and SunRise Healthcare Corporation ("Lessee")

  10.73(19)       Lease Agreement for Evergreen Nursing and Convalescent Centre dated as of June 5, 1997, between
                    Effingham Associates, L.L.C. ("Lessor") and SunRise Healthcare Corporation ("Lessee")

21*               Subsidiaries of the Registrant

23*               Consent of Arthur Andersen LLP

27*               Financial Data Schedule

------------------------

 *  Filed herewith

 (1) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-62670) on Form S-1.

 (2) Incorporated by reference from exhibits to the Company's Form 8-K dated March 11, 1994.

 (3) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (4) Incorporated by reference from exhibits to the Company's Form 10-Q/A-1 for the quarter ended September 30, 1993.

 (5) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1994.

 (6) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77522) on Form S-1.

 (7) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77272) on Form S-4.

 (8) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77870) on Form S-1.

 (9) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated by reference from exhibits to the Company's Form 8-A filed June 6, 1995.

(11) Incorporated by reference from exhibits to the Company's Form 8-A/A-1 filed August 17, 1995.

(12) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(13) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1996.

(14) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1996.

(15) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1996.

(16) Incorporated by reference from exhibits to the Company's Form 8-K dated February 17, 1997.

(17) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(18) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1997.

(19) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1997

(20) Incorporated by reference from exhibits to the Company's Form 8-K dated October 8, 1997.

(21) Incorporated by reference from exhibits to the Company's Form 8-K dated May 27, 1997.

(22) Incorporated by reference from exhibits to the Company's Form 8-K dated August 21, 1997.

(23) Incorporated by reference from exhibits to the Company's Form 8-K dated November 25, 1997.

(24) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUN HEALTHCARE GROUP, INC.

                                By:  /s/ ANDREW L. TURNER
                                     -----------------------------------------
                                     Andrew L. Turner
                                     CHIEF EXECUTIVE OFFICER

March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 27, 1998 in the capacities indicated.

          SIGNATURES                      TITLE
------------------------------  --------------------------

                                Chairman of the Board of
     /s/ ANDREW L. TURNER         Directors and Chief
------------------------------    Executive Officer
       Andrew L. Turner           (Principal Executive
                                  Officer)

     /s/ ROBERT D. WOLTIL       Chief Financial Officer
------------------------------    and Director (Principal
       Robert D. Woltil           Financial Officer)

    /s/ ANDREW P. MASETTI       Vice President--Finance
------------------------------    (Principal Accounting
      Andrew P. Masetti           Officer)

     /s/ JOHN E. BINGAMAN
------------------------------  Director
       John E. Bingaman

       /s/ ZEV KARKOMI
------------------------------  Director
         Zev Karkomi

     /s/ ROBERT A. LEVIN
------------------------------  Director
       Robert A. Levin

      /s/ MARTIN G. MAND
------------------------------  Director
        Martin G. Mand

          SIGNATURES                      TITLE
------------------------------  --------------------------

   /s/ WARREN C. SCHELLING
------------------------------  Director
     Warren C. Schelling

      /s/ LOIS SILVERMAN
------------------------------  Director
        Lois Silverman

     /s/ JAMES R. TOLBERT
------------------------------  Director
       James R. Tolbert

      /s/ MARK G. WIMER
------------------------------  Director
        Mark G. Wimer

     /s/ R. JAMES WOOLSEY
------------------------------  Director
       R. James Woolsey

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
February 24, 1998

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            AS OF DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS,
                                                                                            EXCEPT SHARE DATA)
                                                      ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $     21,020  $     14,880
  Restricted cash.....................................................................        14,160         2,236
  Accounts receivable, net of allowance for doubtful accounts of $34,433 and $16,877
    as of December 31, 1997 and 1996, respectively....................................       523,161       282,268
  Other receivables...................................................................        33,550        33,430
  Prepaids and other assets...........................................................        36,774        17,618
  Deferred tax assets.................................................................        16,546        12,716
                                                                                        ------------  ------------
    Total current assets..............................................................       645,211       363,148
                                                                                        ------------  ------------
  Property and equipment, net.........................................................       631,102       305,720
  Goodwill, net.......................................................................     1,030,893       432,505
  Notes receivable....................................................................        91,062        21,733
  Other assets........................................................................       159,404        93,323
  Deferred tax assets.................................................................        21,564        12,997
                                                                                        ------------  ------------
    Total assets......................................................................  $  2,579,236  $  1,229,426
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(Continued on next page)

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                                                                            AS OF DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS,
                                                                                            EXCEPT SHARE DATA)
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...................................................  $     56,817  $     27,701
  Current portion of obligations under capital leases.................................         2,054         1,281
  Accounts payable....................................................................        61,873        39,180
  Accrued compensation and benefits...................................................        78,960        29,718
  Accrued interest....................................................................        20,451         4,426
  Accrued self-insurance obligations..................................................        34,354        12,079
  Payable to APTA shareholders........................................................       --             23,545
  Other accrued liabilities...........................................................        71,183        13,636
                                                                                        ------------  ------------
    Total current liabilities.........................................................       325,692       151,566
                                                                                        ------------  ------------
Long-term debt, net of current portion................................................     1,488,861       460,501
Obligations under capital leases, net of current portion..............................        79,110        22,952
Other long-term liabilities...........................................................        42,428        14,813
Deferred tax liabilities..............................................................         9,807         4,760
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,945,898       654,592
                                                                                        ------------  ------------
Minority interest.....................................................................        16,285         2,697
Commitments and contingencies.........................................................       --            --
Stockholders' equity:
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued.........       --            --
  Common stock of $.01 par value, authorized 100,000,000 shares, 51,697,914 and
    51,142,729 shares issued and outstanding as of December 31, 1997 and 1996,
    respectively......................................................................           517           511
  Additional paid-in capital..........................................................       639,637       611,434
  Retained earnings...................................................................        57,114        22,313
  Cumulative translation adjustment...................................................         1,766         3,718
                                                                                        ------------  ------------
                                                                                             699,034       637,976
                                                                                        ------------  ------------
  Less:
    Unearned compensation.............................................................        14,203       --
    Common stock held in treasury, at cost, 2,053,207 and 2,030,116 shares as of
      December 31, 1997 and 1996, respectively........................................        25,574        25,069
    Grantor stock trust, at market, 2,178,315 and 3,019,993 shares as of December 31,
      1997 and 1996, respectively.....................................................        42,204        40,770
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       617,053       572,137
                                                                                        ------------  ------------
    Total liabilities and stockholders' equity........................................  $  2,579,236  $  1,229,426
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)

Total net revenues......................................................  $  2,010,820  $  1,316,308  $  1,135,508
                                                                          ------------  ------------  ------------

Costs and expenses:
  Operating.............................................................     1,662,818     1,107,821       929,493
  Corporate general and administrative..................................        98,169        62,085        51,468
  Provision for losses on accounts receivable...........................        15,839        14,970        14,623
  Depreciation and amortization.........................................        56,630        33,817        27,734
  Interest, net.........................................................        74,482        25,899        21,829
  Loss on sale of Canadian operations...................................         7,000       --            --
  Conversion expense....................................................       --            --              3,256
  Merger expenses.......................................................       --            --              5,800
  Strike costs..........................................................       --            --              4,006
  Investigation and litigation costs....................................       --             19,250         5,505
  Impairment loss.......................................................       --            --             59,000
                                                                          ------------  ------------  ------------

    Total costs and expenses............................................     1,914,938     1,263,842     1,122,714
                                                                          ------------  ------------  ------------

Earnings before income taxes and extraordinary loss.....................        95,882        52,466        12,794

Income taxes............................................................        41,153        30,930        33,132
                                                                          ------------  ------------  ------------

  Net earnings (loss) before extraordinary loss.........................        54,729        21,536       (20,338)

Extraordinary loss from early extinguishment of debt, net of income tax
  benefit of $9,815 and $2,372 in 1997 and 1995, respectively...........        19,928       --              3,413
                                                                          ------------  ------------  ------------

  Net earnings (loss)...................................................  $     34,801  $     21,536  $    (23,751)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net earnings (loss) per common and common equivalent share:
  Net earnings (loss) before extraordinary loss:
    Basic...............................................................  $       1.18  $       0.46  $      (0.43)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
    Diluted.............................................................  $       1.12  $       0.46  $      (0.43)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Net earnings (loss):
    Basic...............................................................  $       0.75  $       0.46  $      (0.51)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
    Diluted.............................................................  $       0.74  $       0.46  $      (0.51)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average number of common and common equivalent shares outstanding:
    Basic...............................................................        46,329        46,360        47,419
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
    Diluted.............................................................        51,851        46,868        47,419
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                          1997                   1996                   1995
                                                  ---------------------  ---------------------  ---------------------
                                                   SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                                  ---------  ----------  ---------  ----------  ---------  ----------
                                                                            (IN THOUSANDS)
COMMON STOCK
Issued and outstanding at beginning of year.....     51,143  $      511     47,916  $      479     45,021  $      450
Issuance of common stock for employee
  benefits......................................        487           5        106           1        283           3
Conversion of 6 1/2% Convertible Subordinated
  Debentures due 2003...........................         68           1     --          --          1,583          16
Issuance of common stock in connection with
  establishment of the Grantor Stock Trust......     --          --          3,050          30     --          --
Common stock issued in connection with
  acquisitions..................................     --          --             71           1        339           3
Common stock issued in connection with
  immaterial poolings...........................     --          --         --          --            690           7
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Issued and outstanding at end of year...........     51,698         517     51,143         511     47,916         479
                                                  ---------  ----------  ---------  ----------  ---------  ----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year....................                611,434                568,054                521,614
Issuance of common stock for employee
  benefits......................................                  5,518                  1,206                  2,973
Tax benefit of stock options exercised..........                  1,741                     99                 --
Conversion of 6 1/2% Convertible Subordinated
  Debentures due 2003...........................                  1,109                 --                     30,059
Consideration recorded for the fair value of
  warrants issued in connection with
  acquisitions..................................                    191                 --                      1,095
Adjustment to market value of common stock held
  by the Grantor Stock Trust....................                 19,644                  3,445                 --
Issuance of common stock in connection with the
  establishment of the Grantor Stock Trust......                 --                     37,670                 --
Common stock issued in connection with
  acquisitions..................................                 --                        960                    174
Common stock issued in connection with
  immaterial poolings...........................                 --                     --                      8,231
Reclassification of retained earnings as
  additional paid-in capital to reflect the
  change in tax status of Golden Care, Inc......                 --                     --                      3,908
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Additional paid-in capital at end of year.......                639,637                611,434                568,054
                                                  ---------  ----------  ---------  ----------  ---------  ----------
RETAINED EARNINGS
Balance at beginning of year....................                 22,313                    777                 28,165
Net earnings (loss).............................                 34,801                 21,536                (23,751)

(continued on next page)

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                          1997                   1996                   1995
                                                  ---------------------  ---------------------  ---------------------
                                                   SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                                  ---------  ----------  ---------  ----------  ---------  ----------
                                                                            (IN THOUSANDS)
Distribution of prior S corporation earnings....                 --                     --                       (333)
Reclassification of retained earnings as
  additional paid-in capital to reflect the
  change in tax status of Golden Care, Inc......                 --                     --                     (3,908)
Common stock issued in connection with
  immaterial poolings...........................                 --                     --                        604
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Retained earnings at end of year................                 57,114                 22,313                    777
                                                  ---------  ----------  ---------  ----------  ---------  ----------
CUMULATIVE TRANSLATION ADJUSTMENT
Balance at beginning of year....................                  3,718                   (268)                   220
Aggregate translation adjustment................                 (1,952)                 3,986                   (488)
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Cumulative translation at end of year...........                  1,766                  3,718                   (268)
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Total...........................................     51,698     699,034     51,143     637,976     47,916     569,042
                                                  ---------  ----------  ---------  ----------  ---------  ----------
UNEARNED COMPENSATION
Balance at beginning of year....................                 --                     --                     --
Issuance of shares of restricted common stock...                (17,458)                --                     --
Amortization of stock issued under restricted
  stock option plan.............................                  3,255                 --                     --
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Unearned compensation at end of year............                (14,203)                --                     --
                                                  ---------  ----------  ---------  ----------  ---------  ----------
COMMON STOCK IN TREASURY
Balance at beginning of year....................                (25,069)                --                     --
Acquired at cost................................                   (505)               (25,069)                --
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Common stock in treasury at end of year.........                (25,574)               (25,069)                --
GRANTOR STOCK TRUST
Balance at beginning of year....................                (40,770)                --                     --
Issuance of common stock in connection with
  establishment of the Grantor Stock Trust......                 --                    (37,700)                --
Issuance of common stock from the Grantor Stock
  Trust.........................................                    752                    375                 --
Issuance of shares of restricted common stock...                 17,458                 --                     --
Adjustment to market value of common stock held
  by the Grantor Stock Trust....................                (19,644)                (3,445)                --
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Grantor stock trust at end of year..............                (42,204)               (40,770)                --
                                                  ---------  ----------  ---------  ----------  ---------  ----------
Total stockholders' equity......................     51,698  $  617,053     51,143  $  572,137     47,916  $  569,042
                                                  ---------  ----------  ---------  ----------  ---------  ----------
                                                  ---------  ----------  ---------  ----------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1997         1996        1995
                                                                              -----------  ----------  ----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................................  $    34,801  $   21,536  $  (23,751)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities--
    Extraordinary loss......................................................       29,743      --           5,785
    Loss on sale of Canadian operations.....................................        7,000      --          --
    Conversion expense......................................................      --           --           3,256
    Litigation settlement...................................................      --           (4,750)     --
    Depreciation and amortization...........................................       56,630      33,817      27,734
    Provision for losses on accounts receivable.............................       15,839      14,970      14,623
    Impairment loss.........................................................      --           --          59,000
    Other, net..............................................................        3,312      (2,032)     (2,220)
    Changes in operating assets and liabilities:
      Accounts receivable...................................................     (164,966)    (57,059)    (90,887)
      Other current assets..................................................       (6,323)     (6,696)        970
      Other current liabilities.............................................       24,228       3,262      (6,334)
      Income taxes payable..................................................       21,469      23,764      18,610
                                                                              -----------  ----------  ----------
      Net cash provided by operating activities.............................       21,733      26,812       6,786
                                                                              -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................................     (103,162)    (76,223)    (73,497)
  Acquisitions, net of cash acquired........................................     (564,134)    (75,579)    (74,041)
  Purchase of minority interest in OmniCell Technologies, Inc...............      --          (25,332)     --
  Net proceeds from sale of SunSurgery Corporation..........................      --           24,828      --
  Proceeds (expenditures) from operations and sale of assets
    held for sale...........................................................      --           (3,810)     36,878
  Proceeds from sale and leaseback of property and equipment................       80,457      34,603     105,534
  Increase in long-term note receivables....................................      (57,431)     (8,665)    (12,479)
  Other assets expenditures.................................................      (35,851)    (12,011)    (10,169)
                                                                              -----------  ----------  ----------
      Net cash used for investing activities................................     (680,121)   (142,189)    (27,774)
                                                                              -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings.................................................    1,837,062     137,155     185,299
  Long-term debt repayments.................................................     (966,024)     (4,273)   (115,730)
  Repurchase of 12.25% Junior Subordinated Notes and 9.875% Senior
    Subordinated Notes......................................................     (182,070)     --          --
  Repurchase of 11 3/4% Senior Subordinated Notes...........................      --           --         (89,370)
  Conversion of 6 1/2% Convertible Subordinated Debentures..................      --           --         (16,859)
  Net proceeds from issuance of common stock................................        6,275       1,582       2,976
  Purchases of treasury stock...............................................         (505)    (25,069)     --
  Financing fees paid.......................................................      (33,411)     (1,776)     (1,762)
                                                                              -----------  ----------  ----------
      Net cash provided by (used for) financing activities..................      661,327     107,619     (35,446)
                                                                              -----------  ----------  ----------
Effect of exchange rate on cash and cash equivalents........................        3,201        (464)        798
                                                                              -----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents........................        6,140      (8,222)    (55,636)
Cash and cash equivalents at beginning of year..............................       14,880      23,102      78,738
                                                                              -----------  ----------  ----------
Cash and cash equivalents at end of year....................................  $    21,020  $   14,880  $   23,102
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

(a) NATURE OF BUSINESS

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (hereinafter collectively referred to as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom, Spain and Germany and acute care services in Australia, pharmaceutical services in the United Kingdom and Spain, and outpatient rehabilitation therapy services in Canada.

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

(d) NET REVENUES

    Net revenues consist of long-term and subacute care revenues, therapy services revenues, temporary therapy staffing services revenues and pharmaceutical services revenues. Net revenues are recognized as services are provided. Net revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed frequently, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current earnings.

    The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to allow providers to treat higher acuity patients. Included in net revenues are amounts related to exceptions to the RCLs of $16.6 million, $12.3 million and $8.9 million for the years ended December 31, 1997, 1996 and 1995 respectively. These amounts are net of adjustments to record management's estimate, based on its prior experience with the Medicare program's regulations and the Company's records of service provided, of amounts that will ultimately be approved by HCFA. Accounts receivable include requests for exceptions to the RCLs of $28.8 million, and $19.1 million at December 31, 1997 and 1996, respectively. Amounts realizable are subject to final settlement of the respective cost reports. Differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are recorded in operations at the time of settlement.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
(e) ACCOUNTS RECEIVABLE

    The Company receives payment for services rendered from Federal and state governments under the Medicare and Medicaid programs and private pay payors, including third party insurers, workers' compensation plans, healthcare providers and individuals. The following table summarizes the percent of accounts receivable by payor category as of December 31:

                                                                                     1997         1996
                                                                                     -----        -----
Government......................................................................          49%          44%
Private and other...............................................................          51           56
                                                                                         ---          ---
                                                                                         100%         100%
                                                                                         ---          ---
                                                                                         ---          ---

    Management does not believe that there are any credit risks associated with receivables from governmental agencies. Private and other receivables consist of receivables from a large number of payors involved in diverse activities and subject to differing economic conditions, which management believes do not represent any concentrated credit risks to the Company. In certain instances, the collection of amounts from healthcare providers for therapy services has slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries. In addition, fiscal intermediaries of long-term care facilities acquired by the Company are changed to the Company's fiscal intermediary resulting in temporary delays in timing of third-party payments.

(f) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements--5 to 40 years; leasehold improvements--the shorter of the estimated useful lives of the assets or the life of the lease; equipment--3 to 20 years. Amortization of property and equipment held under capital leases is included in depreciation and amortization expense.

    The Company capitalizes certain costs associated with developing and acquiring healthcare facilities and related outpatient programs. Capitalized costs include site investigation, negotiation, development, acquisition and preconstruction costs; indirect and general expenses related to such activities are expensed as incurred. Preconstruction costs include the direct costs of securing control of the development site, obtaining the requisite certificate of need and other approvals, as well as the direct costs of preparing for actual development and construction. The capitalized costs are transferred to construction in progress and depreciable asset categories as construction is begun and completed, respectively. The Company capitalizes interest directly related to the development and construction of new facilities as a cost of the related asset.

(g) GOODWILL/IMPAIRMENT LOSS

    The excess of the purchase price over the fair value of the net assets of the businesses acquired by the Company is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was $47.9 million and $28.9 million as of December 31, 1997 and 1996, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on December 31, 1995. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines fair value using certain multiples of earnings before interest, taxes, depreciation and amortization based on current prices for comparable assets.

    The impairment loss, as determined in accordance with SFAS 121, of $59.0 million recorded by the Company in 1995 primarily relates to the goodwill associated with six of the forty facilities acquired in the Mediplex acquisition. The impairment loss at these six facilities was the result of the following circumstances: (i) three facilities were organized by the Service Employees International Union subsequent to the acquisition resulting in significantly higher labor costs; (ii) two facilities experienced significant declines in private pay census and revenues due to, in one instance, funding reductions in certain programs providing private pay patients and, in the other instance, the opening of two new facilities by competitors; and (iii) the remaining facility received lower than expected Medicaid rates from the State of Connecticut and due to the high acuity of the patients treated at the facility, reimbursement was not adequate. If the Company had not elected early adoption of SFAS 121 during 1995, the impairment loss would have been based solely on the difference between the assets carrying value and cumulative long-term cash flows which would have resulted in a loss of $48.9 million.

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

(i) ACCRUED SELF-INSURANCE OBLIGATIONS

    It is the policy of the Company to self-insure for certain insurable risks including general and professional liability, workers' compensation, and certain employee benefits through the use of self-insurance or retrospective and high deductible insurance policies and other hybrid policies which vary by the states in which the Company operates. Provisions for estimated settlements are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally range from one to five years. Accrued liabilities for future claims are not discounted.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
(j) INVESTIGATION AND LITIGATION COSTS

    In 1996, the Company reached an agreement in principle to settle certain class-action lawsuits brought by shareholders for $24.0 million and recognized, as a reduction of the settlement cost, a $9.0 million claim from its director and officer liability insurance carrier for its claim submitted in connection with the settlement. In addition, in 1996 the Company recorded additional charges and expenses of $4.3 million related to monitoring and responding to the continuing investigation by the U.S. Department of Health and Human Services' Office of Inspector General ("OIG") and responding to the remaining shareholder litigation filed after the announcement of the OIG investigation. In 1995, the Company recorded charges and expenses of $5.5 million related to monitoring and responding to the continuing OIG investigation and legal fees resulting from shareholder litigation (see Note 14). The 1995 charges also included costs incurred by the Company in connection with financing activities which were not concluded due to negative publicity resulting from the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder litigation matters.

(k) STRIKE COSTS

    During 1995, the Company recorded charges and expenses of $4.0 million related to averting a strike and negotiating new contracts for certain unionized nursing homes in Connecticut.

(l) INCOME TAXES

    Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

    Prior to converting to a C corporation, SunCare, formerly known as Golden Care, had elected S corporation status whereby income taxes are paid by the stockholders rather than by the entity. Accordingly, there is a pro forma provision of $230,000 in 1995 for income taxes for this entity equal to the Federal and state income tax provisions that would have been recorded if this entity had been a C corporation for all of 1995 (see Note 2).

(m) CUMULATIVE TRANSLATION ADJUSTMENT

    The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statement of earnings accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

(n) STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
Based Compensation" ("SFAS 123") was issued in 1995 and the Company has adopted the disclosure requirements of SFAS 123 (see Note 11).

(o) NET EARNINGS (LOSS) PER SHARE

    Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period.

    Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible debentures were converted as of the beginning of the period. Net earnings, if conversion of the debentures is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible debentures and the related income tax benefits. In periods of loss, diluted net earnings per share is based upon the weighted average number of common shares outstanding during the period. See Note 12 for calculation of earnings per share data for the years ended December 31, 1997, 1996 and 1995.

    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

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

    Certain amounts in the 1996 and 1995 consolidated financial statements and notes have been reclassified to conform to the 1997 presentation.

(2) MERGERS AND ACQUISITIONS

    In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States. Total consideration for the shares acquired was approximately $350.6 million. The total fair value of Regency's assets acquired, including goodwill of approximately $422.6 million, was approximately $661.9 million, and liabilities assumed totaled approximately $370.4 million.

    On October 9, 1997, the Company, completed a tender offer for 100%, or $50.0 million, of Regency's 12.25% Junior Subordinated Notes due 2003 for approximately $60.1 million plus accrued interest, and $109.6 million of the $110.0 million of Regency's 9.875% Senior Subordinated Notes due 2002 for approximately $122.0 million plus accrued interest. As a result of the repurchase of this debt, the Company recorded an extraordinary loss of $17.9 million, net of the related tax benefit, in the fourth quarter of 1997. In addition, the Company repaid Regency's revolving credit facility of approximately $39.0 million. In addition, the extinguishment of certain Regency debt during the fourth quarter of 1997 resulted in an

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(2) MERGERS AND ACQUISITIONS (CONTINUED) increase in certain reimbursable costs from Medicare. As a result, the Company recognized $4.0 million of revenues from Medicare during 1997.

    The acquisition of Regency, including certain transaction costs, and the tender offer for its debt, described above, were financed by borrowings under the Company's Credit Facility (as described below) and approximately $83.6 million of net proceeds received from the sale and leaseback of 30 facilities owned by Regency prior to its acquisition by the Company.

    The acquisition of Regency was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results assume that the acquisition occurred as of January 1, 1996 (in thousands, except per share data):

                                                                      1997          1996
                                                                  ------------  ------------
Net revenues....................................................  $  2,500,832  $  1,874,358
Net earnings (loss) from continuing operations..................        33,531        (6,895)
Net earnings (loss).............................................        13,603        (6,895)
Net earnings per share from continuing operations:
  Net earnings (loss) from continuing operations:
    Basic.......................................................          0.72         (0.15)
    Diluted.....................................................          0.71         (0.15)
Net earnings (loss):
  Basic and Diluted.............................................          0.29         (0.15)

    The allocation of the purchase price of Regency is preliminary and will be finalized upon completion of asset valuations. In addition, the Company is still evaluating certain obligations of Regency prior to the merger and further adjustments to the preliminary purchase price allocation may result.

    The Company agreed in February 1997, to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers. Retirement Care also owns (and the Company would acquire) approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The amended terms of the merger (the "RCA Merger") provide for a purchase price of approximately $156.3 million in common stock (based upon the closing price of the Company's common stock as of December 31, 1997) and the assumption of approximately $192.9 million of indebtedness including $19.8 million of indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet). Specifically, the agreements, as amended, call for the Company to issue shares of common stock having a value equal to $10.00 in exchange for each outstanding share of Retirement Care's common stock (subject to a 10% collar centered on a $22.00 share price for the Company's common stock). The Company expects that the RCA Merger will be accounted for as a pooling of interests. The Company has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in common stock or cash, at the option of the Company (the "Contour Merger"). The Contour Merger will be accounted for as a purchase.

    Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $30 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions, write-off of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(2) MERGERS AND ACQUISITIONS (CONTINUED) certain intangibles and property and equipment and the settlement of certain class action lawsuits (described below). Approximately $25 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the merger with Retirement Care is consummated. Approximately $5 million of the estimated charges relating to the integration expenses are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and the Contour Merger.

    On January 10, 1997, the Company loaned Retirement Care $9.8 million in order to enable Retirement Care to cause the repayment of certain indebtedness incurred by Contour in connection with Contour's acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic") on August 6, 1996. On July 10, 1997, the Company and Retirement Care amended the terms of the loan to: (i) increase the applicable interest rate by 2.0%; (ii) extend the maturity date to 120 days after the termination of the Retirement Care Merger Agreement; and (iii) replace the collateral securing the loan with a second lien on all of Retirement Care's accounts receivable. Consistent with Retirement Care's bank line of credit, the loan is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. On July 10, 1997, the Company also agreed to loan Retirement Care an additional $5.0 million which is also secured by a second lien on all of Retirement Care's accounts receivable and is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. The interest receivable related to the promissory notes was $1.0 million as of December 31, 1997. As of December 31, 1997, Retirement Care owed the Company an additional $12.4 million in the form of unsecured trade receivables in respect to ancillary and management services provided by the Company.

    In December 1997, the Company purchased from a third party $5.0 million aggregate principal amount of 9% Contour convertible debentures which are convertible into one million shares of Contour common stock, for an aggregate purchase price of $8.4 million in cash.

    On November 25, 1997 the Company, Retirement Care and representatives of the plaintiffs in certain pending class actions against Retirement Care and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company has escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in short-term restricted cash as of December 31, 1997. The settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

    On January 30, 1997, the Company acquired all of the capital stock not previously owned by the Company of Ashbourne PLC ("Ashbourne") which as of the date of acquisition provided healthcare services to patients through 49 nursing facilities in the United Kingdom. Pursuant to the acquisition, the Company paid approximately L67.3 million ($110.1 million as of the respective dates of payment) for the portion of Ashbourne totaling 70.8% not previously owned by the Company. The Company had previously acquired a 9% minority interest for $10.2 million in 1996 and a 20% minority interest for $25.9 million in 1995. The acquisition was accounted for as a purchase and Ashbourne's results of operations have been included in the Company's financial statements from the date of acquisition on January 30, 1997. The total fair value of 100% of Ashbourne's assets acquired, including goodwill of approximately $61.3 million, was approximately $300.0 million and liabilities assumed totaled approximately $147.7 million.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(2) MERGERS AND ACQUISITIONS (CONTINUED)

    In July 1997, the Company acquired a majority interest in Eurosar, S.A. ("Eurosar"), a privately owned operator of eight nursing homes in Spain. In August 1997, the Company acquired 38% of the equity of Alpha Healthcare Limited, a publicly held acute care provider in Australia. In addition, in November 1997, Sun acquired from Moran Healthcare Group Pty Ltd. ("Moran") a majority interest in six hospitals in Australia. In December 1997, the Company acquired a majority interest in Heim-Plan Unternehmensgruppe ("Heim-Plan"), an operator of 11 nursing homes in Germany.

    On December 15, 1996, the Company acquired all of the capital stock of APTA Healthcare PLC ("APTA"), which provided healthcare services to patients through 32 nursing facilities in the United Kingdom. The Company paid cash totaling approximately L11.3 million ($19.3 million as of the respective dates of payment) to former stockholders of APTA and issued notes with a maturity not to exceed five years, totaling approximately L2.5 million ($4.0 million as of December 31, 1997) to the remaining stockholders of APTA who elected not to receive cash as consideration. The fair market value of assets acquired, including goodwill of $17.9 million, was $72.7 million and liabilities assumed totaled $49.2 million. Also in 1996, the Company purchased a 9.9% investment in OmniCell Technologies, Inc. ("OmniCell") for $25.3 million.

    On June 21, 1995, the Company merged with and into CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides temporary staffing of physical, occupational and speech therapists to the healthcare industry. Under the terms of the merger agreement, the Company issued 6,080,600 shares of its common stock in exchange for all the outstanding common stock of CareerStaff. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of CareerStaff for periods prior to the merger.

    On May 5, 1995, the Company merged with and into SunCare. SunCare provides respiratory therapy services to long-term and subacute care facilities. Under the terms of the merger agreement, the Company issued 2,106,904 shares of its common stock in exchange for all of the outstanding common stock of SunCare. In connection with the merger, SunCare terminated its S corporation status and recorded a deferred income tax provision of $1.5 million. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of SunCare for periods prior to the merger.

    In connection with the mergers of the Company with CareerStaff and SunCare, the Company recognized $5.8 million of merger costs. These costs include transaction costs and advisory fees and transitional costs related to consolidating operations.

    Between 1995 and 1997, the Company acquired 80% of the common stock of Columbia Health Care Inc. ("Columbia"), a provider of outpatient rehabilitation therapy services in Canada, for $8.5 million. In addition, the Company issued warrants to former owners of Columbia to purchase 500,000 shares of the Company's common stock with an exercise price of $15.375 per share which had a value of $1.1 million at the date of acquisition. As of December 31, 1997, the warrants were exercisable and, if unexercised, will expire in approximately four years. The Columbia acquisition was accounted for as a purchase.

    The effects of the Company's acquisitions during 1997, 1996 and 1995, excluding Regency, individually and in the aggregate, are immaterial to the results of the Company and, therefore, pro forma information is not provided.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(3) DISPOSITION

    In May 1997, the Company announced its intent to sell and divest itself of its outpatient rehabilitation clinics in the United States, as well as in Canada. The sale of the United States operations is expected to close in the first half of 1998, and to result in no material gain or loss. The Company recorded a $7.0 million loss in 1997 in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. The results of operations of these businesses are immaterial.

    In June 1996, the Company completed the sale of all of the outstanding stock of SunSurgery Corporation, its ambulatory surgery subsidiary, for approximately $27.9 million in cash and the assumption of $5.6 million in debt by the buyer. As of the date of sale, SunSurgery Corporation had approximately $3.1 million in cash which was retained by the buyer. The sale resulted in no material gain or loss to the Company.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31 (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Land..................................................................  $   64,280  $   21,983
Buildings and improvements............................................     368,350     148,530
Leasehold improvements................................................      64,826      52,630
Equipment.............................................................     142,837      76,812
Construction in progress..............................................      45,314      34,097
                                                                        ----------  ----------
  Total...............................................................     685,607     334,052
Less accumulated depreciation and amortization........................     (54,505)    (28,332)
                                                                        ----------  ----------
  Property and equipment, net.........................................  $  631,102  $  305,720
                                                                        ----------  ----------
                                                                        ----------  ----------

    In 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $31.2 million in cash and approximately $5.6 million in assumption of debt and leased them back under fourteen year leases. Also in 1997, the Company sold 27 of its long-term care facilities in the United Kingdom for approximately $49.3 million and leased them back under twelve-year leases. These transactions produced no material gain or loss.

    During 1996, the Company sold three of its long-term and subacute care facilities for $11.9 million including the assumption of debt totaling $3.2 million and leased them back under fifteen year leases. Also during 1996, the Company sold ten of its long-term care facilities in the United Kingdom for $25.8 million and leased them back under twelve year leases. These transactions produced no material gain or loss.

    In 1995, the Company sold five of its long-term and subacute care facilities for $70.0 million and leased them back under ten year leases. Also in 1995, the Company sold fifteen of its long-term care facilities in the United Kingdom for $35.5 million and leased them back under twelve year leases. These transactions produced no material gain or loss.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(5) ASSETS HELD FOR SALE

    As a result of the acquisition of the Mediplex Group, Inc. ("Mediplex") in 1994, the Company acquired certain facilities providing psychiatric, substance abuse and transitional living services. On September 30, 1995, the Company sold five of the operating psychiatric care and substance abuse treatment facilities, all of the related outpatient facilities and a transitional living facility for a sales price of $39.9 million consisting of cash and the assumption of indebtedness secured by one of the facilities. The sale of the transitional living facility was completed in 1996 at a net cost to the Company of $3.8 million. As part of the sale, the Company provided a five-year $12.5 million working capital line of credit to the buyer, which is secured by the accounts receivable of the facilities sold and is restricted to a borrowing base determined by the amount of accounts receivable of the facilities. Under the terms of the working capital line of credit, principal is due in full on September 30, 2000 and interest accrues at either LIBOR plus 2.5% or Prime plus 1.5%. As of December 31, 1997, $12.5 million had been advanced on the working capital line of credit. In 1995, the Company subleased two operating transitional living facilities and sold the working capital of these facilities to the current administrator of one of these facilities, who has assumed responsibility for approximately 60% of the Company's obligations under the present leases and will pay the Company a total of $13.4 million over the term of such leases. Also in 1995, the Company completed the sale of two of the closed facilities for $2.0 million and $2.5 million, respectively. As of December 31, 1997, the Company continues to own an interest in a substance abuse facility which was closed in 1992.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(6) LONG-TERM DEBT

    Long-term debt consists of the following as of December 31 (dollars in thousands):

                                                                                            1997          1996
                                                                                        ------------  ------------
Revolving Credit Facility (see below).................................................  $    275,075  $    279,300
Credit Facility Term Loans (see below)................................................       700,000       --
Senior Subordinated Notes due 2007, interest at 9 1/2% per annum......................       250,000       --
Convertible Subordinated Debentures due 2004, interest at 6% per annum................        83,300        83,300
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum, includes unamortized premium of $2,314 and $2,728 as of December 31, 1997 and 1996,
  respectively........................................................................        23,029        25,137
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum, includes unamortized premium of $122 and $126 as of December 31, 1997 and 1996,
  respectively........................................................................         6,283         6,287
Mortgage notes payable due at various dates through 2005, interest at rates from 8.5%
  to 14%, collateralized by various facilities........................................        45,285        38,939
Mortgage notes payable in Spanish pesetas and due at various dates through 2017, interest at rates from 5.6% to 13.3%, collateralized by various facilities in
  Spain...............................................................................        13,498       --
Mortgage notes payable in pound sterling and due at various dates through 2017, interest at rates from 2.5% to 4% plus the FHBR rate ("Finance House Base Rate"),
  collateralized by various facilities in the United Kingdom..........................         8,904        31,543
Mortgage notes payable in German marks and due at various dates through 2022, interest
  at rates from 8.5% to 9%, collateralized by various facilities in Germany...........         7,778       --
Revolving lines of credit with a bank due 1997, payable in pound sterling, interest at rates from 8.7% to 9% plus the FHBR rate, collateralized by the assets of various
  facilities..........................................................................        90,473        20,309
Other long-term debt..................................................................        42,053         3,387
                                                                                        ------------  ------------
  Total long-term debt................................................................     1,545,678       488,202
Less current portion..................................................................       (56,817)      (27,701)
                                                                                        ------------  ------------
  Long-term debt, net of current portion..............................................  $  1,488,861  $    460,501
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Annual maturities for the next five years as of December 31, 1997 are as follows (in thousands):

1998........................................................  $     56,817
1999........................................................        33,351
2000........................................................        40,565
2001........................................................        49,357
2002........................................................        65,583
Thereafter..................................................     1,300,005
                                                              ------------
                                                              $  1,545,678
                                                              ------------
                                                              ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(6) LONG-TERM DEBT (CONTINUED)
    On July 8, 1997, the Company issued $250 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes"). The net proceeds from the sale, approximately $243 million, were used to reduce outstanding borrowings under the Company's credit facility. The 9 1/2% Notes, which are subject to customary terms and covenants, are redeemable by the Company at a premium, in whole or in part, after July 1, 2002.

    On October 8, 1997, the Company entered into a Credit Agreement with certain lenders, certain co-agents, and NationsBank of Texas, N.A. as administrative lender to replace the Company's old revolving credit facility. On November 12, 1997, the Company entered into a First Amendment to Credit Agreement (the "Credit Facility"). The Credit Facility provides for borrowings by the Company of up to $1.2 billion consisting of $500 million in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0% to 1% or the LIBOR rate plus .75% to 2.50%, and $700 million in term loans which bear interest at the prevailing prime rate plus 0% to 1.5% or the LIBOR rate plus
 .75% to 3.0%. One month LIBOR was 5.7% as of December 31, 1997. The revolving credit facility matures in November 2003 and the term loans begin amortization in March 1998 and reach final maturity in November 2005. In connection with this refinancing, the Company recorded an extraordinary loss of $2.1 million, net of the related tax benefit, in the fourth quarter of 1997. The Credit Facility, among other things, (i) requires the Company to maintain certain financial ratios, (ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions, and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. The Credit Facility is collateralized by a pledge of the stock of the majority of the Company's subsidiaries. The Company had borrowings of $275.1 million outstanding under the revolving Credit Facility, $700.0 million outstanding in term loans, and $40.2 million of outstanding standby letters of credit under the Credit Facility as of December 31, 1997.

    Holders of the 6 1/2% Convertible Subordinated Debentures due 2003 (the
"6 1/2% Debentures") are entitled under the indenture to receive the Mediplex acquisition consideration in respect of each share of Mediplex common stock into which the 6 1/2% Debentures would have been convertible at the time of the acquisition of Mediplex. The Company has agreed to be a co-obligor of the 6 1/2% Debentures. In January 1995, $39.4 million of the 6 1/2% Debentures were converted. Pursuant to the conversion terms under the indenture, the Company paid $13.6 million and issued 1,582,905 shares of the Company's common stock to the converting holder. In addition, the Company paid accrued interest plus a conversion fee of $3.3 million to the converting holder, which was expensed in the first quarter of 1995, to induce conversion. Conversion of the remaining $20.7 million of outstanding 6 1/2% Debentures would require the issuance of an additional 831,197 shares of the Company's common stock and a payment of $7.1 million in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures.

    In January 1995, the Company completed a tender offer for $78.7 million of the 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes") at a price of $1,120 per $1,000 of principal amount of the notes. The Company recorded an extraordinary loss, net of the related tax benefit, of $3.4 million as a result of the extinguishment of such debt. Concurrent with the tender offer, the Company deleted by amendment certain covenants contained in the original indenture that restricted the Company from fully integrating Mediplex into its operations. In addition, the amendments modified certain provisions relating to mergers and consolidations and events of default. In conjunction with the amendments, the Company became a co-obligor on the 11 3/4% Notes.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(6) LONG-TERM DEBT (CONTINUED)
    In 1994, the Company issued $83.3 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2004 which are convertible into shares of the Company's common stock at a conversion price of $21.84 or 3,814,102 shares of the Company's common stock.

    The Company has $32.3 million of mortgages with Meditrust as of December 31, 1997 which contain less restrictive covenants than the Credit Facility and which include cross default provisions with all of such mortgages and leases also financed by Meditrust. The Company also is the obligor on an outstanding letter of credit with a bank of $3.8 million as of December 31, 1997 to guarantee outstanding debt obligations for a partnership through which the Company acquired a 50% interest. The partnership owns a long-term care facility which is leased to a third-party operator.

(7) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

    The Company has various noncancelable operating leases for facilities with initial lease terms generally ranging from 5 to 23 years and renewal options of 5 to 40 years. Certain of the lease agreements provide for payment escalations coincident with increases in certain economic indices.

    The Company has various facilities and equipment under capital lease agreements. Property and equipment, net includes the following amounts for assets held under capital leases as of December 31 (in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Land.....................................................................  $   7,282  $   2,154
Building and improvements................................................     65,536     19,383
Equipment................................................................      6,409      3,912
                                                                           ---------  ---------
  Total..................................................................     79,227     25,449
Less accumulated depreciation............................................     (5,208)      (785)
                                                                           ---------  ---------
  Property and equipment, net............................................  $  74,019  $  24,664
                                                                           ---------  ---------
                                                                           ---------  ---------

    Future minimum lease payments under noncancelable leases as of December 31, 1997 are as follows (in thousands):

                                                                        CAPITAL     OPERATING
                                                                        LEASES       LEASES
                                                                      -----------  -----------
1998................................................................  $     9,237  $   122,921
1999................................................................        8,785      122,468
2000................................................................        8,588      121,514
2001................................................................        8,809      115,709
2002................................................................        8,425      113,291
Thereafter..........................................................      263,536      730,958
                                                                      -----------  -----------
  Total minimum lease payments......................................      307,380  $ 1,326,861
                                                                                   -----------
                                                                                   -----------
Less amount representing interest...................................     (226,216)
                                                                      -----------
  Present value of net minimum lease payments under capital
    leases..........................................................  $    81,164
                                                                      -----------
                                                                      -----------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(7) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent expense under operating leases totaled $143.9 million, $91.7 million, and $73.7 million in 1997, 1996 and 1995, respectively.

    The Company leases or subleases 63 facilities from affiliates of two directors of the Company as of December 31, 1997, which is included in the information above. The aggregate lease expense for these facilities was approximately $20.2 million, $16.7 million, and $13.8 million in 1997, 1996 and 1995, respectively. Future minimum lease commitments related to these facilities total approximately $177.3 million at December 31, 1997. The Company's management believes the terms of all of the foregoing leases are as favorable to the Company as those that could have been obtained from nonrelated parties.

(b) CONSTRUCTION COMMITMENTS

    The Company had capital commitments, as of December 31, 1997, under various contracts, including approximately $25.9 million in the United States and L1.0 million ($1.6 million as of December 31, 1997) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States and two long-term care facilities in the United Kingdom.

(c) FINANCING COMMITMENTS

    The Company has advanced $32.8 million and expects to lend up to a total of $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's credit facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each assisted living facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totaled approximately $32.8 million and $9.0 million at December 31, 1997 and 1996, respectively. As of December 31, 1997, five assisted living facilities were under development. Construction was completed on one facility in 1997. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase the facility, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

(d) LITIGATION

    The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business (see Notes 1(j) and 14).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(8) INCOME TAXES

    Income tax expense (benefit) on earnings (loss) before extraordinary loss consists of the following for the year ended December 31 (in thousands):

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  18,441  $  12,790  $    (212)
  State......................................................      5,918      4,835       (102)
                                                               ---------  ---------  ---------
                                                                  24,359     17,625       (314)
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     13,604     11,037     27,744
  State......................................................      3,190      2,268      5,702
                                                               ---------  ---------  ---------
                                                                  16,794     13,305     33,446
                                                               ---------  ---------  ---------
    Total....................................................  $  41,153  $  30,930  $  33,132
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Actual tax expense differs from the "expected" tax expense on earnings before extraordinary loss, computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes and extraordinary loss of the Company as follows for the year ended December 31 (in thousands):

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Computed "expected" tax expense..................................................  $  33,559  $  18,363  $   4,478
Adjustments in income taxes resulting from:
  Amortization of goodwill.......................................................      3,765      3,045      3,235
  Impairment loss................................................................     --         --         15,452
  Increase in valuation allowance................................................      2,450      7,615      3,038
  Conversion fee.................................................................     --         --          1,139
  Merger expenses................................................................     --         --          1,199
  S corporation earnings not taxable to the Company (at Federal rates)...........     --         --           (230)
  State income tax expense, net of Federal income tax benefit....................      3,041      4,617      3,332
  Loss on sale of subsidiary stock...............................................     --         (2,458)    --
  Recognition of deferred income taxes for former S corporations.................     --         --          1,487
  Other..........................................................................     (1,662)      (252)         2
                                                                                   ---------  ---------  ---------
                                                                                   $  41,153  $  30,930  $  33,132
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(8) INCOME TAXES (CONTINUED)

    Deferred tax assets (liabilities) were comprised of the following as of December 31 (in thousands):

                                                                                               1997        1996
                                                                                            ----------  ----------
Deferred tax assets:
  Accounts receivable.....................................................................  $   --      $    8,045
  Accrued liabilities.....................................................................      22,057       3,629
  Property and equipment..................................................................      --           3,270
  Intangible assets.......................................................................      18,175       8,154
  Carryforward of deductions limited by Internal Revenue Code Section 382.................       6,250       9,222
  Write-down of assets held for sale and reserve for estimated costs of disposal and
    future operating losses...............................................................       6,513       5,714
  Deferred income.........................................................................       2,840       2,275
  Shareholder settlement..................................................................       1,051       7,571
  Alternative minimum tax credit..........................................................       3,453         425
  Jobs credit carryforwards...............................................................       3,477      --
  Capital loss carryforwards..............................................................       4,023       1,573
  State net operating loss carryforwards..................................................       7,313       5,156
  United Kingdom trading loss carryforwards...............................................       7,895      --
  Other...................................................................................       2,676         523
                                                                                            ----------  ----------
                                                                                                85,723      55,557
                                                                                            ----------  ----------
Less valuation allowance:
  Federal.................................................................................     (31,195)    (24,843)
  State...................................................................................      (5,115)     (3,810)
                                                                                            ----------  ----------
                                                                                               (36,310)    (28,653)
                                                                                            ----------  ----------
Total deferred tax assets.................................................................      49,413      26,904
                                                                                            ----------  ----------
Deferred tax liabilities:
  Property and equipment attributable to United Kingdom operations........................     (15,234)     (4,760)
  Property and equipment attributable to United States operations.........................        (989)     --
  Accounts receivable.....................................................................      (1,527)     --
  Partnership investments.................................................................        (522)     --
  Changes in certain subsidiaries' methods of accounting for income taxes from cash to
    accrual basis.........................................................................        (370)     (1,191)
  Other...................................................................................      (2,468)     --
                                                                                            ----------  ----------
                                                                                               (21,110)     (5,951)
                                                                                            ----------  ----------
Deferred tax asset, net...................................................................  $   28,303  $   20,953
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Various subsidiaries have state net operating loss ("NOL") carryforwards totaling $138.1 million with expiration dates through the year 2012. In addition, the Company has capital loss carryforwards of approximately $11.0 million of which $4.0 million will expire in 2001 and $7.0 million will expire in 2003. United Kingdom trading loss carryforwards of $25.5 million and the alternative minimum tax credit carryforwards of $3.5 million have no expiration dates. The $3.5 million of jobs tax credit carryforwards will

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(8) INCOME TAXES (CONTINUED)
expire beginning in 2007. Because there is a risk that certain of these NOL and capital loss carryforwards may expire unutilized, a valuation allowance has been established against them.

    In connection with the deferred tax assets acquired in the acquisition of Mediplex, the Company recorded an $18.0 million valuation allowance. The Company recorded a $5.2 million valuation allowance in the current year related to the deferred tax assets acquired in the acquisition of Regency. Accordingly, any tax benefits recognized in future periods attributable to these portions of the valuation allowance will be allocated to reduce goodwill. The additional $2.5 million increase in the valuation allowance in 1997 relates to the realizability of capital loss carryforwards.

    Upon merging with the Company on May 5, 1995, SunCare terminated its S Corporation status for Federal and state income tax purposes. In connection with this termination, the Company recorded a deferred income tax provision and liability of $1.5 million.

(9) SUPPLEMENTARY INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

    Supplementary information for the consolidated statements of cash flows is set forth below for the year ended December 31 (in thousands):

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Cash paid during the year ended December 31 for:
  Interest, net of $2,023, $2,472 and $2,839 capitalized
    during 1997, 1996 and 1995, respectively.................  $  68,814  $  26,821  $  26,951
  Income taxes...............................................      8,553      7,608     12,150

    The Company's acquisitions during 1997, 1996 and 1995 involved the following for the year ended December 31 (in thousands):

                                                               1997         1996       1995
                                                           ------------  ----------  ---------
Fair value of assets acquired............................  $  1,159,012  $  145,652  $  66,575
Liabilities assumed......................................      (613,988)    (55,741)    (9,079)
Cash payments or payables to former APTA shareholders....        19,300     (23,545)    --
Fair value of stock and warrants issued..................          (190)       (961)    (9,329)
                                                           ------------  ----------  ---------
Cash payments made, net of cash received from others.....  $    564,134  $   65,405  $  48,167
                                                           ------------  ----------  ---------
                                                           ------------  ----------  ---------

    In January 1995, the Company issued 1,582,905 shares of its common stock upon the conversion of $39.4 million principal amount of 6 1/2% Debentures (see
Note 6).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31 are as follows (in thousands):

                                                                          1997                      1996
                                                               --------------------------  ----------------------
                                                                 CARRYING                   CARRYING
                                                                  AMOUNT      FAIR VALUE     AMOUNT    FAIR VALUE
                                                               ------------  ------------  ----------  ----------
Cash and cash equivalents....................................  $     21,020  $     21,020  $   14,880  $   14,880
Long-term debt and capital lease obligations including
  current portion............................................     1,626,842     1,640,814     512,435     510,400

    The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

(11) CAPITAL STOCK

(a) COMMON STOCK REPURCHASE

    In the first quarter of 1996, the Company repurchased 2,030,116 shares of its outstanding common stock at a cost, including commissions, of $25.1 million. In 1997, the Company repurchased 23,091 shares of its outstanding common stock at a cost of $.5 million.

(b) STOCK OPTION PLANS

    STOCK INCENTIVE PLANS

    The Company has stock incentive plans for certain employees, officers, and consultants of the Company. Awards made under the plans may be in the form of stock options, stock appreciation rights, stock awards, performance share awards, or other stock-based awards. The Board of Directors or a committee appointed by the Board of Directors determines the vesting schedule and the option price which is generally not to be less than the fair market value per share of the Company's common stock at the date of grant. Options granted prior to March 1996 generally vest at the end of three years and expire ten years from the date of grant. Options granted during and after March 1996 generally vest ratably over three years and expire ten years from the date of grant. At December 31, 1997, options for 3,123,124 shares were outstanding, options for 1,051,260 shares were vested and 3,589,500 shares were available for future grants under the stock incentive plans for officers, certain employees, and consultants. Exercise prices of outstanding options to purchase shares of the Company's common stock range from $9.50 to $24.00. During the year ended December 31, 1997, the Company awarded an aggregate of 783,000 shares of restricted stock to ten senior executives which will be expensed over the vesting period. As of December 31, 1997, 106,800 of the restricted shares have vested and the remainder vest ratably over four to five years.

    DIRECTOR STOCK INCENTIVE PLANS

    The Company has stock incentive plans for nonemployee directors, which provide for the grant of nonqualified options, stock appreciation rights, stock awards, performance share awards, or other stock-

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(11) CAPITAL STOCK (CONTINUED)
based awards. Beginning in 1997, all nonemployee directors will receive an annual grant of options for 4,000 shares at a price not less than fair market value of the Company's common stock at the date of grant and an annual grant of 2,000 restricted stock awards. All awards vest ratably over three years and stock option awards expire ten years after the date of grant. Exercise prices of outstanding options to purchase shares of common stock range from $9.50 to $21.88. Nonemployee directors have the option of electing to receive a portion of their annual board compensation in the form of restricted stock awards which vest in quarterly increments over one year. During the year ended December 31, 1997, the Company awarded an aggregate of 15,080 shares of restricted stock to nonemployee directors which will be expensed over the vesting period. As of December 31, 1997, 770 of the restricted shares are vested and the remainder vest ratably over one to three years. As of December 31, 1997, options for 110,500 shares were outstanding, options for 67,000 shares have vested and 360,920 shares were available for future grant under the stock incentive plans for nonemployee directors.

    The following is a summary of the status of the Company's Stock Incentive Plans, the Director Stock Incentive Plans and assumed option plans from acquisitions as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below (shares in thousands):

                                                      1997                        1996                        1995
                                           --------------------------  --------------------------  --------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                                           AVERAGE                     AVERAGE                     AVERAGE
                                                          EXERCISE                    EXERCISE                    EXERCISE
                                             SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                           -----------  -------------  -----------  -------------  -----------  -------------
Outstanding at beginning of year.........       3,348     $   15.91         3,648     $   16.12         3,007     $   15.79
Granted
  Price equals fair value................         814         18.06           441         13.74         1,508         16.82
  Price is less than fair value..........      --            --                15         11.00            23         11.00
Exercised................................        (487)        11.25          (106)        11.09          (283)        12.78
Cancelled................................        (336)        17.28          (650)        16.54          (607)        17.07
                                                -----                       -----                       -----
Outstanding at year-end..................       3,339         16.90         3,348         15.91         3,648         16.12
                                                -----                       -----                       -----
                                                -----                       -----                       -----
Options exercisable at year-end..........       1,210         17.25           796         11.53           628         11.62
                                                -----                       -----                       -----
                                                -----                       -----                       -----
Options available for future grant.......       3,950                       3,022                         330
                                                -----                       -----                       -----
                                                -----                       -----                       -----
Weighted average fair value of options
  granted during the year................   $    5.89                   $    5.41                   $    7.04
                                                -----                       -----                       -----
                                                -----                       -----                       -----

    The fair value of each option granted in 1997, 1996 and 1995 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Expected Life (in years)..............................................          4          4          4
Risk-free Interest Rate...............................................       6.26%      5.37%      6.22%
Expected Volatility...................................................         42%        41%        41%
Dividend Yield........................................................     --         --         --

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(11) CAPITAL STOCK (CONTINUED)
    Had compensation cost for the Company's 1997, 1996 and 1995 option grants been determined consistent with SFAS 123 (see Note 1(n)) which establishes fair value as the measurement basis for stock-based awards, the Company's net earnings and net earnings per share for 1997, 1996 and 1995 would approximate the pro forma amounts below (in thousands, except per share data):

                                                1997                      1996                      1995
                                      ------------------------  ------------------------  ------------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------  -----------  -----------  -----------  -----------  -----------
Net earnings (loss).................   $  34,801    $  32,804    $  21,536    $  19,548    $ (23,751)   $ (25,229)
Net earnings (loss) per share:
  Basic.............................   $    0.75    $    0.71    $    0.46    $    0.42    $   (0.51)   $   (0.53)
  Diluted...........................   $    0.74    $    0.70    $    0.46    $    0.42    $   (0.51)   $   (0.53)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated.

    The following table summarizes information about stock options outstanding as of December 31, 1997 (shares in thousands):

                                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                        -------------------------------------------------  ----------------------------
                                                                              WEIGHTED                      WEIGHTED
                                                        WEIGHTED AVERAGE       AVERAGE                       AVERAGE
                                           NUMBER           REMAINING         EXERCISE        NUMBER        EXERCISE
RANGE OF EXERCISE PRICE                  OUTSTANDING    CONTRACTUAL LIFE        PRICE       OUTSTANDING       PRICE
--------------------------------------  -------------  -------------------  -------------  -------------  -------------
$ 7.75 - $10.13.......................          376              7.55         $    9.45             34      $    8.99
 11.00 -  15.84.......................        1,090              7.66             13.60            395          12.35
 16.07 -  19.00.......................          834              6.81             18.31            459          18.87
 20.50 -  24.00.......................        1,039              8.05             21.92            322          21.78
                                              -----               ---            ------          -----         ------
                                              3,339              7.56             16.90          1,210          17.25
                                              -----                                              -----
                                              -----                                              -----

    OPTIONS ISSUED IN CONNECTION WITH THE SUNCARE MERGER

    During 1995, the Company issued options to purchase a total of 234,100 shares of the Company's common stock with a total exercise price of $.5 million as part of the consideration in the Company's merger with SunCare. These options represent 10% of the total shares of the Company's common stock issued in connection with the SunCare merger. These options replaced options granted to an employee in 1994 under an employment agreement in which former SunCare stockholders granted an option to an employee to acquire 10% of their holdings. All such options vested as of the date of the merger.

(c) GRANTOR STOCK TRUST

    In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37.7 million. The Trust was created to fund future obligations under certain of the Company's benefit plans, including, but not limited to, stock option plans, a stock purchase plan, health insurance plans and employee compensation. The sale of the shares to the Trust was recorded as an increase in stockholders' equity with a

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(11) CAPITAL STOCK (CONTINUED)
corresponding reduction for the value of the shares held by the Trust. As stock is released from the Trust to satisfy certain employee compensation and benefit plans, the number and the related fair value of shares held by the Trust is reduced and stockholders' equity correspondingly increases in accordance with SOP 93-6. As of December 31, 1997, the Trust held 2,178,315 shares of the Company's common stock.

    The Trust delivered to the Company a promissory note for approximately $37.7 million. The cash portion of the purchase price of approximately $31,000 represents the par value of the shares of the Company's common stock sold to the Trust. Amounts owed by the Trust will be repaid periodically with cash received from the Company or will be forgiven by the Company thereby enabling the release of shares from the Trust to satisfy the Company's obligations for certain employee compensation and benefit plans.

(12) EARNINGS PER SHARE

    Earnings per share is calculated as follows for the year ended December 31 (in thousands, except per share data):

                                                                                    1997       1996      1995(1)
                                                                                  ---------  ---------  ---------
BASIC:
Net earnings (loss) before extraordinary loss...................................  $  54,729  $  21,536  $ (20,568)
Net earnings (loss).............................................................     34,801     21,536    (23,981)
Weighted average shares outstanding.............................................     46,329     46,360     47,419
Earnings (loss) per share:
  Net earnings (loss) before extraordinary loss.................................  $    1.18  $    0.46  $   (0.43)
  Net earnings (loss)...........................................................  $    0.75  $    0.46  $   (0.51)

DILUTED:
Net earnings (loss) before extraordinary loss used in basic calculation.........  $  54,729  $  21,536  $ (20,568)
Income impact of assumed conversions............................................      3,410     --         --
                                                                                  ---------  ---------  ---------
Adjusted net earnings (loss) before extraordinary loss..........................     58,139     21,536    (20,568)
Extraordinary loss..............................................................     19,928     --          3,413
                                                                                  ---------  ---------  ---------
Net earnings (loss).............................................................  $  38,211  $  21,536  $ (23,981)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average shares used in basic calculation...............................     46,329     46,360     47,419
Effect of dilutive securities:
  Stock options and warrants....................................................        832        508     --
  Assumed conversion of convertible debt........................................      4,690     --         --
                                                                                  ---------  ---------  ---------
Weighted average common and common equivalent shares outstanding................     51,851     46,868     47,419
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

Earnings (loss) per share:
  Net earnings (loss) before extraordinary loss.................................  $    1.12  $    0.46  $   (0.43)
  Net earnings (loss)...........................................................  $    0.74  $    0.46  $   (0.51)

------------------------

(1) Results for the year ended December 31, 1995 represent pro forma amounts to include pro forma taxes of SunCare prior to its conversion to be taxed as a C Corporation, which occurred in May 1995 (See Note 1(l).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(13) PREFERRED STOCK PURCHASE RIGHTS

    On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of common stock. The Rights are currently not exercisable or transferable apart from the common stock and have no voting rights. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share. The Rights become exercisable ten business days following the date a person or group of affiliated persons acquires 15% or more of the Company's common stock, or announces a tender or exchange offer which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding Company's common stock. The Rights also become exercisable if any person, who is the beneficial owner of 15% or more of the Company's common stock as of the date of record, acquires an additional 1% or more of the outstanding Company's common stock. The Rights may be redeemed by the Company at a price of $.001 per Right before their expiration on June 2, 2005.

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

    In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. The Investigation by the Civil Division of the Department of Justice and the OIG is still proceeding. The government continues to collect information, and the Company continues to cooperate with the investigators. The Company and the government have had preliminary discussions, and the Company expects to have continuing discussions, regarding a possible settlement of the investigation.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(14) OTHER EVENTS (CONTINUED)
(b) LITIGATION

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

    On June 30, 1995, two civil class-action complaints were filed against the Company and certain of its current and former directors and officers in the United States District Court for the District of New Mexico. Two more complaints, based on the same underlying events, were filed on August 30, 1995. On October 6 and October 10, 1995, two additional complaints were filed, also based on the same underlying events. These six complaints were consolidated by a court order dated November 27, 1995 and an amended class action complaint, captioned IN RE SUN HEALTHCARE GROUP, INC. LITIGATION (the "Complaint"), was filed in the United States District Court for the District of New Mexico on January 26, 1996. The Complaint was purportedly brought on behalf of all persons who either purchased shares of the Company's common stock between October 26, 1994 and June 27, 1995, or who exchanged their shares of common stock of CareerStaff for shares of the Company's common stock pursuant to merger agreement between CareerStaff and the Company. The Complaints allege that defendants misrepresented or failed to disclose material facts about the OIG investigation and about the Company's operations and financial results, which plaintiffs contend artificially inflated the price of the Company's securities.

    In May 1997, the Company received court approval of the $24.0 million settlement of certain class-action shareholder lawsuits which was previously paid in the fourth quarter of 1996. The Company received $9.0 million during March 1997, from its director and officer liability insurance carrier for its claim submitted in connection with the settlement.

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

    The Company believes the SunCare Litigation will not have a material adverse impact on its financial condition or results of operations, although the unfavorable resolution of this action in any reporting period could have a material adverse impact on the Company's results of operations for that period.

    On September 8, 1995, a derivative action was filed by Brickell Partners against certain of the Company's current and former directors and officers in the United States District court for the district of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain of the Company's

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(14) OTHER EVENTS (CONTINUED)
current and former directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. In December 1997, the Company and the plaintiffs reached an agreement in principle to settle the action for an immaterial amount. The settlement is subject to definitive documentation and court approval.

(c) OTHER INQUIRIES

    From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by such predecessor operators. The Company is currently the subject of several such examinations. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any existing or future examinations.

    The Company was notified in 1997 by a law firm representing several national insurance companies that these companies believed that the Company had engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company began discussions directly with these insurers and hopes to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

(d) LEGISLATION, REGULATIONS AND MARKET CONDITIONS

    The Company is subject to extensive Federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(15) SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Debentures and the 11 3/4% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Current assets....................................  $   108,232    $   103,629
Noncurrent assets.................................      391,048        429,555
Current liabilities...............................       26,016         21,904
Noncurrent liabilities............................       72,373         83,370
Due to parent.....................................      165,207        152,447

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Net revenues.................................................................  $  507,750  $  457,748  $  448,254
                                                                               ----------  ----------  ----------
Costs and expenses...........................................................     486,541     438,799     436,930
Impairment loss..............................................................      --          --          52,621
                                                                               ----------  ----------  ----------
Earnings (loss) before intercompany charges, income taxes and extraordinary
  loss.......................................................................      21,209      18,949     (41,297)
Intercompany charges(1)......................................................      78,957      50,133      35,005
                                                                               ----------  ----------  ----------
Earnings (loss) before income taxes and extraordinary loss...................     (57,748)    (31,184)    (76,302)
Income tax benefit...........................................................     (18,326)     (9,757)     (7,432)
                                                                               ----------  ----------  ----------
Net loss before extraordinary loss...........................................     (39,422)    (21,427)    (68,870)
Extraordinary loss, net of income tax benefit................................      --          --           3,413
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $  (39,422) $  (21,427) $  (72,283)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $32.3 million, $29.0 million and $20.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Royalty fees charged to Mediplex for the years ended December 31, 1997, 1996 and 1995, for the use of Sun trademarks were $7.4 million, $6.7 million and $4.7 million, respectively. Intercompany interest charged to Mediplex for the years ended December 31, 1997, 1996 and 1995, for advances from Sun was $39.3 million, $14.4 million and $9.8 million, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company's unaudited consolidated quarterly financial information follows (in thousands, except per share data)(1)(2):

                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                   -----------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER    QUARTER(3)
                                                                   ----------  ----------  ----------  -----------
Total net revenues...............................................  $  398,636  $  447,545  $  486,172   $ 678,466
Earnings before income taxes and extraordinary loss..............      26,127      29,214      31,836       8,704
Net earnings before extraordinary loss...........................      15,937      17,821      19,420       1,551
Extraordinary loss...............................................      --          --          --          19,928
                                                                   ----------  ----------  ----------  -----------
Net earnings (loss)..............................................      15,937      17,821      19,420     (18,377)
                                                                   ----------  ----------  ----------  -----------
                                                                   ----------  ----------  ----------  -----------
Net earnings (loss) per common and common equivalent share:

Net earnings before extraordinary loss:
  Basic..........................................................        0.35        0.39        0.42        0.03
  Diluted........................................................        0.33        0.36        0.39        0.03

Net earnings (loss):
  Basic..........................................................        0.35        0.39        0.42       (0.39)
  Diluted........................................................        0.33        0.36        0.39       (0.39)

                                                                             YEAR ENDED DECEMBER 31, 1996
                                                                   ------------------------------------------------
                                                                     FIRST       SECOND       THIRD       FOURTH
                                                                    QUARTER     QUARTER    QUARTER(4)   QUARTER(5)
                                                                   ----------  ----------  -----------  -----------
Total net revenues...............................................  $  320,291  $  325,452   $ 340,508    $ 330,057
Earnings (loss) before income taxes..............................      25,565      27,276       4,231       (4,606)
Net earnings (loss)..............................................      15,339      16,366      (5,562)      (4,607)
Net earnings (loss) per share:
  Basic..........................................................        0.32        0.36       (0.12)       (0.10)
  Diluted........................................................        0.31        0.34       (0.12)       (0.10)

------------------------

(1) The Company adopted SFAS 128 "Earnings per Share" in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

(2) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year (See Note 1(o)).

(3) The fourth quarter of 1997 includes a charge of $7.0 million recognized by the Company in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $17.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency's 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's credit facility.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(16) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(4) The third quarter of 1996 includes a $24.0 million charge to settle certain of the lawsuits brought by shareholders (see Note 14).

(5) The fourth quarter of 1996 includes a net $4.8 million benefit which consists of $9.0 million the Company received from its director and officers liability insurance carrier in 1997 and a $4.3 million charge related to continuing litigations and investigation costs (see Note 14).

(17) GEOGRAPHIC SEGMENT INFORMATION

    The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, subacute and related ancillary care services to nursing home patients. In addition to the services provided in the United States, the Company provides services in the United Kingdom, Spain, Germany, Australia and Canada.

    A summary of the Company's operations by geographic area is presented below (in thousands):

                                                                        YEAR ENDED DECEMBER 31, 1997
                                                           ------------------------------------------------------
                                                              UNITED
                                                              STATES     UNITED KINGDOM     OTHER    CONSOLIDATED
                                                           ------------  ---------------  ---------  ------------
Net revenues.............................................   $1,812,666     $   168,306    $  29,848   $2,010,820
Operating profits........................................      168,745           8,275       (6,656)     170,364
Interest expense, net....................................                                                 74,482
                                                                                                     ------------
Consolidated earnings before income taxes and
  extraordinary loss.....................................                                                 95,882
                                                                                                     ------------
                                                                                                     ------------
Total assets.............................................    2,249,795         259,665       69,776    2,579,236
Capital expenditures.....................................       51,931          52,370        1,835      106,136
Depreciation and amortization............................       41,121          13,142        2,367       56,630

                                                                        YEAR ENDED DECEMBER 31, 1996
                                                           ------------------------------------------------------
                                                              UNITED
                                                              STATES     UNITED KINGDOM     OTHER    CONSOLIDATED
                                                           ------------  ---------------  ---------  ------------
Net revenues.............................................   $1,255,323      $  42,156     $  18,829   $1,316,308
Operating profits........................................       74,894          2,179          (382)      76,691
Equity in earnings of Ashbourne..........................       --             --            --            1,674
Interest expense, net....................................       --             --            --           25,899
                                                                                                     ------------
Consolidated earnings before income taxes................                                                 52,466
                                                                                                     ------------
                                                                                                     ------------
Total assets.............................................    1,033,804        168,578        27,044    1,229,426
Capital expenditures.....................................       56,962         18,699           562       76,223
Depreciation and amortization............................       30,436          1,851         1,530       33,817

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION

    In connection with the Company's offering of $250,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes") in July 1997, all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

    The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the 9 1/2% Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the Company's subsidiaries to transfer funds to the Company, except as provided by appropriate law.

    Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company, the Guarantors, and the Company's non-Guarantor subsidiaries with respect to the 9 1/2% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                                           COMBINED       COMBINED
                                               PARENT      GUARANTOR   NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                            ------------  -----------  --------------  -----------  ------------
                                                                       (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............  $     (1,581)  $  20,010     $    2,591     $  --        $   21,020
  Restricted cash.........................         9,000       1,823          3,337        --            14,160
  Accounts receivable, net................       --          465,137         58,341          (317)      523,161
  Other receivables.......................        11,288      13,848          8,414        --            33,550
  Prepaids and other assets...............           596      29,579          6,599        --            36,774
  Deferred tax assets.....................        16,546      --             --            --            16,546
                                            ------------  -----------  --------------  -----------  ------------
    Total current assets..................        35,849     530,397         79,282          (317)      645,211
                                            ------------  -----------  --------------  -----------  ------------
  Property and equipment, net.............        30,805     207,488        392,809        --           631,102
  Goodwill, net...........................       --          861,492        169,401        --         1,030,893
  Notes receivable........................        60,080      17,534         13,448        --            91,062
  Other assets, net.......................        80,193      58,715         20,496        --           159,404
  Investment in subsidiaries..............       611,846      --             --          (611,846)       --
  Deferred tax assets.....................        19,077      --              2,487        --            21,564
                                            ------------  -----------  --------------  -----------  ------------
    Total assets..........................  $    837,850   $1,675,626    $  677,923     $(612,163)   $2,579,236
                                            ------------  -----------  --------------  -----------  ------------
                                            ------------  -----------  --------------  -----------  ------------
Current liabilities:
  Current portion of long-term debt.......  $      5,000   $  12,933     $   38,884     $  --        $   56,817
  Current portion of obligations under
    capital leases........................           262       1,415            377        --             2,054
  Accounts payable........................        34,031      21,379          6,780          (317)       61,873
  Accrued compensation and benefits.......        21,870      50,465          6,625        --            78,960
  Accrued interest........................        16,477       1,233          2,741        --            20,451
  Accrued self-insurance obligations......           369      34,187           (202)       --            34,354
  Other accrued liabilities...............         6,028      29,876         35,279        --            71,183
                                            ------------  -----------  --------------  -----------  ------------
    Total current liabilities.............        84,037     151,488         90,484          (317)      325,692
                                            ------------  -----------  --------------  -----------  ------------
Long-term debt, net of current portion....     1,303,377      93,514         91,970        --         1,488,861
Obligations under capital leases, net of
  current portion.........................            17       2,311         76,782        --            79,110
Other long-term liabilities...............       --           41,755            673        --            42,428
Deferred tax liabilities..................        (2,480)     --             12,287        --             9,807
                                            ------------  -----------  --------------  -----------  ------------
    Total liabilities.....................     1,384,951     289,068        272,196          (317)    1,945,898
                                            ------------  -----------  --------------  -----------  ------------
Intercompany payables/(receivables).......    (1,164,154)  1,058,101        113,895        (7,842)       --
Minority interest.........................       --           --             16,285        --            16,285
Total stockholders' equity................       617,053     328,457        275,547      (604,004)      617,053
                                            ------------  -----------  --------------  -----------  ------------
    Total liabilities and stockholders'
      equity..............................  $    837,850   $1,675,626    $  677,923     $(612,163)   $2,579,236
                                            ------------  -----------  --------------  -----------  ------------
                                            ------------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996

                                                           COMBINED       COMBINED
                                                PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                               ---------  -----------  --------------  -----------  ------------
                                                                       (IN THOUSANDS)
Current assets:
  Cash and cash equivalents..................  $   2,226   $  10,870     $    1,784     $  --        $   14,880
  Restricted cash............................     --           2,236         --            --             2,236
  Accounts receivable, net...................     --         254,659         28,376          (767)      282,268
  Other receivables..........................     28,343       4,263            824        --            33,430
  Prepaids and other assets..................        691      15,276          1,651        --            17,618
  Deferred tax assets........................     12,716      --             --            --            12,716
                                               ---------  -----------  --------------  -----------  ------------
    Total current assets.....................     43,976     287,304         32,635          (767)      363,148
                                               ---------  -----------  --------------  -----------  ------------
  Property and equipment, net................     48,072     145,157        112,491        --           305,720
  Goodwill, net..............................     --         363,934         68,571        --           432,505
  Notes receivable...........................     21,687          46         --            --            21,733
  Other assets, net..........................     34,361      54,118          4,844        --            93,323
  Investment in subsidiaries.................    426,898      --             --          (426,898)       --
  Deferred tax assets........................     12,997      --             --            --            12,997
                                               ---------  -----------  --------------  -----------  ------------
    Total assets.............................  $ 587,991   $ 850,559     $  218,541     $(427,665)   $1,229,426
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------
Current liabilities:
  Current portion of long-term debt..........  $  --       $   2,092     $   25,609     $  --        $   27,701
  Current portion of obligations under
    capital leases...........................        289         635            357        --             1,281
  Accounts payable...........................     26,407       3,822          9,718          (767)       39,180
  Accrued compensation and benefits..........     11,203      14,918          3,597        --            29,718
  Accrued interest...........................      3,538         822             66        --             4,426
  Payable to APTA shareholders...............     --          --             23,545        --            23,545
  Accrued self-insurance obligations.........       (748)     12,990           (163)       --            12,079
  Other accrued liabilities..................      5,186       6,653          1,797        --            13,636
                                               ---------  -----------  --------------  -----------  ------------
    Total current liabilities................     45,875      41,932         64,526          (767)      151,566
                                               ---------  -----------  --------------  -----------  ------------
Long-term debt, net of current portion.......    362,601      70,768         27,132        --           460,501
Obligations under capital leases, net of
  current portion............................        279       1,387         21,286        --            22,952
Other long-term liabilities..................     --          13,716          1,097        --            14,813
Deferred tax liabilities.....................     --          --              4,760        --             4,760
                                               ---------  -----------  --------------  -----------  ------------
    Total liabilities........................    408,755     127,803        118,801          (767)      654,592
                                               ---------  -----------  --------------  -----------  ------------
Intercompany payables/(receivables)..........   (392,901)    372,771         20,130        --            --
Minority interest............................     --          --              2,697        --             2,697
Total stockholders' equity...................    572,137     349,985         76,913      (426,898)      572,137
                                               ---------  -----------  --------------  -----------  ------------
    Total liabilities and stockholders'
      equity.................................  $ 587,991   $ 850,559     $  218,541     $(427,665)   $1,229,426
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENTS OF EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                            COMBINED       COMBINED
                                               PARENT      GUARANTOR    NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                             -----------  ------------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Total net revenues.........................  $     2,337  $  1,671,369    $  337,114     $  --        $2,010,820
                                             -----------  ------------  --------------  -----------  ------------
Costs and expenses:
  Operating................................      --          1,376,767       286,051        --         1,662,818
  Corporate general and administrative.....       61,687        22,643        13,839        --            98,169
  Provision for losses on accounts
    receivable.............................         (750)       15,733           856        --            15,839
  Depreciation and amortization............        4,574        35,301        16,755        --            56,630
  Interest, net............................       52,244         5,646        16,592        --            74,482
  Loss on sale of Canadian operations......        7,000       --             --            --             7,000
  Equity interest in (earnings) loss of
    subsidiaries...........................       22,925       --             --           (22,925)       --
                                             -----------  ------------  --------------  -----------  ------------
    Total costs and expenses...............      147,680     1,456,090       334,093       (22,925)    1,914,938
                                             -----------  ------------  --------------  -----------  ------------
Earnings (loss) before income taxes and
  intercompany charges.....................     (145,343)      215,279         3,021        22,925        95,882
Intercompany charges(1)....................     (221,738)      217,578         4,160        --            --
                                             -----------  ------------  --------------  -----------  ------------
Earnings (loss) before income taxes........       76,395        (2,299)       (1,139)       22,925        95,882
Income taxes...............................       39,544           935           674        --            41,153
                                             -----------  ------------  --------------  -----------  ------------
Earnings (loss) before extraordinary
  loss.....................................       36,851        (3,234)       (1,813)       22,925        54,729
Extraordinary loss.........................        2,050        17,878        --            --            19,928
                                             -----------  ------------  --------------  -----------  ------------
Net earnings (loss)........................  $    34,801  $    (21,112)   $   (1,813)    $  22,925    $   34,801
                                             -----------  ------------  --------------  -----------  ------------
                                             -----------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENTS OF EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                            COMBINED       COMBINED
                                               PARENT      GUARANTOR    NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                             -----------  ------------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Total net revenues.........................  $     2,373  $  1,140,879    $  178,906     $  (5,850)   $1,316,308
                                             -----------  ------------  --------------  -----------  ------------
Costs and expenses:
  Operating................................      --            957,831       155,840        (5,850)    1,107,821
  Corporate general and administrative.....       40,769        14,224         7,092        --            62,085
  Provision for losses on accounts
    receivable.............................      --             14,699           271        --            14,970
  Depreciation and amortization............        3,614        25,911         4,292        --            33,817
  Interest, net............................       20,770         4,160           969        --            25,899
  Investigation and litigation costs.......       19,250       --             --            --            19,250
  Equity interest in (earnings) loss of
    subsidiaries...........................       (6,757)      --             --             6,757        --
                                             -----------  ------------  --------------  -----------  ------------
    Total costs and expenses...............       77,646     1,016,825       168,464           907     1,263,842
                                             -----------  ------------  --------------  -----------  ------------
Earnings (loss) before income taxes and
  intercompany charges.....................      (75,273)      124,054        10,442        (6,757)       52,466
Intercompany charges(1)....................     (115,085)      113,361         1,724        --            --
                                             -----------  ------------  --------------  -----------  ------------
Earnings (loss) before income taxes........       39,812        10,693         8,718        (6,757)       52,466
Income taxes...............................       18,276         8,338         4,316        --            30,930
                                             -----------  ------------  --------------  -----------  ------------
Net earnings (loss)........................  $    21,536  $      2,355    $    4,402     $  (6,757)   $   21,536
                                             -----------  ------------  --------------  -----------  ------------
                                             -----------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENTS OF EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                            COMBINED       COMBINED
                                                PARENT     GUARANTOR    NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                              ----------  ------------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Total net revenues..........................  $    1,032  $  1,010,904    $  126,235     $  (2,663)   $1,135,508
                                              ----------  ------------  --------------  -----------  ------------
Costs and expenses:
  Operating.................................      --           826,538       105,618        (2,663)      929,493
  Corporate general and administrative......      32,807        13,388         5,273        --            51,468
  Provision for losses on accounts
    receivable..............................      --            14,632            (9)       --            14,623
  Depreciation and amortization.............       1,646        23,545         2,543        --            27,734
  Interest, net.............................       8,138        11,075         2,616        --            21,829
  Conversion expense........................      --             3,256        --            --             3,256
  Merger expenses...........................       5,800       --             --            --             5,800
  Strike costs..............................      --             4,006        --            --             4,006
  Investigation and litigation costs........       5,505       --             --            --             5,505
  Impairment loss...........................      --            59,000        --            --            59,000
  Equity interest in (earnings) loss of
    subsidiaries............................      39,465       --             --           (39,465)       --
                                              ----------  ------------  --------------  -----------  ------------
    Total costs and expenses................      93,361       955,440       116,041       (42,128)    1,122,714
                                              ----------  ------------  --------------  -----------  ------------
Earnings (loss) before extraordinary loss,
  income taxes and intercompany charges.....     (92,329)       55,464        10,194        39,465        12,794
Intercompany charges(1).....................     (74,103)       74,103        --            --            --
                                              ----------  ------------  --------------  -----------  ------------
Earnings (loss) before extraordinary loss
  and income taxes..........................     (18,226)      (18,639)       10,194        39,465        12,794
Income taxes(2).............................       5,525        22,973         4,634        --            33,132
                                              ----------  ------------  --------------  -----------  ------------
Earnings (loss) before extraordinary loss...     (23,751)      (41,612)        5,560        39,465       (20,338)
Extraordinary loss from early extinguishment
  of debt...................................      --            (3,413)       --            --            (3,413)
                                              ----------  ------------  --------------  -----------  ------------
Net earnings (loss).........................  $  (23,751) $    (45,025)   $    5,560     $  39,465    $  (23,751)
                                              ----------  ------------  --------------  -----------  ------------
                                              ----------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                   COMBINED       COMBINED
                                                       PARENT      GUARANTOR   NON-GUARANTOR
                                                       COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                                     -----------  -----------  --------------  -----------  ------------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..............................  $    34,801   $ (21,112)    $   (1,813)    $  22,925    $   34,801
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used for) operating
    activities--
    Equity in earnings of subsidiaries.............       22,925      --             --           (22,925)       --
    Extraordinary loss.............................        3,059      26,684         --            --            29,743
    Loss on Sale of Canadian operations............        7,000      --             --            --             7,000
    Depreciation and amortization..................        4,574      35,301         16,755        --            56,630
    Provision for losses on accounts receivable....      --           14,983            856        --            15,839
    Other, net.....................................        5,353      (1,697)          (344)       --             3,312
    Changes in operating assets and liabilities:
      Accounts receivable..........................      --         (143,875)       (21,091)       --          (164,966)
      Other current assets.........................       10,960      (8,939)        (8,344)       --            (6,323)
      Other current liabilities....................       38,152     (22,303)         8,379        --            24,228
      Income taxes payable.........................       30,654      (7,861)        (1,324)       --            21,469
                                                     -----------  -----------  --------------  -----------  ------------
  Net cash provided by (used for) operating
    activities.....................................      157,478    (128,819)        (6,926)       --            21,733
                                                     -----------  -----------  --------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net........................       (2,900)    (47,893)       (52,369)       --          (103,162)
  Acquisitions, net of cash acquired...............      --         (346,054)      (218,080)       --          (564,134)
  Proceeds (expenditures) from the sale and
    leaseback of property and equipment............      --           31,179         49,278        --            80,457
  Increase in long-term notes receivables..........      (38,392)     (5,590)       (13,449)       --           (57,431)
  Other asset expenditures.........................      (24,489)    (16,285)         4,923        --           (35,851)
                                                     -----------  -----------  --------------  -----------  ------------
    Net cash used for investing activities.........      (65,781)   (384,643)      (229,697)       --          (680,121)
                                                     -----------  -----------  --------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings........................    1,793,711       4,508         38,843        --         1,837,062
  Long-term debt repayments........................     (847,114)    (53,035)       (65,875)       --          (966,024)
  Repurchase of certain Regency debt...............      --         (182,070)        --            --          (182,070)
  Net proceeds from issuance of common stock.......        6,275      --             --            --             6,275
  Purchases of treasury stock......................         (505)     --             --            --              (505)
  Other financing activities.......................      (33,369)     --                (42)       --           (33,411)
  Intercompany advances............................   (1,014,502)    753,199        261,303        --            --
                                                     -----------  -----------  --------------  -----------  ------------
    Net cash provided by (used for) financing
      activities...................................      (95,504)    522,602        234,229        --           661,327
                                                     -----------  -----------  --------------  -----------  ------------
Effect of exchange rate on cash and cash
  equivalents......................................      --           --              3,201        --             3,201
                                                     -----------  -----------  --------------  -----------  ------------
Net increase (decrease) in cash and cash
  equivalents......................................       (3,807)      9,140            807        --             6,140
Cash and cash equivalents at beginning of period...        2,226      10,870          1,784        --            14,880
                                                     -----------  -----------  --------------  -----------  ------------
Cash and cash equivalents at end of period.........  $    (1,581)  $  20,010     $    2,591     $  --        $   21,020
                                                     -----------  -----------  --------------  -----------  ------------
                                                     -----------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     COMBINED       COMBINED
                                                         PARENT      GUARANTOR   NON-GUARANTOR
                                                         COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                                       -----------  -----------  --------------  -----------  ------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)................................   $  21,536    $   2,355     $    4,402     $  (6,757)   $   21,536
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used for) operating
    activities--
    Equity in earnings of subsidiaries...............      (6,757)      --             --             6,757        --
    Depreciation and amortization....................       3,614       25,911          4,292        --            33,817
    Provision for losses on accounts receivable......      --           14,699            271        --            14,970
    Litigation settlement............................      (4,750)      --             --            --            (4,750)
    Other, net.......................................         668       (2,927)           227        --            (2,032)
    Changes in operating assets and liabilities:
      Accounts receivable............................      --          (50,266)        (6,793)       --           (57,059)
      Other current assets...........................      (5,964)      (1,782)         1,050        --            (6,696)
      Other current liabilities......................       8,824       (6,344)           782        --             3,262
      Income taxes payable...........................      22,422         (620)         1,962        --            23,764
                                                       -----------  -----------  --------------  -----------  ------------
  Net cash provided by (used for) operating
    activities.......................................      39,593      (18,974)         6,193        --            26,812
                                                       -----------  -----------  --------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net..........................     (11,292)     (23,410)       (41,521)       --           (76,223)
  Acquisitions, net of cash acquired.................      --          (28,779)       (46,800)       --           (75,579)
  Investment in OmniCell Technologies, Inc...........     (25,332)      --             --            --           (25,332)
  Net proceeds from sale of SunSurgery Corporation...      --           24,828         --            --            24,828
  Proceeds from operations and sale of assets held
    for sale.........................................      --           (3,810)        --            --            (3,810)
  Proceeds (expenditures) from the sale and leaseback
    of property and equipment........................      --            8,766         25,837        --            34,603
  Increase in long-term notes receivables............      (9,188)         523         --            --            (8,665)
  Other asset expenditures...........................      (2,426)      (4,678)        (4,907)       --           (12,011)
                                                       -----------  -----------  --------------  -----------  ------------
    Net cash used for investing activities...........     (48,238)     (26,560)       (67,391)       --          (142,189)
                                                       -----------  -----------  --------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings..........................     101,678          955         34,522        --           137,155
  Long-term debt repayments..........................        (255)      (2,110)        (1,908)       --            (4,273)
  Net proceeds from issuance of common stock.........       1,582       --             --            --             1,582
  Purchases of treasury stock........................     (25,069)      --             --            --           (25,069)
  Other financing activities.........................      (1,835)          11             48        --            (1,776)
  Intercompany advances..............................     (58,583)      29,957         28,626        --            --
                                                       -----------  -----------  --------------  -----------  ------------
    Net cash provided by (used for) financing
      activities.....................................      17,518       28,813         61,288        --           107,619
                                                       -----------  -----------  --------------  -----------  ------------
  Effect of exchange rate on cash and cash
    equivalents......................................      --           --               (464)       --              (464)
                                                       -----------  -----------  --------------  -----------  ------------
  Net increase (decrease) in cash and cash
    equivalents......................................       8,873      (16,721)          (374)       --            (8,222)
  Cash and cash equivalents at beginning of period...      (6,647)      27,591          2,158        --            23,102
                                                       -----------  -----------  --------------  -----------  ------------
  Cash and cash equivalents at end of period.........   $   2,226    $  10,870     $    1,784     $  --        $   14,880
                                                       -----------  -----------  --------------  -----------  ------------
                                                       -----------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                           COMBINED       COMBINED
                                                PARENT     GUARANTOR   NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                              ----------  -----------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................  $  (23,751)  $ (45,025)    $    5,560     $  39,465    $  (23,751)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    for) operating activities--
    Equity in loss of subsidiaries..........      39,465      --             --           (39,465)       --
    Extraordinary loss......................      --           5,785         --            --             5,785
    Conversion expense......................      --           3,256         --            --             3,256
    Depreciation and amortization...........       1,646      23,545          2,543        --            27,734
    Provision for losses on accounts
      receivable............................      --          14,632             (9)       --            14,623
    Impairment loss.........................      --          59,000         --            --            59,000
    Other, net..............................      --          (2,220)        --            --            (2,220)
    Changes in operating assets and
      liabilities:
      Accounts receivable...................      --         (85,381)        (5,506)       --           (90,887)
      Other current assets..................      (1,651)      2,511            110        --               970
      Other current liabilities.............       4,543     (14,672)         3,795        --            (6,334)
      Income taxes payable..................       8,396       9,530            684        --            18,610
                                              ----------  -----------  --------------  -----------  ------------
  Net cash provided by (used for) operating
    activities..............................      28,648     (29,039)         7,177        --             6,786
                                              ----------  -----------  --------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................     (22,811)    (15,393)       (35,293)       --           (73,497)
  Acquisitions, net of cash acquired........      (9,638)      1,513        (65,916)       --           (74,041)
  Proceeds from operations and sale of
    assets held for sale....................      --          36,878         --            --            36,878
  Proceeds from the sale and leaseback of
    property and equipment..................      --          69,988         35,546        --           105,534
  Increase in long-term notes receivables...     (12,500)         21         --            --           (12,479)
  Other assets expenditures.................      (4,074)     (7,519)         1,424        --           (10,169)
                                              ----------  -----------  --------------  -----------  ------------
    Net cash provided by (used for)
      investing activities..................     (49,023)     85,488        (64,239)       --           (27,774)
                                              ----------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                                                           COMBINED       COMBINED
                                                PARENT     GUARANTOR   NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                              ----------  -----------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings.................     177,029       3,634          4,636        --           185,299
  Long-term debt repayments.................        (537)    (94,017)       (21,176)       --          (115,730)
  Repurchase of 11.75% Senior Subordinated
    Notes due 2002..........................      --         (89,370)        --            --           (89,370)
  Conversion of Convertible Subordinated
    Debentures due 2003.....................      --         (16,859)        --            --           (16,859)
  Net proceeds from issuance of common
    stock...................................       2,976      --             --            --             2,976
  Other financing activities................      (1,179)       (472)          (111)       --            (1,762)
  Intercompany advances.....................    (213,653)    145,351         68,302        --            --
                                              ----------  -----------  --------------  -----------  ------------
    Net cash provided by (used for)
      financing activities..................     (35,364)    (51,733)        51,651        --           (35,446)
                                              ----------  -----------  --------------  -----------  ------------
Effect of exchange rate on cash and cash
  equivalents...............................      --          --                798        --               798
                                              ----------  -----------  --------------  -----------  ------------
Net increase (decrease) in cash and cash
  equivalents...............................     (55,739)      4,716         (4,613)       --           (55,636)
Cash and cash equivalents at beginning of
  period....................................      49,092      22,875          6,771        --            78,738
                                              ----------  -----------  --------------  -----------  ------------
Cash and cash equivalents at end of
  period....................................  $   (6,647)  $  27,591     $    2,158     $  --        $   23,102
                                              ----------  -----------  --------------  -----------  ------------
                                              ----------  -----------  --------------  -----------  ------------

    Through various intercompany agreements entered into by the Company, the Guarantors and certain of the non-Guarantor subsidiaries, Sun provides management services, and acts on behalf of the Guarantors and certain of the non-Guarantor subsidiaries to make financing available for their operations. The Company charged the Guarantors for management services totaling $75.7 million, $82.7 million and $58.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company charged the non-Guarantor subsidiaries for management services totaling $1.5 million and $1.2 million for the years ended December 31, 1997 and 1996, respectively. Intercompany interest charged to the Guarantors for the years ended December 31, 1997, 1996 and 1995 for advances from the Company were $141.8 million, $30.6 million and $15.8 million, respectively. Intercompany interest charged to the non-Guarantor subsidiaries for the years ended December 31, 1997 and 1996 for advances from the Company was $2.7 million and $.6 million, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries in this Form 10-K and have issued our report thereon dated February 24, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed as Item 14(a)(ii) in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
February 24, 1998

                                                                     SCHEDULE II

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                        COLUMN C
                                                               ---------------------------
                                                   COLUMN B             ADDITIONS                         COLUMN E
                                                  -----------  ---------------------------   COLUMN D    -----------
                    COLUMN A                      BALANCE AT   CHARGED TO     CHARGED TO    -----------  BALANCE AT
------------------------------------------------   BEGINNING    COSTS AND   OTHER ACCOUNTS  DEDUCTIONS     END OF
DESCRIPTION                                        OF PERIOD    EXPENSES     DESCRIBE(1)     DESCRIBE      PERIOD
------------------------------------------------  -----------  -----------  --------------  -----------  -----------
                                                                            (IN THOUSANDS)
Year ended December 31, 1997:
Allowance for doubtful accounts.................   $  16,877    $  15,839     $   10,241     $  (8,524)   $  34,433
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
Year ended December 31, 1996:
Allowance for doubtful accounts.................   $  11,035    $  14,970     $    1,394     $ (10,522)   $  16,877
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
Year ended December 31, 1995:
Allowance for doubtful accounts.................   $   9,508    $  14,623     $      743     $ (13,839)   $  11,035
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------

------------------------

(1) Represents the allowance for doubtful accounts of acquired entities at the date of acquisition.