Form 10-K/A
period 1997-12-31
SUN HEALTHCARE GROUP INC
filed 1998-04-30
CIK 904978

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

GENERAL



    Sun Healthcare Group, Inc. ("Sun", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by deleting its responses to Items 10 through 14 contained in its original filing and replacing such sections with the following:


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



    The directors and executive officers of Sun as of April 28, 1998 were:



NAME                                                                  POSITION WITH SUN
------------------------------------------  ---------------------------------------------------------------------
Andrew L. Turner..........................  Chairman of the Board of Directors and Chief Executive Officer
Mark G. Wimer.............................  President, Chief Operating Officer and Director
Robert D. Woltil..........................  Chief Financial Officer and Director
Robert A. Levin...........................  Senior Vice President -- Rehabilitation Services and Director
Warren C. Schelling.......................  Senior Vice President -- Pharmaceutical Services and Director
M. Scott Athans...........................  Senior Vice President -- U.S. Inpatient Services
Julie Collins.............................  Senior Vice President -- Administrative Services
Thomas B. Hamilton........................  Senior Vice President -- Inpatient Operations, Europe
Robert F. Murphy..........................  Senior Vice President, General Counsel and Secretary
Kenneth C. Noonan.........................  Senior Vice President -- Business Development
Andrew P. Masetti.........................  Vice President -- Finance
William C. Warrick........................  Vice President, Corporate Controller
Warren H. McInteer........................  Vice President of Mergers and Acquisitions and Treasurer
John E. Bingaman..........................  Director
Zev Karkomi...............................  Director
Martin G. Mand............................  Director
Lois E. Silverman.........................  Director
James R. Tolbert, III.....................  Director
R. James Woolsey..........................  Director



    Set forth below are the names of the executive officers and directors of Sun and their ages as of April 28, 1998. The Board of Directors is divided into three classes elected for staggered terms. Each director holds office until the next annual meeting of stockholders at which the class of directors of which he is a member is elected or until his successor has been elected and qualified. The terms of Messrs. Bingaman, Mand, Tolbert and Woolsey expire in 1998, the terms of Messrs. Karkomi, Wimer and Schelling and Ms. Silverman expire in 1999, and the terms of Messrs. Turner, Levin and Woltil expire in 2000. The executive officers of Sun are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.



    Andrew L. Turner, age 51, is Chairman of the Board of Directors and Chief Executive Officer of Sun. Mr. Turner has served in each of these capacities for Sun since its formation and served as President of Sun from Sun's formation until September 1997. Mr. Turner is also the founder of Sun and has overseen the development of Sun's business since its inception in 1989. Mr. Turner was also a founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a healthcare services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of The Hillhaven Corporation ("Hillhaven"). Mr. Turner has over 20 years of experience in the long-term care industry. Mr. Turner is also a member of the Board of Directors of Watson Pharmaceuticals, Inc., a pharmaceutical products company, and of The Sports Club Company, Inc., an operator of sports and fitness clubs. See "Item 13 -- Certain Relationships and Related Transactions" for a description of certain relationships between the Company and Mr. Turner.



    Mark G. Wimer, age 44, became a director of Sun in 1993. Mr. Wimer became President and Chief Operating Officer in September 1997. Mr. Wimer had previously served as Senior Vice President for Inpatient Services from 1996 until September 1997. Mr. Wimer previously served as the President of SunRise Healthcare Corporation ("SunRise") from 1993 until 1995. From 1988 to 1993, Mr. Wimer was President and Chief Executive Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From 1984 through 1988, Mr. Wimer was Regional Vice President of Operations for Hillhaven and had responsibility for management of long-term care facilities for Hillhaven in Washington, Oregon, Idaho and Montana.



    Robert D. Woltil, age 43, became a director of Sun in 1996. Mr. Woltil became the Chief Financial Officer of Sun in 1996. From 1982 to 1996, Mr. Woltil served in various capacities for Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. From 1995 until 1996, Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly. From 1992 to 1995, Mr. Woltil was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President -- Financial Planning and Control for Beverly. Mr. Woltil is also a certified public accountant.



    Robert A. Levin, age 43, became a director of Sun in April 1993 and served as the Secretary of Sun from 1993 to 1996. Mr. Levin became the Senior Vice President for Rehabilitation Services in 1996. This position includes responsibility for all therapy services of Sun, including those of SunDance, Sun's rehabilitation therapy subsidiary. From January 1991 to December 1995, Mr. Levin was the President and Chief Operating Officer of SunDance. Previously Mr. Levin was Vice President of National Accounts for Medline Industries, Inc., a manufacturer and distributor of medical supplies.



    Warren C. Schelling, age 45, became a director of Sun in 1996. Mr. Schelling became the Senior Vice President for Pharmaceutical Services in 1996. This position includes responsibility for all of Sun's pharmaceutical operations, including those of SunScript, Sun's pharmacy subsidiary. From 1994 to 1995, Mr. Schelling was the President of SunScript. Prior to joining Sun, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc. a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from January 1993 to July 1994. From 1994 to 1994, Mr. Schelling also served as the Executive Vice President/ Pharmacy Services Officer at Diagnostek, Inc. From 1985 to 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.



    M. Scott Athans, age 52, became Senior Vice President -- Inpatient Services, U.S. in October 1997. This position includes responsibility for all of Sun's inpatient services, including those of SunRise, Sun's subsidiary responsible for operations at Sun's long term care facilities. Prior to joining Sun, Mr. Athans was Chief Operating Officer, and later Chief Executive Officer, of GranCare, Inc. in Atlanta, Georgia, where he directed four operating divisions, including skilled nursing facilities, pharmacies, management contracting and home care from 1993 to 1997. Formerly, he was Chief Operating Officer of Healthfield, Inc., a home healthcare company with operations in Georgia, Tennessee, Alabama, Massachusetts and Florida. He has also held positions as Chief Executive Officer of Georgia Baptist Medical Center in Atlanta and Senior Vice President and Regional Director for America Medical International.



    Julie Collins, age 50, became Senior Vice President -- Administrative Services in 1996. This position is responsible for overseeing corporate communications, human resources, risk management, training and corporate office facilities management. From 1994 to 1995, Ms. Collins was the Vice President Human Resources. Prior to joining Sun, Ms. Collins was the Vice President of Human Resources and Support Services for St. Joseph Health System in Atlanta, Georgia from 1993 to 1994. From 1991 to 1993, Ms. Collins had been the Vice President of SunRise. From 1990 to 1991, Ms. Collins was Director of Human Resources for Sheperd Spinal Center in Atlanta, Georgia.

    Thomas B. Hamilton, age 42, became Senior Vice President -- Inpatient Operations, Europe in July 1997. Mr. Hamilton has been Chief Executive Officer of Ashbourne PLC since 1987 and Chairman of the Board of Directors of Ashbourne PLC since 1997. From 1983 to 1987, Mr. Hamilton held various positions, most recently Main Board Director, with Stakis plc.



    Robert F. Murphy, age 44, became Senior Vice President and the General Counsel of Sun in 1995 and Secretary of Sun in 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, most recently as Vice President and Associate General Counsel. Previously Mr. Murphy was in private practice beginning in 1978.



    Kenneth C. Noonan, age 42, became Senior Vice President -- Business Development in July 1997. Prior to joining Sun, Mr. Noonan was Vice President of Managed Care and Business Development for Manor Care, Inc. from 1994 to June 1997, Vice President of Western Operations for Option Care, Inc. from 1992 to 1994, a founder of Disease Management Home IV Therapy Company from 1990 to 1992 and Western Region Manager for McGaw, Inc. from 1983 to 1990.



    Andrew P. Masetti, age 40, became Vice-President -- Finance in October 1997. From June 1997 to October 1997, Mr. Masetti was a Financial Manager of Sun. Prior to joining Sun, Mr. Masetti was Divisional Chief Financial Officer of Harte-Hanks from 1996 to April 1997, Chief Financial Officer of Vista Healthcare from 1995 to 1996, Chief Financial Officer of Diagnostek from 1994 to 1995, and he held various financial management positions with Martin Marietta/General Electric from 1979 to 1994.



    Warren H. McInteer, age 39, became Vice President of Mergers & Acquisitions in 1995. Mr. McInteer became the Treasurer of Sun in 1996. Prior to joining Sun, Mr. McInteer was the Vice President of Financial Planning for Continental Medical Systems ("Continental") in Mechanicsburg, Pennsylvania, from 1993 to 1995. From 1985 to 1993, Mr. McInteer was a management consultant for Price Waterhouse working from offices in Baltimore, London and Philadelphia.



    William C. Warrick, age 35, became Vice President, Corporate Controller in 1994. From 1991 to 1994, Mr. Warrick directed financial reporting for Continental. From 1990 to 1991, Mr. Warrick held a similar position with McCrory Stores, a retail chain store company. Previously Mr. Warrick was an accountant with KPMG Peat Marwick. Mr. Warrick is a certified public accountant.



    John E. Bingaman, age 51, became a director of Sun in 1993. Mr. Bingaman also served as a consultant to the Company from 1994 to 1996. Since 1993, Mr. Bingaman has been Vice President of BKS Properties. From 1993 to 1994, Mr. Bingaman was the President of Four Seasons Healthcare Management, Inc., which was the Company's subsidiary that managed certain long-term care facilities through management contracts. Between 1984 and 1993, Mr. Bingaman was Chief Executive Officer of Honorcare Corporation ("Honorcare"), a provider of long-term care services, responsible for the overall management and strategic planning of Honorcare. Mr. Bingaman has over 25 years of experience in the long-term care industry. See "Item 13 -- Certain Relationships and Related Transactions" for a description of certain relationships between the Company and Mr. Bingaman.



    Zev Karkomi, age 74, became a director of Sun in 1993. Mr. Karkomi has over 25 years of experience in the real estate business, with a primary emphasis on properties owned and leased to long-term healthcare operators. He has served as President of Karell Capital Ventures, Inc., a corporation involved in the acquisition, sale, leasing and management of long-term care facilities, since 1980. Mr. Karkomi also serves as the President of Zevco Enterprises, Inc. and Executive Vice President and Chairman of the Board of Progressive Health Group, Inc., real estate investment companies. Mr. Karkomi also serves as Honorary Co-Chairman of the Board of Directors of LTC Properties, Inc. See "Item 13 -- Certain Relationships and Related Transactions" for a description of certain relationships between the Company and Mr. Karkomi.



    Martin G. Mand, age 61, became a director of Sun in 1996. Since 1995, Mr. Mand has been Chairman, President and Chief Executive Officer of Mand Associates, Limited, a financial consulting, speaking and writing firm. Mr. Mand was previously Executive Vice President and Chief Financial Officer of Northern Telecom, Ltd., a global manufacturer of telecommunications equipment, from 1990 to 1994. Mr. Mand also previously served as Vice President and Treasurer of E.I. du Pont de Nemours & Co., a chemical, allied products and energy company. Mr. Mand also serves on the Board of Directors of the Fuji Bank and Trust Company.



    Lois E. Silverman, age 57, became a director of Sun in 1995. Ms. Silverman is a director of CONCENTRA Managed Care Inc., a publicly owned provider of services to reduce the costs of workers' compensation, automobile, disability and health insurance claims. Ms. Silverman was a co-founder of and served as the Chairman of the Board of CRA Managed Care, Inc. from 1994 to September 1997 and as its Chief Executive Officer from 1988 to 1995. Ms. Silverman is the President of the Commonwealth Institute, a nonprofit organization she established in 1997 for the advancement of women entrepreneurs. Ms. Silverman is also a director of CareGroup and Immunetics, a member of the Dean's Council of the Harvard School of Public Health, an overseer at Tufts University Medical School and a Trustee at the Hebrew Rehabilitation Center for the Aged and at Simmons College.



    James R. Tolbert, III, age 62, became a director of Sun in 1995. Mr. Tolbert has served as the Chairman, President, Chief Executive Officer and Treasurer of First Oklahoma Corporation, a holding company, since 1986. Mr. Tolbert has over 15 years of experience in the nursing home industry. In addition, Mr. Tolbert is a member of the Board of Directors of Bonray Drilling Corporation, a corporation engaged in domestic onshore contract drilling of oil and gas wells.



    R. James Woolsey, age 56, became a director of Sun in 1995. Mr. Woolsey has been a partner in the law firm of Shea & Gardner since January 1995, where he previously had been a partner from 1980 to 1989 and from 1991 to 1993. From 1993 to 1995, Mr. Woolsey served as the Director of Central Intelligence for the United States government. From 1989 to 1991, Mr. Woolsey was the Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe. In addition, Mr. Woolsey is a member of the Board of Directors of USF&G Corp., an insurance holding company, and Yurie Systems, Inc., a network communications company. See "Item 13 -- Certain Relationships and Related Transactions" for a description of certain relationships between the Company and Mr. Woolsey.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules promulgated thereunder require Sun's directors and executive officers and persons who own more than ten percent of Sun's common stock, par value $.01 per share (the "Sun Common Stock"), to report their ownership and changes in their ownership of Sun Common Stock to the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Copies of such reports must also be furnished to Sun.



    Based solely on a review of the copies of such reports and amendments thereto received by Sun, or written representations from certain reporting persons, Sun believes that during 1997 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met with the exception of (i) Andrew P. Masetti, whose Form 3 was filed one week late due to an oversight, and (ii) Thomas Hamilton, who reported one transaction reportable on Form 4 one month late due to an oversight.



ITEM 11. EXECUTIVE COMPENSATION



SUMMARY COMPENSATION TABLE



    The following table provides information concerning the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries for the fiscal years shown of those persons who were, during the latest fiscal year, (i) the chief executive officer and
(ii) the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") :



                                                                                        LONG-TERM
                                                                                   COMPENSATION AWARDS
                                                                              ------------------------------
                                                      ANNUAL COMPENSATION        RESTRICTED      SECURITIES
                                                   -------------------------        STOCK        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR       SALARY($)     BONUS($)     AWARDS($)(1)     OPTIONS(#)   COMPENSATION($)
--------------------------------------  ---------  -------------  ----------  -----------------  -----------  ----------------
Andrew L. Turner .....................       1997  $  537,312     $  550,000    $   5,409,625        --         $   5,771(2)
  Chief Executive Officer                    1996     500,000        250,000         --              --             3,795
                                             1995     500,000         --             --             100,000         2,321

Mark G. Wimer ........................       1997     367,387        255,000        2,712,500        --             1,503(3)
  President and Chief Operating              1996     322,516        125,000         --              15,000         1,770
  Officer                                    1995     281,261        125,000         --              15,000           720

Robert D. Woltil .....................       1997     374,428        240,000        1,443,750        --               870(4)
  Chief Financial Officer                    1996     296,164(5)     125,000         --              25,000           503

Robert A. Levin ......................       1997     341,193        138,000        2,668,750        --             1,503(6)
  Senior Vice President-Rehabilitation       1996     330,202         --             --              15,000         1,554
  Services                                   1995     281,261        125,000         --              15,000         1,556

Robert F. Murphy .....................       1997     267,469        108,000        1,299,625        --               685(7)
  Senior Vice President, General             1996     260,000        100,000         --              --               457
  Counsel and Secretary                      1995      35,000(8)      --             --              10,000          --


------------------------


(1) Restricted stock awards are valued at the Company's closing stock price on the date of grant. Dividends, if any, would be paid on restricted shares at the same rate paid to all stockholders. The Named Executive Officers held the following shares of restricted stock valued at December 31, 1997 at a closing price of $19.375 per share:



                                                                            MARKET VALUE
                                                         NUMBER OF SHARES   AT 12/31/97
                                                         -----------------  ------------
Mr. Turner.............................................         251,000      $4,863,125
Mr. Wimer..............................................          99,200       1,922,000
Mr. Woltil.............................................          52,800       1,023,000
Mr. Levin..............................................          97,600       1,891,000
Mr. Murphy.............................................          47,200         914,500



(2) Consists of $236 of matching contributions under the Company's 401(k) Plan and the payment of $5,535 of life insurance premiums.



(3) Consists of $236 of matching contributions under the Company's 401(k) Plan and the payment of $1,267 of life insurance premiums.



(4) Consists of $236 of matching contributions under the Company's 401(k) Plan and the payment of $634 of life insurance premiums.



(5) Salary for 1996 represents amounts paid to Mr. Woltil in 1996 after the commencement of his employment by the Company in February 1996. Mr. Woltil's annualized salary for 1996 would have been $350,000.



(6) Consists of $236 of matching contributions under the Company's 401(k) Plan and the payment of $1,267 of life insurance premiums.

(7) Consists of $236 of matching contributions under the Company's 401(k) Plan and the payment of $449 of life insurance premiums.



(8) Salary for 1995 represents amounts paid to Mr. Murphy in 1995 after the commencement of his employment by Sun in November 1995. Mr. Murphy's annualized salary for 1995 would have been $260,000.



OPTION GRANTS IN LAST FISCAL YEAR



    None of the Named Executive Officers were granted stock options during the year ended December 31, 1997.



FISCAL YEAR-END OPTION VALUES



    Set forth in the table below is information concerning the value of stock options held as of December 31, 1997 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 1997.



                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                    OPTIONS-AT-YEAR-END(#)    OPTIONS-AT-YEAR-END($)(1)
                                                  --------------------------  --------------------------
NAME                                              EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------------------------------  -----------  -------------  -----------  -------------
Andrew L. Turner................................     100,000        100,000    $  --        $   --
Mark G. Wimer...................................      38,000         25,000      240,625         62,500
Robert D. Woltil................................       8,334         16,666       58,338        116,662
Robert A. Levin.................................      38,000         25,000      240,625         62,500
Robert F. Murphy................................      --             10,000       --             98,750


------------------------


(1) Based on the closing price of the Common Stock, as reported on the New York Stock Exchange, at December 31, 1997, which was $19.375 per share.



NON-EMPLOYEE DIRECTOR COMPENSATION



    Non-employee directors of the Company are entitled to receive an annual fee of $24,000, which is payable in four equal quarterly installments. In addition, each Chairperson of a committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. Effective April 11, 1997, non-employee directors and Committee Chairpersons have the election of receiving (i) the entire annual retainer and Committee Chairpersons fees, if applicable, in cash, or (ii) one-half of the retainer and Committee Chairperson fees, if applicable, in cash and the remaining one-half in the form of restricted common stock awards. If restricted stock is elected, for every dollar of cash given up, the recipient will receive restricted stock worth $1.10.



    Prior to April 11, 1997, non-employee directors were also entitled to receive fees of $1,200 for each Board of Directors meeting attended in person, $500 for each Board of Directors meeting attended by telephone and $500 for each Committee meeting of the Board of Directors attended in person or by telephone, plus reimbursement of out-of-pocket expenses for attendance at such meetings. Effective April 11, 1997, the fee for the first Board of Directors meeting or Committee meeting attended in person by a non-employee director in a single day was increased to $1,750. Directors are entitled to an additional $500 for each subsequent meeting attended that same day. The fees for any meetings that are attended by telephone are $500. In addition, pursuant to the 1997 Non-Employee Directors' Stock Plan, (i) non-employee directors already serving on the Board of Directors are awarded annually 2,000 shares of restricted common stock and non-qualified stock options to purchase 4,000 shares of common stock and (ii) non-employee directors who are elected to the Board of Directors for the first time or after a period of not serving on the Board of Directors receive one-time awards of 5,000 shares of restricted common stock and non-qualified stock options to purchase 10,000 shares of common stock.



EMPLOYMENT AGREEMENT



    The Company entered into an employment agreement dated as of June 2, 1993 with Mr. Turner (the "Employment Agreement") that initially provided Mr. Turner with an annual salary of $375,000 and an annual bonus, not exceeding $250,000 per year, pursuant to a formula established by the Compensation Committee. Mr. Turner's annual salary was increased in April 1994 to $500,000 and remained at that level for 1995 and 1996. Pursuant to the Employment Agreement, Mr. Turner is restricted from disclosing confidential information that has been obtained by him or disclosed to him as a result of his employment with the Company. In addition, during the term of his employment by the Company and for a period of two years thereafter, Mr. Turner is prohibited from competing with the Company or any of its affiliates, soliciting the business of any patient or customer of the Company or any of its affiliates, and soliciting for employment any of the employees of the Company or any of its subsidiaries. The Employment Agreement terminates after the expiration of five years, upon death or total disability of Mr. Turner, upon Mr. Turner reaching mandatory retirement age under any retirement policy adopted by the Company, by mutual agreement of Mr. Turner and the Company, upon dissolution and liquidation of the Company, at Mr. Turner's election without cause upon six months' notice, or upon notice by the Company to Mr. Turner for cause.



    The Company and Mr. Turner are currently in the process of renewing Mr. Turner's Employment Agreement,which shall become effective on or before the expiration of the current Employment Agreement. Mr. Turner's annual base salary rate was recently increased by the Compensation Committee to $700,000 effective April 1, 1998. Thereafter, his annual base salary shall increase in increments of $150,000 on each of April 1, 1999 and April 1, 2000.



SEVERANCE AGREEMENTS



    The Company has entered into severance agreements (the "Severance Agreements") with certain executive officers, including the Named Executive Officers. Each Severance Agreement provides that in the event of the "involuntary termination" of the executive, he or she will be entitled to receive any accrued but unpaid salary plus a pro rata portion of annual bonus. An "involuntary termination" is defined as a termination by the Company for reasons other than an executive's disability that do not constitute "cause" or an executive's resignation for "good reason." In addition, the executive will be entitled to a severance payment equal to two times salary at the rate in effect at the time of the executive's involuntary termination, or, in the event that such termination occurs within two years following a change in control of the Company (as defined below), a severance payment equal to three times salary at the rate then in effect. The executive will continue to receive health and other benefits for a period of two years following his or her involuntary termination (or for a period of three years in the event that such termination occurs following a change in control of the Company). The Severance Agreements also provide for a gross-up payment to be made to the executives, if necessary to eliminate the effects of the imposition of the excise tax under Section 280G of the Code on the payments made thereunder. The Severance Agreements contain identical noncompetition and nondisclosure covenants, except that the noncompetition covenant in Mr. Turner's Severance Agreement follows the noncompetition covenant in his Employment Agreement. See "--Employment Agreement" for a description of this provision.



    For purposes of the Severance Agreements, "change in control" is generally defined as (i) the acquisition by a person or group of beneficial ownership representing 33 1/3% of the Company's then outstanding voting stock, (ii) stockholder approval of a merger or consolidation of the Company other than a merger or consolidation in which the voting securities of the Company outstanding immediately prior thereto continues to represent at least 66 2/3% of the combined voting power of the surviving entity's outstanding voting securities, (iii) under certain conditions, a change in the majority of the Board of

Directors of the Company, or (iv) stockholder approval of a reorganization of the Company or a sale of substantially all of the Company's assets.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS



    At the beginning of the 1997 fiscal year, the Compensation Committee was comprised of three members, Lois E. Silverman, Martin G. Mand and R. James Woolsey, all non-employee members of the Board of Directors. In June 1997, Mr. Woolsey was replaced by James R. Tolbert, III, also a non-employee member of the Board of Directors. None of these directors were employees of the Company.



    Mr. Woolsey, in his capacity as a partner in the law firm of Shea & Gardner, provided certain legal services to the Company in 1997. The Company believes the terms of such relationship are as favorable to the Company as that which could have been obtained from a non-affiliated party in an arm's-length relationship. However, the Company's contractual relationship with a member of the Board of Directors creates the potential for a conflict of interest.



    No executive officer of the Company during the last fiscal year served as a member of a compensation committee or director of another entity in a situation in which an executive officer of such other entity served as a member of the Company's Compensation Committee.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



EQUITY OWNERSHIP OF MANAGEMENT



    The following table and footnotes set forth certain information regarding the beneficial ownership of Sun Common Stock as of March 15, 1998 by (i) each director, (ii) the five executive officers named in the Summary Compensation Table in Item 11 above and (iii) all directors and executive officers of the Company as a group:



                                               SHARES
                                            BENEFICIALLY     PERCENT OF
NAME OF BENEFICIAL OWNER                      OWNED(1)       CLASS(1)(%)
----------------------------------------  ----------------   -----------
Andrew L. Turner........................  6,898,712(2)             13.9%
John E. Bingaman........................    185,104(3)(12)            *
Zev Karkomi.............................     86,454(4)(12)            *
Robert A. Levin.........................    173,727(5)(12)            *
Martin G. Mand..........................      3,854(6)(12)            *
Robert F. Murphy........................     48,742(12)               *
Warren C. Schelling.....................     66,041(7)(12)            *
Lois E. Silverman.......................      5,204(8)(12)            *
James R. Tolbert, III...................      4,064(8)(12)            *
Mark G. Wimer...........................    157,600(9)(12)            *
Robert D. Woltil........................     76,944(10)(12)           *
R. James Woolsey........................      3,500(11)(12)           *
All directors and executive officers as
  a group (19 persons, including those
  named above)..........................  7,794,835(13)            15.6%


------------------------


   * Less than 1%



 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Sun Common Stock subject to options currently exercisable, or exercisable within 60 days of March 15, 1998, are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Sun Common Stock beneficially owned.



 (2) Includes 153,000 shares of Sun Common Stock owned by the Turner Children's Trust, 26,024 shares of Sun Common Stock held by the Andrew and Nora Turner Trust and 263,645 shares of Sun Common Stock owned by the Turner Family Foundation (Mr. Turner disclaims beneficial ownership of these shares). Also includes currently exercisable options to purchase 200,000 shares of Sun Common Stock.



 (3) Includes currently exercisable options to purchase 42,500 shares of Sun Common Stock.



 (4) Includes 200 shares owned by Mr. Karkomi's grandson. Mr. Karkomi disclaims beneficial ownership of these shares. Also includes currently exercisable options to purchase 42,500 shares of Sun Common Stock.



 (5) Includes 3,000 shares owned by Mr. Levin and his wife, as to which Mr. Levin has shared voting and investment power. Also includes currently exercisable options to purchase 53,000 shares of Sun Common Stock.



 (6) Includes currently exercisable options to purchase 2,500 shares of Sun Common Stock.



 (7) Includes 2,000 shares owned by Mr. Schelling and his wife, as to which Mr. Schelling has shared voting and investment power. Also includes currently exercisable options to purchase 13,334 shares of Sun Common Stock.



 (8) Includes currently exercisable options to purchase 2,250 shares of Sun Common Stock.



 (9) Includes currently exercisable options to purchase 53,000 shares of Sun Common Stock.



 (10) Includes 5,000 shares owned by Mr. Woltil and his wife, as to which Mr. Woltil has shared voting and investment power. Also includes currently exercisable options to purchase 16,667 shares of Sun Common Stock.



 (11) Includes currently exercisable options to purchase 2,250 shares of Sun Common Stock.



 (12) Includes restricted shares awarded under the Company's 1997 Stock Incentive Plan and 1997 Non-Employee Directors' Plan which may be subject to a substantial risk of forfeiture. The number of restricted shares included for each person listed above as having restricted shares is as follows: Mr. Turner -- 200,800; Mr. Bingaman -- 2,301; Mr. Karkomi -- 2,301; Mr. Levin -- 73,200; Mr. Mand -- 2,301; Mr. Murphy -- 35,400; Mr.
      Schelling -- 34,800; Ms. Silverman -- 2,352; Mr. Tolbert -- 2,282; Mr. Wimer -- 74,400; Mr. Woltil -- 39,600; and Mr. Woolsey -- 2,000.



 (13) Includes an aggregate of 457,753 shares of Sun Common Stock issuable upon the exercise of options that are currently exercisable or subject to vesting within 60 days of March 15, 1998. Also includes an aggregate of 518,537 restricted shares awarded under the 1997 Stock Incentive Plan and 1997 Non-Employee Directors' Plan which may be subject to a substantial risk of forfeiture.

EQUITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS



    The following table and footnotes set forth certain information with respect to each person believed by the Company to be the beneficial owner of more than five percent of Sun Common Stock as of March 15, 1998:



                                                                    SHARES
                                                                 BENEFICIALLY      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNED(1)        CLASS(1)(%)
-------------------------------------------------------------  -----------------  -------------
Andrew L. Turner ............................................       6,898,712(2)         13.9%
  Sun Healthcare Group, Inc.
  101 Sun Avenue, N.E.
  Albuquerque, New Mexico 87109

Tweedy, Browne Company LLC ..................................       3,057,159(3)          6.2%
TBK Partners, L.P.
Vanderbilt Partners, L.P.
  52 Vanderbilt Avenue
  New York, New York 10017

The Crabbe Huson Group, Inc. ................................       2,756,600(4)          5.6%
  121 SW Morrison, Suite 1400
  Portland, Oregon 97204


------------------------


(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Sun Common Stock subject to options currently exercisable, or exercisable within 60 days of March 15, 1998, are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Sun Common Stock beneficially owned.



(2) Includes 153,000 shares of Sun Common Stock owned by the Turner Children's Trust, 26,024 shares of Sun Common Stock held by the Andrew and Nora Turner Trust and 263,645 shares of Sun Common Stock owned by the Turner Family Foundation (Mr. Turner disclaims beneficial ownership of these shares). Also includes 200,800 restricted shares awarded under the Stock Incentive Plan which may be subject to a substantial risk of forfeiture and currently exercisable options to purchase 200,000 shares of Sun Common Stock.



(3) Based on a Schedule 13D filed with the Commission on January 9, 1998. Consists of sole voting power over all of the shares and sole dispositive power over 239,215 of the shares and shared dispositive power over 2,817,944 of the shares.



(4) Based on a Schedule 13G filed with the Commission on February 6, 1998. Consists entirely of shared voting and dispositive power.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    Mr. Turner, the Chief Executive Officer of the Company, guarantees the Company's obligations under a lease for a nursing home in Connecticut. Mr. Turner is the guarantor of subleases on three facilities in Illinois, the sublessor of which is a company co-owned by Mr. Karkomi. Mr. Karkomi's company, in turn, is the guarantor of the master lease. Mr. Turner also guarantees the Company's obligations under one facility lease in Washington.



    From time to time, the Company incurred costs on behalf of and engaged in various transactions with Mr. Turner with respect to personal automobiles and home furnishings, resulting in indebtedness totaling $140,991. In 1997, Mr. Turner repaid such amount in full, together with interest at an average rate of 6.4%.

    Kenneth C. Noonan, Senior Vice President--Business Development, is indebted to the Company in the amount of $380,000 at an interest rate of 8%. The Company entered into a short-term loan with Mr. Noonan for this amount in connection with his relocation in 1997 to the Company's headquarters in Albuquerque.



    Mr. Woolsey, in his capacity as a partner in the law firm of Shea & Gardner, provided certain legal services to the Company in 1997.



    As of December 31, 1997, the Company's nursing home subsidiary, SunRise Healthcare Corporation ("SunRise"), was a lessee or sublessee of 57 facilities from partnerships or corporations in which Mr. Karkomi was a general partner, stockholder or director. These arrangements were entered into from February 1989 to June 1997, with varying lease terms. Approximately 50% of the facilities are under ten-year terms. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $18.3 million in 1997.



    As of December 31, 1997, SunRise was a lessee or assignee of seven facilities from partnerships in which Mr. Bingaman had an equity interest of greater than ten percent. Each of these lease arrangements was entered into prior to the closing of the acquisition of Honorcare. All of the leases commenced on July 13, 1993 and terminate in 2001. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $2.2 million in 1997. In January and February 1998, Mr. Bingaman sold his partnership interests that leased five of these facilities.



    The Company believes the terms of all of the foregoing transactions are as favorable to the Company as those that could have been obtained from non-affiliated parties in arm's-length transactions. However, the Company's contractual relationship with entities affiliated with members of the Board of Directors creates the potential for conflicts of interest.

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

   2.9(20)        Agreement and Plan of Merger, dated as of July 26, 1997, among Sun, Sunreg Acquisition Corp. and
                    Regency Health Services, Inc.

   2.10(25)       Amendment No. 4 to the Agreement and Plan of Merger and Reorganization dated as of February 17,
                    1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation

   2.11(25)       Amendment No. 3 to the Agreement and Plan of Merger and Reorganization dated as of February 17,
                    1997 among Sun, Contour Medical, Inc. and Nectarine Acquisition Corporation

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

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
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
                    ("Sublessee") (Lease attached as Exhibit)

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
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

  10.19(3)        Lease Agreement dated as of July 13, 1993, by and between Golden Age Associates ("Lessor") and
                    Honorcare Corporation ("Lessee") (Golden Age)

  10.20(3)        Lease Agreement dated as of July 13, 1993, by and between July Associates III ("Lessor") and
                    Honorcare Corporation ("Lessee") (High Plains)

  10.21(7)        Lease Agreement dated as of July 30, 1993 between Zev Karkomi, Thunderbird Associated Limited
                    Partnership and SunRise Healthcare Corporation

  10.22(7)        Lease Agreement dated as of September 22, 1993, as amended, between Carlinville Associates and
                    SunRise Healthcare Corporation

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
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

  10.38(14)       Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and SunRise Healthcare Corporation for Oaks Health & Rehabilitation Center.

  10.39(14)       Lease Agreement dated July 1, 1996 between Oak/Jones, Inc. and SunRise Healthcare Corporation for Jones Health & Rehabilitation Center.

  10.40(15)       Sub-Sublease Agreement, dated as of August 22, 1996, by and between Yuba Nursing Homes, Inc.
                    ("Lessor") and SunRise Healthcare Corporation ("Lessee").

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
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

  10.54(9)        First Amendment to Sun 1992 Director Stock Option Plan

  10.55(1)        Sun 1993 Combined Incentive and Nonqualified Stock Option Plan

  10.56(1)        Sun 1993 Directors Stock Option Plan

  10.57(9)        Amendments to Sun 1993 Combined Incentive and Nonqualified Stock Option Plan

  10.58(13)       Sun 1995 Non-Employee Directors' Stock Option Plan

 EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBITS
----------------  ------------------------------------------------------------------------------------------------
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


 *  Previously filed.


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


(25) Incorporated by reference from exhibits to the Company's Form 8-K dated April 3, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SUN HEALTHCARE GROUP, INC.

                                By:  /s/ ROBERT D. WOLTIL
                                     -----------------------------------------
                                     Robert D. Woltil
                                     CHIEF FINANCIAL OFFICER

April 27, 1998