Form 10-Q
period 1998-03-31
SUN HEALTHCARE GROUP INC
filed 1998-05-15
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1998

                                          or

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

          Yes   X                                            No
             -------                                           --------

      As of May 6, 1998, there were 49,607,942 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SUN HEALTHCARE GROUP, INC.

                                        INDEX


                    FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
--------------------------------------------------------------------------------


                            PART I.  FINANCIAL INFORMATION


                                                                    Page Numbers
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                             3-4

          Consolidated Statement of Earnings
          For the three months ended March 31, 1998 and 1997               5

          Consolidated Statements of Cash Flows
          For the three months ended March 31, 1998 and 1997               6-7

          Notes to the Consolidated Financial Statements                   8-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    16-32


                              PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                33

Item 6.   Exhibits and Reports on Form 8-K                                 33

Signatures                                                                 34


                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)


                                                                            As of March 31,                As of December 31,
                                                                            --------------                 ------------------
                               ASSETS                                            1998                            1997
                                                                            --------------                 ------------------
                                                                                   (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                                  $    1,113                         $   21,020
     Accounts receivable, net of allowance for doubtful accounts
          of $36,620 and $34,433 as of March 31, 1998 and                          601,120                            523,161
          December 31, 1997, respectively
     Other receivables                                                              53,710                             33,550
     Prepaids and other assets                                                      50,941                             38,440
     Deferred tax assets                                                             8,621                             16,546
                                                                            --------------                 ------------------
          Total current assets                                                     715,505                            632,717
                                                                            --------------                 ------------------

Property and equipment, net                                                        654,971                            631,102
Goodwill, net                                                                    1,035,181                          1,030,893
Notes receivable                                                                    97,919                             91,062
Other assets                                                                       179,692                            171,898
Deferred tax assets                                                                  4,718                             21,564
                                                                            --------------                 ------------------
          Total assets                                                          $2,687,986                         $2,579,236
                                                                            --------------                 ------------------
                                                                            --------------                 ------------------


(Continued on next page)

               SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                (UNAUDITED)


                                                                           As of March 31,                 As of December 31,
                                                                           ---------------                 ------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                           1998                              1997
                                                                           ---------------                 ------------------
                                                                                   (In thousands, except share data)
Current liabilities:
     Current portion of long-term debt                                          $   54,013                         $   56,817
     Current portion of obligations under capital leases                             2,260                              2,054
     Accounts payable                                                               59,389                             61,873
     Accrued compensation and benefits                                             101,148                             78,960
     Accrued interest                                                               14,306                             20,451
     Accrued self-insurance obligations                                             35,907                             34,354
     Other accrued liabilities                                                      74,597                             71,183
     Income taxes payable                                                               --                                 --
                                                                           ---------------                 ------------------
         Total current liabilities                                                 341,620                            325,692
                                                                           ---------------                 ------------------
Long-term debt, net of current portion                                           1,558,343                          1,488,861
Obligations under capital leases, net of current portion                            80,022                             79,110
Other long-term liabilities                                                         41,915                             42,428
Deferred tax liabilities                                                             9,963                              9,807
                                                                           ---------------                 ------------------
         Total liabilities                                                       2,031,863                          1,945,898
                                                                           ---------------                 ------------------
Minority interest                                                                   16,573                             16,285

Commitments and contingencies                                                           --                                 --

Stockholders' equity:
     Preferred stock of $.01 par value, authorized 5,000,000 shares,
          none issued                                                                   --                                 --
     Common stock of $.01 par value, authorized 100,000,000 shares,
          51,716,655 and 51,697,914 shares issued and outstanding
          as of March 31, 1998 and December 31, 1997, respectively                     517                                517
     Additional paid-in capital                                                    638,324                            639,637
     Retained earnings                                                              75,501                             57,114
     Accumulated other comprehensive income                                          5,391                              1,766
                                                                           ---------------                 ------------------
                                                                                   719,733                            699,034
                                                                           ---------------                 ------------------
        Less:
           Unearned compensation                                                    12,952                             14,203
           Common stock held in treasury, at cost, 2,122,701 and
                2,053,207 shares as of March 31, 1998 and December 31,
                1997, respectively                                                  26,931                             25,574
           Grantor stock trust, at market, 2,163,747 and 2,178,315
                shares as of March 31, 1998 and December 31, 1997,
                respectively                                                        40,300                             42,204
                                                                           ---------------                 ------------------
          Total stockholders' equity                                               639,550                            617,053
                                                                           ---------------                 ------------------
          Total liabilities and stockholders' equity                            $2,687,986                         $2,579,236
                                                                           ---------------                 ------------------
                                                                           ---------------                 ------------------


          The accompanying notes are an integral part of these consolidated balance sheets.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                                    (UNAUDITED)


                                                                                     For the Three Months Ended March 31,
                                                                                     ------------------------------------
                                                                                         1998                     1997
                                                                                       --------                 --------
                                                                                     (In thousands, except per share data)
Total net revenues                                                                     $741,490                 $398,636
                                                                                       --------                 --------
Costs and expenses:

     Operating                                                                          608,585                  327,903
     Corporate general and administrative                                                39,301                   18,447
     Provision for losses on accounts receivable                                          6,013                    3,194
     Depreciation and amortization                                                       20,474                   11,641
     Interest, net                                                                       35,140                   11,324
                                                                                       --------                 --------
          Total costs and expenses                                                      709,513                  372,509
                                                                                       --------                 --------
Earnings before income taxes                                                             31,977                   26,127

Income taxes                                                                             13,590                   10,190
                                                                                       --------                 --------
     Net earnings                                                                      $ 18,387                 $ 15,937
                                                                                       --------                 --------
                                                                                       --------                 --------

Net earnings per common and common equivalent share:

     Net earnings:
          Basic                                                                        $   0.39                 $   0.35
                                                                                       --------                 --------
                                                                                       --------                 --------
          Diluted                                                                      $   0.37                 $   0.33
                                                                                       --------                 --------
                                                                                       --------                 --------

Weighted average number of common and common equivalent shares outstanding:

          Basic                                                                          46,905                   46,119
                                                                                       --------                 --------
                                                                                       --------                 --------
          Diluted                                                                        52,381                   51,352
                                                                                       --------                 --------
                                                                                       --------                 --------


         The accompanying notes are an integral part of these consolidated financial statements.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)


                                                                                      For the Three Months Ended March 31,
                                                                                      ------------------------------------
                                                                                           1998                     1997
                                                                                       --------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (In thousands)
     Net earnings                                                                      $ 18,387                $  15,937
     Adjustments to reconcile net earnings to net cash
          provided by (used for) operating activities -
          Depreciation and amortization                                                  20,474                   11,641
          Provision for losses on accounts receivable                                     6,013                    3,194
          Other, net                                                                      2,086                     (272)
          Changes in operating assets and liabilities:
               Accounts receivable                                                      (85,499)                 (25,105)
               Other current assets                                                     (21,638)                   6,730
               Other current liabilities                                                 12,252                   18,924
               Income taxes payable                                                      12,175                    9,988
                                                                                       --------                ---------
               Net cash provided by (used for) operating activities                     (35,750)                  41,037
                                                                                       --------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                          (24,829)                 (13,113)
     Acquisitions, net of cash acquired                                                  (7,339)                (166,832)
     Proceeds from sale and leaseback of property and equipment                              --                   32,138
     Increase in long-term note receivables                                              (6,857)                 (17,197)
     Other assets expenditures                                                           (9,909)                 (11,678)
                                                                                       --------                ---------
               Net cash used for investing activities                                   (48,934)                (176,682)
                                                                                       --------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                           88,318                  148,420
     Long-term debt repayments                                                          (22,070)                  (1,630)
     Net proceeds from issuance of common stock                                             543                      342
     Purchases of treasury stock                                                         (1,357)                       -
     Financing fees paid                                                                   (255)                    (120)
                                                                                       --------                ---------
               Net cash provided by financing activities                                 65,179                  147,012
                                                                                       --------                ---------

Effect of exchange rate on cash and cash equivalents                                       (402)                  (1,381)
                                                                                       --------                ---------

Net increase (decrease) in cash and cash equivalents                                    (19,907)                   9,986

Cash and cash equivalents at beginning of year                                           21,020                   14,880
                                                                                       --------                ---------

Cash and cash equivalents at end of period                                             $  1,113                $  24,866
                                                                                       --------                ---------
                                                                                       --------                ---------


          The accompanying notes are an integral part of these consolidated financial statements.

                              SUN HEALTHCARE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                                  Three Months Ended March 31,
                                                                                                  ----------------------------
                                                                                                   1998                  1997
                                                                                                   ----                  ----
                                                                                                          (In Thousands)
Supplemental disclosure of cash flow information:

    Cash paid during period for:

          Interest net of $573 and $535 capitalized during the three months
           ended March 31, 1998 and 1997, respectively                                             $43,897            $  13,492
                                                                                                  -------             ---------
                                                                                                  -------             ---------

          Income taxes                                                                               $505                  $202
                                                                                                  -------             ---------
                                                                                                  -------             ---------

Supplementary schedule of non-cash investing and financing activities:

    The Company's acquisitions during the three months ended March 31, 1998 and 1997, involved the following:

          Fair value of assets acquired                                                           $ 7,438             $ 253,572
          Liabilities assumed                                                                         (99)             (105,742)
          Cash payments made to former APTA shareholders                                               --                19,192
          Fair value of stock and warrants issued                                                      --                  (190)
                                                                                                  -------             ---------
          Cash payments made, net of cash received from others                                    $ 7,339             $ 166,832
                                                                                                  -------             ---------
                                                                                                  -------             ---------


          The accompanying notes are an integral part of these consolidated financial statements.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 1998 and December 31, 1997, the consolidated results of its operations for the three month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 1997.
The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

     Certain amounts in the 1997 consolidated financial statements and notes have been reclassified to conform to the 1998 presentation.

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which, for the Company, includes foreign currency translation adjustments.

     The adoption of SFAS 130 did not impact the calculations of net earnings or earnings per share, nor did it impact reported assets, liabilities or total stockholders' equity. It did impact the presentation of stockholders' equity within the balance sheet and will result in the presentation of comprehensive income within the annual financial statements, which must be displayed with the same prominence as other financial statements.

     The components of the Company's total comprehensive income were for the three months ended March 31, (dollars in thousands):


                                                        1998        1997
                                                        ----        ----
     Net earnings                                      $18,387     $15,937



                                                        1998        1997
                                                        ----        ----

     Foreign currency translation adjustments,
        net of tax                                       3,625      (3,291)
                                                       -------     -------

     Total comprehensive income                        $22,012     $12,646
                                                       -------     -------
                                                       -------     -------


2.   ACQUISITIONS

     The Company agreed in February 1997 to acquire Retirement Care Associates, Inc. ("Retirement Care"), an operator of skilled nursing facilities and assisted living centers in seven states in the southeastern United States. Retirement Care also owns (and the Company would acquire) approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The amended terms of the RCA Merger provide for a purchase price of approximately $144.7 million in Sun Common Stock (based upon the closing price of Sun Common Stock as of May 11, 1998), approximately $2.8 million of Sun Preferred Stock and the assumption of approximately $173.1 million of indebtedness, excluding approximately $19.8 million of indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet). Specifically, the agreement, as amended, calls for the Company to issue shares of Sun Common Stock having a value equal to $10.00 in exchange for each outstanding share of Retirement Care's common stock (subject to a 10% collar centered on a $22.00 share price for Sun Common Stock). The Company expects that the RCA Merger will be accounted for as a pooling of interests. The Company has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in Sun Common Stock or cash, at the option of the Company. The Contour Merger will be accounted for as a purchase. While there can be no assurance that either the RCA Merger or the Contour Merger will be consummated, these mergers are expected to close during the second quarter of 1998.

     Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $30 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions, the write-off of certain intangibles and property and equipment and the settlement of certain class action lawsuits (described below). Approximately $25 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the RCA Merger is consummated. Approximately $5 million of the estimated charges relating to the integration expenses are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and the Contour Merger. As of March 31, 1998, the Company has incurred approximately $2.6 million in transaction costs (as described above).

     On January 10, 1997, the Company loaned Retirement Care $9.8 million in order to enable Retirement Care to cause the repayment of certain indebtedness incurred by Contour in connection with Contour's acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic") on August 6, 1996. On July 10, 1997, the Company and Retirement Care amended the terms of the loan to:
(i) increase the applicable interest rate by 2.0%; (ii) extend the maturity date to 120 days after the termination of the agreement; and (iii) replace the collateral securing the loan with a second lien on all of Retirement Care's accounts receivable. Consistent with Retirement Care's bank line of credit, the loan is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. On July 10, 1997, the Company also agreed to loan Retirement Care an additional $5.0 million which is also secured by a second lien on all of Retirement Care's accounts receivable and is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. The interest receivable related to the promissory notes was $1.3 million and $1.0 million as of March 31, 1998 and December 31, 1997, respectively. In addition, Retirement Care owed the Company an additional $22.9 million and $12.4 million in the form of unsecured trade receivables in respect to ancillary and management services provided by the Company as of March 31, 1998 and December 31, 1997, respectively.

     On November 25, 1997, the Company, Retirement Care and representatives of the plaintiffs in certain pending class actions against Retirement Care and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company has escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in other long-term assets as of March 31, 1998. The settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

     In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States. Total consideration for the shares acquired was approximately $367.2 million. The total fair value of Regency's assets acquired, including goodwill of approximately $412.2 million, was approximately $736.6 million, and liabilities assumed totaled approximately $354.7 million. Recorded purchase liabilities included approximately $11.2 million for severance and related costs and $2.0 million for costs associated with the shut down of certain acquired pharmacies and home health service agencies that will be consolidated with the Company's existing facilities. At March 31, 1998, liabilities for approximately $2.5 million in severance costs and $2.0 million for facility related costs remained on the balance sheet. The Company expects to complete its termination of pharmacy, home health service agency and corporate employees and consolidation of pharmacies and home health service agencies by mid-1998.

     The acquisition of Regency was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited proforma results for the three months ended March 31, 1997 assume that the acquisition occurred as of January 1, 1997 (in thousands, except for share data):


     Net revenues               $558,083

     Net earnings                 12,323

     Net earnings per share:
        Basic                   $   0.27
        Diluted                     0.26


     In addition, during the three months ended March 31, 1998, the Company acquired from various third parties the net ownership of, leasehold rights to or the management contracts of 15 long-term care facilities in the United Kingdom. Also during the three months ended March 31, 1998, the Company acquired four pharmacies in the United States. The pro forma impact of these acquisitions is immaterial.

3.   COMMITMENTS

     (A)  CONSTRUCTION COMMITMENTS

     As of March 31, 1998, the Company had capital commitments of approximately $22.7 million, including a corporate office building and a long-term care facility, and various contracts related to improvements to existing facilities in the United States, and capital commitments of approximately L0.6 million ($1.0 million as of March 31, 1998).

     (B)  FINANCING COMMITMENTS

     The Company has advanced $41.4 million and has agreed to advance up to a total of $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's Senior Credit Facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totaled $41.4 million and $32.8 million at March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998, four assisted living facilities were under development. Construction was completed on two facilities during the three months ended March 31, 1998. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

4.   NET EARNINGS PER SHARE

     Basic net earnings is based upon the weighted average number of common shares outstanding during the period.

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

     Earnings per share is calculated as follows for the three months ended March 31, (in thousands, except per share data):


                                                         1998       1997
                                                         ----       ----
BASIC:
Net earnings                                           $18,387    $15,937



                                                         1998       1997
                                                         ----       ----

Weighted average shares outstanding                     46,905     46,119

Earnings per share:
     Net earnings                                      $  0.39    $  0.35
                                                       -------    -------
                                                       -------    -------

DILUTED:
Net earnings used in basic calculation                 $18,387    $15,937
Income impact of assumed conversion                        811        855
                                                       -------    -------
Adjusted net earnings                                  $19,198    $16,792
                                                       -------    -------
                                                       -------    -------

Weighted average shares used in basic calculation       46,905     46,119
Effect of dilutive securities:
     Stock options and warrants                            831        520
     Assumed conversion of convertible debt              4,645      4,713
                                                       -------    -------

Weighted average common and common equivalent
     shares outstanding                                 52,381     51,352
                                                       -------    -------
                                                       -------    -------

Earnings per share:
     Net earnings                                      $  0.37    $  0.33
                                                       -------    -------
                                                       -------    -------


     On May 4, 1998, the Company issued $345 million of 7% convertible trust issued preferred securities. These securities are convertible into the Company's common stock at a conversion rate of 1.2419 shares of Sun Common Stock for each convertible trust issued preferred security (equivalent to an initial conversion price of $20.13 per share of Sun Common Stock).

5.   OTHER EVENTS

(a)  GOVERNMENT INVESTIGATION

     In January 1995, the Company learned that it was the subject of a pending Federal investigation. The investigating agencies are the United States Department of Health and Human Services' Office of the Inspector General ("OIG") and the United States Department of Justice. At this time, the Company does not know the full scope of the investigation. However, the Company currently believes that the investigation is focused principally on whether the Company provided and billed for unnecessary or unordered therapy services to residents of skilled nursing facilities and whether the Company adequately documented the therapy services which it provided.

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

(c)  OTHER INQUIRIES

     From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by predecessor operators. The Company is currently the subject of several such examinations. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time, the Company is unable to predict the outcome of any existing or future examinations.

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

6.   SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Convertible Subordinated Debentures and the 11 3/4% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                   AS OF              AS OF
                                  MARCH 31,        DECEMBER 31,
                                    1998               1997
                                  ---------        ------------
Current assets                     $112,764            $108,232
Noncurrent assets                   388,869             391,048
Current liabilities                  27,386              26,016
Noncurrent liabilities               71,716              72,373
Due to parent                       175,825             165,207


                                           FOR THE
                                     THREE MONTHS ENDED
                                           MARCH 31,
                                     ------------------
                                     1998           1997
                                     ----           ----
Net revenues                       $144,631       $121,359
Costs and expenses                  136,106        116,128
                                   --------       --------
Earnings before intercompany
   charges and income taxes           8,525          5,231
Intercompany charges (1)             24,265         16,355
                                   --------       --------
Earnings (loss) before income
    taxes                           (15,740)       (11,124)
Income taxes (benefit)               (6,763)        (4,407)
                                   --------       --------
Net earnings (loss)                $ (8,977)      $ (6,717)
                                   --------       --------
                                   --------       --------


-----------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $11.4 million and $7.6 million for the three months ended March 31, 1998 and 1997, respectively. Royalty fees charged to

Mediplex for the three months ended March 31, 1998 and 1997 for the use of Sun trademarks were $2.6 million and $1.7 million, respectively. Intercompany interest charged to Mediplex for the three months ended March 31, 1998 and 1997 for advances from Sun was $10.2 million and $7.0 million, respectively.

7.   SUBSEQUENT EVENTS

     On May 4, 1998, the Company issued $345 million of 7% convertible trust issued preferred securities and $125 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively, the "Offerings"). Each convertible preferred security is convertible into shares of Common Stock, par value $0.01 per share, of Sun, at an equivalent rate of 1.2419 shares of Sun common stock for each convertible preferred security (equivalent to an initial conversion price of $20.13 per share of Sun Common Stock). $300 million of the net proceeds from the Offerings were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remainder of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Senior Credit Facility (which amounts may be subsequently reborrowed).

     On May 5, 1998 the Company entered into certain interest rate transactions with an aggregate notional value of $850 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The counterparty to these contractual arrangements is a major international financial institution with which the Company has other financial relationships. The Company will be exposed to credit loss in the event of non-performance by the counterparty. However, the Company does not anticipate non-performance.

     The interest rate swap transactions have been designated as hedges for accounting purposes. The Company will continue to evaluate this designation on a periodic basis. The amounts to be paid or received are accrued and are recognized as an adjustment to interest expense.

     Under the interest rate swap transactions, the Company will be a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. All payments will be denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:


    NOTIONAL         MATURITY            INTEREST RATE               MAXIMUM INTEREST
     AMOUNT            DATE          RECEIVE         PAY(1)              RATE PAID
    --------         --------        -------        --------       --------------------
  $300,000,000        5/2003        5.69%(2)         5.53%          7.0%
  $300,000,000        5/2008        7.00%(3)         6.35%          7.0% (5/1998-5/2001)
                                                                    8.5% (5/2001-5/2008)
  $250,000,000        7/2002        9.50%(3)         8.95%          9.5% (5/1998-4/2000)
                                                                   10.5% (4/2000-7/2002)


(1)  An index of foreign interest rates, reset quarterly.

(2)  U.S. LIBOR, reset quarterly.

(3)  Fixed.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company, through its direct and indirect subsidiaries (hereinafter collectively referred to as the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term care and subacute care services and outpatient therapy services are provided through affiliated facilities. Therapy services and pharmaceutical services are provided by the Company in both affiliated and nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom, Spain and Germany and acute care services in Australia and pharmaceutical services in the United Kingdom, Germany and Spain.

     The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, use of its long-term and subacute care operations as a base for expansion of its ancillary services, provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Under the current Medicare reimbursement system, ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, have significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities and accordingly have provided more than half of the Company's operating profits. The higher operating margins from the provision of ancillary services are primarily attributable to more favorable reimbursement rates. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and sub-acute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The Company believes that when Medicare implements the Prospective Payment System ("PPS") for long-term and subacute care services it may be better able than some of its competitors to respond to the new PPS environment because it provides more types of ancillary services in-house and to nonaffiliated facilities than many of its competitors. There can be no assurance that the Company will be able to maintain its margins or that its margins will not decrease and that PPS will not have a material adverse effect on the Company's financial condition or results of operations. See "-- Effects from Changes in Reimbursement."

     The Company's results of operations for the three months ended March 31, 1998 and 1997 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations.

     In October 1997, the Company acquired Regency, an operator of skilled nursing facilities and a diversified provider of rehabilitation therapy, pharmacy and home health services. At the date of acquisition, Regency operated 111 long-term care facilities (including one managed facility) in the United States and provided rehabilitation therapy and pharmacy services to both affiliated and nonaffiliated facilities.

     In February 1997, the Company agreed to acquire Retirement Care, an operator of approximately 106 skilled nursing facilities and assisted living centers, in seven states in the southeastern United States.

Retirement Care also owns (and Sun would acquire) approximately 65% of Contour, a national provider of medical/surgical supplies. The amended terms of the RCA Merger provide for a purchase price of approximately $144.7 million in Sun Common Stock (based upon the closing price of Sun Common Stock as of May 11, 1998), approximately $2.8 million of Sun Preferred Stock and the assumption of approximately $173.1 million of indebtedness, excluding approximately $19.8 million of long-term indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet.) The acquisition of Retirement Care is expected to be accounted for as a pooling of interests and the acquisition of the minority interest of Contour is expected to be accounted for as a purchase. While there can be no assurance that either the RCA Merger or the Contour Merger will be consummated, these mergers are expected to close during the second quarter of 1998.

     At March 31, 1998, the Company operated 318 facilities with 36,488 licensed beds in the United States, 177 facilities with 11,132 licensed beds in the United Kingdom, eight facilities with 1,328 licensed beds in Spain, 11 facilities with 934 licensed beds in Germany and six facilities with 353 licensed beds in Australia. During the three months ended March 31, 1998, the Company acquired one facility with 134 licensed beds in the United States and 12 facilities with 616 licensed beds in the United Kingdom. Also, during the three months ended March 31, 1998, the Company developed and opened one facility in the United Kingdom with a total of 64 licensed beds.

     At December 31, 1997, the Company operated 321 facilities with 36,655 licensed beds in the United States and 137 facilities with 7,837 licensed beds in the United Kingdom, 8 facilities with 1,328 licensed beds in Spain, 11 facilities with 930 licensed beds in Germany and 6 facilities with 353 licensed beds in Australia. In addition to Regency and Ashbourne, during 1997, the Company acquired 54 facilities in the United States and 9 facilities in the United Kingdom, resulting in a total increase of 6,399 and 476 licensed beds in the United States and United Kingdom, respectively. Also, in 1997 the Company developed and opened one facility in the United States and 9 facilities in the United Kingdom with a total of 154 and 604 licensed beds in the United States and United Kingdom, respectively. The Company also acquired 38% of the equity of Alpha, an operator of ten acute care facilities in Australia.

     The Company's therapy service operations include the provision of physical, occupational and speech therapy, the provision of respiratory care, the provision of additional ancillary healthcare services, such as dentistry, and the distribution of related equipment and supplies. As of March 31, 1998, the Company provided its therapy services to 1,389 nonaffiliated facilities, an increase of 131 facilities from the 1,258 nonaffiliated facilities serviced at March 31, 1997.

     The Company's temporary therapy service operations which provide temporary therapists, had 29 and 27 division offices at March 31, 1998 and December 31, 1997, respectively. During the three months ended March 31, 1998, the Company provided a total of 672,000 temporary therapy staffing hours to nonaffiliates, an increase of 1,000 hours from the 671,000 nonaffiliated temporary therapy staffing hours provided during the three months ended March 31, 1997.

     The Company's pharmaceutical service operations include the provision of pharmaceuticals, the distribution of related supplies and home care. As of March 31, 1998, the Company operated 38 regional pharmacies, four in-house long-term care pharmacies, 14 home health service agencies, and a pharmaceutical billing and consulting center.

     The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, Spain and Germany and acute care facilities in Australia, include the provision of pharmaceutical services in the United Kingdom, Germany and Spain and outpatient therapy services in Canada. During 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as in the United States. As of March 31, 1998, the Company operated 19 pharmacies and one supply distribution center in the United Kingdom and one pharmacy in Spain.

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                               MARCH 31,           DECEMBER 31, 1997
                                                               ---------           -----------------
                                                        1998            1997
                                                        ----            ----
Long-term and Subacute Care Facility Operations:

  Long-term and subacute care facilities
       (including managed facilities):
       Domestic operations                               318             173           321
       Foreign operations                                177             131           162
                                                       -----           -----         -----
            Total                                        495             304           483
                                                       -----           -----         -----
                                                       -----           -----         -----

  Licensed beds (including managed facilities):
       Domestic operations                            36,488          20,707        36,655
       Foreign operations                             11,132           7,531        10,448
                                                       -----           -----         -----
           Total                                      47,620          28,238        47,103
                                                       -----           -----         -----
                                                       -----           -----         -----

Therapy Service Operations:
  Nonaffiliated facilities served                      1,389             789         1,278
  Affiliated facilities served                           287             163           287
                                                       -----           -----         -----
           Total                                       1,676             952         1,565
                                                       -----           -----         -----
                                                       -----           -----         -----

Temporary Therapy Staffing Service Operations:
  Hours billed to nonaffiliates (in thousands)
       Three months ended March 31                       672             671            --
       Twelve months ended December 31                    --              --         2,817

Pharmaceutical Operations:
  Nonaffiliated facilities served                        576             364           546
  Affiliated facilities served                           264             118           255
                                                       -----           -----         -----
           Total                                         840             482           801
                                                       -----           -----         -----
                                                       -----           -----         -----


RESULTS OF OPERATIONS

     The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                         ---------
                                                 1998                1997
                                                 ----                ----
Long-term and subacute
  care services                                $480,008     65%     $239,289    60%



                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                         ---------
                                                 1998                1997
                                                 ----                ----
Therapy services to
  nonaffiliates                                 102,042     13        65,424    16
Foreign operations                               66,306      9        37,773    10
Temporary therapy staffing
  services to nonaffiliates                      35,526      5        32,945     8
Pharmaceutical services to
  nonaffiliates                                  52,842      7        20,721     5
Management fees and other                         4,766      1         2,484     1
                                               --------    ---      --------   ---
       Total net revenues                      $741,490    100%     $398,636   100%
                                               --------    ---      --------   ---
                                               --------    ---      --------   ---


     Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to domestic affiliated facilities were $79.5 million and $34.0 million for the three months ended March 31, 1998 and 1997, respectively. Revenues provided to domestic affiliated facilities for pharmaceutical services were $15.2 million and $6.0 million for the three months ended March 31, 1998 and 1997, respectively.

  The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                        ---------
                                                   1998           1997
                                                   ----           ----
Total net revenues                                100.0%         100.0%
                                                  -----          -----

Costs and expenses:
  Operating                                        82.1           82.3
  Corporate general and administrative              5.3            4.6
  Provision for losses on accounts receivable       0.8            0.8
  Depreciation and amortization                     2.8            2.9
  Interest, net                                     4.7            2.8
                                                  -----          -----
       Total costs and expenses                    95.7           93.4
                                                  -----          -----

Earnings before income taxes                        4.3            6.6

Income taxes                                        1.8            2.6
                                                  -----          -----

Net earnings                                        2.5%           4.0%
                                                  -----          -----
                                                  -----          -----


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Total net revenues for the three months ended March 31, 1998 increased 86% from approximately $398.6 million for the three months ended March 31, 1997 to approximately $741.5 million.

     Net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $239.3 million for the three months ended March 31, 1997 to approximately $480.0 million for the three months ended March 31, 1998, a 101% increase. Approximately $137.4 million or 57% of this increase results from the 110 leased or owned facilities acquired from Regency in October 1997 and approximately $78.8 million or 33% of this increase resulted from an additional 67 leased or owned facilities acquired or opened since December 31, 1996. The acquisition of Regency occurred in October 1997 and net revenues include the results of operations since the date of acquisition. The remaining net revenues increase of $29.6 million, after giving effect to a decrease in net revenues of approximately $5.1 million relating to four facilities sold during 1997 and six facilities sold during 1998, is primarily attributable to an increase in revenue per patient day on a same facility basis for the 141 leased or owned facilities in operation for all of 1997 and 1998. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

     Net revenues from therapy services to nonaffiliated facilities increased 56% from $65.4 million for the three months ended March 31, 1997 to $102.0 million for the three months ended March 31, 1998, primarily as a result of an increase in the number of nonaffiliated facilities served from 789 facilities at March 31, 1997 to 1,389 facilities at March 31, 1998. This increase includes 72 nonaffiliated facilities and approximately $9.3 million in net revenues from therapy services provided to Retirement Care facilities during the three months ended March 31, 1998.

     Net revenues from foreign operations increased 75% from $37.8 million for the three months ended March 31, 1997 to $66.3 million for the three months ended March 31, 1998. Approximately $12.8 million or 45% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisition of Ashbourne on January 30, 1997 which added approximately $6.4 million or 50% of the increase in net revenues from the nursing home operations in the United Kingdom during the three months ended March 31, 1998. Approximately $13.2 million or 46% of this total increase is the result of the Company's acquisitions of nursing homes in Germany, Australia and Spain during 1997. Approximately $3.9 million or 14% of the total increase was the result of increased net revenues from the pharmacy operations which was primarily the result of 13 pharmacies and a supply distribution center acquired or opened since December 31, 1996 in the United Kingdom.

     Net revenues from pharmaceutical services to nonaffiliated facilities increased 155% from $20.7 million for the three months ended March 31, 1997 to $52.8 million for the three months ended March 31, 1998. Approximately $21.6 million or 85% of the increase in net revenues was the result of the addition of 10 pharmacies and 14 home health agencies acquired from Regency. In addition, the remaining net revenues increase was primarily the result of the increase in nonaffiliated facilities served as a result of additional acquisitions during 1997.

     Operating expenses, which includes rent expense of $55.2 million and $27.6 million for the three months ended March 31, 1998 and 1997, respectively, increased 86% from approximately $327.9 million for the three months ended March 31, 1997 to approximately $608.6 million for the three months ended March 31, 1998. The increase resulted primarily from the net increase of 257 leased or owned facilities during various times during the year ended December 31, 1997 and 12 leased or owned facilities during the three months ended March 31, 1998 and the growth in therapy and pharmaceutical services. Operating expenses as a percentage of net revenues decreased from 82.3% for the three months ended March 31, 1997 to 82.1% for the three months ended March 31, 1998. The decrease in operating expenses as a percentage of net revenues was primarily due to the acquisition of Ashbourne on January 30, 1997 whose facility leases are primarily capital leases and therefore include interest and depreciation expense instead of rent expense. The decrease is offset by lower operating margins in the United Kingdom as occupancy rates in the United Kingdom have been negatively impacted by an excess number of available beds in the United Kingdom. In addition, since December 31, 1996, the Company has opened 21 long-term care facilities in the United Kingdom which has also negatively impacted occupancy as well as operating margins.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 114% from $18.4 million for the three months ended March 31, 1997 to $39.3 million for the three months ended March 31, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 4.6% for the three months ended March 31, 1997 to 5.3% for the three months ended March 31, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including the acquisition of Regency and the pending merger with Retirement Care, and implementation of new business strategies.

     The provision for losses on accounts receivable increased 88% from $3.2 million for the three months ended March 31, 1997 to $6.0 million for the three months ended March 31, 1998. As a percentage of net revenues, provision for losses on accounts receivable remained relatively constant at 0.8% for the three months ended March 31, 1997 and 1998.

     Depreciation and amortization increased 77% from $11.6 million for the three months ended March 31, 1997 to $20.5 million for the three months ended March 31, 1998. As a percentage of net revenues, depreciation and amortization expense remained relatively constant at 2.9% for the three months ended March 31, 1997 as compared to 2.8% for the three months ended March 31, 1998.

     Net interest expense increased 211% from $11.3 million for the three months ended March 31, 1997 to $35.1 million for the three months ended March 31, 1998. As a percentage of net revenues, interest expense increased from 2.8% for the three months ended March 31, 1997 to 4.7% for the three months ended March 31, 1998. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the Company's issuance of $250 million of 9 1/2% Notes in July 1997, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the old credit facility that was retired in October 1997 and
(iii) an increase in borrowings including under the Company's Senior Credit Facility associated with various acquisitions during 1997 and 1998 including Regency and Ashbourne and various acquisitions in Spain, Germany and Australia. The increase was also due to interest expense related to capital leases assumed by the Company as part of the Company's acquisition of Ashbourne.

     The Company's effective tax rate was 42.5% for the three months ended March 31, 1998 and was 39.0% for the three months ended March 31, 1997. The increase in the effective tax rate was primarily due to a less favorable mix of state income in the United States and the increased amount of nondeductible goodwill amortization expense resulting primarily from the acquisition of Regency.

     Net earnings increased 16% from $15.9 million for the three months ended March 31, 1997 to $18.4 million for the three months ended March 31, 1998.
As a percentage of net revenues, net earnings before income taxes decreased from 6.6% for the three months ended March 31, 1997 to 4.3% for the three months ended March 31, 1998. The margin decrease was primarily due to increased borrowings and borrowing costs, increased corporate and general administrative expenses and the increased costs and lower margins from the Company's nursing home operations in the United Kingdom (discussed above).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $373.9 million, including cash and cash equivalents of $1.1 million, as compared to working capital of $307.0 million, including cash and cash equivalents of $21.0 million at December 31, 1997. For the three months ended March 31, 1998, net cash used for operations was $35.8 million compared to net cash used for operations for the three months ended March 31, 1997 of $41.0 million. The net cash used for operations for the three months ended March 31, 1998 reflects an increase in the net cash used to fund an increase in accounts receivable. This was offset by the Company's growth in net earnings and timing of payment of certain obligations of the Company.

     The Company's accounts receivable have increased since December 31, 1997. Accounts receivable increased in part because of the growth in the Company's inpatient, therapy and pharmaceutical services businesses since December 31, 1997. The growth in accounts receivable is also attributable to the fact that when long-term care facilities are acquired by the Company, the fiscal intermediaries are changed to the Company's fiscal intermediary resulting in temporary delays in timing of third-party payments. The Company is currently in the process of changing fiscal intermediaries related to facilities acquired from Regency and other acquisitions which occurred during the latter half of 1997. This process has resulted in temporary delays in receiving reimbursement from third-party payors.

     Accounts receivable for therapy services have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

     Other significant operating uses of cash for the three months ended March 31, 1998 were payments of $44.5 million for interest and net payments totaling $0.5 million for income taxes.

     The Company incurred approximately $24.8 million in capital expenditures during the three months ended March 31, 1998. Substantially all such expenditures during the three months ended March 31, 1998 related to the Company's long-term and subacute care facility operations and were for the continued development and construction of one facility in the United States, two new facilities in the United Kingdom, and routine capital expenditures. These routine capital expenditures include expenditures to refurbish existing and recently acquired facilities. These capital expenditures were financed through borrowings under the Company's Senior Credit Facility. The Company had capital expenditure commitments, as of March 31, 1998, under various contracts, including approximately $22.7 million in the United States and L0.6 million ($1.0 million as of March 31, 1998) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States.

     The Company paid approximately a net of $7.3 million in cash for acquisitions during the three months ended March 31, 1998. These acquisitions were funded by borrowings under the Company's Senior Credit Facility.

     In total, during the three months ended March 31, 1998, the Company acquired a total net ownership of, the leasehold rights to, or the management of 15 long-term care facilities in the United Kingdom. The Company also acquired or opened a total net four pharmacies in the United States and a supply distribution center in Germany.

     The Company agreed in February 1997 to acquire Retirement Care, an operator of skilled nursing facilities and assisted living centers in seven states in the southeastern United States. Retirement Care also owns (and the Company would acquire) approximately 65% of Contour, a national provider of medical/surgical supplies. The amended terms of the RCA Merger provide for a purchase price of approximately $144.7 million in Sun Common Stock (based upon the closing price of Sun Common Stock as of May 11, 1998), approximately $2.8 million of Sun Preferred Stock and the assumption of approximately
$173.1 million of indebtedness, excluding approximately $19.8 million of indebtedness which will be eliminated in consolidation (based on Retirement Care's December 31, 1997 balance sheet). Specifically, the agreement, as amended, calls for the Company to issue shares of Sun Common Stock having a value equal to $10.00 in exchange for each outstanding share of Retirement Care's common stock (subject to a 10% collar centered on a $22.00 share price for Sun Common Stock). The Company expects that the RCA Merger will be accounted for as a pooling of interests. The Company has also agreed to acquire the remaining 35% of Contour not presently owned by Retirement Care for approximately $35 million, payable in Sun Common Stock or cash, at the option of the Company. The Contour Merger will be accounted for as a purchase. While there can be no assurance that either the RCA Merger or the Contour Merger will be consummated, these mergers are expected to close during the second quarter of 1998.

     Based upon a review of Retirement Care's, Contour's and the Company's publicly available historical financial statements, the RCA and Contour Mergers would have had a dilutive impact on the Company's reported earnings per share for the twelve months ended December 31, 1997. There can be no assurance that the future combined results will not continue to be dilutive.

     Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $30 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to headcount reductions, the write-off of certain intangibles and property and equipment and the settlement of certain class action lawsuits (described below). Approximately $25 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the RCA Merger is consummated. Approximately $5 million of the estimated charges relating to the integration expenses are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and the Contour Merger. As of March 31, 1998, the Company has incurred approximately $2.6 million in transaction costs (as described above).

     On January 10, 1997, the Company loaned Retirement Care $9.8 million in order to enable Retirement Care to cause the repayment of certain indebtedness incurred by Contour in connection with

Contour's acquisition of Atlantic Medical Supply Company, Inc. ("Atlantic") on August 6, 1996. On July 10, 1997, the Company and Retirement Care amended the terms of the loan to: (i) increase the applicable interest rate by 2.0%;
(ii) extend the maturity date to 120 days after the termination of the agreement; and (iii) replace the collateral securing the loan with a second lien on all of Retirement Care's accounts receivable. Consistent with Retirement Care's bank line of credit, the loan is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. On July 10, 1997, the Company also agreed to loan Retirement Care an additional $5.0 million which is also secured by a second lien on all of Retirement Care's accounts receivable and is unconditionally and irrevocably guaranteed by certain officers of Retirement Care. The interest receivable related to the promissory notes was $1.3 million and $1.0 million as of March 31, 1998 and December 31, 1997, respectively. In addition, Retirement Care owed the Company an additional $22.9 million and $12.4 million in the form of unsecured trade receivables in respect to ancillary and management services provided by the Company as of March 31, 1998 and December 31, 1997, respectively.

     On November 25, 1997, the Company, Retirement Care and representatives of the plaintiffs in certain pending class actions against Retirement Care and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company has escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in other long-term assets as of March 31, 1998. The settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

     The Company conducts business outside of the United States, in the United Kingdom, Spain, Australia, Germany and Canada. The foreign operations accounted for 9% and 10% of the Company's total net revenues during the three months ended March 31, 1998 and 1997, respectively, and 24% of the Company's consolidated total assets as of March 31, 1998. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are accumulated in the translation adjustments component of stockholders' equity.

     The Company has advanced $41.4 million and has agreed to advance up to a total of $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's Senior Credit Facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. The advances to the developer totaled approximately $41.4 million and $32.8 million at March 31, 1998 and December 31, 1997. As of March 31, 1998, four assisted living facilities were under development. Construction was completed on two facilities during the three months ended March 31, 1998. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

     At March 31, 1998, the Company had, on a consolidated basis, approximately $1.7 billion of outstanding indebtedness including capital lease obligations, including approximately $1.1 billion of indebtedness under its $1.2 billion Senior Credit Facility. The Company also had $51.0 million of outstanding standby letters of credit under its Senior Credit Facility as of March 31, 1998.

     On May 4, 1998, the Company issued $345 million of 7% convertible trust issued preferred securities and $125 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively the "Offerings"). Each convertible preferred security is convertible into shares of common stock, par value $0.01 per share, of Sun, at an equivalent rate of 1.2419 shares of Sun common stock for each convertible preferred security (equivalent to an initial conversion price of $20.13 per share of Sun common stock). $300 million of the net proceeds from the Offerings were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remainder of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Senior Credit Facility (which amounts may be subsequently reborrowed).

     On May 5, 1998 the Company entered into certain interest rate swap transactions with an aggregate notional value of $850 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes.

     The interest rate swaps have been designated as hedges for accounting purposes. The Company will continue to evaluate this designation on a periodic basis. The amounts to be paid or received are accrued and are recognized as an adjustment to interest expense.

     Under the interest rate swap transactions, the Company is a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. All payments are denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:


    NOTIONAL         MATURITY            INTEREST RATE               MAXIMUM INTEREST
     AMOUNT            DATE          RECEIVE         PAY(1)              RATE PAID
    --------         --------        -------        --------       --------------------
  $300,000,000        5/2003        5.69%(2)         5.53%          7.0%
  $300,000,000        5/2008        7.00%(3)         6.35%          7.0% (5/1998-5/2001)
                                                                    8.5% (5/2001-5/2008)
  $250,000,000        7/2002        9.50%(3)         8.95%          9.5% (5/1998-4/2000)
                                                                   10.5% (4/2000-7/2002)


(1)  An index of foreign interest rates, reset quarterly.

(2)  U.S. LIBOR, reset quarterly.

(3)  Fixed.

     The Company's hedging strategy in entering into the interest rate swap transactions is to obtain the benefit of less costly variable rate debt while capping its overall exposure to interest rate fluctuations. The Company believes that an index of foreign interest rates lessens the volatility of interest rate fluctuations. However, no assurance can be given that such a strategy will lower the volatility of interest rate fluctuations or reduce the cost of capital.

     The Company's ongoing capital requirements relate to, among other things, the costs associated with its facilities under construction, routine capital expenditures, advances under the Financing Facility, potential acquisitions and implementation of growth strategies.

     The Company believes that its current borrowing capacity under its Senior Credit Facility, the net proceeds from the Offerings and cash from operations will be sufficient to satisfy its working capital needs, capital commitments related to its facilities under construction, routine capital expenditures, advances under the Financing Facility, current debt service obligations and to fund potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its Senior Credit Facility, (ii) the use of operating leases and debt or equity related securities in the future as a means of acquiring facilities and new operations, (iii) the availability of sale and leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of debt or equity securities in the public or private capital markets. There can be no assurance that the Company will seek or obtain additional sources of financing in the next twelve months. In addition, such additional financing, if any, may be subject to certain restrictions including mandatory prepayment provisions in the Senior Credit Facility or otherwise require approval of various lenders under the Company's Senior Credit Facility. The Company has on file with the Securities and Exchange Commission a shelf registration statement on Form S-3 which, among other things, provides for the sale of up to $1.0 billion of securities which sales are subject to the registration statement being declared effective by the Securities and Exchange Commission. If such additional sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past, and may be required to alter certain of its operating strategies.

EFFECTS FROM CHANGES IN REIMBURSEMENT

     The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which is complex and can involve lengthy delays between the recognition of revenue and the time reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services. The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1997, the Company recorded negative revenue adjustments totaling approximately $15.0 million resulting from changes in accounting estimates of amounts realizable from third-party payors. These changes in accounting estimates primarily arose out of the settlement in late 1997 of certain facility cost reports for 1994 and 1995 and also include estimated charges for projected settlements in 1996. Accounts receivable have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

     The Company's financial condition and results of operations would be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differed materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving final settlement and reimbursement from government agencies.

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

     In the Balanced Budget Act of 1997 (the "BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services,
skilled nursing, therapy and other ancillary services.   The BBA generally
provides for a phase-in of a prospective payment system for skilled nursing facilities over a four year period, effective for the Company's facilities on January 1, 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. Such services are currently reimbursed on a "pass through" basis. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Interim final regulations, including the federal per diem rate, were published on May 12, 1998. It is unclear what impact PPS will have on the Company. There can be no assurance that PPS will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     The Company is responding to the implementation of PPS by establishing SunSolution. SunSolution will offer to provide ancillary services for a fixed fee to nonaffiliated facilities. There can be no assurance that there will be a market for the SunSolution products and services or whether a change in the demand for the Company's services following the imposition of PPS will not adversely affect the Company's revenues. Even if SunSolution is successful, no assurance can be given that the costs of providing the contracted for services will be less than the fixed fee received by the Company for such services. Given the relative profitability of Sun's ancillary services, there can be no assurance that the Company's margins and ultimately the Company's results of operations and financial condition will not be materially and adversely affected.

     In addition, for all Medicare patients not receiving post-hospital extended care services (i.e., Medicare Part B patients), effective July 1, 1998, reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy, temporary staffing for rehabilitation therapy, and other ancillary services, will be made pursuant to yet-to-be developed fee schedules. In addition, effective January 1, 1999, there will be an annual per beneficiary cap of $1,500 on reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; however, there can be no assurance that the Company will receive any payments in excess of these caps. There also can be no assurance that such yet-to-be developed fee schedules or caps will not have a material adverse effect on the Company.

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

     Reimbursement for therapy services is currently evaluated under Medicare's reasonable cost principles. Under current law, the reasonable costs for physical therapy and respiratory services may not exceed an amount equal to the salary that would reasonably have been paid to a therapist for providing the services (together with certain additional costs) within each geographical area. Salary equivalency guidelines are the amounts published by HCFA which reflect the prevailing salary, fringe benefit and expense factors as determined by HCFA. HCFA then uses the salary equivalency guidelines to determine the reimbursement rates for physical therapy and respiratory therapy costs. Although salary equivalency guidelines will no longer be effective following the implementation of PPS and fee schedule reimbursement, HCFA has published new salary equivalency guidelines.

     On January 30, 1998, HCFA revised salary equivalency guidelines for respiratory therapy and physical therapy, and for the first time published new salary equivalency guidelines for speech therapy and occupational therapy. HCFA has applied the new salary equivalency guidelines to all services rendered on or after April 10, 1998. Implementation of these guidelines has increased reimbursement rates for respiratory therapy and physical therapy, but reduced reimbursement rates for speech therapy and occupational therapy. The effect of the changes could have a material adverse impact on the Company's results of operations. The salary equivalency guidelines rates will have no continuing impact on reimbursement for therapy services rendered to a Medicare patient receiving post-hospital extended care services following the commencement of PPS, because under PPS, therapy services will be bundled into each facility's per diem reimbursement from Medicare. In addition, the salary equivalency guidelines will have no continuing impact on therapy services rendered to all other Medicare patients after the institution of fee schedule reimbursement for therapy services, which may be effective as early as July 1, 1998.

     Additionally, if the proposed guidelines are adopted, it could have an adverse effect on the cash flow of the facilities to whom the Company provides services, thereby potentially adversely affecting the collectibility of amounts owed to the Company.

     In 1995, and periodically since then, HCFA has provided information to intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. When salary equivalency guidelines, PPS and fee schedules are implemented, reimbursement for these services will no longer be on a "pass through" basis and the HCFA directives and reasonable cost guidelines discussed in this paragraph will become moot as to services rendered after their effectiveness. In addition, some intermediaries require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. Any change in reimbursement rates resulting from implementation of the HCFA directives or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse effect on the Company's financial condition and results of operations (depending on the rates adopted) and customers' ability to pay for prior and continuing services. When PPS with respect to Medicare Part A (effective for the Company's facilities on January 1, 1999) and fee schedules with respect to Medicare Part B (which may be effective as early as July 1, 1998) are implemented, the Company's facilities' reimbursement will no longer be affected by salary equivalency guidelines and the cost reporting settlement process for services rendered after their effectiveness.

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

     The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 63%, 70% and 74% of total rehabilitation and temporary therapy staffing services net revenues for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 56%, 63% and 55% of total respiratory therapy services net revenues for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78%, 79% and 78% of total pharmaceutical services revenues for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996, respectively. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. When the salary equivalency guidelines, PPS and the fee schedules are implemented, the Medicare impact of the related party rule will be significantly reduced.

     In addition, the OIG recently published a report, based on a limited review of patient records in six unidentified long-term care facilities in California, that found that between 4% and 80% of therapy services were medically unnecessary in such facilities. The OIG announced that it will conduct a full national study to quantify the extent of medically unnecessary services and to develop baseline data to compare therapy utilization before and after the BBA.

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

     It is the policy of the Company to comply with all applicable laws and regulations, and the Company believes that its subsidiaries are in substantial compliance with all material laws and regulations which are applicable to their businesses. However, given the extent to which the interpretation and implementation of applicable laws and regulations vary and the lack of clear guidance in many of the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries. In addition, if a provider is ever found to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their programs.

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

     In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. Since 1997, the investigation has also covered information for the 1995 cost year as well as cost reporting periods prior to 1993. The information under review includes submissions and representations by the long-term care subsidiary and the Company's chief executive officer. The evidentiary phase of the hearing has concluded, and the Company has submitted a settlement offer to the DSS. Based on the Company's current understanding of the investigation, the Company does not believe the terms of a settlement would have a material adverse effect on the Company's business, financial condition or results of operations. However, the proceedings are still in progress and the Company is unable to determine at this time when the investigation will be concluded or whether the evidence will warrant further administrative action or Medicaid reimbursement sanctions by the DSS. The DSS has not responded to the Company's settlement offer, and no assurance may be given that any counter-proposal by the DSS would contain terms and conditions that would be acceptable to the Company, that a settlement will in fact occur or whether any such settlement or other outcome of the investigation will not have a material adverse effect on the Company's business, financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward looking and could be affected by a number of factors, including factual findings and the interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other governmental authorities in Connecticut or elsewhere.

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

     On September 8, 1995, a derivative action was filed by Brickell Partners against certain of the Company's current and former directors and officers in the United States District Court for the District of New Mexico, captioned BRICKELL PARTNERS V. TURNER, ET AL. The complaint was not served on any defendant. On June 19, 1996, an amended complaint alleging breach of fiduciary duty by certain of the Company's current and former directors and officers was filed and subsequently served on the defendants. On August 5, 1996, the District Court dismissed this action without prejudice for failure to serve the defendants within the required time period. The plaintiffs filed a new complaint, alleging the same claims, on August 19, 1996. In December 1997, the Company and the plaintiffs reached an agreement in principle to settle the action for an immaterial amount. The settlement is subject to court approval.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (10.1) Second Amendment to Credit Agreement among Sun, certain lenders, certain co-agents, and NationsBank of Texas, as Administrative Lender, dated as of March 27, 1998.

     (10.2) Indenture among the Company, U.S. Bank Trust National Association, as trustee, and certain guarantors, dated as of May 4, 1998.

     (10.3) Amended and Restated Declaration of Trust of Sun Financing I among the Company, as sponsor, Robert F. Murphy, as trustee, Robert D. Woltil, as trustee, William C. Warrick, as trustee, The Bank of New York (Delaware), as trustee, and The Bank of New York, dated as of May 4, 1998.

     (10.4) Indenture among the Company and The Bank of New York, as trustee, dated as of May 4, 1998.

     (10.5) Preferred Securities Guarantee among the Company and The Bank of New York, as trustee, dated as of May 4, 1998.

     (10.6) Registration Rights Agreement among the Company, certain guarantors and Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities Inc., NationsBanc Montgomery Securities LLC and Schroder & Co. Inc., dated as of May 4, 1998.

     (10.7) Registration Rights Agreement among Sun Financing I, the Company and Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities Inc., NationsBanc Montgomery Securities LLC and Schroder & Co. Inc., dated as of May 4, 1998.

     (27.1)    Financial Data Schedule

(b)  Reports on Form 8-K

     Report dated February 26, 1998 and filed March 20, 1998 reporting the earnings of the Company for the fourth quarter and the twelve months ended December 31, 1997.

     Report dated April 3, 1998 and filed April 10, 1998 reporting an Amendment to the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendment No. 1 thereto dated as of May 27, 1997, by Amendment No. 2 thereto dated as of August 21, 1997 and by Amendment No. 3 thereto dated as of November 27, 1997, by and among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation.

     Report dated April 14, 1998 and filed April 16, 1998 reporting that Sun has commenced marketing two private placements of its securities. Sun and Sun Financing, a Delaware statutory business trust and subsidiary of Sun, will offer $300 million ($345 million if the initial purchasers' overallotment is exercised in full) of convertible trust issued preferred securities and Sun will offer $125 million of Senior Subordinated Notes due 2008.

     Report dated October 8, 1997 and filed April 16, 1998 reporting the financial statements of Regency Health Services, Inc.

     Report dated April 29, 1998 and filed April 29, 1998 reporting the pricing of two private placements of $150 million of Senior Subordinated Notes due 2008 and $345 million of convertible trust issued preferred securities.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUN HEALTHCARE GROUP, INC.


Date:     May 15, 1998                       By:  /s/ Robert D. Woltil*
                                                  ----------------------------
                                                  Robert D. Woltil
                                                  Chief Financial Officer




*Signing on the behalf of the Registrant and as principal financial officer.