Form 10-K/A
period 1997-12-31
SUN HEALTHCARE GROUP INC
filed 1998-05-22
CIK 904978

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Sun Healthcare Group, Inc. ("Sun", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by deleting its responses on Items 6 and 7 contained in its original filing and Item 14 contained in its amended filing and replacing such sections with the following:

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

                                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1997(1)       1996(2)     1995(3)(4)(5)  1994(3)     1993(3)
                                                ------------  ------------  ------------  ----------  ----------

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues............................  $  2,010,820  $  1,316,308   $1,135,508   $  673,354  $  230,815
Earnings before income taxes and extraordinary
  loss........................................        95,882        52,466       12,794       36,807      22,710
Earnings (loss) before extraordinary loss.....        54,729        21,536      (20,568)      19,561      13,463
Extraordinary loss............................        19,928       --             3,413       --          --
                                                ------------  ------------  ------------  ----------  ----------
      Net earnings (loss).....................  $     34,801  $     21,536   $  (23,981)  $   19,561  $   13,463
                                                ------------  ------------  ------------  ----------  ----------
                                                ------------  ------------  ------------  ----------  ----------
Net earnings (loss) per common and common
  equivalent share(6):
  Net earnings (loss) before extraordinary
    loss:
    Basic.....................................  $       1.18  $       0.46   $    (0.43)  $     0.63  $     0.73
    Diluted...................................  $       1.12  $       0.46   $    (0.43)  $     0.61  $     0.72

Net earnings:
  Basic.......................................  $       0.75  $       0.46   $    (0.51)  $     0.63  $     0.73
  Diluted.....................................  $       0.74  $       0.46   $    (0.51)  $     0.61  $     0.72

Weighted average number of common and common
  equivalent shares:
  Basic.......................................        46,329        46,360       47,419       31,038      18,374
  Diluted.....................................        51,851        46,868       47,419       31,830      18,608

Working capital...............................  $    307,025  $    211,582   $  237,147   $  197,150  $   45,451
Total assets..................................     2,579,236     1,229,426    1,042,503    1,054,223     110,488
Long-term debt, net of current portion........     1,567,971       483,453      348,460      398,534      11,967
Stockholders' equity..........................       617,053       572,137      569,042      550,449      70,361

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

    At December 31, 1996, the Company operated 160 facilities with 19,321 licensed beds in the United States and 75 facilities with 3,420 licensed beds in the United Kingdom. During 1996, the Company acquired APTA Healthcare PLC ("APTA") which operated 32 facilities with 1,264 licensed beds in the United Kingdom. In addition to APTA during 1996, the Company acquired 32 facilities in the United States and 11 facilities in the United Kingdom, resulting in a total increase of 3,874 and 486 licensed beds in the United States and United Kingdom, respectively. In addition, in 1996 the Company developed and opened four facilities in the United Kingdom with 230 licensed beds.

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

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Long-term and Subacute Care Facility Operations
  Long-term and subacute care facilities (including managed facilities):
    Domestic operations..............................................................        321        160        131
    Foreign operations...............................................................        162         75         28
                                                                                       ---------  ---------  ---------
      Total..........................................................................        483        235        159
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Licensed beds (including managed facilities):
    Domestic operations..............................................................     36,655     19,321     15,921
    Foreign operations...............................................................     10,448      3,420      1,437
                                                                                       ---------  ---------  ---------
      Total..........................................................................     47,103     22,741     17,358
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Therapy Service Operations:
    Nonaffiliated facilities served..................................................      1,278        759        643
    Affiliated facilities served.....................................................        287        152        125
                                                                                       ---------  ---------  ---------
      Total..........................................................................      1,565        911        768
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Temporary Therapy Staffing Service Operations:
    Hours billed to nonaffiliates (in thousands).....................................      2,817      2,402      1,999
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
  Pharmaceutical Operations:
    Nonaffiliated facilities served..................................................        546        325        271
    Affiliated facilities served.....................................................        255        112        101
                                                                                       ---------  ---------  ---------
      Total..........................................................................        801        437        372
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $307.0 million, including cash and cash equivalents of $21.0 million, as compared to working capital of $211.6 million, including cash and cash equivalents of $14.9 million at December 31, 1996. For the year ended December 31, 1997, net cash provided by operations was $21.7 million compared to net cash provided by operations for the year ended December 31, 1996 of $26.8 million. The net cash provided by operations for the year ended December 31, 1997 reflects the Company's growth in net earnings, receipt of $9.0 million from the Company's director and officer liability insurance carrier and timing of certain obligations of the Company. This was offset by an increase in the net cash used for operations to fund an increase in accounts receivable.

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

    On November 25, 1997, the Company, Retirement Care and representatives of the plaintiffs in certain pending class actions against Retirement Care and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company has escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in Other Assets as of December 31, 1997. The settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

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

21*               Subsidiaries of the Registrant

23                Consent of Arthur Andersen LLP

27.1              Financial Data Schedule--1997

27.2              Financial Data Schedule--1996

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

May 21, 1998

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

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
February 24, 1998

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            AS OF DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS,
                                                                                            EXCEPT SHARE DATA)
                                                      ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $     21,020  $     14,880
  Accounts receivable, net of allowance for doubtful accounts of $34,433 and $16,877
    as of December 31, 1997 and 1996, respectively....................................       523,161       282,268
  Other receivables...................................................................        33,550        33,430
  Prepaids and other assets...........................................................        38,440        19,854
  Deferred tax assets.................................................................        16,546        12,716
                                                                                        ------------  ------------
    Total current assets..............................................................       632,717       363,148
                                                                                        ------------  ------------
  Property and equipment, net.........................................................       631,102       305,720
  Goodwill, net.......................................................................     1,030,893       432,505
  Notes receivable....................................................................        91,062        21,733
  Other assets........................................................................       171,898        93,323
  Deferred tax assets.................................................................        21,564        12,997
                                                                                        ------------  ------------
    Total assets......................................................................  $  2,579,236  $  1,229,426
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

(i) ACCRUED SELF-INSURANCE OBLIGATIONS

    It is the policy of the Company to self-insure for certain insurable risks including general and professional liability, workers' compensation, and certain employee benefits through the use of self-insurance or retrospective and high deductible insurance policies and other hybrid policies which vary by the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally range from one to five years. Accrued liabilities for future claims are not discounted.

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

(2) MERGERS AND ACQUISITIONS

    In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States. Total consideration for the shares acquired was approximately $350.6 million. The total fair value of Regency's assets acquired, including goodwill of approximately $422.6 million, was approximately $661.9 million, and liabilities assumed totaled approximately $370.4 million. Recorded purchase liabilities included approximately $11.2 million for severance and related costs and $2.0 million for costs associated with the shut down of certain acquired pharmacies and home health service agencies that will be consolidated with the Company's existing facilities. At December 31, 1997, liabilities for approximately $2.8 million in severance costs and $2.0 million for facility related costs remained on the balance sheet. The Company expects to complete its termination of pharmacy, home health service agency and corporate employees and consolidation of pharmacies and home health service agencies by mid-1998.

    On October 9, 1997, the Company, completed a tender offer for 100%, or $50.0 million, of Regency's 12.25% Junior Subordinated Notes due 2003 for approximately $60.1 million plus accrued interest, and

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(2) MERGERS AND ACQUISITIONS (CONTINUED)
$109.6 million of the $110.0 million of Regency's 9.875% Senior Subordinated Notes due 2002 for approximately $122.0 million plus accrued interest. As a result of the repurchase of this debt, the Company recorded an extraordinary loss of $17.9 million, net of the related tax benefit, in the fourth quarter of 1997. In addition, the Company repaid Regency's revolving credit facility of approximately $39.0 million. In addition, the extinguishment of certain Regency debt during the fourth quarter of 1997 resulted in an increase in certain reimbursable costs from Medicare. As a result, the Company recognized $4.0 million of revenues from Medicare during 1997.

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

    The acquisition of Regency was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results assume that the acquisition occurred as of January 1, 1996 (in thousands, except per share data):

                                                                      1997          1996
                                                                  ------------  ------------
Net revenues....................................................  $  2,494,658  $  1,874,358
Earnings before extraordinary items.............................        31,908          (817)
Net earnings (loss).............................................        11,980        (2,010)
Net earnings per share:
    Basic.......................................................          0.26         (0.04)
    Diluted.....................................................          0.25         (0.04)

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

    Costs to be incurred in connection with the mergers of Retirement Care and Contour are expected to be significant and will be charged against earnings of the combined company. The charge is currently estimated to be approximately $30 million for transaction costs and integration expenses, including

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(2) MERGERS AND ACQUISITIONS (CONTINUED) elimination of redundant corporate functions, severance costs related to headcount reductions, write-off of certain intangibles and property and equipment and the settlement of certain class action lawsuits (described below). Approximately $25 million of these estimated charges are expected to be charged to operations in the fiscal quarter in which the merger with Retirement Care is consummated. Approximately $5 million of the estimated charges relating to the integration expenses are expected to be expensed as incurred as these costs will benefit future combined operations. These amounts are preliminary estimates only and are, therefore, subject to change. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the RCA Merger and the Contour Merger.

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

    On November 25, 1997 the Company, Retirement Care and representatives of the plaintiffs in certain pending class actions against Retirement Care and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company has escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in Other Assets as of December 31, 1997. The settlement is contingent upon the closing of the RCA Merger and is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(6) LONG-TERM DEBT

    Long-term debt consists of the following as of December 31 (dollars in thousands):

                                                                                            1997          1996
                                                                                        ------------  ------------
Revolving Credit Facility (see below).................................................  $    275,075  $    279,300
Credit Facility Term Loans (see below)................................................       700,000       --
Senior Subordinated Notes due 2007, interest at 9 1/2% per annum......................       250,000       --
Convertible Subordinated Debentures due 2004, interest at 6% per annum................        83,300        83,300
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum, includes unamortized premium of $2,314 and $2,728 as of December 31, 1997 and 1996,
  respectively........................................................................        23,029        25,137
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum, includes unamortized premium of $122 and $126 as of December 31, 1997 and 1996,
  respectively........................................................................         6,283         6,287
Mortgage notes payable due at various dates through 2005, interest at rates from 8.5%
  to 14%, collateralized by various facilities........................................        45,285        38,939
Mortgage notes payable in Spanish pesetas and due at various dates through 2017, interest at rates from 5.6% to 13.3%, collateralized by various facilities in
  Spain...............................................................................        13,498       --
Mortgage notes payable in pound sterling and due at various dates through 2017, interest at rates from 2.5% to 4% plus the FHBR rate ("Finance House Base Rate"),
  collateralized by various facilities in the United Kingdom..........................         8,904        31,543
Mortgage notes payable in German marks and due at various dates through 2022, interest
  at rates from 8.5% to 9%, collateralized by various facilities in Germany...........         7,778       --
Revolving lines of credit with a bank due at various dates through 2001, payable in pound sterling, interest at rates from 8.7% to 9% plus the FHBR rate, collateralized
  by the assets of various facilities.................................................        90,473        20,309
Other long-term debt..................................................................        42,053         3,387
                                                                                        ------------  ------------
  Total long-term debt................................................................     1,545,678       488,202
Less current portion..................................................................       (56,817)      (27,701)
                                                                                        ------------  ------------
  Long-term debt, net of current portion..............................................  $  1,488,861  $    460,501
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Annual maturities for the next five years as of December 31, 1997 are as follows (in thousands):

1998........................................................  $     56,817
1999........................................................        33,351
2000........................................................        40,565
2001........................................................        49,357
2002........................................................        65,583
Thereafter..................................................     1,300,005
                                                              ------------
                                                              $  1,545,678
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

    On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. Plaintiffs purport to seek recision, unspecified compensatory damages, punitive damages and other relief. The trial is currently scheduled to start in the summer of 1998.

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

    Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company, the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the 9 1/2% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                                           COMBINED       COMBINED
                                               PARENT      GUARANTOR   NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                            ------------  -----------  --------------  -----------  ------------
                                                                       (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............  $     (1,581)  $  20,010     $    2,591     $  --        $   21,020
  Accounts receivable, net................       --          465,137         58,341          (317)      523,161
  Other receivables.......................        11,288      13,848          8,414        --            33,550
  Prepaids and other assets...............           596      31,245          6,599        --            38,440
  Deferred tax assets.....................        16,546      --             --            --            16,546
                                            ------------  -----------  --------------  -----------  ------------
    Total current assets..................        26,849     530,240         75,945          (317)      632,717
                                            ------------  -----------  --------------  -----------  ------------
  Property and equipment, net.............        30,805     207,488        392,809        --           631,102
  Goodwill, net...........................       --          861,492        169,401        --         1,030,893
  Notes receivable........................        60,080      17,534         13,448        --            91,062
  Other assets, net.......................        89,193      58,872         23,833        --           171,898
  Investment in subsidiaries..............       611,846      --             --          (611,846)       --
  Deferred tax assets.....................        19,077      --              2,487        --            21,564
                                            ------------  -----------  --------------  -----------  ------------
    Total assets..........................  $    837,850   $1,675,626    $  677,923     $(612,163)   $2,579,236
                                            ------------  -----------  --------------  -----------  ------------
                                            ------------  -----------  --------------  -----------  ------------
Current liabilities:
  Current portion of long-term debt.......  $      5,000   $  12,933     $   38,884     $  --        $   56,817
  Current portion of obligations under
    capital leases........................           262       1,415            377        --             2,054
  Accounts payable........................        34,031      21,379          6,780          (317)       61,873
  Accrued compensation and benefits.......        21,870      50,465          6,625        --            78,960
  Accrued interest........................        16,477       1,233          2,741        --            20,451
  Accrued self-insurance obligations......           369      34,187           (202)       --            34,354
  Other accrued liabilities...............         6,028      29,876         35,279        --            71,183
                                            ------------  -----------  --------------  -----------  ------------
    Total current liabilities.............        84,037     151,488         90,484          (317)      325,692
                                            ------------  -----------  --------------  -----------  ------------
Long-term debt, net of current portion....     1,303,377      93,514         91,970        --         1,488,861
Obligations under capital leases, net of
  current portion.........................            17       2,311         76,782        --            79,110
Other long-term liabilities...............       --           41,755            673        --            42,428
Deferred tax liabilities..................        (2,480)     --             12,287        --             9,807
                                            ------------  -----------  --------------  -----------  ------------
    Total liabilities.....................     1,384,951     289,068        272,196          (317)    1,945,898
                                            ------------  -----------  --------------  -----------  ------------
Intercompany payables/(receivables).......    (1,164,154)  1,058,101        113,895        (7,842)       --
Minority interest.........................       --           --             16,285        --            16,285
Total stockholders' equity................       617,053     328,457        275,547      (604,004)      617,053
                                            ------------  -----------  --------------  -----------  ------------
    Total liabilities and stockholders'
      equity..............................  $    837,850   $1,675,626    $  677,923     $(612,163)   $2,579,236
                                            ------------  -----------  --------------  -----------  ------------
                                            ------------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

(18) SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)
                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996

                                                           COMBINED       COMBINED
                                                PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                               ---------  -----------  --------------  -----------  ------------
                                                                       (IN THOUSANDS)
Current assets:
  Cash and cash equivalents..................  $   2,226   $  10,870     $    1,784     $  --        $   14,880
  Accounts receivable, net...................     --         254,659         28,376          (767)      282,268
  Other receivables..........................     28,343       4,263            824        --            33,430
  Prepaids and other assets..................        691      17,512          1,651        --            19,854
  Deferred tax assets........................     12,716      --             --            --            12,716
                                               ---------  -----------  --------------  -----------  ------------
    Total current assets.....................     43,976     287,304         32,635          (767)      363,148
                                               ---------  -----------  --------------  -----------  ------------
  Property and equipment, net................     48,072     145,157        112,491        --           305,720
  Goodwill, net..............................     --         363,934         68,571        --           432,505
  Notes receivable...........................     21,687          46         --            --            21,733
  Other assets, net..........................     34,361      54,118          4,844        --            93,323
  Investment in subsidiaries.................    426,898      --             --          (426,898)       --
  Deferred tax assets........................     12,997      --             --            --            12,997
                                               ---------  -----------  --------------  -----------  ------------
    Total assets.............................  $ 587,991   $ 850,559     $  218,541     $(427,665)   $1,229,426
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------
Current liabilities:
  Current portion of long-term debt..........  $  --       $   2,092     $   25,609     $  --        $   27,701
  Current portion of obligations under
    capital leases...........................        289         635            357        --             1,281
  Accounts payable...........................     26,407       3,822          9,718          (767)       39,180
  Accrued compensation and benefits..........     11,203      14,918          3,597        --            29,718
  Accrued interest...........................      3,538         822             66        --             4,426
  Payable to APTA shareholders...............     --          --             23,545        --            23,545
  Accrued self-insurance obligations.........       (748)     12,990           (163)       --            12,079
  Other accrued liabilities..................      5,186       6,653          1,797        --            13,636
                                               ---------  -----------  --------------  -----------  ------------
    Total current liabilities................     45,875      41,932         64,526          (767)      151,566
                                               ---------  -----------  --------------  -----------  ------------
Long-term debt, net of current portion.......    362,601      70,768         27,132        --           460,501
Obligations under capital leases, net of
  current portion............................        279       1,387         21,286        --            22,952
Other long-term liabilities..................     --          13,716          1,097        --            14,813
Deferred tax liabilities.....................     --          --              4,760        --             4,760
                                               ---------  -----------  --------------  -----------  ------------
    Total liabilities........................    408,755     127,803        118,801          (767)      654,592
                                               ---------  -----------  --------------  -----------  ------------
Intercompany payables/(receivables)..........   (392,901)    372,771         20,130        --            --
Minority interest............................     --          --              2,697        --             2,697
Total stockholders' equity...................    572,137     349,985         76,913      (426,898)      572,137
                                               ---------  -----------  --------------  -----------  ------------
    Total liabilities and stockholders'
      equity.................................  $ 587,991   $ 850,559     $  218,541     $(427,665)   $1,229,426
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

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