Form 10-Q/A
period 1998-03-31
SUN HEALTHCARE GROUP INC
filed 1998-05-22
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                     FORM 10-Q/A



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


                            PART I.  FINANCIAL INFORMATION


                                                                    Page Numbers
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                             3-4

          Consolidated Statement of Earnings
          For the three months ended March 31, 1998 and 1997               5

          Consolidated Statements of Comprehensive Income
          For the three months ended March 31, 1998 and 1997               6

          Consolidated Statements of Cash Flows
          For the three months ended March 31, 1998 and 1997               7-8

          Notes to the Consolidated Financial Statements                   9-16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    17-33


                              PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                34

Item 6.   Exhibits and Reports on Form 8-K                                 34

Signatures                                                                 35


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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                              For the Three Months Ended March 31,
                                                      1998              1997
                                                     -------          -------
                                                         (In thousands)
Net earnings                                         $18,387          $15,937
Foreign currency translation
  adjustments, net of tax                              3,625          ($3,291)
                                                     -------          -------
Comprehensive income                                 $18,387          $15,937
                                                     -------          -------
                                                     -------          -------

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


     The adoption of SFAS 130 did not impact the calculations of net earnings or earnings per share, nor did it impact reported assets, liabilities or total stockholders' equity. It did impact the presentation of stockholders' equity within the balance sheet and will result in the presentation of comprehensive income within the annual financial statements, which must be displayed with the same prominence as other financial statements. Within the annual financial statements, the Company will report comprehensive income in the statement of stockholders' equity.

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

(b)  LITIGATION

     On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. On May 21, 1998, the Company and the plaintiffs reached an agreement in principle to settle the action for $7.4 million. The settlement is subject to the execution of definitive documentation. The settlement of $7.4 million will be recorded by the Company as a pretax charge during the second quarter of 1998.



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

     Under the interest rate swap transactions, the Company will be a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates is based on an equally weighted average of the interest rates of Germany, Switzerland and Australia except that on May 1, 2001 the interest rates of the United Kingdom will replace the interest rates of Switzerland with respect to the $300 million swap having a maturity date of May 2008. All payments will be denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:



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

     Under the interest rate swap transactions, the Company is a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates is based on an equally weighted average of the interest rates of Germany, Switzerland and Australia except that on May 1, 2001 the interest rates of the United Kingdom will replace the interest rates of Switzerland with respect to the $300 million swap having a maturity date of May 2008. All payments are denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:



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

     In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. Since 1997, the investigation has also covered information for the 1995 cost year as well as cost reporting periods prior to 1993. The information under review includes submissions and representations by the long-term care subsidiary and the Company's chief executive officer. The evidentiary phase of the hearing has concluded. The Company has submitted a settlement offer to the DSS in February 1998 and the DSS responded with a counter-offer in late May 1998. Based on the Company's current understanding of the investigation and the terms of the DSS counter-offer, the Company does not believe the terms of a settlement, if any, would have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company is unable to determine at this time when the proceedings will be concluded or, if no settlement is reached, whether the DSS will seek further administrative action or Medicaid reimbursement sanctions. No assurance may be given that a settlement will in fact occur or whether any such settlement or other outcome of the investigation will not have a material adverse effect on the Company's business, financial condition or results of operations. The foregoing statement with regard to the outcome of this investigation is forward looking and could be affected by a number of factors, including factual findings and the interpretation of applicable laws and regulations by the Attorney General and the DSS and whether any such factual findings could serve as a basis for proceedings by other governmental authorities in Connecticut or elsewhere.

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

LITIGATION

     On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. On May 21, 1998, the Company and the plaintiffs reached an agreement in principle to settle the action for $7.4 million. The settlement is subject to the execution of definitive documentation.

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

                                   SUN HEALTHCARE GROUP, INC.


Date:     May 21, 1998                       By:  /s/ Robert D. Woltil*
                                                  ----------------------------
                                                  Robert D. Woltil
                                                  Chief Financial Officer




*Signing on the behalf of the Registrant and as principal financial officer.