Form 10-Q/A
period 1998-03-31
SUN HEALTHCARE GROUP INC
filed 1998-06-02
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                     FORM 10-Q/A-2



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

     Under the interest rate swap transactions, the Company will be a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates is based on an equally weighted average of the LIBOR rates of Germany and Switzerland and the Bank Bill rate of Australia except that on May 1, 2001 the LIBOR of the United Kingdom will replace the LIBOR of Switzerland with respect to the $300 million swap having a maturity date of May 2008. All payments will be denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:



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
                                                                   10.5% (4/2000-7/2002)


(1) An index of foreign short term rates, reset quarterly (see above description).

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

     Under the interest rate swap transactions, the Company is a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates is based on an equally weighted average of the LIBOR rates of Germany and Switzerland and the Bank Bill rate of Australia except that on May 1, 2001 the LIBOR of the United Kingdom will replace the LIBOR of Switzerland with respect to the $300 million swap having a maturity date of May 2008. All payments are denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:



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
                                                                   10.5% (4/2000-7/2002)


(1) An index of foreign short term rates, reset quarterly (see above description).

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