Form 10-Q
period 1998-06-30
SUN HEALTHCARE GROUP INC
filed 1998-08-14
CIK 904978

---------------------------------------------------------------------
---------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

     [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1998

                                   or

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

              Yes     X                          No
                     ----                             ----

As of August 10, 1998, there were 62,293,745 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

Items 1 and 2 of this Form 10-Q have been omitted and will be filed by amendment within five calendar business days pursuant to Rule 12b-25 of the Securities Exchange Act of 1934.

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                          SUN HEALTHCARE GROUP, INC.

                                   Index

                Form 10-Q for the Quarter Ended June 30, 1998

-------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                                                          Page Numbers
                                                        ----------------
Item 1.     Consolidated Financial Statements           [to be filed by
                                                         amendment]

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                  [to be filed by
                                                         amendment]


                        PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                 3

Item 2.     Changes in Securities and Use of Proceeds         4

Item 4.     Submission of Matters to a Vote of Security
            Holders                                           5

Item 6.     Exhibits and Reports on Form 8-K                  5

Signatures                                                    7

Part II.  Other Information

Item 1.   Legal Proceedings

     On or about January 23, 1996, two former stockholders of SunCare Respiratory Services, Inc. ("SunCare"), John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against Sun Healthcare Group, Inc. ("the Company") and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the United States Department of Health and Human Services' Office of Inspector General ("OIG") and that the Company's financial results were misstated. The complaints purport to state claims, inter alia, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. On May 21, 1998, the parties agreed to settle the action for $7.4 million. On June 9, 1998, the Court approved the settlement and entered an order of dismissal.

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

     Between August 25, 1997 and October 24, 1997, ten putative class action lawsuits (the "Actions") were filed in the United
States District Court for the Northern District of Georgia on behalf of persons who purchased Retirement Care Associates, Inc. ("RCA") Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA s fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA s profitability. Generally, each of the Actions seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorneys fees and costs and other equitable and injunctive relief.

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the Settlement ). RCA also agreed to assign coverage under its directors and officers liability insurance policy for these specific claims to the plaintiffs. The Settlement is contingent upon confirmatory discovery and is subject to the execution of definitive documentation and court approval. Upon satisfaction of the conditions precedent to the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. Plaintiffs commenced their confirmatory discovery in July 1998. No assurance can be given that the Settlement will become final. There can be no assurance that additional actions will not be filed against RCA and its officers and directors. However, the Actions are styled as class actions, and should the Settlement become final, any additional class actions would be precluded, although individual plaintiffs may opt out of the Settlement.

     Other information with respect to government investigations will be found in Management's Discussion and Analysis of Financial Condition and Results of Operations to be filed by amendment and will be incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds.

(a)  Not applicable.

(b)  Not applicable.

(c)  1.   On May 4, 1998, Sun Financing I, a statutory business
          trust formed under the laws of the State of Delaware and a wholly owned subsidiary of the Company, completed a private placement of 13.8 million 7% Convertible Trust Issued Preferred Securities ("Convertible Preferred Securities") for an aggregate offering price of $345.0 million. The initial purchasers of the Convertible Preferred Securities were Bear, Stearns & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan & Co., NationsBanc Montgomery Securities LLC and Schroder & Co., Inc. The aggregate fees paid to the initial purchasers were approximately $10.4 million. The Convertible Preferred Securities were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to a limited number of institutional accredited investors under Rule 501(a)(1),
          (2), (3) or (7) under the Securities Act. Each Convertible Preferred Security is convertible at the option of the holder into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share of Company Common Stock). The proceeds from the offering of Convertible Preferred Securities were used by the Company to repay outstanding borrowings under the term loan portion of the Company's credit facility and to reduce borrowings under the revolving credit portion of the Company's credit facility.

     2. On May 14, 1998, the Company issued 124,382 shares of its common stock in the Company's acquisition of Pacific
          Health Care, Inc. The shares were valued at $2.2 million. The shares were issued in reliance on Section
          4(2) of the Securities Act

     3. On May 14, 1998, the Company issued approximately $2.9 million of convertible promissory notes (the "Convertible Notes") in connection with the Company's acquisition of certain assets of Portsbridge, Inc. The Convertible
          Notes are convertible into a maximum of 179,991 shares of the Company's Common Stock (equivalent to a conversion price of approximately $16.48 per share). The Convertible Notes were issued in reliance on Section 4(2) of the Securities Act.

     4. On June 12, 1998, the Company issued 212,120 shares of its common stock in the Company's acquisition of OMC Home Health-care, Inc. and Advantage Health Services, Inc. The shares were valued at $3.5 million. The shares were issued in reliance on
          Section 4(2) of the Securities Act.

(d)  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  A special meeting of the Company s Stockholders was held June 30, 1998.

(b)  Not applicable.

(c)  The matters voted at the special meeting and the results were as follows:

     1. The approval and adoption of the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendments No. 1, 2, 3 and 4 thereto, among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation (the "RCA Merger Agreement") and the merger of Peach Acquisition Corporation with and into Retirement Care Associates, Inc. (the "RCA Merger") pursuant to the RCA Merger Agreement and the issuance of Company s Common Stock and Series B Convertible Preferred Stock pursuant to the RCA Merger.

                 For        Against      Abstain      Non-Vote
             ----------    ---------     -------      ---------
             25,067,398    2,459,889     226,514      9,907,912

     2. The approval and adoption of the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendments No. 1, 2 and 3 thereto, among the Company, Contour Medical, Inc. and Nectarine Acquisition Corporation (the "Contour Merger Agreement") and the merger of Nectarine Acquisition Corporation with and into Contour Medical, Inc. (the "Contour Merger") pursuant to the Contour Merger Agreement and the issuance of Company's Common Stock pursuant to the Contour Merger.

                 For        Against      Abstain      Non-Vote
             ----------     ---------    -------      ---------
             25,075,338     2,467,836    210,628      9,908,912

     3. The approval of amendment to the Company s Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 100,000,000 to 150,000,000.

                 For        Against      Abstain      Non-Vote
              ----------    --------     --------     ---------
              37,052,393     473,267      137,052        0

(d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

(3.1)     Certificate of Incorporation, as amended, of the Company.

(4.1) Certificate of Designations of Series A Preferred Stock of the Company.

(4.2)     Certificate of Designations of Series B Convertible
          Preferred Stock of the Company.

(27.1)    Financial Data Schedule.*

*To be filed by amendment.

(b)  Reports on Form 8-K

     Report dated April 3, 1998 and filed April 10, 1998 reporting an Amendment to the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendment No. 1 thereto dated as of May 27, 1997, by Amendment
     No. 2 thereto dated as of August 21, 1997 and by Amendment No.
     3 thereto dated as of November 27, 1997, by and among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation.

     Report dated April 14, 1998 and filed April 16, 1998 reporting that Sun has commenced marketing two private placements of its securities. The Company and Sun Financing I, a Delaware statutory business trust and subsidiary of the Company, will offer $300 million ($345 million if the initial purchasers' overallotment is exercised in full) of convertible trust issued preferred securities and the Company will offer $125 million of Senior
     Subordinated Notes due 2008.

     Report dated October 8, 1997 and filed April 16, 1998 reporting the financial statements of Regency Health Services, Inc.

     Report dated April 29, 1998 and filed April 29, 1998 reporting the pricing of two private placements of $150 million of Senior Subordinated Notes due 2008 and $345 million of convertible trust issued preferred securities.

     Report dated May 5, 1995 and filed May 15, 1998 to delete and replace Exhibit 23.1, Consent of Accountant.

     Report dated August 15, 1996 and filed May 15, 1998 to delete and replace exhibit 23.1, Consent of Accountant.

     Report dated March 31, 1998 and filed on June 25, 1998 to include Summarized Consolidating Information for the Company and the Company's guarantor and non-guarantor subsidiaries with respect to the Company's 9-1/2% Senior Subordinated Notes due 2007 and 9-3/8% Senior Subordinated Notes due 2008 as of and for the three months ended March 31, 1998.

     Report dated June 30, 1998 and filed on July 21, 1998 reporting the acquisition of Retirement Care Associates, Inc. and Contour Medical, Inc.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUN HEALTHCARE GROUP, INC.

       August 14, 1998                        /s/ Robert D. Woltil*
Date:  _______________                    By: _______________________
                                          Robert D. Woltil
                                          Chief Financial Officer




*Signing on the behalf of the Registrant and as principal financial officer.

                             INDEX TO EXHIBITS


Exhibit No.        Document
--------------     -------------------------------------
3.1                Certificate of Incorporation of Sun Healthcare
                   Group, Inc. as amended

4.1                Sun Healthcare Group, Inc. Certificate of
                   Designations of Series A Preferred Stock

4.2                Sun Healthcare Group, Inc. Certificate of
                   Designations of Series B Convertible Preferred
                   Stock

27.1               Financial Data Schedule*

*To be filed by amendment.