Form 10-Q/A
period 1998-06-30
SUN HEALTHCARE GROUP INC
filed 1998-08-19
CIK 904978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                    FORM 10-Q/A-1       The following items
                                                        were the subject of a
                                                        Form 12b-25 and are
                                                        included herein:

                                                           Items 1 and 2

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

             Yes   X                                     No
                 -----                                      -----

      As of August 10, 1998, there were 62,293,745 shares of the Registrant's
                                   $.01 par value
                 Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SUN HEALTHCARE GROUP, INC.

                                      INDEX

                FORM 10-Q/A-1 FOR THE QUARTER ENDED JUNE 30, 1998

--------------------------------------------------------------------------------

                          PART I.  FINANCIAL INFORMATION

                                                       Page Numbers
Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997

               Consolidated Statements of Earnings
               For the three months ended June 30, 1998 and 1997

               Consolidated Storts of Earnings for the six months ended June 30, 1998 & 1997

               Consolidated Statements of Cash Flows
               For the six months ended June 30, 1998 and 1997

               Notes to the Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations


                              PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Item 2.        Changes in Securities and Use of Proceeds

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K

Signatures


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    JUNE 30,     DECEMBER 31,
               ASSETS                                                 1998           1997
                                                                   ----------   --------------
                                                                (In thousands, except share data)
Current assets:
  Cash and cash equivalents                                         $26,194        $32,684
  Accounts receivable, net of allowance for doubtful
    accounts of $53,682 as of June 30, 1998, and $42,582
    as of December 31, 1997                                         662,145        554,208
  Other receivables                                                  51,169         39,293
  Prepaids and other assets                                          63,484         59,975
  Deferred tax asset                                                 23,860         21,100
                                                               ------------   ------------
    Total current assets                                            826,852        707,260
                                                               ------------   ------------
  Property and equipment, net                                       835,432        791,117
  Goodwill, net                                                   1,057,921      1,046,229
  Notes receivable                                                   89,714         76,312
  Other assets, net                                                 188,060        184,037
  Deferred tax asset                                                 19,771         21,564
                                                               ------------   ------------
    Total assets                                                 $3,017,750     $2,826,519
                                                               ------------   ------------
                                                               ------------   ------------

See accompanying notes to consolidated financial statements.
(Continued on next page)

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)


                                                                   JUNE 30,     DECEMBER 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                             1998           1997
                                                                 ------------   ------------
                                                               (In thousands, except share data)
Current liabilities:
  Current portion of long-term debt                                 $85,406        $85,461
  Current portion of obligations under capital leases                 3,500          2,054
  Accounts payable                                                   75,386         95,868
  Accrued compensation and benefits                                 102,934         89,639
  Accrued interest                                                   27,735         23,666
  Accrued self-insurance obligations                                 57,078         36,354
  Other accrued liabilities                                         128,694         82,899
  Income taxes payable                                                  588              -
                                                               ------------   ------------
    Total current liabilities                                       481,321        415,941
                                                               ------------   ------------
Long-term debt, net of current portion                            1,440,810      1,610,421
Obligations under capital leases, net of current portion            103,257        101,083
Other long-term liabilities                                          41,829         42,590
Deferred income taxes                                                 6,672         10,906
                                                               ------------   ------------
    Total liabilities                                             2,073,889      2,180,941
                                                               ------------   ------------
Minority interest                                                    20,803         20,838
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7%
  convertible junior subordinated debentures of the Company         345,000             --

Stockholders' equity:
  Preferred stock                                                     2,786          2,786
  Common stock                                                          602            596
  Additional paid-in capital                                        679,665        686,642
  Retained earnings (deficit)                                       (38,250)        14,932
  Accumulated other comprehensive income                              3,552          1,766
                                                               ------------   ------------
                                                                    648,355        706,722
                                                               ------------   ------------
  Less:
  Unearned compensation                                              12,055         14,203
  Common stock held in treasury                                      26,931         25,574
  Grantor stock trust                                                31,311         42,205
                                                               ------------   ------------
    Total stockholders' equity                                      578,058        624,740
                                                               ------------   ------------
    Total liabilities and stockholders' equity                   $3,017,750     $2,826,519
                                                               ------------   ------------
                                                               ------------   ------------

See accompanying notes to consolidated financial statements.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS (Loss)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                     1998           1997
                                                              ---------------   ---------------
                                                              (In thousands, except share data)
Total net revenues                                                 $826,294       $516,648
                                                              ---------------   ---------------
Costs and expenses:

  Operating                                                         683,022        435,371
  Corporate general and administrative                               45,493         22,752
  Provision for losses on accounts receivable                        10,074          3,798
  Depreciation and amortization                                      24,364         15,039
  Interest, net                                                      36,536         19,704
  Loss on sale of assets                                              7,802             --
  Litigation and investigation costs                                 30,256             --
  Merger expenses                                                    25,560             --
                                                              -------------     ----------
    Total costs and expenses                                        863,107        496,664
                                                              -------------     ----------

Dividends on convertible preferred securities of subsidiary           3,771             --

Earnings (loss) before income taxes and extraordinary loss          (40,584)        19,984

Income taxes                                                         10,272          9,090
                                                              -------------     ----------
Earnings (loss) before extraordinary loss                           (50,856)        10,894

Extraordinary loss from early extinguishment of debt, net
  of income tax benefit of $3,709                                    10,120             --
                                                              -------------     ----------
Net earnings (loss)                                                ($60,976)       $10,894
                                                              -------------     ----------
                                                              -------------     ----------
Net earnings (loss) per common and common equivalent share:

  Net earning (loss) before extraordinary loss:
    Basic                                                            ($0.93)         $0.21
                                                              -------------     ----------
                                                              -------------     ----------
    Diluted                                                          ($0.93)         $0.20
                                                              -------------     ----------
                                                              -------------     ----------
  Net earnings (loss):
    Basic                                                            ($1.12)         $0.21
                                                              -------------     ----------
                                                              -------------     ----------
    Diluted                                                          ($1.12)         $0.20
                                                              -------------     ----------
                                                              -------------     ----------
Weighted average number of common and common equivalent
  shares outstanding:
  Basic                                                              54,534         53,263
                                                              -------------     ----------
                                                              -------------     ----------
  Diluted                                                            54,534         58,623
                                                              -------------     ----------
                                                              -------------     ----------

See accompanying notes to consolidated financial statements.

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                               (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                             --------------------------------
                                                                   1998             1997
                                                             ---------------   ------------
                                                             (In thousands, except share data)
Total net revenues                                               $1,637,011       $981,670
                                                              -------------     ----------
Costs and expenses:

  Operating                                                       1,361,972        820,155
  Corporate general and administrative                               88,345         42,411
  Provision for losses on accounts receivable                        18,413          8,477
  Depreciation and amortization                                      46,429         28,348
  Interest, net                                                      76,133         34,543
  Loss on sale of assets                                              7,802             --
  Litigation and investigation costs                                 30,256             --
  Merger expenses                                                    25,560             --
                                                              -------------     ----------
  Total costs and expenses                                        1,654,910        933,934
                                                              -------------     ----------

Dividends on convertible preferred securities of subsidiary           3,771             --

Earnings (loss)  before income taxes and extraordinary loss         (21,670)        47,736

Income taxes                                                         23,862         19,700
                                                              -------------     ----------
Earnings (loss) before extraordinary loss                           (45,532)        28,036

Extraordinary loss                                                   10,120             --
                                                              -------------     ----------
Net earnings (loss)                                                ($55,652)       $28,036
                                                              -------------     ----------
                                                              -------------     ----------
Net earnings (loss) per common and common equivalent share:

  Net earnings (loss) before extraordinary loss
    Basic                                                            ($0.83)         $0.53
                                                              -------------     ----------
                                                              -------------     ----------
    Diluted                                                          ($0.83)         $0.51
                                                              -------------     ----------
                                                              -------------     ----------
Net earnings (loss)
    Basic                                                            ($1.02)         $0.53
                                                              -------------     ----------
                                                              -------------     ----------
    Diluted                                                          ($1.02)         $0.51
                                                              -------------     ----------
                                                              -------------     ----------
Weighted average number of common and common equivalent
  shares outstanding:
  Basic                                                              54,648         53,251
                                                              -------------     ----------
                                                              -------------     ----------
  Diluted                                                            54,648         58,547
                                                              -------------     ----------
                                                              -------------     ----------

See accompanying notes to consolidated financial statements.

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------
                                                                   1998             1997
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   (In thousands)
  Net earnings                                                     ($55,652)       $28,036

  Extraordinary loss                                                 10,120             --

  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
      Depreciation and amortization                                  46,905         28,348
      Provision for losses on accounts receivable                    18,412          7,745
      Other, net                                                      4,232          2,032
      Changes in operating assets and liabilities:
        Accounts receivable                                        (148,568)       (75,471)
        Other current assets                                        (28,020)        11,510
        Other current liabilities                                    95,957         45,657
        Income taxes payable                                           (830)        16,803
                                                              -------------     ----------
        Net cash provided by (used for) operating activities        (57,444)        64,660
                                                              -------------     ----------
Cash flows from investing activities:
  Capital expenditures, net                                         (70,345)       (33,107)
  Acquisitions, net of cash acquired                                (35,381)      (183,042)
  Proceeds from sale and leaseback of property and equipment         16,833         43,768
  Increase in long-term notes receivable                            (17,275)       (37,869)
  Other assets expenditures                                         (14,780)         2,089
                                                              -------------     ----------
        Net cash used for investing activities                     (120,948)      (208,161)
                                                              -------------     ----------
Cash flows from financing activities:
  Long-term debt borrowings                                         172,698        153,597
  Long-term debt repayments                                        (331,319)       (16,489)
  Net proceeds from issuance of convertible preferred
    securities of subsidiary                                        334,171             --
  Net proceeds from issuance of common stock                          2,617          3,507
  Purchases of treasury stock                                        (1,357)            --
  Other financing activities                                         (4,459)         1,139
                                                              -------------     ----------
        Net cash provided by financing activities                   172,351        141,754
                                                              -------------     ----------
Effect of exchange rate on cash and cash equivalents                   (449)        (1,779)
                                                              -------------     ----------
Net decrease in cash and cash equivalents                            (6,490)        (3,526)

Cash and cash equivalents at beginning of period                     32,684         15,209
                                                              -------------     ----------
Cash and cash equivalents at end of period                          $26,194        $11,683
                                                              -------------     ----------
                                                              -------------     ----------

See accompanying notes to consolidated financial statements.
(Continued on next page)


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------
                                                                   1998             1997
                                                               -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest net of $1,111 and $964 capitalized
      during the six months ending June 30, 1998
      and 1997, respectively                                       75,484           35,213

    Income taxes                                                  (20,083)          (7,283)

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

  The Company's acquisitions during the six months ended
    June 30, 1998 and 1997 involved the following:
    Fair value of assets acquired                                  43,903          343,467
    Liabilities assumed                                            (6,288)        (178,052)
    Cash payments made to former APTA shareholders                     --           17,817
    Fair value of stock and warrants issued                        (2,235)            (190)
                                                              -------------     ----------
    Cash payments made, net of cash received from others          $35,380         $183,042
                                                              -------------     ----------
                                                              -------------     ----------

See acompanying notes to consolidated financial statements.

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 1998 and December 31, 1997, the consolidated results of its operations for the three and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A2 for the year ended December 31, 1997. The Company's financial statements have been restated to reflect the results of operations and financial position of Retirement Care Associates, Inc. ("RCA") which was acquired in a business combination accounted for as a pooling of interests (see Note 2). The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

     The adoption of SFAS 130 did not impact the calculations of net earnings or earnings per share, nor did it impact reported assets, liabilities or total stockholders' equity. It did impact the presentation of stockholders' equity within the balance sheet and will result in the presentation of comprehensive income within the annual financial statements, which must be displayed with the same prominence as other financial statements. Within the annual financial statements, the Company will report comprehensive income in the statement of stockholders'equity.

NEWLY ISSUED PRONOUNCEMENTS

     On April 3, 1998, the Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 31, 1998. Initial application will result in the estimated write-off of

$13.2 million in pre-opening and organizational costs on January 1, 1999, which will be reported as a cumulative effect of a change in accounting principle.

     In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which will be effective January 1, 2000, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as hedging instrument. The Company is studying the impact of the new standard, and is unable to predict at this time the impact on its financial statements.

SPECIAL CHARGES

     MERGER EXPENSES

     In connection with the merger of RCA, the Company charged against the earnings of the combined company $25.6 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to the headcount reductions, the write-off of certain intangibles and property and equipment. At June 30, 1998, liabilities for approximately $3.3 million in severance and related costs and $15.2 million for costs remaining on the balance sheet. The Company expects to complete its consolidation of operations by the end of 1998.

     LITIGATION AND INVESTIGATION COSTS

     The Company recorded a charge of $30.3 million during the three months ended June 30, 1998 for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes amounts provided for (i) the settlement of shareholder class action litigation against RCA (see footnote 2) and anticipated costs related to other shareholder actions against RCA and its former directors, officers and advisors; (ii) the settlement of a shareholder suit related to the Company's acquisition in 1995 of SunCare (see footnote 5(b)); (iii) anticipated costs related to certain state regulatory investigations of RCA's operations for matters which occurred prior to the Company's acquisition of RCA; and (iv) estimated costs to resolve the ongoing investigation by the Connecticut Department of Social Services ("DSS") (see footnote 5(a)).

     LOSS ON SALE OF ASSETS

     The Company recorded a $5.4 million charge in the three months ended June 30, 1998 from the anticipated sale of five nursing homes in the third quarter of 1998 and for certain adjustments in the sale price of three nursing homes sold in 1996. The Company also recorded an additional $2.4 million loss on its anticipated sale of its outpatient rehabilitation clinics in Canada. In 1997 the Company recorded a $7.0 million loss in order to reduce the carrying value of its Canadian operations to fair value based on its estimates of selling value and of costs to sell.

2.   ACQUISITIONS

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in seven states in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. Under the amended terms of the merger agreement the Company issued approximately 7,839,000 shares of its common stock (valued at $114.6 million based upon the closing price of $14.625 per share as of June 30, 1998) for all of the outstanding common stock of RCA and certain redeemable preferred shares of RCA. The Company also issued 298,334 shares of its Series B Convertible Preferred Stock in exchange for the outstanding shares of RCA's Series F Preferred Stock, which is convertible into 287,892 shares of Sun common stock valued at $2.8 million at June 30, 1998. In addition, the Company assumed approximately $170.4 million of indebtedness excluding $19.8 million of indebtedness eliminated in consolidation. The merger was accounted for as a pooling of interests, and accordingly the financial statements have been restated to include the accounts and operations of RCA for all periods prior to the merger.

     On June 30, 1998, the Company also acquired the remaining 35% of Contour. The Company issued approximately 1,771,000 shares of its common stock (valued at $25.9 million based upon the closing price of $14.625 per share as of June 30, 1998) for the remaining outstanding Contour common stock. The acquisition was accounted for as a purchase and resulted in $66.7 million of additional goodwill.

     On November 25, 1997, the Company, RCA and representatives of the plaintiffs in certain pending class actions against RCA and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in other long-term assets as of June 30, 1998. The settlement is is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

     Separate results of the operations for the periods presented prior to the consummation of the merger are as follows (in thousands):

                                                        THREE MONTHS                  SIX MONTHS
                                                        ENDED JUNE 30,               ENDED JUNE 30,
                                                     1998            1997          1998            1997
                                                     ----            ----          ----            ----
Net revenues:
   Sun                                              $753,269       $447,545     $1,494,760       $846,182
   RCA                                                92,138         71,286        176,722        137,723
     (less intercompany revenues)                    (19,114)        (2,183)       (34,470)        (2,235)
                                                    --------       --------     ----------       --------
                                                    $826,293       $516,648     $1,637,012       $981,670
                                                    --------       --------     ----------       --------
                                                    --------       --------     ----------       --------
Net earnings (loss):
   Sun                                              $(29,514)       $17,821       $(11,127)       $33,759
   RCA                                               (31,463)        (6,927)       (44,525)        (5,723)
                                                    --------       --------     ----------       --------
                                                    $(60,977)       $10,894       $(55,652)       $28,036
                                                    --------       --------     ----------       --------
                                                    --------       --------     ----------       --------

     In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States. Total consideration for the shares acquired was approximately $367.2 million. The total fair value of Regency's assets acquired, including goodwill of approximately $412.2 million, was approximately $736.6 million, and liabilities assumed totaled approximately $354.7 million. Recorded purchase liabilities included approximately $11.2 million for severance and related costs and $2.0 million for costs associated with the shut down of certain acquired pharmacies and home health service agencies that will be consolidated with the Company's existing facilities. At June 30, 1998, liabilities for approximately $1.4 million in severance costs and $1.8 million for facility related costs remained on the balance sheet. The Company expects to complete its consolidation of pharmacies and home health agencies including the termination of pharmacy, home health service agency and corporate employees by the end of the third quarter of 1998.

     The acquisition of Regency was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited proforma results for the three and six months ended June 30, 1997 assume that the acquisition occurred as of January 1, 1997 (in thousands, except per share data):

                                        THREE MONTHS           SIX MONTHS
                                    ENDED JUNE 30, 1997   ENDED JUNE 30, 1997
Net revenues                          $       678,923        $    1,302,477
                                      ---------------        --------------
                                      ---------------        --------------

Net earnings                          $        10,802        $       27,488
                                      ---------------        --------------
                                      ---------------        --------------
Net earnings per share:
   Basic                              $          0.20        $         0.52
                                      ---------------        --------------
                                      ---------------        --------------
   Diluted                            $          0.20        $         0.50
                                      ---------------        --------------
                                      ---------------        --------------

     In addition, during the three months ended June 30, 1998, the Company acquired from various third parties the net ownership of, leasehold rights to or the management contracts of 3 long-term care facilities in the United Kingdom. Also during the three months ended June 30, 1998, the Company acquired 4 pharmacies in the United States. The pro forma impact of these acquisitions is immaterial.

3.   LONG-TERM DEBT AND CONVERTIBLE TRUST ISSUED SECURITIES

     In May 1998, the Company issued $345 million of 7% convertible trust issued preferred securities and $150 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively, the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of Common Stock, par value $0.01 per share, of Sun, (equivalent to an initial conversion price of $20.13 per share of Sun Common Stock). $300 million of the net proceeds from the Offerings were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remaining $179.1 million of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Senior Credit Facility (which amounts may be subsequently reborrowed). As a result of the permanent repayment of borrowings under the term loan portion of the Company's Senior Credit Facility, the Company recorded an extraordinary loss of $6.4 million, net of income tax benefit of $3.7 million.

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

     Under the interest rate swap transactions, the Company will be a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates is based on an equally weighted average of the interest rates of the LIBOR rates of Germany and Switzerland and the Bank Bill rate of Australia except that on May 1, 2001 the LIBOR of the United Kingdom will replace the LIBOR of Switzerland with respect to the $300 million swap having a maturity date of May 2008. All payments will be denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:

            NOTIONAL    MATURITY           INTEREST RATE               MAXIMUM INTEREST
             AMOUNT       DATE          RECEIVE      PAY (1)               RATE PAID
             ------       ----          -------      -------               ---------
          $300,000,000   5/2003         5.69%(2)       5.53%          7.0%
          $300,000,000   5/2008         7.00%(3)       6.35%          7.0%  (5/1998-5/2001)
                                                                      8.5%  (5/2001-5/2008)
          $250,000,000   7/2002         9.50%(3)       8.95%          9.5%  (5/1998-4/2000)
                                                                      10.5% (4/2000-7/2002)

(1) An index of foreign interest rates, reset quarterly (see above description).
(2)  U.S. LIBOR, reset quarterly.
(3)  Fixed.

4.   COMMITMENTS

     (a)  CONSTRUCTION COMMITMENTS

     As of June 30, 1998, the Company had capital commitments of approximately $15.8 million, including a corporate office building and a long-term care facility, and various contracts related to improvements to existing facilities in the United States, and capital commitments of approximately L0.85 million ($1.4 million as of June 30, 1998) in the United Kingdom.

     (b)  FINANCING COMMITMENTS

     The Company has advanced $44.3 million and has agreed to advance up to $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's Senior Credit Facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. As of June 30, 1998, five assisted living facilities were under development. Construction was completed on two facilities during the six months ended June 30, 1998. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

5.   NET EARNINGS (LOSS) PER SHARE

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

     Earnings per share is calculated as follows for the three and six months ended June 30, (in thousands, except per share data):

                                            THREE MONTHS                  SIX MONTHS
                                           ENDED JUNE 30,                ENDED JUNE 30,
                                        1998           1997           1998            1997
                                        ----           ----           ----            ----
BASIC:
Net earnings (loss)                   $(60,977)       $10,894       $(55,652)       $28,036
                                      ---------       -------       ---------       -------
                                      ---------       -------       ---------       -------
Weighted average shares
   outstanding                          54,534         53,263         54,648         53,251
                                      --------        -------       --------        -------
                                      --------        -------       --------        -------
Earnings (loss) per share:
   Net earnings (loss)                  $(1.12)         $0.21         $(1.02)         $0.53
                                      ---------       -------       ---------       -------
                                      ---------       -------       ---------       -------
DILUTED:
Net earnings used in basic
   calculation                              --        $10,894             --        $28,036
Net income impact of assumed
   conversion                               --            854             --          1,709
                                          -----       -------           -----       -------
Adjusted net earnings                       --        $11,748             --        $29,745
                                          -----       -------           -----       -------
                                          -----       -------           -----       -------
Weighted average shares used
   in basic calculation                     --         53,263             --         53,251


Effect of dilutive securities:
   Stock options and warrants               --            645             --            580
   Assumed conversion of
     convertible debt                       --          4,715             --          4,715
                                          -----       -------           -----       -------
Weighted average common and
   common equivalent shares
   outstanding                              --         58,623             --         58,547
                                          -----       -------           -----       -------
                                          -----       -------           -----       -------
Earnings per shares:
   Net earnings                             --          $0.20             --          $0.51
                                          -----       -------           -----       -------
                                          -----       -------           -----       -------

6.   OTHER EVENTS

(a)  GOVERNMENT INVESTIGATION

     In January 1995, the Company learned that two of its subsidiaries were the subject of a pending Federal investigation. The investigating agencies were the United States Department of Health and Human Services' Office of the Inspector General ("OIG") and the United States Department of Justice. Although the government never specified the full scope of the investigation, it focused principally on whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for unnecessary or unordered therapy services to residents of skilled nursing facilities; and whether the Company's long term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

     In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. Recently the OIG informed the Company that it had no present intention of initiating any civil or administrative actions against the Company or any individuals or seeking monetary damages or other relief with respect to the issues in the Federal Investigation, and the Civil Division of the Department of Justice similarly informed the Company that it has determined not to proceed any further at this time with the Federal Investigation. No assurance can be given that the government will not proceed with any investigation at a later time or initiate additional investigations based on the same or other legal or regulatory concerns.

     In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. Since 1997, the investigation has also covered information for the 1995 cost year as well as cost reporting periods prior to 1993. The information under review includes submissions and representations by the long-term care subsidiary and the Company's chief executive officer. The evidentiary phase of the hearing has concluded. The Company and the DSS have had settlement discussions. However, the Company is unable to determine at this time when the proceedings will be concluded or, if no settlement is reached, whether the DSS will seek further administrative action or Medicaid reimbursement sanctions. No assurance can be given that a settlement will in fact occur or whether any such settlement or other outcome of the investigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

(b)  LITIGATION

     On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. On May 21, 1998, the Company and the Plaintiffs agreed to settle the action for $7.4 million. On June 9, 1998, the Court approved the settlement and entered an order of dismissal.

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

6.   SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Convertible Subordinated Debentures and the 11 3/4% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                    JUNE 30,     DECEMBER 31,
                                                      1998           1997
                                                   ----------    ------------
Current assets                                      $125,089       $108,232
Noncurrent assets                                    391,224        391,048
Current liabilities                                    9,945         26,016
Noncurrent liabilities                                71,093         72,373
Due to parent                                        215,455        165,207

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                              ------------------            ----------------
                                             1998           1997           1998           1997
                                             ----           ----           ----           ----
Net revenues                               $150,451       $126,589       $295,082       $247,948
Costs and expenses                          137,546        119,664        273,652        235,792
Earnings before intercompany
   charges and income taxes                  12,905          6,925         21,430         12,156
Intercompany charges (1)                     24,830         17,976         49,095         34,331

Earnings (loss) before income
    taxes                                   (11,925)       (11,051)       (27,665)       (22,175)
Income taxes (benefit)                       (5,039)        (4,241)       (11,802)        (8,648)

Net earnings (loss)                          (6,886)       ($6,810)      ($15,863)      ($13,527)

------------------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $12.8 million and $7.9 million for the three months ended June 30, 1998 and 1997, respectively; and $24.2 million and $15.4 million for the six months ended June 30, 1998 and 1997, respectively. Royalty fees charged to Mediplex for the three months ended June 30, 1998 and 1997 for the use of Sun trademarks were $3.0 million and $1.8 million, respectively; and $5.6 million and $3.5 million for the six months ended June 30, 1998 and 1997, respectively. Intercompany interest charged to Mediplex for the three months ended June 30, 1998 and 1997 for advances from Sun was $9.0 million and $8.3 million, respectively; and $19.3 million and $15.4 million for the six months ended June 30, 1998 and 1997, respectively.

7.   SUMMARIZED CONSOLIDATING INFORMATION

     In connection with the Company's offering of $250.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes") in July 1997, and $150.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2008, in May 1998 (the 9 3/8% Notes, collectively the "Notes"), all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

     The Company conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the Company's subsidiaries to transfer funds to the Company, except as provided by appropriate law.

     Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company, the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to the investors.


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATING BALANCE SHEET

                                                    As of December 31, 1997

                                                                  Combined         Combined
                                                     Parent       Guarantor     Non-Guarantor
                                                     Company     Subsidiaries    Subsidiaries   Elimination    Consolidated
                                                   ----------  ---------------  --------------  -----------    ------------
                                                                                (in thousands)
Current assets:
  Cash and cash equivalents                          $(1,581)       $31,674         $2,591           $-          $32,684
  Accounts receivable, net                               -          496,184         58,341           (317)       554,208
  Other receivables                                   11,288         19,591          8,414            -           39,293
  Prepaids and other assets                              596         52,780          6,599            -           59,975
  Deferred tax asset                                  16,546          4,554            -              -           21,100
                                                   ----------    -----------    -----------    -----------    ----------
    Total current assets                              26,849        604,783         75,945           (317)       707,260
                                                   ----------    -----------    -----------    -----------    ----------
  Property and equipment, net                         30,805        367,503        392,809            -          791,117
  Goodwill, net                                          -          876,828        169,401            -        1,046,229
  Notes receivable                                    60,080          2,784         13,448            -           76,312
  Other assets, net                                  701,039         71,011         23,833       (611,846)       184,037
  Deferred tax assets                                 19,077            -            2,487            -           21,564
                                                   ----------    -----------    -----------    -----------    ----------
    Total assets                                    $837,850     $1,922,909       $677,923      $(612,163)    $2,826,519
                                                   ----------    -----------    -----------    -----------    ----------
                                                   ----------    -----------    -----------    -----------    ----------
Current liabilities:
  Current portion of long-term debt                   $5,000        $41,577        $38,884           $-          $85,461
  Current portion of obligations under capital
    leases                                               262          1,415            377            -            2,054
  Accounts payable                                    34,031         55,374          6,780           (317)        95,868
  Accrued compensation and benefits                   21,870         61,144          6,625            -           89,639
  Accrued interest payable                            16,477          4,448          2,741            -           23,666
  Self insurance accrual                                 369         36,187           (202)           -           36,354
  Other accrued liabilities                            6,028         41,592         35,279            -           82,899
  Income taxes payable                                   -              -              -              -              -
  Deferred income taxes - short term                     -              -              -              -              -
                                                   ----------    -----------    -----------    -----------    ----------
    Total current liabilities                         84,037        241,737         90,484           (317)       415,941
                                                   ----------    -----------    -----------    -----------    ----------
Long-term debt, net of current portion             1,303,377        215,074         91,970            -        1,610,421
Obligations under capital leases, net of
  current portion                                         17         24,284         76,782            -          101,083
Other long-term liabilities                              -           41,917            673            -           42,590
Deferred tax liabilities                              (2,480)         1,099         12,287            -           10,906
                                                   ----------    -----------    -----------    -----------    ----------
    Total liabilities                              1,384,951        524,111        272,196            317      2,180,941
                                                   ----------    -----------    -----------    -----------    ----------
Intercompany balances                             (1,164,154)     1,058,101        113,895         (7,842)           -
Minority interest                                        -            4,553         16,285            -           20,838
Total stockholders' equity                           617,053        336,144        275,547       (604,004)       624,740
                                                   ----------    -----------    -----------    -----------    ----------
    Total liabilities and
      stockholders' equity                          $837,850     $1,922,909       $677,923      ($612,163)    $2,826,519
                                                   ----------    -----------    -----------    -----------    ----------
                                                   ----------    -----------    -----------    -----------    ----------


(1) Through various intercompany agreements entered into by the Company, the Guarantors, and cetain of the non-Guarantor subsidiaries, the Compnay provides management services, and acts on behalf of the Guarantors and certain of the non-Guarantors subsidiaries to make financing available for their operations. The Company charged the Guarantors for management services totaling $47.4 million and $23.6 million for the periods ended March 31, 1998 and 1997, respectively.
     The Company charged non-Guarantor subsidiaries for management services totaling $0.6 million and $0.3 million for the periods ended March 31, 1998 and 1997, respectively. Intercompany interest charged to the Guarantors for the periods ended March 31, 1998 and 1997 for advances from the Company were $37.2 million, and $14.3 million, respectively.
     Intercompany interest charged to the non-Guarantor subsidiaries for the three months ended March 31, 1998 and 1997 for advances from the Company was $0.8 million and $0.6 million, respectively.



                                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATING BALANCE SHEET

                                                As of June 30, 1998

                                                                   Combined       Combined
                                                    Parent        Guarantor     Non-Guarantor
                                                    Company      Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                   -----------  --------------  --------------  -----------   ------------
                                                                               (in thousands)
Current assets:
  Cash and cash equivalents                      $   (11,019)   $    32,249     $    4,963      $       -     $    26,194
  Accounts receivable, net                               -          595,774         68,682           (2,311)      662,145
  Other receivables                                   13,004         29,949          8,216              -          51,169
  Prepaids and other assets                            4,272         51,973          7,239              -          63,484
  Deferred tax asset                                  18,823          3,700          1,338              -          23,860
                                                 -----------    -----------     ----------      -----------  ------------
    Total current assets                              25,080        713,645         90,438           (2,311)      826,852
                                                 -----------    -----------     ----------      -----------  ------------

  Property and equipment, net                         47,644        390,876        396,912              -         835,432
  Goodwill, net                                          -          882,054        175,867              -       1,057,921
  Notes receivable                                    75,404            862         13,448              -          89,714
  Other assets, net                                   90,546         70,579         26,935              -         188,060
  Investment in subsidiaries                         553,933            -              -           (553,933)          -
  Deferred tax assets                                 19,771            -              -                -          19,771
                                                 -----------    -----------     ----------      -----------  ------------
    Total assets                                 $   812,378    $ 2,058,016     $  703,600        $(556,244)  $ 3,017,750
                                                 -----------    -----------     ----------      -----------  ------------
                                                 -----------    -----------     ----------      -----------  ------------

Current liabilities:
  Current portion of long-term debt              $    10,000    $    41,564     $   33,842      $       -     $    85,406
  Current portion of obligations under capital
    leases                                             1,034          2,177            289              -           3,500
  Accounts payable                                    53,273         16,472          7,952           (2,311)       75,386
  Accrued compensation and benefits                   22,983         66,651         13,300              -         102,934
  Accrued interest                                    19,449          4,842          3,444              -          27,735
  Accrued self-insurance obligations                   6,463         50,402            213              -          57,078
  Other accrued liabilities                           26,529         74,018         28,147              -         128,694
  Income taxes payable                                   -              588            -                -             588
                                                 -----------    -----------     ----------      -----------  ------------
    Total current liabilities                        139,731        256,714         87,187           (2,311)      481,321
                                                 -----------    -----------     ----------      -----------  ------------

Long-term debt, net of current portion             1,136,695        206,410         97,705              -       1,440,810
Obligations under capital leases, net of
  current portion                                        195         26,831         76,232              -         103,257
Other long-term liabilities                               -          39,551          2,278              -          41,829
Deferred tax liabilities                              (4,363)         1,099          9,936              -           6,672
                                                 -----------    -----------     ----------      -----------  ------------
    Total liabilities                              1,272,258        530,605        273,338           (2,311)    2,073,889
                                                 -----------    -----------     ----------      -----------  ------------
Intercompany advances                             (1,382,938)     1,245,394        137,544            -              -
Minority interest                                        -            5,257         15,545            -            20,803
Company-obligated manditorily redeemable             345,000            -              -              -           345,000
  convertible preferred securities of a
  subsidiary trust holding solely 7%
  convertible junior subordinated
  debentures of the Company

Total stockholders' equity                           578,058        276,760        277,173         (553,933)      578,058
                                                 -----------    -----------     ----------      -----------  ------------
    Total liabilities and stockholders' equity   $   812,378    $ 2,058,016     $  703,600      $  (556,244) $  3,017,750
                                                 -----------    -----------     ----------      -----------  ------------
                                                 -----------    -----------     ----------      -----------  ------------


                                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATING STATEMENTS OF EARNINGS

                                      For the Three Months Ended June 30, 1997

                                                                   Combined      Combined
                                                     Parent       Guarantor    Non-Guarantor
                                                     Company     Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                    ---------   -------------- ---------------  -----------   -------------
                                                                               (in thousands)
Total net revenues                                  $    372       $437,226       $ 80,995        $(1,945)      $516,648
                                                   ---------    ------------   -----------      -----------   ------------
Costs and expenses:
  Operating                                              -          369,271         68,045         (1,945)       435,371
  Corporate general and administrative                13,247          6,058          3,447            -           22,752
  Provision for losses on accounts                                      -              -              -
    receivable                                           -            3,595            203            -            3,798
  Depreciation and amortization                        1,157          9,838          4,044            -           15,039
  Interest, net                                        9,118          6,170          4,416            -           19,704
  Equity interest in (earnings) loss of                  -              -              -              -
    subsidiaries                                       4,626            -              -           (4,626)           -
                                                   ---------    ------------   -----------      -----------   ------------
      Total costs and expenses                        28,148        394,932         80,155         (6,571)       496,664
                                                   ---------    ------------   -----------      -----------   ------------

Earnings (loss) before income taxes and
  intercompany charges                               (27,776)        42,294            840          4,626         19,984

Intercompany charges                                 (46,636)        45,718            918            -              -
                                                   ---------    ------------   -----------      -----------   ------------

Earnings (loss) before income taxes                   18,860         (3,424)           (78)         4,626         19,984

Income taxes                                           7,966            907            217            -            9,090
                                                   ---------    ------------   -----------      -----------   ------------
Earnings before extraordinary losses                  10,894         (4,331)          (295)         4,626         10,894

Extraordinary loss                                       -              -              -              -              -
                                                   ---------    ------------   -----------      -----------   ------------
Net earnings                                        $ 10,894       $  (4,331)     $   (295)       $ 4,626       $ 10,894
                                                   ---------    ------------   -----------      -----------   ------------
                                                   ---------    ------------   -----------      -----------   ------------

                                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATING STATEMENTS OF EARNINGS

                                      For the Six Months Ended June 30, 1997

                                                                  Combined      Combined
                                                     Parent      Guarantor    Non-Guarantor
                                                     Company    Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                   ----------  -------------- --------------  ------------- --------------
                                                                              (in thousands)
Total net revenues                                 $   1,356       $833,554     $  150,380       $ (3,620)    $  981,670
                                                 ------------  -------------- --------------  ------------- --------------
Costs and expenses:
  Operating                                              -          696,905        126,870         (3,620)       820,155
  Corporate general and administrative                24,891         10,767          6,753            -           42,411
  Provision for losses on accounts
    receivable                                           -            8,092            385            -            8,477
  Depreciation and amortization                        2,116         18,610          7,622            -           28,348
  Interest, net                                       16,612         10,524          7,407            -           34,543
  Equity interest in (earnings) loss of
    subsidiaries                                        (672)           -               -             672            -
                                                 ------------  -------------- --------------  ------------- --------------
      Total costs and expenses                        42,947        744,898        149,037         (2,948)       933,934
                                                 ------------  -------------- --------------  ------------- --------------

Earnings (loss) before income taxes and
  intercompany charges                               (41,591)        88,656          1,343           (672)        47,736

Intercompany charges                                 (85,498)        83,618          1,880            -              -
                                                 ------------  -------------- --------------  ------------- --------------

Earnings (loss) before income taxes                   43,907          5,038           (537)          (672)        47,736

Income taxes                                          15,871          3,464            365            -           19,700
                                                 ------------  -------------- --------------  ------------- --------------

Net earnings                                       $  28,036       $  1,574     $     (902)      $   (672)    $   28,036
                                                 ------------  -------------- --------------  ------------- --------------
                                                 ------------  -------------- --------------  ------------- --------------


                                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATING STATEMENTS OF EARNINGS

                                    For the Three Months Ended June 30, 1998

                                                                     Combined       Combined
                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                   -------------  -------------- --------------  -------------  ------------
                                                                                 (in thousands)
Total net revenues                                  $    502       $   721,322     $  110,750     $   (6,280)   $   826,294
                                                   -------------  -------------- --------------  -------------  ------------

Costs and expenses:
  Operating                                              -             592,539         96,763         (6,280)       683,022
  Corporate general and administrative                28,916            11,971          4,606            -           45,493
  Provision for losses on accounts
    receivable                                           -               9,787            287            -           10,074
  Depreciation and amortization                        1,602            17,037          5,725            -           24,364
  Interest, net                                       26,055             6,057          4,424            -           36,536
  Loss on sale of assets                               2,400             5,402            -              -            7,802
  Litigation and investigation costs                   8,000            22,256            -              -           30,256
  Merger expenses                                     10,478            15,082            -              -           25,560
  Equity interest in (earnings) loss of                  -                 -              -                             -
    subsidiaries                                      54,760               -              -          (54,760)           -
                                                   -------------  -------------- --------------  -------------  ------------
      Total costs and expenses                       132,211           680,131        111,805        (61,040)       863,107
                                                   -------------  -------------- --------------  -------------  ------------


Dividends on convertible preferred securities          3,771               -              -              -            3,771
  of subsidiary
                                                   -------------  -------------- --------------  -------------  ------------
Earnings (loss) before income taxes,
  extraordinary loss and intercompany
  charges                                           (135,480)           41,191         (1,055)        54,760        (40,584)

Intercompany charges                                 (93,668)           91,877          1,791            -              -
                                                   -------------  -------------- --------------  -------------  ------------
Earnings (loss) before income taxes
  and extraordinary loss                             (41,812)          (50,686)        (2,846)        54,760        (40,584)

Income taxes                                           9,045             1,490           (263)           -           10,272
                                                   -------------  -------------- --------------  -------------  ------------
Earnings before extraordinary loss                   (50,857)          (52,176)        (2,583)        54,760        (50,856)

Extraordinary loss                                    10,120               -              -              -           10,120
                                                   -------------  -------------- --------------  -------------  ------------

Net earnings (loss)                                 $(60,977)      $   (52,176)    $   (2,583)    $   54,760    $   (60,976)
                                                   -------------  -------------- --------------  -------------  ------------
                                                   -------------  -------------- --------------  -------------  ------------

                                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATING STATEMENTS OF EARNINGS

                                  For the Six Months Ended June 30, 1998

                                                                      Combined      Combined
                                                      Parent         Guarantor     Non-Guarantor
                                                      Company       Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                 -------------    --------------- --------------- ------------- --------------
                                                                                  (in thousands)
Total net revenues                                  $    834         $1,427,670       $216,224        $(7,717)    $1,637,011
                                                 -------------    --------------- --------------- ------------- --------------

Costs and expenses:
  Operating                                              -            1,181,220        188,469         (7,717)     1,361,972
  Corporate general and administrative                55,633             23,753          8,959            -           88,345
  Provision for losses on accounts
    receivable                                           -               17,802            611            -           18,413
  Depreciation and amortization                        3,041             32,151         11,237            -           46,429
  Interest, net                                       55,024             12,107          9,002            -           76,133
  Loss on sale of assets                               2,400              5,402                           -            7,802
  Litigation and investigation costs                   8,000             22,256            -              -           30,256
  Merger expenses                                     10,478             15,082            -              -           25,560
  Equity interest in (earnings) loss of                  -                  -
    subsidiaries                                      67,858                -              -          (67,858)           -
                                                 -------------    --------------- --------------- ------------- --------------
      Total costs and expenses                       202,434          1,309,773        218,278        (75,575)     1,654,910
                                                 -------------    --------------- --------------- ------------- --------------


Dividends on convertible preferred securities          3,771                -              -              -            3,771
  of subsidiary

Intercompany charges                                (179,767)           176,560          3,207            -              -
                                                 -------------    --------------- --------------- ------------- --------------
Earnings (loss) before income taxes
  and extraordinary loss                             (25,604)           (58,663)        (5,261)        67,858        (21,670)

Income taxes                                          19,928              4,436           (502)           -           23,862
                                                 -------------    --------------- --------------- ------------- --------------
Earnings (loss) before extraordinary
  Loss                                               (45,532)           (63,099)        (4,759)        67,858        (45,532)

Extraordinary loss                                    10,120                -              -              -           10,120
                                                 -------------    --------------- --------------- ------------- --------------

Net earnings (loss)                                 $(55,652)        $  (63,099)      $ (4,759)       $67,858     $  (55,652)
                                                 -------------    --------------- --------------- ------------- --------------
                                                 -------------    --------------- --------------- ------------- --------------


                                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATING STATEMENTS OF CASH FLOWS

                                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                 COMBINED          COMBINED
                                                 PARENT         GUARANTOR        NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES       SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                              ------------    --------------    ---------------    -------------   -------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                          $   28,036       $   1,574         $    (902)        $     (672)      $   28,036
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    for) operating activities --
    Equity in earnings in subsidiaries               (672)              -                 -                672                -
    Depreciation and amortization                   2,115          18,611             7,622                  -           28,348
    Provision for losses on accounts
      receivable                                        -           7,361               385                  -            7,745
    Other, net                                        499           1,616               (83)                 -            2,032
    Changes in operating assets and
      liabilities:
      Accounts receivable                               -         (70,898)           (4,573)                 -          (75,471)
      Other current assets                         11,874           1,667            (2,031)                 -           11,510
      Other current liabilities                     9,073          28,983             7,600                  -           45,657
      Income taxes payable                         25,852         (10,039)              990                  -           16,803
                                               ----------      ----------        ----------        -----------      -----------
  Net cash provided by (used for)
    operating activities                           76,777         (21,125)            9,008                  -           64,660
                                               ----------      ----------        ----------        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                        (2,703)        (15,938)          (14,466)                 -          (33,107)
  Acquisitions, net of cash acquired                    -         (35,243)         (147,799)                 -         (183,042)
  Proceeds from the sale
    and leaseback of property and equipment             -          30,639            13,129                  -           43,768
  Increase in long-term note receivable           (24,037)        (13,832)                -                  -          (37,869)
  Other assets expenditures                        (2,080)         10,996            (6,827)                 -            2,089
                                               ----------      ----------        ----------        -----------      -----------
    Net cash used for investing activities        (28,820)        (23,378)         (155,963)                 -         (208,161)
                                               ----------      ----------        ----------        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                       143,629          (5,035)           15,003                  -          153,597
  Long-term debt repayments                          (165)        (12,633)           (3,691)                 -          (16,489)
  Purchase of treasury stock                            -           2,959                 -                  -            2,959
  Net proceeds from issuance of common stock        1,677           1,830                 -                  -            3,507
  Financing fees paid                                (758)           (846)             (216)                 -           (1,820)
  Intercompany advances                          (197,779)         60,534           137,245                  -                -
                                               ----------      ----------        ----------        -----------      -----------
    Net cash provided by (used for) financing
      activities                                  (53,396)         46,809           148,341                  -          141,754
                                               ----------      ----------        ----------        -----------      -----------
Effect of exchange rate on cash and cash
  equivalents                                           -               -            (1,779)                 -           (1,779)
                                               ----------      ----------        ----------        -----------      -----------
Net increase (decrease) in cash and cash
  equivalents                                      (5,439)          2,306              (393)                 -           (3,526)
Cash and cash equivalents at beginning of year      2,226          11,199             1,784                  -           15,209
                                               ----------      ----------        ----------        -----------      -----------
Cash and cash equivalents at end of period     $   (3,213)      $  13,505         $   1,391         $        -       $   11,683
                                               ----------      ----------        ----------        -----------      -----------
                                               ----------      ----------        ----------        -----------      -----------

                                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                    FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                  COMBINED          COMBINED
                                                  PARENT         GUARANTOR        NON-GUARANTOR
                                                  COMPANY       SUBSIDIARIES       SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                               ------------    --------------    ---------------    -------------   --------------
                                                                                    (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                           $ (55,652)       $ (63,099)        $  (4,759)         $   67,858       $  (55,652)
  Extraordinary loss                               10,120                                                                  10,120
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    for) operating activities --
    Equity in earnings in subsidiaries             67,858                -                 -             (67,858)               -
    Depreciation and amortization                   3,042           32,626            11,237                   -           46,905
    Provision for losses on accounts
      receivable                                        -           17,801               611                   -           18,412
    Other, net                                      4,705             (338)             (134)                  -            4,232
    Changes in operating assets and
      liabilities:
      Accounts receivable                               -         (138,179)          (10,389)                  -         (148,568)
      Other current assets                        (10,367)         (15,615)           (2,038)                  -          (28,020)
      Other current liabilities                    45,329           50,008               620                   -           95,957
      Income taxes payable                             51              368            (1,249)                  -             (830)
                                                ---------        ---------         ---------          ----------       ----------
  Net cash provided by (used for)
    operating activities                           65,085         (116,428)           (6,101)                  -          (57,444)
                                                ---------        ---------         ---------          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                       (19,161)         (40,784)          (10,400)                  -          (70,345)
  Acquisitions, net of cash acquired                  (16)         (33,168)           (2,197)                  -          (35,381)
  Proceeds from the sale and lease back of
   property and equipment                               -           16,833                 -                   -           16,833
  Increase in long-term note receivable           (15,324)          (1,951)                -                   -          (17,275)
  Other assets expenditures                         1,164           (2,914)           (9,358)                  -          (14,780)
                                                ---------        ---------         ---------          ----------       ----------
    Net cash used for investing activities        (37,009)         (61,984)          (21,955)                  -         (120,948)
                                                ---------        ---------         ---------          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term det borrowings                        154,894           10,379             7,425                   -          172,698
  Long-term det repayments                       (315,600)          (8,427)           (7,292)                  -         (331,319)
  Net proceeds from issuance                      330,343                -                 -                   -          330,343
  of convertible preferred
  securities of subsidiary
  Net proceeds from issuance of common stock        3,465             (848)                -                   -            2,617
  Purchases of treasury stock                      (1,357)               -                 -                   -           (1,357)
  Financing fees paid                              (1,120)             489                 -                   -             (631)
  Intercompany advances                          (208,137)         177,393            30,744                   -                -
                                                ---------        ---------         ---------          ----------       ----------
    Net cash provided by (used for) financing
      activities                                  (37,512)         178,986            30,877                   -          172,351
                                                ---------        ---------         ---------          ----------       ----------
Effect of exchange rate on cash and cash
  equivalents                                           -                -              (449)                  -             (449)
                                                ---------        ---------         ---------          ----------       ----------
Net increase (decrease) in cash and cash
  equivalents                                      (9,436)             574             2,372                   -           (6,490)
Cash and cash equivalents at beginning of year     (1,581)          31,675             2,590                   -           32,684
                                                ---------        ---------         ---------          ----------       ----------
Cash and cash equivalents at end of period      $ (11,017)       $  32,249         $   4,962          $        -       $   26,194
                                                ---------        ---------         ---------          ----------       ----------
                                                ---------        ---------         ---------          ----------       ----------


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

     The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, use of its long-term and subacute care operations as a base for expansion of its ancillary services, provision of ancillary services to nonaffiliated facilities and
expansion of ancillary services through acquisitions.   Ancillary services,
such as rehabilitation and respiratory therapy services and pharmaceutical services, have had significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities and accordingly have provided more than half of the Company's operating profits. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and sub-acute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The higher operating margins from the provision of ancillary services were primarily attributable to favorable reimbursement rates under the Medicare reimbursement system. However, effective July 1, 1998, Medicare will phase in a prospective payment system ("PPS") over four years which will provide reimbursement of all costs including ancillary service and capital-related costs at a fixed fee. The Company believes that under PPS for long-term and subacute care services it may be better able than some of its competitors to respond to the new PPS environment because it provides more types of ancillary services in-house and to nonaffiliated facilities than many of its competitors. There can be no assurance that the Company will be able to maintain its margins or that its margins will not decrease and that PPS will not have a material adverse effect on the Company's financial condition or results of operations. See "Effects from Changes in Reimbursement."

     On June 30, 1998, a wholly owned subsidiary of the Company merged with Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers in eight states in the southeastern United States. RCA also owned approximately 65% of Contour, a national provider of medical/surgical supplies. The merger was accounted for as a pooling of interests and accordingly, the financial statements have been restated to include the accounts and operations of RCA for all periods prior to the merger. In addition on June 30, 1998, the Company also acquired the remaining 35% of Contour. The acquisition was accounted for as a purchase.

     The Company's results of operations for the three and six months ended June 30, 1998 and 1997 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the

Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical service operations.

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

     At June 30, 1998, the Company operated 421 facilities with 48,392 licensed beds in the United States including 98 RCA facilities with 11,235 licensed beds, 155 facilities with 8,731 licensed beds in the United Kingdom, nine facilities with 1,530 licensed beds in Spain, 13 facilities with 996 licensed beds in Germany and six facilities with 353 licensed beds in Australia. During the six months ended June 30, 1998, the Company acquired a net 2 facilities with 228 licensed beds in the United States and one facility with 58 licensed beds in the United Kingdom. Also, during the six months ended June 30, 1998, the Company developed and opened two facilities in the United Kingdom with a total of 156 licensed beds.

     At December 31, 1997, the Company operated 419 facilities with 47,890 licensed beds in the United States including 98 RCA facilities with 11,235 licensed beds and 137 facilities with 7,837 licensed beds in the United Kingdom, 8 facilities with 1,328 licensed beds in Spain, 11 facilities with 930 licensed beds in Germany and 6 facilities with 353 licensed beds in Australia. In addition to Regency and Ashbourne, during 1997, the Company acquired 54 facilities in the United States and 9 facilities in the United Kingdom, resulting in a total increase of 6,399 and 476 licensed beds in the United States and United Kingdom, respectively. Also, in 1997 the Company developed and opened one facility in the United States and 9 facilities in the United Kingdom with a total of 154 and 604 licensed beds in the United States and United Kingdom, respectively.

     The Company's therapy service operations, include the provision of physical, occupational and speech therapy, the provision of respiratory care, the provision of additional ancillary healthcare services, such as dentistry, and the distribution of related equipment and supplies. As of June 30, 1998, the Company provided its therapy services to 1,449 nonaffiliated facilities, an increase of 605 facilities from the 844 nonaffiliated facilities serviced at June 30, 1997.

     The Company's temporary therapy service operations, which provide temporary therapists, had 30 and 27 division offices at June 30, 1998 and December 31, 1997, respectively. During the six months ended June 30, 1998, the Company provided a total of 1,323,000 temporary therapy staffing hours to nonaffiliates, a 3% decrease from the 1,368,966 nonaffiliated temporary therapy staffing hours provided during the six months ended June 30, 1997.

     The Company's pharmaceutical service operations include the provision of pharmaceuticals, the distribution of related supplies and home care. As of June 30, 1998, the Company operated 36 regional pharmacies, four in-house long-term care pharmacies, 14 home health service agencies, and a pharmaceutical billing and consulting center.

     The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, Spain and Germany and acute care facilities in Australia, include the provision of pharmaceutical services in the United Kingdom, Germany and Spain and outpatient therapy services in Canada. During 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as in the United States. As of June 30, 1998, the Company operated 19 pharmacies and one supply distribution center in the United Kingdom and one pharmacy in Spain.

     The following table sets forth certain operating data for the Company as of the dates indicated:


                                                            JUNE 30,          DECEMBER 31, 1997
                                                       --------------------   -----------------
                                                        1998          1997
                                                       ------        ------
Long-term and Subacute Care Facility Operations:

  Long-term and subacute care facilities
    (including managed facilities):
    Domestic operations                                  398            258            396
    Foreign operations                                   183            133            162
                                                      ------         ------         ------
      Total                                              581            391            558
                                                      ------         ------         ------
  Licensed beds (including managed facilities):
    Domestic operations                               45,785         30,632         45,283
    Foreign operations                                11,610          7,632         10,448
                                                      ------         ------         ------
      Total                                           57,395         38,264         55,731
                                                      ------         ------         ------
                                                      ------         ------         ------
Assisted Living Facility Operations:
  Assisted living facilities
    Domestic                                              23             23             23
    Foreign                                               --             --             --
                                                      ------         ------         ------
      Total                                               23             23             23
                                                      ------         ------         ------
                                                      ------         ------         ------
  Licensed beds
    Domestic                                           2,607          2,607          2,607
    Foreign                                               --             --             --
                                                      ------         ------         ------
      Total                                            2,607          2,607          2,607
                                                      ------         ------         ------
                                                      ------         ------         ------
Therapy Service Operations:
  Nonaffiliated facilities served                      1,449            844          1,278
  Affiliated facilities served                           296            168            287
                                                      ------         ------         ------
      Total                                            1,745          1,012          1,565
                                                      ------         ------         ------
                                                      ------         ------         ------
Temporary Therapy Staffing Service Operations:
  Hours billed to nonaffiliates (in thousands)
    Three months ended June 30                           646            698             --
    Six months ended June 30                           1,323          1,369
    Twelve months ended December 31                       --             --          2,893



Pharmaceutical Operations:
  Nonaffiliated facilities served                        628            394            546
  Affiliated facilities served                           248            143            255
                                                      ------         ------         ------
      Total                                              876            537            801
                                                      ------         ------         ------
                                                      ------         ------         ------



RESULTS OF OPERATIONS

     The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):


                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                  JUNE 30,                                   JUNE 30,
                                       ----------------------------                ----------------------------
                                         1998                1997                   1998                    1997
                                     ------------          ----------            ------------           ------------
Long-term and subacute
  care services                     $561,316    68%      $325,308    63%      $1,102,697    67%       $611,785    62%
Assisted living facilities             8,222     1          7,638     1           17,258     1          15,072     2
Therapy services to
  nonaffiliates                       82,739    10         64,021    12          175,522    11         129,393    13
Foreign operations                    70,042     8         48,317     9          136,348     8          86,090     9
Temporary therapy staffing
  services to nonaffiliates           31,628     4         34,292     7           67,154     4          67,237     7
Pharmaceutical services to
  nonaffiliates                       65,767     8         35,002     7          126,686     8          67,539     7
Management fees and other              6,580     1          2,070     1           11,346     1           4,554     -
                                    --------   ---       --------   ---       ----------   ---        --------   ---

    Total net revenues              $826,294   100%      $516,648   100%      $1,637,011   100%       $981,670   100%
                                    --------   ---       --------   ---       ----------   ---        --------   ---
                                    --------   ---       --------   ---       ----------   ---        --------   ---


     Revenues for long-term and subacute care services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to domestic affiliated facilities were $94.9 million and $41.2 million for the three months ended June 30, 1998 and 1997, respectively; and $184.6 million and $75.3 million for the six months ended June 30, 1998 and 1997, respectively. Revenues provided to domestic affiliated facilities for pharmaceutical services were $22.4 million and $5.0 million for the three months ended June 30, 1998 and 1997, respectively; and $42.9 million and $22.4 million for the six months ended June 30, 1998 and 1997, respectively.

     The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:


                                         Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                         -------------------     ------------------
                                          1998        1997        1998        1997
                                         ------      -------     ------      ------
Total net revenues                       100.0%      100.0%      100.0%      100.0%

Costs and expenses:
  Operating                               82.7        84.3        83.2        81.4
  Corporate general and
    administrative                         5.5         4.4         5.4         6.5
  Provision for losses on
      accounts receivable                  1.2         0.7         1.1         0.9
  Depreciation and amortization            2.9         2.9         2.8         2.9
  Interest, net                            4.4         3.8         4.7         3.5
  Merger expenses                          3.1          -          1.6          -
  Litigation and investigation costs       3.6          -          1.8          -
  Loss on sale of assets                   1.0          -          0.4          -
                                         -----       -----       -----       -----
    Total costs and expenses             104.4        96.1       101          95.2
                                         -----       -----       -----       -----
Dividends on Convertible Preferred
  Securities of subsidiary                 0.5          -          0.3         0.0
Earnings (loss) before income taxes
  and extraordinary loss                  (4.9)        3.9        (1.3)        4.9

Income taxes                               1.2         1.8         1.5         2.0
                                         -----       -----       -----       -----
Earnings (loss) before extraordinary
  loss                                    (6.1)        2.1        (2.8)        2.9

Extraordinary loss from early
  extinguishment of debt, net of
  income taxes                             1.2          -          0.6          -
                                         -----       -----       -----       -----
Net earnings                              (7.3%)       2.1%       (3.4%)       2.9%
                                         -----       -----       -----       -----
                                         -----       -----       -----       -----


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Total net revenues for the three months ended June 30, 1998 increased 60% from approximately $516.6 million for the three months ended June 30, 1997 to approximately $826.3 million. Approximately $20.9 million of the increase relates to RCA.

     Excluding RCA, net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from

$272.6 million for the three months ended June 30, 1997 to $487.3 million for the three months ended June 30, 1998, a 79% increase. Approximately $137.0 million or 63% of this increase results from the 110 leased or owned facilities acquired from Regency in October 1997 and approximately $53.0 million or 25% of this increase resulted from an additional 60 leased or owned facilities acquired or opened since December 31, 1996. The acquisition of Regency occurred in October 1997 and net revenues include the results of operations since the date of acquisition. The remaining net revenues increase of $24.7 million, after giving effect to a decrease in net revenues of approximately $3.9 million relating to four facilities sold during 1997 and six facilities sold during 1998, is primarily attributable to an increase in revenue per patient day on a same facility basis for the 138 leased or owned facilities in operation for all of 1997 and 1998. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

     RCA's net revenues from long-term care facilities which includes revenues generated from therapy and pharmaceutical services provided at RCA's facilities, increased from $52.7 million for the three months ended June 30, 1997 to $69.6 million for the three months ended June 30, 1998.
Approximately $10.5 million of the increase is due to increased occupancy and an increase in revenue per patient day on a same-store basis for the 51 leased or owned facilities in operation for all of 1997 and 1998. The remaining increase is primarily attributable to the 24 leased or owned facilities acquired or opened since December 31, 1996.

     RCA's net revenues from assisted living facilities increased from $7.6 million for the three months ended June 30, 1997 to $8.2 million for the three months ended June 30, 1998. The increase is primarily related to an increase in occupancy at the 23 facilities, all of which have been open since December 31, 1996.

     Net revenues from therapy services to nonaffiliated facilities increased 42% from $64.0 million for the three months ended June 30, 1997 to $82.7 million for the three months ended June 30, 1998, primarily as a result of an increase in the number of nonaffiliated facilities served from 844 facilities at June 30, 1997 to 1,449 facilities at June 30, 1998.

     Net revenues from foreign operations increased 45% from $48.3 million for the three months ended June 30, 1997 to $70.0 million for the three months ended June 30, 1998. Approximately $7.1 million or 33% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. Approximately $13.1 million or 60% of this total increase is the result of the Company's acquisitions of nursing homes in Germany, Australia and Spain during 1997.

     Net revenues from pharmaceutical services to nonaffiliated facilities, excluding RCA's medical supply subsidiary, Contour, increased 143% from $24.1 million for the three months ended June 30, 1997 to $58.6 million for the three months ended June 30, 1998. Approximately $21.2 million or 61% of the increase in net revenues was the result of the addition of 10 pharmacies and 14 home health agencies acquired from Regency. In addition, the remaining net revenues increase was primarily the result of the increase in nonaffiliated facilities served as a result of additional acquisitions during 1997. Contour's net revenues to nonaffiliated facilities increased 31% from $10.9 million for the three months ended June 30, 1997 to $14.3 million for the three months ended June 30, 1998. The increase is primarily due to the opening of two distribution centers since June 30, 1997.

     Excluding RCA, operating expenses, which includes rent expense of $58.4 million and $33.0 million for the three months ended June 30, 1998 and 1997, respectively, increased 66% from approximately $366.9 million for the three months ended June 30, 1997 to approximately $608.7 million for the three months ended June 30, 1998. The increase resulted primarily from the net increase of 130 leased or owned facilities since June 30, 1997 and the growth in therapy and pharmaceutical services. Operating expenses as a percentage of net revenues decreased from 82% for the three months ended June 30, 1997 to 81% for the three months ended June 30, 1998. RCA's operating expenses, which includes rent expense of $5.3 million and $4.4 million for the three months ended June 30, 1998 and 1997, respectively, increased from $70.7 million for the three months ended June 30, 1997 to $93.5 million for the three months ended June 30, 1998, a 32% increase. The increase resulted primarily from the net increase of 24 leased or owned facilities since January 1, 1997 and the growth in Contour.

     Excluding RCA, corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 100% from $21.0 million for the three months ended June 30, 1997 to $41.9 million for the three months ended June 30, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 4.7% for the three months ended June 30, 1997 to 5.6% for the three months ended June 30, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including the acquisition of Regency and RCA, and implementation of new business strategies. RCA's corporate general and administrative expenses were $1.8 million and $3.5 million for the three months ended June 30, 1997 and 1998, respectively. The Company expects that these costs should be substantially eliminated by the end of the third quarter when the integration of RCA's corporate office is expected to be completed.

     Excluding RCA, the provision for losses on accounts receivable increased 129% from $3.6 million for the three months ended June 30, 1997 to $8.2 million for the three months ended June 30, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.8% for the three months ended June 30, 1997 to 1.1% for the three months ended June 30, 1998. RCA's provision for losses on accounts receivable was $0.2 million and $1.9 million for the three months ended June 30, 1997 and 1998, respectively.

     Excluding RCA, depreciation and amortization increased 69% from $12.7 million for the three months ended June 30, 1997 to $21.5 million for the six months ended June 30, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 2.8% for the three months ended June 30, 1997 as compared to 2.9% for the three months ended June 30, 1998. RCA's depreciation and amortization expense increased from $2.3 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. As a percentage of net revenues, RCA's depreciation and amortization expense decreased from 3.2% for the three months ended June 30, 1997 to 3.1% for the three months ended June 30, 1998.

     Excluding RCA, net interest expense increased 125% from $14.2 million for the three months ended June 30, 1997 to $31.9 million for the three months ended June 30, 1998. As a percentage of net revenues, interest expense increased from 3.2% for the three months ended June 30, 1997 to 4.2% for the three months ended June 30, 1998. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the Company's issuance of $250 million of 9 1/2% Notes in July 1997 and the Company's issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the old credit facility that was retired in October 1997, (iii) an increase in borrowings under the Company's Senior Credit Facility associated with various acquisitions during 1997 and 1998 including Regency and Ashbourne and various acquisitions in Spain, Germany and Australia and
(iv) offset partially by the Company's hedging strategy

(see "Liquidity and Capital Resources"). Interest expense for RCA was $4.7 million and $5.5 million for the three months ended June 30, 1998 and 1997, respectively.

     In connection with the merger of RCA, the Company recorded merger expenses of $25.5 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to the headcount reductions, the write-off of certain intangibles and property and equipment.

     The Company recorded a charge for litigation and investigation costs of $30.3 million during the three months ended June 30, 1998 for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes amounts provided for (i) the settlement of shareholder class action litigation against RCA (see "Litigation") and anticipated costs related to other shareholder actions against RCA and its former directors, officers and advisors; (ii) the settlement of a shareholder suit related to the Company's acquisition in 1995 of SunCare (see "Litigation"); (iii) anticipated costs related to certain state regulatory investigations of RCA's operations for matters which occurred prior to the Company's acquisition of RCA; and (iv) estimated costs to resolve the ongoing investigation by the Connecticut Department of Social Services ("DSS") (see "Regulation").

     The Company recognized a $7.8 million loss on sale of assets in the three months ended June 30, 1998. Approximately $5.2 million relates to the anticipated sale of five nursing homes in the third quarter of 1998 and for certain adjustments to the sale price of three nursing homes sold in 1996. Approximately $2.4 million relates to additional losses on the Company's anticipated sale of its outpatient rehabilitation clinics in Canada. The Company recorded a $7.0 million loss in 1997 in order to reduce the carrying value of its Canadian operations to fair value based on its estimates of selling value and of costs to sell.

     Excluding RCA and the loss on sale of assets, litigation and investigation costs and the merger expense (collectively the "Special Charges"), the Company's effective tax rate was 42.8% for the three months ended June 30, 1998 and was 39.0% for the three months ended June 30, 1997. The increase in the effective tax rate was primarily due to a less favorable mix of state income in the United States and the increased amount of nondeductible goodwill amortization expense resulting primarily from the acquisition of Regency. RCA recorded a tax benefit of $2.3 million for the three months ended June 30, 1997 on its loss of $6.9 million, but did not record any benefit for the three months ended June 30, 1998 on its loss of $14.2 million due to uncertainty regarding the realization of the tax benefit.


     In the three months ended June 30, 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss relates to the permanent pay-down of $300 million of the term loan portion of the Company's credit facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company.

     Excluding RCA, the Special Charges and the extraordinary loss, net earnings increased 20% from $17.8 million for the three months ended June 30, 1997 to $21.3 million for the three months ended June 30, 1998. As a percentage of net revenues, net earnings before income taxes, excluding RCA, the Special Charges and the extraordinary loss, decreased from 6.5% for the three months ended June 30, 1997 to 4.9% for the three months ended June 30, 1998. The margin decrease was primarily due to increased borrowings and borrowing costs, and increased corporate and general administrative expenses. RCA incurred net losses of $6.9 million and $14.2 million for the three months ended June 30, 1997 and 1998. The primary reason for the increased net loss was RCA's inability to recognize a tax benefit on its net operating losses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Total net revenues for the six months ended June 30, 1998 increased 67% from $981.7 million for the six months ended June 30, 1997 to $1.64 billion. Approximately $39 million of the increase relates to RCA.

     Excluding RCA, net revenues from long-term and subacute care services, which includes revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $511.9 million for the six months ended June 30, 1997 to $972.5 million for the six months ended June 30, 1998, a 90% increase. Approximately $273.1 million or 61% of this increase results from 110 leased or owned facilities acquired from Regency in October 1997 and approximately $129.5 million or 29% of this increase resulted from an additional 60 facilities acquired or opened since December 31, 1996. The remaining net revenue increase of $56.9 million, after giving effect to a decrease in net revenues of approximately $9.0 million relating to six facilities sold during 1998 and four facilities sold during 1997, is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since December 31, 1997 on a same facility basis for the 138 leased or owned facilities in operation all fiscal year 1997 and the six months ended June 30, 1998. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

     RCA's net revenues from long-term care facilities which includes revenues generated from therapy and pharmaceutical services provided at RCA's facilities, increased from $99.9 million for the six months ended June 30, 1997 to $131.8 million for the six months ended June 30, 1998. Approximately $12.1 million of the increase is due to an increase in revenue per patient day on a same-store basis for the 51 leased or owned facilities in operation for all of 1997 and 1998. The remaining increase is primarily attributable to the 24 leased or owned facilities acquired or opened since December 31, 1996.

     RCA's net revenues from assisted living facilities increased from $15.1 million for the six months ended June 30, 1997 to $17.3 million for the six months ended June 30, 1998. The increase is primarily related to an increase in revenue per patient day at the 23 facilities, all of which have been open since December 31, 1996.

     Net revenues from therapy services to nonaffiliated facilities increased 49% from $131.6 million for the six months ended June 30, 1997 to $195.9 million for the six months ended June 30, 1998 primarily as a result of an increase in the number of nonaffiliated facilities served from 844 facilities at June 30, 1997 to 1,449 facilities at June 30, 1998.

     Net revenues from foreign operations increased 58% from $86.1 million for the six months ended June 30, 1997 to $136.3 million for the six months ended June 30, 1998. Approximately $19.9 million or 40% of this increase was the result of increased net revenues from the nursing home operations in the United Kingdom. The increase relating to the nursing home operations in the United Kingdom was primarily the result of the Company's acquisitions of Ashbourne during January 1997, which added approximately $6.4 million of net revenues during the six months ended June 30, 1998. Approximately $26.3 million or 52% of this total increase is the result of the Company's acquisitions of nursing homes in Germany, Spain and Australia during 1997.

     Net revenues from temporary therapy staffing services to nonaffiliated facilities remained constant at $67.2 million for the six months ended June 30, 1997 and for the six months ended June 30, 1998.

     Net revenues from pharmaceutical services, excluding RCA's medical supply subsidiary, Contour, to nonaffiliated facilities increased 148% from $44.9 million for the six months ended June 30, 1997 to $111.5 million for the six months ended June 30, 1998. The growth in net revenues was primarily a result of the increase in the number of nonaffiliated facilities served from 394 at June 30, 1997 to 628 at June 30, 1998. The increase in nonaffiliated facilities served was the result of the opening and acquisition of pharmacies during 1997 and 1996 and the increase in the number of nonaffiliated facilities served by pharmacies open prior to January 1, 1996. Contour's net revenues to nonaffiliated facilities increased 21.6% from $22.7 million for the six months ended June 30, 1997 to $27.6 million for the six months ended June 30, 1998. The increase is primarily due to the opening of two distribution centers since June 30, 1997.

     Excluding RCA, operating expenses, which includes rent expense of $113.5 million and $60.7 million for the six months ended June 30, 1998 and 1997, respectively, increased 76% from $694.8 million for the six months ended June 30, 1997 to $1.2 billion for the six months ended June 30, 1998. The increase resulted primarily from the net increase of 130 leased or owned facilities since June 30, 1997 and the growth in therapy and pharmacy services. Operating expenses as a percentage of net revenues decreased from 82% for the six months ended June 30, 1997 to 81% for the six months ended June 30, 1998. RCA's operating expenses, which includes rent expense of $10.5 million and $8.1 million for the six months ended June 30, 1998 and 1997, respectively, increased from $127.6 million for the six months ended June 30, 1997 to $179.2 million for the six months ended June 30, 1998, a 40% increase. The increase resulted primarily from the net increase of 24 leased or owned facilities since January 1, 1997 and the growth in Contour.

     Excluding RCA, corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 106% from $39.4 million for the six months ended June 30, 1997 to $81.2 million for the six months ended June 30, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 4.7% for the six months ended June 30, 1997 to 5.4% for the six months ended June 30, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including the acquisition of Regency and RCA, and implementation of new business strategies. RCA's corporate general and administrative expenses were $2.9 million and $7.1 million for the six months ended June 30, 1997 and 1998, respectively. The Company expects that these costs should be substantially eliminated by the end of the third quarter when the integration of RCA's corporate office is expected to be completed.

     Excluding RCA, the provision for losses on accounts receivable increased 109% from $6.8 million for the six months ended June 30, 1997 to $14.2 million for the six months ended June 30, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.8% for the six months ended June 30, 1997 to 1% for the six months ended June 30, 1998. RCA's provision for losses on accounts receivable was $1.7 million and $4.2 million for the six months ended June 30, 1997 and 1998, respectively.

     Excluding RCA, depreciation and amortization increased 73% from $24.3 million for the six months ended June 30, 1997 to $42.0 million for the six months ended June 30, 1998. As a percentage of net revenues, depreciation and amortization expense decreased from 2.9% for the six months ended June 30, 1997 to 2.8% for the six months ended June 30, 1998, respectively. RCA's depreciation and amortization expense increased from $4.0 million for the six months ended June 30, 1997 to $4.4 million for the six months ended June 30, 1998. As a percentage of net revenues, depreciation and amortization expense remained constant at 2.9% for the six months ended June 30, 1997 and the six months ended June 30, 1998.

     Excluding RCA, net interest expense increased 163% from $25.5 million for the six months ended June 30, 1997 to $67.0 million for the six months ended June 30, 1998. As a percentage of net revenues, interest expense increased from 3.0% for six months ended June 30, 1997 to 4.5% for the six months ended June 30, 1998. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the Company's issuance of $250 million of 9 1/2% Notes in July 1997 and the Company's issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the old credit facility that was retired in October 1997, (iii) an increase in borrowings under the Company's Senior Credit Facility associated with various acquisitions during 1997 and 1998 including Regency and Ashbourne and various acquisitions in Spain, Germany and Australia and (iv) offset partially by the Company's hedging strategy (see "Liquidity and Capital Resources"). Interest expense for RCA was $9.1 million for the six months ended June 30, 1998 and 1997, respectively.

     In connection with the merger of RCA, the Company recorded company merger expenses of $25.5 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to the headcount reductions, the write-off of certain intangibles and property and equipment.

     The Company recorded a charge for litigation and investigation costs of $30.3 million during the six months ended June 30, 1998 for professional fees and settlement costs related to certain legal and regulatory matters (see discussion for Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997).

     The Company recognized a $7.4 million loss on sale of assets in the six months ended June 30, 1998 (see discussion for Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997).

     Excluding RCA and the loss on sale of assets, litigation and investigation costs and the merger expenses (collectively the "Special Charges"), the Company's effective tax rate was 42.7% for the six months ended June 30, 1998 and was 39% for the six months ended June 30, 1997. The increase in the effective tax rate was due to a less favorable mix of state income in the United States than in the prior year and the increased amount of non-deductible goodwill amortization expense resulting primarily from the acquisition of Regency. RCA recorded a tax benefit of $1.9 million for the six months ended June 30, 1997, but did not record any benefit for the six months ended June 30, 1998 on its loss of $23.9 million due to uncertainty regarding the realization of the tax benefit.

     In the six months ended June 30, 1998, the Company recorded an extraordinary loss of $10.1 million net of income tax benefit of $3.7 million (see discussion for Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997).

     Excluding RCA, the Special Charges and the extraordinary loss, net earnings were $39.7 million for the six months ended June 30, 1998 as compared to net earnings of $33.8 million for the six months ended June 30, 1997. As a percentage of net revenues, net earnings decreased from 4.0% for the six months ended June 30, 1997 to 2.7% for the six months ended June 30, 1998. The margin decrease was primarily due to the increased borrowings and borrowing costs and increased corporate and general administrative expenses. RCA incurred net losses of $5.7 million and $27.3 million for the six months ended June 30, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $345.5 million, including cash and cash equivalents of $26.2 million, as compared to working capital of $291.3 million, including cash and cash equivalents of $32.7 million at December 31, 1997. For the six months ended June 30, 1998, net cash used for operations was $59.8 million compared to net cash provided by operations for the six months ended June 30, 1997 of $64.7 million. The net cash used for operations for the six months ended June 30, 1998 reflects an increase in the net cash used to fund an increase in accounts receivable.
This was offset by the Company's growth in net earnings before special charges and timing of payment of certain obligations of the Company.

     The Company's accounts receivable have increased since December 31, 1997. Accounts receivable increased in part because of the growth in the Company's inpatient, therapy and pharmaceutical services businesses since December 31, 1997. The growth in accounts receivable is also attributable to the fact that when long-term care facilities are acquired by the Company, the fiscal intermediaries are changed to the Company's fiscal intermediary resulting in temporary delays in timing of third-party payments. The Company has completed the transition for Regency and expects the temporary delays to end in the third quarter.

     Accounts receivable for therapy services have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

     Other significant operating uses of cash for the six months ended June 30, 1998 were payments of $76.6 million for interest and net payments totaling $20.1 million for income taxes.

     The Company incurred $71.4 million in capital expenditures during the six months ended June 30, 1998. Substantially all such expenditures during the six months ended June 30, 1998 related to the Company's long-term and subacute care facility operations and were for the continued development and construction of one facility in the United States, two new facilities in the United Kingdom, and routine capital expenditures. These routine capital expenditures include expenditures to refurbish existing and recently acquired facilities. These capital expenditures were financed through borrowings under the Company's Senior Credit Facility. The Company had capital expenditure commitments, as of June 30, 1998, under various contracts, including approximately $15.8 million in the United States and L0.85 million ($1.4 million as of June 30, 1998) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States.

     The Company paid approximately a net of $35.4 million in cash for acquisitions during the six months ended June 30, 1998. These acquisitions were funded by borrowings under the Company's Senior Credit Facility.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in seven states in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. Under the amended terms of the merger agreement the Company issued approximately 7,839,000 shares of its common stock (valued at $114.6 million based upon the closing price of $14.625 per share as of June 30, 1998) for all of the outstanding common stock of RCA and certain redeemable preferred shares of RCA. The Company also issued 298,334 shares of its Series B Convertible Preferred Stock in exchange for the outstanding shares of RCA's Series F Preferred Stock, which is convertible into 279,279 shares of Sun common stock valued at $2.8 million at June 30, 1998. In addition, the Company assumed approximately $170.4. million of indebtedness excluding $19.8 million of indebtedness eliminated in consolidation. The merger was accounted for as a pooling of interests and accordingly, the financial statements have been restated to include the accounts and operations of RCA for all periods prior to the merger.

     On June 30, 1998, the Company also acquired the remaining 35% of Contour. The Company issued approximately 1,771,000 shares of its common stock (valued at approximately $25.9 million based upon the closing price of $14.625 per share as of June 30, 1998) for the remaining outstanding Contour common stock. The acquisition was accounted for as a purchase.

     On November 25, 1997, the Company, RCA and representatives of the plaintiffs in certain pending class actions against RCA and its management reached an agreement in principle to settle these class actions for $9.0 million. In connection with the agreement in principle, the Company escrowed on behalf of the defendants the settlement amount into an escrow fund which is included in other long-term assets as of June 30, 1998. The settlement is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

     In connection with the merger of RCA, the Company charged against the earnings of the combined company $25.6 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to the headcount reductions, the write-off of certain intangibles and property and equipment. At June 30, 1998, liabilities for approximately $3.3 million in severance and related costs and $15.2 million for costs remaining on the balance sheet. The Company expects to complete its consolidation of operations by the end of 1998.

     The Company conducts business outside of the United States, in the United Kingdom, Spain, Australia, Germany and Canada. The foreign operations accounted for 9% and 11% of the Company's total net revenues during the three months ended June 30, 1998 and 1997, respectively, and 21% of the Company's consolidated total assets as of June 30, 1998. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     The Company has advanced $44.3 million and has agreed to advance up to $47.0 million under a revolving subordinated credit agreement ("Financing Facility") to a developer of assisted living facilities for the development, construction and operation of assisted living facilities. Any advances under the Financing Facility have been and are expected to be funded by borrowings under the Company's Senior Credit Facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has obtained a commitment for mortgage financing to fund 50% of the cost of each project. The Company's advances under the Financing Facility are subordinate to the mortgage financing. The Financing Facility with respect to each facility bears interest at 9% or 13% depending on the percentage of completion of the facility under construction. All amounts advanced are due in full on November 1, 2001. As of June 30, 1998, five assisted living facilities were under development. Construction was completed on two facilities during the six months ended June 30, 1998. In addition, the Company has entered into a purchase option agreement with the developer whereby the Company will pay the developer $50,000 for each option to purchase any of the facilities. The option will grant the Company the right to purchase any of the facilities, after a specified time period, at the greater of the estimated fair market value of the property or the total amount invested by the developer.

     At June 30, 1998, the Company had, on a consolidated basis, $1.6 billion of outstanding indebtedness including capital lease obligations, including $714.8 million of indebtedness under its $1.2 billion Senior Credit Facility. The Company also had $50.9 million of outstanding standby letters of credit under its Senior Credit Facility as of June 30, 1998.

     In May 1998, the Company issued $345 million of 7% convertible trust issued preferred securities and $150 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of common stock, par value $0.01 per share, of Sun, (equivalent to an initial conversion price of $20.13 per share of Sun common stock). $300 million of the net proceeds from the Offerings were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remainder of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Senior Credit Facility (which amounts may be subsequently reborrowed).

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

     Under the interest rate swap transactions, the Company will be a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates is based on an equally weighted average of the interest rates of Germany and

Switzerland and the Bank Bill rate of Australia except that on May 1, 2001 the LIBOR of the United Kingdom will replace the LIBOR of Switzerland with respect to the $300 million swap having a maturity date of May 2008. All payments will be denominated in U.S. dollars. Each interest rate swap includes cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions at May 5, 1998:


       Notional    Maturity            Interest Rate              Maximum Interest
        Amount       Date          Receive       Pay (1)              Rate Paid
       --------     ------         --------      ------             -------------
     $300,000,000   5/2003         5.69%(2)       5.53%          7.0%
     $300,000,000   5/2008         7.00%(3)       6.35%          7.0%  (5/1998-5/2001)
                                                                 8.5%  (5/2001-5/2008)
     $250,000,000   7/2002         9.50%(3)       8.95%          9.5%  (5/1998-4/2000)
                                                                 10.5% (4/2000-7/2002)


(1) An index of foreign interest rates, reset quarterly (see above description).
(2)  U.S. LIBOR, reset quarterly.
(3)  Fixed.

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

NEWLY ISSUED PRONOUNCEMENTS

     On April 3, 1998, the Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 31, 1998. Initial application will result in the estimated write-off of $13.2 million in pre-opening and organizational costs on January 1, 1999, which will be reported as a cumulative effect of a change in accounting principle.

     In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which will be effective January 1, 2000, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. The Company is studying the impact of the new standard, and is unable to predict at this time the impact on its financial statements.

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

     In the Balanced Budget Act of 1997 (the "BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary
services.   The BBA generally provides for a phase-in of a prospective payment system for skilled nursing facilities over a four year period. PPS will become effective for the Company's facilities on January 1, 1999, other than the facilities acquired with RCA for which PPS became effective July 1, 1998. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. Such services are currently reimbursed on a "pass through" basis. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Interim final regulations, including the federal per diem rate, were published on May 12, 1998. It is unclear what impact PPS will have on the Company. There can be no assurance that PPS will not have a material adverse effect on the results of operations and financial condition of the Company.

     The Company's revenues from its inpatient facilities will be significantly affected by the size of the federally established per diem rate. There can be no assurance that the per diem rate will not be less than the amount the Company's inpatient facilities currently receive for treating the patients currently in its care. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing homes, the Company may also be adversely impacted if the federal per diem rates for higher acuity patients does not adequately compensate the Company for the additional expenses and risks for caring for such patients. As a result, there can be no assurance that the Company's financial condition and results of operations will not be materially and adversely affected.

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

     In addition, for all Medicare patients not receiving post-hospital extended care services (i.e., Medicare Part B patients), reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy, temporary staffing for rehabilitation therapy, and other ancillary services, will be made pursuant to fee schedules which were to be effective July 1, 1998 but which are not yet published. In addition, effective January 1, 1999, there will be an annual per beneficiary cap of $1,500 on reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; however, there can be no assurance that the Company will receive any payments in excess of these caps. There also can be no assurance that such yet-to-be developed fee schedules or caps will not have a material adverse effect on the Company.

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

     Reimbursement for therapy services is currently evaluated under Medicare's reasonable cost principles. Under current law, the reasonable costs for physical therapy and respiratory services may not exceed an amount equal to the salary that would reasonably have been paid to a therapist for providing the services (together with certain additional costs) within each geographical area. Salary equivalency guidelines are the amounts published by HCFA which reflect the prevailing salary, fringe benefit and expense factors as determined by HCFA. HCFA then uses the salary equivalency guidelines to determine the reimbursement rates for physical therapy and respiratory therapy services. Although salary equivalency guidelines will no longer be effective following the implementation of PPS for Part A and fee schedule reimbursement for Part B, HCFA has published new salary equivalency guidelines.

     On January 30, 1998, HCFA revised salary equivalency guidelines for respiratory therapy and physical therapy, and for the first time published new salary equivalency guidelines for speech therapy and occupational therapy. HCFA has indicated that the new salary equivalency guidelines would apply to all services rendered on or after April 10, 1998. Implementation of these guidelines has increased reimbursement rates for respiratory therapy and physical therapy, but effectively reduced reimbursement rates for speech therapy and occupational therapy. The effect of the changes could have a material adverse impact on the Company's results of operations. The salary equivalency guidelines rates will have no continuing impact on reimbursement for therapy services rendered to a Medicare patient receiving post-hospital extended care services following the commencement of PPS, because under PPS, therapy services will be bundled into each facility's per diem reimbursement from Medicare. In addition, the salary equivalency guidelines will have no continuing impact on therapy services rendered to all other Medicare patients after the institution of fee schedule reimbursement for therapy services, which were to be effective as early as July 1, 1998 but which have not yet been published.

     Additionally, the salary equivalency guidelines adopted could have an adverse effect on the cash flow of the facilities to whom the Company provides services, thereby potentially adversely affecting the collectibility of amounts owed to the Company.

     In 1995, and periodically since then, HCFA has provided information to intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. When salary equivalency guidelines, PPS and fee schedules are implemented, reimbursement for these services will no longer be on a "pass through" basis and the HCFA directives and reasonable cost guidelines discussed in this paragraph will become moot as to services rendered after their effectiveness. In addition, some intermediaries require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. Any change in reimbursement rates resulting from implementation of the HCFA directives or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse effect on the Company's financial condition and results of operations (depending on the rates adopted) and customers' ability to pay for prior and continuing services. When PPS with respect to Medicare Part A (effective for the Company's facilities on January 1, 1999, other than the facilities acquired with RCA for which PPS became effective July 1, 1998) and fee schedules with respect to Medicare Part B (which were to be effective July 1, 1998 but which have not yet been published for all services) are implemented, the Company's facilities' reimbursement will no longer be affected by salary equivalency guidelines and the cost reporting settlement process for services rendered after their effectiveness.

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

     The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 60%, 70% and 74% of total rehabilitation and temporary therapy staffing services net revenues for the three months ended June 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 56%, 63% and 55% of total respiratory therapy services net revenues for the three months ended June 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 79%, 79% and 78% of total pharmaceutical services revenues for the three months ended June 30, 1998 and the years ended December 31, 1997 and 1996, respectively. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. When the salary equivalency guidelines, PPS and the fee schedules are implemented, the Medicare impact of the related party rule will be significantly reduced.

     The OIG has announced an intention to conduct a national medical review that will assess the medical necessity of physical and occupational therapy services provided to skilled nursing facility patients. The OIG has indicated the results of the review will be used to quantify overpayments for therapy services and to develop baseline data that can be used to asses the impact of the BBA. The company is unable to determine what if any impact this review might have on the company, including its prospective payment rates.

REGULATION

     The Company's subsidiaries, including those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company's subsidiaries are currently the subject of several such investigations.

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

     In January 1995, the Company learned that two of its subsidiaries were the subject of a Federal investigation (the "Federal Investigation"). The agencies investigating the Company were the OIG and the United States Department of Justice. Although the government never specified the full scope of the Federal Investigation, it focused on whether the Company's rehabilitation therapy subsidiary properly provided and/or billed for concurrent therapy services; whether that subsidiary provided and billed for unnecessary or unordered therapy services to residents of skilled nursing facilities; and whether the Company's long-term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary. The Company cooperated extensively in the Federal Investigation, and met on numerous occasions with the investigating agencies to address these issues. During 1997 and 1998, discussions with the government focused on the issue of unnecessary or excessive therapy services.

     In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. Recently the OIG informed the Company that it had no present intention of initiating any civil or administrative actions against the Company or any individuals or seeking monetary damages or other relief with respect to the issues in the Federal Investigation, and the Civil Division of the Department of Justice similarly informed the Company that it has determined not to proceed any further at this time with the Federal Investigation. No assurance can be given that the government will not proceed with any investigation at a later time or initiate additional investigations based on the same or other legal or regulatory concerns.

     In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. Since 1997, the investigation has also covered information for the 1995 cost year as well as cost reporting periods prior to 1993. The information under review includes submissions and representations by the long-term care subsidiary and the Company's chief executive officer. The evidentiary phase of the hearing has concluded. The Company and the DSS have had settlement discussions. However, the Company is unable to determine at this time when the proceedings will be concluded or, if no settlement is reached, whether the DSS will seek further administrative action or Medicaid reimbursement sanctions. No assurance can be given that a settlement will in fact occur or whether any such settlement or other outcome of the investigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Pursuant to the Health Insurance Portability and Accountability Act of 1996, Congress has provided additional funding to Medicare and Medicaid enforcement units to investigate potential cases of reimbursement abuse in the health care services industry. The Act also sets guidelines to encourage federal, state, and local law enforcement agencies to share general information and to coordinate specific law enforcement activities including conducting investigations, audits, evaluations, and inspections relating to the delivery of and payment for health care. From time to time enforcement agencies conduct audits, inspections and investigations with respect to the reimbursement activities of the subsidiaries of the Company. The Company's subsidiaries are currently the subject of several such investigations. It is the Company's practice to cooperate fully in such matters.

LITIGATION

     On or about January 23, 1996, two former stockholders of SunCare, John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. Plaintiffs allege, among other things, that the Company did not disclose material facts concerning the investigation by the OIG and that the Company's financial results were misstated. The complaints purport to state claims, INTER ALIA, under Federal and state securities laws and for breach of contract, including a breach of a registration rights agreement pursuant to which the Company agreed to register the shares of the Company's common stock issued to such former stockholders of SunCare in the acquisition. On May 21, 1998, the Company and the Plaintiffs agreed to settle the action for $7.4 million. On June 9, 1998, the Court approved the settlement and entered an order of dismissal.

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

     Between August 25, 1997 and October 24, 1997, ten putative class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased RCA Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA's profitability. Generally, each of the Actions seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs and other equitable and injunctive relief.

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs. The Settlement is contingent upon confirmatory discovery and is subject to the execution of definitive documentation and court approval.
Upon satisfaction of the conditions precedent to the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. Plaintiffs commenced their confirmatory discovery in July 1998. No assurance can be given that the Settlement will become final. There can be no assurance that additional actions will not be filed against RCA and its officers and directors. However, the Actions are styled as class actions, and should the Settlement become final, any additional class actions would be precluded, although individual plaintiffs may opt out of the Settlement.

YEAR 2000 RISK

     In common with users of computers around the world, Sun is investigating if and to what extent the date change from 1999 to 2000 may affect its networks and systems. Sun expects to incur internal staff costs, external consulting costs, and other expenses related to infrastructure and facility enhancement necessary to prepare the systems for the year 2000. Although the total cost to Sun of achieving year 2000 compliant systems is not expected to be material to Sun's operations or financial condition, there can be no assurance that the costs will be as expected or that this program will be successful or that the date change from 1999 to 2000 will not materially adversely affect Sun's business, financial condition and results of operations. The ability of third parties with which Sun transacts business to adequately address their year 2000 issues is outside Sun's control. Although Sun will seek alternative vendors, where its current vendors are unwilling or unable to become year 2000 compliant in a timely manner, there can be no assurance that Sun's business, financial condition and results of operations will not be materially adversely affected by the ability of third parties dealing with Sun, including Medicare and Medicaid, to also manage the effect of the year 2000 date change.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Not applicable.

(b)  Not applicable.

(c)  1.   On May 4, 1998, Sun Financing I, a statutory business trust formed under the laws of the State of Delaware and a wholly owned subsidiary of the Company, completed a private placement of $13.8 million 7% Convertible Trust Issued Preferred Securities ("Convertible Preferred Securities") for an aggregate offering price of $345.0 million. The initial purchasers of the Convertible Preferred Securities were Bear, Stearns & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan & Co., NationsBanc Montgomery Securities LLC and Schroder & Co., Inc. The aggregate fees paid to the initial purchasers were approximately $10.4 million. The Convertible Preferred Securities were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to a limited number of institutional accredited investors under Rule 501(a)(1), (2), (3) or (7) under the Securities Act. Each Convertible Preferred Security is convertible at the option of the holder into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share of Company common stock). The proceeds from the offering of Convertible Preferred Securities were used by the Company to repay outstanding borrowings under the term loan portion of the Company's credit facility and to reduce borrowings under the revolving credit portion of the Company's credit facility.

     2. On May 14, 1998, the Company issued 124,382 shares of its common stock in the Company's acquisition of Pacific Health Care, Inc. The shares were valued at $2.2 million. The shares were issued in reliance on
          Section 4(2) of the Securities Act.

     3. On May 14, 1998, the company issued approximately $2.9 million of convertible promissory notes (the "Convertible Notes") in connection with the Company's acquisition of certain assets of Portbridge, Inc. The Convertible Notes are convertible into a maximum of 179,991 shares of the Company's common stock (equivalent to a conversion price of approximately $16.48 per share). The Convertible Notes were issued in reliance on Section 4(2) of the Securities Act.

     4. On June 12, 1998, the Company issued 212,120 shares of its common stock in the Company's acquisition of OMC Home Healthcare, Inc. and Advantage Health Services, Inc. The shares were valued at $3.5 million. The shares were issued in reliance on Section 4(2) of the Securities Act.

(d)  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A special meeting of the Company's Stockholders was held June 30, 1998.

(b)  Not applicable.

(c)  The matters voted at the meeting and the results were as follows:

     1. The approval and adoption of the Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997, as amended by Amendments No. 1, 2, 3 and 4 thereto, among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation (the "RCA Merger Agreement") and the merger of Peach Acquisition Corporation with and into Retirement Care Associates, Inc. (the "RCA Merger") pursuant to the RCA Merger Agreement and the issuance of Company's Common Stock and Series B Convertible Preferred Stock pursuant to the RCA Merger.

                   For         Against       Abstain        Non-Vote
                  -----        -------       -------        --------
               25,067,398     2,459,889      226,514        9,907,912

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

                   For         Against       Abstain        Non-Vote
                  -----        -------       -------        --------
               25,075,338     2,467,836      210,628        9,908,912

     3. The approval of amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 100,000,000 to 150,000,000.


                   For         Against       Abstain        Non-Vote
                  -----        -------       -------        --------
               37,052,393      473,267       137,052            0

(d)  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (3.1)     Certificate of Incorporation, as amended, of the Company.*

     (4.1) Certificate of Designations of Series A Preferred Stock of the Company.*

     (4.2) Certificate of Designations of Series B Convertible Preferred Stock of the Company.*

     (27.1)    Financial Data Schedule (included herein).

*Previously filed

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

     Report dated April 14, 1998 and filed April 16, 1998 reporting that the Company has commenced marketing two private placements of its securities. The Company and Sun Financing I, a Delaware statutory business trust and subsidiary of the Company, will offer $300 million ($345 million if the initial purchasers' overallotment is exercised in full) of convertible trust issued preferred securities and the Company will offer $125 million of Senior Subordinated Notes due 2008.

     Report dated October 8, 1997 and filed April 16,1 998 reporting the financial statements of Regency Health Services, Inc.

     Report dated April 29, 1998 and filed April 29, 1998 reporting the pricing of two private placements of $150 million of Senior Subordinated Notes due 2008 and $345 million of convertible trust issued preferred securities.

     Report dated May 5, 1995 and filed May 15, 1998 to delete and replace exhibit 23.1, Consent of Accountant.

     Report dated March 31, 1998 and filed on June 25, 1998 to include Summarized Consolidating Information for the Company and the Company's guarantor and non-guarantor subsidiaries with respect to the Company's
     9 1/2% Senior Subordinated Notes due 2007 and 9% Senior Subordinated Notes due 2008 as of and for the three months ended March 31, 1998.

     Report dated June 30, 1998 and filed on July 21, 1998 reporting the acquisition of Retirement Care Associates, Inc. and Contour Medical, Inc.

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              SUN HEALTHCARE GROUP, INC.

Date:     August 19, 1998                    By:  /s/ Robert D. Woltil      *
                                                 ----------------------------
                                                  Robert D. Woltil
                                                  Chief Financial Officer


*Signing on the behalf of the Registrant and as principal financial officer.