Form 10-Q/A
period 1998-08-24
SUN HEALTHCARE GROUP INC
filed 1998-08-24
CIK 904978

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A-2

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

As of August 10, 1998, there were 59,387,603 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     This Form 10-Q/A-2 amends the Form 10-Q/A-1 by correcting on the cover page the number of shares outstanding as of August 10, 1998, which is 59,387,603 but which was incorrectly stated on the Form 10-Q and Form 10-Q/A-1 as 62,293,745.


                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Sun Healthcare Group, Inc.



Date:  August 24, 1998             By:     /s/ Robert D. Woltil*
                                      ----------------------------------
                                               Robert D. Woltil
                                           Chief Financial Officer


----------------------
*  Signing on the behalf of the Registrant and as principal financial officer.