Form 10-Q
period 1998-09-30
SUN HEALTHCARE GROUP INC
filed 1998-11-17
CIK 904978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12040

                                   -----------

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

                                   -----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                   Yes   X  No
                                                        ---    ---

    As of November 9, 1998, there were 59,748,082 shares of the Registrant's
       $.01 par value Common Stock outstanding, net of treasury shares.

                           SUN HEALTHCARE GROUP, INC.

                                      INDEX

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                                                 PAGE
                                                                                                NUMBERS
                                                                                                -------
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997.........................................       3

           Consolidated Statements of Earnings
           For the three months ended September 30, 1998 and 1997...........................       5

           Consolidated Statements of Earnings
           For the nine months ended September 30, 1998 and 1997............................       6

           Consolidated Statements of Comprehensive Income
           For the three months and nine months ended September 30, 1998 and 1997...........       7

           Consolidated Statements of Cash Flows
           For the nine months ended September 30, 1998 and 1997............................       8

           Notes to the Consolidated Financial Statements...................................       10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................................       30

                                    PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................       47

Item 4.    Submission of Matters to a Vote of Security Holders..............................       48

Item 6.    Exhibits and Reports on Form 8-K.................................................       49

Signatures..................................................................................       50


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                               AS OF SEPTEMBER 30,   AS OF DECEMBER 31,
                                                                                      1998                 1997
                                                                                      ----                 ----
                                                                                           (IN THOUSANDS)
Current assets:
   Cash and cash equivalents..................................................     $       13,053       $     32,684
   Restricted cash............................................................                ---             10,823
   Accounts receivable, net of allowance for doubtful accounts of $65,791 as of September 30, 1998, and $47,005 as of December 31, 1997,

respectively............................................................                  651,626            550,558
   Other receivables..........................................................             66,304             39,292
   Prepaids and other assets..................................................             73,727             57,732
   Deferred tax assets........................................................             39,881             11,730
                                                                               ------------------      --------------
      Total current assets....................................................            844,591            702,819
                                                                               ------------------      --------------

   Property and equipment, net................................................            873,700            790,143
   Goodwill, net..............................................................          1,083,150          1,046,229
   Notes receivable...........................................................             85,003             76,312
   Other assets, net..........................................................            191,210            175,038
   Deferred tax assets........................................................             20,862             42,070
                                                                               ------------------      --------------
      Total assets............................................................     $    3,098,516       $  2,832,611
                                                                               ------------------      --------------
                                                                               ------------------      --------------

                      (Continued on next page)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               AS OF SEPTEMBER 30,     AS OF DECEMBER 31,
                                                                                      1998                   1997
                                                                                      ----                   ----
                                                                                            (IN THOUSANDS)
Current liabilities:
   Current portion of long-term debt............................................    $       71,638         $     88,144
   Current portion of obligations under capital leases..........................             3,947                2,054
   Accounts payable.............................................................            63,018               95,868
   Accrued compensation and benefits............................................           105,985               89,640
   Accrued interest.............................................................            24,395               23,666
   Accrued self-insurance obligations...........................................            54,332               36,354
   Other accrued liabilities....................................................           123,796               87,397
   Income taxes payable.........................................................            22,107                  ---
                                                                                 -----------------         -------------
      Total current liabilities.................................................           469,218              423,123
                                                                                 -----------------         -------------
Long-term debt, net of current portion..........................................         1,501,879            1,607,738
Obligations under capital leases, net of current portion........................           105,111              101,083
Other long-term liabilities.....................................................            41,603               42,590
Deferred tax liabilities........................................................             5,758               22,042
                                                                                 -----------------         -------------
      Total liabilities.........................................................         2,123,569            2,196,576
                                                                                 -----------------         -------------

Minority interest...............................................................            17,518               20,838
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated
   debentures of the Company....................................................           345,000                  ---
Stockholders' equity:
   Preferred stock of $.01 par value, authorized 5,000,000
      shares, none issued.......................................................               ---                  ---
   Preferred stock, Series B of $9.34 par value, authorized 1,000,000 shares,
      99,954 and 298,288 shares outstanding as of September 30, 1998 and
      December 31, 1997,  respectively..........................................               934                2,786
   Common stock of $.01 par value, authorized 100,000,000 shares, 61,703,696 and 59,220,422 shares issued and outstanding as of September 30, 1998
      and December 31, 1997, respectively.......................................               617                  592
   Additional paid-in capital...................................................           695,787              690,639
   Retained earnings (deficit)..................................................           (42,380)               1,395
   Accumulated other comprehensive income.......................................             9,294                1,766
                                                                                 -----------------         -------------
                                                                                           664,252              697,178
                                                                                 -----------------         -------------
   Less:
     Unearned compensation......................................................            11,160               14,203
     Common stock held in treasury, at cost, 2,122,701 and 2,053,207 shares as
        of September 30, 1998 and December 31, 1997, respectively...............            26,931               25,574
     Grantor stock trust, at market 2,112,522 and 2,178,315 shares as of
        September 30, 1998 and December 31, 1997, respectively..................            13,732               42,204
                                                                                 -----------------         -------------
      Total stockholders' equity................................................           612,429              615,197
                                                                                 -----------------         -------------
      Total liabilities and stockholders' equity................................    $    3,098,516         $  2,832,611
                                                                                 -----------------         -------------
                                                                                 -----------------         -------------


         The accompanying notes are an integral part of these consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                              1998                   1997
                                                                              ----                   ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues.....................................................    $     826,656            $   555,216
                                                                        -----------------          -------------

Costs and expenses:
   Operating...........................................................          683,621                471,449
   Corporate general and administrative................................           46,545                 25,915
   Provision for losses on accounts receivable.........................            9,616                  5,440
   Depreciation and amortization.......................................           26,640                 15,670
   Interest, net.......................................................           33,796                 21,165
                                                                        -----------------          -------------

      Total costs and expenses.........................................          800,218                539,639

Dividends on convertible preferred securities of subsidiary............            6,087                    ---
                                                                        -----------------          -------------
Earnings before income taxes...........................................           20,351                 15,577
Income taxes...........................................................            8,855                 11,850
                                                                        -----------------          -------------

Net earnings...........................................................    $      11,496            $     3,727
                                                                        -----------------          -------------
                                                                        -----------------          -------------

Net earnings per common and common equivalent share:
      Basic............................................................    $        0.20            $      0.07
                                                                        -----------------          -------------
                                                                        -----------------          -------------

      Diluted..........................................................    $        0.20            $      0.07
                                                                        -----------------          -------------
                                                                        -----------------          -------------

Weighted average number of common and common equivalent
shares outstanding:
      Basic............................................................           56,772                 53,923
                                                                        -----------------          -------------
                                                                        -----------------          -------------

      Diluted..........................................................           79,634                 55,900
                                                                        -----------------          -------------
                                                                        -----------------          -------------

         The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                  (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                                1998                    1997
                                                                                ----                   ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues.......................................................    $    2,463,667          $  1,536,886
                                                                          ------------------        --------------

Costs and expenses:
   Operating.............................................................         2,045,594             1,292,230
   Corporate general and administrative..................................           134,890                68,288
   Provision for losses on accounts receivable...........................            28,028                14,010
   Depreciation and amortization.........................................            73,069                44,018
   Interest, net.........................................................           109,929                54,938
   Litigation and investigation costs....................................            30,256                   ---
   Merger expenses.......................................................            25,560                   ---
   Loss on sale of assets................................................             7,802                   ---
                                                                          ------------------        --------------
   Total costs and expenses..............................................         2,455,128             1,473,484

Dividends on convertible preferred securities of subsidiary..............             9,858                   ---
                                                                          ------------------        --------------
Earnings (loss) before income taxes and extraordinary loss...............            (1,319)               63,402
Income taxes.............................................................            32,717                31,551
                                                                          ------------------        --------------
Net earnings (loss) before extraordinary loss............................           (34,036)               31,851
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $3,709...........................................            10,120                   ---
                                                                          ------------------        --------------
  Net earnings (loss)....................................................           (44,156)               31,851
Preferred stock dividend                                                                ---                   135
                                                                          ------------------        --------------
Net earnings (loss) available to common stockholders.....................    $      (44,156)         $     31,716
                                                                          ------------------        --------------
                                                                          ------------------        --------------

Net earnings (loss) per common and common equivalent share:
  Net earnings (loss) before extraordinary loss:
      Basic..............................................................    $        (0.61)         $       0.59
                                                                          ------------------        --------------
                                                                          ------------------        --------------
      Diluted............................................................    $        (0.61)         $       0.59
                                                                          ------------------        --------------
                                                                          ------------------        --------------
  Net earnings (loss) available to common stockholders:
      Basic..............................................................    $        (0.80)         $       0.59
                                                                          ------------------        --------------
                                                                          ------------------        --------------
      Diluted............................................................    $        (0.80)         $       0.59
                                                                          ------------------        --------------
                                                                          ------------------        --------------

Weighted average number of common and common equivalent
shares outstanding:
      Basic..............................................................            55,367                53,478
                                                                          ------------------        --------------
                                                                          ------------------        --------------
      Diluted............................................................            55,367                55,060
                                                                          ------------------        --------------
                                                                          ------------------        --------------

          The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------------
                                                                            1998             1997
                                                                            ----             ----
                                                                                (IN THOUSANDS)
Net earnings.........................................................    $      11,496        $    3,727

Foreign currency translation adjustments, net of tax.................            5,742             5,679
                                                                         -------------        ----------

Comprehensive income.................................................    $      17,238        $    9,406
                                                                         -------------        ----------
                                                                         -------------        ----------

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------
                                                                            1998             1997
                                                                            ----             ----
                                                                                 (IN THOUSANDS)
Net earnings (loss) available to common stockholders.................    $     (44,156)       $   31,716

Foreign currency translation adjustments, net of tax.................            7,528             2,415
                                                                         -------------        ----------
Comprehensive income (loss)..........................................    $     (36,628)       $   34,131
                                                                         -------------        ----------
                                                                         -------------        ----------


                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                                1998                  1997
                                                                                ----                  ----
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)..................................................       $    (44,156)          $    31,716
   Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
      Extraordinary loss, net...........................................             10,120                   ---
      Loss on sale of assets............................................              7,802                   ---
      Depreciation and amortization.....................................             73,069                44,018
      Provision for losses on accounts receivable.......................             28,028                14,010
      Other, net........................................................              5,970                 1,588
   Changes in operating assets and liabilities:
        Accounts receivable.............................................           (118,783)             (104,739)
        Other current assets............................................            (36,062)                9,246
        Other current liabilities.......................................             11,625                44,356
        Income taxes ...................................................              6,307                27,075
                                                                               ------------           -----------
        Net cash provided by (used for) operating activities............            (56,080)               67,270
                                                                               ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net............................................           (104,821)              (63,340)
   Acquisitions, net of cash acquired...................................            (48,344)             (225,984)
   Proceeds from sale and leaseback of property and equipment...........             16,833                80,476
   Increase in long-term notes receivable...............................             (7,680)              (34,161)
   Other assets expenditures............................................            (24,035)              (28,979)
                                                                               ------------           -----------
        Net cash used for investing activities..........................           (168,047)             (271,988)
                                                                               ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings............................................            215,671               498,230
   Long-term debt repayments............................................           (340,451)             (300,949)
   Net proceeds from issuance of convertible preferred
      securities of subsidiary..........................................            334,044                   ---
   Net proceeds from issuance of common stock...........................              3,085                 8,388
   Purchases of treasury stock..........................................             (1,357)                 (546)
   Other financing activities...........................................             (5,820)               (9,721)
                                                                               ------------           -----------
        Net cash provided by financing activities.......................            205,172               195,402
                                                                               ------------           -----------

Effect of exchange rate on cash and cash equivalents....................               (676)                 (595)
                                                                               ------------           -----------

Net decrease in cash and cash equivalents...............................            (19,631)               (9,911)
Cash and cash equivalents at beginning of period........................             32,684                15,209
                                                                               ------------           -----------

Cash and cash equivalents at end of period..............................       $     13,053           $     5,298
                                                                               ------------           -----------
                                                                               ------------           -----------

         The accompanying notes are an integral part of these consolidated financial statements.

                          (Continued on next page)

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------------------
                                                                             1998                    1997
                                                                             ----                    ----
                                                                                    (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during period for:
      Interest net of interest capitalized of $1,489 and $1,424
        for the nine months ended September 30, 1998 and 1997,
        respectively................................................   $  118,790                  $  55,741
                                                                       -----------                 ----------
                                                                       -----------                 ----------

      Income taxes...................................................  $    22,740                 $   (1,115)
                                                                       -----------                 ----------
                                                                       -----------                 ----------
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  The Company's acquisitions during the nine months ended
      September 30, 1998 and 1997 involved the following:
      Fair value of assets acquired..................................  $    84,509                 $  422,903
      Liabilities assumed............................................       (6,341)                  (216,029)
      Cash payments made to former APTA shareholders.................          ---                     19,300
      Fair value of stock and warrants issued........................      (29,824)                      (190)
                                                                       -----------                 ----------

      Cash payments made, net of cash received from others...........  $    48,344                 $  225,984
                                                                       -----------                 ----------
                                                                       -----------                 ----------

        The accompanying notes are an integral part of these consolidated financial statements.

               SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

1. BASIS OF PRESENTATION

         In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 1998 and December 31, 1997, the consolidated results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A2 for the year ended December 31, 1997. The Company's financial statements have been restated to reflect the results of operations and financial position of Retirement Care Associates, Inc. ("RCA") which was acquired in a business combination accounted for as a pooling of interests (see Note 2). The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

NEWLY ISSUED PRONOUNCEMENTS

         On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 31, 1998. Initial application will result in the estimated write-off of $13.2 million in pre-opening and organizational costs on January 1, 1999, which will be reported as a cumulative effect of a change in accounting principle.

         In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS 133, which will be effective January 1, 2000, all derivatives are required to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. The Company is studying the impact of the new standard, and is unable to predict at this time the impact on its financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

SPECIAL CHARGES

         MERGER EXPENSES

         In connection with the merger of RCA, the Company charged $25.6 million against the earnings of the combined company for transaction costs and integration expenses. Included were charges related to the elimination of redundant corporate functions, severance costs related to the headcount reductions and the write-off of certain intangibles and property and equipment. At September 30, 1998, liabilities for approximately $2.0 million of severance and $11.0 million for professional fees and transaction and integration costs remained on the balance sheet. The Company continues to complete its consolidation of operations.

         LITIGATION AND INVESTIGATION COSTS

         The Company recorded a charge of $30.3 million during the nine months ended September 30, 1998 for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes amounts provided for (i) the settlement of shareholder class action litigation against RCA (see footnote 2) and anticipated costs related to other shareholder actions against RCA and its former directors, officers and advisors; (ii) the settlement of a shareholder suit related to the Company's acquisition in 1995 of SunCare (see footnote 6(b)); (iii) anticipated costs related to certain state regulatory investigations of RCA's operations for matters which occurred prior to the Company's acquisition of RCA; and (iv) estimated costs to resolve the ongoing investigation by the Connecticut Department of Social Services ("DSS") (see footnote 6(a)).

         LOSS ON SALE OF ASSETS

The Company recorded a $5.4 million charge during the nine months ended September 30, 1998 in connection with the anticipated sale of five nursing homes and for certain adjustments in the sale price of three nursing homes sold in 1996. The Company also recorded an additional $2.4 million loss on its anticipated sale of its outpatient rehabilitation clinics in Canada. In 1997, the Company recorded a $7.0 million loss in order to reduce the carrying value of its Canadian operations to fair value based on its estimates of selling value and of costs to sell.

2.  ACQUISITIONS

         On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. Under the amended terms of the merger agreement the Company issued approximately 7,611,000 shares of its common stock (valued at $111.3 million based upon the closing price of $14.625 per share as of June 30, 1998) for all of the outstanding common stock of RCA and certain redeemable preferred shares of RCA. The Company also issued 298,334 shares of its Series B Convertible Preferred Stock in exchange for the outstanding shares of RCA's Series F Preferred Stock, which were convertible into 287,892 shares of Sun common stock valued at $2.8 million at June 30, 1998. As of September 30, 1998 198,334 of the Series B Shares had been converted into 191,391 shares of Sun Common Stock. All remaining Series B Shares automatically converted in October 1998. In addition, the Company assumed approximately $170.4 million of indebtedness excluding $19.8 million of indebtedness eliminated in consolidation. The merger was accounted for as a pooling of interests, and accordingly the financial statements have been restated to include the accounts and operations of RCA for all periods prior to the merger.

         On June 30, 1998, the Company also acquired the remaining 35% of Contour. The Company issued approximately 1,886,000 shares of its common stock (valued at $27.6 million based upon the closing price of $14.625 per share as of June 30, 1998) for the remaining outstanding Contour common stock. The acquisition was accounted for as a purchase and resulted in $23.4 million of additional goodwill.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

         On November 25, 1997, the Company, RCA and representatives of the plaintiffs in certain pending class actions against RCA and its management, reached an agreement in principle to settle the class actions for $9.0 million. In connection with the agreement in principle, the Company escrowed on behalf of the defendants the settlement amount into an escrow fund. This amount was expensed in the nine months ended September 30, 1998. The settlement is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

         Separate results of operations for the periods presented prior to the consummation of the RCA merger are as follows (in thousands):

                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                             ---------------------  -------------------------------
                                                     1997               1998              1997
                                                     ----               ----              ----
Net revenues:
   Sun.......................................    $   486,172        $   2,321,415       1,332,354
   RCA ......................................         73,777              176,722         211,448
      (less intercompany revenues)...........         (4,733)             (34,470)         (6,916)
                                             -----------------   -------------------   ------------

                                                 $   555,216        $   2,463,667       1,536,886
                                             -----------------   -------------------   ------------
                                             -----------------   -------------------   ------------

Net earnings (loss):
   Sun.......................................    $    19,420        $         369     $    53,179
   RCA.......................................        (15,693)             (44,525)        (21,463)
                                             -----------------   -------------------   ------------

                                                 $     3,727        $     (44,156)    $    31,716
                                             -----------------   -------------------   ------------
                                             -----------------   -------------------   ------------

         Sun's results for the nine months ended September 30, 1998 include the results of operations of RCA for the period following the consummation of the merger.

         In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States. Total consideration for the shares acquired was approximately $367.2 million. The total fair value of Regency's assets acquired, including goodwill of approximately $412.2 million, was approximately $736.6 million, and liabilities assumed totaled approximately $354.7 million. In connection with the purchase, the company recorded purchase liabilities including approximately $11.2 million for severance and related costs and $2.0 million for costs associated with the shut down of certain acquired pharmacies and home health service agencies that will be consolidated with the Company's existing facilities. At September 30, 1998, liabilities for approximately $1.0 million in severance costs and $1.7 million for facility related costs remained on the balance sheet. The Company continues to complete its consolidation of operations.

         The acquisition of Regency was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited proforma results for the three and nine months ended September 30, 1997 assume that the acquisition occurred as of January 1, 1997 (in thousands, except per share data):

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                (UNAUDITED)

                                                            THREE MONTHS                 NINE MONTHS
                                                      ENDED SEPTEMBER 30, 1997     ENDED SEPTEMBER 30, 1997
                                                      ------------------------     ------------------------
Net revenues......................................       $     722,590                 $    2,026,898
Net earnings (loss) available to
  common stockholders.............................              (7,806)                        14,639
Net earnings (loss) per share available to
  common stockholders:
   Basic..........................................               (0.14)                          0.27
   Diluted........................................               (0.14)                          0.28


         In addition, during the nine months ended September 30, 1998, the Company acquired from various third parties the net ownership of, leasehold rights to or the management contracts of two long-term care facilities in the United States and 15 long-term care facilities in the United Kingdom. Also during the nine months ended September 30, 1998, the Company acquired nine pharmacies in the United States. The pro forma impact of these acquisitions is immaterial.

3. LONG-TERM DEBT AND CONVERTIBLE TRUST ISSUED SECURITIES

         In May 1998, the Company issued $345 million of 7% convertible trust issued preferred securities and $150 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively, the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of Company Common Stock, par value $0.01 per share, (equivalent to an initial conversion price of $20.13 per share of Company Common Stock). Net Offering proceeds of $300 million were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of its Senior Credit Facility and the remaining $179.1 million of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility (which amounts may be subsequently reborrowed). As a result of the permanent repayment of borrowings under the term loan portion of the Company's Senior Credit Facility, the Company recorded an extraordinary loss of $6.4 million, net of income tax benefit of $3.7 million.

         On May 5, 1998 the Company entered into certain interest rate transactions with an aggregate notional value of $850 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The counterparty to these contractual arrangements is a major international financial institution with which the Company has other financial relationships. The Company will be exposed to credit loss in the event of non-performance by the counterparty; however, the Company does not anticipate non-performance.

         The interest rate swap transactions have been designated as hedges for accounting purposes. The Company will continue to evaluate this designation on a periodic basis. The amounts to be paid or received are accrued and are recognized as an adjustment to interest expense.

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                (UNAUDITED)

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

                                            INTEREST RATE
      NOTIONAL         MATURITY             -------------           MAXIMUM INTEREST
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
                                                                 10.5%         (4/2000-7/2002)

-----------
(1) An index of foreign interest rates, reset quarterly (see above description).

(2)  U.S. LIBOR, reset quarterly.

(3)  Fixed.

4. COMMITMENTS

         (a) CONSTRUCTION COMMITMENTS

         As of September 30, 1998, the Company had capital commitments of approximately $53.5 million, including a corporate office building, a long-term care facility and various contracts related to improvements at existing facilities in the United States. Additionally, as of September 30, 1998, the Company had capital commitments of approximately L0.3 million ($0.5 million as of September 30, 1998) in the United Kingdom.

          (b) FINANCING COMMITMENTS

         Under the terms of an Amended and Restated subordinated Loan Agreement (the "Subordinated Loan") the Company has advanced $35.1 million and has agreed to advance up to a total of an additional $40 million, plus $5 million to cover accrued interest due and owing to the Company and other lenders, to a developer of assisted living facilities to cover 20% of the costs of the development, construction and operation of assisted living facilities. Any advances under the Subordinated Loan have been and are expected to be funded by borrowings under the Company's Senior Credit Facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has mortgage financing for 70% of the cost of each project. The remaining 10% of the cost of each project will be funded from the developer's own funds. All of the advances under the Subordinated Loan, whether made before or after the date on which the Subordinated Loan was amended and restated, bear interest at the rate of 10% per annum. The portion of the subordinated Loan advanced with respect to each project is due five (5) years after the first advance is made with respect to such project for construction related costs. Repayment of the Subordinated

Loan is subordinated to the repayment of the amounts due to the other lenders. As of September 30, 1998, four facilities had been completed and were being managed by the Company under fee for service management agreements, three facilities were under construction and five facilities were in the evaluation process. In addition, the Company has entered into a lease option agreement with the developer whereby the Company will pay the developer $250,000 for the option to lease any of the facilities. The option payment is due at the time the Company authorizes the developer to proceed with a project. The option grants the company the right to lease the facilities for an initial term of 15 years, subject to four renewal terms of 5 years each, for a rent equal to the greater of the fair market value of the project or the total amount invested by the developer multiplied by the sum of the interest rate paid by the developer on its permanent financing plus a spread of 25 basis points. The option is to be exercised upon the developers' presentation of an option package after a specified period of time, which generally runs from substantial completion of each facility. The lease option agreement supersedes in its entirety the purchase option agreement previously executed by the company and the developer.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                 (UNAUDITED)

5. NET EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period.

         Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible debentures were converted as of the beginning of the period. Net earnings, if conversion of the debentures is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible debentures and the related income tax benefits. As the Company had a net loss for the nine months ended September 30, 1998, the Company's stock options and convertible debentures were anti-dilutive.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                     (UNAUDITED)

         Earnings (loss) per share is calculated as follows for the three and nine months ended September 30, 1997 and 1998 (in thousands, except per share data):

                                                            THREE MONTHS                          NINE MONTHS
                                                         ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                         -------------------                   -------------------
                                                       1998               1997               1998               1997
                                                       ----               ----               ----               ----
BASIC:
Net earnings (loss) before extraordinary
  loss....................................         $   11,496        $     3,727       $    (34,036)        $   31,851
Net earnings (loss).......................             11,496              3,727            (44,156)            31,851
Net earnings (loss) available to common
   stockholders...........................             11,496              3,727            (44,156)            31,716

Weighted average shares outstanding.......             56,772             53,923             55,367             53,478

Earnings (loss) per share:
   Net earnings (loss) before
     extraordinary loss...................         $     0.20        $      0.07       $      (0.61)        $     0.59
   Net earnings (loss) available to
     common stockholders..................         $     0.20        $      0.07       $      (0.80)        $     0.59


DILUTED:
Net earnings (loss) available to common
   stock holders used in basic
   calculation............................         $   11,496        $     3,727       $    (44,156)        $   31,716
Net income impact of assumed conversion...              4,045                 88                ---                708
                                           ------------------     --------------     --------------      -------------
Adjusted net earnings (loss) available to
   common stockholders....................         $   15,541        $     3,815       $    (44,156)        $   32,424

Weighted average shares used in basic
   calculation............................             56,772             53,923             55,367             53,478
Effect of dilutive securities:
   Stock options and warrants.............                900              1,148                ---                753
   Assumed conversion of convertible
     debt.................................             21,962                829                ---                829
                                           ------------------     --------------     --------------      -------------

Weighted average common and common
   equivalent shares outstanding..........             79,634             55,900             55,367             55,060

Earnings per share:
   Net earnings (loss) before
     extraordinary loss...................         $     0.20        $      0.07       $      (0.61)        $     0.59
   Net earnings (loss) available to
     common stockholders..................         $     0.20        $      0.07       $      (0.80)        $     0.59

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                     (UNAUDITED)

6. OTHER EVENTS

         (a) GOVERNMENT INVESTIGATION

         In January 1995, the Company learned that two of its subsidiaries were the subject of a pending Federal investigation. The investigating agencies were the United States Department of Health and Human Services' Office of the Inspector General ("OIG") and the United States Department of Justice. In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. In the summer of 1998, the OIG informed the Company that it had no present intention of initiating any civil or administrative actions against the Company or any individuals or seeking monetary damages or other relief with respect to the issues in the Federal Investigation, and the Civil Division of the Department of Justice similarly informed the Company that it has determined not to proceed any further at this time with the Federal Investigation. No assurance can be given that the government will not proceed with any investigation at a later time or initiate additional investigations based on the same or other legal or regulatory concerns.

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

         (b) LITIGATION

         On or about January 23, 1996, two former stockholders of SunCare (a wholly-owned subsidiary of the Company), John Brennan and Susan Bird, filed a lawsuit (the "SunCare Litigation") against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. On May 21, 1998, the Company and the Plaintiffs settled the action for $7.4 million. On June 9, 1998, the Court approved the settlement and entered an order of dismissal.

         On November 25, 1997, the Company, RCA and representatives of the plaintiffs in certain pending class actions against RCA and its management reached an agreement in principle to settle the class actions for $9.0 million. In connection with the agreement in principle, the Company escrowed on behalf of the defendants the settlement amount into an escrow fund. This amount was expensed in the nine months ended September 30, 1998. The settlement is subject to, among other things, confirmatory discovery, the execution of definitive doucmentation and court approval.

         (c) OTHER INQUIRIES

         From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by predecessor operators. The Company is currently the subject of several such examinations. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

facilities, may be held financially responsible for such overpayments. At this time, the Company is unable to predict the outcome of any examinations.

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

7. SUMMARIZED FINANCIAL INFORMATION

         The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Convertible Subordinated Debentures and the 11 3/4% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                 AS OF SEPTEMBER 30,     AS OF DECEMBER 31,
                                                        1998                   1997
                                                        ----                   ----
Current assets................................    $     109,326             $  108,232
Noncurrent assets.............................          387,511                391,048
Current liabilities...........................            8,854                 26,016
Noncurrent liabilities........................           70,433                 72,373
Due to parent.................................          204,519                165,207


                                                                 FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                        -------------                         -------------
                                                                  1998                1997                1998              1997
                                                                  ----                ----                ----              ----
Net revenues................................................. $    145,053         $  129,893         $  440,136        $  377,841
Costs and expenses...........................................      133,443            122,222            407,096           358,014
                                                              ---------------------------------------------------------------------
Earnings before intercompany charges and income taxes........       11,610              7,671             33,040            19,827
Intercompany charges(1)......................................       23,581             20,197             72,676            54,528
                                                              ---------------------------------------------------------------------
Earnings (loss) before income taxes..........................      (11,971)           (12,526)           (39,636)          (34,701)
Income taxes (benefit).......................................       (5,182)            (4,885)           (16,984)          (13,533)
                                                              ----------------------------------------------------------------------
                                                              ---------------------------------------------------------------------
Net earnings (loss)..........................................  $    (6,789)        $   (7,641)        $  (22,652)       $  (21,168)
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------

----------------
(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $10.8 million and $8.1 million for the three months ended September 30, 1998 and 1997, respectively; and $35.0 million and $23.6 million for the nine months ended September 30, 1998 and 1997, respectively. Royalty fees charged to Mediplex for the three months ended September 30, 1998 and 1997 for the use of Sun trademarks were $2.5 million and $1.9 million, respectively; and $8.1 million and $5.4 million for the nine months ended September 30, 1998 and 1997, respectively. Intercompany interest charged to Mediplex for the three months ended September 30, 1998 and 1997 for advances from Sun was $10.3 million and $10.2 million, respectively; and $29.6 million and $25.6 million for the nine months ended September 30, 1998 and 1997, respectively.

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                     (UNAUDITED)

8. SUMMARIZED CONSOLIDATING INFORMATION

         In connection with the Company's offering of $250.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes") in July 1997, and $150.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2008 in May 1998 (the "9 3/8% Notes," collectively the "Notes"), all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff Management, Inc. and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

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

         Through various intercompany agreements entered into by the Company, the Guarantors, and certain of the non-Guarantor subsidiaries Sun provides management services, and acts on behalf of the Guarantors and certain of the non-Guarantors subsidiaries to make financing available for their operations. The Company charged the Guarantors for management services totaling $53.8 million and $29.1 million for the periods ended September 30, 1998 and 1997, respectively. The Company charged the non-Guarantor subsidiaries for management services totaling 1.7 million and $0.4 million for the periods ended September 30, 1998 and 1997, respectively. Intercompany interest charged to the Guarantors for the periods ended September 30, 1998 and 1997 for advances from the Company were $48.6 million and $24.0 million, respectively. Intercompany interest charged to the non-Guarantor subsidiaries for the three months ended September 30, 1998 and 1997 for advances from the company was $1.2 million and $0.7 million respectively.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                 COMBINED        COMBINED
                                                  PARENT        GUARANTOR     NON-GUARANTOR
                                                  COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                                  -------      ------------    ------------   -----------  ------------
                                                                           (IN THOUSANDS)
Current assets:
   Cash and cash equivalents .................  $     (1,581)  $    31,674    $      2,591    $      ---   $    32,684
   Restricted cash............................         9,000         1,823             ---           ---        10,823
   Accounts receivable, net...................           ---       492,534          58,341          (317)      550,558
   Other receivables..........................        11,288        19,590           8,414           ---        39,292
   Prepaids and other assets..................           596        50,537           6,599           ---        57,732
   Deferred tax assets........................         7,176         4,554             ---           ---        11,730
                                               -------------   -----------   -------------   -----------   -----------

      Total current assets....................        26,479       600,712          75,945          (317)      702,819
                                               -------------   -----------   -------------   -----------   -----------


   Property and equipment, net................        30,805       366,529         392,809           ---       790,143
   Goodwill, net..............................           ---       876,828         169,401           ---     1,046,229
   Notes receivable...........................        60,080         2,784          13,448           ---        76,312
   Other assets, net..........................        80,193        71,012          23,833           ---       175,038
   Investment in subsidiaries.................       611,846           ---             ---      (611,846)          ---
   Deferred tax assets........................        39,583           ---           2,487           ---        42,070
                                               -------------   -----------   -------------   -----------   -----------

      Total assets............................  $    848,986   $ 1,917,865    $    677,923    $ (612,163)  $ 2,832,611
                                               -------------   -----------   -------------   -----------   -----------
                                               -------------   -----------   -------------   -----------   -----------

Current liabilities:
   Current portion of long-term debt..........  $      5,000   $    44,260    $     38,884    $        -   $    88,144
   Current portion of obligations under
      capital leases..........................           262         1,415             377             -         2,054
   Accounts payable...........................        34,031        55,374           6,780          (317)       95,868
   Accrued compensation and benefits..........        21,870        61,145           6,625             -        89,640
   Accrued interest...........................        16,477         4,448           2,741             -        23,666
   Accrued self insurance obligations.........           369        36,187            (202)            -        36,354
   Other accrued liabilities..................         6,028        46,090          35,279             -        87,397
                                               -------------   -----------   -------------   -----------   -----------
     Total current liabilities...............         84,037       248,919          90,484          (317)      423,123
                                               -------------   -----------   -------------   -----------   -----------
Long-term debt, net of current portion........     1,303,377       212,391          91,970             -     1,607,738
Obligations under capital leases, net of
   current portion............................            17        24,284          76,782             -       101,083
Other long-term liabilities...................             -        41,917             673             -        42,590
Deferred tax liabilities......................         8,656         1,099          12,287             -        22,042
                                               -------------   -----------   -------------   -----------   -----------
      Total liabilities.......................     1,396,087       528,610         272,196          (317)    2,196,576
                                               -------------   -----------   -------------   -----------   -----------
Intercompany balances.........................    (1,164,154)    1,058,101         113,895        (7,842)            -
Minority interest.............................             -         4,553          16,285             -        20,838
Total stockholders' equity....................       617,053       326,601         275,547      (604,004)      615,197
                                               -------------   -----------   -------------   -----------   -----------
      Total liabilities and stockholders'
        equity................................  $    848,986   $ 1,917,865    $    677,923    $ (612,163)  $ 2,832,611
                                               -------------   -----------   -------------   -----------   -----------
                                               -------------   -----------   -------------   -----------   -----------

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATING BALANCE SHEET

                          AS OF SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                                               COMBINED         COMBINED
                                               PARENT          GUARANTOR      NON-GUARANTOR
                                               COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                               -------       ------------     -------------    -----------    ------------
                                                                           (IN THOUSANDS)
Current assets:
   Cash and cash equivalents.............. $       (17,463)  $      27,981    $      2,535     $       ---    $     13,053
   Accounts receivable, net...............             ---         582,309          69,317             ---         651,626
   Other receivables......................          19,964          38,809           7,531             ---          66,304
   Prepaids and other assets..............           2,408          63,902           7,417             ---          73,727
   Deferred tax assets....................          38,372             ---           1,509             ---          39,881
                                           ---------------   -------------   -------------   -------------   --------------
      Total current assets................          43,281         713,001          88,309             ---         844,591
                                           ---------------   -------------   -------------   -------------   --------------
   Property and equipment, net............          65,598         387,193         420,909             ---         873,700
   Goodwill, net..........................             ---         904,759         178,391             ---       1,083,150
   Notes receivable.......................          62,094           9,461          13,448             ---          85,003
   Other assets, net......................          96,731          67,492          26,987             ---         191,210
   Investment in subsidiaries.............         604,758             ---             ---        (604,758)            ---
   Deferred tax assets....................          20,862             ---             ---             ---          20,862
                                           ---------------   -------------   -------------   -------------   --------------
      Total assets........................ $       893,324   $   2,081,906    $    728,044     $  (604,758)   $  3,098,516
                                           ---------------   -------------   -------------   -------------   --------------
                                           ---------------   -------------   -------------   -------------   --------------

Current liabilities:
   Current portion of long-term debt...... $           ---   $      32,211    $     39,427     $       ---    $     71,638
   Current portion of obligations under
      capital leases......................           1,168           2,380             399             ---           3,947
   Accounts payable.......................          43,508          10,625           8,885             ---          63,018
   Accrued compensation and benefits                23,701          71,058          11,226             ---         105,985
   Accrued interest.......................          16,641           5,532           2,222             ---          24,395
   Accrued self-insurance obligations                2,649          51,395             288            ----          54,332
   Other accrued liabilities..............          22,492          71,268          30,036             ---         123,796
   Income taxes payable...................          22,107             ---             ---             ---          22,107
                                           ---------------   -------------   -------------   -------------   --------------
      Total current liabilities...........         132,266         244,469          92,483             ---         469,218
                                           ---------------   -------------   -------------   -------------   --------------
Long-term debt, net of current portion....       1,194,732         193,284         113,863             ---       1,501,879
Obligations under capital leases, net of
   current portion........................             ---          27,303          77,808             ---         105,111
Other long-term liabilities...............             ---          39,167           2,436             ---          41,603
Deferred tax liabilities..................             ---             ---           5,758             ---           5,758
                                           ---------------   -------------   -------------   -------------   --------------
      Total liabilities...................       1,326,998         504,223         292,348             ---       2,123,569
                                           ---------------   -------------   -------------   -------------   --------------
Intercompany advances.....................      (1,400,642)      1,266,995         133,647             ---             ---
Minority interest.........................             ---           2,653          14,865             ---          17,518
Company-obligated manditorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely 7%
   convertible junior subordinated
   debentures of the Company..............         345,000             ---             ---             ---         345,000
Total stockholders' equity................         621,968         308,035         287,184        (604,758)        612,429
                                           ---------------   -------------   -------------   -------------   --------------
      Total liabilities and stockholders'
        equity............................ $       893,324   $   2,081,906    $    728,044     $  (604,758)   $  3,098,516
                                           ---------------   -------------   -------------   -------------   --------------
                                           ---------------   -------------   -------------   -------------   --------------

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF EARNINGS

                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                    (UNAUDITED)

                                                           COMBINED         COMBINED
                                            PARENT         GUARANTOR     NON-GUARANTOR
                                           COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATION      CONSOLIDATED
                                           -------       ------------    -------------     -----------      -------------
                                                                         (IN THOUSANDS)
Total net revenues.................... $        444       $   468,801      $    88,024      $    (2,053)    $    555,216
                                       --------------    -------------    -------------    -------------    -------------

Costs and expenses:
   Operating..........................          ---           399,657           73,845           (2,053)         471,449
   Corporate general and
      administrative..................       15,144             7,456            3,315              ---           25,915
   Provision for losses on accounts
      receivable......................          ---             5,273              167              ---            5,440
   Depreciation and amortization......        1,053            10,336            4,281              ---           15,670
   Interest, net......................       11,818             4,761            4,586              ---           21,165
   Equity interest in (earnings) loss
      of subsidiaries.................       13,290               ---              ---          (13,290)             ---
                                       --------------    -------------    -------------    -------------    -------------
      Total costs and expenses........       41,305           427,483           86,194          (15,343)         539,639
                                       --------------    -------------    -------------    -------------    -------------
Earnings (loss) before income taxes
   and intercompany charges...........      (40,861)           41,318            1,830           13,290           15,577
Intercompany charges..................      (54,374)           53,327            1,047              ---              ---
                                       --------------    -------------    -------------    -------------    -------------
Earnings (loss) before income taxes...       13,513           (12,009)             783           13,290           15,577
Income taxes..........................        9,786             1,419              645              ---           11,850
                                       --------------    -------------    -------------    -------------    -------------
Net Earnings (loss)................... $      3,727       $   (13,428)     $       138      $    13,290     $      3,727
                                       --------------    -------------    -------------    -------------    -------------
                                       --------------    -------------    -------------    -------------    -------------

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF EARNINGS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                    (UNAUDITED)

                                                            COMBINED         COMBINED
                                            PARENT         GUARANTOR      NON-GUARANTOR
                                            COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATION      CONSOLIDATED
                                            -------       ------------    -------------     -----------      -------------
                                                                          (IN THOUSANDS)
Total net revenues.....................   $   1,800    $   1,302,355       $      238,404    $     (5,673)    $  1,536,886
                                        ------------   ---------------   -----------------   -------------    -------------
Costs and expenses:
   Operating...........................         ---        1,097,188              200,715          (5,673)       1,292,230
   Corporate general and
      administrative...................      40,035           18,185               10,068             ---           68,288
   Provision for losses on accounts
      receivable.......................         ---           13,458                  552             ---           14,010
   Depreciation and amortization.......       3,169           28,946               11,903             ---           44,018
   Interest, net.......................      28,430           14,515               11,993             ---           54,938
   Equity interest in (earnings) loss
      of subsidiaries..................      12,665              ---                  ---         (12,665)             ---
                                        ------------   ---------------   -----------------   -------------    -------------
      Total costs and expenses.........      84,299        1,172,292              235,231         (18,338)       1,473,484
                                        ------------   ---------------   -----------------   -------------    -------------
Earnings (loss) before income taxes
   and intercompany charges............     (82,499)         130,063                3,173          12,665           63,402
Intercompany charges...................    (139,872)         136,945                2,927             ---              ---
                                        ------------   ---------------   -----------------   -------------    -------------
Earnings (loss) before income taxes....      57,373           (6,882)                 246          12,665           63,402
Income taxes...........................      25,657            4,884                1,010             ---           31,551
                                        ------------   ---------------   -----------------   -------------    -------------
Net earnings (loss)....................      31,716          (11,766)                (764)         12,665           31,851
Preferred Stock Dividend...............         ---              135                  ---             ---              135
                                        ------------   ---------------   -----------------   -------------    -------------
Net earnings (loss) available to
   common stockholders.................   $  31,716    $     (11,901)      $         (764)   $     12,665     $     31,716
                                        ------------   ---------------   -----------------   -------------    -------------
                                        ------------   ---------------   -----------------   -------------    -------------

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF EARNINGS

                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                           COMBINED         COMBINED
                                           PARENT         GUARANTOR      NON-GUARANTOR
                                          COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATION      CONSOLIDATED
                                          -------        ------------    -------------     -----------      -------------
                                                                         (IN THOUSANDS)
Total net revenues...................    $     745        $   714,771    $     115,064     $     (3,924)    $    826,656
                                      --------------     -------------   --------------    --------------   -------------
Costs and expenses:
   Operating.........................          ---            586,828          100,717           (3,924)         683,621
   Corporate general and
      administrative.................       29,690             12,209            4,646              ---           46,545
   Provision for losses on accounts
      receivable.....................          ---              8,114            1,502              ---            9,616
   Depreciation and amortization.....        2,463             18,112            6,065              ---           26,640
   Interest, net.....................       24,763              3,696            5,337              ---           33,796
   Equity interest in (earnings)
      loss of subsidiaries...........       11,726                ---              ---          (11,726)             ---
                                      --------------     -------------   --------------    --------------   -------------
        Total costs and expenses.....       68,642            628,959          118,267          (15,650)         800,218
                                      --------------     -------------   --------------    --------------   -------------
Dividends on convertible preferred
   securities of subsidiary..........        6,087                ---              ---              ---            6,087
                                      --------------     -------------   --------------    --------------   -------------
Earnings (loss) before income taxes
   and intercompany charges..........      (73,984)            85,812           (3,203)          11,726           20,351
Intercompany charges(1)..............     (103,815)           100,897            2,918              ---              ---
                                      --------------     -------------   --------------    --------------   -------------
Earnings (loss) before income taxes..       29,831            (15,085)          (6,121)          11,726           20,351
Income taxes.........................       18,335             (7,668)          (1,812)             ---            8,855
                                      --------------     -------------   --------------    --------------   -------------
Net earnings (loss)..................    $  11,496        $    (7,417)   $      (4,309)    $     11,726     $     11,496
                                      --------------     -------------   --------------    --------------   -------------
                                      --------------     -------------   --------------    --------------   -------------

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF EARNINGS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (UNAUDITED)

                                                         COMBINED        COMBINED
                                          PARENT         GUARANTOR     NON-GUARANTOR
                                          COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                          -------      ------------    -------------    -----------    -------------
                                                                      (IN THOUSANDS)
Total net revenues...................    $    1,579     $ 2,142,441    $    331,288     $   (11,641)   $  2,463,667
                                      --------------   -------------  --------------    ------------   -------------
Costs and expenses:
   Operating.........................           ---       1,768,049         289,186         (11,641)      2,045,594
   Corporate general and
      administrative.................        85,323          35,962          13,605             ---         134,890
   Provision for losses on accounts
      receivable.....................           ---          25,915           2,113             ---          28,028
   Depreciation and amortization.....         5,505          50,262          17,302             ---          73,069
   Interest, net.....................        79,787          15,803          14,339             ---         109,929
   Loss on sale of assets............         2,400           5,402             ---             ---           7,802
   Litigation and investigation costs        22,050           8,206             ---             ---          30,256
   Merger expenses...................        25,560             ---             ---             ---          25,560
   Equity interest in (earnings)
      loss of subsidiaries...........        50,452             ---             ---         (50,452)            ---
                                      --------------   -------------  --------------    ------------   -------------
        Total costs and expenses.....       271,076       1,909,600         336,545         (62,093)      2,455,128

Dividends on convertible preferred
   securities of subsidiary..........         9,858             ---             ---             ---           9,858
                                      --------------   -------------  --------------    ------------   -------------
Earnings (loss) before income taxes,
   intercompany charges and
   extraordinary loss................      (279,355)        232,841          (5,257)         50,452          (1,319)
Intercompany charges.................      (283,581)        277,456           6,125             ---             ---
                                      --------------   -------------  --------------    ------------   -------------
Earnings (loss) before income taxes
   and extraordinary loss............         4,226         (44,615)        (11,382)         50,452          (1,319)
Income taxes.........................        38,262          (3,231)         (2,314)            ---          32,717
                                      --------------   -------------  --------------    ------------   -------------
Earnings (loss) before extraordinary
   Loss..............................       (34,036)        (41,384)         (9,068)         50,452         (34,036)
Extraordinary loss...................        10,120             ---             ---             ---          10,120
                                      --------------   -------------  --------------    ------------   -------------
Net earnings (loss)..................    $  (44,156)    $   (41,384)   $     (9,068)    $    50,452    $    (44,156)
                                      --------------   -------------  --------------    ------------   -------------
                                      --------------   -------------  --------------    ------------   -------------

                    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                    (UNAUDITED)

                                                                   COMBINED        COMBINED
                                                     PARENT        GUARANTOR     NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES    SUBSIDIARIES  ELIMINATION   CONSOLIDATED
                                                    -------       ------------   -------------  -----------   -------------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)......................... $     31,716      $  (11,901)    $     (764)    $   12,665     $    31,716
   Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for)
      operating activities:
      Equity in earnings in subsidiaries.......       12,665             ---            ---        (12,665)            ---
      Depreciation and amortization............        3,169          28,946         11,903            ---          44,018
      Provision for losses on accounts
        receivable.............................          ---          13,458            552            ---          14,010
      Other, net...............................        3,483          (1,765)          (130)           ---           1,588
      Changes in operating assets and
       liabilities:
        Accounts receivable....................          ---         (90,454)       (14,285)           ---        (104,739)
        Other current assets...................        8,646              85            515            ---           9,246
        Other current liabilities..............       41,926          (4,810)         7,240            ---          44,356
        Income taxes...........................       34,526          (9,360)         1,909            ---          27,075
                                                -------------    -------------   -----------    -----------    ------------
        Net cash provided by (used for)
          operating activities.................      136,131         (75,801)         6,940            ---          67,270
                                                -------------    -------------   -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net...................       (2,353)        (21,983)       (39,004)           ---         (63,340)
   Acquisitions, net of cash acquired..........          ---         (57,220)      (168,764)           ---        (225,984)
   Proceeds from the sale and leaseback of
      property and equipment...................          ---          30,639         49,837            ---          80,476
   Increase in long-term notes receivable......      (37,494)          3,333            ---            ---         (34,161)
   Other assets expenditures...................       21,824          (6,194)       (44,609)           ---         (28,979)
                                                -------------    -------------   -----------    -----------    ------------
        Net cash used for investing activities.      (18,023)        (51,425)      (202,540)           ---        (271,988)
                                                -------------    -------------   -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings...................      493,009         (10,882)        16,103            ---         498,230
   Long-term debt repayments...................     (242,942)        (23,342)       (34,665)           ---        (300,949)
   Purchase of treasury stock..................         (546)            ---            ---            ---            (546)
   Net proceeds from issuance of common stock          8,388             ---            ---            ---           8,388
   Financing fees paid.........................       (8,372)         (1,100)          (249)           ---          (9,721)
   Intercompany advances.......................     (375,599)        159,964        215,635            ---             ---
                                                -------------    -------------   -----------    -----------    ------------
        Net cash provided by (used for)
          financing activities.................     (126,062)        124,640        196,824            ---         195,402
                                                -------------    -------------   -----------    -----------    ------------
Effect of exchange rate on cash and cash
   equivalents.................................          ---             ---           (595)           ---            (595)
                                                -------------    -------------   -----------    -----------    ------------
Net increase (decrease) in cash and cash
   equivalents.................................       (7,954)         (2,586)           629            ---          (9,911)
Cash and cash equivalents at beginning of year         2,226          11,199          1,784            ---          15,209
                                                -------------    -------------   -----------    -----------    ------------
Cash and cash equivalents at end of period..... $     (5,728)     $    8,613      $   2,413     $      ---     $     5,298
                                                -------------    -------------   -----------    -----------    ------------
                                                -------------    -------------   -----------    -----------    ------------

                     SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     (UNAUDITED)

                                                                         COMBINED       COMBINED
                                                             PARENT      GUARANTOR    NON-GUARANTOR
                                                             COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                                             -------    ------------  -------------   -----------  -------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)................................. $     (44,156)  $    (41,383)   $    (9,069)   $  50,452    $   (44,156)
   Adjustments to reconcile net earnings (loss) to net
      cash provided by (used for) operating activities:
      Extraordinary loss, net..........................        10,120            ---            ---         ---         10,120
      Loss on sale of assets...........................         2,400          5,402            ---         ---          7,802
      Equity in earnings in subsidiaries...............        50,452            ---            ---      (50,452)          ---
      Depreciation and amortization....................         5,505         50,262         17,302         ---         73,069
      Provision for losses on accounts receivable......           ---         25,915          2,113                     28,028
      Other, net.......................................         6,881           (954)            43         ---          5,970
     Changes in operating assets and liabilities:
        Accounts receivable............................           ---       (107,149)       (11,634)        ---       (118,783)
        Other current assets...........................       (16,407)       (21,557)         1,902         ---        (36,062)
        Other current liabilities......................        63,437        (52,078)           266         ---         11,625
        Income taxes...................................        15,136         (5,941)        (2,888)        ---          6,307
                                                        --------------  -------------   ------------  -----------  -------------
        Net cash provided by (used for) operating
          activities...................................        93,368       (147,483)        (1,965)        ---        (56,080)
                                                        --------------  -------------   ------------  -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net...........................       (35,150)       (54,749)       (14,922)        ---       (104,821)
   Acquisitions, net of cash acquired.                            283        (42,200)        (6,427)        ---        (48,344)
   Proceeds from the sale and leaseback of property
      and equipment....................................           ---         16,833            ---         ---         16,833
   Increase in long-term notes receivable..............        (5,888)        (1,476)          (316)        ---         (7,680)
   Other assets expenditures...........................       (14,445)            83         (9,673)        ---        (24,035)
                                                        --------------  -------------   ------------  -----------  -------------
        Net cash used for investing activities.........       (55,200)       (81,509)       (31,338)        ---       (168,047)
                                                        --------------  -------------   ------------  -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings...........................       194,422          6,875         14,374         ---        215,671
   Long-term debt repayments...........................      (313,976)       (16,468)       (10,007)        ---       (340,451)
   Net proceeds from issuance of convertible preferred
      securities of subsidiary.........................       334,044            ---            ---         ---        334,044
   Net proceeds from issuance of common stock                   3,085            ---            ---         ---          3,085
   Purchases of treasury stock.........................        (1,357)           ---            ---         ---         (1,357)
   Other financing activities..........................        (9,745)         3,837             88         ---         (5,820)
   Intercompany advances...............................      (260,523)       231,055         29,468         ---            ---
                                                        --------------  -------------   ------------  -----------  -------------
        Net cash provided by (used for) financing
          activities...................................       (54,050)       225,299         33,923         ---        205,172
                                                        --------------  -------------   ------------  -----------  -------------
Effect of exchange rate on cash and cash equivalents...           ---            ---           (676)        ---           (676)
                                                        --------------  -------------   ------------  -----------  -------------
Net increase (decrease) in cash and cash equivalents...       (15,882)        (3,693)           (56)        ---        (19,631)
Cash and cash equivalents at beginning of period.......        (1,581)        31,674          2,591         ---         32,684
                                                        --------------  -------------   ------------  -----------  -------------
Cash and cash equivalents at end of period............. $     (17,463)  $     27,981    $     2,535   $     ---    $    13,053
                                                        --------------  -------------   ------------  -----------  -------------
                                                        --------------  -------------   ------------  -----------  -------------

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (the "Company" or "Sun"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical and medical supply services. Long-term care and subacute care services and outpatient therapy services are provided through affiliated facilities. Therapy services and pharmaceutical services are provided by the Company in both affiliated and nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom, Spain and Germany and acute care services in Australia and pharmaceutical services in the United Kingdom, Germany and Spain.

         The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, use of its long-term and subacute care operations as a base for expansion of its ancillary services, provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, have had significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities and accordingly have historically provided more than half of the Company's operating profits. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and sub-acute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The higher operating margins from the provision of ancillary services have been primarily attributable to favorable reimbursement rates under the Medicare reimbursement system. However, effective July 1, 1998, Medicare began a four year phase in of a prospective payment system ("PPS") which will provide reimbursement of all costs including ancillary service and capital-related costs at a fixed fee. The Company believes that under PPS for long-term and subacute care services it may be better able than some of its competitors to respond to the new PPS environment because it provides more types of ancillary services in-house and to nonaffiliated facilities than many of its competitors. There can be no assurance that the Company will be able to maintain its margins or that its margins will not decrease and that PPS will not have a material adverse effect on the Company's financial condition or results of operations. See "Effects from Changes in Reimbursement."

         On June 30, 1998, a wholly owned subsidiary of the Company merged with Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers in eight states in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The RCA merger was accounted for as a pooling of interests and accordingly, the financial statements have been restated to include the accounts and operations of RCA for all periods prior to the merger. In addition, on June 30, 1998, the Company also acquired the remaining 35% of Contour. The Contour acquisition was accounted for as a purchase.

         The Company's results of operations for the three and nine months ended September 30, 1998 and 1997 reflect the acquisition of facilities, the growth of the Company's existing facility operations, the expansion of the Company's therapy service operations and temporary therapy staffing services, and the growth of the Company's pharmaceutical and medical supply operations.

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

         At September 30, 1998, the Company operated 421 facilities with 48,049 licensed beds, including 98 RCA facilities with 11,235 licensed beds, in the United States; 155 facilities with 8,705 licensed beds in the United Kingdom; nine facilities with 1,530 licensed beds in Spain; 14 facilities with 1,076 licensed beds in Germany and six facilities with 353 licensed beds in Australia. During the nine months ended September 30, 1998, the Company acquired, on a net basis, two facilities with 159 licensed beds in the United States and 15 facilities with 648 licensed beds in the United Kingdom. Also, during the nine months ended September 30, 1998, the Company developed and opened 3 facilities in the United Kingdom with a total of 220 licensed beds.

         At December 31, 1997, the Company operated 419 facilities with 47,890 licensed beds including 98 RCA facilities with 11,235 licensed beds in the United States; 137 facilities with 7,837 licensed beds in the United Kingdom; eight facilities with 1,328 licensed beds in Spain; 11 facilities with 930 licensed beds in Germany and six facilities with 353 licensed beds in Australia. During 1997, in addition to Regency and Ashbourne, the Company acquired 77 facilities in the United States and nine facilities in the United Kingdom, resulting in a total increase of 8,932 and 476 licensed beds in the United States and United Kingdom, respectively. Also, in 1997 the Company developed and opened one facility in the United States and nine facilities in the United Kingdom with a total of 154 and 604 licensed beds in the United States and United Kingdom, respectively.

         The Company's therapy service operations, include the provision of physical, occupational and speech therapy and the provision of respiratory care. In addition the Company's therapy service operations provide other additional ancillary healthcare services and the distribution of related equipment and supplies. As of September 30, 1998, the Company provided its therapy services to 1,429 nonaffiliated facilities, an increase of 338 facilities from the 1,091 nonaffiliated facilities serviced at September 30, 1997.

         The Company's temporary therapy service operations, which provide temporary therapists, had 33 and 27 division offices at September 30, 1998 and December 31, 1997, respectively. During the nine months ended September 30, 1998, the Company provided approximately 1.9 million temporary therapy staffing hours to nonaffiliates, an 11% decrease from the 2.1 million nonaffiliated temporary therapy staffing hours provided during the nine months ended September 30, 1997. This decrease is a result of the decline in demand for contract therapy services in response to revised salary equivalency guidelines issued by HCFA in early 1998 and the transition of skilled nursing facilities to PPS (See "Effects from Changes in Reimbursement").

         The Company's pharmaceutical and medical supply service operations include the provision of pharmaceuticals, the distribution of related supplies and home care. As of September 30, 1998, the Company operated 42 regional pharmacies, four in-house long-term care pharmacies, 13 home health service agencies, seven medical supply distribution centers, and one pharmaceutical billing and consulting center in the United States.

         The Company's foreign operations, in addition to the nursing home facilities in the United Kingdom, Spain and Germany and acute care facilities in Australia, include the provision of pharmaceutical services in the United Kingdom, Germany and Spain and outpatient therapy services in Canada. During 1997, the Company announced its intention to sell and divest itself of its outpatient therapy service operations in Canada, as well as in the United States. As of September 30, 1998, the Company operated 19 pharmacies and one supply distribution center in the United Kingdom and one pharmacy in Spain.

         The following table, as restated to give effect to the RCA Merger, sets forth certain operating data for the Company as of the dates indicated:

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                               -------------       ------------
                                                                            1998          1997         1997
                                                                            ----          ----        -----
Long-term Care, Subacute Care and Assisted Living Facility
    Operations:
  Long-term care, subacute care and assisted living
      facilities (including managed facilities):
      Domestic operations...........................................           421           290          419
      Foreign operations............................................           184           146          162
                                                                     --------------     ---------   ------------
        Total.......................................................           605           436          581
                                                                     --------------     ---------   ------------
                                                                     --------------     ---------   ------------
  Licensed beds (including managed facilities):
      Domestic operations...........................................        48,049        34,037       47,890
      Foreign operations............................................        11,664         9,293       10,448
                                                                     --------------     ---------   ------------
        Total.......................................................        59,713        43,330       58,338
                                                                     --------------     ---------   ------------
                                                                     --------------     ---------   ------------
Therapy Service Operations:
   Nonaffiliated facilities served..................................         1,429         1,091        1,235
   Affiliated facilities served.....................................           421           215          330
                                                                     --------------     ---------   ------------
        Total.......................................................         1,850         1,306        1,565
                                                                     --------------     ---------   ------------
                                                                     --------------     ---------   ------------
Temporary Therapy Staffing Service Operations:
  Hours billed to nonaffiliates (in thousands)
      Three months ended Sept 30....................................           605           735          ---
      Nine  months ended Sept 30....................................         1,929         2,104          ---
      Twelve months ended December 31...............................           ---           ---        2,817
                                                                     --------------     ---------   ------------
                                                                     --------------     ---------   ------------
Pharmaceutical and Medical Supply Operations:
   Nonaffiliated facilities served..................................           577           412          533
   Affiliated facilities served.....................................           347           166          268
                                                                     --------------     ---------   ------------
        Total.......................................................           924           578          801
                                                                     --------------     ---------   ------------
                                                                     --------------     ---------   ------------

RESULTS OF OPERATIONS
         The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                  THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                             ------------------------------------------       ---------------------------------------
                                         1998                  1997                   1998                   1997
                                         ----                  ----                   ----                   ----
Long-term care, subacute
   care and assisted
   living services.........       568,315     69%       353,549     64%       1,692,054     69%       976,588     64%
Therapy services to
   nonaffiliates...........        84,602     10%        69,090     12%         260,482     11%       198,545     13%
Foreign operations.........        70,995      9%        53,029     10%         207,343      8%       139,119      9%
Temporary therapy staffing
   services to
   nonaffiliates...........        29,339      4%        35,965      7%          96,493      4%       103,202      7%
Pharmaceutical and medical
   supply services to
   nonaffiliates...........        69,332      8%        41,221      7%         197,466      8%       111,241      7%
Management fees and other..         4,073     ---         2,362     ---           9,829     ---         8,191     ---
                            --------------   -----      -------    -----      ---------    ----     ---------    -----
      Total net revenues...       826,656    100%       555,216    100%       2,463,667    100%     1,536,886    100%
                            --------------   -----      -------    -----      ---------    ----     ---------    -----
                            --------------   -----      -------    -----      ---------    ----     ---------    -----

         Revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services provided by the Company's affiliated operations. Revenues for therapy services provided to domestic affiliated facilities were $100.5 million and $57.3 million for the three months ended September 30, 1998 and 1997, respectively; and $289.9 million and $132.5 million for the nine months ended September 30, 1998 and 1997, respectively. Revenues provided to domestic affiliated facilities for pharmaceutical and medical supply services were $22.0 million and $11.3 million for the three months ended September 30, 1998 and 1997, respectively; and $64.9 million and $27.0 million for the nine months ended September 30, 1998 and 1997, respectively.

         The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -------------            -------------
                                                                    1998      1997          1998      1997
                                                                    ----      ----          ----      ----
Total net revenues..............................................     100%      100%          100%       100%
Costs and expenses:
   Operating....................................................     82.7      84.9          83.0       84.1
   Corporate general and administrative.........................      5.6       4.7           5.5        4.4
   Provision for losses on accounts receivable..................      1.2       1.0           1.1        0.9
   Depreciation and amortization................................      3.2       2.8           3.0        2.9
   Interest, net................................................      4.1       3.8           4.5        3.6
   Merger expenses..............................................      ---       ---           1.0        ---
   Litigation and investigation costs...........................      ---       ---           1.2        ---
   Loss on sale of assets.......................................      ---       ---           0.3        ---
                                                                    ------    ------        ------     ------
      Total costs and expenses..................................     96.8      97.2          99.6       95.9
Dividends on Convertible Preferred Securities of subsidiary.....      0.7       ---           0.4        ---
                                                                    ------    ------        ------     ------
Earnings (loss) before income taxes and extraordinary loss......      2.5       2.8           ---        4.1
Income taxes....................................................      1.1       2.1           1.4        2.0
                                                                    ------    ------        ------     ------
Net earnings (loss) before extraordinary loss...................      1.4       0.7          (1.4)       2.1
Extraordinary loss from early extinguishment of
 debt, net of income taxes......................................      ---       ---           0.4        ---
                                                                    ------    ------        ------     ------
Net earnings (loss).............................................      1.4       0.7          (1.8)       2.1
                                                                    ------    ------        ------     ------
                                                                    ------    ------        ------     ------
Net earnings (loss) available to common stockholders............      1.4%      0.7%         (1.8)%      2.1%
                                                                    ------    ------        ------     ------
                                                                    ------    ------        ------     ------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Total net revenues for the three months ended September 30, 1998 increased 49% from approximately $555.2 million for the three months ended September 30, 1997 to approximately $826.7 million.

         Net revenues from long-term care, subacute care and assisted living services, which include revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $353.5 million for the three months ended September 30, 1997 to $568.3 million for the three months ended September 30, 1998, a 61% increase. Approximately $139.3 million or 65% of this increase results from the 110 leased or owned facilities acquired from Regency in October 1997 and approximately $50.1 million or 23% of this increase resulted from an additional 84 leased or owned facilities acquired or opened since December 31, 1996. The remaining net revenues increase of $27.6 million, after giving effect to a decrease in net revenues of approximately $2.2 million relating to four facilities sold during 1997 and six facilities sold during 1998, is primarily attributable to increases in revenue per patient day and an increase in occupancy levels since September 1997 on a same facility basis for the 227 leased or owned facilities in operation for all of 1997 and the three months ended September 30, 1998. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

         Net revenues from therapy services to nonaffiliated facilities increased 22% from $69.1 million for the three months ended September 30, 1997 to $84.6 million for the three months ended September 30, 1998. Approximately $12.1 million, or 78% of this increase, is a result of an increase in the number of nonaffiliated facilities served from 1,091 facilities at September 30, 1997 to 1,429 facilities at September 30, 1998. The remaining net revenue increase is primarily a result of additional other ancillary services provided since 1997.

         Net revenues from foreign operations increased 34% from $53.0 million for the three months ended September 30, 1997 to $71.0 million for the three months ended September 30, 1998. Approximately $5.4 million or 30% of this increase was the result of increased net revenues from the operations in the United Kingdom. Approximately $12.6 million or 70% of this total increase is the result of the Company's acquisitions of operations in Germany, Australia and Spain during 1997.

         Net revenues from temporary staffing services to non affiliated facilities for the three months ended September 30, 1998 decreased 27% from $40.0 million to $29.3 million for the three months ended September 30, 1997. This decrease is a result of a decline in demand for contract therapy services in response to revised salary equivalency guidelines issued by HCFA in early 1998 and the transition of skilled nursing facilities to PPS. (See "Effects from changes in Reimbursement.")

         Net revenues from pharmaceutical and medical supply services to nonaffiliated facilities increased 68% from $41.2 million for the three months ended September 30, 1997 to $69.3 million for the three months ended September 30, 1998. Net revenues increased approximately $29.1 million as a result of the addition of 15 pharmacies and 14 home health agencies acquired from Regency. This increase was offset by a $5.3 million decline in medical supply revenues resulting from a loss of contracts at Contour. The remaining net revenues increase was primarily a result of an increase in non-affiliated facilities served as a result of additional acquisitions and expansion since 1997.

          Operating expenses, which includes rent expenses of $68.0 million and $38.3 million for the three months ended September 30, 1998 and 1997, respectively, increased 45% from approximately $471.4 million for the three months ended September 30, 1997 to approximately $683.6 million for the three months ended September 30, 1998. The increase resulted primarily from the net increase of 131 leased or owned long term care, subacute care, and assisted living facilities since September 30, 1997 and the growth in foreign operations, therapy services and pharmaceutical and medical supply services. Operating expenses as a percentage of net revenues decreased from 84.9% for the three months ended September 30, 1997 to 82.7% for the three months ended September 30, 1998. This is primarily due to decreased operating costs at the former RCA facility since the date of acquisition.

          Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 80% from $25.9 million for the three months ended September 30, 1997 to $46.5 million for the three months ended September 30, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 4.7% for the three months ended September 30, 1997 to 5.6% for the three months ended September 30, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including the acquisition of Regency and the implementation of new business strategies.

          Provision for losses on accounts receivable increased 78% from $5.4 million for the three months ended September 30, 1997 to $9.6 million for the three months ended September 30, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 1.0% for the three months ended September 30, 1997 to 1.2% for the three months ended September 30, 1998.

          Depreciation and amortization increased 69% from $15.7 million for the three months ended September 30, 1997 to $26.6 million for the three months ended September 30, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 2.8% for the three months ended September 30, 1997 to 3.2% for the three months ended September 30, 1998. The increase is primarily a result of amortization of goodwill recorded in connection with the acquisition of Regency in October 1997, ownership of foreign facilities acquired since 1997 and increased capital spending.

          Net interest expense increased 59% from $21.2 million for the three months ended September 30, 1997 to $33.8 million for the three months ended September 30, 1998. As a percentage of net revenues, interest expense increased from 3.8% for the three months ended September 30, 1997 to 4.1% for the three months ended September 30, 1998. The increase was related to (i) the Company's issuance of $150 million of 9 3/8% Notes in May 1998, (ii) an increase in borrowings under the Company's Senior Credit Facility associated with various acquisitions during 1997 and 1998 including Regency and Ashbourne and various acquisitions in Spain, Germany and Australia and (iii) offset partially by the Company's hedging strategy (see "Liquidity and Capital Resources").

         The Company's effective tax rate was 43.5% for the three months ended September 30, 1998 compared to 76.1% for the three months ended September 30, 1997. The decrease in the effective tax rate relates to 1997 losses incurred by RCA prior to acquisition for which no tax benefit was provided. The Company's effective tax rate, excluding the effect of RCA, was approximately 39.0% for the three months ended September 30, 1997. Excluding the effects of RCA, the increase in the Company's effective tax rate was due to a less favorable mix of state income in the United States than in prior year and the increased amount of non-deductible goodwill amortization expense resulting primarily from the acquisition of Regency.

         Net earnings available to common stockholders increased 208% from $3.7 million for the three months ended September 30, 1997 to $11.5 million for the three months ended September 30, 1998. As a percentage of net revenues, net earnings before income taxes decreased from 2.8% for the three months ended September 30, 1997 to 2.5% for the three months ended September 30, 1998. The margin decrease was primarily due to increased borrowings and borrowing costs, increased depreciation and amortization costs and increased corporate and general administrative expenses which were partially offset by a decline in operating expenses.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total net revenues for the nine months ended September 30, 1998 increased 67% from approximately $1.5 billion for the nine months ended September 30, 1997 to $2.5 billion.

          Net revenues from long-term care, subacute care and assisted living services, which include revenues generated from therapy and pharmaceutical services provided at the Company's facilities, increased from $976.6 million for the nine months ended September 30, 1997 to $1.7 billion for the nine months ended September 30, 1998, a 74% increase. Approximately $412.4 million or 56% of this increase results from 110 leased or owned facilities acquired from Regency in October 1997 and approximately $212.6 million or 29% of this increase resulted from an additional 84 facilities acquired or opened since December 31, 1996. The remaining net revenue increase of $109.7 million, after giving effect to a decrease in net revenues of approximately $11.3 million relating to six facilities sold during 1998 and four facilities sold during 1997, is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since September 30, 1997 on a same facility basis for the 227 leased or owned facilities in operation for all of 1997 and the nine months ended September 30, 1998. The increase in revenue per patient day was a result of payor rate increases and the expansion of the Company's subacute services.

         Net revenues from therapy services to nonaffiliated facilities increased 31% from $198.5 million for the nine months ended September 30, 1997 to $260.5 million for the nine months ended September 30, 1998. Approximately $45.9 million, or 74% of this increase is a result of an increase in the number of nonaffiliated facilities served from 1,091 facilities at September 30, 1997 to 1,429 facilities at September 30, 1998. The remaining net revenue increase is primarily a result of additional ancillary services provided since 1997.

         Net revenues from foreign operations increased 49% from $139.1 million for the nine months ended September 30, 1997 to $207.3 million for the nine months ended September 30, 1998. Approximately $ 31.5 million or 46% of this increase was the result of increased net revenues from operations in the United Kingdom. Approximately $ 36.7 million or 54% of this total increase is the result of the Company's acquisitions of nursing homes in Germany, Spain and Australia during 1997.

         Net revenues from temporary therapy staffing services to nonaffiliated facilities decreased 7% from $103.3 million for the nine months ended September 30, 1997 to $96.5 million for the nine months ended September 30, 1998. This decrease is a result of a decline in demand for contract therapy services in response to revised salary equivalency guidelines issued by HCFA in early 1998 and the transition of skilled nursing facilities to PPS (See "Effects From Changes in Reimbursement.")

         Net revenues from pharmaceutical and medical supply services to nonaffiliated facilities increased 78% from $111.2 million for the nine months ended September 30, 1997 to $197.5 million for the nine months ended September 30, 1998. Approximately $84.7 million of the increase in net revenues was the result of the addition of 10 pharmacies and 14 home health agencies acquired from Regency. This increase was partially offset by a $14.3 million decline in medical supply revenues resulting from a loss of Contracts at Contour. The remaining increase in net revenues was primarily the result of the increase in non affiliated facilities served as a result of additional acquisitions and expansion since 1997.

          Operating expenses, which includes rent expense of $192.1 million and $107.1 million for the nine months ended September 30, 1998 and 1997, respectively, increased 67% from $1.2 billion for the nine months ended September 30, 1997 to $2.0 billion for the nine months ended September 30, 1998. The increase resulted primarily from the net increase of 131 leased or owned facilities since September 30, 1997 and the growth in foreign operations, therapy services and pharmaceutical and medical supply services. Operating expenses as a percentage of net revenues decreased from 84.1% for the nine months ended September 30, 1997 to 83.0% for the nine months ended September 30, 1998.

          Corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased 98% from $68.3 million for the nine months ended September 30, 1997 to $134.9 million for the nine months ended September 30, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 4.4% for the nine months ended September 30, 1997 to 5.5% for the nine months ended September 30, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including the acquisition of Regency and implementation of new business strategies.

          Provision for losses on accounts receivable increased 100% from $14.0 million for the nine months ended September 30, 1997 to $28.0 million for the nine months ended September 30, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.9% for the nine months ended September 30, 1997 to 1.1% for the nine months ended September 30, 1998.

          Depreciation and amortization increased 66% from $44.0 million for the nine months ended September 30, 1997 to $73.1 million for the nine months ended September 30, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 2.9% for the nine months ended September 30, 1997 to 3.0% for the nine months ended September 30, 1998, respectively.

          Net interest expense increased 100% from $54.9 million for the nine months ended September 30, 1997 to $109.9 million for the nine months ended September 30, 1998. As a percentage of net revenues, interest expense increased from 3.6% for the nine months ended September 30, 1997 to 4.5% for the nine months ended September 30, 1998. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the Company's issuance of $250 million of 9 1/2% Notes in July 1997 and the Company's issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the old credit facility that was retired in October 1997,
(iii) an increase in borrowings under the Company's

Senior Credit Facility associated with various acquisitions during 1997 and 1998 including Regency and Ashbourne and various acquisitions in Spain, Germany and Australia and (iv) offset partially by the Company's hedging strategy (see "Liquidity and Capital Resources").

         In connection with the merger of RCA, the Company recorded merger expenses of $25.6 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to the headcount reductions and the write-off of certain intangibles and property and equipment.

         The Company recorded a charge for litigation and investigation costs of $30.3 million during the nine months ended September 30, 1998 for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes amounts provided for (i) the settlement of shareholder class action litigation against RCA (see "Litigation") and anticipated costs related to other shareholder actions against RCA and its former directors, officers and advisors; (ii) the settlement of a shareholder suit related to the Company's acquisition in 1995 of SunCare (see "Litigation"); (iii) anticipated costs related to certain state regulatory investigations of RCA's operations for matters which occurred prior to the Company's acquisition of RCA; and (iv) estimated costs to resolve the ongoing investigation by the Connecticut Department of Social Services ("DSS") (see "Regulation").

         The Company recognized a $7.8 million loss on sale of assets in the nine months ended September 30,1998. Approximately $5.4 million was recorded in connection with the anticipated sale of five nursing homes and for certain adjustments in the sale price of three nursing homes in 1996. Approximately, $2.4 million relates to additional losses on the Company's anticipated sale of its outpatient rehabilitation clinics in Canada. The Company recorded a $7.0 million loss in 1997 in order to reduce the carrying value of its Canadian operations to fair value based on its estimates of selling value and costs to sell.

         In the nine months ended September 30, 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss relates to permanent pay-down of $300 million of the term loan portion of the Company's credit facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company.

         Excluding the loss on sale of assets, litigation and investigation costs and the merger expenses (collectively the "Special Charges"), the Company's effective tax rate was 52.5 % for the nine months ended September 30, 1998 compared to 49.8 % for the nine months ended September 30, 1997. The increase in the effective tax rate was due to a less favorable mix of state income in the United States than in the prior year and the increased amount of non-deductible goodwill amortization expense resulting primarily from the acquisition of Regency. The effective rate in both periods was negatively impacted by losses incurred by RCA prior to acquisition for which no tax benefit was provided.

         Excluding the Special Charges and the extraordinary loss, net earnings were $29.6 million for the nine months ended September 30, 1998 as compared to net earnings of $31.7 million for the nine months ended September 30, 1997. As a percentage of net revenues, net earnings before income taxes excluding the special charges decreased from 4.1% for the nine months ended September 30, 1997 to 2.5% for the nine months ended September 30, 1998. The margin decrease was primarily due to increased borrowings and borrowing costs, increased depreciation and amortization and increased corporate and general administrative expenses which were partially offset by a decline in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $375.9 million, including cash and cash equivalents of $13.1 million, as compared to working capital of $289.6 million, including cash and cash equivalents of $32.7 million at December 31, 1997. For the nine months ended September 30, 1998, net cash used for operations was $56.1 million compared to net cash provided by operations for the nine months ended September 30, 1997 of $ 67.3 million. The net cash used for operations in the nine months ended September 30, 1998 reflects an increase in accounts receivable and inventory expenditures.
         The Company's accounts receivable have increased since December 31, 1997. Accounts receivable increased in part because of the growth in the Company's inpatient, therapy and pharmaceutical services businesses since

December 31, 1997 and in part because of the fact that when long-term care facilities are acquired by the Company, the fiscal intermediaries are changed to the Company's fiscal intermediary resulting in temporary delays in timing of third-party payments. The Company's Regency facilities are still experiencing delays in payment from the Company's fiscal intermediary.

         Accounts receivable for therapy services have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

         Other significant operating uses of cash for the nine months ended September 30, 1998 were payments of $118.8 million for interest and net payments totaling $ 22.8 million for income taxes.

         The Company incurred $104.8 million in capital expenditures during the nine months ended September 30, 1998. Expenditures related primarily to the construction of a corporate office building and to the Company's long-term care, subacute care and assisted living facility operations including the construction of two new facilities in the United States and three new facilities in the United Kingdom as well as routine capital expenditures. The Company had capital expenditure commitments, as of September 30, 1998, under various contracts, including approximately $53.5 million in the United States and L0.3 million ($0.5 million as of September 30, 1998) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building.

         The Company paid approximately a net of $48.3 million in cash for acquisitions during the nine months ended September 30, 1998. These acquisitions were funded by borrowings under the Company's Senior Credit Facility.

         On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states in the southeastern United States. RCA also owned approximately 65% of Contour, a national provider of medical/surgical supplies. Under the amended terms of the merger agreement the Company issued approximately 7,611,000 shares of its common stock (valued at $111.3 million based upon the closing price of $14.625 per share as of June 30, 1998) for all of the outstanding common stock of RCA and certain redeemable preferred shares of RCA. The Company also issued 298,334 shares of its Series B Convertible Preferred Stock in exchange for the outstanding shares of RCA's Series F Preferred Stock, which was convertible into 287,892 shares of Sun common stock valued at $2.8 million at June 30, 1998. As of September 30, 1998 198,334 of the Series B Shares had been converted into 191,391 shares of Sun Common Stock and remaining Series B Shares were automatically converted in October 1998. In addition, the Company assumed approximately $170.4 million of indebtedness excluding $19.8 million of indebtedness eliminated in consolidation. The merger was accounted for as a pooling of interests and accordingly, the financial statements have been restated to include the accounts and operations of RCA for all periods prior to the merger.

         On June 30, 1998, the Company also acquired the remaining 35% of Contour. The Company issued approximately 1,886,000 shares of its common stock (valued at approximately $27.6 million based upon the closing price of $14.625 per share as of June 30, 1998) for the remaining outstanding Contour common stock. The acquisition was accounted for as a purchase and resulted in $23.4 million of additional goodwill.

         On November 25, 1997, the Company, RCA and representatives of the plaintiffs in certain pending class actions against RCA and its management reached an agreement in principle to settle the class actions for $9.0 million. In connection with the agreement in principle, the Company escrowed on behalf of the defendants the settlement amount into an escrow fund which was expensed in the nine months ended September 30, 1998. The settlement is subject to, among other things, confirmatory discovery, the execution of definitive documentation and court approval.

         In connection with the merger of RCA, the Company charged against the earnings of the combined company $25.6 million for transaction costs and integration expenses, including elimination of redundant corporate functions, severance costs related to the headcount reductions and the write-off of certain intangibles and property and equipment. At September 30, 1998, liabilities for approximately $0.9 million in severance and related costs and $12.1 million for costs remaining on the balance sheet. The Company continues to complete its consolidation of operations.

         The Company also conducts business in the United Kingdom, Spain, Australia, Germany and Canada. The foreign operations accounted for 8% and 9% of the Company's total net revenues during the nine months ended September 30, 1998 and 1997, respectively, and 21% of the Company's consolidated total assets as of September 30,

1998. The Company's financial condition and results of operations are subject to foreign exchange risk. Because of the Company's foreign growth strategies, the Company does not expect to repatriate funds invested overseas and, therefore, foreign currency transaction exposure is not normally hedged. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

         Under the terms of an Amended and Restated subordinated Loan Agreement (the "Subordinated Loan") the Company has advanced $35.1 million and has agreed to advance up to a total of an additional $40 million, plus $5 million to cover accrued interest due and owing to the Company and other lenders, to a developer of assisted living facilities to cover 20% of the costs of the development, construction and operation of assisted living facilities. Any advances under the Subordinated Loan have been and are expected to be funded by borrowings under the Company's Senior Credit Facility and will be subject to certain conditions, including the approval of each project by the Company. The developer has mortgage financing for 70% of the cost of each project. The remaining 10% of the cost of each project will be funded from the developer's own funds. All of the advances under the Subordinated Loan, whether made before or after the date on which the Subordinated Loan was amended and restated, bear interest at the rate of 10% per annum. The portion of the subordinated Loan advanced with respect to each project is due five (5) years after the first advance is made with respect to such project for construction related costs. Repayment of the Subordinated Loan is subordinated to the repayment of the amounts due to the other lenders. As of September 30, 1998, four facilities had been completed and were being managed by the Company under fee for service management agreements, three facilities were under construction and five facilities were in the evaluation process. In addition, the Company has entered into a lease option agreement with the developer whereby the Company will pay the developer $250,000 for the option to lease any of the facilities. The option payment is due at the time the Company authorizes the developer to proceed with a project. The option grants the company the right to lease the facilities for an initial term of 15 years, subject to four renewal terms of 5 years each, for a rent equal to the greater of the fair market value of the project or the total amount invested by the developer multiplied by the sum of the interest rate paid by the developer on its permanent financing plus a spread of 25 basis points. The option is to be exercised upon the developers' presentation of an option package after a specified period of time, which generally funds from substantial completion of each facility. The lease option agreement supersedes in its entirety the purchase option agreement previously executed by the company and the developer.

         At September 30, 1998, the Company had, on a consolidated basis, $1.7 billion of outstanding indebtedness including capital lease obligations and $706.2 million of indebtedness under its $886.2 million Senior Credit Facility. The Company also had $43.0 million of outstanding standby letters of credit under its Senior Credit Facility as of September 30, 1998.

         In May 1998, the Company issued $345 million of 7% convertible trust issued preferred securities and $150 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of common stock, par value $0.01 per share, of Sun, (equivalent to an initial conversion price of $20.13 per share of Sun common stock). $300 million of the net proceeds from the Offerings were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of its Senior Credit Facility and the remainder of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility (which amounts may be subsequently reborrowed).

         On May 5, 1998 the Company entered into certain interest rate transactions with an aggregate notional value of $850 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The counterparty to these contractual arrangements is a major international financial institution with which the Company has other financial relationships. The Company will be exposed to credit loss in the event of non-performance by the counterparty, however, the Company does not anticipate non-performance.

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

                                        INTEREST RATE
      NOTIONAL         MATURITY         -------------              MAXIMUM INTEREST
       AMOUNT            DATE        RECEIVE      PAY(1)                RATE PAID
       ------            ----        -------      ------                ---------
    $300,000,000       5/2003       5.69%(2)      5.53%      7.0%
    $300,000,000       5/2008       7.00%(3)      6.35%      7.0%          (5/1998-5/2001)
                                                             8.5%          (5/2001-5/2008)
    $250,000,000       7/2002       9.50%(3)      8.95%      9.5%          (5/1998-4/2000)
                                                            10.5%          (4/2000-7/2002)

-----------
(1) An index of foreign interest rates, reset quarterly (see above description).

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

         Following the Company's acquisition of RCA on June 30, 1998, the Company's leverage ratio (the ratio of Total Debt to EBITDAR, each as defined in the Company's Senior Credit Facility) as of June 30, 1998 exceeded the leverage ratio permitted in the Company's Senior Credit Facility. The lenders under the Senior Credit Facility promptly waived the Company's non-compliance of the permitted leverage ratio. The Company and the lenders subsequently amended the Senior Credit Facility to, among other things, increase the Company's permitted leverage ratio, with which the Company is currently in compliance.

         The Company believes that its current borrowing capacity under its Senior Credit Facility, the net proceeds from the Offerings and cash from operations will be sufficient to satisfy its working capital needs, capital commitments related to its facilities under construction, routine capital expenditures, advances under the Financing Facility, current debt service obligations and to fund potential conversions of 6 1/2% Convertible Debentures. The Company anticipates that it will fund its construction commitments as well as its requirements relating to future growth through (i) the available borrowing capacity under its Senior Credit Facility, (ii) the use of operating leases and debt or equity related securities in the future as a means of acquiring facilities and new operations, (iii) the availability of sale and leaseback financing through real estate investment trusts and other financing sources and (iv) the sale of debt or equity securities in the public or private capital markets. There can be no assurance that the Company will seek or obtain additional sources of financing in the next twelve months. In addition, such additional financing, if any, may be subject to certain restrictions including mandatory prepayment provisions in the Senior Credit Facility or otherwise require approval of various lenders under the Company's Senior Credit Facility. If such additional sources of financing are not available, the Company may not be able to pursue growth opportunities as actively as it has in the past.

NEWLY ISSUED PRONOUNCEMENTS

         On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 31, 1998. Initial application will result in the estimated write-off of $13.2 million in pre-opening and organizational costs on January 1, 1999, which will be reported as a cumulative effect of a change in accounting principle.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Under SFAS 133, which will be effective January 1, 2000, all derivatives are required to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. The Company is studying the impact of the new standard, and is unable to predict at this time the impact on its financial statements.

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

         In the Balanced Budget Act of 1997 (the "BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA generally provides for a phase-in of a prospective payment system for skilled nursing facilities over a four year period. PPS will become effective for the Company's facilities on January 1, 1999, other than the facilities acquired with RCA for which PPS became effective July 1, 1998. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient per day, based on the acuity level of the patient, to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement is currently made separately under Medicare. Such services are currently reimbursed on a "pass through" basis. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Interim final regulations, including the federal per diem rate, were published on May 12, 1998. Although it is unclear what the long-term impact of PPS will be, the transition to PPS for RCA facilities on July
1, 1998 negatively impacted the Company's earnings for the quarter ended September 30, 1998. There can be no assurance that PPS will not have a material adverse effect on the results of operations and financial condition of the Company.

         The Company's revenues from its inpatient facilities will be significantly affected by the federally established per diem rate. The new per diem rate will set limits on the amount of certain types of care the government will pay for per patient per day. The Company expects that the per diem reimbursement rate will generally be less than the amount the Company's inpatient facilities currently receive on a daily basis under cost based reimbursement. In response, the Company intends to take various actions to reduce its costs, including the elimination of therapy positions. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing homes, the Company may also be adversely impacted if the federal per diem rates for higher acuity patients do not adequately compensate the Company for the additional expenses and risks for caring for such patients. As a result, there can be no assurance that the Company's financial condition and results of operations will not be materially and adversely affected by the implementation of PPS.

         The Company's response to the implementation of PPS includes the establishment SunSolution. SunSolution will offer to provide ancillary services for a fixed fee to nonaffiliated facilities. There can be no assurance that there will be a market for the SunSolution products and services or whether a change in the demand for the Company's services following the imposition of PPS will not adversely affect the Company's revenues. Even if there is a market for SunSolution's services, no assurance can be given that the costs of providing the contracted for services will be less than the fixed fee received by the Company for such services. Given the importance of the profitability of Sun's ancillary services, there can be no assurance that the Company's margins and ultimately the Company's results of operations and financial condition will not be materially and adversely affected by the implementation of PPS.

         Effective January 1, 1999, for all Medicare patients not receiving post-hospital extended care services (i.e., Medicare Part B patients), reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy, temporary staffing for rehabilitation therapy, and other ancillary services, will be made pursuant to fee schedules published on November 2, 1998. In addition, effective January 1, 1999, there will be an annual per beneficiary cap of $1,500 on Medicare reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on Medicare reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; however, there can be no assurance that the Company will receive any payments in excess of these caps. There also can be no assurance that such fee schedules and caps will not have a material adverse effect on the Company.

         The Company's growth strategy relies heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid Programs often require that the Company assume certain obligations relating to the reimbursement paid to the former operators of the facilities acquired by the Company. From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by such predecessor operators. The Company is currently the subject of several such examinations. If, as a result of any such examinations, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any examinations.

         Prior to the effective date of PPS for any facility, reimbursement for therapy services is currently evaluated under Medicare's reasonable cost principles. Under current law, the reasonable costs for physical therapy and respiratory services may not exceed an amount equal to the salary that would reasonably have been paid to a therapist for providing the services (together with certain additional costs) within each geographical area. Salary equivalency guidelines are the amounts published by HCFA which reflect the prevailing salary, fringe benefit and expense factors as determined by HCFA. HCFA then uses the salary equivalency guidelines to determine the reimbursement rates for physical therapy and respiratory therapy services. Although salary equivalency guidelines will no longer be effective following the implementation of PPS for Part A and fee schedule reimbursement for Part B, HCFA has published new salary equivalency guidelines.

         In January, 1998, HCFA revised salary equivalency guidelines for respiratory therapy and physical therapy, and for the first time published new salary equivalency guidelines for speech therapy and occupational therapy. The new salary equivalency guidelines apply to all services rendered on or after April 10, 1998. Implementation of these guidelines has increased reimbursement rates for respiratory therapy and physical therapy, but effectively reduced reimbursement rates for speech therapy and occupational therapy. The effect of the changes could have a material adverse impact on the Company's results of operations and to date have resulted in a decline in the demand for contract therapy services. The salary equivalency guidelines rates will have no continuing impact on reimbursement for therapy services rendered to a Medicare patient receiving post-hospital extended care services following the commencement of PPS, because under PPS, therapy services will be bundled into each facility's per diem reimbursement from Medicare. In addition, the salary equivalency guidelines will have no continuing impact on therapy services rendered to all other Medicare patients after the institution of fee schedule reimbursement for therapy services on January 1, 1999.

         Additionally, the salary equivalency guidelines adopted could have an adverse effect on the cash flow of the facilities to whom the Company provides services, thereby potentially adversely affecting the collectibility of amounts owed to the Company.

         In 1995, and periodically since then, HCFA has provided information to intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggests that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary. When PPS and fee schedules are implemented, reimbursement for these services will no longer be on a "pass through" basis and the HCFA directives and reasonable cost guidelines discussed in this paragraph will become moot as to services rendered after their effectiveness. In addition, some intermediaries require facilities to justify the cost of contract therapists versus employed therapists as an aspect of the "prudent buyer" analysis. With respect to rehabilitation therapy services provided to affiliated facilities, a retroactive adjustment of Medicare reimbursement could be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process. Any change in reimbursement rates resulting from implementation of the HCFA directives or a reduction in reimbursement as a result of a change in application of reasonable cost guidelines could have a material adverse effect on the Company's financial condition and results of operations (depending on the rates adopted) and customers' ability to pay for prior and continuing services. When PPS with respect to Medicare Part A (effective for the Company's facilities on January 1, 1999, other than the facilities acquired with RCA for which PPS became effective July 1, 1998) and fee schedules with respect to Medicare Part B (effective January 1, 1999) are implemented, the Company's facilities' current reimbursement will no longer be affected by salary equivalency guidelines and the cost reporting settlement process.

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

         The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 58%, 70% and 74% of total rehabilitation and temporary therapy staffing services net revenues for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 50%, 63% and 55% of total respiratory therapy services net revenues for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 78%, 79% and 78% of total pharmaceutical services revenues for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively. The above ratios were calculated in accordance with HCFA guidelines and therefore, consider RCA as a non-affiliated entity for all periods prior to acquisition. The Company believes that it satisfies the requirements of these regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at a higher rate than if it did not satisfy these requirements. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that these regulations have not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the higher amount actually received. While the Company believes that it has satisfied and will continue to satisfy these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. When PPS and the fee schedules are implemented, the Medicare impact of the related party rule will be significantly reduced.

         The Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") has announced an intention to conduct a national medical review that will assess the medical necessity of physical and occupational therapy services provided to skilled nursing facility patients. The OIG has indicated the results of the review will be used to quantify overpayments for therapy services and to develop baseline data that can be used to asses the impact of the BBA. The Company is unable to determine what if any impact this review might have on the company, including its prospective payment rates.

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

         If a provider is ever found to have engaged in improper practices, it could be subjected to civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified, the facility will not be reimbursed by the Federal government for caring for residents that were covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents. The

Company currently has several facilities that are the subject of decertification efforts by HCFA which the Company is contesting. The Company believes that the decertification of one or more of its facilities, if any, would not have a material adverse effect on the Company's business, financial condition or results of operations;

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

        In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. Since 1997, the investigation has also covered information for the 1995 cost year as well as cost reporting periods prior to 1993. The information under review includes submissions and representations by the long-term care subsidiary and the Company's chief executive officer. The evidentiary phase of the hearing has concluded. The Company and the DDS have had settlement discussions. However, the Company is unable to determine at this time when the proceedings will be concluded or, if no settlement is reached, whether the DSS will seek further administrative action or Medicaid reimbursement sanctions. No assurance can be given that a settlement will in fact occur or whether any such settlement or other outcome of the investigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         On November 25, 1997, RCA, the Company and representatives of the plaintiffs entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs. The Settlement is contingent upon confirmatory discovery and is subject to the execution of definitive documentation and court approval. Upon satisfaction of the conditions precedent to the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. Plaintiffs commenced their confirmatory discovery in July 1998. No assurance can be given that the Settlement will become final. There can be no assurance that additional actions will not be filed against RCA and its former officers and directors. However, the Actions are styled as class actions, and should the Settlement become final, any additional class actions would be precluded, although individual plaintiffs may opt out of the Settlement.

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

YEAR 2000 RISK

         STATE OF READINESS. The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Company and of critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company has completed most of its inventory and assessment of its information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology) and approximately 50% of its inventory and assessment of the systems and equipment of critical suppliers, customers, and other third parties.

         With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office recently concluded that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000.

         The Company has begun the remediation process for critical IT and non-IT systems and equipment. The Company has also begun contingency planning in the event that essential systems and equipment fail to be year 2000 compliant. The Company is planning to be Year 2000 complaint for all its essential systems and equipment by June 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000 or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition there can be no assurance that all of the Company's critical suppliers, customers and other third parties will be Year 2000 complaint by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

         COSTS. The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $20 million, of which approximately $900 thousand has been spent through September 30, 1998. Of these costs, the Company estimates that approximately $7.0 million will be spent to repair systems and equipment and $13.0 million will be spent to replace systems and equipment. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers and customers; there can be no assurance that such information is accurate or complete.

         RISKS. The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Company's potential risks include (i) the inability to deliver critical care, resulting in death or personal injury of residents of the Company's facilities and in non-affiliated facilities, (ii) the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries, (iii) the failure of security systems, elevators, heating systems or other operational systems and equipment, resulting in death or personal injury of residents of the Company's facilities and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse affect on the Company's business, results of operations and financial condition.

         CONTINGENCY PLANS. Contingency plans for the Company's Year 2000-related issues have been and continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate electronic processes and alternate manual systems. The Company is planning to have contingency plans completed for essential systems and equipment by April 1, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

         FORWARD-LOOKING STATEMENTS. The Year 2000 disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "plans", "expects" or "anticipates." Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results differ materially from these contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include availability and cost of personnel trained in this area, and the failure of third parties to (i) respond to the Company's inquiries as to whether the systems and equipment supplied to the Company are compliant and (ii) adequately remediate Year 2000 issues. The Company could experience material adverse affects to its business, results of operations, and financial condition if it is unable to identify and remediate all non-compliant essential systems and equipment on the time schedule currently planned.

         YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT. The Year 2000 disclosure set forth above is intended to be a "year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to year 2000 processing of the Company or to products or services offered by the Company, is also intended to be a "year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Information with respect to this item is found in Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of the Company's Stockholders was held July 22, 1998.

(b) John Bingaman, Martin Mand, James Tolbert, III and R. James Woolsey were re-elected to the Board of Directors to three-year terms expiring at the annual meeting of stockholders in 2001.

     Zev Karkomi, Lois E. Silverman and Mark G. Wimer have terms on the Board that expire at the annual meeting of stockholders in 1999.
     Andrew L. Turner, William R. Anixter and Robert A. Woltil have terms on the Board that expire at the annual meeting of stockholders in 2000.

(c)  The other matters voted at the meeting and the results were as follows:

     1. Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ended December 31, 1998.

                 For                   Against             Abstain
                 ---                   -------             -------
             40,394,358                203,372              60,807

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(10.1) Employment Agreement dated June 2, 1998 between Andrew L. Turner and the Company.

(10.2) Fourth Amendment to Credit Agreement dated as of October 30, 1998 among the Company, the lenders and co-agents named therein and NationsBank, N.A. as Administrative Agent

(27.1)   Financial Data Schedule (included herein).

(b)      Reports on Form 8-K

        Report dated June 30,1998 and filed on July 21,1998 reporting the acquisition of Retirement Care Associates, Inc. and Contour Medical, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUN HEALTHCARE GROUP, INC.


Date:  11/16/98                         By:  /s/ Robert D. Woltil
      ---------------------                -------------------------------------
                                                      Robert D. Woltil
                                                  CHIEF FINANCIAL OFFICER

-----------
*  Signing on the behalf of the Registrant and as principal financial officer.