Form 10-K
period 1998-12-31
SUN HEALTHCARE GROUP INC
filed 1999-03-31
CIK 904978

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-K

                                   (Mark One)


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01
per share, and Preferred                       New York Stock Exchange
Stock Purchase Rights


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     On March 30, 1999, Sun Healthcare Group, Inc. had 60,669,825 outstanding shares of Common Stock. Of those, 53,294,347 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on March 30, 1999, was approximately $59,956,140.

===============================================================================

                           SUN HEALTHCARE GROUP, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  14
Item 4.      Submission of Matters to a Vote of Security Holders  . . . . .  15

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters. . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . .  16
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . . . .  16
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk. . .  16
Item 8.       Financial Statements and Supplementary Data   . . . . . . . .  16
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures . . . . . . . . . . . . . . . . . .  16

PART III
Item 10.     Directors and Executive Officers of the Registrant . . . . . .  17
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . .  20
Item 12.     Security Ownership of Certain Beneficial Owners and Management  24
Item 13.     Certain Relationships and Related Transactions . . . . . . . .  26

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K 27

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  37



     SunSolution(R),   SunDance(R),   SunScript(R),   SunRise  Club(R)  and
CareerStaff Unlimited(R) and related names herein are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to herein as "Sun" or the "Company"), is a leading provider of high quality and cost efficient long-term, subacute and related specialty healthcare services in the United States and the United Kingdom. The Company also has operations in Spain, Germany and Australia. The Company operates through four principal business segments: (i) inpatient facilities (ii) rehabilitation therapy, (iii) pharmaceuticals and medical supplies and (iv) international operations. The following describes the Company's business segments and other operations. Financial information for the business segments is set forth in the footnotes to the Company's financial statements included under Item 8 herein.

     INPATIENT FACILITIES. At December 31, 1998, Sun owned, leased or managed 397 long-term and subacute care facilities with 44,941 licensed beds in the United States. The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides.

     REHABILITATION AND RESPIRATORY THERAPY. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and respiratory therapy through SunCare Respiratory Services, Inc. ("SunCare"). At December 31, 1998, Sun provided therapy services to 1,715 facilities in 46 states, 1,294 of which were operated by nonaffiliated parties and 421 of which were affiliated facilities.

     PHARMACEUTICALS AND MEDICAL SUPPLIES. The Company provides pharmaceuticals through SunScript Pharmacy Corporation ("SunScript") and medical supplies through SunChoice Medical Supply, Inc. ("SunChoice"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. These services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of December 31, 1998, Sun operated 34 pharmacies and two pharmaceutical billing and consulting center in the U.S., which together provided pharmaceutical products and services to a total of 930 long-term and subacute care facilities in 21 states, 584 of which were nonaffiliated.

     INTERNATIONAL OPERATIONS. Sun is the second largest operator of long-term care facilities in the United Kingdom, operating 155 facilities with 8,705 licensed beds as of December 31, 1998. The Company holds a majority interest in Eurosar, S.A. ("Eurosar"), a privately-owned company that operated 10 long-term care facilities in Spain with 1,604 licensed beds. Sun holds 38% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that as of December 31, 1998 operated nine facilities with 616 licensed beds. As of December 31, 1998, Sun also operated five hospitals in Australia with 309 beds. Sun holds a majority interest in Heim Plan--Uternehmensgruppe, an operator of 16 long-term care facilities with 1,135 licensed beds in Germany. Sun also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia.

     OTHER OPERATIONS. The Company is also a nationwide provider of temporary therapy staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides licensed therapists skilled in the areas of physical, occupational and speech therapy, primarily to hospitals and nursing home contract service  providers.  At December 31, 1998, Sun had 31 division offices providing temporary therapy staffing services in major metropolitan areas and four division offices specializing in placements of temporary traveling therapists in smaller cities and rural areas.

     Through SunBridge, Inc. ("SunBridge"), the Company also operated 31 assisted living facilities with 3,371 beds in the U.S. as of December 31, 1998. These facilities serve the elderly who do not need the full-time nursing care provided by long-term or subacute care facilities but who do need some assistance with the activities of daily living.

     SunSolution, Inc. ("SunSolution") provides ancillary services for a fixed fee to nonaffiliated facilities. SunAlliance Healthcare Services, Inc. provides mobile radiology and laboratory services.


RECENT DEVELOPMENTS

     SIGNIFICANT ACQUISITIONS. On June 30, 1998, a wholly-owned subsidiary of the Company merged with Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers primarily in eight states in the southeastern United States. The Company issued approximately 7.9 million shares of its common stock in exchange for all of the outstanding shares of capital stock of RCA. The RCA merger was accounted for as a pooling of interests. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. On June 30, 1998, the Company also acquired the remaining 35% of Contour. The Company issued approximately 1.9 million shares of its common stock in exchange for all of the remaining outstanding capital stock of Contour. The Contour acquisition was accounted for as a purchase.

     PPS. In the Balanced Budget Act of 1997 (the "BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four year period. PPS became effective for the Company's facilities acquired with RCA on July 1, 1998 and for the Company's remaining facilities on January 1, 1999. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient, to cover all post-hospital extended care routine service costs (i.e., Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate also covers substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. Prior to the implementation of PPS, such services were reimbursed on a "pass through" basis. During the phase-in, payments will be based on a blend of the facility's historical costs (based on 1995 cost data) and federally established per diem rates.

     Sun's revenues from its inpatient facilities have been significantly and adversely affected by the size of the federally established per diem rate. The new per diem rate sets limits on the amount of certain types of care the government will pay for per patient per day. The per diem reimbursement rate has generally been less than the amount the Company's inpatient facilities received on a daily basis under cost based reimbursement. Moreover, since Sun treats a greater percentage of higher acuity patients than many nursing homes, Sun has also been adversely impacted because the federal per diem rates for higher acuity patients do not adequately compensate Sun for the additional expenses and risks for caring for such patients. Although it is unclear what the long-term impact of PPS will be on Sun, the transition to PPS negatively impacted Sun's earnings for the six months ended December 31, 1998 and is expected to negatively impact earnings at least through the first six months of 1999. There can be no assurance that the imposition of PPS will not have a long-term material adverse effect on the results of operations and financial condition of the Company. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's therapy and pharmaceutical services. Prior to the implementation of PPS, Sun's ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, had significantly higher operating margins than the margins associated with Sun's long-term and subacute care facilities and accordingly such services provided most of Suns operating profits. See "Footnotes to the Financial Statements." Although the Company has taken and continues to take actions to reduce its costs of providing ancillary services, there can be no assurance that the Company will be able to maintain its prior profit margins on its ancillary services.

     The Company's response to the implementation of PPS included, among other things, the establishment of SunSolution. SunSolution provides ancillary services for a fixed fee to nonaffiliated facilities. As of January 31, 1999, SunSolution had secured 85 contracts with nonaffiliated facilities and the average revenue per contract was approximately 50% less than the Company had previously projected. There can be no assurance that the Company will develop a market for the SunSolution products and services. In addition, there can be no assurance that the costs of providing the contracted services will be less than the fee received by SunSolution for such services.

     INCREASE IN SURVEY, CERTIFICATION AND ENFORCEMENT ACTIVITIES. In the Summer of 1998 the United States General Accounting Office released a report that was severely critical of the California state agency that inspects nursing homes. Following the release of that report, President Clinton, Secretary of Health and Human Services Donna E. Shalala and several Congressmen called for an enforcement "crackdown" against nursing home regulatory violations. Although the crackdown ostensibly was directed against the state agencies that inspect nursing facilities and enforce federal Medicare and Medicaid certification requirements, the crackdown resulted in a significant increase in the number of inspections, citations of regulatory deficiencies, and regulatory sanctions, including terminations from the Medicare and Medicaid Programs, bans on Medicare and Medicaid payment for new admissions, and civil monetary penalties.

     If a facility is terminated from the Medicare and Medicaid programs, its Medicare and Medicaid reimbursement is interrupted pending recertification, a process that can take several months. In the interim, the facility may continue to provide care to its residents without Medicare and Medicaid reimbursement, or the government may involuntarily relocate Medicare and Medicaid residents to other facilities. Terminations, bans on admission and civil monetary penalties can cause material adverse financial and operational effects on individual facilities.

     The federal government has proposed to terminate several of the Company's facilities from the Medicare and Medicaid programs, and has imposed bans on admissions and civil monetary penalties against several facilities, on the basis of alleged regulatory deficiencies. The Company typically vigorously contests such sanctions, and in several cases has sought and obtained federal court injunctions against proposed terminations. While the Company has been successful to date in preventing any Medicare and Medicaid termination that it has contested, such cases require significant legal expenses and management attention. There can be no assurance that the federal government will not attempt to terminate additional facilities of the Company from the Medicare and Medicaid programs, or that the Company will continue to be successful contesting such terminations.

     While the entire nursing home industry has been subject to the enhanced enforcement policy, the Company believes that the federal government may be focusing particular enforcement attention on large for-profit multi-facility providers such as the Company. Such companies operate approximately 30% of the facilities in the industry. The federal government has indicated that it may in the future adopt a policy to subject multi-facility providers to enhanced scrutiny and sanctions if any of the provider's facilities is cited for certain "repeat" deficiencies. Given the large number of facilities the Company operates, such a policy could have a material adverse impact on the Company. Although the Company has participated in industry efforts to dissuade the Department of Health and Human Services from adopting such a policy, no assurance can be given that such policy will not be adopted or, if adopted, that it will not have a material adverse affect on the Company.

     RESTRUCTURING. The Company commenced a comprehensive restructuring in 1998. The restructuring included the elimination of 2,700, or six percent, of its inpatient services employees, 4,600, or 36 percent, of its rehabilitation therapy employees, and 190, or 13 percent, of its corporate employees through attrition, layoffs and the elimination of vacant positions as of February 1, 1999. The Company also restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. At the same time, the Company eliminated certain executive positions and decreased the layers of the management structure. The Company also restructured all of its international operations under one subsidiary, Sun Healthcare Group International Corporation.

COMPETITION

     The long-term and subacute care industry is highly competitive. The nature of competition varies by location. The Company's facilities generally operate in communities that are also served by similar facilities operated by others. Some competing facilities are located in buildings that are newer than those operated by the Company and provide services not offered by the Company, and some are operated by entities having greater financial and other resources and longer operating histories than the Company. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. Some hospitals that either currently provide long-term and subacute care services or are converting their under utilized facilities into long-term and subacute care facilities are also a potential source of competition to the Company. The Company competes with other facilities based on key competitive factors such as its reputation for the quality and comprehensiveness of care provided; the commitment and expertise of its staff; the innovativeness of its treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of its facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources.

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

EMPLOYEES

     As of February 20, 1998, the Company had approximately 80,720 full-time and part-time employees. Of this total, there were approximately 53,741 employees at the long-term and subacute care facilities in the United States, 8,588 employees at the long-term care facilities in the United Kingdom, 626 employees at the long-term care facilities in Spain, 422 employees involved in providing long-term care services in Germany, 239 employees involved in providing acute care services in Australia, 7,873 employees involved in providing rehabilitation therapy services in the United States, 168 employees providing rehabilitation therapy services in Canada, 3,264 employees at the pharmaceutical operations in the United States, 193 employees in foreign pharmaceutical operations, 2,852 employees in the temporary therapy staffing business, 1,158 employees of the respiratory therapy services business, 1,300 employees at the corporate and regional offices in the United States and 296 employees at the corporate and regional offices in the United Kingdom.

     Certain of the Company's employees in Alabama, California, Connecticut, Georgia, Massachusetts, New Mexico, Ohio, Tennessee, Washington and West Virginia are covered by collective bargaining contracts. The unions representing certain of the Company's employees have from time to time gone on strike. There can be no assurance that the unions will not go on strike in the future or that such strikes will not have a material adverse effect on the Company's results of operations or financial condition.

                        CERTAIN ADDITIONAL BUSINESS RISKS

     The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from the Company's past results or anticipated future results.

AVAILABLE LIQUIDITY

     The Company's available liquidity, including cash reserves and borrowing capacity under its Senior Credit Facility, decreased from approximately $217 million at December 31, 1997 to approximately $150 million at September 30, 1998 and it has decreased substantially since September 30, 1998. Including changes in working capital, the Company experienced positive cash flow from operations of approximately $28.8 million for the year ended December 31, 1997 and a negative cash flow from operations of $56.1 million for the nine months ended September 30, 1998. The Company's liquidity position has been negatively affected by, among other things, the implementation of PPS and an increase in accounts receivable. See "Recent Developments--PPS" and "--Collectability of Certain Accounts Receivable." If the Company's liquidity position continues to decline, the Company may need to seek additional sources of financing, and there can be no assurance that such financing will be available. See "--Compliance with Senior Credit Facility; Borrowing Capacity under Senior Credit Facility" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPLIANCE WITH SENIOR CREDIT FACILITY; BORROWING CAPACITY UNDER SENIOR
  CREDIT FACILITY

     Although the Company has not completed its financial statements for the year ended December 31, 1998, the Company believes that as of December 31, 1998 it was not in compliance with certain of the financial covenants contained in its Senior Credit Facility. The Company is seeking from the lenders under the Senior Credit Facility an amendment to the Senior Credit Facility to, among other things, cure any non-compliance and amend the financial covenants. There can be no assurance that the Company will obtain an amendment of the Senior Credit Facility. If the Company is unable to obtain an amendment to its Senior
Credit Facility, or if it obtains such amendment but fails to remain in compliance with the new financial covenants, then the lenders could accelerate the loans due under the Senior Credit Facility which would cause the Company to cross-default under certain of its other indebtedness. There can be no assurance that in the event of such an acceleration the Company would have the financial resources to repay such loans. See "--Liquidity; Borrowing Capacity under Senior Credit Facility."

     As a result of the Company's expected noncompliance with the financial covenants, the Company will be unable to borrow additional funds under the Senior Credit Facility until it has obtained a waiver of the noncompliance or an amendment of the Senior Credit Facility. Until such time, the Company believes that its only sources of funds will be currently available cash and cash generated from operations. See "--Available Liquidity."

SUBSTANTIAL LEVERAGE; NEED FOR ADDITIONAL FINANCING

     Sun has substantial indebtedness. As of September 30, 1998, Sun had on a consolidated basis approximately $1.7 billion of indebtedness, including capital lease obligations and $790 million of indebtedness under the Senior Credit Facility. The Company had approximately $612.4 million of stockholders' equity at September 30, 1998. At September 30, 1998, Sun had outstanding commitments for construction and development costs of approximately $54.0 million in the United States and United Kingdom. In addition, as of December 31, 1997, Sun's existing lease agreements required aggregate annual payments for the years ending December 31, 1998, 1999, 2000, 2001 and 2002 of $142.8 million, $142.3 million, $141.2 million, $135.2 million and $132.4 million, respectively.

     The degree to which Sun is leveraged could have important consequences to holders of Sun's common stock, including, but not limited to, the following: (i) a substantial portion of Sun's cash flow from operations will be required to be dedicated to debt service and will not be available for other purposes, including acquisitions; (ii) Sun's ability to obtain additional financing in the future could be limited; (iii) certain of Sun's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases  in  interest  rates;  and (iv) the  indentures  with  respect  to the
Company's 9-1/2% Senior Subordinated Notes due 2007 and 9-3/8% Senior Subordinated Notes due 2008 and the Company's Senior Credit Facility generally contain financial and restrictive covenants that limit the ability of Sun to, among other things, borrow additional funds, dispose of assets or pay cash dividends. Failure by Sun to comply with such covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on Sun. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that Sun will be successful in raising additional equity or debt financing on terms favorable to the Company, if at all. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

REDUCED REVENUES RESULTING FROM PROSPECTIVE PAYMENT SYSTEM

     For a description of certain risks related to PPS, see "Recent Developments -- PPS."

RISKS ASSOCIATED WITH REIMBURSEMENT PROCESS

     The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services, although the Company has from time to time experienced delays in receiving final settlement and reimbursement from government agencies.

     The Company has also experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1997, the Company recorded negative revenue adjustments totaling approximately $15.0 million resulting from changes in accounting estimates of amounts realizable from third-party payors. These changes in accounting estimates primarily arose out of the settlement in late 1997 of certain facility cost reports for 1994 and 1995 and also include estimated charges for projected settlements in 1996. The Company currently has a number of outstanding cost reports, and there can be no assurance that the settlement of these cost reports will not result in material negative revenue adjustments to the Company. The Company's results of operations would be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement."

COLLECTABILITY OF CERTAIN ACCOUNTS RECEIVABLE

     The Company's accounts receivable increased from approximately $550.6 million at December 31, 1997 to approximately $651.6 million at September 30, 1998. The Company believes that the increase in accounts receivable is due to, among other reasons, delays in the payment of reimbursements by the U.S. federal government to the Company and to third parties to which the Company's rehabilitation therapy subsidiary provided services. The Company believes that such delays have occurred, in part, because HCFA has diverted management attention from its normal business operations to addressing its Year 2000 compliance issues and the implementation of PPS. See "--Year 2000 Risk." There can be no assurance that such delays in payment will not continue to occur in the future. The Company also believes that accounts receivable have increased in part because the ability of nonaffiliated facilities to provide timely payments to the Company for the provision of ancillary services has been impacted by the implementation of PPS and the delay in their receipt of payments from fiscal intermediaries. The collectability of the Company's accounts receivable with non-affiliated facilities could be impacted by the rates these facilities receive under PPS. The Company's financial condition and results of operation could be materially adversely affected by the inability to collect its accounts receivable.

RISK OF ADVERSE EFFECT OF FUTURE HEALTHCARE REFORM

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are further changes in reimbursement by federal and state payors such as Medicare and Medicaid and health insurance reforms. It is not clear at this time when or whether any new proposals will be adopted, or, if adopted, what effect, if any, such proposals would have on Sun's business. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on Sun's financial condition or results of operations.

POTENTIAL LIABILITY FOR REIMBURSEMENTS PAID TO FORMER OPERATORS OF ACQUIRED FACILITIES

     Sun's growth strategy has relied heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid programs often require that Sun assume certain obligations relating to the reimbursement paid to the former operators of facilities acquired by Sun. From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by such predecessor operators. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any existing or future examinations. See "--Difficulty of Integrating Acquired

Operations" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement."

POTENTIAL ADVERSE EFFECT OF CHANGE IN REVENUE SOURCES

     Changes in the mix of patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, could significantly affect the revenues and the profitability of Sun's operations. There can be no assurance that Sun will continue to attract and retain private pay patients or maintain its current payor or revenue mix. In addition, there can be no assurance that the facilities operated by Sun, or the provision of services and products by Sun, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in Sun's reimbursement under Medicare or Medicaid could have an adverse effect on its financial condition and results of operations. See "--Risks Related to Investigations and Legal Proceedings" and "--Risk of Adverse Effect of Future Healthcare Reform."

RISKS RELATED TO INVESTIGATIONS AND LEGAL PROCEEDINGS

     The Company's subsidiaries, including those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. See "--Potential Adverse Impact from Extensive Regulation." As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company's subsidiaries are currently the subject of several such investigations. If any of the Company's subsidiaries is ever found to have engaged in improper practices, it could be subjected to civil, administrative, or criminal fines, penalties or restitutionary relief and reimbursement authorities could also seek the suspension or exclusion of the subsidiary or individuals from participation in their program. From time to time, the existence of regulatory investigations has hindered or prevented the Company from pursuing certain business opportunities. There can be no assurance that the existence of any such investigations will not affect the Company's ability to pursue future business opportunities. See "Recent Developments--Increase in Survey and Enforcement Activities" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation."

     For a description of certain risks related to legal proceedings, see "Item 3--Legal Proceedings."

POTENTIAL ADVERSE IMPACT FROM EXTENSIVE REGULATION

     All of the facilities operated or managed by Sun are required to be licensed in accordance with the requirements of state and local agencies having jurisdiction over their operations. Most of Sun's facilities are also certified as providers under the Medicaid and Medicare programs. The failure to obtain or renew any required regulatory approvals or licenses or to comply with applicable regulations in the future could adversely affect Sun's financial condition and results of operations. See "--Risks Related to Investigations and Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation." To the extent that Certificates of Need ("CONs") or other similar approvals are required for expansion of Sun's operations, either through acquisitions or additions to or provision of new services at such facilities, such expansion could be adversely affected by the failure to obtain such CONs or approvals. There can be no assurance that Sun's business in the future will not be materially adversely affected by licensing and certification requirements of state and Federal authorities.

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

DIFFICULTY OF INTEGRATING ACQUIRED OPERATIONS

     Sun's growth strategy has relied heavily on the acquisition of long-term and subacute care facilities. Significant acquisitions since October 1997 include Regency Health Services, Inc., RCA and Contour. Acquisitions present problems of integrating the acquired operations with existing operations, including the loss of key personnel and institutional memory of the acquired business, difficulty in integrating corporate, accounting, financial reporting and management information systems and strain on existing levels of personnel to operate such acquired businesses. In addition, certain assumptions regarding the financial condition of an acquired business may later prove to be incorrect. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation."

RISK OF INTERNATIONAL OPERATIONS; FOREIGN EXCHANGE RISK

     Sun currently conducts business in the United Kingdom, Spain, Germany and Australia. Foreign operations accounted for approximately 4%, 9% and 8% of Sun's total net revenues during the years ended December 31, 1996 and 1997 and the nine months ended September 30, 1998, respectively, and 21% of Sun's consolidated total assets as of September 30, 1998. Adverse results from Sun's international operations could adversely effect Sun's financial condition and results of operations. The success of Sun's operations in and expansion into international markets depends on numerous factors, many of which are beyond its control. Such factors include, but are not limited to, economic conditions and healthcare regulatory systems in the foreign countries in which Sun operates. In addition, international operations and expansion may increase Sun's exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, currency fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards and political risks. Sun's financial condition and results of operations are also subject to foreign exchange risk.

RISKS RELATED TO YEAR 2000 DATE CHANGE

     For a description of certain risks related to the Year 2000 date change, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

INCREASED LABOR COSTS AND AVAILABILITY OF PERSONNEL

     In recent years Sun has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and increased staffing levels in its long-term and subacute care facilities due to greater patient acuity. Since under PPS and fee schedules payment is no longer on a "pass-through" basis, increases in labor costs may no longer result in increases in payment rates. See "Business--Employees."

ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK

     Sun's certificate of incorporation and by-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, Sun. In addition, approximately 3.2% of the Company's common stock is owned by a grantor stock trust (the "Grantor Trust"), which holds such shares for issuance under the company's stock option plans and employee stock purchase plan. Employees and nonemployee directors holding stock options and employee stock purchase plan participants have the right to vote all of the shares held by the Grantor Trust. The voting control of such shares of stock by employees and management may make it more difficult for a third party to acquire (or such ownership may discourage bids for) Sun. The provisions in the certificate of incorporation and by-laws, together with ownership of such shares by the Grantor Trust, could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. In addition, shares of Sun's preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions and having such rights, voting powers, preferences and relative, participating, optional and other special privileges as the board of directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of Sun. Sun has no present plans to issue any shares of its preferred stock. In addition, Sun has adopted a stockholder rights plan that, along with certain provisions of Sun's certificate of incorporation, have the effect of discouraging certain transactions involving a change of control of Sun.

VOLATILITY OF STOCK PRICE

     There has in the past been significant volatility, and more recently a significant decline, in the market prices of securities of the Company and many other publicly-owned long-term care companies. In particular, the market price of Sun's common stock has in the past been subject to heightened volatility resulting from, among other things, announcements of operating results and uncertainties regarding certain Medicare reimbursement policies and government investigations of Sun. Sun believes factors such as legislative and regulatory developments, continuing uncertainties regarding certain Medicare reimbursement policies and government investigations of Sun and quarterly variations in financial results could cause the market price of Sun's common stock to fluctuate substantially. See "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2.  PROPERTIES

     Facilities. The Company operated an aggregate of 614 long-term care, subacute care, and assisted living facilities world-wide as of December 31, 1998, 504 of which are subject to long-term operating leases or subleases, 20 of which are subject to long-term management agreements and 90 of which are owned. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The Company's facilities that are leased are subject to long-term operating leases or subleases, the terms of which range from 5 to 23 years, and require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The Company's rights as lessee or sublessee could be subject to termination upon a foreclosure by the underlying mortgage lender or termination by the lessor. The annual rent payable under each of the leases generally increases based on a fixed percentage or increases in the Consumer Price Index. Many of the leases contain renewal options to extend the term for between 5 to 40 consecutive years.

     The Company's management agreements for long-term and subacute care facilities generally provide the Company with management fees based on a percentage of the revenues of the managed facility and may also include a fixed fee component. At December 31, 1998, the Company had an aggregate of $31.9 million of outstanding mortgages with Meditrust which contain cross-default provisions with all of such mortgages and leases also financed by Meditrust.

     The Company believes that the aggregate occupancy percentages for all of its long term care, subacute care and assisted living facilities were 91%, 90% and 90% in the United States and 86%, 78% and 80% in the United Kingdom for the years ended December 31, 1996, 1997 and 1998, respectively. However, the Company believes that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement." The Company computes average occupancy percentages by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated.

     FACILITIES IN THE UNITED STATES. The following table sets forth certain information concerning the long-term care, subacute care and assisted living facilities owned, leased or managed by the Company in the United States as of December 31, 1998. Unless otherwise indicated, all facilities listed below are leased by the Company.


STATE                               FACILITIES              LICENSED BEDS(1)
-----                               ----------              ----------------
                                    NUMBER OF                  NUMBER OF
California (2)                          95                       9,430
Georgia  (3)                            40                       3,916
Massachusetts (4)                       36                       4,749
Tennessee (4)                           34                       3,661
Washington (5)                          28                       2,557
Texas                                   26                       3,208
Florida (6)                             23                       3,075
North Carolina (5)                      22                       2,613
Arizona                                 15                       2,148
Illinois                                12                       1,340
Connecticut (7)                         11                       1,680
Alabama (3)                             10                       1,069
Idaho (4)                                9                         933
New Hampshire                            9                       1,008
New Mexico                               8                         647
Ohio                                     8                         980
Louisiana                                7                       1,135
West Virginia                            6                         619
Kentucky                                 5                         441
New Jersey (4)                           5                         769
Virginia (8)                             5                         817
Colorado (9)                             4                         453
Maryland                                 2                         353
Oklahoma                                 2                         135


Oregon                                   2                         195
Indiana                                  1                          99
Iowa                                     1                          77
Kansas                                   1                         102
Missouri                                 1                         103

TOTAL                                  428                      48,312

---------------------

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

(2) Includes eight facilities owned by the Company and one facility managed by the Company.

(3)     Includes two facilities owned by the Company.

(4)     Includes one facility managed by the Company.

(5)     Includes one facility owned by the Company.

(6)     Includes five facilities managed by the Company.

(7) Includes four facilities owned by the Company and one facility managed by the Company.

(8)     Includes three facilities managed by the Company.

(9) Includes two facilities owned by the Company and two facilities managed by the Company.

     FACILITIES IN THE UNITED KINGDOM. The following table sets forth certain information concerning the long-term care facilities owned or leased by the Company as of December 31, 1998. Unless otherwise indicated, all facilities listed below are leased by the Company.

                                NUMBER OF               NUMBER OF
REGION                          FACILITIES           LICENSED BEDS(1)
---------                       ----------           ----------------
England (2)                        128                    7,054
Scotland (3)                         9                      741
Wales (4)                            8                      493
Northern Ireland (4)                10                      417

TOTAL                              155                    8,705

----------------------------

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

(2)     Includes 31 facilities owned by the Company.

(3)     Includes two facilities owned by the Company.

(4)     Includes one facility owned by the Company.


     FACILITIES IN GERMANY, SPAIN AND AUSTRALIA. The following table sets forth certain information concerning the long-term care facilities owned or leased by the Company as of December 31, 1998. Unless otherwise indicated, all facilities listed below are leased by the Company.


COUNTRY                            FACILITIES          LICENSED BEDS(1)
----------                         ----------          ----------------
Spain (2)                              16                   1,135
Germany (3)                            10                   1,604
Australia (4)                           5                     309
                                       --                   -----

TOTAL                                  31                   3,048

----------------------------

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

(2)   Includes two facilities owned by the Company.

(3) Includes one facility owned by the Company and one facility managed by the Company.

(4) Includes five facilities owned by the Company. Includes five facilities owned by the Company.

     PHARMACEUTICAL SERVICES. As of December 31, 1998, the Company operated 28 regional pharmacies, 6 in-house long-term care pharmacies, and 2 pharmaceutical billing and consulting center in the United States. Also, as of December 31, 1998, the Company operated 18 pharmacies and 1 supply distribution center in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1999, a stockholder of the Company, Bernard L. Beck, filed a class action lawsuit against the Company and three officers of the Company in the United States District Court for the District of New Mexico. Several other similar lawsuits may also have been filed in the same court in March 1999. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co, Inc. and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing relate to activities prior to June 30, 1998. Florida's allegations include violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. If the defendant entities are convicted, they could be banned from participating in the Florida Medicaid program.

     Between August 25, 1997 and October 24, 1997, ten putative class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased RCA Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA's profitability. Generally, each of the Actions seeks unspecified compensatory damages, pre-judgment and post judgment interest, attorneys' fees and costs and other equitable and injunctive relief.

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs in the Actions entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and
officers' liability   insurance  policy  for  these  specific  claims  to  the
plaintiffs. All of the parties have signed the Settlement Agreement and it will become final upon court approval. Upon court approval of the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. No assurance can be given that the Settlement will become final.

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

     The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these other matters will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "SHG." The following table shows the high and low sales prices for the common stock as reported by the NYSE for the periods indicated:

                                                     HIGH           LOW
                                                   ---------     ---------
1997
  First Quarter  . . . . . . . . . . . . . . . .   $  16.25      $  12.75
  Second Quarter . . . . . . . . . . . . . . . .      20.81         13.88
  Third Quarter  . . . . . . . . . . . . . . . .      23.44         19.63
  Fourth Quarter . . . . . . . . . . . . . . . .      22.94         17.25
1998
  First Quarter  . . . . . . . . . . . . . . . .   $  20.13      $  18.13
  Second Quarter . . . . . . . . . . . . . . . .      19.25         14.63
  Third Quarter  . . . . . . . . . . . . . . . .      17.69          6.50
  Fourth Quarter . . . . . . . . . . . . . . . .       7.75          4.88

     There were approximately 6,500 holders of record as of March 26, 1999 of the Company's common stock.

     The Company has not paid nor declared any dividends on its common stock since its inception and anticipates that its future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. The Company is restricted from paying dividends under the Senior Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

     To be filed by amendment.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To be filed by amendment.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     To be filed by amendment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Sun as of March 31, 1999 were:

NAME                                            POSITION WITH SUN
----                                --------------------------------------------
Andrew L. Turner . . . . . . . . .  Chairman of the Board of Directors and
                                     Chief Executive Officer
Mark G. Wimer  . . . . . . . . . .  President, Chief Operating Officer and
                                       Director
Robert  D. Woltil  . . . . . . . .  Chief Financial Officer and Director
Warren C. Schelling  . . . . . . .  President and Chief  Operating  Officer of
                                       Sun Healthcare Group International
Julie Collins  . . . . . . . . . .  Chief Administrative Officer
Robert F. Murphy . . . . . . . . .  General Counsel, Compliance Officer
                                      and Secretary
Kenneth C. Noonan .  . . . . . . .  President of SunSolution
Andrew P. Masetti  . . . . . . . .  Vice President - Finance
Matthew G. Patrick . . . . . . . .  Vice President and Treasurer
Warren H. McInteer . . . . . . . .  Chief Financial Officer of Sun Healthcare
                                      Group International
William C. Warrick . . . . . . . .  Vice President - Corporate Controller
John E. Bingaman . . . . . . . . .  Director
Zev Karkomi  . . . . . . . . . . .  Director
Martin G. Mand . . . . . . . . . .  Director
Lois E. Silverman  . . . . . . . .  Director
James R. Tolbert, III . . .  . . .  Director
R. James Woolsey . . . . . . . . .  Director

     Set forth below are the names of the executive officers and directors of Sun and their ages as of March 31, 1999. The Board of Directors is divided into three classes elected for staggered terms. Each director holds office until the next annual meeting of stockholders at which the class of directors of which he is a member is elected or until his successor has been elected and qualified. The terms of Messrs. Karkomi, Wimer and Schelling and Ms. Silverman expire in 1999, the terms of Messrs. Turner and Woltil expire in 2000 and the terms of Messrs. Bingaman, Mand, Tolbert and Woolsey expire in 2001. The executive officers of Sun are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

     Andrew L. Turner, age 52, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation and served as President of the Company from the Company's formation until September 1997. Mr. Turner is also the founder of the Company and has overseen the development of the Company's business since its inception in 1989. Mr. Turner was also a founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a healthcare services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of The Hillhaven Corporation ("Hillhaven"). Mr. Turner has over 20 years of experience in the long-term care industry. Mr. Turner is also a member of the Board of Directors of Watson Pharmaceuticals, Inc., a pharmaceutical products company, and of The Sports Club Company, Inc., an operator of sports and fitness clubs.

     Mark G. Wimer, age 45, has been a director of the Company since 1993 and the President and Chief Operating Officer of the Company since September 1997. Mr. Wimer had previously served as Senior Vice President for Inpatient Services from 1996 until September 1997, and as the President of SunRise Healthcare Corporation ("SunRise"), the Company's subsidiary responsible for operations of the Company's long-term care facilities, from 1993 until 1995. From 1988 to 1993, Mr. Wimer was President and Chief Executive Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From 1984 through 1988, Mr. Wimer was Regional Vice President of Operations for Hillhaven and had responsibility for management of long-term care facilities for Hillhaven in Washington, Oregon, Idaho and Montana.

     Robert D. Woltil, age 44, has been a director of the Company since 1996 and the Chief Financial Officer of the Company since 1996. From 1982 to 1996, Mr. Woltil served in various capacities for Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. From 1995 until 1996, Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly. From 1992 to 1995, he was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President--Financial Planning and Control for Beverly. Mr. Woltil is also a certified public accountant.

     Warren C. Schelling, age 45, has been President and Chief Operating Officer of Sun Healthcare Group International since February 1999. Previously, Mr. Schelling was the Senior Vice President for Pharmaceuticals of the Company from 1996 to February 1999, a director of the Company from 1996 to 1998 and President of SunScript from 1994 to 1995. Prior to joining the Company, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc., a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from 1993 to July 1994. From January 1994 to July 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy Services Officer at Diagnostek, Inc. From 1985 to 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.

     Julie Collins, age 51, has been Chief Administrative Officer of the Company since February 1999. From 1996 to February 1999 she was the Company's Senior Vice President--Administrative Services and from 1994 to 1995, she was the Company's Vice President Human Resources. Prior to joining the Company, Ms. Collins was the Vice President of Human Resources and Support Services for St. Joseph Health System in Atlanta, Georgia from 1993 to 1994. From 1991 to 1993, Ms. Collins was the Vice President - Human Resources of SunRise. From 1990 to 1991, Ms. Collins was Director of Human Resources for Shepherd Spinal Center in Atlanta, Georgia.

     Robert F. Murphy, age 45, has been General Counsel of the Company since 1995, Compliance Officer of the Company since 1997 and Secretary of the Company since 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, most recently as Vice President and Associate General Counsel. Prior to 1986, Mr. Murphy was in private practice for several years.

     Kenneth C. Noonan, age 43, has been President of SunSolution since 1997. From 1997 to February 1999, Mr. Noonan was Senior Vice President-Business Development. Prior to joining Sun, Mr. Noonan was Vice President of Managed Care and Business Development for Manor Care, Inc. from 1994 to 1997, Vice President of Western Operations for Option Care, Inc. from 1992 to 1994 and Western Region Manager for McGaw, Inc. from 1983 to 1990.

     Andrew P. Masetti, age 41, has been Vice-President--Finance of the Company since October 1997. From June 1997 to October 1997, Mr. Masetti was Vice President and Controller of Rehab Services of Sun. Prior to joining Sun, Mr. Masetti was Divisional Chief Financial Officer of Harte-Hanks from

1996 to 1997, Chief Financial Officer of Vista Healthcare from 1995 to 1996, Chief Financial Officer of Diagnostek from 1994 to 1995 and he held various financial management positions with Martin Marietta/General Electric from 1979 to 1994.

     Warren H. McInteer, age 39, has been Chief Financial Officer of Sun Healthcare Group International since February 1999. Mr. McInteer was Vice President of Mergers & Acquisitions from 1995 to February 1999 and Treasurer of the Company from 1996 to 1998. Prior to joining the Company, Mr. McInteer was the Vice President of Financial Planning for Continental Medical Systems
("Continental") in Mechanicsburg, Pennsylvania, from 1993 to 1995 and a management consultant for Price Waterhouse from 1985 to 1993.

     Matthew G. Patrick, age 39, has been Vice President and Treasurer of the Company since 1998. From 1993 to 1998, Mr. Patrick was Vice President of the Dallas Agency of The Sanwa Bank, Ltd. From 1992 to 1993, Mr. Patrick served as financial consultant for Merrill, Lynch, Pierce, Fenner and Smith, Inc.'s Private Client Group in Dallas and from 1985 to 1990 he held various financial positions in the International Division of National Westminster Bank, PLC.

     William C. Warrick, age 36, has been Vice President, Corporate Controller of the Company since 1994. From 1991 to 1994, Mr. Warrick directed financial reporting for Continental. From 1990 to 1991, Mr. Warrick held a similar position with McCrory Stores, a retail chain store company. Prior to 1990, Mr. Warrick was an accountant with KPMG Peat Marwick. Mr. Warrick is a certified public accountant.

     William R. Anixter, age 75, became a director of the Company in April 1998 to fill the vacancy on the Board created when Robert A. Levin stepped down as a director. Mr. Anixter has been the President of Chama Resources, Inc., a privately held real estate management company, since 1990. He was co-founder and vice chairman of Anixter Bros., Inc., a publicly owned international distributor of wire, cable, fiber optics and related networking products, which was sold to an investor group in 1986. Mr. Anixter also serves on the boards of Anicom, Inc., a publicly owned distributor of communications-related equipment, the United World College and the Boys Club of Albuquerque.

     John E. Bingaman, age 52, became a director of the Company in 1993. Mr. Bingaman also served as a consultant to the Company from 1994 to 1996. Since 1993, Mr. Bingaman has been Vice President of BKS Properties. From 1991 to 1993, Mr. Bingaman was the President of Four Seasons Healthcare Management, Inc., which was the Company's subsidiary that managed certain long-term care facilities through management contracts. Between 1984 and July 1993, Mr. Bingaman was Chief Executive Officer of Honorcare Corporation ("Honorcare"), a provider of long-term care services, responsible for the overall management and strategic planning of Honorcare. Mr. Bingaman has over 25 years of experience in the long-term care industry.

     Zev Karkomi, age 75, became a director of the Company in 1993. Mr. Karkomi has over 25 years of experience in the real estate business, with a primary emphasis on properties owned and leased to long-term healthcare operators. He has served as President of Karell Capital Ventures, Inc., a corporation involved in the acquisition, sale, leasing and management of long-term care facilities, since 1980. Mr. Karkomi also serves as the President of Zevco Enterprises, Inc. and Executive Vice President and Chairman of the Board of Progressive Health Group, Inc., real estate investment companies.

     Martin G. Mand, age 62, became a director of the Company in 1996. Since 1995, Mr. Mand has been Chairman, President and Chief Executive Officer of Mand Associates, Limited, a financial consulting, speaking and writing firm. Mr. Mand was previously Executive Vice President and Chief Financial Officer of Northern Telecom, Ltd., a global manufacturer of telecommunications equipment, from 1990 to 1994. Mr. Mand also previously served as Vice President and Treasurer of E.I. du Pont de

Nemours & Co., a chemical, allied products and energy company. Mr. Mand also serves on the Board of Directors of the Fuji Bank and Trust Company and CAI Wireless Systems, Inc.

     Lois E. Silverman, age 58, became a director of the Company in 1995. Ms. Silverman is a director of CONCENTRA Managed Care, Inc., a publicly owned provider of services to reduce the costs of workers' compensation, automobile, disability and health insurance claims. Ms. Silverman was a co-founder, served as the Chairman of the Board of CRA Managed Care, Inc. from 1994 to September 1997 and as its Chief Executive Officer from 1988 to 1995. Ms. Silverman is the President of the Commonwealth Institute, a nonprofit organization she established in 1997 for the advancement of women entrepreneurs. Ms. Silverman is also a director of CareGroup and Immunetics, a member of the Dean's Council of the Harvard School of Public Health, an overseer of Tufts University Medical School and a Trustee at Simmous College.

     James R. Tolbert, III, age 63, became a director of the Company in 1995 and was appointed Lead Independent Director of the Board of Directors in 1998. Mr. Tolbert has served as the Chairman, President, Chief Executive Officer and Treasurer of First Oklahoma Corporation, a holding company, since 1986. Mr. Tolbert has over 15 years of experience in the nursing home industry. In addition, Mr. Tolbert is a member of the Board of Directors of Bonray Drilling Corporation, a corporation engaged in domestic onshore contract drilling of oil and gas wells.

     R. James Woolsey, age 57, became a director of the Company in 1995. Mr. Woolsey has been a partner in the law firm of Shea & Gardner since 1995, where he previously had been a partner from 1980 to 1989 and from 1991 to 1993. From 1993 to 1995, Mr. Woolsey served as the Director of Central Intelligence for the United States government. From 1989 to 1991, Mr. Woolsey was the Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act and the rules promulgated thereunder require the Company's directors and executive officers and persons who own more than ten percent of the Company's Common Stock to report their ownership and changes in their ownership of Common Stock to the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Copies of the reports must also be furnished to the Company. Specific due dates for the reports have been established by the Commission and the Company is required to report in this Proxy Statement any failure of its directors, executive officers and more than ten percent stockholders to file by these dates.

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 1998 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met with the exception of Zev Karkomi, who reported one transaction reportable on Form 4 one week late due to an oversight.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides information concerning the annual and long-term compensation for services as employees of the Company and its subsidiaries for the fiscal years shown of those persons ("Named Executive Officers") who were, during the year ended December 31, 1998, (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company:

                                                          Long-Term Compensation Awards

                                                                               Securities
    Name and                         Annual Compensation    Restricted Stock   Underlying       All Other
Principal Position          Year     Salary($)   Bonus($)     Awards($)(1)     Options(#)    Compensation($)
------------------          ----     ---------   --------   ----------------   ----------    ---------------

Andrew L. Turner            1998     $659,634    $   -              -            50,000         $26,873(2)
  Chief Executive Officer   1997      537,312     550,000      $5,409,625          -              5,771
                            1996      500,000     250,000           -              -              3,795

Mark G. Wimer               1998      443,274        -              -            25,000           9,424(3)
  President and Chief       1997      367,387     255,000      2,712,500           -              1,503
  Operating Officer         1996      322,516     125,000           -            15,000           1,770

Robert D. Woltil            1998      418,288        -              -            25,000          10,069(4)
  Chief Financial Officer   1997      374,428     240,000      1,443,750           -                870
                            1996      296,164(5)  125,000           -            25,000             503

Robert A. Levin             1998      370,587(6)     -              -           100,000           4,223(7)
  Senior Vice President-    1997      341,193     138,000      2,668,750           -              1,503
  Ancillary Services        1996      330,202        -              -            15,000           1,554

Robert F. Murphy            1998      280,973        -              -            30,000           5,872(8)
  General Counsel and       1997      267,469     108,000      1,299,625           -                685
  Secretary                 1996      260,000     100,000           -              -                457

___________

(1) Restricted stock awards are valued at the Company's closing stock price on the date of grant. Dividends, if any, would be paid on restricted shares at the same rate paid to all stockholders. The Named Executive Officers held the following shares of restricted stock valued at December 31, 1998 at a closing price of $6.5625 per share and at March 29, 1999 at a closing price of $1.06 per share:

                              NUMBER OF      MARKET VALUE       MARKET VALUE
                               SHARES         AT 12/31/98        AT 3/29/99
                              ---------      ------------       ------------

          Mr. Turner           200,800        $1,317,750           $212,848
          Mr. Wimer             74,400           488,250             78,864
          Mr. Woltil            39,600           259,875             41,976
          Mr. Levin             73,200           480,375             77,592
          Mr. Murphy            35,400           232,313             37,524

(2) Consists of $1,200 of matching contributions under the Company's 401(k) Plan, the payment of $6,173 of life insurance premiums, the vesting of $2,500 of deferred compensation pursuant to a Supplemental Executive
     Retirement Plan and the payment of approximately $17,000 on Mr. Turner's behalf for legal representation in connection with the renegotiation of his employment agreement in 1998.

(3) Consists of $1,200 of matching contributions under the Company's 401(k) Plan, the payment of $5,724 of life insurance premiums and the vesting of $2,500 of deferred compensation pursuant to a Supplemental Employee Retirement Plan.

(4) Consists of $1,200 of matching contributions under the Company's 401(k) Plan, the payment of $6,369 of life insurance premiums and the vesting of $2,500 of deferred compensation pursuant to a Supplemental Employee Retirement Plan.

(5)  Salary for 1996  represents  amounts paid to  Mr. Woltil  in 1996 after the
     commencement   of  his   employment   by  the  Company  in   February 1996.
     Mr. Woltil's annualized salary for 1996 would have been $350,000.

(6)  Mr. Levin's employment with the Company terminated in January 1999.

(7) Consists of $1,200 of matching contributions under the Company's 401(k) Plan and the payment of $3,023 of life insurance premiums.

(8) Consists of $1,200 of matching contributions under the Company's 401(k) Plan and the payment of $4,672 of life insurance premiums.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options made to each of the Named Executive Officers during the year ended December 31, 1998:

                                          INDIVIDUAL GRANTS
                           ------------------------------------------------
                                % OF TOTAL
                                 OPTIONS
                    NUMBER OF   GRANTED TO
                    SECURITIES  EMPLOYEES  EXERCISE OR              GRANT DATE
                    UNDERLYING  IN FISCAL  BASE PRICE  EXPIRATION PRESENT VALUE
    NAME            OPTIONS(1)   YEAR(%)    ($/SH)(2)     DATE        ($)(3)
    ----            ----------   -------    ---------     ----        ------

Andrew L. Turner      50,000      2.4%       $19.375    03/06/08     $572,500
Mark G. Wimer         25,000      1.2         19.375    03/06/08      286,250
Robert D. Woltil      25,000      1.2         19.375    03/06/08      286,250
Robert A. Levin      100,000(4)   4.8         19.375    03/06/08    1,145,000
Robert F. Murphy      30,000      1.5         19.375    03/06/08      343,500

------------------
(1)  All options were granted under the Company's 1997 Incentive Stock Plan.

(2) All options were granted at an exercise price equal to the fair market value of Common Stock on the option grant date. The closing price of the Company's stock on March 29, 1999 was $1.06 per share. All options will vest and become exercisable at a rate of one-third each year beginning on the first anniversary of the date of grant. All options become fully exercisable on the occurrence of a change in control as described in the plan pursuant to which each option was granted.

(3) Grant date present values were calculated using the plain Black-Scholes valuation model. Assumptions used in the calculation include a one-year volatility of 36.18%, an interest rate of 5.68% and an exercise period of 10 years. Actual gains, if any, on stock option exercise are dependent on the future performance of Common Stock as well as the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(4) These options terminated when Mr. Levin's employment terminated in January 1999.

FISCAL YEAR-END OPTION VALUES

     Set forth in the table below is information concerning the value of stock options held as of December 31, 1998 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 1998.

                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                         OPTIONS-AT-YEAR-END-(#)           AT-YEAR-END-($)(1)
      NAME             EXERCISABLE  UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
      ----             -----------  -------------    -----------   -------------

  Andrew L. Turner       200,000         50,000      $    -0-      $    -0-
  Mark G. Wimer           58,000         30,000           -0-           -0-
  Robert D. Woltil        16,667         33,333           -0-           -0-
  Robert A. Levin         58,000        105,000           -0-           -0-
  Robert F. Murphy        10,000         30,000           -0-           -0-

-----------
(1) Based on the closing price of the Common Stock, as reported on the New York Stock Exchange, at December 31, 1998, which was $6.5625 per share.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company are entitled to receive an annual fee of $24,000, which is payable in four equal quarterly installments. In addition, each Chairperson of a committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. The Lead Independent Director of the Board of Directors is entitled to an additional annual fee of $12,000, which is payable in four equal quarterly installments. Non-employee directors and Committee Chairpersons have the election of receiving (i) the entire annual retainer and Committee Chairpersons fees, if applicable, in cash, or (ii) one-half of the retainer and Committee Chairperson fees, if applicable, in cash and the remaining one-half in the form of restricted common stock awards pursuant to the 1997 Non-Employee Directors' Stock Plan. If restricted stock is elected, for every dollar of cash given up, the recipient will receive restricted stock worth $1.10.

     Non-employee directors are also entitled to receive fees of $1,750 for each Board of Directors meeting attended in person. Directors are entitled to an additional $500 for each subsequent meeting attended that same day. The fees for any meetings that are attended by telephone are $500. Non-employee directors are also reimbursed for out-of-pocket expenses for attendance at such meetings. In addition, pursuant to the 1997 Non-Employee Directors' Stock Plan,
(i) non-employee directors already serving on the Board are awarded annually 2,000 shares of restricted common stock and non-qualified stock options to purchase 4,000 shares of common stock and (ii) non-employee directors who are elected to the Board for the first time or after a period of not serving on the Board are entitled to one-time awards of 5,000 shares of restricted common stock and non-qualified stock options to purchase 10,000 shares of common stock.

     Pursuant to a decision by the Board of Directors to reduce the number of employee-directors, Robert Levin and Warren Schelling resigned from the Board in April 1998. On April 30, 1998, the Compensation Committee granted each of
Messrs. Levin and Schelling 2,000 shares of the Company's common stock in recognition of the contributions they made to the Company while serving on the Board.

EMPLOYMENT AGREEMENT

     Mr. Turner and the Company entered into a five-year Employment Agreement as of June 2, 1998. The Employment Agreement provides for an annual salary of $700,000 which was effective April 1, 1998. The Agreement provides for salary increases of $150,000 on each of April 1, 1999 and 2000 and for an annual bonus determined pursuant to a formula. Mr. Turner has elected to forego his salary increase scheduled for April 1, 1999. The Agreement contains a two-year noncompetition covenant and a covenant prohibiting Mr. Turner from disclosing any confidential information of the Company. The Agreement also contains the same general severance provisions described below under "Severance Agreements."

SEVERANCE AGREEMENTS

     The Company has entered into severance agreements (the "Severance Agreements") with certain executive officers, including the Named Executive Officers. Each Severance Agreement provides that in the event of the "involuntary termination" of the executive, he or she will be entitled to receive any accrued but unpaid salary plus a pro rata portion of annual bonus. An "involuntary termination" is defined as a termination by the Company for reasons other than an executive's disability that do not constitute "cause" or an executive's resignation for "good reason." In addition, the executive will be entitled to a severance payment equal to two times salary at the rate in effect at the time of the executive's involuntary termination, or, in the event that such termination occurs within two years following a change in control of the Company (as defined below), a severance payment equal to three times salary at the rate then in effect. The executive will continue to receive health and other benefits for a period of two years following his or her involuntary termination (or for a period of three years in the event that such termination occurs following a change in control of the Company). The Severance Agreements also provide for a gross-up payment to be made to the executives, if necessary to eliminate the effects of the imposition of the excise tax under Section 280G of the Code on the payments made thereunder. The Severance Agreements contain noncompetition and nondisclosure covenants.

     For purposes of the Severance Agreements, "change in control" is generally defined as (i) the acquisition by a person or group of beneficial ownership representing 33-1/3% of the Company's then outstanding voting stock, (ii) stockholder approval of a merger or consolidation of the Company other than a merger or consolidation in which the voting securities of the Company outstanding immediately prior thereto continues to represent at least 66-2/3% of the combined voting power of the surviving entity's outstanding voting securities, (iii) under certain conditions, a change in the majority of the
Board of Directors of the Company, or (iv) stockholder approval of a reorganization of the Company or a sale of substantially all of the Company's assets.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 30, 1999 by (i) each director, (ii) the Named Executive Officers (as defined below), (iii) all directors and executive officers of the Company as a group, and each person believed by the Company to be the beneficial owner of more than five percent of Common Stock of the Company:

                                         SHARES                   PERCENT OF
NAME OF BENEFICIAL OWNER          BENEFICIALLY OWNED(1)           CLASS(1)(%)
------------------------          ---------------------           -----------
Andrew L. Turner                        6,937,799(2)(3)              11.4%
  101 Sun Avenue NE
  Albuquerque, NM  87109
William R. Anixter                          7,792(3)                   *
John E. Bingaman                          193,361(3)(4)                *
Zev Karkomi                               191,080(3)(5)                *
Robert A. Levin                            64,167                      *
Martin G. Mand                              9,480(3)(6)                *
Robert F. Murphy                           68,742(3)(7)                *
Lois E. Silverman                          11,211(3)(8)                *
James R. Tolbert, III                      17,148(3)(8)                *
Mark G. Wimer                             170,934(3)(9)                *
Robert D. Woltil                           77,934(3)(10)               *
R. James Woolsey                            8,250(3)(11)               *
All directors and executive officers    7,936,320(12)                13.0%
as a group (18 persons, including
those named above)

__________

*        Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 30, 1999 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 353,000 shares of Common Stock owned by the Turner Children's Trust, 74,267 shares of Common Stock held by the Andrew and Nora Turner Trust and 261,065 shares of Common Stock owned by the Turner Family Foundation (Mr. Turner disclaims beneficial ownership of these shares). Also includes currently exercisable options to purchase 216,667 shares of Common Stock.

(3) Includes restricted shares awarded under the Company's 1997 Stock Incentive Plan and 1997 Non-Employee Directors' Plan which may be subject to a substantial risk of forfeiture. The number of restricted shares included for each person listed above as having restricted shares is as follows: Mr. Turner - 150,600; Mr. Anixter - 5,396; Mr. Bingaman - 3,794; Mr. Karkomi - 3,729; Mr. Mand - 3,729; Mr. Murphy - 23,600; Ms. Silverman - 3,794; Mr.
     Tolbert - 3,333; Mr. Wimer - 49,600; Mr. Woltil - 26,400; and Mr. Woolsey - 3,333.

(4) Includes currently exercisable options to purchase 44,334 shares of Common Stock.

(5) Includes 200 shares owned by Mr. Karkomi's grandson. Mr. Karkomi disclaims beneficial ownership of these shares. Also includes currently exercisable options to purchase 44,334 shares of Common Stock.

(6) Includes currently exercisable options to purchase 4,084 shares of Common Stock.

(7) Includes currently exercisable options to purchase 20,000 shares of Common Stock.

(8) Includes currently exercisable options to purchase 4,584 shares of Common Stock.

(9) Includes currently exercisable options to purchase 66,334 shares of Common Stock.

(10) Includes 5,000 shares owned by Mr. Woltil and his wife, as to which Mr. Woltil has shared voting and investment power. Also includes currently exercisable options to purchase 33,334 shares of Common Stock.

(11) Includes currently exercisable options to purchase 4,250 shares of Common Stock.

(12) Includes an aggregate of 560,842 shares of Common Stock issuable upon the exercise of options that are currently exercisable. Also includes an aggregate of 339,308 restricted shares awarded under the 1997 Stock Incentive Plan and 1997 Non-Employee Directors' Plan which may be subject to a substantial risk of forfeiture.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Turner, the Chief Executive Officer of the Company, guarantees the Company's obligations under a lease for a nursing home in Connecticut. Mr. Turner is the guarantor of subleases on three facilities in Illinois, the sublessor of which is a company co-owned by Mr. Karkomi, a member of the Company's Board of Directors. Mr. Karkomi's company, in turn, is the guarantor of the master lease. Mr. Turner also guarantees the Company's obligations under one facility lease in Washington.

     Kenneth C. Noonan, President - SunSolution, was indebted to the Company in 1998 in the amount of $197,798. The Company entered into a short-term loan with Mr. Noonan in connection with his relocation in 1997 to the Company's headquarters in Albuquerque. Mr. Noonan paid off the loan in full in August 1998.

     Mr. Noonan's spouse, Jennifer Noonan, provided public speaking seminars to the Company in 1998 through her wholly-owned business, SpeakWrite Executive Development. The total amount paid to SpeakWrite in 1998 was $73,438.

     Mr. Woolsey, in his capacity as a partner in the law firm of Shea & Gardner, provided certain legal services to the Company in 1998. The total amount paid to Shea & Gardner in 1998 for such services was approximately $101,000.

     As of December 31, 1998, the Company's nursing home subsidiary, SunRise, was a lessee or sublessee of 61 facilities from partnerships or corporations in which Mr. Karkomi was a general partner, stockholder or director. These arrangements were entered into from February 1989 to June 1997, with varying lease terms. Approximately 50% of the facilities are under ten-year terms. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $19.1 million in 1998.

     As of December 31, 1998, SunRise was a lessee or assignee of seven facilities from partnerships in which Mr. Bingaman had an equity interest of greater than ten percent. Each of these lease arrangements was entered into prior to the closing of the acquisition of Honorcare. All of the leases commenced on July 13, 1993 and terminate in 2001. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $2.1 million in 1998.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      Financial Statements and Financial Statement Schedules

              To be filed by amendment.

     (b)      Reports on Form 8-K

              None.

     (c)      Exhibits



EXHIBIT NUMBER                      DESCRIPTION OF EXHIBITS
--------------                     ------------------------

  2.1(16) Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among Sun, Peach Acquisition Corporation and Retirement Care Associates, Inc.

  2.2(16)             Agreement and Plan of Merger and Reorganization,  dated
                      as  of   February   17,   1997  among  Sun,   Nectarine
                      Acquisition Corporation and Contour Medical, Inc.

  2.3(21) Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of February 17,1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation dated May 27, 1997

  2.4(22) Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated as of February 17,1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation dated August 21, 1997

  2.5(22) Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among Sun, Contour Medical, Inc. and Nectarine Acquisition Corporation dated August 21, 1997

  2.6(23) Amendment No. 3 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation dated November 25, 1997

  2.7(23) Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among Sun, Contour Medical, Inc. and Nectarine Acquisition Corporation dated November 25, 1997

  2.8(20) Agreement and Plan of Merger, dated as of July 26, 1997, among Sun, Sunreg Acquisition Corp. and Regency Health Services, Inc.

  2.9(28) Amendment No. 4 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among Sun, Retirement Care Associates, Inc. and Peach Acquisition Corporation, dated April 3, 1998.

  2.10(28) Amendment No. 3 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among Sun, Contour Medical, Inc. and Nectarine Acquisition Corporation dated April 3, 1998.

  3.1(26)             Certificate of Incorporation of Sun, as amended

  3.2(1)(8)           Bylaws of Sun, as amended

  4.1(2) Fiscal Agency Agreement dated as of March 1, 1994 between Sun and NationsBank of Texas, N.A., as Fiscal Agent

  4.2(10)             Form of  Rights  Agreement,  dated as of June 2,  1995,
                      between Sun and Boatmen's Trust Company, which includes the form of Certificate of Designations for the Series A Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of Summary of Preferred Stock Purchase Rights as Exhibit C

  4.3(11) First Amendment to Rights Agreement, dated as of August 11, 1995, amending the Rights Agreement, dated as of June 2, 1995, between Sun and Boatmen's Trust Company

  4.4* Removal of Rights Agent, Appointment and Acceptance of Successor Rights Agent and Amendment No. 2 to Rights Agreement among Sun, ChaseMellon Shareholder Services, LLC and American Stock Transfer & Trust Company

  4.5(26) Certificate of Designations of Series A Preferred Stock of the Company

  4.6(25) Amended and Restated Declaration of Trust of Sun Financing I among the Company, as sponsor, Robert F. Murphy, Robert D. Woltil and William Warrick, as trustees, the Bank of New York (Delaware), as trustee, and the Bank of New York, dated as of May 4, 1998

  4.7(25) Preferred Securities Guarantee among the Company and the Bank of New York, as trustee, dated as of May 4, 1998

  4.8(25) Registration Rights Agreement among the Company, certain guarantors and Bear, Stearns & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities, Inc., NationsBanc Montgomery Securities LLC and Schroder & Co., Inc., dated as of May 4, 1998 (7% Convertible Trust Issued Preferred Securities)

  4.9(25) Registration Rights Agreement among Sun Financing I, the Company and Bear, Stearns & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities, Inc., NationsBanc Montgomery Securities LLC and Schroder & Co., Inc., dated as of May 4, 1998 (9-3/8% Senior Subordinated Debentures due 2008)

  10.1(3) Lease Agreement dated as of August 31, 1986, by and between Karan Associates (Lessee) and Campbell Care of Wylie, Inc., Assignment of Lease dated November 20, 1989 by and between Campbell Care of Wylie, Inc. and Honorcare Corporation (Lessee), with First Lease Addendum dated August 31, 1986, Second Addendum dated January 9, 1987, Third Addendum dated November 30,
                      1989 and Fourth Addendum dated July 12, 1993, and Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation (Assignor) and Sun Healthcare Corporation (Assignee) (Hillcrest Manor Nursing Center)

  10.2(13) Lease Agreement for West Magic Care Center dated as of August 1, 1987, between Skyview Associates (Lessor) and Don Bybee and A. Keith Holloway (Lessee)

  10.3(1)             Lease  Agreement  for East Mesa Care Center dated as of
                      September  30,  1990,   between  East  Mesa  Associates
                      Limited Partnership (Lessor) and SunRise (Lessee)

  10.4(1) Assignment and Assumption of Lease with Consent of Lessor for Torrington Extend-A-Care Center dated as of November 1, 1990, between Beverly Enterprises Connecticut, Inc. (Assignor/Lessee), Turner Enterprises, Inc. (Assignee), Andrew L. Turner and Nora Turner (Guarantors), Harvey J. Angell and Zev Karkomi (Special Guarantors) and Beverly Investment Properties, Inc. (Lessor) (Lease attached)

  10.5(1) Lease Agreement for Mercer Island Care Center dated as of July, 1991, among Mercer View Convalescent Center, Tenants-in-Common (Lessor), SunRise (Lessee) and Andrew L. Turner and Nora Turner, husband and wife (Guarantor)

  10.6(1) Lease Agreement for Bayside Health and Rehabilitation Center dated as of July 26, 1991, between Bellingham Associates Limited Partnership (Lessor) and SunRise (Lessee)

  10.7(1) Lease Agreement for Menlo Park Healthcare Center dated as of November 1, 1991, between Oregon Associates Limited Partnership (Lessor) and SunRise (Lessee)

  10.8(1) Sublease Agreement for Hillside Living Center d/b/a Hillside Healthcare Center dated as of March 1, 1992, between Elite Care Corporation (Sublessor) and Turner Enterprises, Inc. (Sublessee) (Lease attached as Exhibit)

  10.9(1) Sublease Agreement for Crown Manor Living Center d/b/a Crown Manor Healthcare Center dated as of March 1, 1992, between Elite Care Corporation (Sublessor) and Turner Enterprises, Inc. (Sublessee) (Lease attached as Exhibit)

  10.10(1) Sublease Agreement for Colonial Manor Living Center d/b/a Colonial Manor Healthcare Center dated as of
                      March 1, 1992, between Elite Care Corporation (Sublessor) and Turner Enterprises, Inc. (Sublessee) (Lease attached as Exhibit)

  10.11(1) Sublease Agreement for Douglas Living Center d/b/a Douglas Healthcare Center dated as of March 1, 1992, between Elite Care Corporation (Sublessor) and Turner Enterprises, Inc. (Sublessee) (Lease attached as Exhibit)

  10.12(1) Lease Agreement for Columbia View Nursing Home dated as of June 30, 1992, between Columbia Associates Limited Partnership (Lessor) and Turner Enterprises, Inc. (Lessee)

  10.13(1) Lease Agreement for Adams House Healthcare Center dated as of October 1, 1992, between Adams Connecticut Associates Limited Partnership (Lessor) and Turner Enterprises, Inc. (Lessee)

  10.14(1) Lease Agreement for San Juan Care Center and Burton Care Center dated as of October 31, 1992, by and between Zev Karkomi and Jerold Ruskin (collectively, the Lessors) and SunRise (Lessee)

  10.15(3) Lease Agreement dated as of July 13, 1993, by and between Angelina Associates (Lessor) and Honorcare Corporation (Lessee), with Assignment Agreement dated as of July 13, 1993 by and between Honorcare Corporation (Assignor) and Sun Healthcare Corporation (Assignee) (Angelina Facility)

  10.16(3) Lease Agreement dated as of July 13, 1993, by and between July Associates IV (Lessor) and Honorcare Corporation (Lessee), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation (Assignor) and Sun Healthcare Corporation (Assignee) (Park Plaza)

  10.17(3) Lease Agreement dated as of July 13, 1993, by and between Angelina Associates (Lessor) and Honorcare Corporation (Lessee), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation (Assignor) and Sun Healthcare Corporation (Assignee) (Wells)

  10.18(3) Lease Agreement dated as of July 13, 1993, by and between Angelina Associates (Lessor) and Honorcare Corporation (Lessee), with Assignment Agreement dated as of July 13, 1993, by and between Honorcare Corporation (Assignor) and Sun Healthcare Corporation (Assignee) (Pineywood)

  10.19(3) Lease Agreement dated as of July 13, 1993, by and between Golden Age Associates (Lessor) and Honorcare Corporation (Lessee) (Golden Age)

  10.20(3) Lease Agreement dated as of July 13, 1993, by and between July Associates III (Lessor) and Honorcare Corporation (Lessee) (High Plains)

  10.21(7) Lease Agreement dated as of July 30, 1993 between Zev Karkomi, Thunderbird Associated Limited Partnership and SunRise Healthcare Corporation

  10.22(7) Lease Agreement dated as of September 22, 1993, as amended, between Carlinville Associates and SunRise Healthcare Corporation

  10.23(4) Lease Agreement dated October 1993, by and between Salem Associates, Ltd. (Lessor) and SunRise (Lessee) (Doctors Nursing Home)

  10.24(4)            Lease  Agreement  dated as of December 6, 1993,  by and
                      between    Massachusetts    Nursing    Homes    Limited
                      Partnership (Lessor) and SunRise (Lessee)

  10.25(3) Lease Assignment and Transfer of Operations Agreement dated as of December 30, 1993, by and between HEA of New Mexico, Inc. and SunRise (Lease attached) (Country Life Manor)

  10.26(3)            Lease  Agreement  dated as of January  1, 1994,  by and
                      between   October   Associates   (Lessor)  and  SunRise
                      (Lessee) (Stanton Nursing Home)

  10.27(3) Lease Agreement dated as of January 1, 1994, by and between Whitewright Associates (Lessor) and SunRise (Lessee) (Campbell Care of Whitewright)

  10.28(3)            Lease  Agreement  dated as of January  1, 1994,  by and
                      between   October   Associates   (Lessor)  and  SunRise
                      (Lessee) (Valley Mills Care Center)

  10.29(3)            Lease  Agreement  dated as of January  1, 1994,  by and
                      between   October   Associates   (Lessor)  and  SunRise
                      (Lessee) (Moody Care Center)

  10.30(6) Lease Agreement dated as of April 26, 1994, by and between Sumner Nursing Home, L.L.C. and SunRise

  10.31(5)            Lease   Agreement   by  and   between   Bellingham   II
                      Associates Limited Partnership and SunRise Healthcare Corporation, dated May 31, 1994

  10.32(12)           Lease  Agreement  for Wheeler Care Center,  dated as of
                      July  24,  1995,  by  and  between  Wheeler  Healthcare
                      Associates,  L.L.C., a Texas limited  liability company
                      (Lessor) and SunRise Healthcare Corporation (Lessee).

  10.33(12)           Agreement  with  Respect  to and  Second  Amendment  of
                      Lease Agreement,  dated as of September 1, 1995, by and
                      between    Massachusetts    Nursing    Homes    Limited
                      Partnership    (Lessor)    and    SunRise    Healthcare
                      Corporation (Lessee).

  10.34(12)           Third  Amendment  of  Lease  Agreement,   dated  as  of
                      September  1,  1995,   by  and  between   Massachusetts
                      Nursing Homes Limited Partnership  (Lessor) and SunRise
                      Healthcare Corporation (Lessee).

  10.35(12)           Lease  Agreement  for Clifton Care Center,  dated as of
                      September  13,  1995,   between   Missouri   Associates
                      (Lessor) and SunRise Healthcare Corporation (Lessee).

  10.36(17)           Lease Agreement for Heritage  Heights dated as of March
                      1, 1996,  by and between Tor  Associates  (Lessor)  and
                      SunRise Healthcare Corporation (Lessee).

  10.37(15)           Second  Amendment  to Lease,  dated as of June 1, 1996,
                      by   and   between   East   Mesa   Associates   Limited
                      Partnership    (Lesser)    and    SunRise    Healthcare
                      Corporation (Lessee).

  10.38(14)           Lease Agreement  dated July 1, 1996 between  Oak/Jones,
                      Inc.  and  SunRise  Healthcare   Corporation  for  Oaks
                      Health & Rehabilitation Center.

  10.39(14)           Lease Agreement  dated July 1, 1996 between  Oak/Jones,
                      Inc.  and  SunRise  Healthcare  Corporation  for  Jones
                      Health & Rehabilitation Center.

  10.40(15)           Sub-Sublease  Agreement,  dated as of August 22,  1996,
                      by and between Yuba Nursing  Homes,  Inc.  (Lessor) and
                      SunRise Healthcare Corporation (Lessee).

  10.41(17)           Lease  Agreement for Casa del Sol Nursing Home dated as
                      of November 26,  1996,  by and between  Raton  Property
                      Limited   Company   (Lessor)  and  SunRise   Healthcare
                      Corporation (Lessee).

  10.42(17)           Lease Agreement for Blue Mountain  Convalescent  Center
                      dated  as  of  November  30,   1996,   by  and  between
                      Washington  Associates  (Lessor) and SunRise Healthcare
                      Corporation (Lessee).

  10.43(17)           Lease  Agreement for Payette Lakes Care Center dated as
                      of November 30, 1996, by and between  Idaho  Associates
                      L.L.C.  (Lessor)  and  SunRise  Healthcare  Corporation
                      (Lessee).

  10.44(17)           Lease  Agreement for Valley  Rehabilitation  and Living
                      Center dated as of November  30,  1996,  by and between
                      Idaho   Associates   L.L.C.    (Lessor)   and   SunRise
                      Healthcare Corporation (Lessee).

  10.45(17)           Unconditional  Guaranty  of Lease  dated as of November
                      30,   1996  given  by  Sun   Healthcare   Group,   Inc.
                      (Guarantor)  to  Idaho  Associates,   L.L.C.   (Lessor)
                      relating to Magic Valley Manor.

  10.46(17)           Unconditional  Guaranty  of Lease  dated as of November
                      30,   1996  given  by  Sun   Healthcare   Group,   Inc.
                      (Guarantor)  to  Idaho  Associates,   L.L.C.   (Lessor)
                      relating to Valley Rehabilitation and Living Center.

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

  10.60(13)           1996 Combined Incentive and Nonqualified Stock Option Plan

  10.61(1)            Tax   Indemnity   Agreement   between   Sun,   SunDance
                      Rehabilitation Corporation, Turner Enterprises, Inc. and Andrew L. Turner and Nora L. Turner

  10.62(1) Form of Indemnity Agreement between Sun and each of Sun's Directors before July 3, 1996

  10.63(25)           Form of  Indemnity  Agreement  between  Sun and each of
                      Sun's Directors from and after July 3, 1996

  10.64(1)            Agreement   as  of  May  5,  1993,   between   SunDance
                      Rehabilitation Corporation and Andrew L. Turner

  10.65(17)           Form of  Severance  Agreement  entered into between Sun
                      and its President,  Chief Financial  Officer and Senior
                      Vice Presidents

  10.66(18)           Sun 1997 Non-Employee Directors' Stock Plan

  10.67(18)           Sun 1997 Stock Incentive Plan

  10.68(18)           Lease  Agreement  for  Casa  Loma  Convalescent  Center
                      dated as of  February  24,  1997 by and  between  Idaho
                      Associates,   LLC  (Lessor)   and  SunRise   Healthcare
                      Corporation (Lessee)

  10.69(19)           Lease Agreement for Evergreen  Nursing and Convalescent
                      Centre  dated  as of June 5,  1997,  between  Effingham
                      Associates,  L.L.C.  (Lessor)  and  SunRise  Healthcare
                      Corporation (Lessee)

  10.70(25)           Second  Amendment to Credit  Agreement dated October 8,
                      1997  among  the  Company,   certain  lenders,  certain
                      co-agents,   and   NationsBank   of  Texas,   N.A.,  as
                      Administrative Lender, dated as of March 27, 1998

  10.71(27)           Fourth  Amendment to Credit  Agreement dated October 8,
                      1997  among  the  Company,   certain  lenders,  certain
                      co-agents,   and   NationsBank   of  Texas,   N.A.,  as
                      Administrative Lender, dated as of October 30, 1998

  10.72(27)           Employment  Agreement dated June 2, 1998 between Andrew
                      L. Turner and the Company.

  10.73(24)           Indenture  dated July 8, 1997 by and between  Sun,  the
                      Guarantors  named  therein,  and First  Trust  National
                      Association (9 1/2% Senior Subordinated Notes due 2007)

  10.74(5) Amended and Restated Indenture, dated October 1, 1994, among Sun, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee (6% Convertible Subordinated Debentures due 2004)

  10.75(5) Amended and Restated First Supplemental Indenture to Amended and Restated Indenture, dated October 1, 1994, among Sun, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee (6 1/2% Convertible Subordinated Debentures due 2003)

  10.76(25)           Indenture  dated May 4, 1998  among  the  Company,  the
                      Bank of New York,  as trustee  (7%  Convertible  Junior
                      Subordinated Debentures due 2028)

  10.77(25)           Indenture  dated May 4, 1998  among the  Company,  U.S.
                      Bank  Trust  National  Association,   as  trustee,  and
                      certain guarantors (9-3/8% Senior Subordinated Notes due 2008)

  21*                 Subsidiaries of the Registrant

  23*                 Consent of Arthur Andersen LLP

  27**                Financial Data Schedule

---------------------------

*       Filed herewith.
**      To be filed by amendment.

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

(19) +Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1997

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

(25) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1998.

(26) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1998.

(27) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1998.

(28) Incorporated by reference from exhibits to the Company's Form 8-K dated April 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SUN HEALTHCARE GROUP, INC.


                                          By:  /s/ ANDREW L. TURNER
                                          ---------------------------------
                                               Andrew L. Turner
                                               CHIEF EXECUTIVE OFFICER

March 31, 1999

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints each of Robert D. Woltil and Robert F. Murphy, as his attorney-in-fact to sign this Report on his behalf individually and in the capacity stated below and to file all supplements and amendments to this Report and any and all instruments or documents filed as a part of or in connection with this Report or any amendment or supplement thereto, and any such attorney-in-fact may make such changes and additions to this Report as such attorney-in-fact may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 31, 1999 in the capacities indicated.


     Signatures                                               Title
   --------------                                             ------

   /s/ ANDREW L. TURNER                      Chairman of the Board of Directors and Chief
-------------------------------                Executive Officer (Principal Executive Officer)
      Andrew L. Turner


  /s/ ROBERT D. WOLTIL                       Chief Financial Officer and Director (Principal
-------------------------------                Financial Officer)
      Robert D. Woltil


  /s/ ANDREW P. MASETTI                      Vice President-Finance (Principal Accounting
-------------------------------                Officer)
      Andrew P. Masetti



-------------------------------              Director
      William R. Anixter





  /s/ JOHN E. BINGAMAN
-------------------------------              Director
      John E. Bingaman


  /s/ ZEV KARKOMI
-------------------------------              Director
      Zev Karkomi


  /s/ MARTIN G. MAND
-------------------------------              Director
      Martin G. Mand


  /s/ LOIS SILVERMAN
-------------------------------              Director
      Lois Silverman



-------------------------------              Director
      James R. Tolbert


  /s/ MARK G. WIMER
-------------------------------              Director
      Mark G. Wimer


  /s/ R. JAMES WOOLSEY
-------------------------------              Director
      R. James Woolsey
