Form 10-K/A
period 1998-12-31
SUN HEALTHCARE GROUP INC
filed 1999-04-23
CIK 904978

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On April 19, 1999, Sun Healthcare Group, Inc. had 60,465,678 outstanding shares of Common Stock. Of those, 53,090,200 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on April 19, 1999, was approximately $82,820,706.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SUN HEALTHCARE GROUP, INC.

                                  FORM 10-K/A

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1.      Business......................................................................................           2
Item 2.      Properties....................................................................................          11
Item 3.      Legal Proceedings.............................................................................          11
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          11

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................          12
Item 6.      Selected Financial Data.......................................................................          12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          12
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.....................................          36
Item 8.      Financial Statements and Supplementary Data...................................................          36
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........          36

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................          37
Item 11.     Executive Compensation........................................................................          40
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          40
Item 13.     Certain Relationships and Related Transactions................................................          40

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          41

             Signatures....................................................................................          49

    SUNSOLUTION-REGISTERED TRADEMARK-, SUNDANCE-REGISTERED TRADEMARK-, SUNSCRIPT-REGISTERED TRADEMARK-, SUNRISE CLUB-REGISTERED TRADEMARK-, SUNCARE-REGISTERED TRADEMARK-, SUNFACTORS-REGISTERED TRADEMARK-,
SUNPLUS-REGISTERED TRADEMARK- and CAREERSTAFF UNLIMITED-REGISTERED TRADEMARK-and related names herein are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.

                            ------------------------

    Sun Healthcare Group, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 by (i) deleting its response to Items 1 and 14 contained in its original filing and replacing them with the Items 1 and 14 contained herein and (ii) inserting responses to Items 6, 7 and 8 which were not contained in the original filing.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to herein as "Sun" or the "Company"), is a leading provider of high quality and cost efficient long-term, subacute and related specialty healthcare services in the United States and the United Kingdom. The Company also has operations in Spain, Germany and Australia. The Company operates through four principal business segments: (i) inpatient services (ii) rehabilitation and respiratory therapy services, (iii) pharmaceutical and medical supply services and (iv) international operations. The following describes the Company's business segments and other operations. Financial information for the business segments is set forth in footnote 19--Segment Information in the Company's financial statements included under Item 8 herein.

    INPATIENT SERVICES. At December 31, 1998, Sun owned, leased or managed 397 long-term and subacute care facilities with 44,941 licensed beds in the United States. The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides.

    REHABILITATION AND RESPIRATORY THERAPY SERVICES. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and respiratory therapy through SunCare Respiratory Services, Inc. ("SunCare"). At December 31, 1998, Sun provided therapy services to 1,715 facilities in 46 states, 1,294 of which were operated by nonaffiliated parties and 421 of which were affiliated facilities.

    PHARMACEUTICALS AND MEDICAL SUPPLY SERVICES. The Company provides pharmaceutical services through SunScript Pharmacy Corporation ("SunScript") and medical supplies through SunChoice Medical Supply, Inc. ("SunChoice"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. These services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of December 31, 1998, Sun operated 34 pharmacies and two pharmaceutical billing and consulting centers in the United States, which together provided pharmaceutical products and services to a total of 930 long-term and subacute care facilities in 21 states, 584 of which were nonaffiliated.

    INTERNATIONAL OPERATIONS. Sun is the second largest operator of long-term care facilities in the United Kingdom, operating 155 facilities with 8,705 licensed beds as of December 31, 1998. The Company holds a majority interest in Eurosar, S.A. ("Eurosar"), a privately-owned company that, as of December 31, 1998, operated 10 long-term care facilities in Spain with 1,604 licensed beds. Sun holds 38% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that as of December 31, 1998 operated nine facilities with 616 licensed beds. As of December 31, 1998, Sun also operated five hospitals in Australia with 309 beds. Sun holds a majority interest in Heim Plan-Uternehmensgruppe, an operator of 16 long-term care facilities with 1,135 licensed beds in Germany. Sun also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia.

    OTHER OPERATIONS. The Company is also a nationwide provider of temporary therapy staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides licensed therapists skilled in the areas of physical, occupational and speech therapy, primarily to hospitals and nursing home contract service providers. At December 31, 1998, CareerStaff had 31 division offices providing temporary therapy staffing services in major metropolitan areas and four division offices specializing in placements of temporary traveling therapists in smaller cities and rural areas.

    Through SunBridge, Inc. ("SunBridge"), the Company also operated 31 assisted living facilities with 3,571 beds in the United States as of December 31, 1998. These facilities serve the elderly who do not need the full-time nursing care provided by long-term or subacute care facilities but who do need some assistance with the activities of daily living. The Company has announced that it is planning to divest itself of its assisted living facilities. No agreements have been entered into for the sale of these assets as of April 19, 1999.

    SunSolution, Inc. ("SunSolution") provides ancillary services for a fixed fee to nonaffiliated facilities. SunAlliance Healthcare Services, Inc. provides mobile radiology and laboratory services.

RECENT DEVELOPMENTS

    SIGNIFICANT ACQUISITIONS. On June 30, 1998, a wholly owned subsidiary of the Company merged with Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers in eight states primarily in the southeastern United States. The Company issued approximately
7.6 million shares of its common stock in exchange for all of the outstanding shares of capital stock of RCA and certain redeemable preferred stock. The RCA merger was accounted for as a purchase.

    RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. On June 30, 1998, the Company acquired the remaining 35% of Contour. The Company issued approximately 1.9 million shares of its common stock in exchange for all of the remaining outstanding capital stock of Contour. The Contour acquisition was accounted for as a purchase.

    PROSPECTIVE PAYMENT SYSTEM. In the Balanced Budget Act of 1997 (the "BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA mandates the implementation of a prospective payment system ("PPS") for skilled nursing facilities. PPS became effective for the Company's facilities acquired with RCA on July 1, 1998 and for the Company's remaining facilities on January 1, 1999. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient, to cover all post-hospital extended care routine service costs (i.e., Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate also covers substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. Prior to the implementation of PPS, costs of such services were reimbursed on a "cost-based reimbursement" basis. During the first three years of PPS, payments will generally be based on a blend of facility's historical costs (based on 1995 cost data) and federally established per diem rates. Thereafter, the per diem rates will be based solely on the federally established per diem rates.

    The BBA called for consolidated billing by skilled nursing facilities. Upon implementation payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangements.

    Sun's revenues from its inpatient facilities generally have been and will be significantly and adversely affected by the amount of the federally established per diem rate. The new per diem rate limits the amount of reimbursement the government will pay per patient per day. The per diem reimbursement rate has generally been less than the amount the Company's inpatient facilities received on a daily basis under cost based reimbursement. Moreover, since Sun treats a greater percentage of higher acuity patients than many nursing homes, Sun has also been adversely impacted because the federally established per diem rates for higher acuity patients do not adequately compensate Sun for the additional expenses and risks for caring for such patients. The transition to PPS negatively impacted Sun's earnings for the six months ended December 31, 1998 and is expected to negatively impact earnings at least through the first six months of 1999. It is not clear what the long-term impact of PPS will be on Sun. There can be no assurance that the imposition of PPS will not have a long-term material adverse effect on the results of operations and financial condition of the Company. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's therapy and pharmaceutical services. For instance, the nursing home industry has responded to the lower reimbursement levels under PPS by, among other things, seeking lower acuity residents who need less ancillary services and by providing therapy services in-house, which has resulted in a significant decline in the demand for the Company's therapy services. Prior to the implementation of PPS, Sun's ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, had significantly higher operating margins than the margins associated with Sun's long-term and subacute care facilities and accordingly such services provided more than half of Sun's operating profits. Although the Company has taken and continues to take actions to reduce its costs of providing ancillary services, there can be no assurance that the Company will be able to maintain its prior profit margins on its ancillary services.

    The Company's response to the implementation of PPS included, among other things, the establishment of SunSolution. SunSolution provides ancillary services for a fixed fee to nonaffiliated facilities. As of April 19, 1999, SunSolution had secured fewer contracts with nonaffiliated facilities than projected and the average revenue per contract was significantly less than the Company had projected. There can be no assurance that the Company will develop a market for the SunSolution products and services. In addition, there can be no assurance that the costs of providing the contracted services will be less than the fee received by SunSolution for such services.

    INCREASE IN SURVEY, CERTIFICATION AND ENFORCEMENT ACTIVITIES. In the Summer of 1998, the United States General Accounting Office released a report that was severely critical of the California state agency that inspects nursing homes. Following the release of that report, President Clinton, Secretary of Health and Human Services Donna E. Shalala and several Congressmen called for an enforcement "crackdown" against nursing home regulatory violations. Although the crackdown ostensibly was directed against the state agencies that inspect nursing facilities and enforce federal Medicare and Medicaid certification requirements, the crackdown resulted in a significant increase in the number of inspections, citations of regulatory deficiencies, and regulatory sanctions throughout the United States including terminations from the Medicare and Medicaid Programs, bans on Medicare and Medicaid payment for new admissions, and civil monetary penalties.

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

    While the entire nursing home industry has been subject to the enhanced enforcement policy, the Company believes that the federal government may be focusing particular enforcement attention on large for-profit multifacility providers such as the Company. Such companies operate approximately 30% of the facilities in the industry. The federal government has indicated that it may in the future adopt a policy to subject multifacility providers to enhanced scrutiny and sanctions if any of the provider's facilities is cited for certain "repeat" deficiencies. Given the large number of facilities the Company operates, such a policy could have a material adverse impact on the Company. Although the Company has participated in industry efforts to dissuade the Department of Health and Human Services from adopting such a policy, no assurance can be given that such a policy will not be adopted or, if adopted, that it will not have a material adverse affect on the Company.

    RESTRUCTURING. The Company commenced a comprehensive restructuring in 1998. Through April 9, 1999, the restructuring included the elimination of more than 10,000 positions, primarily rehabilitation therapy employees, through attrition, layoffs and the elimination of vacant positions. The Company also restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. At the same time, the Company decreased the layers of the management structure. The Company also restructured all of its international operations under one subsidiary, Sun Healthcare Group International Corporation. There can be no assurance as to the impact of the restructuring on the Company's financial results and operations.

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

EMPLOYEES

    As of February 20, 1999, the Company had approximately 80,720 full-time and part-time employees. Of this total, there were approximately 53,741 employees at the long-term and subacute care facilities in the United States, 8,588 employees at the long-term care facilities in the United Kingdom, 626 employees at the long-term care facilities in Spain, 422 employees involved in providing long-term care services in Germany, 239 employees involved in providing acute care services in Australia, 7,873 employees involved in providing rehabilitation therapy services in the United States, 168 employees providing rehabilitation therapy services in Canada, 3,264 employees in the pharmaceutical services operations in the United States, 193 employees in foreign pharmaceutical operations, 2,852 employees in the temporary therapy staffing business, 1,158 employees of the respiratory therapy services business, 1,300 employees at the corporate and regional offices in the United States and 296 employees at the corporate and regional offices in the United Kingdom.

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

AVAILABLE LIQUIDITY

    At December 31, 1998, the Company had a working capital deficit of $539.6 million including cash and cash equivalents of $27.5 million, as compared to positive working capital of $307.0 million, including cash and cash equivalents of $21.0 million at December 31, 1997. The 1998 working capital deficit is due to the classification of the Company's Senior Credit Facility as a current liability as a result of the Company's non-compliance with certain financial covenants contained in its Senior Credit Facility. As a result, the lenders ("the Lenders") under the Senior Credit Facility have the right to require repayment of all amounts outstanding under the Senior Credit Facility. The Company does not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility. The Company's liquidity position has been negatively affected by, among other things, the implementation of PPS and negative accounts receivable trends. See "Recent Developments--PPS" and "--Collectability of Certain Accounts Receivable." For the year ended December 31, 1998, net cash used for operations was $45.6 million compared to net cash provided by operations for the year ended December 31, 1997 of $21.7 million. The net cash used for operations in 1998 reflects the significant losses incurred in 1998. In addition, cash flow was negatively impacted by an increase in accounts receivable and inventory expenditures. If the Company's liquidity position continues to decline, the Company may need to seek additional sources of financing, and there can be no assurance that such financing will be available. See "--Compliance with Senior Credit Facility; Borrowing Capacity under Senior Credit Facility" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPLIANCE WITH SENIOR CREDIT FACILITY AND OTHER DEBT INSTRUMENTS; BORROWING
  CAPACITY UNDER SENIOR CREDIT FACILITY

    The Company was not in compliance with certain of the financial covenants contained in its Senior Credit Facility as of December 31, 1998. As a result the Lenders have the right to require repayment of all amounts outstanding under the Senior Credit Facility.

    At April 19, 1999, the Lenders had not demanded repayment of the Senior Credit Facility. The Company is seeking from the Lenders an amendment to the Senior Credit Facility to cure its non-compliance and amend the financial covenants. However, no agreement to waive the 1998 financial covenants violations or amend the future financial covenants has been reached. Under the terms of the Senior Credit Facility, the Company is prohibited from further borrowing on the Senior Credit Facility. Accordingly, the Company will have to fund all operations, capital expenditures, and required debt service from existing cash reserves and future net cash flows from operations, if any.

    The Company is also in non-compliance with the financial covenants related to certain mortgages totaling $31.9 million at December 31, 1998 for four long-term care facilities. As a result, the amounts outstanding are due upon demand and have been reclassified as current liabilities. In addition, the

Company is not in compliance as of December 31, 1998 with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. The Company was also in cross default under lease agreements for 14 of its long-term care facilities in the United States. As a result, the lessors under the master lease agreements have certain rights, including the right to require the Company to relinquish the leased facilities. At April 19, 1999, the mortgage lender and lessors have not exercised their rights under the respective agreements. The Company is in discussions with the mortgage lender and the lessors under the master lease agreements to cure its non-compliance and amend the financial covenants.

    The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred and therefore such borrowings which total $520.9 million are classified as long-term liabilities.

SUBSTANTIAL LEVERAGE; NEED FOR ADDITIONAL FINANCING

    Sun has substantial indebtedness. As of December 31, 1998, Sun had on a consolidated basis approximately $1.6 billion of indebtedness, including capital lease obligations and $745.6 million of indebtedness under the Senior Credit Facility. The Company had approximately $33.8 million of stockholders' equity at December 31, 1998. At December 31, 1998, Sun had outstanding commitments for construction and development costs of approximately $49.3 million in the United States and United Kingdom. In addition, as of December 31, 1998, Sun's existing lease agreements required aggregate annual payments for the years ending December 31, 1998, 1999, 2000, 2001, 2002 and 2003 of $245.2 million, $241.5 million, $229.8 million, $226.4 million and $219.5 million, respectively.

    The degree to which Sun is leveraged could have important consequences to holders of Sun's common stock, including, but not limited to, the following: (i) a substantial portion of Sun's cash flow from operations will be required to be dedicated to debt service and will not be available for other purposes, including acquisitions; (ii) Sun's ability to obtain additional financing in the future could be limited; (iii) certain of Sun's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and (iv) the indentures with respect to the Company's 9 1/2% Senior Subordinated Notes due 2007 and 9 3/8% Senior Subordinated Notes due 2008 and the Company's Senior Credit Facility generally contain financial and restrictive covenants that limit the ability of Sun to, among other things, borrow additional funds, dispose of assets or pay cash dividends. Failure by Sun to comply with such covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on Sun. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that Sun will be successful in raising additional equity or debt financing on terms favorable to the Company, if at all. Moreover, any additional equity raised could be substantially dilutive to the holder's of the Company's Common Stock. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

REDUCED REVENUES RESULTING FROM PROSPECTIVE PAYMENT SYSTEM

    For a description of certain risks related to PPS, see "Recent Developments--PPS."

RISKS ASSOCIATED WITH REIMBURSEMENT PROCESS

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of Medicare and Medicaid balances are settled two to three years following the provision of services, although the Company has from time to time experienced delays in receiving final settlement and reimbursement.

    The Company has also experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1998, the Company recorded negative revenue adjustments totaling approximately $34.7 million primarily for the projected settlement of 1997 facility cost reports which were not settled as of December 31, 1998 and the projected settlement of the 1998 cost reports based on historical information. The Company currently has a number of outstanding cost reports, and there can be no assurance that the settlement of these cost reports will not result in material negative revenue adjustments to the Company. The Company's results of operations would be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects from Changes in Reimbursement."

COLLECTABILITY OF CERTAIN ACCOUNTS RECEIVABLE

    The Company's net accounts receivable increased from approximately $523.2 million at December 31, 1997 to approximately $538.3 million at December 31, 1998. The Company's allowance for doubtful accounts increased from approximately $34.4 million at December 31, 1997 to approximately $79.0 million at December 31, 1998. The Company believes that the implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows affecting the collectibility of amounts due to the Company. Other nonaffiliated ancillary service customers, in preparation for impending transition to PPS have slowed, reduced or stopped payment for service in anticipation of the adverse effect PPS will have on their cash flow. As a result, accounts receivable for nonaffiliated customers has increased, and the Company has increased its provision for doubtful accounts in the fourth quarter. The Company's financial condition and results of operation could be materially adversely affected by the inability to collect its accounts receivable.

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

RISKS RELATED TO INVESTIGATIONS AND LEGAL PROCEEDINGS

    The Company's subsidiaries including, but not limited to, those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. See "--Potential Adverse Impact from Extensive Regulation." As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company's subsidiaries are currently the subject of several such investigations. If any of the Company's subsidiaries is ever found to have engaged in improper practices, it could be subjected to civil, administrative, or criminal fines, penalties or restitutionary relief and reimbursement authorities could also seek the suspension or exclusion of the subsidiary or individuals from participation in their program. From time to time, the existence of regulatory investigations has hindered or prevented the Company from pursuing certain business opportunities. There can be no assurance that the existence of any such investigations will not affect the Company's ability to pursue future business opportunities. See "Recent Developments-- Increase in Survey and Enforcement Activities" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation."

    For a description of certain risks related to legal proceedings, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation."

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

    Medicare and Medicaid antifraud and abuse laws also prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Expressly prohibited are kickbacks, bribes and rebates related to Medicare or Medicaid referrals. Federal laws also provide civil and criminal penalties for any false or fraudulent statements, knowingly made, in any claim for payment under a Federal or state health care program as well as any material omissions in such claims. In addition, certain states have adopted fraud and abuse and false claims laws that prohibit specified business practices. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. See "Recent Developments--Increase in Survey, Certification and Enforcement Activities."

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

RISK OF INTERNATIONAL OPERATIONS; FOREIGN EXCHANGE RISK

    Sun currently conducts business in the United Kingdom, Spain, Germany and Australia. Foreign operations accounted for approximately 5%, 10% and 9% of Sun's total net revenues during the years ended December 31, 1996, 1997 and 1998, respectively, and 17% of Sun's consolidated total assets as of December 31, 1998. Adverse results from Sun's international operations have and continue to negatively affect Sun's financial condition and results of operations. The success of Sun's operations in and expansion into international markets depends on numerous factors, many of which are beyond its control. Such factors include, but are not limited to, economic conditions and healthcare regulatory systems in the foreign countries in which Sun operates. In addition, international operations and expansion may increase Sun's exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, currency fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards and political risks. Sun's financial condition and results of operations are also subject to foreign exchange risk.

RISKS RELATED TO YEAR 2000 DATE CHANGE

    For a description of certain risks related to the Year 2000 date change, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

INCREASED LABOR COSTS AND AVAILABILITY OF PERSONNEL

    In recent years Sun has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and increased staffing levels in its long-term and subacute care facilities due to greater patient acuity. Since under PPS and fee schedules reimbursement is no longer on a "pass-through" basis, increases in labor costs will no longer result in increases in reimbursement rates. In addition, Sun's ability to hire and retain qualified employees may be affected by, among other things, the wage freeze implemented in January 1999 that is applicable to the majority of Sun's employees and the perceived uncertainty about Sun's financial performance. There can be no assurance that in the future Sun will be able to continue to hire and retain a sufficient number of qualified personnel to operate the Company effectively. See "Business--Employees."

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

VOLATILITY OF STOCK PRICE

    There has in the past been significant volatility, and more recently a significant decline, in the market prices of securities of the Company and many other publicly-owned long-term care companies. In particular, the market price of Sun's common stock has in the past been subject to heightened volatility resulting from, among other things, announcements of operating results and uncertainties regarding certain Medicare reimbursement policies and government investigations of Sun. Sun believes factors such as, but not limited to, legislative and regulatory developments, continuing uncertainties regarding certain Medicare reimbursement policies and government investigations of Sun and quarterly variations in financial results could cause the market price of Sun's common stock to fluctuate substantially. See "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2. PROPERTIES

    Previously filed in Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "SHG." The following table shows the high and low sales prices for the common stock as reported by the NYSE for the periods indicated:

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
1997
  First Quarter................................................................................  $   16.25  $   12.75
  Second Quarter...............................................................................      20.81      13.88
  Third Quarter................................................................................      23.44      19.63
  Fourth Quarter...............................................................................      22.94      17.25
1998
  First Quarter................................................................................  $   20.13  $   18.13
  Second Quarter...............................................................................      19.25      14.63
  Third Quarter................................................................................      17.69       6.50
  Fourth Quarter...............................................................................       7.75       4.88

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

ITEM 6. SELECTED FINANCIAL DATA

    The following Selected Consolidated Financial Data for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 have been derived from the Company's Consolidated Financial Statements. The financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and related notes thereto.

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                               1998(1)       1997(2)       1996(3)      1995(4)(5)     1994(4)
                                             ------------  ------------  ------------  ------------  ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenues.........................  $  3,088,460  $  2,010,820  $  1,316,308  $  1,135,508  $    673,354
Earnings before income taxes and
  extraordinary loss.......................      (689,842)       95,882        52,466        12,794        36,807
Earnings (losses) before extraordinary
  loss.....................................      (743,419)       54,729        21,536       (20,568)       19,561
Extraordinary loss.........................        10,274        19,928            --         3,413            --
    Net earnings (losses)..................  $   (753,693) $     34,801  $     21,536  $    (23,981) $     19,561

Net earnings (losses) per common and common
  equivalent share (6):
  Net earnings (losses) before
    extraordinary loss:
    Basic..................................  $     (14.29) $       1.18  $       0.46  $      (0.43) $       0.63
    Diluted................................  $     (14.29) $       1.12  $       0.46  $      (0.43) $       0.61
Net earning (losses):
      Basic................................  $     (14.49) $       0.75  $       0.46  $      (0.51) $       0.63
      Diluted..............................  $     (14.49) $       0.74  $       0.46  $      (0.51) $       0.61

Weighted Average number of common and
  common equivalent shares:
    Basic..................................        52,008        46,329        46,360        47,419        31,038
    Diluted................................        52,008        51,851        46,868        47,419        31,830

Working Capital (Deficit)..................  $   (539,636) $    307,025  $    211,582  $    237,147  $    197,150
Total Assets...............................  $  2,468,038     2,579,236     1,229,426     1,042,503     1,054,223
Long term debt, net of current portion.....       705,653     1,488,861       458,453       348,460       398,534
Stockholder's equity.......................        33,759       617,053       572,137       569,042       550,449

(1) Results for the year ended December 31, 1998, include a non-cash charge of $397.4 million related to the Company's estimate of goodwill and other asset impairment (see Note 6, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE, in the Company's Consolidated Financial Statements), a non-cash charge of $206.2 million due to the termination of certain facility lease agreements, the sale of certain other facilities, and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see Note 6, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE, in the Company's Consolidated Financial Statements), a $22.5 million charge for legal and regulatory matters, a $4.6 million charge for restructuring cost in order to more closely align the Company's inpatient, rehabilitation and respiratory therapy, and pharmaceutical and medical supplies segments (see Note 5, RESTRUCTURING COSTS, in the Company's Consolidated Financial Statements), and incurred an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million, to permanently pay-down $300 million of the term loan portion of the Company's senior credit facility in addition to the $3.7 million to retire $5.0 million of the Contour convertible debentures purchased by the Company.

(2) Results for the year ended December 31, 1997, include a charge of $7.0 million recognized by the Company in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $17.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency's 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's senior credit facility.

(3) Results for the year ended December 31, 1996, include a $24.0 million charge recognized by the Company to settle certain of the lawsuits brought by shareholders and, as a reduction of this settlement charge, $9.0 million, which was received from the Company's director and officer liability insurance carrier in connection with the settlement (see Note 16 to the Consolidated Financial Statements). In addition, in 1996, the Company recorded additional expenses of $4.3 million related to monitoring and responding to the investigation by the United States Department of Health and Human Services Office of the Inspector General ("OIG") and to responding to the remaining shareholder litigation related to the announcement of the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder matters.

(4) Results for the year ended December 31, 1995 and prior years represent pro forma amount to include pro forma taxes of CareerStaff and Golden Care prior to their conversions to be taxed as C corporations, which occurred in June 1994 and May 1995, respectively.

(5) Results for the year ended December 31, 1995, include a charge of $3.3 million in connection with the payment of an inducement fee to affect the conversion in January 1995 of $39.4 million of the 6 1/2% Convertible Subordinated Debentures and an extraordinary charge of $3.4 million, net of the related income tax benefit, in connection with the tender offer of the 11 3/4 Senior Subordinated Notes. Also included in the results of operations for the year ended December 31, 1995 is $5.8 million of transaction-related merger costs incurred in connection with the merger of the Company with CareerStaff (a temporary therapy staffing provider) and GoldenCare (a respiratory therapy provider), a $59.0 million impairment loss recorded by the Company which primarily relates to goodwill associated with six of the forty facilities acquired in conjunction with the Mediplex acquisition in 1994, $4.0 million related to averting a strike and negotiating new contracts for certain unionized nursing home employees in Connecticut, and a charge of $5.5 million related to monitoring and responding to the investigation by the OIG and legal fees resulting from the shareholder litigation.

(6) See Note 1 (o), NET EARNINGS (LOSSES) PER SHARE, in the Company's Consolidated Financial Statements for the year ended December 31, 1994 for net earnings (losses) per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to as "Sun" or the "Company"), is a leading provider of high quality and cost efficient long-term, subacute and related specialty healthcare services in the United States and the United Kingdom. The Company also has operations in Spain, Germany and Australia. The Company operates through four principal business segments:

        INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licenses practical nurses and certified nursing assistants. At December 31, 1998, the Company operated 397 inpatient facilities with 44,941 licensed beds compared to 321 facilities with 36,655 licensed beds at December 31, 1997.

    Included in the preceding are 41 facilities with 3,705 licensed beds which the Company has announced its intention to divest or not renew leases on certain facilities. During the year ended December 31, 1998, the Company acquired on a net basis, 76 facilities with 8,286 licensed beds including 75 facilities acquired in connection with RCA. During 1997, in addition to 111 facilities with 11,346 licensed beds acquired in connection with Regency, Sun acquired a net 50 facilities with 5,988 licensed beds. At December 31, 1996, the Company operated 160 facilities with 19,321 licensed beds.

        REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy services to affiliated and nonaffiliated skilled nursing facilities. As of December 31, 1998 the Company's rehabilitation and respiratory therapy services segment provided services to 1,715 facilities in 46 states, 1,294 of which were operated by nonaffiliated parties compared to 1,565 facilities as of December 31, 1997, 1,278 of which were nonaffiliated.

        PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and sub-acute care facilities. The Company's pharmaceutical subsidiary provided pharmaceutical products and services to 930 long term and sub-acute care facilities, including 584 nonaffiliated facilities, as of December 31, 1998 through its 34 pharmacies and two pharmaceutical billing and consulting centers. At December 31, 1997 pharmaceutical products and services were provided to approximately 801 facilities including 546 nonaffiliated facilities. The Company's medical supply subsidiary provided products to over 2,100 affiliated and nonaffiliated facilities as of December 31, 1998.

        INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain and Germany as well as acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia. At December 31, 1998, the Company operated 155 inpatient facilities with 8,705 licensed beds in the United Kingdom; 10 inpatient facilities with 1,604 beds in Spain; 16 facilities with 1,135 licensed beds in Germany and five hospitals with 309 licensed beds in Australia compared to 137 facilities with 7,837 licensed beds in the United Kingdom; eight facilities with 1,320 licensed beds in Spain; 11 facilities with 930 licensed beds in Germany; and six hospitals with 353 licensed beds in Australia as of December 31, 1997. During 1998, the Company acquired or opened 18 facilities with 868 licensed beds in the United Kingdom. During 1997, in addition to Ashbourne, the Company acquired nine facilities in the United Kingdom, resulting in a total increase of 476 licensed beds. Also in 1997, the Company developed and opened nine facilities in the United Kingdom with 604 licensed beds. The Company also acquired 30% of the equity in Alpha Healthcare Limited, an operator of ten acute care facilities in Australia in 1997.

        The Company's international operations also include outpatient therapy service operations in Canada. The Company sold certain of these operations in 1998 and completed the sale of remaining operations in the first quarter of 1999.

        OTHER OPERATIONS

        The Company's other operations include temporary therapy services, assisted living services, home health and hospice, software development and other ancillary services. The Company's temporary therapy service operations provided approximately 2.4 million temporary therapy staffing hours to nonaffiliates in 1998 compared to 2.8 million hours in 1997. The assisted living subsidiary operated 31 assisted living facilities with 3,571 beds in the United States as of December 31, 1998. The

    Company has announced that it is planning to divest itself of its assisted living facilities. No agreements have been entered into for the sale of these assets as of April 19, 1999.

    On June 30, 1998, a wholly owned subsidiary of the Company merged with Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers in eight states primarily in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The Company also acquired the remaining 35% of Contour on June 30, 1998. Both the RCA merger and the Contour acquisition were accounted for as purchases.

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

    The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, use of its long-term and subacute care operations as a base for expansion of certain its ancillary services, provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical and medical supply services, have had significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities and accordingly have historically provided more than half of the Company's operating profits. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and subacute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The higher operating margins from the provision of ancillary services have been primarily attributable to favorable reimbursement rates under the Medicare reimbursement system. However, effective July 1, 1998, Medicare began a four year phase in of a prospective payment system ("PPS") for Part A patients which will provide reimbursement of all costs including ancillary service and capital-related costs at a fixed fee. A small percentage of the long-term and subacute care industry transitioned to PPS on July 1, 1998, including the Company's facilities that were acquired in the RCA Acqusition. The vast majority of the industry transitioned to PPS on January 1, 1999. The Company's average per diem rates under PPS are less than the amounts received under cost based reimbursement. The Company's RCA facilities results were negatively impacted by the implementation of PPS. The implementation of PPS at the Company's remaining facilities resulted in a significant decline in Medicare revenues. In addition, as a result of the industry-wide reductions in Medicare reimbursement, it is expected that the Company's nonaffiliated ancillary service customers will significantly reduce their usage of such services. In the fourth quarter of 1998, the Company experienced a significant and rapid decline in the demand for its ancillary services as its nonaffiliated customers prepared for the implementation of PPS. See "Effects from Changes in Reimbursement."

    The following table sets forth certain operating data for the Company as of the dates indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
Inpatient Services:
  Facilities                                                   397        321        160
  Licensed beds                                             44,941     36,655     19,321

Rehabilitation and Respiratory Therapy Service
  Operations:
  Nonaffiliated facilities served                            1,294      1,278        759
  Affiliated facilities served                                 421        287        152
                                                         ---------  ---------  ---------
      Total                                                  1,715      1,565        911
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
Pharmaceutical and Medical Supply Services:
  Nonaffiliated facilities served                              584        546        325
  Affiliated facilities served                                 346        255        112
                                                         ---------  ---------  ---------
      Total                                                    930        801        437
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
International Operations:
  Facilities
    United Kingdom                                             155        137         75
    Other foreign                                               31         25         --
                                                         ---------  ---------  ---------
      Total                                                    186        162         75
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
  Licensed beds
    United Kingdom                                           8,705      7,837      3,420
    Other foreign                                            3,048      2,611         --
                                                         ---------  ---------  ---------
      Total                                                 11,753     10,448      3,420
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

RESULTS OF OPERATIONS

    The following table sets forth the amount and percentages of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Inpatient Services......................................................  $  2,045,270  $  1,249,861  $    833,116
Rehabilitation and Respiratory Therapy Services.........................       678,803       466,358       324,336
Pharmaceutical and Medical Supply Services..............................       254,455       157,336        91,072
International Operations................................................       285,267       198,155        61,337
Other Operations........................................................       283,326       165,906       267,965
Corporate...............................................................            --            --            --
Intersegment eliminations...............................................      (458,661)     (226,796)     (261,518)
                                                                          ------------  ------------  ------------
    Total net revenues..................................................  $  3,088,460  $  2,010,820  $  1,316,308
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were $344.1 million, $180.3 million and $116.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were $78.9 million, $32.6 million and $20.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were $35.6 million, $13.8 million and $124.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    The following table sets forth the amount and percentage of net segment earnings (losses) for the periods presented (dollars in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Inpatient Services.........................................................  $    26,738  $    69,350  $    19,794
Rehabilitation and Respiratory Therapy Services............................      210,630      146,687       94,342
Pharmaceutical and Medical Supply Services.................................       11,072       18,558       12,362
International Operations...................................................      (18,368)      (7,508)       2,422
Other Operations...........................................................       (9,495)       9,343       10,281
                                                                             -----------  -----------  -----------
Earnings (losses) before income taxes corporate allocation of interest and
  management fees..........................................................      220,577      236,430      139,201
Corporate..................................................................     (255,688)    (133,548)     (67,485)
Intersegment Eliminations..................................................       (7,857)          --           --
                                                                             -----------  -----------  -----------
  Net Segment Earnings (losses)............................................  $   (42,968) $   102,882  $    71,716
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Corporate expenses include amounts for interest and corporate general and overhead expenses. The Company allocates these to its segments through management fees and intercompany interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon average net asset balances at rates determined by management, and is intended to be consistent with the rates incurred under the Company's Senior Credit Facility.

    The following discussion of the "Year Ended December 31, 1998 compared to the Year Ended December 31, 1997" is based on the financial information presented in footnote 19 of the Consolidated Financial Statements--Segment Information.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

INPATIENT SERVICES

    Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $795.4 million from $1.25 billion for the year ended December 31, 1997 to $2.04 billion for the year ended December 31, 1998, a 63.6% increase. Net revenues were negatively impacted in 1998 and 1997 by certain changes in accounting estimates for third party settlements (See--Effects from Changes in Reimbursement and Note 1 to the consolidated Financial Statements for information regarding the Company's revenue recognition policy). In the fourth quarter of 1998, the Company recorded negative revenue adjustments totaling approximately $33.3 million primarily for the projected settlement of 1997 facility cost reports which were not final settled as of December 31, 1998 and the projected settlement of the 1998 cost reports based on historical information. The $33.3 million negative revenue adjustments represent approximately 3.8% of total Medicare revenues. In the fourth quarter of 1997, the Company recorded negative revenue adjustments totaling approximately $15 million resulting from changes in accounting estimates of amounts realizable from third party payors.

    Approximately $413.7 million of the net revenue increase is attributed to 111 leased or owned facilities acquired from Regency in October 1997, approximately $124.9 million of the increase resulted from the acquisition of 75 facilities from RCA in June 1998 and approximately $216.8 million of the increase resulted from an additional 61 facilities acquired or opened at various times since December 31, 1996. The remaining net revenue increase of $40.0 million, after giving effect to a decrease in net revenues of approximately $15.9 million relating to six facilities sold during 1998 and four facilities sold during 1997, is primarily attributable to an increase in revenue per patient day and an increase in occupancy levels since December 31, 1997 on a same facility basis for the 160, net leased or owned facilities in operation for all of 1997 and 1998. The increase in revenue per patient day was primarily a result of payor rate increases and the expansion of the Company's subacute services.

    Operating expenses, which include rent expense of $217.8 million and $122.9 million for the year ended December 31, 1998 and 1997, respectively, increased 69.9% from $1.13 billion for the year ended December 31, 1997 to $1.92 billion for the year ended December 31, 1998. The increase resulted primarily from the net increase of 237 leased or owned facilities acquired at various times since December 31, 1996. Operating expenses as a percentage of net revenues increased from 90.7% for the year ended December 31, 1997 to 93.9% for the year ended December 31, 1998. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's RCA facilities effective July 1, 1998 and the effect of the negative revenue adjustments discussed above for which there was not a corresponding reduction in operating expenses. In addition, operating expenses were negatively impacted by state-mandated changes in Regency workers' compensation self-insurance reserves, primarily related to preacquisition periods and increases in rent expense for therapy and computer equipment rentals. On January 1, 1999, the Company's non-RCA facilities transitioned to PPS. It is expected that these facilities revenues and operating margins will be significantly and adversely affected by the rates under PPS.

    Corporate general and administrative expenses, which include regional costs, related to the supervision of operations, increased 125.2% from $15.1 million for the year ended December 31, 1997 to $34.0 million for the year ended December 31, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 1.2% for the year ended December 31, 1997 to 1.7% for the year ended December 31, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Inpatient Service segment's corporate and regional infrastructure to support newly acquired operations including the acquisition of Regency and RCA.

    Provision for losses on accounts receivable increased 214.0% from $5.0 million for the year ended December 31, 1997 to $15.7 million for the year ended December 31, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the year ended December 31, 1997 to 0.8% for the year ended December 31, 1998. The change was primarily due to increased aging of certain accounts receivable.

    Depreciation and amortization increased 82.3% from $22.6 million for the year ended December 31, 1997 to $41.2 million for the year ended December 31, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 1.8% for the year December 31, 1997 to 2.0% for the year ended December 31, 1998, respectively. The increase is primarily a result of amortization of goodwill recorded in connection with the acquisitions of Regency in October 1997 and RCA in June 1998.

    Net interest expense increased 56.1% from $4.1 million for the year ended December 31, 1997 to $6.4 million for the year ended December 31, 1998. As a percentage of net revenues, interest expense remained consistent at .3% for the years ended December 31, 1997 and 1998, respectively. The increase is primarily a result of facility debt assumed in the RCA acquisition.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

    Net revenues from rehabilitation and respiratory therapy services increased 45.6% from $466.4 million for the year ended December 31, 1997 to $678.8 for the year ended December 31, 1998. Revenues from services provided to affiliated facilities increased from $180.3 million for the year ended December 31, 1997 to $344.1 million for the year ended December 31, 1998, an increase of 90.8%. This increase is a result of the net 237 inpatient facilities acquired or opened at various times since December 31, 1996. Revenues from services provided to nonaffiliated facilities increased approximately $48.5 million, or 16.9%, from $286.1 million for the year ended December 31, 1997 to $334.6 million for the year ended December 31, 1998. Nonaffiliated facilities served increased 1.3% from 1,278 in 1997 to 1,294 in 1998. In the fourth quarter of 1998, revenues from nonaffiliated facilities decreased significantly from $93.6 million in 1997 to $63.9 million in 1998, an 31.7% decrease. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services. This trend is expected to continue into 1999 for both affiliated and non-affiliated business as the majority of the long-term care industry transitions to PPS.

    In addition to the decline in demand for the Company's therapy services, market rates for these services declined significantly in the fourth quarter of 1998 and the first quarter of 1999. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS (see "Effects of Changes in Reimbursement").

    Operating expenses increased 40.0% from $306.2 million for the year ended December 31, 1997 to $428.8 million for the year ended December 31, 1998. The increase resulted primarily from the increase in the number of facilities served from 1,565 to 1,715 for the years ended December 31, 1998 and 1997, respectively. Operating expenses as a percentage of total segment revenue decreased from 65.7% for the year ended December 31, 1997 to 63.2% for the year ended December 31, 1998.

    Provision for losses on accounts receivable increased 215.0% from $9.4 million for the year ended December 31, 1997 to $29.6 million for the year ended December 31, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 2.0% for the year ended December 31, 1997 to 4.4% for the year ended December 31, 1998. Approximately $11.7 million of this increase was recognized in connection with the financial deterioration of a major customer in the fourth quarter of 1997. The remaining increase is a result of additional reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company. Other nonaffiliated customers, in preparation for the impending transition to PPS have slowed, reduced or stopped payment for service in anticipation of the adverse effect PPS will have on their cash flow.

    Depreciation and amortization increased 131.0% from $4.2 million for the year ended December 31, 1997 to $9.7 million for the year ended December 31, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 0.9% for the year December 31, 1997 to 1.4% for the year ended December 31, 1998, respectively. The increase is primarily a result of the expansion of the Company's respiratory therapy and therapy equipment manufacturing businesses in 1998, as well as amortization of goodwill recorded in connection with the acquisition of Regency's therapy subsidiary in October 1997.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

    Net revenues from pharmaceutical and medical supply services increased 61.7% from $157.3 million for the year ended December 31, 1997 to $254.5 for the year ended December 31, 1998. Approximately $28.5 million of this increase is a result of the company's medical supply operations acquired in connection with the RCA and Contour mergers in June 1998. Approximately $51.9 million is a result of the addition of 10 pharmacies and related affiliated contracts acquired from Regency. The remaining increase is a result of four pharmacies opened or acquired in 1998.

    Operating expenses increased 65.5% from $134.2 million for the year ended December 31, 1997 to $222.1 million for the year ended December 31, 1998. Operating expenses as a percentage of revenue increased from 85.3% for the year ended December 31, 1997 to 87.3% for the year ended December 31, 1998. This increase is primarily a result of the acquisition of Contour, which has higher operating costs than the company's pharmacy services operation. Excluding Contour, operating expenses as a percentage of revenue remained constant at approximately 85.2%.

    Provision for losses on accounts receivable increased 827.3% from $1.1 million for the year ended December 31, 1997 to $10.2 million for the year ended December 31, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.7% for the year ended December 31, 1997 to 4.0% for the year ended December 31, 1998. This increase is a result of the effect PPS has had on nonaffiliated customers' cash flow (as discussed above under Rehabilitation and Respiratory

Therapy Services). In addition, the Company recorded additional reserves for its Medicare Part B billing operations related to increased aging of accounts receivable.

    Depreciation and amortization increased 227.3% from $3.3 million for the year ended December 31, 1997 to $10.8 million for the year ended December 31, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 2.1% for the year December 31, 1997 to 4.2% for the year ended December 31, 1998, respectively. The increase is primarily a result of the amortization of goodwill recorded in connection with the acquisition of Regency's pharmacy operation in October 1997 and the RCA and Contour acquisitions in June 1998.

INTERNATIONAL OPERATIONS

    Revenues from international operations increased $87.1 million, or 44.0%, from approximately $198.2 million for the year ended December 31, 1997 to $285.3 million for the year ended December 31, 1998. Approximately $43.4 million of this increase is a result of acquisitions in late 1997 and 1998 in Germany and Australia. An additional $44.5 million of this increase was provided by U.K. inpatient services whose net revenues increased from $168.3 million for the year ended December 31, 1997 to $212.8 million for the year ended December 31, 1998. The increase in U.K. revenues is due to the addition of 18 facilities during 1998 as well as an increase in occupancy rates from 77.6% in 1997 to 80.3% in 1998.

    Operating expenses, which include rent expense of $14.7 million and $31.2 million for the years ended December 31, 1997 and 1998, respectively, increased approximately 53.3% from $163.6 million for the year ended December 31, 1997 to $250.8 million for the year ended December 31, 1998. As a percentage of revenues, operating expenses increased from 82.6% in 1997 to 87.9% in 1998. In addition to increased operating costs associated with acquisitions in new international markets, operating costs in the United Kingdom were impacted by increased temporary staffing costs due to a nursing shortage. Increases in rent expense are primarily a result of expansion into new international markets and the sale-leaseback of 32 facilities completed October 1998.

    Depreciation and amortization for international operations increased $3.8 million from $15.5 million for the year ended December 31, 1997 to $19.3 million for the year ended December 31, 1998. Approximately $2.4 million of this increase is directly attributed to acquisitions in late 1997 and 1998 in Germany and Australia.

OTHER NONREPORTABLE SEGMENTS AND CORPORATE GENERAL AND ADMINISTRATIVE
  DEPARTMENTS

    Nonreportable segments include temporary therapy staffing, home health, software development and other ancillary services. Revenues from other nonreportable segments increased 70.6% from $165.9 million for the year ended December 31, 1997 to $283.1 million for the year ended December 31, 1998. Operating expenses increased 76.4% from $148.1 million for the year ended December 31, 1997 to $261.3 for the year ended December 31, 1998. Operating expenses as a percentage of revenues were 89.3% and 92.2% for the years ended December 31, 1997 and 1998, respectively. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses relates primarily to acquisitions in the Company's home health, disease state management, laboratory and radiology subsidiaries. Operating results were negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Sun Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000. In addition, the Company's temporary therapy staffing business' results were adversely affected by the long term care industry's transition to PPS. Nonaffiliated revenues declined 73.8% in the fourth quarter of 1998 as compared to the same period in 1997. This trend is expected to continue in 1999.

    Corporate general and administrative costs not directly attributed to segments increased 93.8% from $71.1 million for the year ended December 31, 1997 to $137.8 million at December 31, 1998. As a percentage of consolidated net revenues of $3.1 billion and $2.0 billion for the years ended December 31, 1998 and 1997, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.5% to 4.5%. This increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including Regency and RCA, as well as implementation of new business strategies.

    Net interest expense not directly attributed to segments increased 95.7% from $53.8 million for the year ended December 31, 1997 to $105.3 million for the year ended December 31, 1998. As a percentage of consolidated net revenues, interest expense increased from 2.7% for the year ended December 31, 1997 to 3.4% for the year ended December 31, 1998. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of $250 million of 9 1/2% Notes in July 1997 and the Company's issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the previous credit facility that was retired in October 1997, (iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1997 and 1998 and (iv) offset partially by the Company's hedging strategy (see "Liquidity and Capital Resources").

OTHER SPECIAL AND NON-RECURRING CHARGES

Impairment of Goodwill and Other Long-lived Assets

    The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business segment. The assets are considered to be impaired when the expected future cash flows of the inpatient facilities or other business segment divisions do not exceed the carrying balances of the goodwill or other long-lived assets. Accordingly, the Company recorded a non-cash impairment charge of $397.4 million related to the Company's estimate of goodwill and other asset impairment. The charge included approximately $293.1 million related to 147 of its inpatient facilities segment, $41.0 million related to its rehabilitation and respiratory therapy services segment. $36.7 million related to the certain inpatient facilities in the United Kingdom, and $3.0 million related to two pharmacies in its pharmaceutical and medical supply services segment and approximately $23.6 million related to other operations.

    The significant write-down of goodwill resulted from the decline in the level of Medicare reimbursement and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medial supply services due to the industry changes mandated by PPS (see "Effects of Changes to Reimbursement"). Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition (most of which were acquired in conjunction with Ashbourne).

Loss on Sale of Assets

    The Company recorded a non-cash charge of approximately $206.2 million due to the termination of certain facility lease agreements, the sale of certain other facilities, and to reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. These non-core assets include assisted living facilities, rehabilitation hospitals, and other non-core operations, which are all considered assets held for sale including approximately $11.6 million to further reduce the carrying value of its Canadian operations.

    In 1997, the Company recorded a charge totalling $7.0 million in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell.

Legal and Regulatory Matters

    The Company recorded charges for litigation and investigation costs of approximately $22.5 million for the year ended December 31, 1998 for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes (i) approximately $8.0 million for the settlement of a shareholder suit related to the Company's acquisition of SunCare in 1995 (see "Litigation"); (ii) approximately $8.2 million for estimated costs to resolve the investigation by the Connecticut Department of Social Services ("DSS") (see "Regulation"); and (iii) approximately $5.5 million provided for certain monetary penalties (see "Regulation") and general legal costs of its inpatient services segment.

Restructuring Costs

    In response to the industry changes mandated by PPS the Company recorded a charge of approximately $4.6 million predominately related to restructuring its operations in order to more closely align the inpatient services, rehabilitation and respiratory therapy services, and pharmaceutical and medical supply services divisions. The restructuring plan includes termination of 2,700, or 6.0%, of its inpatient facilities employees; 4,600, or 36%, of its rehabilitation and respiratory therapy employees; and 190, or 13%, of its corporate employees.

Extraordinary Loss

    In 1998, the Company recorded an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss of $14.0 million relates to permanent pay-down of $300 million of the term loan portion of the Company's credit facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company.

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

CONSOLIDATED RESULTS OF OPERATIONS

    Income tax expense for the year ended December 31, 1998 was $53.5 million compared to $41.2 million for the year ended December 31, 1997. In 1998, the Company increased its valuation allowance by $115.5 million for deferred tax assets which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1998 the Company established a valuation allowance of $12.5 million for U.K. deferred tax assets, which may not be realizable. In addition, the Company's effective tax rate for 1998 was unfavorably impacted by the significant loss incurred and the resulting disproportionate effect of non-deductible items such as goodwill amortization. Excluding the above increases in valuation allowances, the resulting tax benefit is 10.8% of the consolidated net loss before income taxes and extraordinary loss compared to an effective tax rate of 47.1% in 1997.

    The net loss for the year ended December 31, 1998 was $753.7 million compared to net earnings of $34.8 million for the year ended December 31, 1997. The net loss before extraordinary loss for the year ended December 31, 1998 was $743.4 million compared to net earnings of $54.7 million for the year ended December 31, 1997. Before considering the impairment loss, loss on sale of assets, the software development costs, legal and regulatory costs, the restructuring costs and the extraordinary loss, the loss before income taxes for the year ended 1998 was $59.1 million compared to earnings before income taxes and extraordinary loss of $102.8 million in 1997. The loss in 1998 was due to the negative revenue adjustments for changes in estimates for third party settlements; the increased reserves for self-insured workers compensation claims, the increased allowance for doubtful accounts and the implementation of PPS and its resulting adverse impact on the demand for ancillary services.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    THIS DISCUSSION WAS PREPARED PRIOR TO THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131--DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("FAS 131"). CERTAIN BUSINESSES, WHICH ARE CLASSIFIED AS OTHER NON-REPORTABLE SEGMENTS UNDER FAS 131 WERE CLASSIFIED AS PART OF LONG-TERM AND SUBACUTE SERVICES, THERAPY SERVICES OR PHARMACEUTICAL SERVICES FOR PURPOSES OF THIS DISCUSSION, THE EFFECT OF WHICH IS IMMATERIAL.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had a working capital deficit of $539.6 million including cash and cash equivalents of $27.5 million, as compared to positive working capital of $307.0 million, including cash and cash equivalents of $21.0 million at December 31, 1997. The 1998 working capital deficit is due to the classification of outstanding borrowings under the Company's Senior Credit Facility, $745.6 million at December 31, 1998, as a current liability as a result of the Company's non-compliance with certain financial covenants contained in its Senior Credit Facility. As a result, the lenders ("the Lenders") under the Senior Credit Facility have the right to require repayment of all amounts outstanding under the Senior Credit Facility. Without classification of the amounts under the Senior Credit Facility as current, the Company would have positive working capital of $192.1 million. The Company does not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility at April 19, 1999.

    At April 19, 1999, the Lenders had not demanded repayment of the Senior Credit Facility. The Company is seeking from the Lenders an amendment to the Senior Credit Facility to cure its non-compliance and amend the financial covenants. However, no agreement to waive the 1998 financial covenants violations or amend the future financial covenants has been reached. Under the terms of the Senior Credit Facility, the Company is prohibited from further borrowing on the Senior Credit Facility. Accordingly, the Company will have to fund all operations, capital expenditures, and regularly scheduled debt service from existing cash reserves and future net cash flows from operations, if any.

    The Company is also in non-compliance with the financial covenants related to certain mortgages totaling $31.9 million at December 31, 1998 for four long-term care facilities. As a result, the amounts outstanding are due upon demand and have been reclassified as current liabilities. In addition, the Company is not in compliance as of December 31, 1998 with certain financial covenants contained in certain lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. The Company was also in cross default for 14 of its long-term care facilities in the United States. As a result, the lessors under the lease agreements have certain rights, including the right to require the Company to relinquish the leased facilities. As of April 19, 1999, the mortgage lender and lessors had not exercised their rights under the respective agreements. The Company is in discussions with the mortgage lender and the lessors under the master lease agreements to cure its non-compliance and amend the financial covenants.

    The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred as of April 19, 1999; therefore, such borrowings which total $520.9 million are classified as long-term liabilities. The specific default events which could trigger the acceleration of payment provisions in certain debt arrangements are detailed in Note 7 of the Company's consolidated financial statements.

    For the year ended December 31, 1998, net cash used for operations was $45.6 million compared to net cash provided by operations for the year ended December 31, 1997 of $21.7 million. The net cash used for operations in 1998 reflects the significant losses incurred (as discussed in "Results of Operations" above). In addition, cash flow was negatively impacted by an increase in accounts receivable and inventory expenditures.

    The Company's accounts receivable have increased since December 31, 1997. Accounts receivable increased in part because of the growth in the Company's inpatient, therapy and pharmaceutical services businesses since December 31, 1997. RCA and Contour represent $91.4 million of the gross increase. The implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows thereby adversely affecting the collectibility of amounts due to the Company. Other nonaffiliated ancillary service customers, in preparation for the impending transition to PPS, have slowed, reduced or stopped payment for service in anticipation of the adverse effect PPS would have on their cash flow. As a result, accounts receivable for nonaffiliated customers has increased, and the Company has increased its provision for doubtful accounts in the fourth quarter. Also, accounts receivable for therapy services have also increased in part because the ability of nonaffiliated facilities to provide timely payment has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due, in part, to the fiscal intermediaries conducting reviews of facilities' therapy claims.

    Other significant operating uses of cash for the year ended December 31, 1998 were $143.8 million for net interest payments and $23.9 million for income taxes.

    The Company believes that its existing cash reserves ($67.8 million at April 19, 1999) and the successful execution of its operational and financial recovery plan will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service throughout fiscal 1999. The projected cash balance during 1999 would not be adequate if the Company were required to repay the balance outstanding under the Senior Credit Facility or certain Mortgage Notes. No assurance can be given that the Company will have sufficient cash for operations, capital expenditures and regularly scheduled debt service throughout fiscal 1999. Further, no assurance can be given that the Company will be successful in negotiating waivers and amendments to the Senior Credit Facility and certain Mortgage Notes or that the Company will be able to meet any amended financial covenants prospectively. If the Company is unable to generate sufficient cash flow from its operations or successfully renegotiate an amendment of the Senior Credit Facility, it would explore a variety of other options, including but not limited to other sources of financing, additional asset dispositions, or relief under the United States Bankruptcy code.

    In response to the significant losses experienced in the fourth quarter of 1998, the Company has developed an operational and financial recovery plan that is intended to restore the Company's profitability in the new operating environment under PPS, although no assurance can be given that the plan will be successful. The Company's four-part recovery plan is as follows:

    --COMPANY-WIDE REDUCTIONS IN OPERATING EXPENSES. During the fourth quarter of 1998 and the first quarter of 1999, Sun initiated company-wide reductions in operating expenses. The Company's cost cutting initiatives together with previous reductions achieved during 1998, are designed to reduce costs by approximately $400 million on an annual basis. The savings are being achieved primarily through the elimination of more than 10,000 positions in 1998 and early 1999, and the consolidation or elimination of regional and divisional operating units including the closing of 70 offices in 1998 and early 1999. On January 1, 1999, management also instituted a company-wide wage freeze and a reduction in certain personnel benefits packages.

    --THE DIVESTITURE OF NON-CORE ASSETS AND THE REDUCTION OF OUTSTANDING
DEBT. The Company has targeted for sale several non-core assets to provide for the reduction of the Company's debt.

    --NEW OPERATING STRATEGIES AND EFFICIENCIES FOR THE DELIVERY OF INPATIENT AND THERAPY SERVICES. In response to the impact of PPS and the significant decline in the demand for therapy services, the Company has reduced facility staffing levels within the bounds of regulatory requirements, changed the compensation for therapists from a salaried base to hourly pay, and cancelled approximately 75 unprofitable therapy contracts. The Company has also reviewed its case management system to assure that the proper level of ancillary services is provided to all patients.

    --PROACTIVE GOVERNMENT RELATIONS FOCUSED ON IMPROVING MEDICARE AND MEDICAID REIMBURSEMENT. Since the fourth quarter of 1998, the Company has been proactively engaging state and federal government officials, and spearheading industry-wide efforts, to achieve improved Medicare and Medicaid reimbursement rates. In close cooperation with the New Mexico Congressional delegation, and in several key states around the country, company officials are actively proposing legislative and administrative solutions to the financial crisis now engulfing the long-term care industry.

    The Company incurred $160.4 million in capital expenditures during the year ended December 31, 1998. Expenditures related primarily to the construction of a corporate office building and to the Company's long-term care, subacute care and assisted living facility operations including the construction of two new facilities in the United States and three new facilities in the United Kingdom as well as routine capital expenditures. The Company had capital expenditure commitments as of December 31, 1998, under various contracts of $49.3 million, including approximately $47.9 million in the United States and L0.9 million ($1.4 million as of December 31, 1998) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building.

    The Company paid approximately $60.6 million in cash for acquisitions during the year ended December 31, 1998. These acquisitions were funded by borrowings under the Company's Senior Credit Facility or from the proceeds of the sale leaseback of 32 buildings in the United Kingdom.

    On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states principally in the southeastern United States. RCA also owned approximately 65% of Contour, a national provider of medical/surgical supplies. Under the amended terms of the merger agreement, the Company issued approximately 7.6 million shares of its common stock (valued at $122.0 million based upon the average closing price of the Company's common stock for 20 business days prior to the acquisition closing date, which was $16.03) for all outstanding common stock of RCA and certain redeemable preferred shares of RCA. The Company also issued 298,334 shares of its Series B Convertible Preferred Stock in exchange for the outstanding shares of RCA's Series F Preferred Stock, which were subsequently converted into 287,892 shares of Sun common stock valued at $2.8 million at June 30, 1998. As of December 31, 1998, all the Series B Shares have been converted into Sun common stock. In addition, the Company assumed approximately $170.4 million of RCA indebtedness. The merger was accounted for as a purchase and resulted in $234.7 million of goodwill.

    On June 30, 1998, the Company also acquired the remaining 35% of Contour. The Company issued approximately 1.9 million shares of its common stock (valued at approximately $27.6 million) for the remaining outstanding Contour common stock. The acquisition was accounted for as a purchase and resulted in $23.4 million of additional goodwill.

    In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities.

    In the fourth quarter of 1998 and the first quarter of 1999, the Company initiated restructuring plans focused primarily on reducing the operating expenses of its U.S. operations. Related to the restructuring plan completed in the fourth quarter of 1998, the Company recorded a charge of $4.6 million. The 1998 restructuring plan included the elimination of 2,700, or 6% of its inpatient service positions; 4,600, or 36%, of its rehabilitation services positions; and 110, or 8%, of its corporate positions. The plan modified its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The plan also included the closing of approximately 45 divisional and regional offices related to the aforementioned operations. As of December 31, 1998, the Company had terminated 1,440 employees and paid approximately $1.3 million and $0.1 million in termination benefits and lease termination costs, respectively, in connection with the restructuring plan. The restructuring charge during 1998 consisted of approximately $3.7 million related to employee terminations and $0.9 million related to lease termination costs. As of December 31, 1998, the Company's restructuring reserve balance was approximately $3.1 million. The 1999 restructuring plan included the additional elimination of 2,900 of its rehabilitation services positions and 80 of its corporate positions including certain executive positions. The plan also included the closing of approximately 23 divisional and regional offices related to the aforementioned operations. Restructuring costs for the first quarter 1999 are estimated to be approximately $7 million and were substantially paid at the end of the quarter.

    The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for 9% and 10% the Company's total net revenues during the years ended December 31, 1998 and 1997 respectively, and 17% of the Company's consolidated total assets as of December 31, 1998. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

    During the year ended December 31, 1998, the Company, through its UK subsidiary, sold 32 of its long-term care facilities for approximately $117.5 million and leased them back under twelve-year leases.

    Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses including assisted living facilities, rehabilitation hospitals and other non-core businesses. The Company recorded a loss of $161.6 million before unrecorded gains in the fourth quarter of 1998 to reduce the carrying amount of these businesses identified for disposal to fair value based on estimates of selling value and of costs to sell. The aggregate carrying amount of these businesses is approximately $243.8 million at December 31, 1998. The Company expects net proceeds including cash related to those operations with unrecorded gains of $113.5 million after the reduction of related debt of approximately $102.7 million. Under the terms of the Senior Credit Facility such proceeds are required to be used to permanently reduce outstanding borrowings under the Senior Credit Facility.

    During 1998 certain leases were not renewed. In connection with these lease terminations, the Company recorded a loss of $25.6 million related primarily to the carrying amount of building improvements, equipment and goodwill related to the facilities.

    In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States as well as Canada. The carrying amount of the assets held for sale was $11.6 million and $22.5 million as of December 31, 1998 and 1997, respectively. The Company completed the sales certain of the U.S. rehabilitation clinics and a portion of the Canadian clinics during 1998. The remaining Canadian clinics were sold during March 1999. The Company recorded a loss of $11.4 million and $7.0 million during 1998 and 1997, respectively, in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value less costs to sell. The results of operations of these businesses is not material.

    Under the terms of an Amended and Restated subordinated Loan Agreement (the "Subordinated Loan"), the Company has advanced $37.4 million and has agreed to advance up to a total of $40.0 million, plus an additional $5.0 million to cover accrued interest due and owing to the Company and other lenders, to a developer of assisted living facilities to cover 20% of the costs of the development, construction and operation of assisted living facilities. Advances are subject to certain conditions, including the approval of each project by the Company. Advances under the Subordinated Loan are part of the assets related to the Company's assisted living facilities which the Company intends to divest (as discussed above).

    At December 31, 1998, the Company had on a consolidated basis, $1.6 billion of outstanding indebtedness including capital lease obligations and $745.6 million of indebtedness under its $885.5 million Senior Credit Facility. The Company also had $44.8 million of outstanding standby letters of credit under its Senior Credit Facility as of December 31, 1998.

    Scheduled aggregate principal payments of the Company's long-term debt for the next five years as of December 31, 1998 assuming that debt in non-compliance is remedied are as follows: $50.4 million in 1999, $32.3 million in 2000, $50.2 million in 2001, $48.2 million in 2002, $426.7 million in 2003 and $910.5 million thereafter. The amounts of scheduled principal and interest payments related to the Company's long-term debt are subject to changes which may be significant, in outstanding borrowings, interest rates and foreign currency exchange rates.

    In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities (the "CTIPS") and $150 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of Sun common stock, par value $0.01 per share, of Sun (equivalent to an initial conversion price of $20.13 per share of Sun common stock). Of the net proceeds, $300 million from the Offerings were used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remainder of the net proceeds from the Offerings were used to reduce certain outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility. On April 14, 1999, the Company announced that it was exercising its right to defer the dividend payment, scheduled for May 1, 1999, on the CTIPS.

    On May 5, 1998, the Company entered into certain interest rate transactions with an aggregate notional value of $850 million to minimize the risks and/or costs associated with certain long-term debt of the Company. On April 9, 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination will result in a pre-tax loss of $3.0 million in 1999. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The interest rate swap transactions were designated as hedges for accounting purposes. The amounts paid or received were accrued and recognized as an adjustment to interest expense. Under the interest rate swap transactions, the Company was a variable rate payor, effectively converting $550 million of fixed rate debt and $300 million of variable rate Senior Credit Facility debt, which is based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. See Footnote 7--Long-Term Debt.

EFFECTS FROM CHANGES IN REIMBURSEMENT

    The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which is complex and can involve lengthy delays between the recognition of revenue and the time reimbursement amounts are settled. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the manner in which the third-party payors will interpret the applicable reimbursement rules and regulations. The majority of third-party payor balances are settled two to three years following the provision of services.

    The Company has experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1998, the Company recorded negative revenue adjustments totalling $34.7 million primarily for the projected settlement of 1997 facility cost reports which were not settled as of December 31, 1998 and the projected settlement of the 1998 cost reports based on historical information. Accounts receivable have also increased in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

    The implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows, which has adversely affected the collectibility of amounts due to the Company. Other non-affiliated ancillary service customers, in preparation for the impending transition to PPS have slowed, reduced or stopped payment for service in anticipation of the adverse effect PPS should have on their cash flow. As a result, accounts receivable for nonaffiliated customers has increased, and the Company has increased its provision for doubtful accounts in the fourth quarter.

    The Company's results of operations could be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differed materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving final settlement and reimbursement from government agencies.

    Various cost containment measures adopted by governmental and private pay sources restrict the scope and amount of reimbursable healthcare expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and pharmaceutical services businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and changes in reimbursement could have a material adverse effect on the Company's financial condition and results of operations, including the possible impairment of certain assets.

    In the Balanced Budget Act of 1997 ("BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA mandates the implementation of a prospective payment system for skilled nursing facilities. PPS became effective on July 1, 1998 for the Company's facilities that it acquired with RCA and on January 1, 1999 for the remainder of its facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. Prior to the implementation of PPS, the costs of many of such services were reimbursed on a "pass through" basis. During the first three years of the PPS phase-in, payments will generally be based on a blend of the facility's historical costs based on 1995 cost data and a federally established per diem rate. Although it is unclear what the long-term impact of PPS will be, the transition to PPS negatively impacted the Company's earnings for the quarters ended September 30, 1998 and December 31, 1998. There can be no assurance that PPS will not have a long-term material adverse effect on the results of operations and financial condition of the Company.

    The Company's revenues from its inpatient facilities have been significantly affected by the federally established PPS per diem rate. The per diem rate sets limits on the certain types of care the government will pay for per patient per day. The Company's experience has been that the average per diem reimbursement rate is less than the amount the Company's inpatient facilities received on a daily basis under cost-based reimbursement. In response, the Company has taken various actions to reduce its costs. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing homes, the Company has also been adversely impacted because federal per diem rates for higher acuity patients do not adequately compensate the Company for the additional expenses and risks for caring for such patients. There can be no assurance that PPS will not have a long-term material adverse effect on the Company's financial condition and results of operations.

    In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's therapy and pharmaceutical services. For instance, the nursing home industry has responded to the lower reimbursement levels under PPS by, among other things, seeking lower acuity residents who need less ancillary services and by providing therapy services in-house, which has resulted in a significant decline in the demand for the Company's therapy services. Prior to the implementation of PPS, Sun's ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, had significantly higher operating margins than the margins associated with Sun's long-term and subacute care facilities and accordingly such services provided most of Sun's operating profits. Although the Company has taken and continues to take actions to reduce its costs of providing ancillary services, there can be no assurance that the Company will be able to maintain its prior profit margins on its ancillary services.

    The Company's response to the implementation of PPS includes the establishment of SunSolution. SunSolution provides ancillary services for a fixed fee to nonaffiliated facilities. As of April 19, 1999, SunSolution has secured fewer contracts with nonaffiliated facilities than projected and the average revenue per contract was significantly less than the Company projected. There can be no assurance that the Company will develop a market for the SunSolution products and services. Even if there is a market for SunSolution's services, no assurance can be given that the costs of providing the contracted services will be less than the fixed fee received by the Company for such services. Given the importance of the profitability of Sun's ancillary services, there can be no assurance that PPS will not have a long-term material adverse effect on the Company's margins and ultimately the Company's results of operations and financial condition.

    Effective January 1, 1999, for all nursing home patients not receiving post-hospital extended care services (i.e., Medicare Part B patients), Medicare reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy, temporary staffing for rehabilitation therapy, and other ancillary services, will be made to the skilled nursing facility pursuant to fee schedules published on November 2, 1998. In addition, effective January 1, 1999, there is an annual per beneficiary cap of $1,500 on Medicare reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on Medicare reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; however, there can be no assurance that the Company will receive any payment in excess of these caps. There can also be no assurance that such fee schedules and caps will not have a material adverse effect on the Company.

    The Company's growth strategy has relied heavily on the acquisition of long-term and subacute care facilities. Regardless of the legal form of the acquisition, the Medicare and Medicaid programs often require that the Company assume certain obligations relating to the reimbursement paid to the former operators of the facilities acquired by the Company. From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by such predecessor operators. The Company is currently the subject of several such examinations. If, as a result of any such examinations, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any examinations.

    Prior to the implementation of PPS, reimbursement for therapy services was evaluated under Medicare's reasonable cost principles. In 1995, and periodically since then, HCFA provided information to fiscal intermediaries for use in determining reasonable costs for occupational and speech therapy. This information, although not intended to impose limits on such costs, suggested that fiscal intermediaries should carefully review costs which appear to be in excess of what a "prudent buyer" would pay for those services. While the effect of these directives is still uncertain, they are a factor considered by such intermediaries in evaluating the reasonableness of amounts paid by providers for the services of the Company's rehabilitation therapy subsidiary for fiscal years prior to the implementation of PPS. Because PPS payments and fee schedules have become the methods of reimbursement for these services, HCFA directives and reasonable cost guidelines discussed in this paragraph have no impact on the Company as to services rendered after January 1, 1999. A retroactive adjustment of Medicare reimbursement could, however, be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process.

    For periods prior to the effective date of PPS, certain Medicare regulations applied to transactions between related parties, such as between the Company's subsidiaries that operate skilled nursing facilities and subsidiaries which provide ancillary services. These regulations are relevant to the amount of Medicare reimbursement that the Company's skilled nursing facilities are entitled to receive for certain rehabilitation and respiratory therapy and pharmaceutical services provided by the Company's ancillary service subsidiaries. An exception to the related party regulations is available provided that, among other things, a substantial part of the services of the relevant subsidiary supplier be transacted with nonaffiliated entities. When that exception applies, the skilled nursing facility may receive reimbursement for services provided by the Company's ancillary service subsidiaries at the rates applicable to services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of this exception. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

    The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 56%, 70% and 71% of total rehabilitation and temporary therapy staffing services net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 46%, 63% and 58% of total respiratory therapy services net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 70%, 79% and 78% of total pharmaceutical services revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The Company considers RCA a nonaffiliated entity for all periods prior to its acquisition. The Company believes that it satisfies the requirements of the exception to the regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at fair market value, rather than at Company cost, which would have applied if it did not satisfy the exception. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received. While the Company believes that it has satisfied these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. The implementation of PPS and the fee schedules has significantly reduced the Medicare impact of the related party rule.

    The office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") has begun to conduct a national medical review that will assess the medical necessity of physical and occupational therapy services provided to skilled nursing facility patients. The OIG has indicated the results of the review will be used to quantify overpayments for therapy services and to develop baseline data that can be used to assess the impact of the BBA. The Company is unable to determine what if any impact this review might have on the Company, including its prospective payment rates.

REGULATION

    The Company's subsidiaries, including those that provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries that are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company's subsidiaries are currently the subject of several such investigations. In addition to being subject to the direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries.

    If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified, the facility will not be reimbursed by the Federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents. The Company currently has several facilities that are the subject of decertification efforts by HCFA, which the Company is contesting. Decertification could cause material adverse financial and operational effects on individual facilities.

    It is the policy of the Company to comply with all applicable laws and regulations. However, given the extent to which the interpretation and implementation of applicable laws and regulations vary and the lack of clear guidance in many of the areas which are the subject of regulatory scrutiny, there can be no assurance that the business activities of the Company's subsidiaries will not from time to time become the subject of regulatory scrutiny, or that such scrutiny will not result in interpretations of applicable laws or regulations by government regulators or intermediaries which differ materially from those taken by the Company's subsidiaries.

    Pursuant to Health Insurance Portability and Accountability Act of 1996, Congress has provided additional funding to Medicare and Medicaid enforcement units to investigate potential cases of reimbursement abuse in the health care services industry. The Act also sets guidelines to encourage federal, state, and local law enforcement agencies to share general information and to coordinate specific law enforcement activities including conducting investigations, audits, evaluations, and inspections relating to the delivery of and payment for health care. From time to time enforcement agencies conduct audits, inspections and investigations with respect to the reimbursement activities of the subsidiaries of the Company. The Company's subsidiaries are currently the subject of several such investigations. It is the Company's practice to cooperate fully in such matters.

LITIGATION

    In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

    In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co., Inc. and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing relate to activities prior to June 30, 1998, the date of the RCA acquisition. Florida's allegations include violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. If the defendant entities are convicted, they could be banned from participating in the Florida Medicaid program. Although the Company's subsidiaries will defend themselves vigorously in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

    The Company and certain of its subsidiaries are defendants in two QUI TAM lawsuits brought by private citizens in the United States District Court for the Eastern District of California alleging violations of the federal False Claims Act. The plaintiffs allege that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs, and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

    Between August 25, 1997 and October 24, 1997, 10 putative class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased RCA Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA's profitability. Generally, each of the Actions seeks unspecified compensatory damages, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable and injunctive relief.

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

YEAR 2000 RISK

    STATE OF READINESS. The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Company and of critical suppliers, customers and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company has completed its inventory and assessment of its information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology) and approximately 90% of its inventory and assessment of the systems and equipment of critical suppliers, customers and other third parties.

    With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office concluded in 1998 that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000.

    The Company has completed approximately 90% of the remediation process for critical IT and non-IT systems and equipment. The Company has also completed approximately 80% of contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Company is planning to be Year 2000 compliant for all its essential systems and equipment by the fourth quarter of 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000 or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that all of the Company's critical suppliers, customers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business financial condition or results of operations.

    COSTS. The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $12 million, of which approximately $2.5 million has been spent through December 31, 1998. Of these costs, the Company estimates that approximately $3 million will be spent to repair systems and equipment and $9 million will be spent to replace systems and equipment. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers and customers; there can be no assurance that such information is accurate or complete.

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

    CONTINGENCY PLANS. The Company has completed approximately 80% of its contingency plan for Year 2000-related issues. These plans include, but are not limited to, identification of alternate supplies, alternate electronic processes and alternate manual systems. The company is planning to have contingency plans completed for essential systems and equipment by July 1, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

    FORWARD-LOOKING STATEMENTS. The Year 2000 disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "plans," "expects" or "anticipates." Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include availability and cost of personnel trained in this area, and the failure of third parties to (i) respond to the Company's inquiries as to whether the systems and equipment supplied to the Company are compliant and (ii) adequately remediate Year 2000 issues. The Company could experience material adverse affects to its business, results of operations, and financial condition if it is unable to identify and remediate all non-compliant essential systems and equipment on the time schedule currently planned.

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

EFFECTS OF INFLATION

    Healthcare costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. The Company's operations could be adversely affected if it experiences significant delays in receiving reimbursement rate increases from Medicaid sand Medicare sources for its labor and other costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of Sun as of March 31, 1999 were:

NAME                                                                POSITION WITH SUN
---------------------------------------  ------------------------------------------------------------------------
Andrew L. Turner                         Chairman of the Board of Directors and Chief Executive Officer
Mark G. Wimer                            President, Chief Operating Officer and Director
Robert D. Woltil                         Chief Financial Officer and Director
Warren C. Schelling                      President and Chief Operating Officer of Sun Healthcare Group
                                         International
Julie Collins                            Chief Administrative Officer
Robert F. Murphy                         General Counsel and Secretary
Andrew P. Masetti                        Vice President--Finance
Warren H. McInteer                       Chief Financial Officer of Sun Healthcare Group International
Matthew G. Patrick                       Vice President and Treasurer
William C. Warrick                       Vice President--Corporate Controller
William R. Anixter                       Director
John E. Bingaman                         Director
Zev Karkomi                              Director
Martin G. Mand                           Director
Lois E. Silverman                        Director
James R. Tolbert, III                    Director
R. James Woolsey                         Director

    Set forth below are the names of the executive officers and directors of Sun and their ages as of March 31, 1999. The Board of Directors is divided into three classes elected for staggered terms. Each director holds office until the next annual meeting of stockholders at which the class of directors of which he or she is a member is elected or until his/her successor has been elected and qualified. The terms of Messrs. Karkomi and Wimer and Ms. Silverman expire in 1999, the terms of Messrs. Turner, Anixter and Woltil expire in 2000 and the terms of Messrs. Bingaman, Mand, Tolbert and Woolsey expire in 2001. The executive officers of Sun are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

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

    Julie Collins, age 51, has been Chief Administrative Officer of the Company since February 1999. From 1996 to February 1999 she was the Company's Senior Vice President--Administrative Services and from 1994 to 1995, she was the Company's Vice President Human Resources. Prior to joining the Company, Ms. Collins was the Vice President of Human Resources and Support Services for St. Joseph Health System in Atlanta, Georgia from 1993 to 1994. From 1991 to 1993, Ms. Collins was the Vice President of Human Resources of SunRise. From 1990 to 1991, Ms. Collins was Director of Human Resources for Shepherd Spinal Center in Atlanta, Georgia.

    Robert F. Murphy, age 45, has been General Counsel of the Company since 1995 and Secretary of the Company since 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, most recently as Vice President and Associate General Counsel. Prior to 1986, Mr. Murphy was in private practice for several years.

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

    William R. Anixter, age 75, became a director of the Company in April 1998. Mr. Anixter has been the President of Chama Resources, Inc., a privately held real estate management company, since 1990. He was co-founder and vice chairman of Anixter Bros., Inc., a publicly owned international distributor of wire, cable, fiber optics and related networking products, which was sold to an investor group in 1986. Mr. Anixter also serves on the boards of Anicom, Inc., a publicly owned distributor of communications-related equipment, the United World College and the Boys Club of Albuquerque.

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

    R. James Woolsey, age 57, became a director of the Company in 1995. Mr. Woolsey has been a partner in the law firm of Shea & Gardner since 1995, where he previously had been a partner from 1980 to 1989 and from 1991 to 1993. From 1993 to 1995, Mr. Woolsey served as the Director of Central Intelligence for the U.S. government. From 1989 to 1991, Mr. Woolsey was the Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe.

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

ITEM 11. EXECUTIVE COMPENSATION

    Previously filed in Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Previously filed in Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Previously filed in Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedules

       (i) Financial Statements:

           Report of Independent Public Accountants

           Consolidated Balance Sheets for the years ended December 31, 1998 and 1997

           Consolidated Statements of Earnings (Loss) for the years ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

       (ii) Financial Statement Schedules:

           Report of Independent Public Accountants

           Schedule II Valuation and Qualifying Accounts for the years ended

           December 31, 1998, 1997 and 1996

    (All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or the required information is included in the audited financial statements.)

   (b) Reports on Form 8-K

        None.

   (c) Exhibits

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------

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

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------
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

      4.9(25)    Registration Rights Agreement among Sun Financing I, the Company and Bear, Stearns & Co., Inc.,
                 Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities, Inc., NationsBanc
                 Montgomery Securities LLC and Schroder & Co., Inc., dated as of May 4, 1998 (9 3/8% Senior
                 Subordinated Debentures due 2008)

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

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------
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

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------
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

     10.28(3)    Lease Agreement dated as of January 1, 1994, by and between October Associates (Lessor) and
                 SunRise (Lessee) (Valley Mills Care Center)

     10.29(3)    Lease Agreement dated as of January 1, 1994, by and between October Associates (Lessor) and
                 SunRise (Lessee) (Moody Care Center)

     10.30(6)    Lease Agreement dated as of April 26, 1994, by and between Sumner Nursing Home, L.L.C. and
                 SunRise

     10.31(5)    Lease Agreement by and between Bellingham II Associates Limited Partnership and SunRise
                 Healthcare Corporation, dated May 31, 1994

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------
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

     10.47(3)    Form of Management Agreement between GF/Massachusetts, Inc. and SunRise

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------
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

EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBITS
---------------  -------------------------------------------------------------------------------------------------
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

    10.76(25)    Indenture dated May 4, 1998 among the Company, the Bank of New York, as trustee (7% Convertible
                 Junior Subordinated Debentures due 2028)

    10.77(25)    Indenture dated May 4, 1998 among the Company, U.S. Bank Trust National Association, as trustee, and certain guarantors (9 3/8% Senior Subordinated Notes due 2008)

          21*    Subsidiaries of the Registrant

         23**    Consent of Arthur Andersen LLP

         27**    Financial Data Schedule

------------------------

*   Previously filed.

**  Filed herewith.

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

                                          SUN HEALTHCARE GROUP, INC.

                                          By: /s/ Robert D. Woltil
                                          --------------------------------------
                                             Robert D. Woltil

                                             CHIEF FINANCIAL OFFICER

                              SUN HEALTHCARE GROUP
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Public Accountants...................................................................        F-2

Consolidated balance sheets as of December 31, 1998 and 1997...............................................        F-3

Consolidated statements of earnings (losses) for the years ended December 31, 1998, 1997 and 1996..........        F-4

Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996.......        F-5

Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.................        F-6

Notes to Consolidated Financial Statements.................................................................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings (losses), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses for the year ended December 31, 1998 of $753.7 million and was not in compliance with certain financial covenants of the Senior Credit Facility ($745.6 million at December 31, 1998) and certain Mortgage Notes ($31.9 million at December 31, 1998). Further, the Company does not expect to be in compliance with the financial covenants of the Senior Credit Facility and certain Mortgage Notes during 1999 and their remaining terms. Accordingly, the Company has classified the Senior Credit Facility and certain Mortgage Notes as current liabilities in the accompanying balance sheet as of December 31, 1998. The Company is also in non-compliance with certain financial covenants contained in certain master lease agreements for 129 of its long-term care facilities, which gives the lessors the right to require the Company to relinquish the leased facilities. Certain of the Company's other debt agreements also contain provisions that provide that such debt would become due on demand if there is an acceleration of payment of debt obligations, including the Senior Credit Facility or certain Mortgage Notes. Such debt agreement provisions are explained in Note 7 to the financial statements.

    The Company has determined that no further amounts may be borrowed under the Senior Credit Facility or any other existing credit agreements. Because the Company is in non-compliance with the terms of the Senior Credit Facility and certain Mortgage Notes, the creditors may demand immediate repayment. Accordingly, if the Company is required to repay the amounts outstanding under the Senior Credit Facility and certain Mortgage Notes or is unable to fund all operations, capital expenditures and regularly scheduled debt service from existing cash reserves and net cash flows from operations, if any, it will explore a variety of options, including seeking relief under the United States Bankruptcy Code.

    These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including property and equipment of $601.3 million and goodwill of $795.9 million) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Albuquerque, New Mexico                        /s/ Arthur Andersen LLP

April 19, 1999                                  ARTHUR ANDERSEN LLP

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                          1998       1997
                                                                                                        ---------  ---------
                                                           ASSETS
Current assets:
  Cash and cash equivalents...........................................................................  $  27,504  $  21,020
  Accounts receivable, net of allowance for doubtful accounts of $79,015 and $34,433 at December 31,
    1998 and 1997, respectively.......................................................................    538,329    523,161
  Other receivables...................................................................................     48,073     33,550
  Inventory, net......................................................................................     48,862     28,219
  Prepaids and other assets...........................................................................     13,091     10,221
  Income tax receivable...............................................................................     15,874         --
  Deferred tax assets.................................................................................         --     16,546
                                                                                                        ---------  ---------
    Total current assets..............................................................................    691,733    632,717
                                                                                                        ---------  ---------
Property and equipment, net...........................................................................    601,270    631,102
Goodwill, net.........................................................................................    795,945  1,030,893
Notes receivable......................................................................................     32,334     91,062
Assets held for sale..................................................................................    192,447         --
Other assets, net.....................................................................................    148,309    171,898
Deferred tax assets...................................................................................      6,000     21,564
                                                                                                        ---------  ---------
    Total assets......................................................................................  $2,468,038 $2,579,236
                                                                                                        ---------  ---------
                                                                                                        ---------  ---------
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................................  $ 812,621  $  56,817
  Current portion of obligations under capital leases.................................................      3,703      2,054
  Accounts payable....................................................................................     94,143     61,873
  Accrued compensation and benefits...................................................................    102,091     78,960
  Accrued interest....................................................................................     26,095     20,451
  Accrued self-insurance obligations..................................................................     54,865     34,354
  Other accrued liabilities...........................................................................    137,851     71,183
                                                                                                        ---------  ---------
    Total current liabilities.........................................................................  1,231,369    325,692
                                                                                                        ---------  ---------
Long-term debt, net of current portion................................................................    705,653  1,488,861
Obligations under capital leases, net of current portion..............................................    103,679     79,110
Other long-term liabilities...........................................................................     41,061     42,428
Deferred income taxes.................................................................................         --      9,807
                                                                                                        ---------  ---------
    Total liabilities.................................................................................  2,081,762  1,945,898
                                                                                                        ---------  ---------
Commitments and contingencies.........................................................................
Minority interest.....................................................................................      7,517     16,285
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust
  holding solely 7% convertible junior subordinated debentures of the Company.........................    345,000         --

Stockholders' equity
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued.........................         --         --
  Common stock of $.01 par value, authorized 155,000,000 shares, 61,930,159 and 51,697,914 shares
    issued and outstanding at December 31, 1998 and 1997, respectively................................        619        517
  Additional paid-in capital..........................................................................    774,860    639,637
  Retained earnings...................................................................................   (696,049)    57,114
  Accumulated other comprehensive income..............................................................      2,902      1,766
                                                                                                        ---------  ---------
                                                                                                           82,332    699,034
                                                                                                        ---------  ---------
  Less:
    Unearned compensation.............................................................................      8,552     14,203
    Common stock held in treasury, at cost, 2,124,868 and 2,053,207 shares as of December 31, 1998 and
     1997, respectively...............................................................................     26,967     25,574
    Grantor stock trust, at market, 1,989,132 and 2,178,315 shares at December 31, 1998 and 1997,
     respectively.....................................................................................     13,054     42,204
                                                                                                        ---------  ---------
  Total stockholders' equity..........................................................................     33,759    617,053
                                                                                                        ---------  ---------
  Total liabilities and stockholders' equity..........................................................  $2,468,038 $2,579,236
                                                                                                        ---------  ---------
                                                                                                        ---------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                          1998          1997          1996
                                                                                      ------------  ------------  ------------
Total net revenues..................................................................  $  3,088,460  $  2,010,820  $  1,316,308
                                                                                      ------------  ------------  ------------
Costs and expenses:
  Operating.........................................................................     2,629,485     1,662,818     1,107,821
  Corporate general and administrative..............................................       180,934        98,169        62,085
  Provision for losses on accounts receivable.......................................        83,083        15,839        14,970
  Depreciation and amortization.....................................................       102,515        56,630        33,817
  Interest, net.....................................................................       135,411        74,482        25,899
  Impairment loss...................................................................       397,492            --            --
  Loss on sale of assets............................................................       206,205         7,000            --
  Legal and regulatory matters......................................................        22,456            --        19,250
  Restructuring costs...............................................................         4,558            --            --
                                                                                      ------------  ------------  ------------
    Total costs and expenses........................................................     3,762,139     1,914,938     1,263,842
                                                                                      ------------  ------------  ------------
Dividends on convertible preferred securities of subsidiary.........................        16,163            --            --
                                                                                      ------------  ------------  ------------
Earnings (losses) before income taxes and extraordinary loss........................      (689,842)       95,882        52,466
Income taxes........................................................................        53,577        41,153        30,930
                                                                                      ------------  ------------  ------------
  Net earnings (losses) before extraordinary loss...................................      (743,419)       54,729        21,536

Extraordinary loss from early extinguishment of debt, net of income tax benefit of
  $3,700 and $9,815 in 1998 and 1997, respectively..................................        10,274        19,928            --
                                                                                      ------------  ------------  ------------
  Net earnings (losses).............................................................  $   (753,693) $     34,801  $     21,536
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------
Net earnings (losses) per common and common equivalent share:
  Earnings (losses) before extraordinary loss
  Basic.............................................................................  $     (14.29) $       1.18  $       0.46
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------
  Diluted...........................................................................  $     (14.29) $       1.12  $       0.46
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------
  Net earnings (losses)
  Basic.............................................................................  $     (14.49) $       0.75  $       0.46
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------
  Diluted...........................................................................  $     (14.49) $       0.74  $       0.46
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------
Weighted average number of common and common equivalent shares outstanding
  Basic.............................................................................        52,008        46,329        46,360
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------
  Diluted...........................................................................        52,008        51,851        46,868
                                                                                      ------------  ------------  ------------
                                                                                      ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                                     1998              1997
                                                                                            ----------------------  -----------
                                                                                              SHARES      AMOUNT      SHARES
                                                                                            -----------  ---------  -----------
                                                                                                      (IN THOUSANDS)
COMMON STOCK
Issued and outstanding at beginning of year...............................................      51,698   $     517      51,143
Issuance of common stock for employee benefits............................................          37          --         487
Conversion of 6 1/2% Convertible Subordinated Debentures due 2003.........................           2          --          68
Issuance of common stock in connection with establishment of the Grantor Stock Trust......          --          --          --
Common stock issued in connection with acquisitions.......................................       9,981         100          --
Common stock issued in connection with immaterial poolings................................         212           2          --
                                                                                            -----------  ---------  -----------
Issued and outstanding at end of year.....................................................      61,930         619      51,698
                                                                                            -----------  ---------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year..............................................................                 639,637
Issuance of common stock for employee benefits............................................                     522
Tax benefit of stock options exercised....................................................                      57
Conversion of 6 1/2% Convertible Subordinated Debentures due 2003.........................                      33
Consideration recorded for the fair value of warrants issued in connection with
  acquisitions............................................................................                     121
Adjustment to market value of common stock held by the Grantor Stock Trust................                 (26,895)
Issuance of common stock in connection with the establishment of the Grantor Stock Trust..                      --
Common stock issued in connection with acquisitions.......................................                 161,376
Common stock issued in connection with immaterial poolings................................                       9
                                                                                            -----------  ---------  -----------
Additional paid-in capital at end of year.................................................                 774,860
                                                                                            -----------  ---------  -----------
RETAINED EARNINGS
Balance at beginning of year..............................................................                  57,114
Net earnings (losses).....................................................................                (753,693)
Common stock issued in connection with immaterial poolings................................                     530
                                                                                            -----------  ---------  -----------
Retained earnings at end of year..........................................................                (696,049)
                                                                                            -----------  ---------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year..............................................................                   1,766
Foreign currency translation adjustment, net of tax.......................................                   1,136
                                                                                            -----------  ---------  -----------
Accumulated other comprehensive income at end of year.....................................                   2,902
                                                                                            -----------  ---------  -----------
Total.....................................................................................      61,930      82,332      51,698
                                                                                            -----------  ---------  -----------
UNEARNED COMPENSATION
Balance at beginning of year..............................................................                 (14,203)
Issuance of shares of restricted common stock.............................................                    (564)
Amortization of stock issued under restricted stock option plan...........................                   6,215
                                                                                            -----------  ---------  -----------
Unearned compensation at end of year......................................................                  (8,552)
                                                                                            -----------  ---------  -----------
COMMON STOCK IN TREASURY
Balance at beginning of year..............................................................                 (25,574)
Acquired at cost..........................................................................                  (1,393)
                                                                                            -----------  ---------  -----------
Common stock in treasury at end of year...................................................                 (26,967)
                                                                                            -----------  ---------  -----------
GRANTOR STOCK TRUST
Balance at beginning of year..............................................................                 (42,204)
Issuance of common stock in connection with establishment of the Grantor Stock Trust......                      --
Issuance of common stock from the Grantor Stock Trust.....................................                   1,692
Issuance of shares of restricted common stock.............................................                     563
Adjustment to market value of common stock held by the Grantor Stock Trust................                  26,895
                                                                                            -----------  ---------  -----------
Grantor stock trust at end of year........................................................                 (13,054)
                                                                                            -----------  ---------  -----------
Total stockholders' equity................................................................      61,930   $  33,759      51,698
                                                                                            -----------  ---------  -----------
                                                                                            -----------  ---------  -----------

                                                                                                                1996
                                                                                                       ----------------------

                                                                                             AMOUNT      SHARES      AMOUNT

                                                                                            ---------  -----------  ---------

COMMON STOCK
Issued and outstanding at beginning of year...............................................  $     511      47,916   $     479

Issuance of common stock for employee benefits............................................          5         106           1

Conversion of 6 1/2% Convertible Subordinated Debentures due 2003.........................          1          --          --

Issuance of common stock in connection with establishment of the Grantor Stock Trust......         --       3,050          30

Common stock issued in connection with acquisitions.......................................         --          71           1

Common stock issued in connection with immaterial poolings................................         --          --          --

                                                                                            ---------  -----------  ---------

Issued and outstanding at end of year.....................................................        517      51,143         511

                                                                                            ---------  -----------  ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year..............................................................    611,434                 568,054

Issuance of common stock for employee benefits............................................      5,518                   1,206

Tax benefit of stock options exercised....................................................      1,741                      99

Conversion of 6 1/2% Convertible Subordinated Debentures due 2003.........................      1,109                      --

Consideration recorded for the fair value of warrants issued in connection with
  acquisitions............................................................................        191                      --

Adjustment to market value of common stock held by the Grantor Stock Trust................     19,644                   3,445

Issuance of common stock in connection with the establishment of the Grantor Stock Trust..         --                  37,670

Common stock issued in connection with acquisitions.......................................         --                     960

Common stock issued in connection with immaterial poolings................................         --                      --

                                                                                            ---------  -----------  ---------

Additional paid-in capital at end of year.................................................    639,637                 611,434

                                                                                            ---------  -----------  ---------

RETAINED EARNINGS
Balance at beginning of year..............................................................     22,313                     777

Net earnings (losses).....................................................................     34,801                  21,536

Common stock issued in connection with immaterial poolings................................         --                      --

                                                                                            ---------  -----------  ---------

Retained earnings at end of year..........................................................     57,114                  22,313

                                                                                            ---------  -----------  ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year..............................................................      3,718                    (268)

Foreign currency translation adjustment, net of tax.......................................     (1,952)                  3,986

                                                                                            ---------  -----------  ---------

Accumulated other comprehensive income at end of year.....................................      1,766                   3,718

                                                                                            ---------  -----------  ---------

Total.....................................................................................    699,034      51,143     637,976

                                                                                            ---------  -----------  ---------

UNEARNED COMPENSATION
Balance at beginning of year..............................................................         --                      --

Issuance of shares of restricted common stock.............................................    (17,458)                     --

Amortization of stock issued under restricted stock option plan...........................      3,255                      --

                                                                                            ---------  -----------  ---------

Unearned compensation at end of year......................................................    (14,203)                     --

                                                                                            ---------  -----------  ---------

COMMON STOCK IN TREASURY
Balance at beginning of year..............................................................    (25,069)                     --

Acquired at cost..........................................................................       (505)                (25,069)

                                                                                            ---------  -----------  ---------

Common stock in treasury at end of year...................................................    (25,574)                (25,069)

                                                                                            ---------  -----------  ---------

GRANTOR STOCK TRUST
Balance at beginning of year..............................................................    (40,770)                     --

Issuance of common stock in connection with establishment of the Grantor Stock Trust......         --                 (37,700)

Issuance of common stock from the Grantor Stock Trust.....................................        752                     375

Issuance of shares of restricted common stock.............................................     17,458                      --

Adjustment to market value of common stock held by the Grantor Stock Trust................    (19,644)                 (3,445)

                                                                                            ---------  -----------  ---------

Grantor stock trust at end of year........................................................    (42,204)                (40,770)

                                                                                            ---------  -----------  ---------

Total stockholders' equity................................................................  $ 617,053      51,143   $ 572,137

                                                                                            ---------  -----------  ---------

                                                                                            ---------  -----------  ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                           1998          1997         1996
                                                                                        -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (losses)...............................................................  $  (753,693) $     34,801  $    21,536
  Adjustments to reconcile net earnings (losses) to net cash (used for) provided by operating activities--
    Extraordinary loss................................................................       10,274        29,743           --
    Loss on sale of assets............................................................      206,205         7,000           --
    Impairment loss...................................................................      397,492            --           --
    Litigation settlement.............................................................           --            --       (4,750)
    Depreciation and amortization.....................................................      102,515        56,630       33,817
    Provision for losses on accounts receivable.......................................       83,083        15,839       14,970
    Other, net........................................................................        9,068         3,312       (2,032)
    Changes in operating assets and liabilities:
      Accounts receivable.............................................................      (61,679)     (164,966)     (57,059)
      Other current assets............................................................      (19,557)       (6,323)      (6,696)
      Other current liabilities.......................................................      (41,530)       24,228        3,262
      Income taxes payable............................................................       22,242        21,469       23,764
                                                                                        -----------  ------------  -----------
      Net cash (used for) provided by operating activities............................      (45,580)       21,733       26,812
                                                                                        -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...........................................................     (160,416)     (103,162)     (76,223)
  Acquisitions, net of cash acquired..................................................      (60,641)     (564,134)     (75,579)
  Purchase of minority interest in OmniCell Technologies, Inc.........................           --            --      (25,332)
  Net proceeds from sale of SunSurgery Corporation....................................           --            --       24,828
  Expenditures from operations and sale of assets held for sale.......................           --            --       (3,810)
  Proceeds from sale and leaseback of property and equipment..........................      134,375        80,457       34,603
  Increase in long-term note receivables..............................................       (5,977)      (57,431)      (8,665)
  Decrease (increase) in other assets.................................................        6,794       (35,851)     (12,011)
                                                                                        -----------  ------------  -----------
      Net cash used for investing activities..........................................      (85,865)     (680,121)    (142,189)
                                                                                        -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings...........................................................      248,818     1,837,062      137,155
  Long-term debt repayments...........................................................     (438,607)     (966,024)      (4,273)
  Repurchase of 12.25% Junior Subordinated Notes and 9.875% Senior Subordinated
    Notes.............................................................................           --      (182,070)          --
  Net proceeds from issuance of convertible trust issued preferred securities of
    subsidiary........................................................................      334,044            --           --
  Net proceeds from issuance of common stock..........................................        2,337         6,275        1,582
  Purchases of treasury stock.........................................................       (1,393)         (505)     (25,069)
  Other financing activities..........................................................       (8,151)      (33,411)      (1,776)
                                                                                        -----------  ------------  -----------
      Net cash provided by financing activities.......................................      137,048       661,327      107,619
                                                                                        -----------  ------------  -----------
Effect of exchange rate on cash and cash equivalents..................................          881         3,201         (464)
                                                                                        -----------  ------------  -----------
Net increase (decrease) in cash and cash equivalents..................................        6,484         6,140       (8,222)
Cash and cash equivalents at beginning of year........................................       21,020        14,880       23,102
                                                                                        -----------  ------------  -----------
Cash and cash equivalents at end of year..............................................  $    27,504  $     21,020  $    14,880
                                                                                        -----------  ------------  -----------
                                                                                        -----------  ------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

(a) NATURE OF BUSINESS

    Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter collectively referred to as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical and medical supply services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical and medical supply services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom, Spain and Germany, acute care services in Australia and pharmaceutical services in the United Kingdom and Spain.

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

(d) NET REVENUES

    Net revenues consist of long-term and subacute care revenues, therapy services revenues, temporary therapy staffing services revenues, pharmaceutical and medical supply services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Net revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed frequently, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations.

    The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to allow providers to be reimbursed for the cost of treating higher acuity patients. Included in net revenues are amounts related to exceptions to the RCLs of $30.9 million, $16.6 million and $12.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are net of adjustments to record management's estimate, based on its prior experience with the Medicare program's regulations and the Company's records of service provided, of amounts that will ultimately be approved by HCFA. Accounts receivable include requests for exceptions to the RCLs of $41.0 million, and $28.8 million at December 31, 1998 and 1997, respectively. Amounts realizable are subject to final settlement of the respective cost reports. Differences between the net

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES (CONTINUED) amounts accrued and subsequent settlements or estimates of expected settlements are recorded in operations at the time of settlement.

(e) ACCOUNTS RECEIVABLE

    The Company's accounts receivable relate to services provided by its various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that the Company operates in the United States are the Medicare program and the various Medicaid programs. The rehabilitation and respiratory therapy service operations in the United States provides services to patients in unaffiliated long-term, rehabilitation and acute care facilities. The billings for those services are submitted to the unaffiliated facilities. Many of the unaffiliated long-term care facilities receive a large majority of their revenues from the Medicare program and the state Medicaid programs. Because of the significant reduction in average payments per patient day caused by Medicare's newly enacted Prospective Payment System ("PPS"), the Company believes that it is reasonably possible that its estimate of uncollectible accounts receivable from unaffiliated long-term care facilities may increase over time.

    Management does not believe that there are any credit risks associated with receivables from governmental agencies. In certain instances, the collection of amounts from healthcare providers for therapy services has slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries. In addition, fiscal intermediaries of long-term care facilities acquired by the Company are changed to the Company's fiscal intermediary, resulting in temporary delays in timing of third-party payments.

(f) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements 5 to 40 years; leasehold improvements--the shorter of the estimated useful lives of the assets or the life of the lease; equipment 3 to 20 years.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
(g) GOODWILL

    The excess of the purchase price over the fair value of the net assets of the businesses acquired by the Company is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was $82.4 million and $47.9 million as of December 31, 1998 and 1997 respectively.

(h) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of goodwill along with any other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, an impairment loss is recognized if the sum of the expected cash flows is less than the carrying amount of the goodwill and other assets being evaluated. The difference between the carrying amount of the goodwill and other assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines estimated fair value for the long-lived assets based on anticipated future cash flows discounted at rates commensurate with the risks involved.

(i) OTHER ASSETS

    Costs incurred in obtaining debt financing are amortized as interest expense over the terms of the related indebtedness. The accumulated amortization of capitalized debt financing costs was $4.4 million and $1.0 million as of December 31, 1998 and 1997, respectively. The Company amortizes preopening costs (start-up costs related to new facilities, specialty units within a facility, new rehabilitation regions and pharmacies) over a period ranging from one year (for costs not reimbursed by third-party payors) to five years (for costs reimbursed by third-party payors, including the Medicare and Medicaid programs).

(j) ACCRUED SELF-INSURANCE OBLIGATIONS

    It is the policy of the Company to self-insure for certain insurable risks including general and professional liability, workers' compensation, and employee health benefits through the use of self-insurance or retrospective and high deductible insurance policies and other hybrid policies which vary by the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. During 1998 the Company increased the accrued self-insurance obligations by $10.0 million primarily related to unfavorable loss development experience for incidents prior to 1998. Claims are paid over varying periods, which generally range from one to five years. Accrued liabilities for future claims are not discounted.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
(k) SOFTWARE DEVELOPMENT COSTS

    The Company, through a subsidiary, is internally developing software that it plans to use in its operations and to market to unaffiliated long-term care providers. All costs incurred related to the development of the software have been expensed. Once the Company concludes that technological feasibility is established, all subsequent development costs will be capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs are included in operating expenses in the accompanying consolidated statement of earnings (losses).

(l) INCOME TAXES

    Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

(m) FOREIGN CURRENCY TRANSLATION ADJUSTMENT

    The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statement of earnings (losses) accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income.

(n) STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995 and the Company has adopted the disclosure requirements of SFAS 123 (see Note 13).

(o) NET EARNINGS (LOSSES) PER SHARE

    Basic net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period.

    Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
(CONTINUED)
The Company's convertible securities are described in Note 7. These securities were not dilutive for the year ended December 31, 1998, but may be dilutive in future periods. See Note 14 for calculation of earnings per share data for the years ended December 31, 1998, 1997 and 1996.

    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

(p) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a business during a period of transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income, which, for the Company, includes foreign currency translation adjustments. The Company has presented comprehensive income in the consolidated statements of stockholders' equity.

    In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the method that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

(q) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company will adopt the provisions of SOP 98-5 which will result in a cumulative effect of an accounting change pretax charge of approximately $13.2 million.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS 133, which will be effective January 1, 2000, all derivatives are required to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. The Company is studying the impact of the new standard and is unable to predict at this time the impact on its consolidated financial statements.

(r) FINANCIAL STATEMENT PREPARATION AND PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts in the 1997 and 1996 consolidated financial statements and notes have been reclassified to conform to the 1998 presentation.

(2) NON-COMPLIANCE WITH SENIOR CREDIT FACILITY'S FINANCIAL COVENANTS AND
LIQUIDITY

    The Company has incurred net losses of $753.7 million in 1998 and is in non-compliance with certain financial covenants contained in the Senior Credit Facility and certain Mortgage Notes as of December 31, 1998 (see Note 7). In addition, no further amounts can be borrowed under the Senior Credit Facility. The 1998 losses primarily occurred in the fourth quarter of 1998 and are principally related to the write-down of long-lived assets (see Note 6), write-down of assets held for sale (see Note 6) and the increase of the valuation allowance on deferred tax assets (see Note 9). In the fourth quarter of 1998, the Company experienced a loss from operations after excluding the charges described above.

    Management believes that the primary cause of the 1998 loss is the skilled nursing industry's transition to Medicare's Prospective Payment System ("PPS"). Under PPS, Medicare pays a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients). For all Medicare patients not receiving post-hospital extended care services (i.e. Medicare Part B patients), reimbursement for ancillary services, including rehabilitation services, are made under fee schedules and are limited to certain per beneficiary caps. Prior to PPS, Medicare reimbursement was made primarily based on the provider's cost of services rendered with less extensive limitation. In the fourth quarter of 1998, a significant number of the ancillary divisions' customers reduced their use of the Company's services in transitioning to PPS or in preparation for their transition to PPS. The reduction in demand for ancillary services which the Company actually experienced was greater than the reduction anticipated by the Company. The adverse trend continued in the first quarter of 1999.

    As of December 31, 1998, the Company did not meet the following financial covenants contained in the Senior Credit Facility described below:

DESCRIPTION                                                                       COVENANT
----------------------------------------------------------------------------  ----------------
Fixed Charge Coverage Ratio.................................................    > 1.50 to 1
Leverage Ratio..............................................................    < 6.00 to 1
Minimum Net Worth...........................................................   $672.1 million
Senior Debt to EBITDAR Ratio................................................    < 5.50 to 1

    The Company has held preliminary discussions with the Senior Credit Facility Lenders ("Lenders") to obtain a waiver of the non-compliance with the financial covenants at December 31, 1998. Further, the Company does not expect to be in compliance with the financial covenants of the Senior Credit Facility during 1999 and its remaining term. The Company is attempting to negotiate an amendment to the Senior Credit Facility's financial covenants so that the financial covenants will be consistent with the Company's revised business plan. However, as of April 19, 1999, no agreement to waive the non-compliance with the 1998 financial covenants or to amend the financial covenants had been reached.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) NON-COMPLIANCE WITH SENIOR CREDIT FACILITY'S FINANCIAL COVENANTS AND LIQUIDITY (CONTINUED)
    Because the Company is in non-compliance with certain financial covenants under the terms of the Senior Credit Facility, the Lenders could require immediate repayment of all amounts outstanding under the Senior Credit Facility. As a result, as of December 31, 1998, the Company has classified all borrowings under the Senior Credit Facility as current liabilities in the accompanying consolidated balance sheet. The Company does not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility. No further amounts may be borrowed under the Senior Credit Facility. Accordingly, the Company will have to fund all operations, capital expenditures and regularly scheduled debt service from existing cash reserves and future net cash flows from operations, if any.

    The Company is in default of certain Mortgage Notes amounting to $31.9 million at December 31, 1998, because the Company did not meet its debt service coverage requirement of at least 1.25 to 1. The Company is attempting to obtain a waiver of the non-compliance with the financial covenant and to amend certain Mortgage Notes' financial covenants so that the financial covenants will be consistent with the Company's revised business plan. However, as of April 19, 1999, no agreement to waive the non-compliance with the 1998 financial covenant or to amend the financial covenants has been reached. Because the Company is in non-compliance with the terms of certain Mortgage Notes, the creditor could demand immediate repayment of all amounts due under the mortgages and foreclose on four facilities. Such amounts are classified as current liabilities as of December 31, 1998.

    If the Company is required to repay the amounts outstanding under the Senior Credit Facility and certain Mortgage Notes, or is unable to fund all operations, capital expenditures and regularly scheduled debt service, it will explore a variety of options, including seeking relief under the United States Bankruptcy Code.

    The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred and therefore such borrowings which total $520.9 million are classified as long-term liabilities as of December 31, 1998. The specific default events which could trigger the acceleration of payment provisions in certain debt arrangements are explained in Note 7 to these financial statements.

    As of December 31, 1998, the Company was in non-compliance with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. The Company was also in cross default for 14 of its long-term care facilities in the United States. As a result, the lessors under the master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. As of April 19, 1999, the lessors had not exercised their rights under their respective agreements, although there can be no assurance that the lessors will not do so in the future. The aggregate net book value of properties subject to potential eviction amounted to $54.8 million at December 31, 1998. The Company has a substantial number of other leases which may contain similar default or cross default provisions.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including property and equipment of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) NON-COMPLIANCE WITH SENIOR CREDIT FACILITY'S FINANCIAL COVENANTS AND LIQUIDITY (CONTINUED)
$601.3 million and goodwill of $795.9 million) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    In response to the significant losses experienced in the fourth quarter of 1998, the Company has developed an operational and financial recovery plan that is intended to restore the Company's profitability in the new operating environment under PPS. The Company's four-part recovery plan is as follows:

    --COMPANY-WIDE REDUCTIONS IN OPERATING EXPENSES. During the fourth quarter of 1998 and the first quarter of 1999, Sun initiated company-wide reductions in operating expenses. The operating expense reductions are being achieved primarily through the elimination of personnel and the consolidation or elimination of regional and divisional operating units. On January 1, 1999, management also instituted a company-wide wage freeze and a reduction in certain personnel benefits packages.

    --THE DIVESTITURE OF NON-CORE ASSETS AND THE REDUCTION OF OUTSTANDING
DEBT. The Company has targeted for sale several non-core assets to provide for the reduction of the Company's debt (see Note 6).

    --NEW OPERATING STRATEGIES AND EFFICIENCIES FOR THE DELIVERY OF INPATIENT AND THERAPY SERVICES. In response to the impact of PPS and the significant decline in the demand for therapy services, the Company has reduced facility staffing levels within the bounds of regulatory requirements, changed the compensation for therapists from a salaried base to hourly pay, and cancelled approximately 75 unprofitable therapy contracts. The Company has also reviewed its case management system to assure that the proper level of ancillary services is provided to all patients.

    --PROACTIVE GOVERNMENT RELATIONS FOCUSED ON IMPROVING MEDICARE AND MEDICAID REIMBURSEMENT. Since the fourth quarter of 1998, the Company has proactively engaged state and Federal government officials, and is spearheading industry-wide efforts, to achieve improved Medicare and Medicaid reimbursement rates. In close cooperation with the New Mexico Congressional delegation, and in several key states around the country, Company officials are actively proposing legislative and administrative solutions to the financial crisis now engulfing the long-term care industry.

    The Company believes that its existing cash reserves and the successful execution of its operational and financial recovery plan should provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service throughout fiscal 1999. The projected cash balance during 1999 would not be adequate if the Company were required to repay the balance outstanding under the Senior Credit Facility or certain Mortgage Notes. No assurance can be given that management's actions, individually or collectively, will be adequate to provide sufficient cash for operations, capital expenditures and regularly scheduled debt service. Further, no assurance can be given that the Company will be successful in negotiating waivers and amendments to the Senior Credit Facility and certain Mortgage Notes or that the Company will be able to meet any amended financial covenants prospectively.

(3) ACQUISITIONS

    On June 30, 1998, the Company acquired Retirement Care Associates, Inc. ("RCA") and approximately 35% of the common stock of Contour Medical, Inc. ("Contour"), collectively referred to as the RCA Acquisition. RCA was an operator of skilled nursing facilities and assisted living centers in eight states, primarily in the southeastern United States. Contour was a national provider of medical and surgical supplies. RCA owned approximately 65% of Contour prior to the RCA Acquisition. The Company

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) ACQUISITIONS (CONTINUED)
issued approximately 7.6 million shares of its common stock valued at $122.0 million (based upon the average closing price of the Company's common stock for 20 business days prior to the acquisition closing date) for all outstanding common stock and certain redeemable preferred shares of RCA. In addition, the Company issued approximately 1.9 million shares of its common stock valued at $27.6 million for the minority interest in Contour's common stock. The Company also issued 298,334 shares of its Series B Convertible preferred stock, which were subsequently converted into 287,892 shares of Sun common stock, in exchange for the outstanding shares of RCA's Series F preferred stock. The Company assumed approximately $170.4 million of RCA indebtedness.

    At June 30, 1998, the Company accounted for the RCA Acquisition as a pooling of interests. On April 5, 1999, the Company determined that the RCA Acquisition should be accounted for as a purchase. The basis for the determination was the Company's recent decision to dispose of several non-core businesses. Accordingly, the RCA Acquisition was accounted for as a purchase and resulted in $234.7 million of goodwill. The results of operations of RCA and Contour have been included in the consolidated statements of earnings (losses) from the acquisition date. In connection with the purchase, the Company recorded purchase liabilities including approximately $2.5 million for severance and related costs and $1.4 million for costs associated with the shut down of certain administrative facilities. The allocation of the RCA Acquisition purchase price is preliminary and will be finalized upon the completion of long-lived asset valuations. In addition, the Company is still evaluating certain obligations of RCA prior to the acquisition and further adjustments to the preliminary purchase price allocation may result.

    In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States (the "Regency Acquisition"). The Regency Acquisition was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings (losses) from the date of acquisition. Total consideration for the shares acquired was approximately $367.2 million. The total fair value of Regency's assets acquired, including goodwill of approximately $412.2 million, was approximately $736.6 million, and liabilities assumed totaled approximately $354.7 million. In connection with the purchase, the Company recorded purchase liabilities including approximately $11.2 million for severance and related costs and $2.0 million for costs associated with the shut down of certain acquired pharmacies and home health service agencies that have been consolidated with the Company's existing facilities.

    On October 9, 1997, the Company completed a tender offer for 100%, or $50.0 million, of Regency's 12.25% Junior Subordinated Notes due 2003 for approximately $60.1 million plus accrued interest, and $109.6 million of the $110.0 million of Regency's 9.875% Senior Subordinated Notes due 2002 for approximately $122.0 million plus accrued interest. As a result of the repurchase of this debt, the Company recorded an extraordinary loss of $17.9 million, net of the related tax benefit, in the fourth quarter of 1997. The Company repaid Regency's revolving credit facility of approximately $39.0 million. The extinguishment of certain Regency debt during the fourth quarter of 1997 resulted in an increase in certain reimbursable costs from Medicare. As a result, the Company recognized $4.0 million of revenues from Medicare during 1997.

    The tender offer for Regency's debt, described above, was financed by borrowings under the Company's Senior Credit Facility and approximately $83.6 million of net proceeds received from the sale and leaseback of 30 facilities owned by Regency prior to its acquisition by the Company.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) ACQUISITIONS (CONTINUED)
    The following unaudited proforma results assumes that the RCA Acquisition and the Regency Acquisition occurred as of January 1, 1997 and include their results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                                                      1997
                                                                        1998      ------------
                                                                    ------------   UNAUDITED
                                                                     UNAUDITED
Net revenues......................................................  $  3,226,853  $  2,761,531
Net (losses) before extraordinary items...........................      (777,332)      (27,232)
Net (losses)......................................................      (787,605)      (47,325)

Per Share Data:
Net (losses) per share before extraordinary items.................  $     (14.95) $      (0.51)

Net (losses) per share............................................  $     (15.14) $      (0.88)

    In addition, during 1998, the Company acquired from various third parties the net ownership of, leasehold rights to, or the management contracts of, two long-term care facilities in the United States and 15 long-term care facilities in the United Kingdom. Also, during the year ended December 31, 1998, the Company acquired nine pharmacies in the United States.

    On January 30, 1997, the Company acquired all of the capital stock not previously owned by the Company of Ashbourne PLC ("Ashbourne") which as of the date of acquisition provided healthcare services to patients through 49 nursing facilities in the United Kingdom. Pursuant to the acquisition, the Company paid approximately L67.3 million ($110.1 million as of the respective dates of payment) for the portion of Ashbourne totaling 70.8% not previously owned by the Company. The Company had previously acquired a 9% minority interest for $10.2 million in 1996 and a 20% minority interest for $25.9 million in 1995. The acquisition was accounted for as a purchase and Ashbourne's results of operations have been included in the Company's financial statements from the date of acquisition. The total fair value of 100% of Ashbourne's assets acquired, including goodwill of approximately $61.3 million, was approximately $300.0 million and liabilities assumed totaled approximately $147.7 million.

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

    In December 1996, the Company acquired all of the capital stock of APTA Healthcare PLC ("APTA"), which provided healthcare services to patients through 32 nursing facilities in the United Kingdom. The Company paid cash totaling approximately L11.3 million ($19.3 million as of the respective dates of payment) to former stockholders of APTA and issued notes with a maturity not to exceed five years, totaling approximately L2.5 million ($4.0 million) to the remaining stockholders of APTA who elected not to receive cash as consideration. The fair market value of assets acquired, including goodwill of $17.9 million, was $72.7 million and liabilities assumed totaled $49.2 million. Also in 1996, the Company purchased a 9.9% investment in OmniCell Technologies, Inc. ("OmniCell") for $25.3 million.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(3) ACQUISITIONS (CONTINUED)
    The effects of the Company's acquisitions during 1998 and 1997, excluding the RCA Acquisition and the Regency Acquisition, individually and in the aggregate, are immaterial to the results of the Company and, therefore, pro forma information is not provided.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31 (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Land..................................................................  $   44,524  $   56,998
Buildings and improvements............................................     263,145     302,814
Leasehold improvements................................................      68,037      64,826
Equipment.............................................................     126,358     136,428
Construction in progress..............................................      30,449      45,314
Assets held under capital leases......................................     109,207      79,227
                                                                        ----------  ----------
    Total.............................................................     641,720     685,607
Less accumulated depreciation.........................................     (29,130)    (49,297)
Less accumulated amortization on assets held under capital leases.....     (11,320)     (5,208)
                                                                        ----------  ----------
    Property and equipment, net.......................................  $  601,270  $  631,102
                                                                        ----------  ----------
                                                                        ----------  ----------

    Amortization of assets held under capital lease agreements of $6.1 million in 1998 and $4.4 million in 1997 is recorded in depreciation and amortization expense.

    During 1998, the Company sold seven of its long-term care facilities in the United Kingdom and land for approximately $117.9 million in cash. Five of the long-term care facilities were leased back to the Company under operating leases with lease terms ranging from 11 to 20 years.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(5) RESTRUCTURING COSTS

    In the fourth quarter of 1998, the Company initiated a restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The restructuring plan includes the termination of 2,700, or 6% of its inpatient service employees; 4,600, or 36%, of its rehabilitation and respiratory therapy services employees; and 190, or 13%, of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 70 divisional and regional offices related to the aforementioned operations. As of December 31, 1998, the Company had terminated 1,440 employees, and paid approximately $1.3 million and $0.1 million in termination benefits and lease termination costs, respectively, under the restructuring plan. The restructuring costs during 1998 consists of appproximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of December 31, 1998, the Company's restructuring costs reserve balance was approximately $3.1 million.

(6) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

(a) IMPAIRMENT OF LONG-LIVED ASSETS

    SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

    The Balanced Budget Act of 1997 established, among other things, a new Medicare PPS for skilled nursing facilities. PPS became effective for the Company's facilities acquired from RCA on July 1, 1998, and for the Company's remaining facilities on January 1, 1999. The Company's revenues from its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and Pharmaceutical and Medical Supply Services Division will be adversely impacted by the amount of the Federally established reimbursement rates. In addition, the implementation of PPS has resulted in a greater than expected decline in the demand for the Company's therapy services and pharmaceutical services. In the fourth quarter of 1998, management determined that these reductions are expected to have a material adverse impact on net revenues in 1999 and the decline is other than temporary. This served as an indication to management that the carrying values of assets of its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and its Pharmaceutical and Medical Supply Services Division, may be impaired.

    In accordance with SFAS 121, management estimated the undiscounted net cash flows for each of its facilities and its ancillary services lines of business and compared the sum of those undiscounted net cash flows to the Company's investment in that facility or business unit. If the sum of the estimated future undiscounted net cash flows was less than the Company's investment, the Company reduced the carrying value of the underlying assets to their estimated fair values.

    The Inpatient Services Division, which operates long-term care facilities, recognized an impairment related to 147 of the 397 facilities it owns or operates in the United States. The impairment was caused primarily by the decrease in projected Medicare reimbursement under PPS.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(6) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE (CONTINUED)
    The Rehabilitation and Respiratory Therapy Services Division's write-down was caused by the projected decrease in demand and market rates for contract therapy services as unaffiliated long-term care facility operators shift to on-staff therapists to reduce costs in response to PPS.

    The Pharmaceutical and Medical Supply Services Division, which distributes pharmaceuticals, nutrition products and medical supplies to long-term care facilities, recorded a write-down at two of its 37 pharmacies due to the reduced demand for certain products.

    Certain of the United Kingdom facilities have not achieved the operating profitability targets established when they were acquired; most were acquired from Ashbourne in January 1997. The Company recognized an impairment related to 55 of the 186 facilities owned and operated in the United Kingdom.

    The following is a summary of the impairment loss by division for the year ended December 31, 1998 (in thousands):

                                                             PROPERTY
                                                                AND        OTHER
                                                 GOODWILL    EQUIPMENT    ASSETS      TOTAL
                                                ----------  -----------  ---------  ----------
Inpatient Services............................  $  223,241   $  55,736   $  14,168  $  293,145
Rehabilitation and Respiratory Therapy........      36,734          60       4,216      41,010
Pharmaceuticals and Medical Supply Services...       2,784         233          31       3,048
International Operations......................      26,520      10,151          --      36,671
Other Operations..............................      23,590          28          --      23,618
                                                ----------  -----------  ---------  ----------
                                                $  312,869   $  66,208   $  18,415  $  397,492
                                                ----------  -----------  ---------  ----------
                                                ----------  -----------  ---------  ----------

(b) ASSETS HELD FOR SALE

    Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilites, rehabilitation hospitals and other in-patient facilities and other non-core businesses. The Company recorded a loss of $161.6 million in the fourth quarter of 1998 to reduce the carrying amount of the non-core businesses identified for disposal to fair value based on estimates of selling value less costs to sell. The following is a summary of the carrying amounts and loss related to the non-core businesses to be disposed of as of December 31, 1998 (in thousands):

                                                                         CARRYING
                                                                          AMOUNT       LOSS
                                                                        ----------  ----------
Assisted living facilities............................................  $  117,298  $   97,298
Rehabilitation hospitals and other inpatient facilities...............      98,911      62,911
Other non-core businesses.............................................      27,621       1,419
                                                                        ----------  ----------
  Total...............................................................  $  243,830  $  161,628
                                                                        ----------  ----------
                                                                        ----------  ----------

    Management expects to complete the sales of these businesses during 1999.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(6) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE (CONTINUED)
    During 1998, certain leases were not renewed. In connection with these lease terminations, the Company recorded a loss of $25.6 million related primarily to the carrying amount of building improvements, equipment and goodwill related to the facilities. The results of operations of these facilities is not material.

    In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States, as well as Canada. The carrying amount of the assets held for sale was $11.6 million and $22.5 million as of December 31, 1998 and 1997, respectively. The Company completed the sales of the United States rehabilitation clinics and a portion of the Canadian clinics during 1998. The remaining Canadian clinics were sold in March 1999. The Company recorded a loss of $11.4 million and $7.0 million during 1998 and 1997, respectively, in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value less costs to sell. The results of operations of these businesses is not material.

    In the second quarter of 1998, the Company recognized a $5.4 million loss in connection with the anticipated sale of five nursing homes, and for certain adjustments paid to the purchaser of three nursing homes sold in 1996. The Company expects to complete the sale of those five nursing homes in 1999.

    In the third quarter of 1998, the Company contributed assets from its Rehabilitation and Respiratory Therapy Services Division in exchange for an equity interest in a provider of physician services to long term care facilities. The Company recognized a $2.2 million loss on the disposal. The Company accounts for equity interest using the cost method.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT

    Long-term debt consists of the following as of December 31 (dollars in thousands):

                                                                                            1998          1997
                                                                                        ------------  ------------
Revolving Credit Facility (see below).................................................  $    360,100  $    275,075
Credit Facility Term Loans (see below)................................................       385,473       700,000
RCA Line of Credit (see below)........................................................        15,000            --
Senior Subordinated Notes due 2008....................................................       150,000            --
Senior Subordinated Notes due 2007....................................................       250,000       250,000
Convertible Subordinated Debentures due 2004, interest at 6% per annum................        83,300        83,300
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum, includes unamortized premium of $1,899 and $2,314 as of December 31, 1998 and 1997,
  respectively........................................................................        22,564        23,029
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum, includes unamortized premium of $96 and $122 as of December 31, 1998 and 1997,
  respectively........................................................................         6,257         6,283
Mortgage notes payable due at various dates through 2005, interest at rates from 8.5%
  to 11.0%, collateralized by various facilities......................................        40,041        42,756
Mortgage notes payable in Spanish pesetas and due at various dates through 2017, interest at rates from 5.6% to 13.3%, collateralized by various facilities in
  Spain...............................................................................        16,268        13,498
Mortgage notes payable in pound sterling and due at various dates in 2015 and 2016, interest at rates from 9.5% to 11.5% per annum, collateralized by various facilities
  in the United Kingdom...............................................................         5,227         8,904
Mortgage notes payable in German marks and due at various dates through 2022, interest
  at rates from 6.3% to 6.8%, collateralized by various facilities in Germany.........         8,148         7,778
Revolving lines of credit with a bank due at various dates through 2001, payable in pound sterling, interest rates of 7.4% and variable rates from 1.0% to 1.8% over the
  FHBR rate ("Finance House Base Rate"), collateralized by the assets of various
  facilities..........................................................................         4,899        90,473
Industrial Revenue Bonds..............................................................        83,919         2,529
Other long-term debt..................................................................        87,078        42,053
                                                                                        ------------  ------------
Total long-term debt..................................................................     1,518,274     1,545,678
Less amounts due within one year......................................................       (50,378)      (56,817)
Less amounts in non-compliance classified as current..................................      (762,243)           --
                                                                                        ------------  ------------
Long-term debt, net of current portion................................................  $    705,653  $  1,488,861
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT (CONTINUED)
    Annual scheduled maturities for the next five years as of December 31, 1998 assuming that debt in non-compliance is remedied are as follows (in thousands):

1999....................................  $   50,378
2000....................................      32,312
2001....................................      50,156
2002....................................      48,223
2003....................................     426,663
Thereafter..............................     910,542
                                          ----------
                                          $1,518,274
                                          ----------
                                          ----------

    In October 1997, the Company entered into a credit agreement with certain lenders, certain co-agents, and NationsBank of Texas, N.A. as administrative lender to replace the Company's prior revolving credit facility. On October 30, 1998, the Company entered into a fourth amendment to the credit agreement (the "Senior Credit Facility"). The Senior Credit Facility initially provided for borrowings by the Company of up to $1.2 billion consisting of $500 million in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0% to 1% or the LIBOR rate plus 0.75% to 2.50%, and $700 million in term loans which bear interest at the prevailing prime rate plus 0% to 1.5% or the LIBOR rate plus 0.75% to 3.0%. LIBOR was 5.06% as of December 31, 1998. In May 1998, the Company permanently reduced the Senior Credit Facility Term Loans by $300.0 million with a portion of the net proceeds from the offerings of the 7% Convertible Trust Issued Preferred Securities (see Note 12) and the 9 3/8% Notes. As a result of the paydown, the Company recorded an extraordinary loss of $6.4 million, net of income tax benefit of $3.7 million. The revolving credit facility matures in November 2003 and the term loans began amortization in March 1998 and will mature in November 2005. The Senior Credit Facility, among other restrictions; (i) requires the Company to maintain certain financial ratios;
(ii) restricts the Company's ability to incur debt and liens, make investments, liquidate or dispose of assets, merge with another corporation, create or acquire subsidiaries, and make acquisitions; and (iii) prohibits the payment of dividends, the acquisition of treasury stock and the prepayment or modification of certain debts of the Company. At December 31, 1998, the Company did not meet the following financial covenants contained in its Senior Credit Facility described below:

DESCRIPTION                                                                      COVENANT
--------------------------------------------------------------------------  ------------------
                                                                            greater than 1.50
Fixed Charge Coverage Ratio...............................................         to 1
                                                                            less than 6.00 to
Leverage Ratio............................................................          1
Minimum Net Worth.........................................................    $672.1 million
                                                                            less than 5.50 to
Senior Debt to EBITDAR Ratio..............................................          1

    The Company has held preliminary discussions with its Lenders to obtain a waiver of the non-compliance with the financial covenants as of December 31, 1998. Further, the Company does not expect to be in compliance with the financial covenants of the Senior Credit Facility during 1999 and its remaining term. The Company is attempting to negotiate an amendment of the Senior Credit Facility to modify the

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT (CONTINUED)
financial covenants so that the financial covenants will be consistent with the Company's revised business plan. However, as of April 19, 1999, no agreement to waive the 1998 non-compliance with the financial covenants or to amend the future financial covenants had been reached. This represents an Event of Default under the Senior Credit Facility.

    An Event of Default under the Senior Credit Facility allows the Lenders to require repayment of all amounts outstanding under the Senior Credit Facility. As a result, as of December 31, 1998, the Company has classified all borrowings under the Senior Credit Facility as current liabilities in the accompanying consolidated balance sheet as of December 31, 1998. The Company does not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility. If such repayment is required by the Lenders, the Company will explore a variety of options, including seeking relief under the United States Bankruptcy Code.

    No further amounts may be borrowed under the Senior Credit Facility. The Senior Credit Facility is collateralized by a pledge of the stock of the majority of the Company's subsidiaries. The Company had borrowings of $360.1 million outstanding under the revolving credit facility, $385.5 million outstanding in term loans, and $44.8 million of outstanding standby letters of credit under the Senior Credit Facility as of December 31, 1998.

    Prior to the RCA Acquisition, RCA entered into a Revolving Line of Credit Agreement ("RCA Line of Credit") with Healthcare Financial Partners ("HCFP") that provides for borrowings by RCA of up to $15.0 million, which bears interest at the prevailing prime rate plus 1% to 2% (9.75% at December 31, 1998) and matures in 2001. The RCA Line of Credit is secured by certain accounts receivable and is guaranteed by certain subsidiaries of the Company. The Company had borrowings of $15.0 million outstanding under the RCA Line of Credit as of December 31, 1998.

    In May 1998, the Company issued $150 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2008 (the "9 3/8 Notes"). The 9 3/8 Notes, which are subject to customary terms and covenants, are redeemable by the Company at a premium after May 1, 2003. The 9 3/8% Notes are senior subordinated, unsecured general obligations of the Company, and they are guaranteed by all existing and future material domestic subsidiaries of the Company.

    In July 1997, the Company issued $250 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes"). The 9 1/2% Notes, which are subject to customary terms and covenants, are redeemable by the Company at a premium, in whole or in part, after July 1, 2002. The 9 1/2% Notes are senior subordinated, unsecured general obligations of the Company, and they are guaranteed by all existing and future material domestic subsidiaries of the Company.

    In 1994 the Company issued $83.3 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2004 which are convertible into shares of the Company's common stock at a conversion price of $21.84, or 3,814,102 shares of the Company's common stock.

    Holders of the 6 1/2% Convertible Subordinated Debentures due 2003 (the
"6 1/2% Debentures") are entitled under the indenture to receive the Mediplex acquisition consideration in respect of each share of Mediplex common stock into which the 6 1/2% Debentures would have been convertible at the time of the acquisition of Mediplex. The Company has agreed to be a co-obligor of the 6 1/2% Debentures. In January 1995, $39.4 million of the 6 1/2% Debentures were converted. Pursuant to the conversion terms

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT (CONTINUED)
under the indenture, the Company paid $13.6 million and issued 1,582,905 shares of the Company's common stock to the converting holder. In addition, the Company paid accrued interest plus a conversion fee of $3.3 million to the converting holder, which was expensed in the first quarter of 1995, to induce conversion. Conversion of the remaining $20.7 million of outstanding 6 1/2% Debentures would require the issuance of an additional 831,197 shares of the Company's common stock and a payment of $7.1 million in cash pursuant to the conversion terms under the indenture relating to the 6 1/2% Debentures.

    The RCA Line of Credit, the 9 3/8% Notes, the 9 1/2% Notes, the 6% and
6 1/2% Convertible Subordinated Debentures all contain cross default provisions that would cause the Company to be in default on their respective covenants if the Company is in default under any mortgage, indenture, or instrument resulting in the acceleration of repayment or default in payment of from $0.1 million to in excess of $20.0 million depending on the terms of the agreement. Such event of default would allow the creditor to demand immediate repayment, and therefore, require the debt to be classified as a current liability. No acceleration of repayment had occurred as of April 19, 1999, and therefore such borrowings are classified as long-term debt in the accompanying consolidated balance sheet as of December 31, 1998.

    The Company has $31.9 million of mortgages with Meditrust (certain Mortgage Notes) as of December 31, 1998 that contain less restrictive covenants than the Senior Credit Facility and include cross default provisions with all other mortgages and leases also financed by Meditrust. The Meditrust mortgages are in non-compliance as of December 31, 1998 because the Company did not meet the fixed charge ratio of at least 1.25 to 1. The Company is attempting to negotiate an amendment to the mortgages' financial covenants so that the financial covenants will be consistent with the Company's revised busniness plan. As of April 19, 1999, no agreement to waive the non-compliance with the 1998 financial covenant or to amend the future financial covenant had been reached. Because the Company is in non-compliance with the terms of the mortgages, Meditrust may declare an event of default. If an event of default were declared, Meditrust could demand immediate repayment of all amounts due under the mortgages and foreclose on four facilities. The amounts owed under the mortgages are classified as a current liability as of December 31, 1998. The Company also has 36 facility leases with Meditrust which are in default due to cross default provisions with the Meditrust mortgages and leases.

    The Company also is the obligor on an outstanding letter of credit with a bank of $3.7 million as of December 31, 1998 to guarantee outstanding debt obligations for a partnership through which the Company acquired a 50% interest. The partnership owns a long-term care facility which is leased to a third-party operator.

    In May 1998, the Company entered into certain interest rate swap transactions with an aggregate notional value of $850.0 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The interest rate swap transactions were designated as hedges for accounting purposes. The amounts to be paid or received were accrued and recognized as an adjustment to interest expense.

    On April 9, 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination will result in a $3 million pre-tax charge in 1999.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) LONG-TERM DEBT (CONTINUED)
    Under the interest rate swap transactions, the Company was a variable rate payor, effectively converting $550.0 million of fixed rate debt and $300.0 million of variable rate Senior Credit Facility debt, which was based on U.S. LIBOR, into variable rate debt based on an index of foreign interest rates. The index of foreign interest rates was based on an equally weighted average of the LIBOR interest rates of Germany and Switzerland and the Bank Bill rate of Australia. All payments were denominated in U.S. dollars. Each interest rate swap included cap protection limiting the Company's exposure to interest rate fluctuations. The following summarizes the terms of the various interest rate swap transactions as of December 31, 1998 based on each transaction's respective interest rate reset dates.

                                       INTEREST RATE
        NOTIONAL           MATURITY  ------------------        MAXIMUM INTEREST
         AMOUNT              DATE     RECEIVE     PAY(1)     RATE PAID AND PERIOD
-------------------------  --------  ----------   -----    ------------------------
$300,000,000.............. 5/2003      5.46%(2)   5.38%      7.0%      (5/2003)

$300,000,000..............  5/2008     7.00%(3)   6.14%      7.0%    (5/1998-5/2001)
                                                             8.5%    (5/2001-5/2008)

$250,000,000..............  7/2002     9.50%(3)   8.92%      9.5%    (5/1998-4/2000)
                                                            10.5%    (4/2000-7/2002)

------------------------

(1) An index of foreign interest rates, reset quarterly (see above description).

(2) U.S. LIBOR, reset quarterly.

(3) Fixed.

(8) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

    The Company has various noncancelable operating leases for facilities with initial lease terms generally ranging from 5 to 23 years and renewal options of 5 to 40 years. Certain of the lease agreements provide for payment escalations coincident with increases in certain economic indices.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under noncancelable leases as of December 31, 1998 are as follows (in thousands):

                                                                       CAPITAL     OPERATING
                                                                       LEASES        LEASES
                                                                     -----------  ------------
1999...............................................................  $    13,146  $    245,180
2000...............................................................       11,544       241,489
2001...............................................................       11,234       229,814
2002...............................................................        9,873       226,377
2003...............................................................        9,287       219,471
Thereafter.........................................................      264,207     1,100,678
                                                                     -----------  ------------

Total minimum lease payments.......................................      319,291  $  2,263,009
                                                                                  ------------
                                                                                  ------------
Less amount representing interest..................................     (211,909)
                                                                     -----------

Present value of net minimum lease payments under capital leases...  $   107,382
                                                                     -----------
                                                                     -----------

    Rent expense under operating leases totaled $251.3 million, $143.9 million, and $91.7 million in 1998, 1997 and 1996, respectively.

    As of December 31, 1998, the Company leases or subleases 68 facilities from affiliates of two directors of the Company which are included in the information above. The aggregate lease expense for these facilities was approximately $21.0 million, $20.2 million, and $16.7 million in 1998, 1997 and 1996, respectively. Future minimum lease commitments related to these facilities total approximately $129.3 million at December 31, 1998. The Company's management believes the terms of all of the foregoing leases are as favorable to the Company as those that could have been obtained from nonrelated parties.

    As of December 31, 1998, the Company was in non-compliance with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. The Company was also in cross default for 14 of its long-term care facilities in the United States. As a result, the lessors under the master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. As of April 19, 1999, the lessors had not exercised their rights under their respective agreements, although there can be no assurance that the lessors will not do so in the future.

(b) CONSTRUCTION COMMITMENTS

    The Company had capital commitments, as of December 31, 1998, under various contracts, including approximately $47.9 million in the United States and L0.9 million ($1.4 million as of December 31, 1998) in the United Kingdom. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States and two long-term care facilities in the United Kingdom.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)
(c) FINANCING COMMITMENTS

    The Company has advanced $37.4 million and has agreed to advance up to a total of $40.0 million, plus an additional $5.0 million to cover accrued interest due and owing to the Company and other lenders, to a developer of assisted living facilities to cover 20% of the costs of the development, construction and operation of assisted living facilities. Advances under this arrangement are part of the Company's assisted living facilities investment that is classified as Assets Held for Sale (see Note 6 above).

(d) LITIGATION

    The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business (see Note 16).

(9) INCOME TAXES

    Income tax expense (benefit) on earnings (losses) before extraordinary loss consists of the following for the year ended December 31 (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  10,009  $  18,441  $  11,930
  State......................................................      6,470      5,918      4,835
  Foreign....................................................       (323)        --        860
                                                               ---------  ---------  ---------
                                                                  16,156     24,359     17,625
                                                               ---------  ---------  ---------

Deferred:
  Federal....................................................     19,653     15,464     10,527
  State......................................................     19,926      3,190      2,268
  Foreign....................................................     (2,158)    (1,860)       510
                                                               ---------  ---------  ---------
                                                                  37,421     16,794     13,305
                                                               ---------  ---------  ---------
  Total......................................................  $  53,577  $  41,153  $  30,930
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Actual tax expense differs from the "expected" tax expense on earnings (losses) before extraordinary loss, computed by applying the U.S. Federal corporate income tax rate of 35% to earnings (losses) before

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(9) INCOME TAXES (CONTINUED)
income taxes and extraordinary loss of the Company as follows for the year ended December 31 (in thousands):

                                                                1998        1997       1996
                                                             -----------  ---------  ---------
Computed "expected" tax (benefit) expense..................  $  (241,445) $  33,559  $  18,363
Adjustments in income taxes resulting from:
  Amortization of goodwill.................................        9,439      3,765      3,045
  Impairment loss..........................................       89,333         --         --
  Increase in valuation allowance..........................      115,478      2,450      7,615
  Loss on sale of subsidiary stock.........................        4,340         --     (2,458)
  Legal and regulatory matters.............................        5,847         --         --
  Loss on planned asset dispositions.......................       59,714         --         --
  State income tax expense, net of Federal income tax
    benefit................................................        4,044      3,041      4,617
  Other....................................................        6,827     (1,662)      (252)
                                                             -----------  ---------  ---------
                                                             $    53,577  $  41,153  $  30,930
                                                             -----------  ---------  ---------
                                                             -----------  ---------  ---------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(9) INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) were comprised of the following as of December 31 (in thousands):

                                                                           1998        1997
                                                                        -----------  ---------
Deferred tax assets:
  Accounts and notes receivable.......................................  $    18,644  $      --
  Accrued liabilities.................................................       42,015     22,057
  Property and equipment..............................................       26,445         --
  Intangible assets...................................................       39,945     18,175
  Carryforward of deductions limited by Internal Revenue Code Section
    382...............................................................        6,250      6,250
  Write-down of assets held for sale and reserve for estimated costs
    of disposal and future operating losses...........................       13,862      6,513
  Deferred income.....................................................        1,565      2,840
  Shareholder settlement..............................................        1,980      1,051
  Alternative minimum tax credit......................................        4,411      3,453
  Jobs and other credit carryforwards.................................        5,454      3,477
  Capital loss carryforwards..........................................        4,023      4,023
  Federal net operating loss carryforwards............................        2,202         --
  State net operating loss carryforwards..............................       10,256      7,313
  United Kingdom trading loss carryforwards...........................       13,371      7,895
  United Kingdom capital loss carryforwards...........................        5,013         --
  Other...............................................................        1,844      2,676
                                                                        -----------  ---------
                                                                            197,280     85,723
                                                                        -----------  ---------

Less valuation allowance:
  Federal.............................................................     (140,680)   (31,195)
  State...............................................................      (27,616)    (5,115)
  United Kingdom......................................................      (12,865)        --
                                                                        -----------  ---------
                                                                           (181,161)   (36,310)
                                                                        -----------  ---------
Total deferred tax assets.............................................       16,119     49,413
                                                                        -----------  ---------

Deferred tax liabilities:
  Property and equipment attributable to United Kingdom operations....       (3,529)   (15,234)
  Property and equipment attributable to United States operations.....           --       (989)
  Accounts receivable.................................................           --     (1,527)
  Partnership investments.............................................       (2,701)      (522)
  Changes in certain subsidiaries' methods of accounting for income
    taxes from cash to accrual basis..................................       (1,899)      (370)
  Other...............................................................       (1,990)    (2,468)
                                                                        -----------  ---------
                                                                            (10,119)   (21,110)
                                                                        -----------  ---------
Deferred tax asset, net...............................................  $     6,000  $  28,303
                                                                        -----------  ---------
                                                                        -----------  ---------

    The Company and a subsidiary have Federal net operating loss ("NOL") carryforwards of $6.3 million with expiration dates from 2004 through 2011. Various subsidiaries have state NOL carryforwards totaling

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(9) INCOME TAXES (CONTINUED)
$185.4 million with expiration dates through the year 2012. In addition, the Company has capital loss carryforwards of approximately $11.5 million, of which $4.5 million will expire in 2001 and $7.0 million will expire in 2004. United Kingdom trading loss carryforwards of $44.6 million and the alternative minimum tax credit carryforwards of $4.4 million have no expiration dates. The $5.3 million of jobs tax credit carryforwards will expire in years 1999 through 2018. Because the realizability of the NOL, tax credit and capital loss carryforwards is uncertain, a valuation allowance has been established against them.

    In 1998, the Company increased the valuation allowance by $115.5 million to reserve for deferred tax assets which may not be realized as a result of the new operating environment under PPS. Also in 1998, the Company established a valuation allowance of $12.5 million for United Kingdom deferred tax assets which may not be realizable. In connection with the deferred tax assets acquired in the acquisition of Mediplex, the Company recorded an $18.0 million valuation allowance. The Company recorded a $5.7 and $5.2 million valuation allowance in 1998 and 1997, respectively, related to the deferred tax assets acquired in the acquisition of Regency, and a $11.2 million valuation allowance in 1998 related to the deferred tax assets acquired in the RCA Acquisition. Tax benefits recognized in future periods attributable to the portions of the valuation allowance established in connection with purchase accounting for acquisitions (totaling $50.3 million) will be allocated to reduce goodwill recorded in connection with these acquisitions.

    The $2.5 million increase in the valuation allowance in 1997 relates to the realizability of capital loss carryforwards.

(10) SUPPLEMENTARY INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

    Supplementary information for the consolidated statements of cash flows is set forth below for the year ended December 31 (in thousands):

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Cash paid during the year ended December 31 for:
  Interest, net of $1,792, $2,023 and $2,472 capitalized
    during 1998, 1997 and 1996, respectively................  $  143,850  $  68,614  $  26,821
  Income taxes..............................................      23,869      8,553      7,608

    The Company's acquisitions during 1998, 1997 and 1996 involved the following for the year ended December 31 (in thousands):

                                                            1998          1997         1996
                                                         -----------  ------------  ----------
Fair value of assets acquired..........................  $   578,333  $  1,159,012  $  145,652
Liabilities assumed....................................     (356,268)     (613,988)    (55,741)
Cash payments or payables to former APTA
  shareholders.........................................           --        19,300     (23,545)
Fair value of stock and warrants issued................     (161,424)         (190)       (961)
                                                         -----------  ------------  ----------
Cash payments made, net of cash received from others...  $    60,641  $    564,134  $   65,405
                                                         -----------  ------------  ----------
                                                         -----------  ------------  ----------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments as of December 31 are as follows (in thousands):

                                                                      1998                        1997
                                                           --------------------------  --------------------------
                                                             CARRYING                    CARRYING
                                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                           ------------  ------------  ------------  ------------
Cash and cash equivalents................................  $     27,504  $     27,504  $     21,020  $     21,020
Long-term debt including current portion:
  Practicable to estimate fair value.....................     1,251,437     1,088,178     1,626,842     1,640,814
  Not practicable to estimate fair value.................       265,248            --            --            --
Convertible Trust Issued Preferred Securities............       345,000       144,900            --            --

    The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt was estimated based on quoted market prices and information received from an international investment banking firm that is experienced with such securities. The fair value of the Convertible Trust Issued Preferred Securities were estimated based on information received from an international investment banking firm that is experienced with such securities.

(12) CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

    In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7% convertible trust issued preferred securities due 2028 (the "CTIPS") with a liquidation amount of $25 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders are entitled to receive cumulative cash distributions at an annual rate of 7%, payable quarterly. Payment of the cash distributions and principal are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. If cash distributions are deferred, distribution on the CTIPS will continue to accrue interest at the annual rate of 7%. The obligations of Sun are subordinate and junior in right of payment to all other liabilities of Sun and PARI PASSU with the most senior preferred stock issued by Sun. The Company may redeem the CTIPS at any time after May 3, 2001 at their principal amount multiplied by 1.04 if redeemed before May 3, 2002; 1.03 if redeemed before May 3, 2003; 1.02 if redeemed before May 3, 2004; 1.01 if redeemed before May 3, 2005; and 1.00 if redeemed after May 3, 2005. In general, the holders of the CTIPS have no voting rights.

    On April 14, 1999, Sun announced that it will exercise its right to defer the cash distribution payable on May 1, 1999.

(13) CAPITAL STOCK

(a) COMMON STOCK REPURCHASE

    In 1998 and 1997, the Company repurchased 71,661 and 23,091 shares of its outstanding common stock at a cost of $1.4 million and $0.5 million, respectively. In the first quarter of 1996, the Company

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(13) CAPITAL STOCK (CONTINUED)
repurchased 2,030,116 shares of its outstanding common stock at a cost, including commissions, of $25.1 million.

(b) STOCK OPTION PLANS

    STOCK INCENTIVE PLANS

    The Company has stock incentive plans for certain employees, officers, and consultants of the Company. Awards made under the plans may be in the form of stock options, stock appreciation rights, stock awards, performance share awards or other stock-based awards. The Board of Directors or a committee appointed by the Board of Directors determines the vesting schedule and the option price, which is generally not to be less than the fair market value per share of the Company's common stock at the date of grant. Options granted prior to March 1996 generally vest at the end of three years and expire ten years from the date of grant. Options granted during and after March 1996 generally vest ratably over three years and expire ten years from the date of grant. As of December 31, 1998, options for 4,253,369 shares were outstanding, options for 1,901,749 shares were vested and 2,615,082 shares were available for future grants under the stock incentive plans for officers, certain employees and consultants. Exercise prices of outstanding options to purchase shares of the Company's common stock range from $5.25 to $24.00.

    In 1998, the Company awarded 14,000 shares of restricted stock to three executives. Such shares generally vest over a four year period. In 1998, 5,066 of these shares vested.

    In 1997, the Company awarded 783,000 shares of restricted stock to ten executives. The related compensation expense is recognized ratably over the vesting periods of four to five years. As of December 31, 1998, 263,000 of these restricted shares have vested.

    In connection with the RCA Acquisition, the Company issued options to purchase 722,666 shares of its common stock in exchange for outstanding RCA and Contour stock options. Exercise prices for these stock options range from $13.21 to $31.59 per share. As of December 31, 1998, options for 349,852 shares were outstanding and vested.

    On April 13, 1999, the Board of Directors approved a plan to offer holders of certain employee stock options the right to exchange outstanding stock options for new stock options. The new stock options will allow the holders to receive fewer shares of the Company's common stock, but the exercise price for these new stock options will be lower than the exercise price for the outstanding stock options. Stock option holder eligible for this exchange may elect to accept the offer until April 30, 1999. These new stock options will be subject to a three year vesting schedule and will be accounted for as variable options.

    DIRECTOR STOCK INCENTIVE PLANS

    The Company has stock incentive plans for nonemployee directors, which provide for grants of nonqualified options, stock appreciation rights, stock awards, performance share awards or other stock-based awards. Beginning in 1997, all nonemployee directors receive an annual grant of options for 4,000 shares at a price not less than fair market value of the Company's common stock at the date of grant and an annual grant of 2,000 restricted stock awards. All awards vest ratably over three years and stock option awards expire ten years after the date of grant. Exercise prices of outstanding options to purchase shares of

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(13) CAPITAL STOCK (CONTINUED)
common stock range from $9.50 to $21.88. Nonemployee directors have the option of electing to receive a portion of their annual board compensation in the form of restricted stock awards which vest in quarterly increments over one year. During the years ended December 31, 1998 and 1997, the Company awarded an aggregate of 21,222 and 15,080 shares of restricted stock, respectively, to nonemployee directors which will be expensed over the vesting period. As of December 31, 1998, 8,138 of the restricted shares are vested and the remainder vest ratably over one to three years. As of December 31, 1998, options for 144,500 shares were outstanding, options for 82,254 shares have vested and 342,000 shares were available for future grant under the stock incentive plans for nonemployee directors.

    The following is a summary of the status of the Company's Stock Incentive Plans, the Director Stock Incentive Plans and assumed option plans from acquisitions as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates (shares in thousands):

                                           1998                         1997                          1996
                                --------------------------  ----------------------------  ----------------------------
                                               WEIGHTED                      WEIGHTED                      WEIGHTED
                                               AVERAGE                       AVERAGE                       AVERAGE
                                 SHARES     EXERCISE PRICE    SHARES      EXERCISE PRICE    SHARES      EXERCISE PRICE
                                ---------   --------------  -----------   --------------  -----------   --------------
Outstanding at beginning of
  year........................      3,339   $      16.90         3,348    $      15.91         3,648    $      16.12
Granted
  Price equals fair value.....      2,781          15.54           814           18.06           441           13.74
  Price is less than fair
    value.....................         --             --            --              --            15           11.00
Exercised.....................        (37)         13.96          (487)          11.25          (106)          11.09
Cancelled.....................     (1,335)         14.44          (336)          17.28          (650)          16.54
                                                                 -----                         -----
Outstanding at year-end.......      4,748          16.75         3,339           16.90         3,348           15.91
                                ---------                        -----                         -----
                                ---------                        -----                         -----

Options exercisable at
  year-end....................      2,334          17.17         1,210           17.25           796           11.53
                                ---------                        -----                         -----
                                ---------                        -----                         -----

Options available for future
  grant.......................                                   3,950                         3,022
                                                                 -----                         -----
                                                                 -----                         -----

Weighted average fair value of
  options granted during the
  year........................  $    8.02                    $    5.89                     $    5.41
                                ---------                        -----                         -----
                                ---------                        -----                         -----

    The fair value of each option granted in 1998, 1997 and 1996 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                  1998      1997     1996
                                ---------   -----    -----
Expected Life (in years)......          4       4        4
Risk-free Interest Rate.......       5.50%   6.26%    5.37%
Expected Volatility...........         66%     42%      41%
Dividend Yield................         --      --       --

    Had compensation cost for the Company's 1998, 1997 and 1996 option grants been determined consistent with SFAS 123 (see Note 1(n)) which establishes fair value as the measurement basis for stock-

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(13) CAPITAL STOCK (CONTINUED)
based awards, the Company's net earnings (losses) and net earnings (losses) per share for 1998, 1997 and 1996 would approximate the pro forma amounts below (in thousands, except per share data):

                                                         1998                      1997                      1996
                                               ------------------------  ------------------------  ------------------------
                                               AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                               -----------  -----------  -----------  -----------  -----------  -----------
Net earnings (losses)........................   $(753,693)  $  (759,169)  $  34,801    $  32,804    $  21,536    $  19,548
Net earnings (losses) per share
  Basic......................................   $  (14.49)  $    (14.60)  $    0.75    $    0.71    $    0.46    $    0.42
  Diluted....................................   $  (14.49)  $    (14.60)  $    0.74    $    0.70    $    0.46    $    0.42

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated.

    The following table summarizes information about stock options outstanding as of December 31, 1998 (shares in thousands):

                                                                                              OPTIONS EXERCISABLE
                                                      OPTIONS OUTSTANDING                 ----------------------------
                                        ------------------------------------------------                   WEIGHTED
                                                      WEIGHTED AVERAGE       WEIGHTED                       AVERAGE
                                          NUMBER          REMAINING          AVERAGE         NUMBER        EXERCISE
RANGE OF EXERCISE PRICE                 OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   OUTSTANDING       PRICE
--------------------------------------  -----------  -------------------  --------------  -------------  -------------
$ 5.25 - $9.50........................        480              7.94       $       7.75            281      $    9.48
 11.00 -  15.84.......................        878              6.22              13.46            538          12.92
 16.07 -  19.44.......................      2,510              7.77              17.80            867          18.37
 20.00 -  31.59.......................        880              6.91              21.95            651          22.41
                                        -----------                                             -----
                                            4,748              7.34       $      16.75          2,337      $   17.17
                                        -----------                                             -----
                                        -----------                                             -----

(c) WARRANTS

    In connection with the RCA Acquisition, the Company issued warrants to purchase 451,685 shares of the Company's common stock at prices ranging from $1.99 to $11.89 per share in exchange for outstanding warrants of RCA and Contour.

(d) GRANTOR STOCK TRUST

    In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37.7 million. The Trust was created to fund future obligations under certain of the Company's benefit plans, including, but not limited to, stock option plans, a stock purchase plan, health insurance plans and employee compensation. The sale of the shares to the Trust was recorded as an increase in stockholders' equity with a corresponding reduction for the value of the shares held by the Trust. As stock is released from the Trust to satisfy certain employee compensation and benefit plans, the number and the related fair value of shares held by the Trust is reduced and stockholders' equity increases correspondingly. As of December 31, 1998, the Trust held 1,989,132 shares of the Company's common stock.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(13) CAPITAL STOCK (CONTINUED)
    The Trust delivered to the Company a promissory note for approximately $37.7 million. The cash portion of the purchase price of approximately $31,000 represents the par value of the shares of the Company's common stock sold to the Trust. Amounts owed by the Trust will be repaid periodically with cash received from the Company or will be forgiven by the Company thereby enabling the release of shares from the Trust to satisfy the Company's obligations for certain employee compensation and benefit plans.

(14) EARNINGS PER SHARE

    Earnings per share is calculated as follows for the year ended December 31 (in thousands, except per share data):

                                                                                   1998         1997       1996
                                                                                -----------  ----------  ---------
BASIC:
Net earnings (losses) before extraordinary loss...............................  $  (743,419) $   54,729  $  21,536
Net earnings (losses).........................................................     (753,693)     34,801     21,536
Weighted average shares outstanding...........................................       52,008      46,329     46,360
Earnings (losses) per share:
  Net earnings (losses) before extraordinary loss.............................  $    (14.29) $     1.18  $    0.46
  Net earnings (losses).......................................................  $    (14.49) $     0.75  $    0.46

DILUTED:
Net earnings (losses) before extraordinary loss used in basic calculation.....  $  (743,419) $   54,729  $  21,536
Income impact of assumed conversions..........................................           --       3,410         --
                                                                                -----------  ----------  ---------
Adjusted net earnings (losses) before extraordinary loss......................     (743,419)     58,139     21,536
Extraordinary loss............................................................      (10,274)    (19,928)        --
                                                                                -----------  ----------  ---------
Net earnings (losses).........................................................  $  (753,693) $   38,211  $  21,536
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

Weighted average shares used in basic calculation.............................       52,008      46,329     46,360
Effect of dilutive securities:
  Stock options and warrants..................................................           --         832        508
  Assumed conversion of convertible debt......................................           --       4,690         --
                                                                                -----------  ----------  ---------

Weighted average common and common equivalent shares outstanding..............       52,008      51,851     46,868
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

Earnings (losses) per share:
  Net earnings (losses) before extraordinary loss.............................  $    (14.29) $     1.12  $    0.46
  Net earnings (losses).......................................................  $    (14.49) $     0.74  $    0.46

(15) PREFERRED STOCK PURCHASE RIGHTS

    On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of common stock. The Rights are currently not exercisable or

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(15) PREFERRED STOCK PURCHASE RIGHTS (CONTINUED) transferable apart from the common stock and have no voting rights. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share. The Rights become exercisable ten business days following the date a person or group of affiliated persons acquires 15% or more of the Company's common stock, or announces a tender or exchange offer which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding Company's common stock. The Rights also become exercisable if any person, who is the beneficial owner of 15% or more of the Company's common stock as of the date of record, acquires an additional 1% or more of the outstanding Company's common stock. The Rights may be redeemed by the Company at a price of $.001 per Right before their expiration on June 2, 2005.

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

(16) OTHER EVENTS

(a) GOVERNMENT INVESTIGATIONS

    In January 1995, the Company learned that it was the subject of a pending Federal investigation (the "Federal Investigation"). The investigating agencies were the United States Department of Health and Human Services' Office of Inspector General ("OIG") and the United States Department of Justice. Although the government never specified the full scope of the investigation, it focused principally on whether the Company's rehabilitation therapy subsidiary provided and/or billed for unnecessary or unordered therapy services to residents of skilled nursing facilities; and whether the Company's long-term care subsidiary properly disclosed its relationship with the Company's rehabilitation therapy subsidiary and properly sought reimbursement for services provided by that subsidiary.

    In July 1997, the Criminal Division of the U.S. Department of Justice informed the Company that it had completed its investigation of the Company, and that it would not initiate any actions against the Company or any individuals. In the summer of 1998, the OIG informed the Company that it had no present intention of initiating any civil or administrative actions against the Company or any individuals or seeking monetary damages or other relief with respect to the issues in the Federal Investigation, and the Civil Division of the Department of Justice similarly informed the Company that it has determined not to proceed any further at that time with the Federal Investigation. No assurance can be given that the government will not proceed with any investigation at a later time or initiate additional investigations based on the same or other legal or regulatory concerns.

    In 1996, the Connecticut Attorney General's office and the Connecticut Department of Social Services ("DSS") began an investigation and initiated a hearing in order to determine whether the Company's long-term care subsidiary submitted false and misleading fiscal information on its 1993 and 1994 Medicaid cost reports. In 1997, the investigation was expanded to cover information for the 1995 cost year as well as cost reporting periods prior to 1993. In February 1999, the Company and the DSS reached a settlement of the investigation pursuant to which the Company paid the DSS $1.4 million and agreed to forego appealing cetain outstanding claims.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(16) OTHER EVENTS (CONTINUED)
(b) LITIGATION

    In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

    In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co., Inc and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing relate to activities prior to June 30, 1998, the date of the RCA Acquisition. Florida's allegations include violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. If the defendant entities are convicted, they could be banned from participating in the Florida Medicaid program. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

    Between August 25, 1997 and October 24, 1997, ten putative class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased RCA Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA's profitability. Generally, each of the Actions seeks unspecified compensatory damages, pre-judgement and post judgement interest, attorneys' fees and costs and other equitable and injunctive relief.

    On November 25, 1997, RCA, the Company and representatives of the plaintiffs in the Actions entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9.0 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). All of the parties have signed the Settlement Agreement and it will become final upon court approval. Upon court approval of the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. No assurance can be given that the Settlement will become final.

    The Company and certain of its subsidiaries are defendants in two QUI TAM lawsuits brought by private citizens in the United States District Court for the Eastern District of California alleging violations of the

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(16) OTHER EVENTS (CONTINUED)
Federal False Claims Act. The plaintiffs allege that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs, and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

(c) OTHER INQUIRIES

    From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by predecessor operators of the Company's skilled nursing facilities. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time the Company is unable to predict the outcome of any existing or future examinations.

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

                               DECEMBER 31, 1998

(17) SUMMARIZED FINANCIAL INFORMATION

    The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Debentures and the 11 3/4% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                   AS OF DECEMBER 31,
                                -------------------------
                                  1998             1997
                                --------         --------
Current assets................  $113,585         $108,232
Noncurrent assets.............   225,586          391,048
Current liabilities...........    13,165           26,016
Noncurrent liabilities........    69,454           72,373
Due to parent.................   206,161          165,207

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          1998         1997        1996
                                                       -----------  ----------  ----------
Net revenues.........................................  $   581,288  $  507,750  $  457,748
                                                       -----------  ----------  ----------
Costs and expenses...................................      546,833     486,541     438,799
Impairment loss......................................      147,990          --          --
                                                       -----------  ----------  ----------
Earnings (losses) before intercompany charges and
  income taxes.......................................     (113,535)     21,209      18,949
Intercompany charges (1).............................       75,376      78,957      50,133
                                                       -----------  ----------  ----------
Earnings (losses) before income taxes................     (188,911)    (57,748)    (31,184)
Income tax benefit...................................       (3,619)    (18,326)     (9,757)
                                                       -----------  ----------  ----------
Net losses...........................................  $  (185,292) $  (39,422) $  (21,427)
                                                       -----------  ----------  ----------
                                                       -----------  ----------  ----------

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $23.0 million, $32.3 million and $29.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Royalty fees charged to Mediplex for the years ended December 31, 1998, 1997 and 1996, for the use of Sun trademarks were $10.8 million, $7.4 million and $6.7 million, respectively. Intercompany interest charged to Mediplex for the years ended December 31, 1998, 1997 and 1996, for advances from Sun was $41.6 million, $39.3 million and $14.4 million, respectively.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table reflects restated unaudited quarterly financial data for fiscal 1998. As announced on April 5, 1999, the Company determined that its acquisition of RCA should be accounted for as a purchase and not a pooling of interests, as previously reported. The basis for the determination was the Company's recent decision to dispose of general non-core businesses. In addition, the Company determined that certain fourth quarter charges should have been recorded in previous 1998 quarters. As a result, the Company has restated its previously reported financial results for the second and third quarters

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(18) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) of the fiscal year ended December 31, 1998. The Company's unaudited restated consolidated quarterly financial data follows (in thousands, except per share data) (1):

                                       YEAR ENDED DECEMBER 31, 1998
                                -------------------------------------------
                                                                   FOURTH
                                 FIRST     SECOND       THIRD      QUARTER
                                QUARTER   QUARTER      QUARTER       (4)
                                --------  --------     --------   ---------
Total net revenues, as
  reported....................  $741,490  $753,269(2)  $826,656   $ 780,170
  Adjustment..................        --      (877)     (12,248)         --
                                --------  --------     --------   ---------
Total net revenues, as
  adjusted....................  $741,490  $752,392     $814,408   $ 780,170
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
Earnings before income taxes
  and extraordinary loss, as
  reported....................  $ 31,977  $ 11,858(2)  $ 20,351   $(720,976)
  Revenue adjustments.........        --       877       12,248          --
  Expense adjustments:
    Operating expenses........        --     3,588          802          --
    Corporate general and
      administrative
      expenses................        --       590        1,295          --
    Provision for losses on
      accounts receivable.....        --     4,810        3,827          --
    Loss on sale of assets....        --        --        2,185          --
    Legal and regulatory
      matters.................        --       425          938          --
    RCA goodwill
      amortization............        --        --        1,467          --
                                --------  --------     --------   ---------
      Total expense
        adjustments...........        --     9,413       10,514          --
Earnings (losses) before
  income taxes and
  extraordinary losses, as
  adjusted....................  $ 31,977  $  1,568     $ (2,411)  $(720,976)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
Net earnings (losses) before
  extraordinary loss, as
  reported....................  $ 18,387  $  8,534(2)  $ 11,496   $(761,529)
  Total revenue adjustments...        --      (877)     (12,248)         --
  Total expense adjustments...        --    (9,413)     (10,514)         --
  Total tax adjustments.......        --     2,509       10,236          --
                                --------  --------     --------   ---------
Net earnings (losses) before
  extraordinary loss, as
  adjusted....................  $ 18,387  $    753     $ (1,030)  $(761,529)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
Extraordinary loss, as
  reported....................  $     --  $ 10,120(3)  $     --   $     154
Net earnings (losses), as
  reported....................    18,387    (1,586)(2)   11,496    (761,683)
  Total revenue adjustments...        --      (877)     (12,248)         --
  Total expense adjustments...        --    (9,413)     (10,514)         --
  Total tax adjustments.......        --     2,509       10,236          --
                                --------  --------     --------   ---------
Net earnings (losses) as
  adjusted....................  $ 18,387  $ (9,367)    $ (1,030)  $(761,683)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
Per share data, as adjusted
Net earnings (losses) before
  extraordinary loss(1):
  Basic.......................  $   0.39  $   0.02     $  (0.02)  $  (13.34)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
  Diluted.....................  $   0.37  $   0.02     $  (0.02)  $  (13.34)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
Net earnings (losses)(1):
  Basic.......................  $   0.39  $  (0.20)    $  (0.02)  $  (13.34)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------
  Diluted.....................  $   0.37  $  (0.20)    $  (0.02)  $  (13.34)
                                --------  --------     --------   ---------
                                --------  --------     --------   ---------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(18) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                           YEAR ENDED DECEMBER 31, 1997
                                                                  -----------------------------------------------
                                                                    FIRST       SECOND      THIRD       FOURTH
                                                                   QUARTER     QUARTER     QUARTER    QUARTER (5)
                                                                  ----------  ----------  ----------  -----------
Total net revenues..............................................  $  398,636  $  447,545  $  486,172   $ 678,466
Earnings before income taxes and extraordinary loss.............      26,127      29,214      31,836       8,704
Net earnings before extraordinary loss..........................      15,937      17,821      19,420       1,551
Extraordinary loss..............................................          --          --          --      19,928
                                                                  ----------  ----------  ----------  -----------
Net earnings (losses)...........................................  $   15,937  $   17,821  $   19,420   $ (18,377)
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------

Net earnings (losses) per common and common equivalent share:

Net earnings before extraordinary loss (1):
  Basic.........................................................  $     0.35  $     0.39  $     0.42   $    0.03
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------
  Diluted.......................................................  $     0.33  $     0.36  $     0.39   $    0.03
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------

Net earnings (losses)(1):
  Basic.........................................................  $     0.35  $     0.39  $     0.42   $   (0.39)
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------
  Diluted.......................................................  $     0.33  $     0.36  $     0.39   $   (0.39)
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------

------------------------

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year (see Note 1(o)).

(2) "As reported" for the three months ended June 30, 1998 excludes the operations of RCA which were acquired on June 30, 1998 in a business combination accounted for as a purchase.

(3) In the second quarter of 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million, in relation to the permanent paydown of $300.0 million of the term loan portion of the credit facility and $3.7 million related to the retirement of $5.0 million of Contour convertible debentures purchased by the Company.

(4) The fourth quarter of 1998 includes a SFAS 121 impairment charge of $397.5 million, a charge of $196.2 million in connection with the disposition of certain assets and termination of certain long-term leases, an income tax expense charge of $115.5 million related to an increase in the valuation allowance for certain expected future income tax deductions or loss carryforwards which may not be realized, and a charge of $7.3 million related to software development costs. Additionally, restructuring charges totaling $4.6 million were recorded in the fourth quarter of 1998.

(5) The fourth quarter of 1997 includes a charge of $7.0 million recognized by the Company in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $17.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency's 9.875% Senior Subordinated Notes due 2002 and an extraordinary loss of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's credit facility.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(19) SEGMENT INFORMATION

    The Company adopted SFAS 131 in 1998, which changes the way the Company reports information from its operating segments. Segment information from 1997 and 1996 has been reclassified from the prior year's presentation to conform to the 1998 presentation. Previously the Company identified segments based on geographic location.

    The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, sub-acute and related ancillary care services to nursing home patients. In addition to services provided in the United States, the Company provides services in the United Kingdom, Spain, Germany and Australia.

    The following summarizes the services provided by the Company's reportable and other segments:

    INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services, as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.

    REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy services to affiliated and nonaffiliated skilled nursing facilities.

    PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical company and a medical supply company. The pharmaceutical company provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply company provides medical supplies primarily to long-term care and sub-acute care facilities.

    INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain, Australia and Germany as well as acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia. International operations also include outpatient therapy service operations in Canada. The Company sold certain of these operations in 1998 and completed the sale of the remaining operations in the first quarter of 1999.

    OTHER OPERATIONS: This segment includes temporary therapy services, assisted living services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company primarily evaluates segment performance based on profit or loss from operations after allocated expenses and before income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters, restructuring costs, etc. are not considered in the evaluation of segment performance. Allocated expenses include intercompany charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. The Company accounts for intersegment sales and provision of services at market prices.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(19) SEGMENT INFORMATION (CONTINUED)
    Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, deferred tax assets, notes receivable, property, plant and equipment, unallocated intangible assets and goodwill.

    Although corporate assets include unallocated intangible assets, the amortization of these items is reflected in the results of operations of the associated segment.

    The Company's reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

                                             REHABILITATION
                                                  AND       PHARMACEUTICAL
                                              RESPIRATORY    AND MEDICAL
                                 INPATIENT      THERAPY         SUPPLY      INTERNATIONAL    OTHER                  INTERSEGMENT
                                 SERVICES      SERVICES        SERVICES      OPERATIONS   OPERATIONS    CORPORATE   ELIMINATIONS
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------

FOR THE YEAR ENDED DECEMBER 31, 1998

Total Net Revenues............  $ 2,045,270   $   678,803     $  254,455     $  285,267    $ 283,326   $        --   $ (458,661)
Operating expenses, corporate
  general and administrative
  expenses, and provision for
  losses on accounts
  receivable..................    1,970,887       458,464        232,219        264,927      280,000       137,809     (450,804)
Depreciation and
  amortization................       41,223         9,727         10,755         19,296        8,968        12,546           --
Interest, net.................        6,422           (18)           409         19,412        3,853       105,333           --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
Earnings (losses) before
  corporate allocations.......       26,738       210,630         11,072        (18,368)      (9,495)     (255,688)      (7,857)
Corporate interest
  allocation..................       49,683        16,300         10,653         22,844        8,992      (108,472)          --
Corporate management fees.....       86,777        34,486         10,148          2,694         (718)     (125,530)      (7,857)
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
Net segment earnings
  (losses)....................  $  (109,722)  $   159,844     $   (9,729)    $  (43,906)   $ (17,769)  $   (21,686)  $       --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------

Intersegment revenues.........  $        --   $   344,118     $   78,954     $       --    $  35,589   $        --   $ (458,661)
Identifiable segment assets...  $   661,349   $   203,365     $  141,664     $  419,660    $ 230,969   $ 1,427,243   $ (616,212)
Segment capital expenditures,
  net.........................  $    68,145   $     5,393     $   19,307     $    4,755    $  27,580   $    40,257   $   (5,021)


                                CONSOLIDATED
                                ------------
FOR THE YEAR ENDED DECEMBER 31
Total Net Revenues............   $3,088,460
Operating expenses, corporate
  general and administrative
  expenses, and provision for
  losses on accounts
  receivable..................    2,893,502
Depreciation and
  amortization................      102,515
Interest, net.................      135,411
                                ------------
Earnings (losses) before
  corporate allocations.......      (42,968)
Corporate interest
  allocation..................           --
Corporate management fees.....           --
                                ------------
Net segment earnings
  (losses)....................   $  (42,968)
                                ------------
                                ------------
Intersegment revenues.........   $       --
Identifiable segment assets...   $2,468,038
Segment capital expenditures,
  net.........................   $  160,416

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(19) SEGMENT INFORMATION (CONTINUED)

                                             REHABILITATION
                                                  AND       PHARMACEUTICAL
                                              RESPIRATORY    AND MEDICAL
                                 INPATIENT      THERAPY         SUPPLY      INTERNATIONAL    OTHER                  INTERSEGMENT
                                 SERVICES      SERVICES        SERVICES      OPERATIONS   OPERATIONS    CORPORATE   ELIMINATIONS
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1997

Total Net Revenues............  $ 1,249,861   $   466,358     $  157,336     $  198,155    $ 165,906   $        --   $ (226,796)
Operating expenses, corporate
  general and administrative
  expenses, and provision for
  losses on accounts
  receivable..................    1,153,712       315,528        135,375        173,546      154,411        71,050     (226,796)
Depreciation and
  amortization................       22,655         4,196          3,311         15,509        2,243         8,716           --
Interest, net.................        4,144           (53)            92         16,608          (91)       53,782           --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
Earnings (losses) before
  corporate allocations.......       69,350       146,687         18,558         (7,508)       9,343      (133,548)          --
Corporate interest
  allocation..................       18,779         8,869          5,169         17,175        3,900       (53,892)          --
Corporate management fees
  allocation..................       48,952        18,804          6,162          1,963        1,925       (77,806)          --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
Net segment earnings
  (losses)....................  $     1,619   $   119,014     $    7,227     $  (26,646)   $   3,518   $    (1,850)  $       --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------

Intersegment revenues.........  $        --   $   180,303     $   32,648     $       --    $  13,845   $        --   $ (226,796)
Identifiable segment assets...  $   611,752   $   211,526     $  110,811     $  566,136    $  51,739   $ 1,771,041   $ (743,769)
Segment capital expenditures,
  net.........................  $    25,104   $     8,575     $    4,580     $   51,231    $     712   $    12,960   $       --

FOR THE YEAR ENDED DECEMBER 31, 1996

Total Net Revenues............  $   833,116   $   324,336     $   91,072     $   61,337    $ 267,965   $        --   $ (261,518)
Operating expenses, corporate
  general and administrative
  expenses, and provision for
  losses on accounts
  receivable..................      790,032       227,373         76,951         54,339      254,631        43,068     (261,518)
Depreciation and
  amortization................       19,047         2,638          1,765          3,454        2,876         4,037           --
Interest, net.................        4,243           (17)            (6)         1,122          177        20,380           --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
Earnings (losses) before
  corporate allocations.......       19,794        94,342         12,362          2,422       10,281       (67,485)          --
Corporate interest
  allocation..................        8,532         6,286          2,426            595        3,327       (21,166)          --
Corporate management fees.....       33,496        13,389          3,628          5,200        1,692       (57,405)          --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
Net segment earnings
  (losses)....................  $   (22,234)  $    74,667     $    6,308     $   (3,373)   $   5,262   $    11,086   $       --
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------
                                -----------  -------------  --------------  ------------  -----------  -----------  ------------

Intersegment revenues.........  $        --   $   116,449     $   20,745     $       --    $ 124,324   $        --   $ (261,518)
Identifiable segment assets...  $   343,343   $   125,527     $   49,528     $  181,297    $  53,750   $   982,867   $ (506,886)
Segment capital expenditures,
  net.........................  $    36,156   $     4,265     $    1,874     $   19,261    $     983   $    13,684   $       --


                                CONSOLIDATED
                                ------------
FOR THE YEAR ENDED DECEMBER 31
Total Net Revenues............   $2,010,820
Operating expenses, corporate
  general and administrative
  expenses, and provision for
  losses on accounts
  receivable..................    1,776,826
Depreciation and
  amortization................       56,630
Interest, net.................       74,482
                                ------------
Earnings (losses) before
  corporate allocations.......      102,882
Corporate interest
  allocation..................           --
Corporate management fees
  allocation..................           --
                                ------------
Net segment earnings
  (losses)....................   $  102,882
                                ------------
                                ------------
Intersegment revenues.........   $       --
Identifiable segment assets...   $2,579,236
Segment capital expenditures,
  net.........................   $  103,162
FOR THE YEAR ENDED DECEMBER 31
Total Net Revenues............   $1,316,308
Operating expenses, corporate
  general and administrative
  expenses, and provision for
  losses on accounts
  receivable..................    1,184,876
Depreciation and
  amortization................       33,817
Interest, net.................       25,899
                                ------------
Earnings (losses) before
  corporate allocations.......       71,716
Corporate interest
  allocation..................           --
Corporate management fees.....           --
                                ------------
Net segment earnings
  (losses)....................   $   71,716
                                ------------
                                ------------
Intersegment revenues.........   $       --
Identifiable segment assets...   $1,229,426
Segment capital expenditures,
  net.........................   $   76,223

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(19) SEGMENT INFORMATION (CONTINUED)
    The following tables reconcile segment earnings (losses) to consolidated earnings (losses) before income taxes and extraordinary items:

                                                        FOR THE YEAR ENDED  FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                        DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                                        ------------------  ------------------  ------------------
Net segment earnings (losses).........................     $    (42,968)       $    102,882         $   71,716
Legal and regulatory matters..........................          (22,456)                 --            (19,250)
Loss on sale of assets................................         (206,205)             (7,000)                --
Impairment loss.......................................         (397,492)                 --                 --
Restructuring costs...................................           (4,558)                 --                 --
Dividends on convertible preferred securities of
  subsidiary..........................................          (16,163)                 --                 --
                                                             ----------            --------           --------
  Earnings (losses) before income taxes and
    extraordinary loss................................     $   (689,842)       $     95,882         $   52,466
                                                             ----------            --------           --------
                                                             ----------            --------           --------

(20) SUMMARIZED CONSOLIDATING INFORMATION

    In connection with the Company's offering of the 9 1/2% Notes in July 1997 and the 9 3/8% Notes in May, 1998 all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the 9 1/2% Notes and 9 3/8% Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

    The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the 9 1/2% Notes and the 9 3/8% Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the Company's subsidiaries to transfer funds to the Company, except as provided by appropriate law.

    Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company, the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the 9 1/2% Notes and the 9 3/8% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                            COMBINED       COMBINED
                                              PARENT       GUARANTOR    NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                           -------------  ------------  --------------  -----------  ------------
Current assets:
Cash and cash equivalents................  $      (9,964) $     26,406    $   11,062    $        --   $   27,504
Accounts receivable, net.................            311       485,293        60,313         (7,588)     538,329
Other receivables........................         14,304        17,600        16,169             --       48,073
Inventory, net...........................             13        39,640         9,209             --       48,862
Prepaids and other assets................          2,651         9,151         1,289             --       13,091
Income tax receivable....................         15,874            --            --             --       15,874
                                           -------------  ------------  --------------  -----------  ------------
  Total current assets...................         23,189       578,090        98,042         (7,588)     691,733
                                           -------------  ------------  --------------  -----------  ------------
Property and equipment, net..............         66,341       228,732       306,197             --      601,270
Goodwill, net............................             --       669,785       126,160             --      795,945
Notes receivable.........................         21,999           693         9,642             --       32,334
Assets held for sale.....................             --       192,447            --             --      192,447
Other assets, net........................         75,710        50,287        22,312             --      148,309
Investment in subsidiaries...............           (904)           --            --            904           --
Deferred tax assets......................          6,000            --            --             --        6,000
                                           -------------  ------------  --------------  -----------  ------------
  Total assets...........................  $     192,335  $  1,720,034    $  562,353    $    (6,684)  $2,468,038
                                           -------------  ------------  --------------  -----------  ------------
                                           -------------  ------------  --------------  -----------  ------------
Current liabilities:
Current portion of long-term debt........  $     728,032  $     57,212    $   27,377    $        --   $  812,621
Current portion of obligations under
  capital leases.........................          1,134         2,333           236             --        3,703
Accounts payable.........................         63,170        17,192        21,369         (7,588)      94,143
Accrued compensation and benefits........         19,160        69,510        13,421             --      102,091
Accrued interest.........................         19,616         5,957           522             --       26,095
Accrued self-insurance obligations.......         (2,713)       56,241         1,337             --       54,865
Other accrued liabilities................         23,699        77,128        37,024             --      137,851
                                           -------------  ------------  --------------  -----------  ------------
  Total current liabilities..............        852,098       285,573       101,286         (7,588)   1,231,369
                                           -------------  ------------  --------------  -----------  ------------
Long-term debt, net of current portion...        502,822       162,061        40,770             --      706,653
Obligations under capital leases, net of
  current portion........................             --        27,731        75,948             --      103,679
Other long-term liabilities..............             --        39,123         1,938             --       41,061
                                           -------------  ------------  --------------  -----------  ------------
  Total liabilities......................      1,354,920       514,488       219,942         (7,588)   2,081,762
                                           -------------  ------------  --------------  -----------  ------------
Intercompany payables/(receivables)......     (1,541,344)    1,398,795       142,549             --           --
Minority interest........................             --         6,118         1,399             --        7,517
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7%
  convertible junior subordinated
  debentures of the Company..............        345,000            --            --             --      345,000
Total stockholders' equity...............         33,759      (199,367)      198,463            904       33,759
                                           -------------  ------------  --------------  -----------  ------------
Total liabilities and stockholders'
  equity.................................  $     192,335  $  1,720,034    $  562,353    $    (6,684)  $2,468,038
                                           -------------  ------------  --------------  -----------  ------------
                                           -------------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                            COMBINED       COMBINED
                                              PARENT       GUARANTOR    NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                           -------------  ------------  --------------  -----------  ------------
Current assets:
Cash and cash equivalents................  $      (1,581) $     20,010    $    2,591    $        --   $   21,020
Accounts receivable, net.................             --       465,137        58,341           (317)     523,161
Other receivables........................         11,288        13,848         8,414             --       33,550
Inventory, net...........................             --        23,321         4,898             --       28,219
Prepaids and other assets................            596         7,924         1,701             --       10,221
Deferred tax assets......................         16,546            --            --             --       16,546
                                           -------------  ------------  --------------  -----------  ------------
  Total current assets...................         26,849       530,240        75,945           (317)     632,717
                                           -------------  ------------  --------------  -----------  ------------
Property and equipment, net..............         30,805       207,488       392,809             --      631,102
Goodwill, net............................             --       861,492       169,401             --    1,030,893
Notes receivable.........................         60,080        17,534        13,448             --       91,062
Other assets, net........................         89,193        58,872        23,833             --      171,898
Investment in subsidiaries...............        611,846            --            --       (611,846)          --
Deferred tax assets......................         19,077            --         2,487             --       21,564
                                           -------------  ------------  --------------  -----------  ------------
  Total assets...........................  $     837,850  $  1,675,626    $  677,923    $  (612,163)  $2,579,236
                                           -------------  ------------  --------------  -----------  ------------
                                           -------------  ------------  --------------  -----------  ------------
Current liabilities:
Current portion of long-term debt........  $       5,000  $     12,933    $   38,884    $        --   $   56,817
Current portion of obligations under
  capital leases.........................            262         1,415           377             --        2,054
Accounts payable.........................         34,031        21,379         6,780           (317)      61,873
Accrued compensation and benefits........         21,870        50,465         6,625             --       78,960
Accrued interest.........................         16,477         1,233         2,741             --       20,451
Accrued self-insurance obligations.......            369        34,187          (202)            --       34,354
Other accrued liabilities................          6,028        29,876        35,279             --       71,183
                                           -------------  ------------  --------------  -----------  ------------
  Total current liabilities..............         84,037       151,488        90,484           (317)     325,692
                                           -------------  ------------  --------------  -----------  ------------
Long-term debt, net of current portion...      1,303,377        93,514        91,970             --    1,488,861
Obligations under capital leases, net of
  current portion........................             17         2,311        76,782             --       79,110
Other long-term liabilities..............             --        41,755           673             --       42,428
Deferred income taxes....................         (2,480)           --        12,287             --        9,807
                                           -------------  ------------  --------------  -----------  ------------
  Total liabilities......................      1,384,951       289,068       272,196           (317)   1,945,898
                                           -------------  ------------  --------------  -----------  ------------
Intercompany payables/(receivables)......     (1,164,154)    1,058,101       113,895         (7,842)          --
Minority interest........................             --            --        16,285             --       16,285
Total stockholders' equity...............        617,053       328,457       275,547       (604,004)     617,053
                                           -------------  ------------  --------------  -----------  ------------
Total liabilities and stockholders'
  equity.................................  $     837,850  $  1,675,626    $  677,923    $  (612,163)  $2,579,236
                                           -------------  ------------  --------------  -----------  ------------
                                           -------------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)
                     FOR THE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                             PARENT      GUARANTOR    NON-GUARANTOR
                                             COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           -----------  ------------  --------------  ------------  ------------
Total net revenues.......................  $     3,106  $  2,657,853   $    447,617    $  (20,116)  $  3,088,460
Costs and expenses:
Operating................................        4,281     2,235,535        409,785       (20,116)     2,629,485
Corporate general and administrative.....      122,081        41,144         17,709            --        180,934
Provision for losses on accounts
  receivable.............................        5,433        73,937          3,713            --         83,083
Depreciation and amortization............       10,364        69,928         22,223            --        102,515
Interest, net............................      102,745        12,124         20,542            --        135,411
Loss on sale of assets...................       37,392       157,460         11,353            --        206,205
Legal and regulatory matters.............       22,050           406             --            --         22,456
Restructuring............................        1,003         3,429            126            --          4,558
Impairment loss..........................        6,750       330,453         60,289            --        397,492
Equity interest in losses of
  subsidiaries...........................      779,076            --             --      (779,076)            --
                                           -----------  ------------  --------------  ------------  ------------
Total costs and expenses.................    1,091,175     2,924,416        545,740      (799,192)     3,762,139
                                           -----------  ------------  --------------  ------------  ------------
Dividends on convertible preferred
  securities of subsidiary...............       16,163            --             --            --         16,163
Intercompany charges.....................     (323,662)      315,450          8,212            --             --
                                           -----------  ------------  --------------  ------------  ------------
Earnings (losses) before income taxes and
  extraordinary loss.....................     (780,570)     (582,013)      (106,335)      779,076       (689,842)
Income taxes.............................      (37,151)       96,222         (5,494)           --         53,577
                                           -----------  ------------  --------------  ------------  ------------
Earnings (losses) before extraordinary
  loss...................................     (743,419)     (678,235)      (100,841)      779,076       (743,419)
Extraordinary loss.......................       10,274            --             --            --         10,274
                                           -----------  ------------  --------------  ------------  ------------
Net earnings (losses)....................  $  (753,693) $   (678,235)  $   (100,841)   $  779,076   $   (753,693)
                                           -----------  ------------  --------------  ------------  ------------
                                           -----------  ------------  --------------  ------------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                            COMBINED       COMBINED
                                               PARENT      GUARANTOR    NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                             -----------  ------------  --------------  -----------  ------------
Total net revenues.........................  $     2,337  $  1,671,369    $  337,114     $      --    $2,010,820
                                             -----------  ------------  --------------  -----------  ------------
Costs and expenses:
Operating..................................           --     1,376,767       286,051            --     1,662,818
Corporate general and administrative.......       61,687        22,643        13,839            --        98,169
Provision for losses on accounts
  receivable...............................         (750)       15,733           856            --        15,839
Depreciation and amortization..............        4,574        35,301        16,755            --        56,630
Interest, net..............................       52,244         5,646        16,592            --        74,482
Loss on sale of Canadian operations........        7,000            --            --            --         7,000
Equity interest in (earnings) losses of
  subsidiaries.............................       22,925            --            --       (22,925)           --
                                             -----------  ------------  --------------  -----------  ------------
  Total costs and expenses.................      147,680     1,456,090       334,093       (22,925)    1,914,938
                                             -----------  ------------  --------------  -----------  ------------
Earnings (losses) before income taxes and
  intercompany charges.....................     (145,343)      215,279         3,021        22,925        95,882
Intercompany charges(1)....................     (221,738)      217,578         4,160            --            --
                                             -----------  ------------  --------------  -----------  ------------
Earnings (losses) before income taxes......       76,395        (2,299)       (1,139)       22,925        95,882
Income taxes...............................       39,544           935           674            --        41,153
                                             -----------  ------------  --------------  -----------  ------------
Earnings (losses) before extraordinary
  loss.....................................       36,851        (3,234)       (1,813)       22,925        54,729
Extraordinary loss.........................        2,050        17,878            --            --        19,928
                                             -----------  ------------  --------------  -----------  ------------
Net earnings (losses)......................  $    34,801  $    (21,112)   $   (1,813)    $  22,925    $   34,801
                                             -----------  ------------  --------------  -----------  ------------
                                             -----------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                            COMBINED       COMBINED
                                               PARENT      GUARANTOR    NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                             -----------  ------------  --------------  -----------  ------------
Total net revenues.........................  $     2,373  $  1,140,879    $  178,906     $  (5,850)   $1,316,308
                                             -----------  ------------  --------------  -----------  ------------
Costs and expenses:
Operating..................................           --       957,831       155,840        (5,850)    1,107,821
Corporate general and administrative.......       40,769        14,224         7,092            --        62,085
Provision for losses on accounts
  receivable...............................           --        14,699           271            --        14,970
Depreciation and amortization..............        3,614        25,911         4,292            --        33,817
Interest, net..............................       20,770         4,160           969            --        25,899
Legal and regulatory matters...............       19,250            --            --            --        19,250
Equity interest in (earnings) losses of
  subsidiaries.............................       (6,757)           --            --         6,757            --
                                             -----------  ------------  --------------  -----------  ------------
  Total costs and expenses.................       77,646     1,016,825       168,464           907     1,263,842
                                             -----------  ------------  --------------  -----------  ------------
Earnings (losses) before income taxes and
  intercompany charges.....................      (75,273)      124,054        10,442        (6,757)       52,466
Intercompany charges(1)....................     (115,085)      113,361         1,724            --            --
                                             -----------  ------------  --------------  -----------  ------------
Earnings (losses) before income taxes......       39,812        10,693         8,718        (6,757)       52,466
Income taxes...............................       18,276         8,338         4,316            --        30,930
                                             -----------  ------------  --------------  -----------  ------------
Net earnings (losses)......................  $    21,536  $      2,355    $    4,402     $  (6,757)   $   21,536
                                             -----------  ------------  --------------  -----------  ------------
                                             -----------  ------------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                           COMBINED       COMBINED
                                                PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                               ---------  -----------  --------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (losses)........................  $(753,693)  $(678,235)    $ (100,841)    $ 779,076    $ (753,693)
Adjustments to reconcile net earnings
  (losses) to net cash (used for) provided by
  operating activities-
Equity in earnings of subsidiaries...........    779,076          --             --      (779,076)           --
Extraordinary loss...........................     10,274          --             --            --        10,274
Loss on sale of assets.......................     37,392     157,460         11,353            --       206,205
Impairment loss..............................      6,750     330,453         60,289            --       397,492
Depreciation and amortization................     10,364      69,928         22,223            --       102,515
Provision for losses on accounts
  receivable.................................      5,433      73,937          3,713            --        83,083
Other, net...................................      9,572          --           (504)           --         9,068
Changes in operating assets and liabilities:
Accounts receivable..........................     (1,525)    (56,853)        (3,301)           --       (61,679)
Other current assets.........................     (5,083)     (3,262)       (11,212)           --       (19,557)
Other current liabilities....................     88,371    (125,270)        (4,631)           --       (41,530)
Income taxes payable.........................    (30,387)     53,855         (1,226)           --        22,242
                                               ---------  -----------  --------------  -----------  ------------
Net cash (used for) provided by operating
  activities.................................    156,544    (177,987)       (24,137)           --       (45,580)
                                               ---------  -----------  --------------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net....................    (32,688)   (116,920)       (10,808)           --      (160,416)
Acquisitions, net of cash acquired...........         --     (46,249)       (14,392)           --       (60,641)
Proceeds from the sale and leaseback of
  property and equipment.....................         --      16,833        117,542            --       134,375
Decrease (increase) in long-term notes
  receivables................................    (24,686)     14,903          3,806            --        (5,977)
Decrease (increase) in other assets..........      5,593     (11,282)        12,483            --         6,794
                                               ---------  -----------  --------------  -----------  ------------
Net cash (used for) provided by investing
  activities.................................    (51,781)   (142,715)       108,631            --       (85,865)
                                               ---------  -----------  --------------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings....................    225,781          --         23,037            --       248,818
Long-term debt repayments....................   (314,823)    (24,725)       (99,059)           --      (438,607)
Net proceeds from issuance of convertible
  trust issued preferred securities of
  subsidiary.................................    334,044          --             --            --       334,044
Net proceeds from issuance of common stock...      2,337          --             --            --         2,337
Purchases of treasury stock..................     (1,393)         --             --            --        (1,393)
Other financing activities...................    (18,290)      8,875          1,264            --        (8,151)
Intercompany advances........................   (340,802)    342,948         (2,146)           --            --
                                               ---------  -----------  --------------  -----------  ------------
Net cash provided by (used for) financing
  activities.................................   (113,146)    327,098        (76,904)           --       137,048
                                               ---------  -----------  --------------  -----------  ------------

Effect of exchange rate on cash and cash
  equivalents................................         --          --            881            --           881
                                               ---------  -----------  --------------  -----------  ------------
Net (decrease) increase in cash and cash
  equivalents................................     (8,383)      6,396          8,471            --         6,484
Cash and cash equivalents at beginning of
  period.....................................     (1,581)     20,010          2,591            --        21,020
                                               ---------  -----------  --------------  -----------  ------------
Cash and cash equivalents and end of
  period.....................................  $  (9,964)  $  26,406     $   11,062     $      --    $   27,504
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                           COMBINED       COMBINED
                                                PARENT     GUARANTOR    NON-GUARANTOR
                                                COMPANY   SUBSIDIARIES  SUBSIDIARIES    ELIMINATION  CONSOLIDATED
                                               ---------  -----------  ---------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (losses)........................  $  34,801   $ (21,112)     $  (1,813)     $  22,925    $   34,801
Adjustments to reconcile net earnings
  (losses) to net cash provided by (used for)
  operating activities-
Equity in earnings of subsidiaries...........     22,925          --             --        (22,925)           --
Extraordinary loss...........................      3,059      26,684             --             --        29,743
Loss of sale on Canadian operations..........      7,000          --             --             --         7,000
Depreciation and amortization................      4,574      35,301         16,755             --        56,630
Provision for losses on accounts
  receivable.................................         --      14,983            856             --        15,839
Other, net...................................      5,353      (1,697)          (344)            --         3,312
Changes in operating assets and liabilities:
Accounts receivable..........................         --    (143,875)       (21,091)            --      (164,966)
Other current assets.........................     10,960      (8,939)        (8,344)            --        (6,323)
Other current liabilities....................     38,152     (22,303)         8,379             --        24,228
Income taxes payable.........................     30,654      (7,861)        (1,324)            --        21,469
                                               ---------  -----------  ---------------  -----------  ------------
Net cash provided by (used for) operating
  activities.................................    157,478    (128,819)        (6,926)            --        21,733
                                               ---------  -----------  ---------------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net....................     (2,900)    (47,893)       (52,369)            --      (103,162)
Acquisitions, net of cash acquired...........         --    (346,054)      (218,080)            --      (564,134)
Proceeds (expenditures) from the sale and
  leaseback of property and equipment........         --      31,179         49,278             --        80,457
Increase in long-term notes receivables......    (38,392)     (5,590)       (13,449)            --       (57,431)
Other asset expenditures.....................    (24,489)    (16,285)         4,923             --       (35,851)
                                               ---------  -----------  ---------------  -----------  ------------
Net cash used for investing activities.......    (65,781)   (384,643)      (229,697)            --      (680,121)
                                               ---------  -----------  ---------------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings....................  1,793,711       4,508         38,843             --     1,837,062
Long-term debt repayments....................   (847,114)    (53,035)       (65,875)            --      (966,024)
Repurchase of certain Regency debt...........         --    (182,070)            --             --      (182,070)
Net proceeds from issuance of common stock...      6,275          --             --             --         6,275
Purchases of treasury stock..................       (505)         --             --             --          (505)
Other financing activities...................    (33,369)         --            (42)            --       (33,411)
Intercompany advances........................  (1,014,502)    753,199       261,303             --            --
                                               ---------  -----------  ---------------  -----------  ------------
Net cash provided for (used for) financing
  activities.................................    (95,504)    522,602        234,229             --       661,327
                                               ---------  -----------  ---------------  -----------  ------------

Effect of exchange rate on cash and cash
  equivalents................................         --          --          3,201             --         3,201
                                               ---------  -----------  ---------------  -----------  ------------
Net increase (decrease) in cash and cash
  equivalents................................     (3,807)      9,140            807             --         6,140
Cash and cash equivalents at beginning of
  period.....................................      2,226      10,870          1,784             --        14,880
                                               ---------  -----------  ---------------  -----------  ------------
Cash and cash equivalents and end of
  period.....................................  $  (1,581)  $  20,010      $   2,591      $      --    $   21,020
                                               ---------  -----------  ---------------  -----------  ------------
                                               ---------  -----------  ---------------  -----------  ------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                          COMBINED        COMBINED
                                             PARENT       GUARANTOR     NON-GUARANTOR
                                            COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATION   CONSOLIDATED
                                          ------------  -------------  ---------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (losses)...................  $     21,536  $       2,355     $   4,402       $  (6,757)     $  21,536
Adjustments to reconcile net earnings
  (losses) to net cash provided by (used
  for) operating activities--
Equity in earnings of subsidiaries......        (6,757)            --            --           6,757             --
Depreciation and amortization...........         3,614         25,911         4,292              --         33,817
Provision for losses on accounts
  receivable............................            --         14,699           271              --         14,970
Litigation settlement...................        (4,750)            --            --              --         (4,750)
Other, net..............................           668         (2,927)          227              --         (2,032)
Changes in operating assets and
  liabilities:
Accounts receivable.....................            --        (50,266)       (6,793)             --        (57,059)
Other current assets....................        (5,964)        (1,782)        1,050              --         (6,696)
Other current liabilities...............         8,824         (6,344)          782              --          3,262
Income taxes payable....................        22,422           (620)        1,962              --         23,764
                                          ------------  -------------       -------     -------------  -------------
Net cash provided by (used for)
  operating activities..................        39,593        (18,974)        6,193              --         26,812
                                          ------------  -------------       -------     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net...............       (11,292)       (23,410)      (41,521)             --        (76,223)
Acquistions, net of cash acquired.......            --        (28,779)      (46,800)             --        (75,579)
Investment in OmniCell Technologies.....       (25,332)            --            --              --        (25,332)
Net proceeds from sale of SunSurgery
  Corp..................................            --         24,828            --              --         24,828
Proceeds from operations and sale of
  assets held for sale..................            --         (3,810)           --              --         (3,810)
Proceeds (expenditures) from the sale
  and leaseback of property and
  equipment.............................            --          8,766        25,837              --         34,603
Increase in long-term notes
  receivables...........................        (9,188)           523            --              --         (8,665)
Other asset expenditures................        (2,426)        (4,678)       (4,907)             --        (12,011)
                                          ------------  -------------       -------     -------------  -------------
Net cash used for investing
  activities............................       (48,238)       (26,560)      (67,391)             --       (142,189)
                                          ------------  -------------       -------     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings...............       101,678            955        34,522              --        137,155
Long-term debt repayments...............          (255)        (2,110)       (1,908)             --         (4,273)
Net proceeds from issuance of common
  stock.................................         1,582             --            --              --          1,582
Purchases of treasury stock.............       (25,069)            --            --              --        (25,069)
Other financing activities..............        (1,835)            11            48              --         (1,776)
Intercompany advances...................       (58,583)        29,957        28,626              --             --
                                          ------------  -------------       -------     -------------  -------------
Net cash provided for (used for)
  financing activities..................        17,518         28,813        61,288              --        107,619
                                          ------------  -------------       -------     -------------  -------------

Effect of exchange rate on cash and cash
  equivalents...........................            --             --          (464)             --           (464)
                                          ------------  -------------       -------     -------------  -------------
Net increase (decrease) in cash and cash
  equivalents...........................         8,873        (16,721)         (374)             --         (8,222)
Cash and cash equivalents at beginning
  of period.............................        (6,647)        27,591         2,158              --         23,102
                                          ------------  -------------       -------     -------------  -------------
Cash and cash equivalents and end of
  period................................  $      2,226  $      10,870     $   1,784       $      --      $  14,880
                                          ------------  -------------       -------     -------------  -------------
                                          ------------  -------------       -------     -------------  -------------

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

    Through various intercompany agreements entered into by the Company, the Guarantors and certain of the non-Guarantor subsidiaries, Sun provides management services, and acts on behalf of the Guarantors and certain of the non-Guarantor subsidiaries to make financing available for their operations. The Company charged the Guarantors for management services totaling $124.9 million, $75.7 million and $82.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company charged the non-Guarantor subsidiaries for management services totaling $4.4 million, $1.5 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Intercompany interest charged to the Guarantors for the years ended December 31, 1998, 1997 and 1996 for advances from the Company were $190.5 million, $141.8 million and $30.6 million, respectively. Intercompany interest charged to the non-Guarantor subsidiaries for the years ended December 31, 1998, 1997 and 1996 for advances from the Company was $3.8 million, $2.7 million and $0.6 million, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sun Healthcare Group, Inc.:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries in this Form 10-K and have issued our report thereon dated April 19, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed as Item 14(a)(ii) in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
April 19, 1999

                                                                     SCHEDULE II

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                   COLUMN A     COLUMN B       COLUMN C                   COLUMN E
                                                  -----------  -----------  --------------   COLUMN D    -----------
                                                  BALANCE AT   CHARGED TO     ADDITIONS     -----------  BALANCE AT
                                                   BEGINNING    COSTS AND     CHARGED TO    DEDUCTIONS     END OF
DESCRIPTION                                        OF PERIOD    EXPENSES    OTHER ACCOUNTS     OTHER       PERIOD
------------------------------------------------  -----------  -----------  --------------  -----------  -----------
Year ended December 31, 1998:
  Allowance for doubtful accounts...............   $  34,433    $  86,481     $   10,726(1)  $ (52,625)   $  79,015
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
  Exit costs for acquired business..............   $   4,800    $      --     $    2,464(2)  $  (4,764)   $   2,500
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
  Notes receivable reserve......................   $      --    $   1,712     $       --     $      --    $   1,712
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
  Reserve for assets held for sale..............   $      --    $ 206,205     $       --     $ 206,205
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
  Restructure reserve...........................   $      --    $   4,558     $       --     $  (1,420)   $   3,138
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------

Year ended December 31, 1997:
  Allowance for doubtful accounts...............   $  16,877    $  15,839     $   10,241     $  (8,524)   $  34,433
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------
  Exit costs for acquired business..............   $      --    $      --     $   13,209(2)  $  (8,409)   $   4,800
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------

Year ended December 31, 1996:
  Allowance for doubtful accounts...............   $  11,035    $  14,970     $    1,394(1)  $ (10,522)   $  16,877
                                                  -----------  -----------       -------    -----------  -----------
                                                  -----------  -----------       -------    -----------  -----------

(1) Represents the allowance for doubtful accounts of acquired entities at the date of acquisition.

(2) Exit cost for acquired businesses are included in the purchase price allocation.