Form 10-K/A
period 1998-12-31
SUN HEALTHCARE GROUP INC
filed 1999-04-29
CIK 904978

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

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

Common Stock, par value                         New York Stock Exchange
$.01 per share, and
Preferred Stock Purchase Rights

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


==============================================================================

     Sun Healthcare Group, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 by attaching Exhibit 27, the financial data schedule.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUN HEALTHCARE GROUP, INC.


                                        By:  /s/ Robert D. Woltil
                                             --------------------------
                                             Robert D. Woltil
                                             Chief Financial Officer

April 29, 1999