Form 10-Q
period 1999-03-31
SUN HEALTHCARE GROUP INC
filed 1999-05-20
CIK 904978

------------------------------------------------------------------------------
------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

    As of May 17, 1999, there were 60,851,089 shares of the Registrant's
        $.01 par value Common Stock outstanding, net of treasury shares.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           SUN HEALTHCARE GROUP, INC.
                                      Index

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION


                                                              Page Numbers
                                                              ------------

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
            March 31, 1999 and December 31, 1998 ....................3-4

            Consolidated Statements of Earnings (Losses)
            For the three months ended March 31, 1999 and 1998 ......5

            Consolidated Statements of Comprehensive Income (Losses)
            For the three months ended March 31, 1999 and 1998 ......6

            Consolidated Statements of Cash Flows
            For the three months ended March 31, 1999 and 1998 ......7-8

            Notes to the Consolidated Financial Statements ..........9-28

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........29-49


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ......................................50

Item 6.     Exhibits and Reports on Form 8-K .......................50

Signatures .........................................................51


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         March 31,    December 31,
                                                           1999          1998
                                                       -------------  ------------
                                                              (In thousands)
Current assets:
     Cash and cash equivalents ......................   $   47,168    $   27,504
     Accounts receivable, net of allowance for
        doubtful accounts of $86,314 as of March 31,
        1999, and $79,015 as of December 31, 1998 ...      451,216       538,329
     Other receivables ..............................       35,073        48,073
     Inventory, net .................................       50,973        48,862
     Prepaids and other assets ......................       15,536        13,091
     Income tax receivables .........................       14,760        15,874
                                                        ----------    ----------

      Total current assets ..........................      614,726       691,733
                                                        ----------    ----------

     Property and equipment, net ....................      617,482       601,270
     Goodwill, net ..................................      804,691       795,945
     Notes receivable ...............................       34,377        32,334
     Assets held for sale ...........................      178,647       192,447
     Other assets, net ..............................      134,992       148,309
     Deferred tax assets ............................         --           6,000
                                                        ----------    ----------

           Total assets .............................   $2,384,915    $2,468,038
                                                        ==========    ==========

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        As of          As of
                                                                                      March 31,     December 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
                                                                                           (In thousands)
Current liabilities:
       Current portion of long-term debt .........................................   $    85,907    $    80,914
       Credit facility borrowings ................................................       813,305        731,707
       Current portion of obligations under capital leases .......................         3,798          3,703
       Accounts payable ..........................................................        40,174         94,143
       Accrued compensation and benefits .........................................       107,626        102,091
       Accrued interest ..........................................................        25,098         26,095
       Accrued self-insurance obligations ........................................        55,293         54,865
       Other accrued liabilities .................................................       146,438        137,851
                                                                                     -----------    -----------

            Total current liabilities ............................................     1,277,639      1,231,369
                                                                                     -----------    -----------

Long-term debt, net of current portion ...........................................       687,790        705,653
Obligations under capital leases, net of current portion .........................       101,351        103,679
Other long-term liabilities ......................................................        40,384         41,061
                                                                                     -----------    -----------

            Total liabilities ....................................................     2,107,164      2,081,762
                                                                                     -----------    -----------

Commitments and contingencies
Minority interest ................................................................         6,011          7,517
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated
       debentures of the Company .................................................       345,000        345,000

Stockholders' equity:
       Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued          --             --
       Common stock of $.01 par value, authorized 155,000,000 shares 62,610,489 and 61,930,159 shares issued and outstanding as of March 31, 1999
            and December 31, 1998, respectively ..................................           626            619
       Additional paid-in capital ................................................       775,237        774,860
       Retained deficit ..........................................................      (809,196)      (696,049)
       Accumulated other comprehensive income ....................................        (3,001)         2,902
                                                                                     -----------    -----------
                                                                                         (36,334)        82,332
                                                                                     -----------    -----------
       Less:
       Unearned compensation .....................................................         7,779          8,552
       Common stock held in treasury, at cost, 2,169,443 and 2,124,868 shares
            as of March 31, 1999 and December 31, 1998 respectively ..............        27,231         26,967
       Grantor stock trust, at market, 1,915,925 and 1,989,132 shares as of
            March 31, 1999 and December 31, 1998, respectively ...................         1,916         13,054
                                                                                     -----------    -----------

            Total stockholders' equity ...........................................       (73,260)        33,759
                                                                                     -----------    -----------

            Total liabilities and stockholders' equity ...........................   $ 2,384,915    $ 2,468,038
                                                                                     ===========    ===========



                  The accompanying notes are an integral part of these consolidated balance sheets.


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                                   (Unaudited)


                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                                    1999         1998
                                                                    ----         ----
                                                          (In thousands, except per share data)

Total net revenues ...........................................   $ 673,032    $ 741,490
                                                                 ---------    ---------
Costs and expenses:
    Operating ................................................     624,570      608,585
    Corporate general and administrative .....................      42,017       39,301
    Provision for losses on accounts receivable ..............      13,818        6,013
    Depreciation and amortization ............................      21,448       20,474
    Interest, net ............................................      37,170       35,140
    Loss on sale of assets ...................................      12,106         --
    Loss on termination of interest rate swaps ...............       2,488         --
    Restructuring costs ......................................      11,428         --
                                                                 ---------    ---------
       Total costs and expenses ..............................     765,045      709,513

Dividends on convertible preferred securities ................       6,516         --
                                                                 ---------    ---------
Earnings (losses) before income taxes ........................     (98,529)      31,977

Income taxes .................................................         892       13,590
                                                                 ---------    ---------

Net earnings (losses) before cumulative effect of
   change in accounting principle ............................     (99,421)      18,387
                                                                 ---------    ---------
Cumulative effect of change in accounting principle ..........      13,726         --
                                                                 ---------    ---------
Net earnings (losses) ........................................   $(113,147)   $  18,387
                                                                 =========    =========

Net earnings (losses) per common and common equivalent share before cumulative effect of change in accounting principle:
       Basic .................................................   $   (1.73)   $    0.39
                                                                 =========    =========

       Diluted ...............................................   $   (1.73)   $    0.37
                                                                 =========    =========

Net earnings (losses) per common and common equivalent share:
       Basic .................................................   $   (1.96)   $    0.39
                                                                 =========    =========

       Diluted ...............................................   $   (1.96)   $    0.37
                                                                 =========    =========
Weighted average number of common and common equivalent
   shares outstanding:
       Basic .................................................      57,621       46,905
                                                                 =========    =========

       Diluted ...............................................      57,621       52,381
                                                                 =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


            SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)
                            (Unaudited)

                                                        For the Three Months Ended March 31,
                                                        ------------------------------------
                                                                1999           1998
                                                                ----           ----
                                                                  (In thousands)

Net earnings (losses) ....................................   $ (113,147)      $ 18,387

Foreign currency translation adjustments, net of tax .....       (5,903)         3,625
                                                             -----------      ---------

Comprehensive income (losses) ............................   $ (119,050)      $ 22,012
                                                             ===========      =========


The accompanying notes are an integral part of these consolidated financial statements.


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months Ended March 31,
                                                            ------------------------------------
                                                                      1999        1998
                                                                      ----        ----
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (losses) ........................................   $(113,147)  $  18,387
   Adjustments to reconcile net earnings (losses) to net cash provided by (used for) operating activities:
          Cumulative effect of change in accounting principle ..       13,726
          Loss on sale of assets ................................      12,106          --
          Depreciation and amortization .........................      21,448      20,474
          Provision for losses on accounts receivable ...........      13,818       6,013
          Other, net ............................................         786       2,086
          Changes in operating assets and liabilities:
             Accounts receivable ................................      70,434     (85,499)
             Other current assets ...............................       7,813     (21,638)
             Other current liabilities ..........................     (41,296)     12,252
             Income taxes payable ...............................        (481)     12,175
                                                                    ----------  ----------

             Net cash used for operating activities .............   $ (14,793)  $ (35,750)
                                                                    ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ....................................     (39,469)    (24,829)
   Acquisitions, net of cash acquired ...........................      (1,225)     (7,339)
   Increase in long-term notes receivable .......................      (2,043)     (6,857)
   Other assets expenditures ....................................      (1,980)     (9,909)
                                                                    ----------  ----------

             Net cash used for investing activities .............     (44,717)    (48,934)
                                                                    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings ....................................     110,405      88,318
   Long-term debt repayments ....................................     (27,653)    (22,070)
   Conversion of Mediplex 6 1/2% Convertible Subordinated
     Debentures due 2003 ........................................      (5,840)          -
   Net proceeds from issuance of common stock ...................         462         543
   Purchases of treasury stock ..................................        (264)     (1,357)
   Other financing activities ...................................        (283)       (255)
                                                                     ----------  ----------

             Net cash provided by financing activities ..........      76,827      65,179
                                                                    ----------  ----------

Effect of exchange rate on cash and cash equivalents ............      (2,347)       (402)
                                                                    ----------  ----------

Net increase (decrease) in cash and cash equivalents ............      19,664     (19,907)

Cash and cash equivalents at beginning of year ..................      27,504      21,020
                                                                    ----------  ----------

Cash and cash equivalents at end of period ......................   $  47,168   $   1,113
                                                                    ==========  ==========

 The accompanying notes are an integral part of these consolidated financial statements.
                            (Continued on next page)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Three Months Ended March 31,
                                                                  ------------------------------------
                                                                           1999          1998
                                                                           ----          ----
                                                                            (In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during period for:

       Interest net of $439 and $573 capitalized during the
         three months ended March 31, 1999 and 1998, respectively ....   $  39,692     $ 43,897
                                                                         ==========    =========

       Income taxes ..................................................   $   1,373     $    505
                                                                         ==========    =========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company's acquisitions during the three months ended
       March 31, 1999 and 1998 involved the following:

       Fair value of assets acquired .................................   $   2,275     $  7,438
       Liabilities assumed ...........................................      (1,050)         (99)
                                                                         ----------    ---------

       Cash payments made, net of cash received from others ..........   $   1,225     $  7,339
                                                                         ==========    =========


     The accompanying notes are an integral part of these consolidated financial statements.


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 1999 and December 31, 1998, the consolidated results of its operations for the three month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

     Certain amounts in the 1998 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5 which resulted in a cumulative effect of an accounting change pretax charge of $13.7 million.

     Pro Forma amounts, assuming the new accounting principal was applied during the three months ended March 31, 1998 are as follows:


Net earnings as reported .......................................  $ 18,387
                                                                  ========
     Pro Forma net earnings ....................................  $ 15,391
                                                                  ========

Net earnings per common and common equivalent share as reported:
     Basic .....................................................  $    .39
                                                                  ========
     Diluted ...................................................  $    .37
                                                                  ========
Pro Forma net earnings per common and common equivalent share:
     Basic .....................................................  $    .33
                                                                  ========
     Diluted ...................................................  $    .29
                                                                  ========

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, which will be effective January 1, 2000, all derivatives are required to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. The Company is studying the impact of the new standard and is unable to predict at this time the impact on its consolidated financial statements.

2.   NON-COMPLIANCE  WITH  SENIOR  CREDIT  FACILITY'S  FINANCIAL  COVENANTS  AND
     LIQUIDITY

     The Company was not in compliance with certain financial covenants contained in the Senior Credit Facility as of December 31, 1998 and March 31, 1999. Borrowings under the Senior Credit Facility were $745.6 million and $826.8 million at December 31, 1998 and March 31, 1999. On April 29, 1999, the Company entered into an agreement that waives compliance with the covenants from December 30, 1998 until May 28, 1999. The terms of the waiver require among other things that the Company take advantage of the 30-day grace period of the payment of interest on the Company's $150 million 9 3/8% subordinated notes due 2008, which payment was due May 1, 1999. If the Company does not make the interest payment by May 31, 1999, the Company would be in default under the indenture for the 9 3/8% notes, which would cause the Company to be in cross-default on certain other debt obligations of the Company. The Company continues to seek an amendment to its Senior Credit Facility agreement that would bring it into full compliance but cannot predict when or if such an amendment will be obtained.

     Because the Company was not in compliance with certain financial covenants under the terms of the Senior Credit Facility, the Lenders could have required immediate repayment of all amounts outstanding under the Senior Credit Facility. As a result, as of December 31, 1998, the Company classified all borrowings under the Senior Credit Facility as current liabilities. Although compliance with the covenants has been waived, the borrowings remain classified as current liabilities in the accompanying consolidated balance sheet because of the short-term nature of the waiver. The Company does not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility at May 19, 1999. No further amounts may be borrowed under the Senior Credit Facility. Accordingly, the Company will have to fund all operations, capital expenditures and regularly scheduled debt service from existing cash reserves and future net cash flows from operations, if any.

     The Company is in default of certain Mortgage Notes amounting to $31.8 million and $31.9 million at December 31, 1998 and March 31, 1999, respectively, because the Company did not meet its debt service coverage requirement of at least 1.25 to 1. The Company is attempting to obtain a waiver of the non-compliance with the financial covenant and to amend these Mortgage Notes' financial covenants so that the financial covenants will be consistent with the Company's revised business plan. However, as of May 19, 1999, no agreement to waive the non-compliance with the financial covenant or to amend the financial covenants has been reached. Because the Company is in non-compliance with the terms of certain Mortgage Notes, the holder of these Mortgage Notes could demand immediate repayment of all amounts due under the mortgages and foreclose on four facilities. Such amounts are classified as current liabilities as of December 31, 1998 and March 31, 1999.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     If the Company is required to repay the amounts outstanding under the Senior Credit Facility and the Mortgage Notes, or is unable to fund all operations, capital expenditures and regularly scheduled debt service, it will explore a variety of options, including seeking relief under the United States Bankruptcy Code.

     The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred and therefore such borrowings which total $520.9 million are classified as long-term liabilities as of December 31, 1998 and March 31, 1999.

     As of December 31, 1998 and March 31, 1999, the Company was in non-compliance with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. As a result, the lessors under these master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. As of May 19, 1999, the lessors had not exercised their rights under their respective agreements, although there can be no assurance that the lessors will not do so in the future. Prior to obtaining a waiver of noncompliance with certain financial covenants in the Senior Credit Facility, the Company was also in cross default for 14 of its long-term care facilities in the United States as of December 31, 1998 and March 31, 1999. The aggregate net book value of properties subject to potential eviction amounted to $54.8 million at December 31, 1998. The Company has a substantial number of other leases which may contain similar default or cross default provisions.

3.   ACQUISITIONS

     On June 30, 1998, the Company acquired Retirement Care Associates, Inc. ("RCA") and approximately 35% of the common stock of Contour Medical, Inc. ("Contour"), collectively referred to as the RCA Acquisition. RCA was an operator of skilled nursing facilities and assisted living centers in eight states, primarily in the southeastern United States. Contour was a national provider of medical and surgical supplies. RCA owned approximately 65% of Contour prior to the RCA Acquisition. The Company issued approximately 7.6 million shares of its common stock valued at $122.0 million (based upon the average closing price of the Company's common stock for 20 business days prior to the acquisition closing date) for all outstanding common stock and certain redeemable preferred shares of RCA. In addition, the Company issued approximately 1.9 million shares of its common stock valued at $27.6 million for the minority interest in Contour's common stock. The Company also issued 298,334 shares of its Series B Convertible preferred stock, which were subsequently converted into 287,892 shares of Sun common stock, in exchange for the outstanding shares of RCA's Series F preferred stock. The Company assumed approximately $170.4 million of RCA indebtedness.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The following unaudited pro forma results assumes that the RCA Acquisition occurred as of January 1, 1998 and includes its results of operations for the three months ended March 31, 1998 (in thousands, except per share data):


                                                                  1998
                                                                  ----
                                                                Unaudited
Net revenues ................................................  $ 810,717
Net earnings ................................................      6,792

Per Share Data:
Net earnings per share:
     Basic ..................................................       $.12
     Diluted ................................................       $.12


     In addition, during the three months ended March 31, 1998, the Company acquired from various third parties the net ownership of, leasehold rights to, or the management contracts of, two long-term care facilities in the United States and 15 long-term care facilities in the United Kingdom. Also, during the three months ended March 31, 1998, the Company acquired nine pharmacies in the United States. The pro forma impact of these acquisitions with the exception of RCA is immaterial.

4.   RESTRUCTURING COSTS

     In the first quarter of 1999, the Company initiated a second restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a first quarter charge of approximately $11.4. The restructuring plan includes the termination of 2,900 of its rehabilitation and respiratory therapy services employees, and 80 of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 23 divisional and regional offices related to the aforementioned operations. In addition, the plan includes the relocation of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company will terminate 96 employees of these subsidiaries. As of March 31, 1999, the Company paid approximately $4.4 million in termination benefits under the 1999 restructuring plan. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. As of March 31, 1999, the Company's 1999 restructuring costs reserve balance was approximately $7.0 million.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In the fourth quarter of 1998, the Company had an initial restructuring plan and recorded a fourth quarter charge of $4.6 million. As of March 31, 1999, the Company's 1998 restructuring costs reserve balance was approximately $0.5 million and is substantially complete.

5.   ASSETS HELD FOR SALE

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals and other in-patient facilities and other non-core businesses. The Company recorded a loss of $161.6 million in the fourth quarter of 1998 to reduce the carrying amount of the non-core businesses identified for disposal to fair value based on estimates of selling value less costs to sell. The Company recorded an additional net loss of $10.1 million in the first quarter of 1999 based on revised estimates of selling value less costs to sell. In addition, the Company has decided not to dispose of certain non-core businesses previously recorded in assets held for sale. The reversal of $7.0 million of the loss on disposition was recognized in 1999. The following is a summary of the carrying amounts and additional loss for the three months ended March 31, 1999 related to the non-core businesses to be disposed of as of March 31, 1999 (in thousands):

                                                     Carrying
                                                      Amount        Loss
                                                      ------        ----
Assisted living facilities .......................  $ 111,848    $  5,450
Rehabilitation hospitals and other
 inpatient facilities ............................     90,201      (6,290)
Other non-core businesses ........................     17,882      10,939
                                                    ---------    ---------
    Total ........................................  $ 219,931    $ 10,099
                                                    =========    =========

     Management expects to complete the sales of these businesses during 1999.

     In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States, as well as Canada. The carrying amount of the assets held for sale was $243.8 million as of December 31, 1998. The Company completed the sale of the Canadian clinics during the first quarter of 1999. The Company recorded a loss of $2 million on the sale of the Canadian clinics. The results of operations of these businesses is not material.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. INTEREST RATE SWAP TRANSACTIONS

     In April 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999.

7.   COMMITMENTS

     (A) CONSTRUCTION COMMITMENTS

     The Company had capital commitments, as of March 31, 1999, under various contracts of approximately $32.1 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States and two long term care facilities in the United Kingdom.

     (B) FINANCING COMMITMENTS

     The Company has advanced $36.3 million and has agreed to advance up to a total of $40.0 million, plus an additional $5.0 million to cover accrued interest due and owing to the Company and other lenders, to a developer of assisted living facilities to cover 20% of the costs of the development, construction and operation of assisted living facilities. Advances under the arrangement are part of the Company's assisted living investment that is classified as Assets Held for Sale.

     (C) LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business (see Note 9).

 8.  NET EARNINGS (LOSSES) PER SHARE

     Basic net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period.

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company=s convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three months ended March 31, 1999, the Company's stock options and convertible debentures were anti-dilutive.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Earnings per share is calculated as follows for the three months ended March 31, (in thousands, except per share data):

                                                     1999     1998
                                                     ----     ----
BASIC:
Net earnings (losses) before cumulative
  effect of change in accounting principle ...... $ (99,421) $18,387

Earnings per share .............................. $   (1.73) $  0.39
                                                    ======== =======
Net earnings (losses) ........................... $(113,147) $18,387

Earnings (losses) per share ..................... $   (1.96) $  0.39
                                                    ======== =======
Weighted average shares outstanding .............    57,621   46,905

DILUTED:
Net earnings (losses) before cumulative
  effect of change in accounting principle ...... $ (99,421) $18,387
Income impact of assumed conversion .............         -      811
                                                  ---------- -------
Adjusted net earnings (losses) before cumulative
  effect of change in accounting principle ...... $ (99,421) $19,198

Earnings (losses) per share before cumulative
  effect of change in accounting principle ...... $   (1.73) $  0.39
                                                  ========== =======

Net earnings (losses) ........................... $ (99,421) $18,387
Income impact of assumed conversion .............         -     811
                                                  ---------- -------
Adjusted net earnings (losses) .................. $ (99,421) $19,198

Earnings (losses) per share ..................... $   (1.96) $  0.37
                                                  ========== =======
Weighted average shares used in basic
  calculation ...................................    57,621   46,905
Effect of dilutive securities:
  Stock options and warrants ....................         -      831
  Assumed conversion of convertible debt ........         -    4,645
                                                  ---------  -------
Weighted average common and common equivalent
  shares outstanding ............................    57,621   52,381
                                                  =========  =======


9.    OTHER EVENTS

(A)   LITIGATION

     In March, April and May, 1999, class action lawsuits were filed against the Company and three officers of the Company in the United States District Court for the District of New Mexico on behalf of purchasers of the Company's common stock during the class period. These actions have been consolidated as IN RE SUN HEALTHCARE GROUP, INC. SECURITIES LITIGATION MASTER FILE NO. CIV99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     In March 1999, the Company and several of its subsidiaries filed a lawsuit in the Superior Court of Fulton County in the State of Georgia against certain individuals who served as directors, officers or employees of Retirement Care Associates, Inc. ("RCA") prior to the Company's acquisition of RCA, and against various entities such individuals owned or controlled or with which they have been affiliated. The lawsuit alleges, among other things, breaches of fiduciary duties, breaches of contract and conversion. The Company seeks damages in excess of $30 million and punitive amounts. In May 1999, certain defendants in this lawsuit filed counterclaims against certain plaintiffs alleging, among other things, securities fraud, negligent misrepresentation and breach of contract. Defendants seek damages in an amount to be determined at trial and punitive amounts.

     Between August 25, 1997 and October 24, 1997, 10 class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased RCA Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA's profitability. Generally, each of the Actions seeks unspecified compensatory damages, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable and injunctive relief.

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs in the Actions entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs. The parties have signed the Settlement Agreement and the hearing for court approval of the settlement is currently scheduled for July 21, 1999. Upon court approval of the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. No assurance can be given that the Settlement will become final.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these other matters will have a material adverse effect on the financial position or results of operations of the Company.

(B)  OTHER INQUIRIES

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

(C)  LEGISLATION, REGULATIONS AND MARKET CONDITIONS

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

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


10.  SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 62% Convertible Subordinated Debentures and the 11% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                      March 31,   December 31,
                                                        1999         1998
                                                      --------    -----------
Current assets ...................................    $ 89,605     $113,585
Noncurrent assets ................................     221,116      225,586
Current liabilities ..............................       3,129       13,165
Noncurrent liabilities ...........................      51,976       69,454
Due to parent ....................................     224,568      206,161

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                                1999         1998
                                                                ----         ----
Net revenues .............................................   $ 111,435    $ 144,631
Costs and expenses .......................................     109,128      136,106
                                                             ----------  ----------
Earnings (losses) before intercompany charges,
   income taxes and cumulative effect of change
   in accounting principle ...............................       2,307        8,525
Intercompany charges (1) .................................      18,767       24,265
                                                             ----------   ----------
Earnings (losses) before income taxes and
   cumulative effect of change in accounting principle ...     (16,460)     (15,740)
Income taxes (benefit) ...................................         363       (6,763)
                                                             ----------   ----------
Net earnings (losses) before cumulative effect of
   change in accounting principle ........................     (16,823)      (8,977)
                                                             ----------   ----------
Cumulative effect of change in accounting principle ......       2,520          -
                                                             ----------   ----------
Net earnings (losses) ....................................   $ (19,343)   $  (8,977)
                                                             ==========   ==========

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $3.7 million and $11.4 million for the three months ended March 31, 1999 and 1998, respectively. Royalty fees charged to Mediplex for the three months ended March 31, 1999 and 1998 for the use of Sun trademarks were $1.7 million and $2.6 million, respectively. Intercompany interest charged to Mediplex for the three months ended March 31, 1999 and 1998 for advances from Sun was $18.8 million and $10.2 million, respectively.

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


11.  SEGMENT INFORMATION

     See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   Rehabilitation
                                        and
                                    Respiratory   Pharmaceutical
                         Inpatient    Therapy       and Medical     International    Other               Intersegment
                         Services    Services     Supply Services    Operations   Operations Corporate  Eliminations  Consolidated
                         -----------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 1998

Total Net Revenues ..... $485,177    $177,393        $52,877          $66,306      $67,256    $  332     $(107,851)     $741,490
Operating expenses,
  corporate general
  and administrative
  expenses, provision
  for losses on
  accounts receivable ..  449,196    117,720        45,057              60,005       61,396       26,471   (105,946)      653,899
Depreciation and
    amortization .......    8,917      2,087         1,506               5,099        1,060        1,805       -           20,474

Interest, net ..........    1,174       (2)              8               4,582           40       29,338       -           35,140

Earnings (losses)
  before corporate
  allocations ..........   25,890     57,588         6,306              (3,380)       4,760      (57,282)    (1,905)       31,977
Corporate interest
  allocation ...........   11,302      3,963         2,114               6,459        1,768      (25,606)      -              -
Corporate management
  fees .................   20,365      7,156         2,087                 624        1,305      (29,632)    (1,905)          -
Net segment earnings
  (losses) .............   (5,777)    46,469         2,105             (10,463)       1,687       (2,044)      -           31,977
Intersegment revenues ..    5,969     79,547        15,220                -           7,115         -      (107,851)          -
Identifiable segment
  assets ...............  652,892    253,216        98,502             552,890      102,992    1,802,275   (774,781)    2,687,986
Segment capital
 expenditures, net .....    6,660      4,441           793               5,500          -          7,435       -           24,829


                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                    Rehabilitation
                                         and
                                     Respiratory   Pharmaceutical
                          Inpatient    Therapy       and Medical    International    Other               Intersegment
                           Services    Services    Supply Services    Operations   Operations Corporate  Eliminations  Consolidated
                          ----------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 1999

Total Net Revenues ......  $461,105     $70,066       $75,822          $71,664      $64,514    $  (968)   $(69,171)     $673,032
Operating expenses,
  corporate general and
  administrative expenses,
  provision for losses on
  accounts receivable ...   447,201      67,426        73,766           67,560       63,075     30,548     (69,171)      680,405
Depreciation and
  amortization ..........     8,464       2,140         2,072            3,514        2,751      2,507         -          21,448
Interest, net ...........     2,260          74            21            3,214        2,047     29,554         -          37,170
Dividend on convertible
 preferred securities ...       -           -             -                -            -        6,516         -           6,516
Earnings (losses)
  before corporate
  allocations ...........     3,180         426           (37)          (2,624)      (3,359)   (70,093)                  (72,507)
Corporate interest
  allocation ............    13,517       3,463         3,398            5,122        2,904    (28,404)        -             -
Corporate management
  fees ..................    18,140       2,795         3,007              711        1,902    (26,555)        -             -
Net segment earnings
  (losses) ..............   (28,477)     (5,832)       (6,442)          (8,457)      (8,165)   (15,134)        -         (72,507)

Intersegment revenues ...       150      38,770        23,774              -          6,428         49     (69,171)          -
Identifiable segment
  assets ................   727,417     205,866       131,072          448,701      284,509  1,631,676  (1,044,326)    2,384,915
Segment capital
  expenditures, net ....     12,366       2,413         1,692           (2,630)       4,221     16,147         -          39,469


12.  SUMMARIZED CONSOLIDATING INFORMATION

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           CONSOLIDATING BALANCE SHEET

                             As of December 31, 1998
                                 (In thousands)

                                                             Combined       Combined
                                               Parent        Guarantor    Non-Guarantor
                                              Company       Subsidiaries  Subsidiaries   Elimination  Consolidated
                                              -------       ------------  -------------  -----------  ------------
Current assets:
   Cash and cash equivalents ...........   $    (9,964)   $    26,406    $    11,062    $      -      $    27,504
   Accounts receivable, net ............           311        485,293         60,313        (7,588)       538,329
   Other receivables ...................        14,304         17,600         16,169           -           48,073
   Inventory, net ......................            13         39,640          9,209           -           48,862
   Prepaids and other assets ...........         2,651          9,151          1,289           -           13,091
   Income tax receivable ...............        15,874            -              -             -           15,874
                                           -----------    -----------    -----------   -----------    -----------
     Total current assets ..............        23,189        578,090         98,042        (7,588)       691,733
                                           -----------    -----------    -----------   -----------    -----------

   Property and equipment, net .........        66,341        228,732        306,197           -          601,270
   Goodwill, net .......................           -          669,785        126,160           -          795,945
   Notes receivable ....................        21,999            693          9,642           -           32,334
   Assets held for sale ................           -          192,447            -             -          192,447
   Other assets, net ...................        75,710         50,287         22,312           -          148,309
   Investment in subsidiaries ..........          (904)           -              -             904            -
   Deferred tax assets .................         6,000            -              -             -            6,000
                                           -----------    -----------    -----------   -----------    -----------
     Total assets ......................   $   192,335    $ 1,720,034    $   562,353   $    (6,684)   $ 2,468,038
                                           ===========    ===========    ===========   ============   ===========
Current liabilities:
   Current portion of long-term debt ...   $   728,032    $    57,212    $    27,377    $      -          812,621
   Current portion of obligations under
     capital leases ....................         1,134          2,333            236           -            3,703
   Accounts payable ....................        63,170         17,192         21,369        (7,588)        94,143
   Accrued compensation and benefits ...        19,160         69,510         13,421           -          102,091
   Accrued interest payable ............        19,616          5,957            522           -           26,095
   Accrued self insurance obligations ..        (2,713)        56,241          1,337           -           54,865
   Other accrued liabilities ...........        23,699         77,128         37,024           -          137,851
                                           -----------    -----------    -----------   -----------    -----------
    Total current liabilities ..........       852,098        285,573        101,286        (7,588)     1,231,369
                                           -----------    -----------    -----------   -----------    -----------

Long-term debt, net of current portion .       502,822        162,061         40,770           -          705,653
Obligations under capital leases,
    net of current portion .............           -           27,731         75,948           -          103,679
Other long-term liabilities ............           -           39,123          1,938           -           41,061
                                           -----------    -----------    -----------   -----------    -----------
     Total liabilities .................     1,354,920        514,488        219,942        (7,588)     2,081,762
                                           -----------    -----------    -----------   -----------    -----------

Intercompany payables/(receivables) ....    (1,541,344)     1,398,795        142,549           -              -
Minority interest ......................           -            6,118          1,399           -            7,517
Company-obligated manditorily redeemable
   convertible preferred securities of
   a subsidiary trust holding solely
   7% convertible junior subordinated
   debentures of the Company ...........       345,000            -              -             -          345,000
Total stockholders' equity .............        33,759       (199,367)       198,463           904         33,759
                                           -----------    -----------    -----------   -----------    -----------

     Total liabilities and
     stockholders' equity .............    $   192,335    $ 1,720,034    $   562,353   $   (6,684)    $ 2,468,038
                                           ===========    ===========    ===========   ============   ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           CONSOLIDATING BALANCE SHEET

                              As of March 31, 1999
                                 (In thousands)
                                  (Unaudited)


                                                             Combined       Combined
                                               Parent        Guarantor    Non-Guarantor
                                              Company       Subsidiaries  Subsidiaries   Elimination  Consolidated
                                              -------       ------------  -------------  -----------  ------------
Current assets:
   Cash and cash equivalents ...........   $   (7,093)      $   43,547     $  10,714     $       -      $   47,168
   Accounts receivable, net ............            -          399,683        51,533             -         451,216
   Other receivables ...................        7,124            9,353        18,596             -          35,073
   Inventory, net ......................           12           41,080         9,881             -          50,973
   Prepaids and other assets ...........        5,755            8,131         1,650             -          15,536
   Income tax receivable ...............       14,760                -             -             -          14,760
                                           -----------      -----------    -----------   -----------    -----------
     Total current assets ..............       20,558          501,794        92,374             -         614,726
                                           -----------      -----------    -----------   -----------    -----------

   Property and equipment, net .........       80,992          237,988       298,502             -         617,482
   Goodwill, net .......................            -          690,079       114,612             -         804,691
   Notes receivable ....................       23,780            1,241         9,356             -          34,377
   Assets held for sale ................            -          178,647             -             -         178,647
   Other assets, net ...................       98,153           18,820        18,019             -         134,992
   Investment in subsidiaries ..........      439,745         (439,745)            -             -               -
                                            -----------     -----------    -----------   -----------    -----------
     Total assets ......................   $  663,228       $1,888,824     $ 532,863     $       -      $2,384,915
                                           ===========      ===========    ===========   ===========    ===========
Current liabilities:
   Current portion of long-term debt ...   $   15,386       $   44,828     $  25,693     $       -      $   85,907
   Current facility borrowings .........      813,305                                                      813,305
   Current portion of obligations under
     capital leases ....................        1,134            2,438           226             -           3,798
   Accounts payable ....................       28,555           (8,873)       20,492             -          40,174
   Accrued compensation and benefits ...        3,073           89,897        14,656             -         107,626
   Accrued interest payable ............       18,022            6,190           886             -          25,098
   Accrued self insurance obligations ..      (10,793)          65,319           767             -          55,293
   Other accrued liabilities ...........       20,665           87,425        38,348             -         146,438
                                           -----------      -----------    -----------   -----------    -----------
    Total current liabilities ..........      889,347          287,224       101,068     $       -      $1,277,639
                                           -----------      -----------    -----------   -----------    -----------

Long-term debt, net of current portion .   $  501,002       $  140,590     $  46,198     $       -      $  687,790
Obligations under capital leases,
    net of current portion .............            -           27,437        73,914             -         101,351
Other long-term liabilities ............            -           38,842         1,542             -          40,384
                                           -----------      -----------    -----------   -----------    -----------
     Total liabilities .................   $1,390,349       $  494,093     $ 222,722     $       -      $2,107,164
                                           -----------      -----------    -----------   -----------    -----------

Intercompany payables/(receivables) ....   $ (906,385)      $1,698,403     $ 141,077     $(933,095)     $        -
Minority interest ......................            -            5,844           167             -           6,011
Company-obligated manditorily redeemable
   convertible preferred securities of
   a subsidiary trust holding solely
   7% convertible junior subordinated
   debentures of the Company ...........      345,000                -             -             -         345,000

Total stockholders' equity .............   $ (165,736)     $(1,009,516)    $ 168,897     $ 933,095      $  (73,260)
                                           -----------     ------------    -----------   -----------    -----------

     Total liabilities and
     stockholders' equity ..............   $  663,228      $ 1,188,824     $ 532,863     $       -      $2,384,915
                                           ===========     ============    ===========   ===========    ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                              As of March 31, 1998
                                 (In thousands)
                                  (Unaudited)


                                                        Combined      Combined
                                            Parent      Guarantor    Non-Guarantor
                                           Company     Subsidiaries  Subsidiaries  Elimination  Consolidated
                                           -------     ------------  ------------- -----------  ------------
Total net revenues ......................  $   332      $637,121       $105,474     $(1,437)      $741,490
                                           -------      --------       --------     --------      --------
Costs and expenses:
   Operating ............................        -       518,316         91,706      (1,437)       608,585
   Corporate general and administrative .   26,717         8,231          4,353           -         39,301
   Provision for losses on accounts
     receivable .........................        -         5,690            323           -          6,013
   Depreciation and amortization.........    1,439        13,523          5,512           -         20,474
   Interest, net.........................   28,969         1,593          4,578           -         35,140
   Equity interest in (earnings)
    loss of subsidiaries ................       36             -              -         (36)             -
                                          ---------    ----------    ----------    ---------     ---------
        Total costs and expenses.........  $ 57,161     $547,353       $106,472     $(1,473)      $709,513
                                          ---------    ----------    ----------    ---------     ---------

Earnings (loss) before income taxes
  and intercompany charges ..............   (56,829)      89,768           (998)         36         31,977
Intercompany charges.....................   (86,099)      84,683          1,416           -              -
                                          ----------   ---------      ---------    ---------     ---------
Earnings (loss) before income taxes......    29,270        5,085         (2,414)         36         31,977
Income taxes.............................    10,883        2,946           (239)          -         13,590
                                          ----------   ---------      ----------   ---------     ---------

Net earnings (losses).................... $  18,387    $   2,139     $   (2,175)   $     36       $ 18,387
                                          ==========   =========     ===========   =========   ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                              As of March 31, 1999
                                 (In thousands)
                                  (Unaudited)


                                                        Combined      Combined
                                            Parent      Guarantor    Non-Guarantor
                                           Company     Subsidiaries  Subsidiaries  Elimination Consolidated
                                           -------     ------------  ------------- ----------- ------------
Total net revenues ...................... $    (968)    $ 580,426     $  93,574          -       $ 673,032
Costs and expenses:
   Operating ............................      -          536,092        88,476          -         624,568
   Corporate general and administrative .    31,530         6,740         3,747          -          42,017
   Provision for losses on accounts
     receivable .........................      -           13,699           119          -          13,818
   Depreciation and amortization.........     2,066        15,411         3,971          -          21,448
   Interest, net.........................    28,732         4,886         3,552          -          37,170
   Loss on sale of assets................     3,007         8,099         1,000          -          12,106
   Restructuring costs...................     3,805         6,359         1,265          -          11,429
   Loss on interest rate swap............     2,488           -             -            -           2,488
   Equity in (earnings) losses of
     subsidiary..........................   120,147           -             -        (120,147)         -
   Intercompany interest (income)
     expense.............................    (5,031)        5,031           -            -             -
                                          ----------    ----------    ----------   -----------   ----------
        Total costs and expenses ........ $ 186,744     $ 596,317     $ 102,130    $ (120,147)   $ 765,044
                                          ----------    ----------    ----------   -----------   ----------

Operating income......................... $(187,712)      (15,891)       (8,556)      120,147      (92,012)

Dividend convertible preferred
  securities.............................     6,516           -             -            -           6,516

Management fee (income) expense..........   (89,669)       87,923         1,746          -             -

Earnings (loss) before income taxes
  and extraordinary losses...............  (104,559)     (103,814)      (10,302)      120,147     (98,528)

Income taxes.............................     5,519        (5,038)          411          -            892

Earnings before change in accounting.....  (110,078)      (98,776)      (10,713)      120,147     (99,420)

Cumulative effect of change in
  accounting principle...................     3,069         9,352         1,306          -         13,727
                                          ----------    ----------    ----------   -----------   ----------
     Net earnings (losses)............... $(113,147)    $(108,128)    $ (12,019)   $  120,147    $(113,147)
                                          ==========    =========     ==========   ==========    ==========


                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                              As of March 31, 1998
                                 (In thousands)
                                  (Unaudited)

                                                                Combined      Combined
                                                    Parent      Guarantor    Non-Guarantor
                                                   Company     Subsidiaries  Subsidiaries Elimination Consolidated
                                                   -------     ------------  ------------ ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (losses) .......................  $  18,387     $   2,139    $  (2,175)    $     36     $  18,387
   Adjustments to reconcile net earnings
      (losses) to net cash provided by
      (used for) operating activities --
      Equity in earnings in subsidiaries .......         36             -            -          (36)            -
      Depreciation and amortization ............      1,439        13,523        5,512            -        20,474
      Provision for losses on accounts
        receivable .............................          -         5,690          323            -         6,013
      Other, net ...............................      2,494          (358)         (50)           -         2,086
      Changes in operating assets and
        liabilities:
          Accounts receivable ..................          -       (75,249)     (10,250)           -       (85,499)
          Other current assets .................     (7,481)      (11,469)      (2,688)           -       (21,638)
          Other current liabilities ............     10,428        (1,515)       3,339            -        12,252
          Income taxes payable .................     10,754         1,400           21            -        12,175
                                                  ---------     ----------    ---------    ---------    ----------
     Net cash provided by (used for)
        operating activities....................     36,057       (65,839)      (5,968)           -       (35,750)
                                                  ---------     ----------    ---------    ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ...................     (7,245)      (11,861)      (5,723)           -       (24,829)
   Acquisitions, net of cash acquired ..........          -        (1,502)      (5,837)           -        (7,339)
   Increase in long-term note receivable .......     (7,344)          487            -            -        (6,857)
   Other assets expenditures ...................     (8,929)       (1,384)         404            -        (9,909)
                                                  ----------    ----------    ---------    ---------    ----------
      Net cash used for investing activities ...    (23,518)      (14,260)     (11,156)           -       (48,934)
                                                  ----------    ----------    ---------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings ...................     86,521            58        1,739            -        88,318
   Long-term debt repayments ...................     (8,396)       (6,626)      (7,048)           -       (22,070)
   Net proceeds from issuance of common stock ..        543             -            -            -           543
   Purchase of treasury stock ..................     (1,357)            -            -            -        (1,357)
   Financing fees paid .........................       (403)          148            -            -          (255)
   Intercompany advances .......................   (100,731)       76,302       24,429            -             -
                                                   ---------    ----------    ---------    ---------    ----------
      Net cash provided by (used for)
        financing activities ...................    (23,823)       69,882       19,120            -        65,179
                                                   ---------    ----------    ---------    ---------    ----------
Effect of exchange rate on cash and
   cash equivalents ............................           -            -         (402)           -          (402)
                                                   ---------    ----------    ---------    ---------   -----------
Net increase (decrease) in cash and
   cash equivalents ............................    (11,284)      (10,217)       1,594            -       (19,907)
Cash and cash equivalents at beginning of year .     (1,581)       20,010        2,591            -        21,020
                                                   ---------    ----------    ---------    ---------   -----------

Cash and cash equivalents at end of period .....   $(12,865)    $   9,793     $  4,185     $      -    $    1,113
                                                   =========    ==========    =========    =========   ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                              As of March 31, 1999
                                 (In thousands)
                                  (Unaudited)


                                                                Combined      Combined
                                                    Parent      Guarantor    Non-Guarantor
                                                   Company     Subsidiaries  Subsidiaries Elimination  Consolidated
                                                   -------     ------------  ------------ -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (losses) .......................  $(113,147)   $ (108,128)   $  (12,019)   $ 120,147    $(113,147)
   Adjustments to reconcile net earnings
      (losses) to net cash provided by
      (used for) operating activities --
      Equity in earnings in subsidiaries .......    120,147             -             -     (120,147)           -
      Cumulative effect ........................      3,069         9,351         1,306            -       13,726
      Loss on sale of assets ...................      3,007         8,099         1,000                    12,106
      Depreciation and amortization ............      2,066        15,411         3,971            -       21,448
      Provision for losses on accounts
        receivable .............................          -        13,699           119            -       13,818
      Other, net ...............................        786             -             -            -          786
      Changes in operating assets and
        liabilities:
          Accounts receivable ..................      1,811        59,843         8,780            -       70,434
          Other current assets .................      3,060         1,293         3,460            -        7,813
          Other current liabilities ............    (61,264)       16,897         3,071            -      (41,296)
          Income taxes payable .................       (481)            -             -            -         (481)
      Net cash provided by (used for)             ---------    ----------    ----------   ----------  ------------
        operating activities ...................  $ (40,946)   $   16,465    $    9,688   $        -  $   (14,793)
                                                  ---------    ----------    ----------   ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ...................  $ (16,096)   $  (17,163)   $  (6,210)   $       -   $   (39,469)
   Acquisitions, net of cash acquired ..........          -        (1,901)         676            -        (1,225)
   Increase in long-term note receivable .......      1,779        (4,108)         286            -        (2,043)
   Other assets expenditures ...................     (6,177)          (96)       4,293            -        (1,980)
                                                  ----------   -----------   ----------   ---------   ------------
      Net cash used for investing activities ...  $ (20,494)   $  (23,268)   $    (955)   $       -   $   (44,717)
                                                  ----------   -----------   ----------   ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings ...................  $ 103,351    $   (2,333)   $   9,387    $       -   $   110,405
   Long-term debt repayments ...................     (4,511)      (20,093)      (3,049)           -       (27,653)
   Conversion of Mediplex 6 1/2% Convertible
     Subordinated Debentures due 2003 ..........          -        (5,840)           -            -        (5,840)
   Net proceeds from issuance of common stock ..        462             -            -            -           462
   Purchases of treasury stock .................       (264)            -            -            -          (264)
   Other financing activities ..................        394          (281)        (396)           -          (283)
   Intercompany advances .......................    (35,121)       52,491      (17,370)           -             -
                                                  ---------    ----------    ---------    ---------   ------------
      Net cash provided by (used for)
        financing activities ...................  $  64,311    $   23,944    $ (11,428)   $       -   $    76,827
                                                  ---------    ----------    ---------    ---------   ------------
Effect of exchange rate on cash and
   cash equivalents ............................  $       -    $        -    $   2,347    $       -   $     2,347
                                                  ---------    ----------    ---------    ---------   ------------
Net increase (decrease) in cash and
   cash equivalents ............................  $   2,871    $   17,141    $    (348)   $       -   $    19,664
Cash and cash equivalents at beginning of year .     (9,964)       26,406       11,062            -        27,504
                                                  ---------    ----------    ---------    ---------   -----------

Cash and cash equivalents at end of period .....  $  (7,093)   $   43,547    $  10,714    $       -   $    47,168
                                                  ==========   ==========    =========    =========   ===========

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

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

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licenses practical nurses and certified nursing assistants. At March 31, 1999, the Company operated 397 inpatient facilities with 44,930 licensed beds compared to 310 facilities with 35,759 licensed beds at March 31, 1998. Included in the preceding are 16 facilities with 1,927 licensed beds which the Company has announced its intention to divest or not renew leases on certain facilities.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy services to affiliated and nonaffiliated skilled nursing facilities. As of March 31, 1999 the Company's rehabilitation and respiratory therapy services segment provided services to 1,620 facilities in 44 states, 1,237 of which were operated by nonaffiliated parties compared to 1,676 facilities as of March 31, 1998, 1,316 of which were nonaffiliated.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and sub-acute care facilities. The Company's pharmaceutical subsidiary provided pharmaceutical products and services to 955 long term and sub-acute care facilities, including 592 nonaffiliated facilities, as of March 31, 1999 through its 39 pharmacies and 2 pharmaceutical billing and consulting centers. At March 31, 1998 pharmaceutical products and services were provided to approximately 840 facilities including 554 nonaffiliated facilities. The Company's medical supply subsidiary provided products to over 2,070 affiliated and nonaffiliated facilities as of March 31, 1999.

     INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain and Germany as well as acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia. At March 31, 1999, the Company operated 155 inpatient facilities with 8,705 licensed beds in the United Kingdom; 10 inpatient facilities with 1,604 beds in Spain; 16 facilities with 1,122 licensed beds in Germany and 5 hospitals with 309 licensed beds in Australia compared to 152 facilities with 8,517 licensed beds in the United Kingdom; 8 facilities with 1,328 licensed beds in Spain; 11 facilities with 934 licensed beds in Germany; and 6 hospitals with 353 licensed beds in Australia as of March 31, 1998.

     The Company's international operations also included outpatient therapy service operations in Canada which were included in assets held for sale. The Company completed the sale of its Canadian operations in the first quarter of 1999. The loss on sale was $12.1 million.

OTHER OPERATIONS

     The Company's other operations include temporary therapy services, assisted living services, home health and hospice, software development and other ancillary services. The Company's temporary therapy service operations provided approximately 290,417 temporary therapy staffing hours to nonaffiliates for the three months ended March 31, 1999 compared to 678,041 hours for the three months ended March 31, 1998. The assisted living subsidiary operated 32 assisted living facilities with 3,450 beds in the United States as of March 31, 1999 compared to 8 assisted living facilities with 729 beds in the United States as of March 31, 1998. The Company has announced that it is planning to divest itself of its assisted living facilities. No agreements have been entered into for the sale of these assets held for sale as of May 19, 1999.

     On June 30, 1998, a wholly owned subsidiary of the Company acquired Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers in eight states primarily in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The Company also acquired the remaining 35% of Contour on June 30, 1998. Both the RCA merger and the Contour acquisition were accounted for as purchases.

     The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, use of its long-term and subacute care operations as a base for expansion of certain its ancillary services, provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical and medical supply services, have had significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities and accordingly have historically provided more than half of the Company's operating profits. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and subacute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The higher operating margins from the provision of ancillary services have been primarily attributable to favorable reimbursement rates under the Medicare reimbursement system. However, effective July 1, 1998, Medicare began a four year phase in of a prospective payment system ("PPS") for Part A patients which will provide reimbursement of all costs including ancillary service and capital-related costs at a fixed fee. A small percentage of the long-term and subacute care industry transitioned to PPS on July 1, 1998, including the Company's facilities that were acquired in the RCA Acquisition. The vast majority of the industry transitioned to PPS on January 1, 1999. The Company's average per diem rates under PPS are less than the amounts received under cost based reimbursement. The Company's RCA facilities results were negatively impacted by the implementation of PPS. The implementation of PPS at the Company's remaining facilities resulted in a significant decline in Medicare revenues. In addition, as a result of the industry-wide reductions in Medicare reimbursement, the Company's nonaffiliated ancillary service customers have significantly reduced their usage of such services. In the fourth quarter of 1998, the Company experienced a significant and rapid decline in the demand for its ancillary services as its nonaffiliated customers prepared for the implementation of PPS. This negative trend continued during the first quarter of 1999. See "Effects from Changes in Reimbursement."

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                         March 31,      December 31,
                                                                         ---------      ------------
                                                                      1999      1998        1998
                                                                      ----      ----        ----
Inpatient Services:
     Facilities ..................................................     397       310         397
     Licensed beds ...............................................  44,930    35,759      44,941

Rehabilitation and Respiratory Therapy Service
     Operations:
     Nonaffiliated facilities served .............................   1,237     1,316       1,294
     Affiliated facilities served ................................     383       360         421
                                                                     -----     -----       -----
        Total ....................................................   1,620     1,676       1,715
                                                                     =====     =====       =====
Pharmaceutical and Medical Supply Services:
     Nonaffiliated facilities served .............................     592       554         584
     Affiliated facilities served ................................     363       286         346
                                                                      ----     -----       -----
        Total ....................................................     955       840         930
                                                                      ====    ======      ======
International Operations:
     Facilities
       United Kingdom ............................................     155       152         155
       Other foreign .............................................      31        25          31
                                                                      ----     -----      ------
        Total ....................................................     186       177         186
                                                                      ====     =====      ======
     Licensed beds
       United Kingdom ............................................   8,705     8,517       8,705
       Other foreign .............................................   3,035     2,615       3,048
                                                                     -----     -----      ------
        Total ....................................................  11,740    11,132      11,753
                                                                    ======    ======      ======

RESULTS OF OPERATIONS

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (dollars in thousands):


                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                         ---------
                                                     1999         1998
                                                     ----         ----
Inpatient Services ..................................$461,105     $485,175
Rehabilitation and Respiratory Therapy Services .....  70,066      177,393
Pharmaceutical and Medical Supply Services ..........  75,822       52,877
International Operations ............................  71,664       66,306
Other Operations ....................................  64,514       67,258
Corporate ...........................................    (968)         332
Intersegment Eliminations ........................... (69,171)    (107,851)
                                                      --------    ---------
     Total net revenues .............................$673,032     $741,490
                                                     =========    =========

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were $38.8 million and $79.5 million for the three months ended March 31, 1999 and 1998, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were $23.8 million and $15.2 million for the three months ended March 31, 1999 and 1998, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were $6.4 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively.

     The following table sets forth the amount of net segment earnings (losses) for the periods presented (dollars in thousands):


                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                         ---------
                                                     1999         1998
                                                     ----         ----
Inpatient Services ..................................$  3,180     $25,890
Rehabilitation and Respiratory Therapy Services .....     426      57,588
Pharmaceutical and Medical Supply Services ..........     (37)      6,306
International Operations ............................  (2,624)     (3,380)
Other Operations ....................................  (3,359)      4,760
                                                     ---------    --------
Earnings (losses) before income taxes, corporate
 allocation of interest and management fees .........  (2,414)     91,164
Corporate ........................................... (70,093)    (57,282)
Intersegment Eliminations ........................... (  -   )    ( 1,905)
                                                     ---------    --------
     Net Segment Earnings (losses) ..................$(72,507)    $31,977
                                                     =========    ========

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

     The  following   table  presents  the  percentage  of  total  net  revenues represented by certain items for the Company for the periods presented:



                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                         ---------
                                                     1999         1998
                                                     ----         ----
Total net revenues ..................................100.00%      100.00%
                                                     -------      -------
     Costs and expenses:
     Operating ...................................... 92.8%         82.1%
     Corporate general and administrative ...........  6.2%          5.3%
     Provision for loss on accounts receivable ......  2.1%          0.8%
     Depreciation and amoritzation ..................  3.2%          2.8%
     Interest, net ..................................  5.5%          4.7%
     Loss on sale of assets .........................  1.8%            -
     Loss on termination of interest rate swaps .....  0.4%            -
     Restructuring costs ............................  1.7%            -
                                                     -------      -------
          Total costs and expenses ..................113.7%         95.7%
     Dividends on convertible preferred securities ..  1.0%            -
                                                     -------      -------
     Earnings (losses) before income tax and
       cumulative effect of change in accounting
       principle ....................................(14.7%)         4.3%
     Income taxes....................................  0.1%          1.8%
                                                     ------       -------
     Net earnings (losses) before cumulative
       effect of change in accounting principle .....(14.8%)         2.5%
     Cumulative effect of change in accounting
       principle ....................................  2.0%            -
                                                     -------      -------
Net earnings (losses) ...............................(16.8%)         2.5%
                                                     =======      =======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED  MARCH 31, 1998

INPATIENT SERVICES

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $24.1 million from $485.2 million for the three months ended March 31, 1998 to $461.1 million for the three months ended March 31, 1999, a 5% decrease. After considering $57.7 million of net revenues from the 75 facilities acquired in the RCA acquisition on June 30, 1998, net revenues declined $73.7 million or 15.4%. This decrease is primarily the result of the reduced Medicare rates received under PPS in the first quarter of 1999. Excluding the effect of the RCA acquisition on Medicare revenues, average Medicare rates declined by 35% (see "Effects of Changes in Reimbursement").

     Operating expenses, which include rent expense of $52.9 million and $45.8 million for the three months ended March 31, 1999 and 1998, respectively, decreased 1.1% from $439.9 million for the three months ended March 31, 1998 to $435.2 million for the three months ended March 31, 1999. After considering $50.8 million of operating expenses related to the facilities acquired in the RCA acquisition, operating expenses decreased $55.5 million or 12.6%. The decrease resulted primarily from cost restructuring in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues excluding the effect of the RCA acquisition, increased from 90.7% for the three months ended March 31, 1998 to 95.3% for the three months ended March 31, 1999. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients.

     Corporate general and administrative expenses, which include regional costs, related to the supervision of operations, were $8.2 million and $8.1 million for the three months ended March 31, 1999 and 1998, respectively. As a percentage of net revenues, corporate general and administrative expenses remained constant at 1.7% for the three months ended March 31, 1999 and 1998.

     Provision for losses on accounts receivable increased 232% from $1.2 million for the three months ended March 31, 1998 to $3.8 million for the three months ended March 31, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.2% for the three months ended March 31, 1998 to 0.8% for the three months ended March 31, 1999. The change was primarily due to increased aging of certain accounts receivable.

     Depreciation and amortization decreased 5.1% from $8.9 million for the three months ended March 31, 1998 to $8.5 million for the three months ended March 31, 1999. As a percentage of net revenues, depreciation and amortization expense remained constant at 1.8% for the three months ended March 31, 1999 and 1998.

     Net interest expense increased 92.5% from $1.2 million for the three months ended March 31, 1998 to $2.3 million for the three months ended March 31, 1999. As a percentage of net revenues, interest expense increased from .02% for the three months ended March 31, 1998 to 0.5% for the three months ended March 31, 1999. The increase is primarily a result of certain facility specific debt assumed in the RCA acquisition.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 60.5% from $177.4 million for the three months ended March 31, 1998 to $70.1 million for the three months ended March 31, 1999. Revenues from services provided to affiliated facilities decreased from $79.5 million for the three months ended March 31, 1998 to $38.8 million for the three months ended March 31, 1999, a decrease of 51.3%. Revenues from services provided to nonaffiliated facilities decreased approximately $66.6 million, or 68%, from $97.8 million for the three months ended March 31, 1998 to $31.3 million for the three months ended March 31, 1999. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services. In addition to the decline in demand for the Company's therapy services, market rates for these services have declined significantly. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS (see "Effects of Changes in Reimbursement").

     Operating expenses decreased 42.7% from $113.7 million for the three months ended March 31, 1998 to $65.1 million for the three months ended March 31, 1999. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges
- Restructuring Costs"). Operating expenses as a percentage of total revenue increased from 64.1% for the three months ended March 31, 1998 to 92.9% for the three months ended March 31, 1999. This increase is attributable to downward pricing pressure as a result of the excess supply of therapy service providers due to the industry's restructuring in response to the decreased reimbursement under PPS.

     Provision for losses on accounts receivable decreased 42.3% from $4.0 million for the three months ended March 31, 1998 to $2.3 million for the three months ended March 31, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 2.2% for the three months ended March 31, 1998 to 3.3% for the three months ended March 31, 1999. The increase is a result of increased reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization remained constant at $2.1 million for the three months ended March 31, 1999 and 1998. As a percentage of net revenues, depreciation and amortization expense increased from 1.2% for the three months ended March 31, 1998 to 3.0% for the three months ended March 31, 1999, respectively. The increase is primarily a result of increased equipment costs.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased 43.3% from $52.9 million for the three months ended March 31, 1998 to $75.8 for the three months ended March 31, 1999. Approximately $17.2 million of this increase is a result of the company's medical supply operations acquired in connection with the RCA acquisition in June 1998. The remaining increase is primarily a result of the addition of four pharmacies since March 31, 1998.

     Operating expenses increased 49.6% from $44.6 million for the three months ended March 31, 1998 to $67.1 million for the three months ended March 31, 1999. The increase is primarily related to the Company's medical supply operations and the additional four pharmacies that opened in 1998. Operating expenses as a percentage of revenue increased from 85.0% for the three months ended March 31, 1998 to 88.6% for the three months ended March 31, 1999. This increase is primarily a result of the acquisition of Contour, which has higher operating costs than the Company's pharmacy services operation. Excluding Contour, operating expenses as a percentage of revenue was 86.3%.

     Provision for losses on accounts receivable increased from $0.1 million for the three months ended March 31, 1998 to $6.6 million for the three months ended March 31, 1999. As a percentage of net revenues, the provision for losses on accounts receivable increased from 0.2% for the three months ended March 31, 1998 to 8.7% for the three months ended March 31, 1999. This increase is a result of the effect PPS has had on nonaffiliated customers' cash flow (as discussed above under Rehabilitation and Respiratory Therapy Services).

     Depreciation and amortization increased 37.6% from $1.5 million for the three months ended March 31, 1998 to $2.1 million for the three months ended March 31, 1999. As a percentage of net revenues, depreciation and amortization expense was 2.7% and 2.8% for the three months ended March 31, 1999 and 1998, respectively.

INTERNATIONAL OPERATIONS

     Revenues from international operations excluding the effect of the disposition of the Canadian operations, increased $9.6 million, or 15.4%, from $62.1 million for the three months ended March 31, 1998 to $71.7 million for the three months ended March 31, 1999. Approximately $4.0 million of this increase was provided by U.K. inpatient services whose net revenues increased from $42.8 million for the three months ended March 31, 1998 to $46.8 million for the three months ended March 31, 1999. The increase in U.K. revenues is due to the addition of four facilities during 1998 as well as an increase in occupancy rates from 77.8% for the three months ended March 31, 1998 to 78.8% for the three months ended March 31, 1999. The remaining increase was primarily the result of facility additions and occupancy increases at inpatient services in Spain, Germany and Australia.

     Operating expenses, which include rent expense of $6.4 million and $9.7 million for the three months ended March 31, 1998 and 1999, respectively, increased approximately 14.3% from $56.6 million for the three months ended March 31, 1998 to $64.8 million for the three months ended March 31, 1999. As a percentage of revenues, operating expenses increased from 85.5% for the three months ended March 31, 1998 to 90.4% for the three months ended March 31, 1999. The increase is primarily attributable to increased temporary staffing costs due to a nursing shortage and increases in rent expense primarily a result of the sale-leaseback of 32 facilities completed October 1998.

     Depreciation and amortization for international operations decreased 31.1% from $5.1 million for the three months ended March 31, 1998 to $3.2 million for the three months ended March 31, 1999. The decrease is primarily a result of the write-off in the fourth quarter of 1998 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets.

OTHER  NONREPORTABLE  SEGMENTS  AND  CORPORATE  GENERAL AND  ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 4.1% from $67.3 million for the three months ended March 31, 1998 to $64.5 million for the three months ended March 31, 1999. Operating expenses increased 1.8% from $59.3 million for the three months ended March 31, 1998 to $60.3 for the three month periods ended March 31, 1999. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses relates primarily to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries. These increases were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Sun Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000.

     Corporate general and administrative costs not directly attributed to segments increased 15.4% from $26.5 million for the three months ended March 31, 1998 to $30.5 million at March 31, 1999. As a percentage of consolidated net revenues of $741.5 million and $673.0 million for the three months ended March 31, 1999 and 1998, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.6% to 4.5%. This increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including Regency and RCA, as well as implementation of new business strategies.

     Net interest expense not directly attributed to segments increased 1.0% from $29.3 million for the three months ended March 31, 1998 to $29.5 million for the three months ended March 31, 1999. As a percentage of consolidated net revenues, interest expense increased from 4.0% for the three months ended March 31, 1998 to 4.4% for the three months ended March 31, 1999. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of $250 million of 9 1/2% Notes in July 1997 and the Company's issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the previous credit facility that was retired in October 1997, and
(iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities.

OTHER SPECIAL AND NON-RECURRING CHARGES



CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5 which resulted in a cumulative effect of an accounting change pretax charge of $13.7 million.

OTHER LONG-LIVED ASSETS



LOSS ON SALE OF ASSETS

     A net non-cash charge of approximately $10.1 million was recorded to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. In addition, the Company recorded a loss of approximately $2 million on the sale of its Canadian operations. See footnote 5.

RESTRUCTURING COSTS

     In response to the industry changes mandated by PPS the Company recorded a charge of approximately $11.4 million for the three months ended March 31, 1999 predominately related to restructuring its operations in order to more closely align the inpatient services, rehabilitation and respiratory therapy services, and pharmaceutical and medical supply services divisions (see "Liquidity and Capital Resources").

LOSS ON TERMINATION OF INTEREST RATE SWAPS

     In April 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999.

CONSOLIDATED RESULTS OF OPERATIONS

     Income tax expense for the three months ended March 31, 1999 was $0.9 million compared to $13.6 million for the three months ended March 31, 1998. In the three months ended March 31, 1999, the Company increased its valuation allowance by $33.5 million for deferred tax assets which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999 the Company established a valuation allowance of $1.5 million for U.K. deferred tax assets, which may not be realizable.

     The net loss for the three months ended March 31, 1999 was $113.1 million compared to net earnings of $18.4 million for the three months ended March 31, 1998. Before considering the loss on sale of assets, the restructuring costs and the loss on termination of interest rate swaps, the loss before income taxes for the three months ended March 31, 1999 was $72.4 million compared to earnings before income taxes of $31.9 million for the three months ended March 31, 1998. The loss in the first quarter of 1999 was due to the implementation of PPS and its resulting adverse impact on the demand for ancillary services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company was not in compliance with certain financial covenants contained in the Senior Credit Facility as of December 31, 1998 and March 31, 1999. On April 29, 1999, the Company entered into an agreement that waives compliance with the covenants from December 30, 1998 until May 28, 1999. The terms of the waiver require among other things that the Company take advantage of the 30-day grace period of the payment of interest on the Company's $150 million 9 3/8% subordinated notes due 2008, which payment was due May 1, 1999. If the Company does not make the interest payment by May 31, 1999, the Company would be in default under the indenture for the 9 3/8% notes, which would cause the Company to be in cross-default on certain other debt obligations of the Company. The Company continues to seek an amendment to its Senior Credit Facility agreement that would bring it into full compliance but cannot predict when or if such an amendment will be obtained.

     Because the Company was not in compliance with certain financial covenants under the terms of the Senior Credit Facility, the Lenders could have required immediate repayment of all amounts outstanding under the Senior Credit Facility. As a result, as of December 31, 1998, the Company classified all borrowings under the Senior Credit Facility as current liabilities. Although compliance with the covenants has been waived, the borrowings remain classified as current liabilities in the accompanying consolidated balance sheets because of the short-term nature of the waiver.

     As a result, at March 31, 1999, the Company had a working capital deficit of $662.9 million including cash and cash equivalents of $47.2 million, as compared to a working capital deficit of $539.6 million, including cash and cash equivalents of $27.5 million at December 31, 1998. Without classification of the amounts under the Senior Credit Facility as current, the Company would have positive working capital of $150.4 million as of March 31, 1999. The Company does not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility at May 19, 1999.

     The Company is in default of certain Mortgage Notes amounting to $31.8 million and $31.9 million at March 31, 1999 and December 31, 1998, respectively, because the Company did not meet its debt service coverage requirement of at least 1.25 to 1. The Company is attempting to obtain a waiver of the non-compliance with the financial covenant and to amend these Mortgage Notes' financial covenants so that the financial covenants will be consistent with the Company's revised business plan. However, as of May 19, 1999, no agreement to waive the non-compliance with the financial covenant or to amend the financial covenants has been reached. Because the Company is in non-compliance with the terms of these Mortgage Notes, the holder of the Mortgage Notes could demand immediate repayment of all amounts due under the mortgages and foreclose on four facilities. Such amounts are classified as current liabilities as of December 31, 1998 and March 31, 1999.

     The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred and therefore such borrowings which total $520.9 million are classified as long-term liabilities as of December 31, 1998 and March 31, 1999.

     As of December 31, 1998 and March 31, 1999, the Company was in non-compliance with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. As a result, the lessors under these master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. As of May 19, 1999, the lessors had not exercised their rights under their respective agreements, although there can be no assurance that the lessors will not do so in the future. Prior to obtaining a waiver of the non-compliance with certain financial covenants in the Senior Credit Facility, the Company was also in cross default for 14 of its long-term care facilities in the United States as of December 31, 1998 and March 31, 1999. The aggregate net book value of properties subject to potential eviction amounted to $54.8 million at December 31, 1998. The Company has a substantial number of other leases which may contain similar default or cross default provisions.

     For the three months ended March 31, 1999, net cash used for operations was $14.4 million compared to net cash used by operations for the three months ended March 31, 1998 of $35.8 million. The net cash used for operations for the three months ended March 31, 1999 reflects the significant losses incurred (as discussed in "Results of Operations" above).

     The Company's accounts receivable have increased since December 31, 1998. Accounts receivable increased in part because of the growth in the Company's inpatient, therapy and pharmaceutical services businesses since December 31, 1998. RCA and Contour represent $72.0 million of the gross increase. The implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows thereby adversely affecting the collectibility of amounts due to the Company. Other nonaffiliated ancillary service customers, due to the transition to PPS, have slowed, reduced or stopped payment for service in anticipation of the adverse effect PPS would have on their cash flow. As a result, accounts receivable from nonaffiliated customers has increased, and the Company has increased its provision for doubtful accounts in the first quarter of 1999. Also, accounts receivable for therapy services have increased in part because the ability of nonaffiliated facilities to provide timely payment has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due, in part, to the fiscal intermediaries conducting reviews of facilities' therapy claims.

     Other significant operating uses of cash for the three months ended March 31, 1999 were $39.7 million for net interest payments and $1.4 million for income taxes.

     The Company believes that its existing cash reserves ($55.6 million at May 18, 1999) and the successful execution of its operational and financial recovery plan will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service throughout 1999. The projected cash balance during 1999 would not be adequate if the Company were required to repay the balance outstanding under the Senior Credit Facility or certain Mortgage Notes. No assurance can be given that the Company will have sufficient cash for operations, capital expenditures and regularly scheduled debt service throughout 1999. Further, no assurance can be given that the Company will be successful in negotiating waivers and amendments to the Senior Credit Facility and certain Mortgage Notes or that the Company will be able to meet any amended financial covenants prospectively. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate an amendment of the Senior Credit Facility, it would explore a variety of other options, including but not limited to other sources of financing, additional asset dispositions, or relief under the United States Bankruptcy code.

     As a result of the Company's recent financial results, the New York Stock Exchange (the "Exchange") has notified the Company that the Company does not currently meet the Exchange's quantitative continued listing criteria. At the request of the Exchange, the Company intends to submit to the Exchange a written proposal regarding the appropriateness of the continued listing of the Company's common stock. No assurance can be given that the Exchange will continue to list the Company's common stock.

     In response to the significant losses experienced in the fourth quarter of 1998 which have continued in the first quarter of 1999, the Company has developed an operational and financial recovery plan that is intended to restore the Company's profitability in the new operating environment under PPS, although no assurance can be given that the plan will be successful.

     The Company incurred $31.5 million in capital expenditures during the three months ended March 31, 1999. Expenditures related primarily to the construction of a corporate office building and to the Company's long-term care, subacute care and assisted living facility operations including the construction of three new facilities in the United States and three new facilities in the United Kingdom as well as routine capital expenditures. The Company had capital expenditure commitments as of March 31, 1999, under various contracts of $32.1 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building.

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

     In the fourth quarter of 1998, the Company implemented an initial restructuring plan and recorded a fourth quarter charge of $4.6 million. As of March 31, 1999, the Company's 1998 restructuring costs reserve balance was approximately $0.5 million and is substantially complete.

     In the first quarter of 1999, the Company initiated a second restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a first quarter charge of approximately $11.4. The restructuring plan included the termination of 2,900 of its rehabilitation and respiratory therapy services employees, and 80 of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 23 divisional and regional offices related to the aforementioned operations. In addition, the plan includes the relocation of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company will terminate 96 employees of these subsidiaries. As of March 31, 1999, the Company paid approximately $4.4 million in termination benefits under the 1999 restructuring plan. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately 1.4 million related to lease termination costs and $0.8 million related to asset disposals or write-offs. As of March 31, 1999, the Company's 1999 restructuring costs reserve balance was approximately $6.9 million.

     The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for 11% and 9% the Company's total net revenues during the three months ended March 31, 1999 and 1998 respectively, and 18% of the Company's consolidated total assets as of March 31, 1999. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses including assisted living facilities, rehabilitation hospitals and other non-core businesses. The Company recorded a loss of $161.6 million before unrecorded gains in the fourth quarter of 1998 to reduce the carrying amount of these businesses identified for disposal to fair value based on estimates of selling value and of costs to sell. The Company recorded a loss of $10.1 million for the three months ended March 31, 1999 to further reduce the carrying value based on current sale negotiations and market conditions. In addition, the Company has decided not to dispose of certain non-core businesses previously recorded in assets held for sale. The reversal of $7.0 of the loss on disposition was recognized in 1999. The aggregate carrying amount of these businesses is approximately $219.9 million at March 31, 1999. The Company expects net proceeds including cash related to those operations with unrecorded gains of $93.4 million after the reduction of related debt of approximately $108.3 million. Under the terms of the Senior Credit Facility such proceeds are required to be used to permanently reduce outstanding borrowings under the Senior Credit Facility.

     In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States as well as Canada. The carrying amount of the assets held for sale was $22.5 million as of December 31, 1998. The Company completed the sales of the Canadian clinics during the first quarter of 1999 which resulted in an additional loss on sale of $2.1 million. The results of operations of these businesses is not material.

     Under the terms of an Amended and Restated subordinated Loan Agreement (the "Subordinated Loan"), the Company has advanced $36.3 million and has agreed to advance up to a total of $40 million, plus an additional $5 million to cover accrued interest due and owing to the Company and other lenders, to a developer of assisted living facilities to cover 20% of the costs of the development, construction and operation of assisted living facilities. Advances are subject to certain conditions, including the approval of each project by the Company. Advances under the Subordinated Loan are part of the assets related to the Company's assisted living facilities which the Company intends to divest (as discussed above).

     At March 31, 1999, the Company had on a consolidated basis, $1.7 billion of outstanding indebtedness including capital lease obligations and $826.8 million of indebtedness under its Senior Credit Facility. The Company also had $42.6 million of outstanding standby letters of credit under its Senior Credit Facility as of March 31, 1999.

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

     On May 5, 1998, the Company entered into certain interest rate transactions with an aggregate notional value of $850 million to minimize the risks and/or costs associated with certain long-term debt of the Company. On April 9, 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a pre-tax loss of $2.5 million in the first quarter of 1999. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The interest rate swap transactions were designated as hedges for accounting purposes.

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

     The Company has historically experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1998, the Company recorded negative revenue adjustments totalling $34.7 million primarily for the projected settlement of 1997 facility cost reports which were not settled as of December 31, 1998 and the projected settlement of the 1998 cost reports based on historical information. Accounts receivable have also been negatively impacted in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims.

     The implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows, which has adversely affected the collectibility of amounts due to the Company. As a result, accounts receivable for nonaffiliated customers has increased, and the Company has increased its provision for doubtful accounts in the first quarter of 1999.

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

     In the Balanced Budget Act of 1997 ("BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA mandates the implementation of a prospective payment system for skilled nursing facilities. PPS became effective on July 1, 1998 for the Company's facilities that it acquired with RCA and on January 1, 1999 for the remainder of its facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. Prior to the implementation of PPS, the costs of many of such services were reimbursed on a "pass through" basis. During the first three years of the PPS phase-in, payments will generally be based on a blend of the facility's historical costs based on 1995 cost data and a federally established per diem rate. Although it is unclear what the long-term impact of PPS will be, the transition to PPS negatively impacted the Company's earnings for the quarters ended September 30, 1998, December 31, 1998, and March 31, 1999. There can be no assurance that PPS will not have a long-term material adverse effect on the results of operations and financial condition of the Company.

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

     Effective January 1, 1999, for all nursing home patients not receiving post-hospital extended care services (i.e., Medicare Part B patients), Medicare reimbursement for ancillary services, including rehabilitation therapy, medical supplies, pharmacy and other ancillary services, will be made to the skilled nursing facility pursuant to fee schedules published on November 2, 1998. In addition, effective January 1, 1999, there is an annual per beneficiary cap of $1,500 on Medicare reimbursement for outpatient physical therapy and speech therapy and an annual per beneficiary cap of $1,500 on Medicare reimbursement for occupational therapy. Facilities will be permitted to bill patients directly for services rendered in excess of these caps; however, there can be no assurance that the Company will receive any payment in excess of these caps. There can also be no assurance that such fee schedules and caps will not have a material adverse effect on the Company.

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

     Medicare regulations address transactions between related parties, such as between the Company's subsidiaries that operate skilled nursing facilities and subsidiaries which provide ancillary services. For periods prior to the effective date of PPS, these regulations are relevant to the amount of Medicare reimbursement that the Company's skilled nursing facilities are entitled to receive for certain rehabilitation and respiratory therapy and pharmaceutical services provided by the Company's ancillary service subsidiaries. An exception to the related party regulations is available provided that, among other things, a substantial part of the services of the relevant subsidiary supplier be transacted with nonaffiliated entities. When that exception applies, the skilled nursing facility may receive reimbursement for services provided by the Company's ancillary service subsidiaries at the rates applicable to services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of this exception. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

     The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 56%, 70% and 71% of total rehabilitation and temporary therapy staffing services net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 46%, 63% and 58% of total respiratory therapy services net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 70%, 79% and 78% of total pharmaceutical services revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The Company considers RCA a nonaffiliated entity for all periods prior to its acquisition. The Company believes that it satisfies the requirements of the exception to the regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at fair market value, rather than at Company cost, which would have applied if it did not satisfy the exception. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received. While the Company believes that it has satisfied these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. The implementation of PPS and the fee schedules has significantly reduced the Medicare reimbursement impact of the related party rule.

     The office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") has begun to conduct a national medical audit that will assess the medical necessity of physical and occupational therapy services provided to skilled nursing facility patients. Generally, the OIG has indicated the results of the audit will be used to quantify overpayments for therapy services in facilities audited and to develop baseline data that can be used to assess the impact of the BBA. The Company is unable to determine what if any impact this audit might have on the Company.

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

LITIGATION

    In March, April and May, 1999, class action lawsuits were filed against the Company and three officers of the Company in the United States District Court for the District of New Mexico on behalf of purchasers of the Company's common stock during the class period. These actions have been consolidated as IN RE SUN HEALTHCARE GROUP, INC. SECURITIES LITIGATION MASTER FILE NO. CIV99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     In March 1999, the Company and several of its subsidiaries filed a lawsuit in the Superior Court of Fulton County in the State of Georgia against certain individuals who served as directors, officers or employees of Retirement Care Associates, Inc. ("RCA") prior to the Company's acquisition of RCA, and against various entities such individuals owned or controlled or with which they have been affiliated. The lawsuit alleges, among other things, breaches of fiduciary duties, breaches of contract and conversion. The Company seeks damages in excess of $30 million and punitive amounts. In May 1999, certain defendants in this lawsuit filed counterclaims against certain plaintiffs alleging, among other things, securities fraud, negligent misrepresentation and breach of contract. Defendants seek damages in an amount to be determined at trial and punitive amounts.

     Between August 25, 1997 and October 24, 1997, 10 class action lawsuits (the "Actions") were filed in the United States District Court for the Northern District of Georgia on behalf of persons who purchased RCA Common Stock, naming RCA and certain of its officers and directors as defendants. The complaints have overlapping defendants and largely overlapping (although not identical) class periods. The complaints allege violations of Federal securities laws by the defendants for disseminating allegedly false and misleading financial statements for RCA's fiscal year ended June 30, 1996 and its first three quarters of fiscal year 1997, which the plaintiffs allege materially overstated RCA's profitability. Generally, each of the Actions seeks unspecified compensatory damages, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable and injunctive relief.

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs in the Actions entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs. The parties have signed the Settlement Agreement and the hearing for court approval of the settlement is currently scheduled for July 21, 1999. Upon court approval of the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the Plaintiffs. No assurance can be given that the Settlement will become final.

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

     COSTS. The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $12 million, of which approximately $2.5 million has been spent through March 31, 1999. Of these costs, the Company estimates that approximately $3 million will be spent to repair systems and equipment and $9 million will be spent to replace systems and equipment. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers and customers; there can be no assurance that such information is accurate or complete.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" and is incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (10.1) Limited Waiver and Agreement, dated as of April 27, 1999, to Credit Agreement among Sun, certain lenders, certain co-agents, and NationsBank of Texas, as Administrative Lender.

     (27.1)    Financial Data Schedule

(b)  Reports on Form 8-K

     Report dated April 5, 1999 and filed April 13, 1999 reporting that the Company's acquisition of Retirement Care Associates, Inc. would be accounted for as a purchase rather than a pooling of interests as a result of the Company's decision to divest certain of its non-core businesses and based on discussions with the SEC and the Company's accountants.

     Report dated March 31, 1999 and filed April 15, 1999 reporting that the Company filed its Form 10-K for the year ended December 31, 1998 with certain sections omitted, and that an amendment would be filed to include the omitted sections.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUN HEALTHCARE GROUP, INC.


Date:  May 20, 1999                      By:  /s/ Robert D. Woltil   *
                                              -------------------------
                                               Robert D. Woltil
                                               Chief Financial Officer




*Signing on the behalf of the Registrant and as principal financial officer.