Form 10-Q
period 1999-06-30
SUN HEALTHCARE GROUP INC
filed 1999-08-20
CIK 904978

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

                  For the quarterly period ended June 30, 1999

                                       or

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

    As of August 18, 1999, there were 61,061,709 shares of the Registrant's
        $.01 par value Common Stock outstanding, net of treasury shares.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           SUN HEALTHCARE GROUP, INC.
                                      Index

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION


                                                                  Page Numbers
                                                                  ------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998 ......................... 3-4

          Consolidated Statements of Earnings (Losses)
          For the three and six months ended June 30, 1999 and 1998 ... 5-6

          Consolidated Statements of Comprehensive Income (Losses)
          For the three and six months ended June 30, 1999 and 1998 ...  7

          Consolidated Statements of Cash Flows
          For the six months ended June 30, 1999 and 1998 ............. 8-9

          Notes to the Consolidated Financial Statements ..............10-30

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...............31-54


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................  55

Item 3.   Defaults Upon Senior Securities .............................  55

Item 5.   Other Events ................................................  55

Item 6.   Exhibits and Reports on Form 8-K ............................  55

Signatures ............................................................  56


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         June 30,    December 31,
                                                           1999          1998
                                                       -------------  ------------
                                                              (In thousands)
Current assets:
     Cash and cash equivalents ......................   $   27,054    $   27,504
     Accounts receivable, net of allowance for
        doubtful accounts of $89,620 as of June 30,
        1999, and $79,015 as of December 31, 1998 ...      386,525       538,329
     Other receivables ..............................       73,186        48,073
     Inventory, net .................................       48,316        48,862
     Prepaids and other assets ......................       10,571        13,091
     Income tax receivables .........................            -        15,874
                                                        ----------    ----------

      Total current assets ..........................      545,652       691,733
                                                        ----------    ----------

     Property and equipment, net ....................      452,364       601,270
     Goodwill, net ..................................      514,440       795,945
     Notes receivable ...............................       29,587        32,334
     Assets held for sale ...........................      184,547       192,447
     Other assets, net ..............................      106,201       148,309
     Deferred tax assets ............................            -         6,000
                                                        ----------    ----------

           Total assets .............................   $1,832,791    $2,468,038
                                                        ==========    ==========


                            (Continued on next page)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                      June 30,     December 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
                                                                                            (In thousands,
                                                                                           except share date)
Current liabilities:
       Current portion of long-term debt .........................................    $1,310,147    $   812,621
       Current portion of obligations under capital leases .......................         3,391          3,703
       Accounts payable ..........................................................        53,509         94,143
       Accrued compensation and benefits .........................................       105,366        102,091
       Accrued interest ..........................................................        60,764         26,095
       Accrued self-insurance obligations ........................................        52,749         54,865
       Other accrued liabilities .................................................       142,693        137,851
                                                                                     -----------    -----------

            Total current liabilities ............................................     1,728,619      1,231,369
                                                                                     -----------    -----------

Long-term debt, net of current portion ...........................................       273,976        705,653
Obligations under capital leases, net of current portion .........................       100,089        103,679
Other long-term liabilities ......................................................        39,716         41,061
                                                                                     -----------    -----------

            Total liabilities ....................................................     2,142,400      2,081,762
                                                                                     -----------    -----------

Commitments and contingencies
Minority interest ................................................................         6,294          7,517
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated
       debentures of the Company .................................................       344,833        345,000

Stockholders' equity:
       Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued
       Common stock of $.01 par value, authorized 155,000,000 shares, 63,261,778 and 61,930,159 shares issued and outstanding as of June 30, 1999
            and December 31, 1998, respectively ..................................           630            619
       Additional paid-in capital ................................................       776,124        774,860
       Retained deficit ..........................................................    (1,397,793)      (696,049)
       Accumulated other comprehensive income ....................................        (4,748)         2,902
                                                                                     -----------    -----------
                                                                                       $(625,787)       $82,332
                                                                                     -----------    -----------
       Less:
       Unearned compensation .....................................................         6,853          8,552
       Common stock held in treasury, at cost, 2,212,983 and 2,124,868 shares
            as of June 30, 1999 and December 31, 1998, respectively ..............        27,378         26,967
       Grantor stock trust, at market, 1,638,256 and 1,989,132 shares as of
            June 30, 1999 and December 31, 1998, respectively ....................           718         13,054
                                                                                     -----------    -----------
            Total stockholders' equity (deficit)..................................      (660,736)        33,759
                                                                                     -----------    -----------

            Total liabilities and stockholders' equity (deficit)..................   $ 1,832,791    $ 2,468,038
                                                                                     ===========    ===========


     The accompanying notes are an integral part of these consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                                   (Unaudited)


                                                           For the Three Months Ended June 30,
                                                           ------------------------------------
                                                                    1999         1998
                                                                    ----         ----
                                                          (In thousands, except per share data)

Total net revenues ...........................................   $ 600,914    $ 752,392
                                                                 ----------   ----------
Costs and expenses:
    Operating ................................................     608,061      612,256
    Corporate general and administrative .....................      40,257       43,439
    Provision for losses on accounts receivable ..............      15,407       13,022
    Depreciation and amortization ............................      22,538       21,519
    Interest, net ............................................      39,006       31,884
    Loss on sale of assets ...................................      51,781        7,802
    Legal and regulatory matters .............................                   17,131
    Financial restructuring costs ............................       6,046            -
    Impairment loss ..........................................     399,963            -
                                                                 ----------   ----------
       Total costs and expenses ..............................   1,183,059      747,053

Dividends on convertible preferred securities ................       6,452        3,771
                                                                 ----------   ----------
Earnings (losses) before income taxes and extraordinary loss..    (588,597)       1,568

Income taxes .................................................           -          815
                                                                 ----------   ----------

Earnings (losses) before extraordinary loss...................    (588,597)         753
Extraordinary loss, net of income tax benefit ................           -       10,120
                                                                 ----------   ----------
Net earnings (losses) ........................................   $(588,597)   $  (9,367)
                                                                 ==========   ==========

Net earnings (losses) per common and common equivalent share before extraordinary loss:
       Basic .................................................   $  (10.06)   $    0.02
                                                                 ==========   =========

       Diluted ...............................................   $  (10.06)   $    0.02
                                                                 ==========   =========

Net earnings (losses) per common and common equivalent share:
       Basic .................................................   $  (10.06)   $   (0.20)
                                                                 ==========   =========

       Diluted ...............................................   $  (10.06)   $   (0.20)
                                                                 ==========   =========
Weighted average number of common and common equivalent
   shares outstanding:
       Basic .................................................      58,499       47,121
                                                                 =========    =========

       Diluted ...............................................      58,499       63,466
                                                                 =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                                   (Unaudited)


                                                           For the Six Months Ended June 30,
                                                           ------------------------------------
                                                                    1999         1998
                                                                    ----         ----
                                                          (In thousands, except per share data)

Total net revenues ...........................................   $1,273,946     $1,493,882
                                                                 -----------   -----------
Costs and expenses:
    Operating ................................................    1,232,630      1,220,839
    Corporate general and administrative .....................       82,274         82,740
    Provision for losses on accounts receivable ..............       29,225         19,036
    Depreciation and amortization ............................       43,985         41,993
    Interest, net ............................................       76,177         67,025
    Loss on sale of assets ...................................       63,889          7,802
    Legal and regulatory matters .............................            -         17,131
    Loss on termination of interest rate swaps ...............        2,488              -
    Financial restructuring  .................................        6,046              -
    Corporate restructuring costs ............................       11,428              -
    Impairment loss ..........................................      399,962              -
                                                                 -----------    -----------
       Total costs and expenses ..............................    1,948,104      1,456,566

Dividends on convertible preferred securities ................       12,968          3,771
                                                                 -----------    -----------
Earnings (losses) before income taxes, extraordinary loss and
  cumulative effect of change in accounting principle.........     (687,126)        33,545

Income taxes .................................................          892         14,405
                                                                 -----------     -----------

Earnings (losses) before extraordinary loss and
   cumulative effect of change in accounting principle .......     (688,018)        19,140

Extraordinary loss, net of income tax benefit ................            -         10,120
Cumulative effect of change in accounting principle ..........       13,727              -
                                                                 -----------    -----------
Net earnings (losses) ........................................   $ (701,745)    $    9,020
                                                                 ===========    ===========
Net earnings (losses) per common and common equivalent share before extraordinary loss and cumulative effect of change
   in accounting principle:
       Basic .................................................   $   (11.81)    $    0.41
                                                                 ===========    ==========

       Diluted ...............................................   $   (11.81)    $    0.33
                                                                 ===========    ==========

Net earnings (losses) per common and common equivalent share:
       Basic .................................................   $   (12.05)    $    0.19
                                                                 ===========    ==========

       Diluted ...............................................   $   (12.05)    $    0.16
                                                                 ===========    ==========
Weighted average number of common and common equivalent
   shares outstanding:
       Basic .................................................       58,252        47,078
                                                                 ===========    ==========

       Diluted ...............................................       58,252        58,036
                                                                 ===========    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

            SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)
                            (Unaudited)

                                                        For the Three Months Ended June 30,
                                                        ------------------------------------
                                                                1999           1998
                                                                ----           ----
                                                                  (In thousands)

Net earnings (losses) ....................................   $ (588,597)      $ (9,367)

Foreign currency translation adjustments, net of tax .....       (1,746)        (1,839)
                                                             -----------      ---------

Comprehensive income (losses) ............................   $ (590,343)      $(11,206)
                                                             ===========      =========



                                                        For the Six Months Ended June 30,
                                                        ------------------------------------
                                                                1999           1998
                                                                ----           ----
                                                                  (In thousands)

Net earnings (losses) ....................................   $ (701,745)      $  9,020

Foreign currency translation adjustments, net of tax .....       (7,650)         1,756
                                                             -----------      --------

Comprehensive income (losses) ............................   $ (709,395)      $ 10,776
                                                             ===========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Six Months Ended June 30,
                                                              ----------------------------------
                                                                        1999          1998
                                                                        ----          ----
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (losses) ........................................   $ (701,745)     $  9,020
   Adjustments to reconcile net earnings (losses) to net cash provided by (used for) operating activities:
          Extraordinary loss ...................................            -         10,120
          Impairment loss ......................................       399,962            -
          Cumulative effect of change in accounting principle ..        13,727            -
          Loss on sale of assets ................................       63,889         7,802
          Depreciation and amortization .........................       43,985        41,994
          Provision for losses on accounts receivable ...........       29,225        19,034
          Other, net ............................................        2,704         3,878
          Changes in operating assets and liabilities:
             Accounts receivable ................................      117,753      (138,516)
             Other current assets ...............................       28,165       (21,394)
             Other current liabilities ..........................      (33,788)       56,717
             Income taxes payable ...............................       26,769       (11,478)
                                                                    -----------     ---------

             Net cash provided by (used for) operating activities       (9,354)      (22,823)
                                                                    -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ....................................      (68,680)      (63,476)
   Acquisitions, net of cash acquired ...........................       (2,134)      (63,377)
   Proceeds from sale and leaseback of property and equipment ...           -         16,833
   Increase in long-term notes receivable .......................        2,746       (17,276)
   Other assets expenditures ....................................       (2,181)      (11,384)
                                                                    -----------     ---------

             Net cash used for investing activities .............      (70,249)     (138,680)
                                                                    -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings ....................................      123,319       168,976
   Long-term debt repayments ....................................      (38,377)     (331,319)
   Conversion of Mediplex 6 1/2% Convertible Subordinated
     Debentures due 2003 ........................................       (6,649)           -
   Net proceeds from issuance of convertible preferred
     securities of subsidiary ...................................           -        330,342
   Net proceeds from issuance of common stock ...................          809         1,231
   Purchases of treasury stock ..................................         (410)       (1,357)
   Other financing activities ...................................       (1,052)         (997)
                                                                     ----------     ---------

             Net cash provided by financing activities ..........       77,640       166,876
                                                                    ----------      ---------

Effect of exchange rate on cash and cash equivalents ............        1,513          (449)
                                                                    ----------      ---------

Net increase (decrease) in cash and cash equivalents ............         (450)        4,924

Cash and cash equivalents at beginning of year ..................       27,504        21,020
                                                                    ----------      ---------

Cash and cash equivalents at end of period ......................   $   27,054      $ 25,944
                                                                    ==========      =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Six Months Ended June 30,
                                                                  ---------------------------------
                                                                           1999         1998
                                                                           ----         ----
                                                                             (In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during period for:

       Interest net of $1,254 and $1,111 capitalized during the
         six months ended June 30, 1999 and 1998, respectively .......   $114,803     $ 42,520
                                                                         =========    =========

       Income taxes ..................................................   $(30,085)    $(20,083)
                                                                         =========    =========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company's acquisitions during the six months ended
       June 30, 1999 and 1998 involved the following:

       Fair value of assets acquired .................................   $  3,184     $549,268
       Liabilities assumed ...........................................     (1,050)    (352,056)
       Common stock issued ...........................................          -     (133,835)
                                                                         ---------    ---------

       Cash payments made, net of cash received from others ..........   $  2,134     $ 63,377
                                                                         ==========   =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

     In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 1999 and December 31, 1998, the consolidated results of its operations for the three and six month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

     Pro Forma amounts, assuming the new accounting principle was applied during the three and six months ended June 30, 1998 are as follows:

                                         Three Months Ended     Six Months Ended
                                         ------------------     ----------------
                                            June 30, 1998         June 30, 1998
                                            -------------         -------------


Net earnings (losses) as reported ...........  $ (9,367)            $ 9,020
                                               =========            =======
Pro Forma net earnings (losses) .............  $ (8,329)            $ 7,062
                                               =========            =======

Net earnings (losses) per common and
   common equivalent share as reported:
     Basic ..................................  $  (0.20)            $  0.19
                                               =========            =======
     Diluted ................................  $  (0.20)            $  0.16
                                               =========            =======

Pro Forma net earnings (losses) per common
   and common equivalent share:
     Basic ..................................  $  (0.18)            $  0.15
                                               =========            =======
     Diluted ................................  $  (0.13)            $  0.12
                                               =========            =======

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

2.    NON-COMPLIANCE WITH DEBT AGREEMENTS AND LIQUIDITY

     The Company was not in compliance with certain financial covenants contained in its Senior Credit Facility as of December 31, 1998 and June 30, 1999. Borrowings under the Senior Credit Facility were $745.6 million and $821.3 million at December 31, 1998 and June 30, 1999, respectively. In addition, the Company failed to make a $19.5 million payment due to the Senior Credit Facility bank lenders on June 30, 1999. Because of the covenant and payment defaults, the bank lenders could have required immediate repayment of all amounts outstanding under the Senior Credit Facility. As a result, the Company has classified all borrowings under the Senior Credit Facility as current liabilities. The Company did not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility at August 18, 1999. No further amounts may be borrowed under the Senior Credit Facility. Accordingly, the Company will have to fund all operations, capital expenditures and regularly scheduled debt service from existing cash reserves and future net cash flows from operations.

     The Company did not make its semi-annual interest payments of $7.3 million on the Company's $150.0 million 9 3/8% Subordinated Notes that was due on May 1, 1999 and of $11.9 million on the Company's $250.0 million 9-1/2% Subordinated Notes that was due on July 1, 1999. The bank lenders under the Company's Senior Credit Facility exercised their contractual right blocking the Company from making these payments. Because the Company did not make these payments, it is in default under the indentures for the 9 3/8% Subordinated Notes and 9-1/2% Subordinated Notes and the holders of such Notes could declare all amounts outstanding under the respective indentures immediately due and payable, although actual payment would continue to be prohibited by the actions of the bank lenders. The Company did not have sufficient cash reserves to repay all amounts outstanding under either of these indentures at August 18, 1999.

     The Company is in default of certain Mortgage Notes amounting to $31.9 million and $31.7 million at December 31, 1998 and June 30, 1999, respectively. Because the Company is in non-compliance with the terms of certain Mortgage Notes, the holder of these Mortgage Notes could demand immediate repayment of all amounts due under the mortgages and foreclose on four facilities. Such amounts are classified as current liabilities as of December 31, 1998 and June 30, 1999.

     The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred and therefore such borrowings which total $520.9 million are classified as long-term liabilities as of December 31, 1998 and June 30, 1999.

     As of December 31, 1998 and June 30, 1999, the Company was in non-compliance with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. As a result, the lessors under these master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. As of August 18, 1999, the lessors had not exercised their rights under their respective agreements, although there can be no assurance that the lessors will not do so in the future. The Company was also in cross default under the terms of leases for 14 of its long-term care facilities in the United States as of December 31, 1998 and June 30, 1999. The Company has a substantial number of other leases which may contain similar default or cross default provisions.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

     The Company and its principal lenders are discussing the terms of an overall financial restructuring. However, in the event the lenders or lessors under the agreements and leases described above begin to exercise remedies against the Company or if the Company makes a determination that it would not be able to fund its operations outside bankruptcy, the Company will commence a chapter 11 bankruptcy case under title 11 of the United States Code.

     During the second quarter of 1999, the Company recorded financial restructuring costs of $6.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% and 9-1/2% Subordinated Notes.

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

     The following unaudited pro forma results assumes that the RCA Acquisition occurred as of January 1, 1998 and includes its results of operations for the three and six months ended June 30, 1998 (in thousands, except per share data):


                                         Three Months Ended     Six Months Ended
                                         ------------------     ----------------
                                            June 30, 1998        June 30, 1998
                                            -------------        -------------

Net revenues                                   $825,417            $1,636,134
Net losses                                     $(22,142)           $  (15,350)

Per Share Data:
Net losses per share:
    Basic                                      $  (0.41)           $   (0.28)


    In addition, during the six months ended June 30, 1998, the Company acquired from various third parties the net ownership of, leasehold rights to, or the management contracts of, two long-term care facilities in the United States and 15 long-term care facilities in the United Kingdom. Also, during the six months ended June 30, 1998, the Company acquired nine pharmacies in the United States. The pro forma impact of these acquisitions with the exception of RCA is immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4.    RESTRUCTURING COSTS

     In the first quarter of 1999, the Company initiated a second restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a first quarter charge of approximately $11.4. The restructuring plan included the termination of 2,900 of its rehabilitation and respiratory therapy services employees, and 80 of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 23 divisional and regional offices related to the aforementioned operations. In addition, the plan included the relocation of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees at these subsidiaries. As of June 30, 1999, the Company paid approximately $3.5 million in termination benefits under the 1999 restructuring plan. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. As of June 30, 1999, the Company's 1999 restructuring costs reserve balance was approximately $6.1 million.

     In the fourth quarter of 1998, the Company had an initial restructuring plan and recorded a fourth quarter charge of $4.6 million. As of June 30, 1999, the Company's 1998 restructuring costs reserve balance was approximately $.9 million and is substantially complete.

5.    IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business unit. The assets are considered to be impaired when the expected future cash flows of the business unit do not exceed the carrying balances of the goodwill or other long-lived assets. In the second quarter of 1999, the Company recorded a non-cash impairment charge of $400 million related to the Company's estimate of goodwill and other asset impairment.

     During the second quarter of 1999, the Company revised its projections of future cash flows for its various business units as current operating results were worse than planned. The significant write-down of goodwill resulted from the continued adverse impact of PPS on the level of Medicare reimbursement and occupancy and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Effects of Changes to Reimbursement"). Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition (most of which were acquired in conjunction with Ashbourne).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

     The following is a summary of the impairment loss by division for the six months ended June 30, 1998 (in thousands):

                                             Property
                                                and       Other
                                  Goodwill   Equipment    Assets     Total
                                  --------   ---------    ------     -----

Inpatient Services                188,486     84,156      16,518    289,160
Rehabilitation and
Respiratory Therapy Services       32,190      7,257          11     39,458
Pharmaceuticals and
  Medical Supply Services          23,921      2,346           -     26,267
International Operations           16,707     17,641           -     34,348
Other Operations                    6,950      1,839       1,940     10,729

6.   ASSETS HELD FOR SALE

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals and other in-patient facilities and other non-core businesses. The Company recorded a loss of $161.6 million in the fourth quarter of 1998 to reduce the carrying amount of the non-core businesses identified for disposal to fair value based on estimates of selling value less costs to sell. In 1999, the Company identified additional inpatient facilities for disposal and revised its estimates of selling value less costs to sell. The Company recorded an additional net loss of $10.1 million in the first quarter of 1999 and $49.6 million in the second quarter of 1999. In addition, the Company has decided not to dispose of certain non-core businesses previously recorded in assets held for sale including the rehabilitation hospitals. The following is a summary of the carrying amounts and additional loss for the six months ended June 30, 1999 related to the non-core businesses to be disposed of as of June 30, 1999 (in thousands):

                                                     Carrying
                                                      Amount        Loss
                                                      ------        ----
Assisted living facilities .......................  $115,900      $17,832
Other inpatient facilities .......................    42,814       17,062
Other non-core businesses ........................    25,833          -
                                                    ---------     --------
    Total ........................................  $184,547      $34,894
                                                    =========     ========

     Management expects to complete the sales of these businesses during 1999.

     In addition, in July of 1999 the Company sold 11 of its long-term care facilities in the United Kingdom for L24.9 million or $38.6 million and leased them back under twelve year leases. The transaction resulted in a loss of $16.9 million.

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

7.    INTEREST RATE SWAP TRANSACTIONS

     In April 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999.

8.    COMMITMENTS

      (a)  CONSTRUCTION COMMITMENTS

     The Company had capital commitments, as of June 30, 1999, under various contracts of approximately $15.6 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

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

      (c)   LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business (see Note 10).

9.    NET EARNINGS (LOSSES) PER SHARE

     Basic net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period.

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three and six months ended June 30, 1999, the Company's stock options and convertible debentures were anti-dilutive.

     Earnings per share is calculated as follows for the three and six months ended June 30, (in thousands, except per share data):

                                                    Three Months Ended        Six Months Ended
                                                    ------------------        ----------------
                                                         June 30,                 June 30,
                                                         --------                 --------
                                                      1999        1998         1999        1998
                                                      ----        ----         ----        ----
BASIC:
Net earnings (losses) before cumulative
  effect of change in accounting principle
  and extraordinary loss ......................... $(588,597)  $   753       $(688,018)  $ 19,140

Earnings per share ............................... $ (10.06)   $   .02       $ (11.81)   $    .41
                                                   ---------   --------      ---------   --------
Net earnings (losses) ............................ $(588,597)  $(9,367)      $(701,745)  $  9,020

Earnings (losses) per share ...................... $  (10.06)  $  (.20)      $ (12.05)   $    .19
                                                   ---------   --------      ---------   --------
Weighted average shares outstanding ..............    58,499    47,121         58,252      47,078

DILUTED:
Net earnings (losses) before extraordinary loss .. $(588,597)  $   753       $(688,018)  $ 19,140

Earnings (losses) per share before
  extraordinary loss ............................. $ (10.06)   $   .02       $ (11.81)   $    .33

Net earnings (losses)............................. $(588,597)  $(9,367)      $(701,745)  $  9,020

Earnings (losses) per share ...................... $ (10.06)   $  (.20)      $ (12.05)   $    .16

Weighted average shares used in basic
  calculation ....................................   58,499     47,121         58,252      47,078
Effect of dilutive securities:
  Stock options and warrants .....................       -         605           -            659
  Assumed conversion of convertible debt .........       -      15,740           -         10,299
                                                   ---------   --------      --------    --------
Weighted average common and common equivalent
  shares outstanding .............................    58,499    63,466         58,252      58,036
                                                   =========   ========      ========    ========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

10.  Other Events

     (a)  LITIGATION

     In March, April and May, 1999, class action lawsuits were filed against the Company and three officers of the Company in the United States District Court for the District of New Mexico on behalf of purchasers of the Company's common stock during the class period. These actions have been consolidated as IN RE SUN HEALTHCARE GROUP, INC. SECURITIES AND LITIGATION MASTER FILE NO. CIV99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     The Company and certain of its subsidiaries are defendants in a qui tam lawsuit brought by a private citizen in the Untied States District Court of the Central District of California alleging violations of the federal False Claims Act and a related wrongful termination. The plaintiff alleges that a home health agency operated by one of the Company's subsidiaries submitted bills for several years that were improper for various reasons, including bills for patients whose treatment had not been authorized by their physicians. The government intervened to the extent that the lawsuit alleges billing without obtaining proper and timely physician authorization, but declined to intervene in the remainder of the lawsuit. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ has informed the Company of a number of outstanding inquiries, some of which have been prompted by the filing of qui tam lawsuits that remain under seal. The Company intends to expeditiously address whatever concerns the HHS and the DOJ may have. There can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

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

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs in the Actions entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs. On July 21, 1999 the Court issued an order certifying the class, approving the settlement and dismissing with prejudice all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions will be settled and released, and the Actions.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

11.   SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Convertible
Subordinated Debentures and the 11.75% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                      June 30,   December 31,
                                                        1999         1998
                                                      --------    -----------
Current assets ...................................    $ 82,265     $113,585
Noncurrent assets ................................     233,211      225,586
Current liabilities ..............................       3,825       13,165
Noncurrent liabilities ...........................      48,885       69,454
Due to parent ....................................     248,690      206,161

                                                 Three Months Ended      Six Months Ended
                                                 ------------------      ----------------
                                                      June 30,               June 30,
                                                      --------               --------
                                                  1999       1998        1999       1998
                                                  ----       ----        ----       ----
Net revenues ................................   $112,588   $150,451    $224,023   $295,082
Costs and expenses ..........................    106,127    137,546     215,255    273,652
                                                ---------   --------   ---------  ---------
Earnings (losses) before intercompany charges,
  income taxes and cumulative effect of
  change in accounting principle ............      6,461     12,905       8,768     21,430
Intercompany charges (1) ....................     23,434     24,830      42,201     49,095
                                                ---------   --------   ---------  ---------

Earnings (losses) before income taxes
  and cumulative effect of change in
  accounting principle ......................    (16,973)   (11,925)    (33,433)   (27,665)
Income taxes (benefit) ......................         -      (5,039)        363    (11,802)
                                                ---------   --------   ---------  ---------
Net earnings (losses) before cumulative
  effect of change in accounting principle ..    (16,973)    (6,886)    (33,796)   (15,863)

Cumulative effect of change in accounting
   principle .................................        -          -        2,520        -
                                                 ---------   --------   --------- ---------

Net earnings (losses) .......................   $(16,973)   $(6,886)   $(36,316)  $(15,863)
                                                =========   ========   =========  =========

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $3.8 million and $12.8 million for the three months ended June 30, 1999 and 1998, respectively and $7.5 million and $24.2 million for the six months ended June 30, 1999 and 1998, respectively. Royalty fees charged to Mediplex for the three months ended June 30, 1999 and 1998 for the use of Sun trademarks were $1.8 million and $3.0 million, respectively and $3.6 million and $5.6 million for the six months ended June 30, 1999 and 1998, respectively. Intercompany interest charged to Mediplex for the three months ended June 30, 1999 and 1998 for advances from Sun was $17.8 million and $9.0 million, respectively and $31.1 million and $19.3 million for the six months ended June 30, 1999 and 1998, respectively.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


12.  SEGMENT INFORMATION

     See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   Rehabilitation
                                        and
                                    Respiratory   Pharmaceutical
                         Inpatient    Therapy       and Medical     International    Other               Intersegment
                         Services    Services     Supply Services    Operations   Operations  Corporate  Eliminations  Consolidated
                         -----------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 1999

Total Net Revenues ..... $392,893     $ 58,240       $72,791          $73,551      $58,035    $ (1,002)   $(53,594)      $600,914
Operating expenses,
  corporate general
  and administrative
  expenses, provision
  for losses on
  accounts receivable ..  430,679       58,908        68,237           70,883       60,462      28,086     (53,529)       663,726
Depreciation and
    amortization .......    9,062        2,242         2,121            3,715        2,611       2,787          -          22,538

Interest, net ..........    2,253           71            21            3,633        1,959      31,069          -          39,006

Dividend on convertible
  preferred securities .       -            -             -                -            -        6,452          -           6,452
Earnings (losses)
  before corporate
  allocations ..........  (49,101)      (2,981)        2,412           (4,680)      (6,997)    (69,396)        (65)      (130,808)
Corporate interest
  allocation ...........   12,043        3,042         3,117            4,889        2,665     (25,756)          -             -
Corporate management
  fees .................   18,170        2,361         2,914              732        1,844     (26,021)          -             -
Regional allocation          (235)          -             -                -           (52)        287           -             -
Net segment earnings
  (losses) .............  (79,079)      (8,384)       (3,619)          (10,301)    (11,454)    (17,906)         (65)     (130,808)
Intersegment revenues ..      150       30,242        18,115               -         5,136         (49)     (53,594)           -
Identifiable segment
  assets ...............  225,109       80,007        88,734           326,951     206,182   1,548,452     (657,349)    1,818,086
Segment capital
 expenditures, net .....   16,788        1,299        (4,874)            5,083       2,073       8,842            -        29,211


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                   Rehabilitation
                                        and
                                    Respiratory   Pharmaceutical
                         Inpatient    Therapy       and Medical     International    Other               Intersegment
                         Services    Services     Supply Services    Operations   Operations  Corporate  Eliminations  Consolidated
                         -----------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 1998

Total Net Revenues ..... $502,723     $173,239       $ 54,729         $70,041      $65,671    $   502     $(114,513)     $752,392
Operating expenses,
  corporate general
  and administrative
  expenses, provision
  for losses on
  accounts receivable ..  458,818      115,200         48,283          63,845       63,589     30,425      (111,442)       668,718
Depreciation and
    amortization .......    8,856        2,317          1,655           5,245        1,261      2,185            -          21,519

Interest, net ..........      890           16             11           4,482           15     26,470            -          31,884

Dividend on convertible
  preferred securities .       -            -              -                -            -      3,771            -           3,771
Earnings (losses)
  before corporate
  allocations ..........   34,159       55,706          4,780          (3,531)         806    (62,349)       (3,071)        26,500
Corporate interest
  allocation ...........   12,747        4,057          2,241           6,762        1,947    (27,754)           -              -
Corporate management
  fees .................   22,160        6,923          2,210             661        1,284    (30,168)       (3,070)            -
Regional allocation          (204)       1,974             -               -        (2,104)       334            -              -
Net segment earnings
  (losses) .............     (544)      42,752            329         (10,954)        (321)    (4,761)           (1)        26,500
Intersegment revenues ..    8,869       82,602         15,182              -         7,860         -       (114,513)            -
Identifiable segment
  assets ...............  804,651      266,271        165,360         562,052      226,810  2,179,010      (982,524)     3,221,630
Segment capital
 expenditures, net .....   11,103        5,088          5,012           4,155          965     12,414            -          38,737


                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                   Rehabilitation
                                        and
                                    Respiratory   Pharmaceutical
                         Inpatient    Therapy       and Medical     International    Other               Intersegment
                         Services    Services     Supply Services    Operations   Operations  Corporate  Eliminations  Consolidated
                         -----------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 1999

Total Net Revenues ..... $855,878     $128,306       $148,612         $145,213     $120,671   $  (1,970)   (122,764)     $1,273,946
Operating expenses,
  corporate general
  and administrative
  expenses, provision
  for losses on
  accounts receivable ..  876,527      126,335        142,003          138,446      121,747      59,534     (122,617)     1,341,975
Depreciation and
    amortization .......   17,763        4,381          4,182            7,231        5,229       5,199           -          43,985

Interest, net ..........    4,514          145             42            6,846        4,006      60,624           -          76,177

Dividend on convertible
  preferred securities .       -            -              -                -            -       12,968           -          12,968
Earnings (losses)
  before corporate
  allocations ..........  (42,926)      (2,555)         2,385           (7,310)     (10,311)   (140,295)        (147)      (201,159)
Corporate interest
  allocation ...........   25,625        6,505          6,514           10,011        5,538     (54,193)          -              -
Corporate management
  fees .................   36,673        5,155          5,920            1,443        3,692     (52,883)          -              -
Regional allocation          (502)          -              -                -          (154)        656           -              -
Net segment earnings
  (losses) ............. (104,722)     (14,215)       (10,049)         (18,764)     (19,387)    (33,875)        (147)      (201,159)
Intersegment revenues ..      299       69,012         41,888               -        11,565          -      (122,764)            -
Identifiable segment
  assets ...............  255,109       80,007         88,734          326,951      206,182   1,548,452     (672,644)     1,832,791
Segment capital
 expenditures, net .....   28,150        2,789         (3,387)           7,713        7,769      25,646            -         68,680


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                   Rehabilitation
                                        and
                                    Respiratory   Pharmaceutical
                         Inpatient    Therapy       and Medical     International    Other               Intersegment
                         Services    Services     Supply Services    Operations   Operations  Corporate  Eliminations  Consolidated
                         -----------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 1998

Total Net Revenues ..... $992,820     $350,631       $107,606        $136,348     $128,007    $   834     $(222,364)    $1,493,882
Operating expenses,
  corporate general
  and administrative
  expenses, provision
  for losses on
  accounts receivable ..  912,545      232,921         93,343         123,852      120,499     56,845      (217,388)     1,322,617
Depreciation and
    amortization .......   17,963        4,404          3,162          10,345        2,128      3,991            -          41,993

Interest, net ..........    2,079           14             19           9,064           40     55,809            -          67,025

Dividend on convertible
  preferred securities .       -            -              -               -            -       3,771            -           3,771
Earnings (losses)
  before corporate
  allocations ..........   60,233      113,292        11,082           (6,913)       5,340   (119,582)       (4,976)        58,476
Corporate interest
  allocation ...........   24,262        8,020         4,384           13,221        3,429    (53,316)           -              -
Corporate management
  fees .................   42,809       14,080         4,297            1,286        2,448    (59,944)       (4,976)            -
Regional allocation ....     (241)       1,974            -                -        (2,206)       473            -              -
Net segment earnings
  (losses) .............   (6,597)      89,218         2,401          (21,420)       1,669     (6,795)           -          58,476
Intersegment revenues ..   14,839      162,149        30,502               -        14,874         -       (222,364)            -
Identifiable segment
  assets ...............  804,651      266,271       165,360           562,052     226,810  2,179,010      (982,524)     3,221,630
Segment capital
 expenditures, net .....   16,670        9,652         3,451             9,655       4,199     19,849            -          63,476


13.   Summarized Consolidating Information

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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                             As of December 31, 1998
                                 (In thousands)

                                                             Combined       Combined
                                               Parent        Guarantor    Non-Guarantor
                                              Company       Subsidiaries  Subsidiaries   Elimination  Consolidated
                                              -------       ------------  -------------  -----------  ------------
Current assets:
   Cash and cash equivalents ...........   $    (9,964)   $    26,406    $    11,062    $      -      $    27,504
   Accounts receivable, net ............           311        485,293         60,313        (7,588)       538,329
   Other receivables ...................        14,304         17,600         16,169           -           48,073
   Inventory, net ......................            13         39,640          9,209           -           48,862
   Prepaids and other assets ...........         2,651          9,151          1,289           -           13,091
   Income tax receivable ...............        15,874            -              -             -           15,874
                                           -----------    -----------    -----------   -----------    -----------
     Total current assets ..............        23,189        578,090         98,042        (7,588)       691,733
                                           -----------    -----------    -----------   -----------    -----------

   Property and equipment, net .........        66,341        228,732        306,197           -          601,270
   Goodwill, net .......................           -          669,785        126,160           -          795,945
   Notes receivable ....................        21,999            693          9,642           -           32,334
   Assets held for sale ................           -          192,447            -             -          192,447
   Other assets, net ...................        75,710         50,287         22,312           -          148,309
   Investment in subsidiaries ..........          (904)           -              -             904            -
   Deferred tax assets .................         6,000            -              -             -            6,000
                                           -----------    -----------    -----------   -----------    -----------
     Total assets ......................   $   192,335    $ 1,720,034    $   562,353   $    (6,684)   $ 2,468,038
                                           ===========    ===========    ===========   ============   ===========
Current liabilities:
   Current portion of long-term debt ...   $   728,032    $    57,212    $    27,377    $      -      $   812,621
   Current portion of obligations under
     capital leases ....................         1,134          2,333            236           -            3,703
   Accounts payable ....................        63,170         17,192         21,369        (7,588)        94,143
   Accrued compensation and benefits ...        19,160         69,510         13,421           -          102,091
   Accrued interest payable ............        19,616          5,957            522           -           26,095
   Accrued self insurance obligations ..        (2,713)        56,241          1,337           -           54,865
   Other accrued liabilities ...........        23,699         77,128         37,024           -          137,851
                                           -----------    -----------    -----------   -----------    -----------
    Total current liabilities ..........       852,098        285,573        101,286        (7,588)     1,231,369
                                           -----------    -----------    -----------   -----------    -----------

Long-term debt, net of current portion .       502,822        162,061         40,770           -          705,653
Obligations under capital leases,
    net of current portion .............           -           27,731         75,948           -          103,679
Other long-term liabilities ............           -           39,123          1,938           -           41,061
                                           -----------    -----------    -----------   -----------    -----------
     Total liabilities .................     1,354,920        514,488        219,942        (7,588)     2,081,762
                                           -----------    -----------    -----------   -----------    -----------

Intercompany payables/(receivables) ....    (1,541,344)     1,398,795        142,549           -              -
Minority interest ......................           -            6,118          1,399           -            7,517
Company-obligated manditorily redeemable
   convertible preferred securities of
   a subsidiary trust holding solely
   7% convertible junior subordinated
   debentures of the Company ...........       345,000            -              -             -          345,000
Total stockholders' equity .............        33,759       (199,367)       198,463           904         33,759
                                           -----------    -----------    -----------   -----------    -----------

     Total liabilities and
       stockholders' equity ............   $   192,335    $ 1,720,034    $   562,353   $   (6,684)    $ 2,468,038
                                           ===========    ===========    ===========   ============   ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                              As of June 30, 1999
                                 (In thousands)
                                  (Unaudited)


                                                             Combined       Combined
                                               Parent        Guarantor    Non-Guarantor
                                              Company       Subsidiaries  Subsidiaries   Elimination  Consolidated
                                              -------       ------------  -------------  -----------  ------------
Current assets:
   Cash and cash equivalents ...........   $   (6,204)      $   23,237     $  10,021     $       -      $   27,054
   Accounts receivable, net ............            -          338,794        48,429          (698)        386,525
   Other receivables ...................        9,257           15,260        48,669             -          73,186
   Inventory, net ......................           12           36,886        11,418             -          48,316
   Prepaids and other assets ...........        2,489            7,555           527             -          10,571
   Income tax receivable ...............            -                -             -             -               -
                                           -----------      -----------    -----------   -----------    -----------
     Total current assets ..............        5,554          421,732       119,064          (698)        545,652
                                           -----------      -----------    -----------   -----------    -----------

   Property and equipment, net .........       87,375          135,348       229,641             -         452,364
   Goodwill, net .......................           36          422,127        92,277             -         514,440
   Notes receivable ....................       19,231            1,324         9,032             -          29,587
   Assets held for sale ................        4,678          179,869             -             -         184,547
   Other assets, net ...................       72,704           15,545        17,952             -         106,201
   Investment in subsidiaries ..........      571,345                -             -      (571,345)              -
   Deferred tax assets..................            -                -             -             -               -
                                            -----------     -----------    -----------   -----------    -----------
     Total assets ......................   $  760,923       $1,175,945     $ 467,966     $(572,043)     $1,832,791
                                           ===========      ===========    ===========   ===========    ===========
Current liabilities:
   Current portion of long-term debt ...   $1,241,422       $   42,474     $  26,251     $       -      $1,310,147
   Current portion of obligations under
     capital leases ....................        1,134            2,031           226             -           3,391
   Accounts payable ....................       18,380           23,907        11,920          (698)         53,509
   Accrued compensation and benefits ...       21,648           71,922        11,796             -         105,366
   Accrued interest.....................       53,289            6,663           812             -          60,764
   Accrued self insurance obligations ..      (12,216)          63,631         1,334             -          52,749
   Other accrued liabilities ...........       39,346           73,730        29,617             -         142,693
                                           -----------      -----------    -----------   -----------    -----------
    Total current liabilities ..........    1,363,003          284,358        81,956          (698)      1,728,619
                                           -----------      -----------    -----------   -----------    -----------

Long-term debt, net of current portion .       82,326          140,882        50,768             -         273,976
Obligations under capital leases,
    net of current portion .............            -           27,390        72,699             -         100,089
Other long-term liabilities ............           18           38,248         1,450             -          39,716
                                           -----------      -----------    -----------   -----------    -----------
     Total liabilities .................    1,445,347          490,878       206,873          (698)      2,142,400
                                           -----------      -----------    -----------   -----------    -----------

Minority interest ......................            -            6,153           141             -           6,294
Company-obligated manditorily redeemable
   convertible preferred securities of
   a subsidiary trust holding solely
   7% convertible junior subordinated
   debentures of the Company ...........      344,833                -             -             -         344,833
Intercompany payables/(receivables) ....   (2,536,474)       2,380,446       156,028             -               -

Stockholders Equity:
  Common stock..........................          627           (2,370)        2,373             -             630
  Preferred stock.......................            -                -             -             -               -
  APIC..................................      812,249         (311,120)      274,995             -         776,124
  Retained earnings.....................      729,290       (1,388,042)     (167,696)     (571,345)     (1,397,793)
  Cumulative translation adjustment:                -                -        (4,748)            -          (4,748)
  Less:
     Unearned compensation..............       (6,853)               -             -             -          (6,853)
     Treasury stock.....................      (27,378)               -             -             -         (27,378)
     Grantor trust stock................         (718)               -             -             -            (718)
                                           -----------     ------------    -----------   -----------    -----------
Total stockholders' equity (deficit)....    1,507,217       (1,701,532)      104,924      (571,345)       (660,736)

     Total liabilities and
     stockholders' equity (deficit).....   $  760,923      $ 1,175,945     $ 467,966     $(572,043)     $1,832,791
                                           ===========     ============    ===========   ===========    ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                     For the Three Months Ended June 30, 1999
                                 (In thousands)
                                  (Unaudited)


                                                                    Combined      Combined
                                                       Parent       Guarantor    Non-Guarantor
                                                       Company     Subsidiaries  Subsidiaries  Elimination  Consolidated
                                                       -------     ------------  ------------  -----------  ------------
Total net revenues .................................. $ (1,002)     $515,628      $ 86,288     $            $ 600,914
                                                      ---------     ---------     ---------    ----------   ----------
   Costs and expenses:
     Operating ......................................       -        525,759        82,302            -       608,061
     Corporate general and administrative ...........   28,005         7,824         4,428            -        40,257
     Provision for loss on accounts receivable ......       -         15,356            51            -        15,407
     Depreciation and amoritzation ..................    2,416        16,189         3,933            -        22,538
     Interest, net ..................................   30,129         4,900         3,977            -        39,006
     Loss on sale of assets .........................        0        34,895        16,886            -        51,781
     Financial restructuring ........................    6,046            -             -             -         6,046
     Restructuring costs ............................      (14)           14            -             -            -
     Impairment loss ................................    1,941       359,694        38,328            -       399,963
     Loss on interest rate swap .....................       -             -             -             -            -
     Equity in (earnings) losses of subsidiaries ....  622,641            -             -      (622,641)           -
                                                      ----------     ---------     ---------   ----------   -----------
          Total costs and expenses ..................  691,164       964,631       149,905     (622,641)      1,183,059
                                                      ----------     ---------     ---------   ----------   -----------
     Dividends on convertible preferred securities ..    6,452            -             -            -            6,452

     Management fee (income) expense ................ (110,020)      108,815         1,205           -               -
                                                      ----------     ---------     ---------   ----------   -----------
     Earnings (losses) before income taxes........... (588,598)     (557,818)      (64,822)     622,641        (588,597)

     Income taxes....................................       -             -             -            -               -

     Net earnings (losses)...........................$(588,598)    $(557,818)     $(64,822)    $622,641       $(588,597)
                                                      =========    ==========     =========    =========      ==========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                    For the Three Months Ended June 30, 1998
                                 (In thousands)
                                  (Unaudited)


                                                        Combined      Combined
                                            Parent      Guarantor    Non-Guarantor
                                           Company     Subsidiaries  Subsidiaries  Elimination  Consolidated
                                           ---------   ------------  ------------- -----------  ------------
Total net revenues ......................  $    502      $ 647,420     $110,750     $ (6,280)    $ 752,392
                                           ---------     ---------     --------     ---------    ----------
Costs and expenses:
   Operating ............................         -        520,490       98,046       (6,280)      612,256
   Corporate general and administrative .    29,825          8,418        5,196            -        43,439
   Provision for losses on accounts
     receivable .........................         -         12,201          821            -        13,022
   Depreciation and amortization.........     1,602         14,192        5,725            -        21,519
   Interest, net.........................    26,055          1,405        4,424            -        31,884
   Loss on sale of assets ...............     2,400          5,402            -            -         7,802
   Litigation and investigation costs ...     8,000          9,131            -            -        17,131
   Merger expenses ......................         -              -            -            -             -
   Equity interest in (earnings)
    loss of subsidiaries ................    54,760              -            -      (54,760)            -
                                           ---------     ----------     --------     ---------   ----------
        Total costs and expenses.........   122,642        571,239      114,212      (61,040)      747,053
                                           ---------     ----------     --------     ---------   ----------

Dividends on convertible preferred
  securities of subsidiary ..............     3,771              -            -            -         3,771
                                           --------      ----------     --------     ---------   ----------
Earnings before income taxes
  and intercompany charges ..............  (125,911)        76,181       (3,462)      54,760         1,568
Intercompany charges ....................   (93,668)        91,877        1,791           -              -
                                           ---------     ----------     --------     ---------   ----------
Earnings (loss) before income taxes
  and extraordinary loss ................   (32,243)       (15,696)      (5,253)      54,760         1,568
Income taxes.............................      (412)         1,490         (263)           -           815
                                           ---------     ----------     --------     ---------   ----------
Earnings before extraordinary loss ......   (31,831)       (17,186)      (4,990)      54,760           753
Extraordinary loss ......................    10,120              -            -            -        10,120
                                           ----------    ----------    ---------    ---------    ----------
Net earnings (loss)......................  $(41,951)     $ (17,186)    $ (4,990)   $  54,760     $  (9,367)
                                           ==========    ==========    =========   =========     ==========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATING STATEMENT OF EARNINGS/LOSSES

                     For the Six Months Ended June 30, 1999
                                 (In thousands)
                                  (Unaudited)


                                                                    Combined      Combined
                                                       Parent       Guarantor    Non-Guarantor
                                                       Company     Subsidiaries  Subsidiaries  Elimination  Consolidated
                                                       --------    ------------  ------------  -----------  ------------
Total Revenues....................................... $ (1,970)     $1,096,054    $179,862     $       -    $1,273,946
                                                      ---------     -----------   ---------    ---------    -----------
     Costs and expenses:
     Operating ......................................        -       1,061,852     170,778             -     1,232,630
     Corporate general and administrative ...........   59,535          14,564       8,175             -        82,274
     Provision for loss on accounts receivable ......        -          29,055         170             -        29,225
     Depreciation and amoritzation ..................    4,482          31,599       7,904             -        43,985
     Interest, net ..................................   58,861           9,787       7,529             -        76,177
     Loss on sale of assets .........................    3,009          42,994      17,886             -        63,889
     Loss on termination of interest rate swaps .....    2,488               -           -             -         2,488
     Financial restructuring ........................    6,046               -           -             -         6,046
     Corporate restructuring costs ..................    3,789           6,374       1,265             -        11,428
     Impairment loss ................................    1,940         359,694      38,328             -       399,962
     Equity in (earnings) losses of subsidiaries ....  742,788               -           -      (742,788)           -
     Intercompany interest (income) expense .........   (5,031)          5,031           -             -            -
                                                      ---------      ----------   ---------     ---------   ----------
          Total costs and expenses ..................  877,907       1,560,950     252,035      (742,788)    1,948,104
                                                      ---------      ----------   ---------     ---------   ----------
     Dividends on convertible preferred securities ..   12,968               -           -             -        12,968

     Management fee (income) expense ................ (199,689)        196,738       2,951             -             -
                                                      ---------      ----------   ---------     ---------   ----------

     Earnings (losses) before income taxes and
       extraordinary loss ........................... (693,156)       (661,634)    (75,124)      742,788      (687,126)

     Income taxes....................................    5,519          (5,038)        411             -           892
                                                      ---------      ----------   ---------     ---------   -----------

     Earnings before change in accounting ........... (698,675)       (656,596)    (75,535)      742,788      (688,018)

     Cumulative effect of change in accounting
       principles ...................................    3,070           9,351       1,306             -        13,727
                                                      ----------     ----------   ---------     ---------   ----------
           Net earnings .............................$(701,745)      $(665,947)   $(76,841)     $742,788     $(701,745)
                                                      ==========     ==========   =========     =========   ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                     For the Six Months Ended June 30, 1998
                                 (In thousands)
                                  (Unaudited)


                                                        Combined      Combined
                                            Parent      Guarantor    Non-Guarantor
                                           Company     Subsidiaries  Subsidiaries  Elimination  Consolidated
                                           --------    ------------  ------------- -----------  ------------
Total net revenues ......................  $    834     $1,284,541     $216,224     $ (7,717)    $1,493,882
                                           --------     ----------     --------     ---------    ----------
Costs and expenses:
   Operating ............................         -      1,038,804      189,752       (7,717)     1,220,839
   Corporate general and administrative .    56,542         16,649        9,549            -         82,740
   Provision for losses on accounts
     receivable .........................         -         17,891        1,145            -         19,036
   Depreciation and amortization.........     3,041         27,715       11,237            -         41,993
   Interest, net.........................    55,025          2,998        9,002            -         67,025
   Loss on sale of assets ...............     2,400          5,402            -            -          7,802
   Litigation and investigation costs ...     8,000          9,131            -            -         17,131
   Merger expenses ......................         -              -            -            -              -
   Equity interest in (earnings)
    loss of subsidiaries ................    67,858              -            -      (67,858)             -
                                           --------     ----------     --------     ---------    ----------
        Total costs and expenses.........  $192,866     $1,118,590     $220,685     $(75,575)    $1,456,566
                                           --------     ----------     --------     ---------    ----------

Dividends on convertible preferred
  securities of subsidiary ..............     3,771              -            -            -          3,771
                                           --------     ----------     --------     ---------    ----------
Earnings before income taxes and
  intercompany charges ..................  (195,803)       165,951       (4,461)      67,858         33,545
Intercompany charges ....................  (179,767)       176,560        3,207            -              -
                                           --------     ----------     --------     ---------    ----------
Earnings (loss) before income taxes
  and extraordinary loss ................   (16,035)       (10,609)      (7,668)      67,858         33,545
Income taxes.............................    10,471          4,436         (502)           -         14,405
                                           --------     ----------     --------     ---------    ----------
Earnings before extraordinary loss ......   (26,507)       (15,045)      (7,166)      67,858         19,140
Extraordinary loss ......................    10,120              -            -            -         10,120
                                            --------     ----------    ---------    ---------    ----------
Net earnings (loss)...................... $ (36,627)    $  (15,045)    $ (7,166)   $  67,858      $   9,020
                                          ==========    ==========     =========   =========     ==========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     For the Six Months Ended June 30, 1999
                                 (In thousands)
                                  (Unaudited)


                                                                Combined      Combined
                                                    Parent      Guarantor    Non-Guarantor
                                                   Company     Subsidiaries  Subsidiaries Elimination  Consolidated
                                                   -------     ------------  ------------ -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)..........................  $(701,745)   $ (665,947)   $  (76,841)   $ 742,788    $(701,745)
   Adjustments to reconcile net earnings
      (loss) to net cash provided by
      (used for) operating activities --
      Impairment Loss...........................      1,940       359,694        38,328            -      399,962
      Cumulative effect of change in accounting
        principle...............................      3,070         9,351         1,306            -       13,727
      Loss on sale of assets....................      3,009        42,994        17,886                    63,889
      Equity in earnings in subsidiaries........    742,788             -             -     (742,788)           -
      Depreciation and amortization.............      4,482        31,599         7,904            -       43,985
      Provision for losses on accounts
        receivable..............................          -        29,055           170            -       29,225
      Other, net................................      2,704             -             -            -        2,704
      Changes in operating assets and
        liabilities:
          Accounts receivable ..................          -       111,678         6,075            -      117,753
          Other current assets .................     (4,706)       20,632        12,239            -       28,165
          Other current liabilities ............    (69,713)       45,306        (9,381)           -      (33,788)
          Income taxes payable .................     27,659           649        (1,539)           -       26,769
                                                  ---------    ----------    -----------  ----------  ------------
      Net cash provided by (used for)
        operating activities ...................  $   9,488    $  (14,989)   $   (3,853)  $        -  $    (9,354)
                                                  ---------    ----------    -----------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ...................  $ (22,564)   $  (34,588)   $  (11,528)  $        -  $   (68,680)
   Acquisitions, net of cash acquired ..........          -        (1,321)         (813)           -       (2,134)
   Increase in long-term note receivable .......      2,769          (633)          610            -        2,746
   Other assets expenditures ...................      3,227        (5,782)          374            -       (2,181)
                                                  ----------   -----------   ----------   ----------  ------------
      Net cash used for investing activities ...  $ (16,568)   $  (42,324)   $  (11,357)  $        -  $   (70,249)
                                                  ----------   -----------   ----------   ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings ...................  $  86,056    $   20,839    $   16,424   $        -  $   123,319
   Long-term debt repayments ...................    (10,456)      (23,153)       (4,768)           -      (38,377)
   Conversion of Mediplex 6 1/2% Convertible
     Subordinated Debentures due 2003...........     (6,649)            -             -            -       (6,649)
   Net proceeds from issuance of common stock ..        809             -             -            -          809
   Purchases of treasury stock..................       (410)            -             -            -         (410)
   Other financing activities ..................     (1,052)            -             -            -       (1,052)
   Intercompany advances .......................    (57,458)       56,458         1,000            -            -
                                                  ----------   ----------    ----------   ----------   ------------
      Net cash provided by (used for)
        financing activities ...................  $  10,840    $   54,144    $   12,656   $        -   $   77,640
                                                  ---------    ----------    ----------   ----------   ------------
Effect of exchange rate on cash and
   cash equivalents ............................  $       -    $        -    $   1,513    $        -   $    1,513
                                                  ---------    ----------    ---------    ----------   ------------
Net increase (decrease) in cash and
   cash equivalents ............................  $   3,760    $   (3,169)   $  (1,041)   $        -   $     (450)
Cash and cash equivalents at beginning of year .     (9,964)       26,406       11,062             -       27,504
                                                  ---------    ----------    ---------    ----------   -----------

Cash and cash equivalents at end of period .....  $  (6,204)   $   23,237    $  10,021    $        -   $   27,054
                                                  ==========   ==========    =========    ==========   ===========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     For the Six Months Ended June 30, 1998
                                 (In thousands)
                                  (Unaudited)


                                                                Combined      Combined
                                                    Parent      Guarantor    Non-Guarantor
                                                   Company     Subsidiaries  Subsidiaries Elimination  Consolidated
                                                   -------     ------------  ------------ -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) .........................  $ (36,626)   $  (15,046)    $ (7,166)     $ 67,858   $    9,020
   Extraordinary loss ..........................     10,120             -            -             -       10,120
   Loss on sale of assets ......................      2,400         5,402            -             -        7,802
   Adjustments to reconcile net earnings
      (losses) to net cash provided by
      (used for) operating activities:
      Equity in earnings in subsidiaries .......     67,858             -             -      (67,858)           -
      Depreciation and amortization ............      3,041        27,716        11,237            -       41,994
      Provision for losses on accounts
        receivable .............................          -        17,889         1,145            -       19,034
      Other, net ...............................      4,741          (729)         (134)           -        3,878
      Changes in operating assets and
        liabilities:
          Accounts receivable ..................          -      (128,126)      (10,390)           -     (138,516)
          Other current assets .................    (10,366)       (8,990)       (2,038)           -      (21,394)
          Other current liabilities ............     32,452        21,772         2,493            -       56,717
          Income taxes payable .................     (9,406)         (823)       (1,249)           -      (11,478)
                                                  ---------    ----------     ---------    ---------   -----------
       Net cash provided by (used for)
         operating activities ..................  $  64,214    $  (80,935)    $  (6,102)   $       -   $  (22,823)
                                                  ---------    ----------     ---------    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ...................  $ (19,161)   $  (33,915)   $ (10,400)   $       -   $   (63,476)
   Acquisitions, net of cash acquired ..........    (38,217)      (22,964)      (2,196)           -       (63,377)
   Proceeds (expenditures) from the sale and
     leaseback of property and equipment .......          -        16,833            -            -        16,833
   Increase in long-term note receivable .......    (15,324)       (1,952)           -            -       (17,276)
   Other assets expenditures ...................     (2,509)          483       (9,358)           -       (11,384)
                                                  ----------   -----------   ----------   ---------   ------------
      Net cash used for investing activities ...  $ (75,211)   $  (41,515)   $ (21,954)   $       -   $  (138,680)
                                                  ----------   -----------   ----------   ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings ...................  $ 154,894    $    6,657    $   7,425    $       -   $   168,976
   Long-term debt repayments ...................   (315,600)       (8,427)      (7,292)           -      (331,319)
   Net proceeds from issuance of convertible
     preferred securities of subsidiary ........    330,342             -            -            -       330,342
   Net proceeds from issuance of common stock ..      3,467        (2,235)          (1)           -         1,231
   Purchase of treasury stock ..................     (1,357)            -            -            -        (1,357)
   Other financing activities ..................     (1,120)          123            -            -          (997)
   Intercompany advances .......................   (169,064)      138,320       30,744            -             -
                                                  ---------    ----------    ---------    ---------   ------------
      Net cash provided by (used for)
        financing activities ...................  $   1,562    $  134,438    $  30,876   $       -   $    166,876
                                                  ---------    ----------    ---------    ---------   ------------
Effect of exchange rate on cash and
   cash equivalents ............................  $       -    $        -    $    (449)  $       -   $       (449)
                                                  ---------    ----------    ---------    ---------   ------------
Net increase (decrease) in cash and
   cash equivalents ............................  $  (9,435)    $  11,988    $   2,371   $        -   $     4,924
Cash and cash equivalents at beginning of year .     (1,584)       20,012        2,592            -        21,020
                                                  ---------    ----------    ---------    ---------   -----------

Cash and cash equivalents at end of period .....  $ (11,019)   $   32,000    $   4,963    $       -   $    25,944
                                                  ==========   ==========    =========    =========   ===========

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

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licenses practical nurses and certified nursing assistants. At June 30, 1999, the Company operated 385 inpatient facilities with 43,343 licensed beds compared to 388 facilities with 44,533 licensed beds at June 30, 1998. Included in the preceding are 42 facilities with 4,798 licensed beds which the Company has announced its intention to divest or not renew the leases.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy services to affiliated and nonaffiliated skilled nursing facilities. As of June 30, 1999 the Company's rehabilitation and respiratory therapy services segment provided services to 1,500 facilities in 45 states, 1,047 of which were operated by nonaffiliated parties compared to 1,745 facilities as of June 30, 1998, 1,376 of which were nonaffiliated.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and sub-acute care facilities. The Company's pharmaceutical subsidiary provided pharmaceutical products and services to 927 long term and sub-acute care facilities, including 586 nonaffiliated facilities, as of June 30, 1999 through its 43 pharmacies and 1 pharmaceutical billing and consulting center. At June 30, 1998, pharmaceutical products and services were provided to approximately 868 facilities, including 561 nonaffiliated facilities. The Company's medical supply subsidiary provided products to over 2,702 affiliated and nonaffiliated facilities as of June 30, 1999.

     INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain and Germany, and acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain, and medical supplies in Australia. At June 30, 1999, the Company operated 148 inpatient facilities with 8,370 licensed beds in the United Kingdom; 11 inpatient facilities with 1,604 beds in Spain; 16 facilities with 1,122 licensed beds in Germany and 5 hospitals with 338 licensed beds in Australia compared to 155 facilities with 8,731 licensed beds in the United Kingdom; 9 facilities with 1,530 licensed beds in Spain; 13 facilities with 996 licensed beds in Germany; and 6 hospitals with 353 licensed beds in Australia as of June 30, 1998.

     The Company's international operations also included outpatient therapy service operations in Canada, which were included in assets held for sale. The Company completed the sale of its Canadian operations in the first quarter of 1999. The loss on sale was $12.1 million.

     OTHER OPERATIONS: The Company's other operations include temporary therapy and nursing staffing services, assisted living services, home health and hospice, software development and other ancillary services. The Company's temporary therapy service operations provided approximately 539,381 temporary therapy staffing hours to nonaffiliates for the six months ended June 30, 1999 compared to 1,323,882 hours for the six months ended June 30, 1998. The assisted living subsidiary operated 29 assisted living facilities with 3,549 beds in the United States as of June 30, 1999 compared to 32 assisted living facilities with 976 beds in the United States as of June 30, 1998. The Company has announced that it is planning to divest itself of its assisted living facilities. No agreements have been entered into for the sale of these assets held for sale as of August 13, 1999.

     On June 30, 1998, a wholly owned subsidiary of the Company acquired Retirement Care Associates, Inc. ("RCA"), an operator of 98 skilled nursing facilities and assisted living centers in eight states, primarily in the southeastern United States. RCA also owned approximately 65% of Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The Company also acquired the remaining 35% of Contour on June 30, 1998. Both the RCA merger and the Contour acquisition were accounted for as purchases.

     The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, the use of its long-term and subacute care operations as a base for expansion of certain of its ancillary services, the provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical and medical supply services, have had significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities, and accordingly, have historically provided more than half of the Company's operating profits. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and subacute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The higher operating margins from the provision of ancillary services were primarily attributable to favorable reimbursement rates under the Medicare cost-based reimbursement system. However, effective July 1, 1998, Medicare began a four year phase-in of a prospective payment system ("PPS") for Part A patients which provides for reimbursement of all costs including ancillary service and capital-related costs at a fixed fee. A small percentage of the long-term and subacute care industry transitioned to PPS on July 1, 1998, including the Company's facilities that were acquired in the RCA Acquisition. The vast majority of the industry transitioned to PPS on January 1, 1999. The Company's average per diem rates under PPS are less than the amounts received under cost-based reimbursement. The implementation of PPS at the Company's facilities resulted in a significant decline in Medicare revenues. In addition, as a result of the industry-wide reductions in Medicare reimbursement, the Company's nonaffiliated ancillary service customers have significantly reduced their usage of such services. In the first quarter of 1999, the Company experienced a significant and rapid decline in the demand for its ancillary services from its nonaffiliated customers following the implementation of PPS. This reduced demand continued during the second quarter of 1999. See "Effects from Changes in Reimbursement."

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                             June 30,      December 31,
                                                             --------      ------------
                                                          1999      1998       1998
                                                          ----      ----       ----
Inpatient Services:
     Facilities ......................................     385       388        397
     Licensed beds ...................................  43,343    44,533     44,941

Rehabilitation and Respiratory Therapy Services:
     Nonaffiliated facilities served .................   1,047     1,376      1,294
     Affiliated facilities served ....................     453       369        421
                                                         -----     -----      -----
        Total ........................................   1,500     1,745      1,715
                                                         =====     =====      =====
Pharmaceutical and Medical Supply Services:
     Nonaffiliated facilities served .................     586       561        584
     Affiliated facilities served ....................     341       307        346
                                                          ----     -----      -----
        Total ........................................     927       868        930
                                                          ====    ======     ======
International Operations:
     Facilities:
       United Kingdom ................................     148       155        155
       Other foreign .................................      32        28         31
                                                          ----     -----     ------
        Total ........................................     180       183        186
                                                          ====     =====     ======
     Licensed Beds:
       United Kingdom ................................   8,370     8,731      8,705
       Other foreign .................................   3,064     2,879      3,048
                                                         -----     -----     ------
        Total ........................................  11,434    11,610     11,753
                                                        ======    ======     ======

RESULTS OF OPERATIONS

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (dollars in thousands):

                                      Three Months Ended        Six Months Ended
                                      ------------------        ----------------
                                           June 30,                 June 30,
                                           --------                 --------
                                       1999        1998         1999         1998
                                       ----        ----         ----         ----

Inpatient Services ..............    $392,893     $502,723   $  855,878   $  992,820
Rehabilitation and
  Respiratory Therapy Services...      58,240      173,239      128,306      350,631
Pharmaceutical and
  Medical Supply Services........      72,791       54,729      148,612      107,606
International Operations.........      73,551       70,041      145,213      136,348
Other Operations.................      58,035       65,671      120,671      128,007
Corporate .......................      (1,002)         502       (1,970)         834
Intersegment Eliminations........     (53,594)    (114,513)    (122,764)    (222,364)
                                     ---------    --------   ----------   ----------
     Total Net Revenues              $600,914     $752,392   $1,273,946   $1,493,882
                                     =========    ========   ==========   ==========

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were $31.3 million and $82.6 million for the three months ended June 30, 1999 and 1998, respectively and $70.0 million and $162.1 million for the six months ended June 30, 1999 and 1998, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were $19.5 million and $15.2 million for the three months ended June 30, 1999 and 1998, respectively and $43.2 million and $30.5 million for the six months ended June 30, 1999 and 1998, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were $5.3 million and $7.9 million for the three months ended June 30, 1999 and 1998, respectively and $11.7 million and $14.9 million for the six months ended June 30, 1999 and 1998, respectively.

     The following table sets forth the amount of net segment earnings (losses) for the periods presented (dollars in thousands):

                                       Three Months Ended         Six Months Ended
                                       ------------------         ----------------
                                           June 30,                   June 30,
                                            --------                  --------
                                        1999        1998         1999         1998
                                        ----        ----         ----         ----

Inpatient Services ..............     $(49,101)     $34,159    $ (42,926)    $ 60,233
Rehabilitation and
  Respiratory Therapy Services...       (2,981)      55,706       (2,555)     113,292
Pharmaceutical and
  Medical Supply Services........        2,412        4,780        2,385       11,082
International Operations.........       (4,680)      (3,531)      (7,310)      (6,913)
Other Operations.................       (6,997)         806      (10,311)       5,340
Earnings (Losses) before income
  taxes and corporate allocation.      (61,347)      91,920      (60,717)     183,034
Corporate .......................      (69,396)     (62,349)    (140,295)    (119,582)
Intersegment Eliminations........          (65)      (3,071)        (147)      (4,976)
                                     ----------     --------   ----------   ----------
   Net Segment Earnings (Losses).    $(130,808)     $26,500    $(201,159)   $  58,476
                                     ==========     ========   ==========   ==========

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

INPATIENT SERVICES

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $109.8 million from $502.7 million for the three months ended June 30, 1998 to $392.9 million for the three months ended June 30, 1999, a 21.8% decrease. Net revenues were negatively impacted in the second quarter of 1999 by certain changes in accounting estimates for third party settlements. In the second quarter of 1999, the Company recorded negative revenue adjustments totaling approximately $66.3 million. The adjustments included $12.2 million for the projected settlement of 1998 facility costs reports based on the Company's filing of its 1998 cost reports with its fiscal intermediary in the second quarter and $6.7 million of revenue adjustments related to the results of certain Medicare and Medicaid cost report audits. In addition, the negative revenue adjustments included reserves of $47.4 million for certain Medicare cost reimbursements, primarily requests for exceptions to the Medicare established routine cost limitations, which have been delayed pending review by the Health Care Financing Administration. Historically, such reimbursement was formula-based and approval was ordinarily given upon confirmation of the calculation by the Company's Medicare fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined.
Due to the pending review, the Company believes it can no longer make a reasonable estimate of the amount receivable and accordingly has reserved the amount outstanding. Excluding the negative revenue adjustments and $52.5 million of net revenues from the 67 facilities acquired in the RCA acquisition on June 30, 1998, net revenues declined $96.1 million or 19%. This decrease is primarily the result of the reduced Medicare rates received under PPS in the first quarter of 1999. Excluding the effect of the RCA acquisition on Medicare revenues, average Medicare rates declined by 45% (see "Effects of Changes in Reimbursement").

     Operating expenses, which include rent expense of $52.1 million and $49.1 million for the three months ended June 30, 1999 and 1998, respectively, decreased 6.4% from $448.0 million for the three months ended June 30, 1998 to $415.9 million for the three months ended June 30, 1999. After considering $49.2 million of operating expenses related to the facilities acquired in the RCA acquisition, operating expenses decreased $81.3 million or 18.1%. The decrease resulted primarily from cost restructuring in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues excluding the effect of the RCA acquisition and the negative revenue adjustments, increased from 89.1% for the three months ended June 30, 1998 to 90.6% for the three months ended June 30, 1999. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were $7.8 million and $8.2 million for the three months ended June 30, 1999 and 1998, respectively. Excluding the effect of the negative revenue adjustments, as a percentage of net revenues, corporate general and administrative expenses were 1.7% and 1.6% for the three months ended June 30, 1999 and 1998, respectively.

     Provision for losses on accounts receivable increased 159.3% from $2.7 million for the three months ended June 30, 1998 to $7.0 million for the three months ended June 30, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.5% for the three months ended June 30, 1998 to 1.2% for the three months ended June 30, 1999. The change was primarily due to increased aging of certain accounts receivable.

     Depreciation and amortization increased 2.3% from $8.9 million for the three months ended June 30, 1998 to $9.1 million for the three months ended June 30, 1999. Excluding the effect of the negative revenue adjustments, as a percentage of net revenues, depreciation and amortization expense increased from 1.8% for the three months ended June 30, 1998 to 2.0% for the three months ended June 30, 1999. The increase primarily relates to increased amortization for RCA goodwill.

     Net interest expense increased 153% from $0.9 million for the three months ended June 30, 1998 to $2.3 million for the three months ended June 30, 1999. Excluding the effect of the negative revenue adjustments, as a percentage of net revenues, interest expense increased from 0.2% for the three months ended June 30, 1998 to 0.5% for the three months ended June 30, 1999. The increase is primarily a result of certain facility-specific debt assumed in the RCA acquisition.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 66.4% from $173.2 million for the three months ended June 30, 1998 to $58.2 million for the three months ended June 30, 1999. Revenues from services provided to affiliated facilities decreased from $82.6 million for the three months ended June 30, 1998 to $30.2 million for the three months ended June 30, 1999, a decrease of 63.4%. Revenues from services provided to nonaffiliated facilities decreased approximately $62.6 million, or 69.1%, from $90.6 million for the three months ended June 30, 1998 to $28.0 million for the three months ended June 30, 1999. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services. In addition to the decline in demand for the Company's therapy services, market rates for these services have declined significantly. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS (see "Effects of Changes in Reimbursement").

     Operating expenses decreased 52.4% from $112.1 million for the three months ended June 30, 1998 to $53.4 million for the three months ended June 30, 1999. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Operating expenses as a percentage of net revenue increased from 64.7% for the three months ended June 30, 1998 to 91.6% for the three months ended June 30, 1999. This increase is attributable to downward pricing pressure as a result of the excess supply of therapy service providers due to the industry's restructuring in response to the decreased reimbursement under PPS.

     Provision for losses on accounts receivable increased 77.8% from $3.1 million for the three months ended June 30, 1998 to $5.5 million for the three months ended June 30, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 1.8% for the three months ended June 30, 1998 to 9.5% for the three months ended June 30, 1999. The increase is a result of increased reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization was $2.2 million and $2.3 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of net revenues, depreciation and amortization expense increased from 1.3% for the three months ended June 30, 1998 to 3.8% for the three months ended June 30, 1999, respectively. The increase is primarily a result of increased equipment costs.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased 33% from $54.7 million for the three months ended June 30, 1998 to $72.8 for the three months ended June 30, 1999. The increase is primarily due to the company's medical supply operations acquired in connection with the RCA acquisition in June 1998.

     Operating expenses increased 50.4% from $44.8 million for the three months ended June 30, 1998 to $67.4 million for the three months ended June 30, 1999. The increase is primarily related to the Company's medical supply operations. Operating expenses as a percentage of revenue increased from 81.8% for the three months ended June 30, 1998 to 92.6% for the three months ended June 30, 1999. This increase is a result of the acquisition of Contour, which has higher operating costs than the Company's pharmacy services operation and downward pricing pressure as a result of decreased reimbursement under PPS.

     Provision for losses on accounts receivable decreased from $3.5 million for the three months ended June 30, 1998 to $0.8 million for the three months ended June 30, 1999. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 6.3% for the three months ended June 30, 1998 to 1.1% for the three months ended June 30, 1999. This decrease is the result of improved collections for certain aged accounts receivable.

     Depreciation and amortization increased 23.5% from $1.7 million for the three months ended June 30, 1998 to $2.1 million for the three months ended June 30, 1999. As a percentage of net revenues, depreciation and amortization expense was 2.9% and 3.0% for the three months ended June 30, 1999 and 1998, respectively.

INTERNATIONAL OPERATIONS

    Revenues  from  international   operations  excluding  the  effect  of  the
disposition of the Canadian operations, increased $8.0 million, or 12.3%, from $65.5 million for the three months ended June 30, 1998 to $73.6 million for the three months ended June 30, 1999. Approximately $4.4 million of this increase was provided by growth in pharmaceutical supply operations in the United Kingdom and Australia. The remaining increase was primarily the result of facility additions and occupancy increases at inpatient services in the United Kingdom, Spain and Germany.

     Operating expenses excluding the effect of the disposition of the Canadian operations, which include rent expense of $7.5 million and $9.3 million for the three months ended June 30, 1998 and 1999, respectively, increased approximately 18.3% from $56.4 million for the three months ended June 30, 1998 to $66.7 million for the three months ended June 30, 1999. As a percentage of revenues, operating expenses increased from 86.1% for the three months ended June 30, 1998 to 90.7% for the three months ended June 30, 1999. The increase is primarily attributable to increased temporary staffing costs in the U.K. due to a nursing shortage and increases in rent expense in the U.K. primarily a result of the sale-leaseback of 32 facilities completed October 1998.

     Corporate general and administrative expenses excluding the effect of the disposition of the Canadian operations were $4.2 million and $3.0 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of revenues, corporate, general and administrative expenses increased from 4.6% for the three months ended June 30, 1998 to 5.7% for the three months ended June 30, 1999. The increase is primarily due to the expansion of the international infrastructure to support future growth, as well as implementation of new business strategies.

     Depreciation and amortization for international operations decreased 29.2% from $5.2 million for the three months ended June 30, 1998 to $3.7 million for the three months ended June 30, 1999. The decrease is primarily a result of the write-off in the fourth quarter of 1998 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets and the sale-leaseback of 32 facilities completed in October 1998.

OTHER  NONREPORTABLE  SEGMENTS  AND  CORPORATE  GENERAL AND  ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy and nursing staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 11.7% from $65.7 million for the three months ended June 30, 1998 to $58.0 million for the three months ended June 30, 1999. Operating expenses increased 1.6% from $57.0 million for the three months ended June 30, 1998 to $57.9 for the three months ended June 30, 1999. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Sun Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000.

     Corporate general and administrative costs not directly attributed to segments decreased 1.1% from $28.0 million for the three months ended June 30, 1998 to $27.7 million at June 30, 1999. As a percentage of consolidated net revenues of $668.2 million and $752.4 million for the three months ended June 30 1999 and 1998, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.7% to 4.6%. Although costs declined, corporate general and administrative costs as a percentage of consolidated net revenues increased due to the Company's net revenue deterioration as a result of PPS.

NET INTEREST EXPENSE

     Net interest expense not directly attributed to segments increased 17.4% from $26.5 million for the three months ended June 30, 1998 to $31.1 million for the three months ended June 30, 1999. As a percentage of consolidated net revenues, interest expense increased from 3.5% for the three months ended June 30, 1998 to 5.2% for the three months ended June 30, 1999. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of the Company's $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs related to the Company's Senior Credit Facility as a result of non-compliance with certain financial covenants under the Senior Credit Facility, and (iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities.

OTHER SPECIAL AND NON-RECURRING CHARGES

Financial Restructuring

     During the second quarter of 1999, the Company recorded financial restructuring costs of $6.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9-1/2% Subordinated Notes (see "Liquidity and Capital Resources").

Loss on Sale of Assets

     A net non-cash charge of approximately $34.9 million was recorded due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. In addition, the Company recorded a loss of approximately $16.9 million related to the sale-leaseback of 11 facilities in the United Kingdom which was completed in July of 1999. See footnote 6 in the accompanying Consolidated Financial Statements.

Impairment of Goodwill and Other Long-Lived Assets

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business unit. The assets are considered to be impaired when the expected future cash flows of the business unit do not exceed the carrying balances of the goodwill or other long-lived assets. The Company recorded a non-cash impairment charge of $400.0 million related to the Company's estimate of goodwill and other asset impairment. The charge included approximately $289.2 million related to 187 of its inpatient facilities segment, $39.5 million related to its rehabilitation and respiratory therapy services segment, $26.2 million related to its pharmaceuticals and medical supply services, $33.7 million related to the certain inpatient facilities in the United Kingdom, and $.6 million related to seven pharmacies in its pharmaceutical and medical supply services segment in the United Kingdom and approximately $10.8 million related to other operations.

     The significant write-down of goodwill resulted from the continued adverse impact of PPS on the level of Medicare reimbursement and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services (see "Effects of Changes to Reimbursement"). Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition (most of which were acquired in conjunction with Ashbourne).

     In the three months ended June 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999, the Company established a valuation allowance for U.K. deferred tax assets resulting from its net operating losses which may not be realizable.

Legal and Regulatory Matters

     In the second quarter of 1998, the company recorded charges for litigation and investigation costs of approximately $17.1 million for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes (i) approximately $8.0 million for the settlement of a shareholder suit related to the Company's acquisition of SunCare in 1995; (ii) approximately $8.2 million for estimated costs to resolve the investigation by the Connecticut
Department of Social Services ("DDS") (see "Regulation"); and (iii) approximately $0.9 million provided for certain monetary penalties (see "Regulation") and general legal costs of its inpatient services segment.

Extraordinary Loss

     In the second quarter of 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss relates to the permanent pay-down of $300 million of the term loan portion of the Company's Senior Credit Facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company.

CONSOLIDATED RESULTS OF OPERATIONS

     Income tax expense for the three months ended June 30, 1999 was $.1 million compared to $.8 million for the three months ended June 30, 1998. In the three months ended June 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999 the Company established a valuation allowance for U.K. deferred tax assets resulting from its net operating losses which may not be realizable.

     The net loss for the three months ended June 30, 1999 was $588.6 million compared to a net loss of $9.4 million for the three months ended June 30, 1998. Before considering the negative revenue adjustments, the impairment loss, the loss on sale of assets, the financial restructuring costs, the loss before income taxes for the three months ended June 30, 1999 was $64.5 million compared to earnings before income taxes excluding the effect of the litigation and investigation costs and the loss on sale of assets of $26.5 million for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

INPATIENT SERVICES

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $136.9 million from $992.8 million for the six months ended June 30, 1998 to $855.9 million for the six months ended June 30, 1999, a 13.8% decrease. Net revenues were negatively impacted in the second quarter of 1999 by certain changes in accounting estimates for third party settlements. In the second quarter of 1999, the Company recorded negative revenue adjustments totaling approximately $66.3 million. The adjustments included $12.2 million for the projected settlement of 1998 facility costs reports based on the Company's filing of its 1998 cost reports with its fiscal intermediary in the second quarter and $6.7 million of revenue adjustments related to the results of certain Medicare and Medicaid cost report audits. In addition, the negative revenue adjustments included reserves of $47.4 million for certain Medicare cost reimbursements, primarily requests for exceptions to the Medicare established routine cost limitations, which have been delayed pending review by the Health Care Financing Administration. Historically, such reimbursement was formula based and approval given ordinarily upon confirmation of the calculation by the Company's Medicare fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined. Due to the pending review, the Company believes it can no longer make a reasonable estimate of the amount receivable and accordingly has reserved the amount outstanding. Excluding the negative revenue adjustments and $110.4 million of net revenues from the 67 facilities acquired in the RCA acquisition on June 30, 1998, net revenues declined $247.3 million or 24.9%. This decrease is primarily the result of the reduced Medicare rates received under PPS in the first half of 1999. Excluding the effect of the RCA acquisition on Medicare revenues, average Medicare rates declined by 36% (see "Effects of Changes in Reimbursement").

     Operating expenses, which include rent expense of $105.4 million and $95.8 million for the six months ended June 30, 1999 and 1998, respectively, decreased 4.5% from $892.3 million for the six months ended June 30, 1998 to $851.8 million for the six months ended June 30, 1999. After considering $105.7 million of operating expenses related to the facilities acquired in the RCA acquisition, operating expenses decreased $146.2 million or 16.4%. The decrease resulted primarily from cost restructuring in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues excluding the effect of the RCA acquisition and the negative revenue adjustments, increased from 89.9% for the six months ended June 30, 1998 to 100.1% for the six months ended June 30, 1999. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients.

     Corporate general and administrative expenses, which include regional costs, related to the supervision of operations, were $16.3 million and $16.0 million for the six months ended June 30, 1999 and 1998, respectively. Excluding the negative revenue adjustments, as a percentage of net revenues, corporate general and administrative expenses were 1.7% for the six months ended June 30, 1999 and 1998.

     Provision for losses on accounts receivable increased 179.5% from $3.9 million for the six months ended June 30, 1998 to $10.9 million for the six months ended June 30, 1999. Excluding the negative revenue adjustments, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the six months ended June 30, 1998 to 1.2% for the six months ended June 30, 1999. The change was primarily due to increased aging of certain accounts receivable.

     Depreciation and amortization decreased 1% from $18.0 million for the six months ended June 30, 1998 to $17.8 million for the six months ended June 30, 1999. Excluding the negative revenue adjustments, as a percentage of net revenues, depreciation and amortization expense was 1.9% and 1.8% for the six months ended June 30, 1999 and 1998, respectively.

     Net interest expense increased 114.3% from $2.1 million for the six months ended June 30, 1998 to $4.5 million for the six months ended June 30, 1999. Excluding the negative revenue adjustments, as a percentage of net revenues, interest expense increased from 0.2% for the six months ended June 30, 1998 to 0.5% for the six months ended June 30, 1999. The increase is primarily a result of certain facility specific debt assumed in the RCA acquisition.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 63.4% from $350.6 million for the six months ended June 30, 1998 to $128.3 million for the six months ended June 30, 1999. Revenues from services provided to affiliated facilities decreased from $162.1 million for the six months ended June 30, 1998 to $69.0 million for the six months ended June 30, 1999, a decrease of 57.4%. Revenues from services provided to nonaffiliated facilities decreased approximately $129.2 million, or 68.5%, from $188.5 million for the six months ended June 30, 1998 to $59.3 million for the six months ended June 30, 1999. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services. In addition to the decline in demand for the Company's therapy services, market rates for these services have declined significantly. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS (see "Effects of Changes in Reimbursement").

     Operating expenses decreased 47.5% from $225.8 million for the six months ended June 30, 1998 to $118.5 million for the six months ended June 30, 1999. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges
- Restructuring Costs"). Operating expenses as a percentage of total revenue increased from 64.4% for the six months ended June 30, 1998 to 92.3% for the six months ended June 30, 1999. This increase is attributable to downward pricing pressure as a result of the excess supply of therapy service providers due to the industry's restructuring in response to the decreased reimbursement under PPS.

     Provision for losses on accounts receivable increased 11.3% from $7.1 million for the six months ended June 30, 1998 to $7.9 million for the six months ended June 30, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 2.0% for the six months ended June 30, 1998 to 6.1% for the six months ended June 30, 1999. The increase is a result of increased reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization was $4.4 million and $4.3 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of net revenues, depreciation and amortization expense increased from 1.2% for the six months ended June 30, 1998 to 3.3% for the six months ended June 30, 1999, respectively. The increase is primarily a result of increased equipment costs.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased 38.1% from $107.6 million for the six months ended June 30, 1998 to $148.6 for the six months ended June 30, 1999. Approximately $36.6 million of this increase is a result of the company's acquisition of Contour in connection with the RCA acquisition in June 1998.

     Operating expenses increased 50.1% from $89.7 million for the six months ended June 30, 1998 to $134.6 million for the six months ended June 30, 1999. The increase is primarily related to the Company's medical supply operations. Operating expenses as a percentage of revenue increased from 83.4% for the six months ended June 30, 1998 to 90.6% for the six months ended June 30, 1999. This increase is primarily a result of the acquisition of Contour, which has higher operating costs than the Company's pharmacy services operation and downward pricing pressure as a result, of decreased reimbursement under PPS.

     Provision for losses on accounts receivable decreased from $7.4 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. As a percentage of net revenues, the provision for losses on accounts receivable increased from 3.4% for the six months ended June 30, 1998 to 5.0% for the six months ended June 30, 1999. This increase is a result of the effect PPS has had on nonaffiliated customers' cash flow (as discussed above under Rehabilitation and Respiratory Therapy Services).

     Depreciation and amortization increased 31.2% from $3.2 million for the six months ended June 30, 1998 to $4.2 million for the six months ended June 30, 1999. As a percentage of net revenues, depreciation and amortization expense was 2.9% and 2.8% for the six months ended June 30, 1999 and 1998, respectively.

INTERNATIONAL OPERATIONS

     Revenues from international operations excluding the effect of the disposition of the Canadian operations, increased $17.6 million, or 13.8%, from $127.6 million for the six months ended June 30, 1998 to $145.2 million for the six months ended June 30, 1999. Approximately $4.6 million of this increase was provided by U.K. inpatient services whose net revenues increased from $89.3 million for the six months ended June 30, 1998 to $93.9 million for the six months ended June 30, 1999. The increase in U.K. revenues is due to the addition of four facilities during 1998 as well as an increase in occupancy rates from 79.9% for the six months ended June 30, 1998 to 81.1% for the six months ended June 30, 1999. Approximately $5.2 million of the increase was provided by the growth in pharmaceutical supply operations in Australia. The remaining increase was primarily the result of facility additions and occupancy increases at inpatient services in Spain and Germany.

     Operating expenses, excluding the effect of the disposition of the Canadian operations, which include rent expense of $15.0 million and $19.0 million for the six months ended June 30, 1998 and 1999, respectively, increased approximately 26.9% from $103.6 million for the six months ended June 30, 1998 to $131.5 million for the six months ended June 30, 1999. As a percentage of revenues, operating expenses increased from 81.2% for the six months ended June 30, 1998 to 90.5% for the six months ended June 30, 1999. The increase is primarily attributable to increased temporary staffing costs in the U.K. due to a nursing shortage and increases in rent expense primarily a result of the sale-leaseback of 32 facilities completed October 1998.

     Depreciation and amortization for international operations decreased 30.2% from $10.3 million for the six months ended June 30, 1998 to $7.2 million for the six months ended June 30, 1999. The decrease is primarily a result of the write-off in the fourth quarter of 1998 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets.

OTHER NONREPORTABLE SEGMENTS AND CORPORATE GENERAL AND ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 5.7% from $128.0 million for the six months ended June 30, 1998 to $120.7 million for the six months ended June 30, 1999. Operating expenses increased 4.2% from $111.7 million for the six months ended June 30, 1998 to $116.4 for the six month periods ended June 30, 1999. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Sun Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000.

     Corporate general and administrative costs not directly attributed to segments increased 4.2% from $54.8 million for the six months ended June 30, 1998 to $57.1 million at June 30, 1999. As a percentage of consolidated net revenues of $1.27 billion and $1.50 billion for the six months ended June 30 1999 and 1998, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.7% to 4.5%. This increase was primarily due to the Company's net revenue deterioration as a result of PPS.

     Net interest expense not directly attributed to segments increased 8.6% from $55.8 million for the six months ended June 30, 1998 to $60.6 million for the six months ended June 30, 1999. As a percentage of consolidated net revenues, interest expense increased from 3.7% for the six months ended June 30, 1998 to 4.8% for the six months ended June 30, 1999. The increase was related to
(i) an increase in the Company's weighted average interest rate resulting from the issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as a result of non-compliance under certain financial covenants under the Senior Credit Facility, and (iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities.

OTHER SPECIAL AND NON-RECURRING CHARGES

Loss on Sale of Assets

     A net non-cash charge of approximately $44.9 million was recorded due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. In addition, the Company recorded a loss of approximately $16.9 million related to the sale-leaseback of 11 facilities in the United Kingdom which was completed in July of 1999. The Company also recorded a loss of approximately $2.0 million on the sale of its Canadian operations. See footnote 6 in the accompanying Consolidated Financial Statements.

Corporate Restructuring Costs

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

Financial Restructuring

     During the second quarter of 1999, the Company recorded financial restructuring costs of $6.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9-1/2% Subordinated Notes (see "Liquidity and Capital Resources").

Loss on Termination of Interest Rate Swaps

     In April 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999.

Impairment Loss

     The Company recorded an impairment loss of $400.0 million in the second quarter of 1999 (see discussion for Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998).

Legal and Regulatory Matters

     In the second quarter of 1998, the Company recorded charges for litigation and investigation costs of approximately $17.1 million for professional fees and settlement costs related to certain legal and regulatory matters (see discussion for Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998).

Extraordinary Loss

     In the second quarter of 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million (see discussion for the Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998).

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

CONSOLIDATED RESULTS OF OPERATIONS

     Income tax expense for the six months ended June 30, 1999 was $0.8 million compared to $14.4 million for the six months ended June 30, 1998. In the six months ended June 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999 the Company established a valuation allowance for U.K. deferred tax assets resulting from its net operating losses which may not be realizable.

     The net loss for the six months ended June 30, 1999 was $701 million compared to net earnings of $9.0 million for the six months ended June 30, 1998. Before considering negative revenue adjustments, the loss on sale of assets, the restructuring costs, the loss on termination of interest rate swaps, and the cumulative effect of change in accounting principle, the loss before income taxes for the six months ended June 30, 1999 was $267.2 million compared to earnings before the legal and regulatory charge, the loss on sale of assets and income taxes of $58.5 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company was not in compliance with certain financial covenants contained in the Senior Credit Facility as of December 31, 1998 and June 30, 1999. Borrowings under the Senior Credit Facility were $745.6 million and $820.9 million at December 31, 1998 and June 30, 1999, respectively. In addition, the Company failed to make a $19.5 million payment due to the Senior Credit Facility bank lenders on June 30, 1999. Because of the covenant and payment defaults, the bank lenders could have required immediate repayment of all amounts outstanding under the Senior Credit Facility. As a result, the Company has classified all borrowings under the Senior Credit Facility as current liabilities. The Company did not have sufficient cash reserves to repay all amounts outstanding under the Senior Credit Facility at August 18, 1999. No further amounts may be borrowed under the Senior Credit Facility. Accordingly, the Company will have to fund all operations, capital expenditures and regularly scheduled debt service from existing cash reserves and future net cash flows from operations.

     The Company did not make its semi-annual interest payments of $7.3 on the Company's $150.0 million 9 3/8% Subordinated Notes that was due on May 1, 1999 and of $11.9 million on the Company's $250.0 million 9-1/2% Subordinated Notes that was due on July 1, 1999. The bank lenders under the Company's Senior Credit Facility exercised their contractual right blocking the Company from making these payments. Because the Company did not make these payments, it is in default under the indentures for the 9 3/8% Subordinated Notes and 9-1/2% Subordinated Notes and the holders of such Notes could demand all amounts outstanding under the respective indentures immediately due and payable, although actual payment would continue to be prohibited by the actions of the bank lenders. The Company did not have sufficient cash reserves to repay all amounts outstanding under either of these indentures at August 18, 1999.

     The Company is in default of certain Mortgage Notes amounting to $31.9 million and $31.7 million at December 31, 1998 and June 30, 1999, respectively, because the Company did not meet its debt service coverage. Because the Company is in non-compliance with the terms of certain Mortgage Notes, the holder of these Mortgage Notes could demand immediate repayment of all amounts due under the mortgages and foreclose on four facilities. Such amounts are classified as current liabilities as of December 31, 1998 and June 30, 1999.

     The Company also has other debt arrangements that provide that a default on any mortgage indenture or instrument which results in the acceleration of repayment or default in payment of obligations from $0.1 million to in excess of $20.0 million depending on the terms of the agreement, would allow the creditor to demand immediate repayment. No acceleration of repayment has occurred and therefore such borrowings which total $520.9 million are classified as long-term liabilities as of December 31, 1998 and June 30, 1999.

     As of December 31, 1998 and June 30, 1999, the Company was in non-compliance with certain financial covenants contained in certain master lease agreements for 96 of its long-term care facilities in the United States and 33 of its long-term care facilities in the United Kingdom. As a result, the lessors under these master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. As of August 18, 1999, the lessors had not exercised their rights under their respective agreements, although there can be no assurance that the lessors will not do so in the future. The Company was also in cross default under the terms of leases for 14 of its long-term care facilities in the United States as of December 31, 1998 and June 30, 1999. The aggregate net book value of properties subject lease defaults amounted to $54.8 million at December 31, 1998. The Company has a substantial number of other leases which may contain similar default or cross default provisions.

     The Company and its principal lenders are discussing the terms of an overall financial restructuring. However, in the event the lenders or lessors under the agreements and leases described above begin to exercise remedies against the Company or if the Company makes a determination that it would not be able to fund its operations outside bankruptcy, the Company will commence a chapter 11 bankruptcy case under title 11 of the United States Code.

     For the six months ended June 30, 1999, net cash used for operations was $9.4 million compared to net cash used by operations for the six months ended June 30, 1998 of $22.8 million. The net cash used for operations for the six months ended June 30, 1999 reflects the significant losses incurred (as discussed in "Results of Operations" above) and the receipt of certain income tax refunds of $30.1 million.

     Other significant operating uses of cash for the six months ended June 30, 1999 were $42.9 million for net interest refunds and $28.7 million for income tax refunds.

     The Company's cash reserves at August 18, 1999 were $52.4 million.

     In response to the significant losses experienced in the fourth quarter of 1998 which have continued in the second quarter of 1999, the Company has developed an operational and financial recovery plan that is intended to restore the Company's profitability in the new operating environment under PPS, although no assurance can be given that the plan will be successful.

     As a result of the Company's recent financial results, on June 29, 1999 the New York Stock Exchange (the "Exchange") suspended the trading in the common stock of the Company. The suspension was the result of the Company falling below the Exchange's continued listing criteria relating to the Company's (i) net tangible assets available to common stock (less than $12 million) and (ii) average net income after rates for the past three years (less than $600,000). The Exchange has applied to the Securities and Exchange Commission to delist the Company's common stock. As of August 13, 1999 the Company's common stock was trading on the Over-the-Counter Bulletin Board under the symbol "SHGE".

     The Company incurred $68.7 million in capital expenditures during the six months ended June 30, 1999. Expenditures related primarily to the construction of a corporate office building as well as expenditures related to the Company's long-term care, subacute care and assisted living facility operations including the construction of two new facilities in the United States and two new facilities in the United Kingdom as well as routine capital expenditures. The Company had capital expenditure commitments as of June 30, 1999, under various contracts of $15.6 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building.

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

     In the fourth quarter of 1998, the Company implemented an initial restructuring plan and recorded a fourth quarter charge of $4.6 million. As of June 30, 1999, the Company's 1998 restructuring costs reserve balance was approximately $0.5 million and is substantially complete.

     In the first quarter of 1999, the Company initiated a second restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a first quarter charge of approximately $11.4. The restructuring plan included the termination of 2,900 of its rehabilitation and respiratory therapy services employees, and 80 of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 23 divisional and regional offices related to the aforementioned operations. In addition, the plan includes the relocation of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. As of June 30, 1999, the Company paid approximately $3.5 million in termination benefits under the 1999-restructuring plan. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately 1.4 million related to lease termination costs and $0.8 million related to asset disposals or write-offs. As of June 30, 1999, the Company's 1999 restructuring costs reserve balance was approximately $6.1 million.

     The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for 11% and 9% the Company's total net revenues during the three months ended March 31, 1999 and 1998 respectively and 11.4% and 9.1% for the six months ended June 30, 1999 and 1998, respectively, and 17.8% of the Company's consolidated total assets as of June 30, 1999. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses including assisted living facilities, rehabilitation hospitals and other non-core businesses. The Company recorded a loss of $161.6 million before unrecorded gains in the fourth quarter of 1998 to reduce the carrying amount of these businesses identified for disposal to fair value based on estimates of selling value and of costs to sell. The Company recorded a loss of 44.9 million for the six months ended June 30, 1999 to further reduce the carrying value based on current sale negotiations and market conditions. In addition, the Company has decided not to dispose of certain non-core businesses previously recorded in assets held for sale including the rehabilitation hospitals. The aggregate carrying amount of these businesses is approximately $184.5 million at June 30, 1999. Under the terms of the Senior Credit Facility, such proceeds are required to be used to permanently reduce outstanding borrowings under the Senior Credit Facility.

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

     At June 30, 1999, the Company had on a consolidated basis, $1.7 billion of outstanding indebtedness including capital lease obligations and $820.9 million of indebtedness under its Senior Credit Facility. The Company also had $41.4 million of outstanding standby letters of credit under its Senior Credit Facility as of June 30, 1999.

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities (the "CTIPS") and $150 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of Sun common stock, par value $0.01 per share, of Sun (equivalent to an initial conversion price of $20.13 per share of Sun common stock). Of the net proceeds, $300 million from the Offerings was used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remainder of the net proceeds from the Offerings was used to reduce certain outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility. On April 14, 1999, the Company announced that it was exercising its right to defer the dividend payment, scheduled for May 1, 1999, on the CTIPS.

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

     The Company has historically experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1998, the Company recorded negative revenue adjustments totalling $34.7 million primarily for the projected settlement of 1997 facility cost reports which were not settled as of December 31, 1998 and the projected settlement of the 1998 cost reports based on historical information. Accounts receivable have also been negatively impacted in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims. In the second quarter, The Health Care Financing Administration has informed the Company that all outstanding cost report settlements due to the Company's nursing facilities, which was approximately $69.0 as of June 30, 1999, will be delayed pending resolution of outstanding audit issues and certain inquiries initiated by the U.S. Department of Justice. The Company is unable to predict when the outstanding audit issues and inquiries will be resolved. No assurance can be given that the resolution of the outstanding audit issues and inquiries will not result in a material adverse effect on the results of operations and financial condition of the Company.

     The implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows, which has adversely affected the collectibility of amounts due to the Company. As a result, accounts receivable for nonaffiliated customers has increased. The Company's results of operations could be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differed materially from the amounts accrued in prior periods. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving final settlement and reimbursement from government agencies.

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

     In the Balanced Budget Act of 1997 ("BBA"), Congress passed numerous changes to the reimbursement policies applicable to exempt hospital services, skilled nursing, therapy and other ancillary services. The BBA mandates the implementation of a prospective payment system for skilled nursing facilities. PPS became effective on July 1, 1998 for the Company's facilities that it acquired with RCA and on January 1, 1999 for the remainder of its facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based on the acuity level of the patient to cover all post-hospital extended care routine service costs (i.e. Medicare Part A patients), including ancillary and capital related costs for beneficiaries receiving skilled services. Prior to the implementation of PPS, the costs of many of such services were reimbursed on a "pass through" basis. During the first three years of the PPS phase-in, payments will generally be based on a blend of the facility's historical costs based on 1995 cost data and a federally established per diem rate. Although it is unclear what the long-term impact of PPS will be, the transition to PPS negatively impacted the Company's to date. There can be no assurance that PPS will not have a long-term material adverse effect on the results of operations and financial condition of the Company.

     The   Company's   revenues  from  its   inpatient   facilities   have  been
significantly affected by the federally established PPS per diem rate. The Company's experience has been that the average per diem reimbursement rate is less than the amount the Company's inpatient facilities received on a daily basis under cost-based reimbursement. In response, the Company has taken various actions to reduce its costs. Moreover, since prior to the implementation of PPS, the Company treated a greater percentage of higher acuity patients than many nursing homes, the Company was adversely impacted because federal per diem rates for higher acuity patients do not adequately compensate the Company for the additional expenses and risks for caring for such patients. There can be no assurance that PPS will not have a long-term material adverse effect on the Company's financial condition and results of operations.

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

     If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified, the facility will not be reimbursed by the Federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents. The Company currently has two facilities that are the subject of decertification efforts by HCFA, which the Company is contesting. Decertification could cause material adverse financial and operational effects on individual facilities.

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

LITIGATION

     In March, April and May, 1999, class action lawsuits were filed against the Company and three officers of the Company in the United States District Court for the District of New Mexico on behalf of purchasers of the Company's common stock during the class period. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master File No. CIV99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief. Although the Company intends to vigorously defend itself in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     The Company and certain of its subsidiaries are defendants in a qui tam lawsuit brought by a private citizen in the Untied States District Court of the Central District of California alleging violations of the federal False Claims Act and a related wrongful termination. The plaintiff alleges that a home health agency operated by one of the Company's subsidiaries submitted bills for several years that were improper for various reasons, including bills for patients whose treatment had not been authorized by their physicians. The government intervened to the extent that the lawsuit alleges billing without obtaining proper and timely physician authorization, but declined to intervene in the remainder of the lawsuit. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ has informed the Company of a number of outstanding inquiries, some of which have been prompted by the filing of qui tam lawsuits that remain under seal. The Company intends to expeditiously address whatever concerns the HHS and the DOJ may have. There can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     On November 25, 1997, RCA, the Company and representatives of the plaintiffs in the Actions entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, the Company paid $9 million into an interest-bearing escrow account maintained by the Company (the "Escrow Account") to settle the Actions (the "Settlement"). RCA also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs. On July 21, 1999 the Court issued an order certifying the class, approving the settlement and dismissing with prejudice all claims by the class that were or could have been asserted by the plaintiffs against RCA or any of the other defendants in the Actions.

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

YEAR 2000 RISK

     STATE OF READINESS. The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Company and of critical suppliers, customers and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company has completed its inventory and assessment for each of its information technology ("IT") systems and equipment, non-IT systems and equipment (embedded technology) and systems and equipment of critical suppliers, customers and other third parties.

     With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. There can be no assurance that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000.

     The Company has completed approximately 95% of the remediation process for critical IT and non-IT systems and equipment. The Company has also completed approximately 95% of contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Company is planning to be Year 2000 compliant for all its essential systems and equipment by the fourth quarter of 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000 or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that all of the Company's critical suppliers, customers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business financial condition or results of operations.

     COSTS. The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $10 million, of which approximately $7.7 million has been spent through June 30, 1999. Of these costs, the Company estimates that approximately $7 million will be spent to repair systems and equipment, and $2 million will be spent to replace systems and equipment and $1 million will be spend on activities related to contingency planning. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers and customers; there can be no assurance that such information is accurate or complete.

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

     CONTINGENCY PLANS. The Company has completed approximately 95% of its contingency plan for Year 2000-related issues. These plans include, but are not limited to, identification of alternate supplies, alternate electronic processes and alternate manual systems. The company is planning to have contingency plans completed for essential systems and equipment by October 1, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Information with respect to this item is found in "Notes to Consolidated Financial Statements - Note 2 - Non-Compliance with Debt Agreements and Liquidity."

ITEM 5. OTHER EVENTS

     Effective July 15, 1999, Zev Karkomi resigned from the Board of Directors of the Company. His letter of resignation stated that his company required all of his attention.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

     Report dated May 31, 1999 and filed June 9, 1999 reporting that the waiver of covenant defaults under the Company's bank agreement expired and that the bank lenders exercised their right to prohibit the Company from making the semi-annual interest payment on the Company's 9 3/8% Subordinated Notes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUN HEALTHCARE GROUP, INC.

Date:  August 19, 1999                      By:  /s/ Robert D. Woltil   *
                                              -------------------------
                                               Robert D. Woltil
                                               Chief Financial Officer




*Signing on the behalf of the Registrant and as principal financial officer.