Form 10-Q
period 1999-09-30
SUN HEALTHCARE GROUP INC
filed 1999-12-07
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12040

                                ----------------

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

                                ----------------

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

     As of November 15, 1999, there were 61,566,710 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

                           SUN HEALTHCARE GROUP, INC.

                                      INDEX

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                          PART I. FINANCIAL INFORMATION

                                                                                                              Page Numbers
                                                                                                              ------------
Item 1.            Consolidated Financial Statements

                   Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998..........................................             3-4

                   Consolidated Statements of Earnings (Losses)
                   For the three and nine months ended September 30, 1999 and 1998...................             5-6

                   Consolidated Statements of Comprehensive Income (Losses)
                   For the three and nine months ended September 30, 1999 and 1998...................             7

                   Consolidated Statements of Cash Flows
                   For the nine months ended September 30, 1999 and 1998.............................             8-9

                   Notes to the Consolidated Financial Statements....................................             10-33

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................             34-58


                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................             58

Item 3.            Defaults Upon Senior Securities...................................................             58

Item 5.            Other Events......................................................................             58

Item 6.            Exhibits and Reports on Form 8-K..................................................             58

Signatures...........................................................................................             59

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                     1999                  1998
                                                                                  (UNAUDITED)
                                                                               ------------------    -----------------
                                                                                            (In thousands)
Current assets:
       Cash and cash equivalents                                               $          48,972     $         27,504
       Accounts receivable, net of allowance for doubtful accounts of $147,243
           as of September 30, 1999, and $79,015 as of December 31, 1998                 299,367              538,329
       Other receivables                                                                  21,968               48,073
       Inventory, net                                                                     39,069               48,862
       Prepaids and other assets                                                          13,089               13,091
       Income tax receivables                                                                  -               15,874
                                                                               ------------------    -----------------

           Total current assets                                                          422,465              691,733
                                                                               ------------------    -----------------

       Property and equipment, net                                                       449,719              601,270
       Goodwill, net                                                                     505,026              795,945
       Notes receivable                                                                   29,397               32,334
       Assets held for sale                                                              132,308              192,447
       Other assets, net                                                                 108,956              148,309
       Deferred tax assets                                                                     -                6,000
                                                                               ------------------    -----------------

           Total assets                                                        $       1,647,871     $      2,468,038
                                                                               ==================    =================




                                              (Continued on next page)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                    1999                   1998
                                                                                (UNAUDITED)
                                                                              -----------------      -----------------
                                                                                 (In thousands, except share data)
Current liabilities:
       Current portion of long-term debt                                      $      1,303,925       $        812,621
       Current portion of obligations under capital leases                               2,446                  3,703
       Accounts payable                                                                 65,579                 94,143
       Accrued compensation and benefits                                               105,396                102,091
       Accrued interest                                                                100,115                 26,095
       Accrued self-insurance obligations                                               62,078                 54,865
       Other accrued liabilities                                                       137,126                137,851
       Income tax payable                                                               10,925                      -
                                                                              -----------------       ----------------
             Total current liabilities                                               1,787,590              1,231,369
                                                                              -----------------       ----------------

Long-term debt, net of current portion                                                 271,846                705,653
Obligations under capital leases, net of current portion                                84,165                103,679
Other long-term liabilities                                                             43,978                 41,061
                                                                              -----------------       ----------------
             Total liabilities                                                       2,187,579              2,081,762
                                                                              -----------------       ----------------

Commitments and contingencies
Minority interest                                                                        6,287                  7,517
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior
       subordinated debentures of the Company                                          344,119                345,000

Stockholders' equity:
       Preferred stock of $.01 par value, authorized 5,000,000 shares, none
           issued                                                                            -                      -
       Common stock of $.01 par value, authorized 155,000,000 shares, 63,779,693 and 61,930,159 shares issued and outstanding as of September
             30, 1999 and December 31, 1998, respectively                                  638                    619
       Additional paid-in capital                                                      776,376                774,860
       Retained deficit                                                            (1,634,650)              (696,049)
       Accumulated other comprehensive income                                              335                  2,902
                                                                              -----------------       ----------------
                                                                              $      (857,301)        $        82,332
                                                                              -----------------       ----------------
       Less:
       Unearned compensation                                                             4,913                  8,552
       Common stock held in treasury, at cost, 2,212,983 and 2,124,868 shares
              as of September 30, 1999 and December 31, 1998, respectively              27,377                 26,967
       Grantor stock trust, at market, 1,638,256 and 1,989,132 shares as of
             September 30, 1999 and December 31, 1998, respectively                        523                 13,054
                                                                              -----------------       ----------------
             Total stockholders' equity (deficit)                                    (890,114)                 33,759
                                                                              -----------------       ----------------
             Total liabilities and stockholders' equity (deficit)             $      1,647,871        $     2,468,038
                                                                              =================       ================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                   1999                   1998
                                                                                   ----                   ----
                                                                             (In thousands, except per share data)
Total net revenues                                                          $          629,579     $          814,408
                                                                            -------------------    -------------------
Costs and expenses:
    Operating costs                                                                    586,455                617,268
    Rent expense                                                                        67,700                 67,155
    Corporate general and administrative                                                37,480                 47,840
    Provision for losses on accounts receivable                                         58,196                 13,443
    Depreciation and amortization                                                       19,864                 28,107
    Interest, net                                                                       39,846                 33,796
    Loss on sale of assets                                                              28,432                  2,185
    Legal and regulatory matters                                                             -                    938
    Financial restructuring costs                                                        6,996                      -
    Impairment loss                                                                     14,855                      -
                                                                            -------------------    -------------------

        Total costs and expenses                                                       859,824                810,732

Dividends on convertible preferred securities                                            6,518                  6,087
                                                                            -------------------    -------------------

Losses before income taxes                                                           (236,763)                (2,411)

Income taxes                                                                                93                (1,381)
                                                                            -------------------    -------------------

Net losses                                                                  $        (236,856)     $          (1,030)
                                                                            ===================    ===================

Net losses per common and common equivalent share                           $           (3.99)     $            (.02)
                                                                            ===================    ===================

Weighted average number of common and common equivalent
    shares outstanding                                                                  59,292                 56,772
                                                                            ===================    ===================


        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                                   (Unaudited)

                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                   1999                   1998
                                                                                   ----                   ----
                                                                              (In thousands, except per share data)
Total net revenues                                                          $        1,903,525     $        2,308,290
                                                                            -------------------    -------------------

Costs and expenses:
    Operating costs                                                                  1,683,049              1,724,562
    Rent expense                                                                       203,428                180,700
    Corporate general and administrative                                               119,753                130,580
    Provision for losses on accounts receivable                                         87,422                 32,479
    Depreciation and amortization                                                       63,849                 70,100
    Interest, net                                                                      116,022                100,821
    Loss on sale of assets                                                              92,319                  9,987
    Legal and regulatory matters                                                             -                 18,069
    Loss on termination of interest rate swaps                                           2,488                      -
    Corporate restructuring costs                                                       11,444                      -
    Financial restructuring                                                             13,336                      -
    Impairment loss                                                                    414,818                      -
                                                                            -------------------    -------------------

        Total costs and expenses                                                     2,807,928              2,267,298

Dividends on convertible preferred securities                                           19,487                  9,858
                                                                            -------------------    -------------------

Earnings (losses) before income taxes, extraordinary loss and cumulative
effect of change in accounting principle                                             (923,890)                 31,134

Income taxes                                                                              985                  13,024
                                                                            -------------------    -------------------

Earnings (losses) before extraordinary loss and cumulative
    effect of change in accounting principle                                         (924,875)                 18,110
Extraordinary loss, net of income tax benefit                                                -                 10,120
Cumulative effect of change in accounting principle                                     13,726                      -
                                                                            ===================    ===================
Net earnings (losses)                                                       $        (938,601)     $            7,990
                                                                            ===================    ===================

Earnings (losses) per common and common equivalent share before extraordinary loss and cumulative effect of change in accounting principle
        Basic                                                               $          (15.81)     $              .36
                                                                            ===================    ===================

        Diluted                                                                        (15.81)                    .35
                                                                            ===================    ===================
Net earnings (losses) per common and common equivalent share
        Basic                                                               $          (16.04)     $              .16
                                                                            ===================    ===================

        Diluted                                                                        (16.04)                    .16
                                                                            ===================    ===================

Weighted average number of common and common equivalent
    shares outstanding:
        Basic                                                                           58,502                 50,292
                                                                            ===================    ===================

        Diluted                                                                         58,502                 52,081
                                                                            ===================    ===================



        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)
                                   (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                  --------------------------
                                                                                         SEPTEMBER 30,
                                                                                         -------------
                                                                                 1999                     1998
                                                                                 ----                     ----
                                                                                        (In thousands)
Net losses                                                                $          (236,856)     $          (1,030)

Foreign currency translation adjustments, net of tax                                     5,083                  5,742
                                                                          --------------------     -------------------

Comprehensive income (losses)                                             $          (231,773)     $            4,712
                                                                          ====================     ===================


                                                                                   FOR THE NINE MONTHS ENDED
                                                                                   -------------------------
                                                                                         SEPTEMBER 30,
                                                                                         -------------
                                                                                 1999                     1998
                                                                                 ----                     ----
                                                                                        (In thousands)

Net earnings (losses)                                                     $          (938,601)     $            7,990

Foreign currency translation adjustments, net of tax                                   (2,567)                  7,528
                                                                          --------------------     -------------------

Comprehensive income (losses)                                             $          (941,168)     $           15,518
                                                                          ====================     ===================



        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ------------------------------------------------
                                                                                     1999                       1998
                                                                             ---------------------      ---------------------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings (losses)                                                  $           (938,601)      $              7,990
      Adjustments to reconcile net earnings (losses) to net cash provided by (used for) operating activities:
                        Extraordinary loss                                                       -                    10,120
                        Impairment loss                                                    414,818
                        Cumulative effect of change in accounting principle                 13,726
                        Loss on sale of assets                                              92,319                     9,987
                        Depreciation and amortization                                       63,849                    70,100
                        Provision for losses on accounts receivable                         87,422                    32,479
                        Other, net                                                          14,270                     5,616
                        Changes in operating assets and liabilities:
                            Accounts receivable                                            155,445                  (96,483)
                            Other current assets                                            14,636                  (29,436)
                            Other current liabilities                                       49,273                  (17,028)
                            Income taxes payable                                            37,225                  (14,577)
                                                                             ---------------------      ---------------------

                            Net cash provided by (used for) operating
                               activities                                                    4,382                  (21,232)
                                                                             ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                                           (83,032)                  (97,952)
      Acquisitions, net of cash acquired                                                   (5,731)                  (76,340)
      Proceeds from sale and leaseback of property and equipment                            34,938                    16,833
      Increase in long-term notes receivable                                                 5,741                   (7,681)
      Other assets expenditures                                                              2,526                  (20,639)
                                                                             ---------------------      ---------------------

                           Net cash used for investing activities                         (45,558)                 (185,779)
                                                                             ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Long-term debt borrowings                                                            125,715                   211,949
      Long-term debt repayments                                                           (46,800)                 (340,451)
      Conversion of Mediplex 6 1/2% Convertible Subordinated
          Debentures due 2003                                                              (6,649)                         -
      Net proceeds from issuance of convertible preferred securities of                                              330,215
          subsidiary
      Net proceeds from issuance of common stock                                               810                     1,699
      Purchases of treasury stock                                                            (409)                   (1,357)
      Other financing activities                                                           (1,203)                   (2,358)
                                                                             ---------------------      ---------------------

                           Net cash provided by financing activities                        71,464                   199,697
                                                                             ---------------------      ---------------------

Effect of exchange rate on cash and cash equivalents                                       (8,820)                     (676)
                                                                             ---------------------      ---------------------

Net increase (decrease) in cash and cash equivalents                                        21,468                   (7,990)

Cash and cash equivalents at beginning of year                                              27,504                    21,020
                                                                             ---------------------      ---------------------

Cash and cash equivalents at end of period                                   $              48,972      $             13,030
                                                                             =====================      =====================



        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------------------
                                                                        1999                       1998
                                                                  ------------------         -----------------
                                                                                (In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid (received) during period for:

             Interest net of $1,933 and $1,489 capitalized
             during the nine months ended September 30, 1999
             and 1998, respectively                               $          46,208          $         85,826
                                                                  ==================         =================

             Income taxes                                         $        (37,845)          $         22,740
                                                                  ==================         =================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

       The Company's acquisitions during the nine months ended
             September 30, 1999 and 1998 involved the following:

             Fair value of assets acquired                        $           6,781          $        589,874
             Liabilities assumed                                            (1,050)                 (352,109)
             Common stock reissued                                                -                 (161,424)
                                                                  ------------------         -----------------

             Cash payments made, net of cash received from
             others                                               $           5,731         $          76,341
                                                                  ==================         =================


        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of management of Sun Healthcare Group, Inc. (the "Company" or "Sun"), the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 1999 and December 31, 1998, the consolidated results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

     Certain amounts in the 1998 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5 which resulted in a charge to earnings of $13.7 million as the cumulative effect of a change in accounting.

     Pro Forma amounts, assuming the new accounting principle was applied during the three and nine months ended September 30, 1998 are as follows:

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 1998          SEPTEMBER 30, 1998
                                                                         ------------------          ------------------

Net earnings (losses) as reported                                        $          (1,030)          $            7,990
                                                                         ==================          ==================

Pro forma net earnings                                                   $            4,185          $           11,248
                                                                         ==================          ==================

Net earnings (losses) per common and common equivalent share as
       reported:                                                         $            (.02)          $              .16
                                                                         ==================          ==================

Pro forma net earnings per common and common equivalent
       share:
       Basic                                                             $              .07          $              .22
                                                                         ==================          ==================

       Diluted                                                           $              .05          $              .22
                                                                         ==================          ==================

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives are required to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133 delaying its effective date to fiscal years beginning after June 15, 2000. The Company is studying the impact of the new standard and is unable to predict at this time the impact on its consolidated financial statements.

2.   SUBSEQUENT EVENT - CHAPTER 11 REORGANIZATION

     On October 14, 1999, the Company and most of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (case nos. 99-3657 through 99-3841, inclusive). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On October 14, 1999 the Company entered into a Revolving Credit Agreement with the CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with up to $200 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10 million or 50% of the aggregate value of eligible inventory.

     On November 12, 1999, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of November 27, 1999, up to $149.0 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed $55.1 million, and had issued $7.5 million in letters of credit.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and most other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and unexpired lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization approved by the Bankruptcy Court.

     On October 26, 1999 the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. The specific terms of the agreement in principle are reflected in a restructuring term sheet dated October 26, 1999, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated October 14, 1999 and filed October 26, 1999. Implementation of the agreement in principle is subject to appropriate documentation, including a Chapter 11 plan of reorganization, and approval by the bankruptcy court, among other things. If approved, the agreement in principle would provide Sun's bank lenders with cash, new senior long-term debt, new preferred stock and new common stock. Sun's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides no recoveries for the holders of Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities, or common stock.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangement to meet obligations.

     Due to the failure to make payments and comply with certain financial covenants, the Company is in default of substantially all its long-term obligations. These obligations are classified as current liabilities as of December 31, 1998 and September 30, 1999.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases and other pre-petition executory contracts. The Company is in the process of analyzing and reviewing its lease portfolio. The Company expects to terminate certain leases and/or seek rent relief for certain facilities.

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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following unaudited pro forma results assumes that the RCA Acquisition occurred as of January 1, 1998 and includes its results of operations for the nine months ended September 30, 1998 (in thousands, except per share data):

                                                               NINE MONTHS
                                                                   ENDED
                                                            SEPTEMBER 30, 1998
                                                            ------------------
Net revenues                                                $        2,462,790
Net losses                                                  $          (3,854)

Net loss per share:                                         $           (0.07)

     In addition, during the nine months ended September 30, 1998, the Company acquired from various third parties the net ownership of, leasehold rights to, or the management contracts of, six long-term care facilities in the United States. The pro forma impact of these acquisitions is immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     RESTRUCTURING COSTS

     In the first quarter of 1999, the Company initiated a second restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The restructuring plan included the termination of 2,900 of its rehabilitation and respiratory therapy services employees, and 80 of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 23 divisional and regional offices related to the aforementioned operations. In addition, the plan included the relocation of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees at these subsidiaries. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. As of September 30, 1999, the Company paid approximately $5.4 million in termination benefits under the 1999 restructuring plan. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $.9 million related to asset disposals or write-offs. As of September 30, 1999, the Company's 1999 restructuring costs reserve balance was approximately $3.2 million.

     In the fourth quarter of 1998, the Company had an initial restructuring plan and recorded a fourth quarter charge of $4.6 million (the "1998 Restructuring Plan"). As of September 30, 1999, the Company's 1998 restructuring costs reserve balance was approximately $1.3 million and is substantially complete.

4.   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business unit. The assets are considered to be impaired when the expected future cash flows of the business unit do not exceed the carrying balances of the goodwill or other long-lived assets. In the third quarter of 1999, the Company recorded a non-cash impairment charge of $14.9 million primarily related to the goodwill associated with the Company's therapy equipment manufacturer. In October 1999, the Company decided to close this operation, the operating results of which are immaterial

     During the second quarter of 1999, the Company revised its projections of future cash flows for its various business units as current operating results were worse than planned. The significant write-down of goodwill resulted from the continued adverse impact of PPS on the level of Medicare reimbursement and occupancy and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Effects of Changes to Reimbursement"). Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition (most of which were acquired in conjunction with Ashbourne).

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following is a summary of the impairment loss by division for the nine months ended September 30, 1999 (in thousands):

                                                                PROPERTY
                                                                  AND             OTHER
                                               GOODWILL         EQUIPMENT         ASSETS           TOTAL
                                               --------         ---------         ------           -----
Inpatient Services                              186,559            84,156         19,655           290,370
Rehabilitation and Respiratory Therapy
     Services                                    42,483             7,257             11            49,751
Pharmaceuticals and Medical Supply
     Services                                    23,921             2,346              -            26,267
International Operations                         16,707            17,641              -            34,348
Other Operations                                  6,950             4,467          2,665            14,082

6.    ASSETS HELD FOR SALE AND OTHER DISPOSITIONS

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals and other in-patient facilities and other non-core businesses. The Company recorded a loss of $161.6 million in the fourth quarter of 1998 to reduce the carrying amount of the non-core businesses identified for disposal to fair value based on estimates of selling value less costs to sell. In 1999, the Company identified additional inpatient facilities for disposal. Certain of these facilities were operated under long-term operating leases which the Company has or intends to terminate or transfer to a third party. The Company recorded an additional net loss of $12.1 million in the first quarter of 1999, $51.8 million in the second quarter of 1999 and $28.4 million in the third quarter of 1999. In addition, the Company has decided not to dispose of certain non-core businesses previously recorded in assets held for sale including the rehabilitation hospitals.

     The Company has entered into agreements to sell its assisted living facilities, subject to approval by the Bankruptcy Court. Based on the terms of the agreements, the Company will receive net proceeds of $16.2 million, resulting in an aggregate loss of $128.5 million, of which $5.7 million was recognized in the three months ended September 30, 1999.

     The following is a summary of the carrying amounts related to the non-core businesses to be disposed of as of September 30, 1999 (in thousands):

                                                   Carrying
                                                   Amount
                                                   --------
Assisted living facilities                         $102,151
Other inpatient facilities                            4,324
Other non-core businesses                            25,833
                                                   --------

     Total                                         $132,308
                                                   ========

     Management expects to complete the sales of these businesses during 1999.

     In addition, in July of 1999 the Company sold 11 of its long-term care facilities in the United Kingdom for L24.9 million or $38.6 million and leased them back under twelve year leases. The transaction resulted in a loss of $16.9 million.

     In May 1997, the Company announced its intent to sell and divest its outpatient rehabilitation clinics in the United States, as well as Canada. The

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


domestic clinics disposition was completed in 1998. The carrying amount of the Canadian assets held for sale was $22.5 million as of December 31, 1998. The Company completed the sale of the Canadian clinics during the first quarter of 1999. The Company recorded a loss of $2 million on the sale of the Canadian clinics. The results of operations of these businesses is not material.

7.   INTEREST RATE SWAP TRANSACTIONS

     In April 1999, the Company's interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999.

8.   COMMITMENTS

     (A) CONSTRUCTION COMMITMENTS

     As of September 30, 1999, the Company had capital commitments under various contracts of approximately $12.5 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility in the United States.

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

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three and nine months ended September 30, 1999, the Company's stock options and convertible debentures were anti-dilutive.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Earnings per share is calculated as follows for the three and nine months ended September 30, (in thousands, except per share data):

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             ------------------                  -----------------
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                                -------------                      -------------
                                                           1999              1998              1999             1998
                                                           ----              ----              ----             ----
BASIC:
Net earnings (losses) before cumulative
      effect of change in accounting principle and
      extraordinary loss                                $(236,856)         $  (1,030)        $(924,875)       $18,110

Earnings (Losses) per share                             $   (3.99)         $    (.02)        $  (15.81)       $   .36
                                                        ----------         ----------        ----------       -------

Net earnings (losses)                                   $(236,856)         $  (1,030)        $(938,601)       $ 7,990

Earnings (losses) per share                             $   (3.99)         $    (.02)        $  (16.04)       $   .16
                                                        ----------         ----------        ----------       -------
Weighted average shares outstanding                         59,292             56,772            58,502        50,292

DILUTED:
Net earnings (losses) before extraordinary loss         $(236,856)         $  (1,030)        $(924,875)       $18,110

Income impact of assumed conversions                             -                  -                 -           261
                                                        ----------         ----------        ----------       -------
Adjusted net earnings (losses before extraordinary
      loss)                                             $(236,856)         $  (1,030)        $(924,875)       $18,371

Earnings (losses) per share before extraordinary loss   $   (3.99)         $    (.02)        $  (15.81)       $   .35

Net earnings (losses)                                   $(236,856)         $  (1,030)        $(938,601)       $ 7,990

Earnings (losses) per share                             $   (3.99)         $    (.02)        $  (16.04)       $   .16

Effect of dilutive securities:
      Stock options and warrants                                 -                  -                 -           779
      Assumed conversion of convertible debt                     -                  -                 -         1,010
                                                       -----------         ----------        ----------       -------
Weighted average common and common equivalent
      shares outstanding                                    59,292             56,772            58,502        52,081
                                                       ===========         ==========        ==========       =======

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  OTHER EVENTS

     (A) LITIGATION

     On October 14, 1999, the Company and its U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (case nos. 99-3657 through 99-3841, inclusive). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Chapter 11 cases have been styled as IN RE SUN HEALTHCARE GROUP ET AL.

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

     In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co., Inc. and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing relate to activities prior to June 30, 1998, the date of the RCA acquisition. Florida's allegations include violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. If the defendant entities are convicted, they could be banned from participating in the Florida Medicaid program. Although the Company's subsidiaries will defend themselves vigorously in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. The Company and the State of Florida have had settlement discussions, however the Company is unable to determine when a settlement, if any, will be reached.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



11.  SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Convertible
Subordinated Debentures and the 11.75% Senior Subordinated Notes subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                                      September 30,    December 31,
                                                                                          1999            1998
                                                                                          ----            ----
Current assets...............................................................         $99,991            $113,585
Noncurrent assets............................................................         206,535             225,586
Current liabilities..........................................................           3,568              13,165
Noncurrent liabilities.......................................................          56,650              69,454
Due to parent................................................................         298,142             206,161

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      ------------------                -----------------
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        -------------                     -------------
                                                                                         (IN THOUSANDS)
                                                                    1999             1998             1999            1998
                                                                    ----             ----             ----            ----
Net revenues                                                     $ 110,203         $145,053        $ 334,226        $440,136
Costs and expenses                                                 110,084          133,443          325,339         407,096
Loss on sale                                                            61                -               61               -
Impairment loss                                                     40,559                -           40,559               -
                                                                  --------         --------         --------        --------
Earnings (losses) before intercompany charges,
      income taxes and cumulative effect of change
      in accounting principle                                     (40,501)           11,610         (31,733)          33,040
Intercompany charges (1)                                            25,407           23,581           67,608          72,676
                                                                  --------         --------         --------        --------

Losses before income taxes and cumulative effect
      of change in accounting principle                           (65,908)         (11,971)         (99,341)        (39,636)
Income taxes (benefit)                                                   -          (5,182)              363        (16,984)
                                                                  --------         --------         --------        --------

Net losses before cumulative effect of
      change in accounting principle                              (65,908)          (6,789)         (99,704)        (22,652)

Cumulative effect of change in accounting principle                      -                -            2,520               -
                                                                  --------         --------         --------        --------
Net losses                                                       $(65,908)         $(6,789)       $(102,224)       $(22,652)
                                                                  ========         ========       ==========       =========


     (1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $3.8 million and $10.8 million for the three months ended September 30, 1999 and 1998, respectively and $11.2 million and $35.0 million for the nine months ended September 30, 1999 and 1998, respectively. Royalty fees charged to Mediplex for the three months ended September 30, 1999 and 1998 for the use of Sun trademarks were $1.7 million and $2.5 million, respectively and $5.3 million and $8.1 million for the nine months ended September 30, 1999 and 1998, respectively. Intercompany interest charged to Mediplex for the three months ended September 30, 1999 and 1998 for advances from Sun was $19.9 million and $10.3 million, respectively and $51.1 million and $29.6 million for the nine months ended September 30, 1999 and 1998, respectively.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12.   SEGMENT INFORMATION

     See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     REHABILITATION
                                          AND      PHARMACEUTICAL
                                      RESPIRATORY    AND MEDICAL
                          INPATIENT     THERAPY        SUPPLY     INTERNATIONAL   OTHER              INTERSEGMENT
                          SERVICES      SERVICES      SERVICES     OPERATIONS   OPERATIONS CORPORATE ELIMINATIONS CONSOLIDATED
                          -----------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPT. 30, 1999
Total Net Revenues        $ 426,582    $   55,428    $    73,268   $  76,013   $ 51,369   $(1,207)   $(51,874)    $629,579

Operating expenses, rent
     expense, corporate
     general and
     administrative
     expenses and
     provision for
     losses on
     accounts receivable    479,395        76,589         76,908      75,078     62,012     31,659    (51,810)     749,831
Depreciation and
     amortization             9,678         1,538          2,129       2,681      2,145      1,847       (154)      19,864
Interest, net                 2,242           112             20       3,051      1,420     33,001           -      39,846

Dividend on Convertible
preferred
     securities                   -             -              -           -          -      6,518           -       6,518
                          ---------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Earnings (losses) before
     corporate             (64,733)      (22,811)        (5,789)     (4,797)   (14,208)   (74,232)          90   (186,480)
     allocations
Corporate interest           10,279         3,438          3,159       4,771      2,537   (24,184)           -           -
allocation
Corporate management fees    18,210         2,246          2,992         750      1,683   (25,881)           -           -
Regional allocation              82             -              -           -       (62)       (20)           -           -
                          ========== ============= ============== =========== ========== ========== =========== ===========
Net segment earnings      $(93,304)  $   (28,495)  $    (11,940)  $ (10,318)  $(18,366)  $(24,147)  $       90  $(186,480)
(losses)                  ========== ============= ============== =========== ========== ========== =========== ===========

Intersegment revenues     $     150  $     30,297  $      18,649  $        -  $  2,779   $       -  $ (51,875)  $        -
                          ========== ============= ============== =========== ========== ========== =========== ===========
Identifiable segment      $ 371,368  $     85,319  $      94,601  $  312,615  $211,333  $1,238,567  $(665,932)  $1,647,871
assets                    ========== ============= ============== =========== ========== ========== =========== ===========
Segment capital
expenditures,
     net                  $   3,405  $      2,631  $         811  $      998  $  1,141   $   5,366  $        -  $   14,352
                          ========== ============= ============== =========== ========== ========== =========== ===========


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                     Rehabilitation
                                          and        Pharmaceutical
                                      Respiratory     and Medical
                          Inpatient     Therapy         Supply    International   Other              Intersegment
                           Services     Services       Services    Operations   Operations Corporate Eliminations Consolidated
                          -----------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPT. 30, 1998
Total Net Revenues        $  555,332   $   175,235   $     72,637  $   70,995  $  72,388  $     932  $(133,111)  $  814,408

Operating expenses, rent
     expense, corporate
     general and
     administrative
     expenses and
     provision for
     losses on
     accounts receivable     531,341       113,405         65,483      64,974     71,895     29,720   (131,112)     745,706
Depreciation and
     amortization             11,464         2,601          3,297       4,830      3,531      2,384           -      28,107
Interest, net                  2,272          (62)            224       4,414      1,899     25,049           -      33,796

Dividend on convertible
preferred
     securities                    -             -              -           -          -      6,087           -       6,087
                          ----------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Earnings (losses) before
     corporate                10,255        59,291          3,633     (3,223)    (4,937)   (62,308)     (1,999)         712
     allocations
Corporate interest            12,617         4,111          2,861       6,514      2,491   (28,594)           -           -
allocation
Corporate management fees     23,792         6,976          2,888         670      1,853   (34,180)     (1,999)           -
Regional allocation            (786)         2,343              -           -    (2,495)        938           -           -
                          ----------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Net segment earnings      $ (25,368)  $     45,861  $     (2,116)  $ (10,407)  $ (6,786)  $   (472)  $        -  $      712
(losses)                  =========== ============= ============== =========== ========== ========== =========== ===========

Intersegment revenues     $    5,925  $     99,723  $      22,036  $        -  $   5,113  $     314  $(133,111)  $        -
                          =========== ============= ============== =========== ========== ========== =========== ===========
Identifiable segment      $  764,452  $    254,708  $     171,237  $  571,797  $ 222,999 $2,227,148  $(943,360)  $3,268,981
assets                    =========== ============= ============== =========== ========== ========== =========== ===========
Segment capital
expenditures,
     net                  $    2,103  $      4,684  $         231  $   14,836  $   2,651  $  16,995  $        -  $   41,500
                          =========== ======================================================================================

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                     Rehabilitation
                                         and       Pharmaceutical
                                     Respiratory    and Medical
                          Inpatient    Therapy        Supply    International   Other              Intersegment
                          Services     Services      Services     Operations  Operations Corporate Elimination Consolidated
                         --------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPT. 30, 1999
Total Net Revenues       $1,282,786   $   183,614   $    221,880  $  221,226  $ 171,834  $ (3,176)  $(174,639) $ 1,903,525

Operating expenses, rent
     expense, corporate
     general and
     administrative
     expenses and
     provision for
     losses on
     accounts receivable  1,358,422       202,643        218,910     213,215    183,698     91,192   (174,428)   2,093,652
Depreciation and
     amortization            27,567         6,066          6,313       9,912      7,100      7,045       (154)      63,849
Interest, net                 7,077           262             62       9,898      5,101     93,622           -     116,022

Dividend on convertible
preferred
     securities                   -             -              -           -          -     19,487           -      19,487
                          ---------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Earnings (losses) before
     corporate            (110,280)      (25,357)        (3,405)    (11,799)   (24,065)  (214,522)        (57)   (389,485)
     allocations
Corporate interest           35,941        10,053          9,673      14,782      7,928   (78,377)           -           -
allocation
Corporate management fees    54,889         7,429          8,912       2,193      5,343   (78,766)           -           -
Regional allocation           (412)             -              -           -      (223)        635           -           -
                          ---------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Net segment losses       $(200,698)   $  (42,839)    $  (21,990)   $(28,774)  $(37,113)  $(58,014)  $     (57)  $(389,485)
                          ========== ============= ============== =========== ========== ========== =========== ===========

Intersegment revenues     $     449   $    99,308    $    60,537   $       -  $  14,344  $       -  $(174,638)  $        -
                          ========== ============= ============== =========== ========== ========== =========== ===========
Identifiable segment      $ 371,368   $    85,319    $    94,601   $ 312,615  $ 211,333 $1,238,567  $(665,932)  $1,647,871
assets                    ========== ============= ============== =========== ========== ========== =========== ===========
Segment capital
expenditures,
     net                  $  31,942  $      5,420  $         279  $    5,468  $   8,911  $  31,012  $        -  $   83,032
                          ========== ============= ============== =========== ========== ========== =========== ===========

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                   Rehabilitation
                                        and       Pharmaceutical
                                    Respiratory    and Medical
                          Inpatient   Therapy        Supply     International  Other              Intersegment
                          Services    Services      Services    Operations   Operations Corporate Eliminations Consolidated
                         ---------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPT. 30, 1998

Total Net Revenues       $1,548,152   $   525,867   $    180,243  $  207,343  $ 200,394  $   1,766  $(355,475)  $2,308,290

Operating expenses, rent
     expense corporate
     general and
     administrative
     expenses and
     provision for
     losses on
     accounts receivable  1,443,646       346,326        158,825     188,826    192,394     86,805   (348,501)   2,068,321
Depreciation and
     amortization            30,237         7,005          6,276      15,176      5,248      6,158           -      70,100
Interest, net                 4,351          (48)            244      13,478      1,939     80,857           -     100,821

  Dividend on convertible
     preferred securities         -             -              -           -          -      9,858           -       9,858
                         ---------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Earnings (losses) before
     corporate               69,918       172,584         14,898    (10,137)        813  (181,912)     (6,974)      59,190
     allocations
Corporate interest           36,879        12,131          7,245      19,735      5,920   (81,910)           -           -
allocation
Corporate management fees    66,601        21,055          7,185       1,957      4,299   (94,123)     (6,974)           -
Regional allocation         (1,027)         4,317              -           -     (4,700)     1,410           -           -
                          ---------- ------------- -------------- ----------- ---------- ---------- ----------- -----------
Net segment earnings      $(32,535)  $    135,081  $         468  $ (31,829)  $  (4,706) $ (7,289)  $        -  $   59,190
(losses)                  ========== ============= ============== =========== ========== ========== =========== ===========

Intersegment revenues     $  19,963  $    262,880  $      52,330  $        -  $   19,988 $     314  $(355,475)  $        -
                          ========== ============= ============== =========== ========== ========== =========== ===========
Identifiable segment      $ 764,452  $    254,708  $     171,237  $  571,797  $  222,999 $2,227,148 $(943,360)  $3,268,981
assets                    ========== ============= ============== =========== ========== ========== =========== ===========

Segment capital
expenditures,
     net                  $  27,511  $      9,422  $       2,297  $   24,491  $    5,113 $   29,118 $        -  $   97,952
                          ========== ============= ============== =========== ========== ========== =========== ===========


13.  SUMMARIZED CONSOLIDATING INFORMATION

     In connection with the Company's offering of the 9-1/2% Notes on July 1, 1997 and the 9-3/8% Notes in May, 1998 all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the 9 1/2% Notes and 9 3/8% Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

     The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the 9 1/2% Notes and the 9-3/8% Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the Company's subsidiaries to transfer funds to the Company, except as provided by appropriate law.

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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                            As of September 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                              Combined       Combined
                                                Parent        Guarantor     Non-Guarantor
                                               Company       Subsidiaries   Subsidiaries     Elimination    Consolidated
                                            --------------   ------------   -------------    -----------    ------------
Current assets:
    Cash and cash equivalents               $       (6,283)  $      35,485  $      19,770    $          -   $      48,972
    Accounts receivable, net                              -        273,027         23,785           2,555         299,367
    Other receivables                               297,765      (179,534)       (96,263)               -          21,968
    Inventory, net                                        -         30,362          8,707               -          39,069
    Prepaids and other assets                         3,018          9,685            386               -          13,089
    Deferred Tax Asset                                (204)              -            204               -               -
                                            ---------------  -------------  --------------   -------------  --------------
       Total current assets                         294,296        169,025       (43,411)           2,555         422,465
                                            ---------------  -------------  --------------   -------------  --------------

    Property and equipment, net                      86,620        142,751        220,348               -         449,719
    Goodwill, net                                       (1)        411,003         94,024               -         505,026
    Notes receivable                                 53,135       (32,575)          8,837               -          29,397
    Assets held for sale                                  -        132,308              -               -         132,308
    Other assets, net                                42,443         18,007          8,167               -          68,617
    Investment in subs                                    -              -              -          40,339          40,339
                                            ---------------  -------------  --------------   -------------  --------------
       Total assets                         $       476,493  $     840,519  $     287,965    $     42,894   $   1,647,871
                                            ===============  =============  ==============   =============  ==============

Current liabilities:
    Current portion of long-term debt       $        17,169  $       7,278  $      27,305    $          -   $      51,752
    NationsBank Credit Facility                     820,915              -              -               -         820,915
    Senior Subordinated Debt                        399,586              -              -               -         399,586
    Meditrust                                        31,672              -              -               -          31,672
    Current portion of obligations under
      capital leases                                      -          2,439              7               -           2,446
    Accounts payable                                 37,256         15,583         12,685              55          65,579
    Accrued compensation and benefits                19,270         70,123         16,003               -         105,396
    Accrued interest                                 93,677          5,227          1,211               -         100,115
    Accrued self insurance obligations             (14,268)         76,494          (148)               -          62,078
    Other accrued liabilities                        26,928         80,163         27,535           2,500         137,126
    Income Taxes Payable                             11,602        (7,853)          7,176               -          10,925
                                            ---------------  -------------  --------------   -------------  --------------
       Total current liabilities                  1,443,807        249,454         91,774           2,555       1,787,590
                                            ---------------  -------------  --------------   -------------  --------------

Long-term debt, net of current portion               51,754        175,584         44,508               -         271,846
Obligations under capital leases, net of                  -         25,941         58,224               -          84,165
  current portion
Other long-term liabilities                               -         42,149          1,829               -          43,978
Deferred Taxes LT                                       (2)              -              2               -               -
                                            ---------------  -------------  --------------   -------------  --------------
       Total liabilities                          1,495,559        493,128        196,337           2,555       2,187,579
                                            ---------------  -------------  --------------   -------------  --------------

Minority interest                                         -          6,126            161               -           6,287
Company-obligated manditorily redeemable
    convertible preferred securities
    of a subsidiary trust holding solely
    7% convertible junior subordinated
    debentures of the Company                       344,119              -              -               -         344,119
Intercompany payables/(receivables)               (531,401)      1,629,196        (9,964)     (1,087,831)               -

Stockholders Equity:
    Common stock                                        632             30          2,374         (2,398)             638
    Preferred stock                                       -          3,984              -         (3,984)               -
    APIC                                            835,048        364,718        274,229       (697,619)         776,376
    Retained earnings                           (1,634,650)    (1,656,664)      (175,507)       1,832,171     (1,634,650)
    Cumulative translation adjustment:                    -              -            335               -             335
    Less:
       Unearned compensation                          4,913              -              -               -           4,913
       Treasury stock                                27,377              -              -               -          27,377
       Grantor trust stock                              524            (1)              -               -             523
                                            ---------------  -------------  --------------   -------------  --------------
Total stockholders' equity (deficit)              (831,784)    (1,287,931)        101,431       1,128,170       (890,114)

    Total liabilities and stockholders'     $       476,493  $     840,519  $     287,965    $     42,894   $   1,647,871
      equity (deficit)
                                            ===============  =============  ==============   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                             As of December 31, 1998
                                 (In thousands)

                                                               Combined        Combined
                                               Parent         Guarantor       Non-Guarantor
                                               Company       Subsidiaries     Subsidiaries     Elimination    Consolidated
                                               -------       ------------    --------------    -----------    ------------
Current assets:
   Cash and cash equivalents                   $  (9,964)    $     26,406     $     11,062     $        -     $    27,504
   Accounts receivable, net                           311         485,293           60,313        (7,588)         538,329
   Other receivables                               14,304          17,600           16,169              -          48,073
   Inventory, net                                      13          39,640            9,209              -          48,862
   Prepaids and other assets                        2,651           9,151            1,289              -          13,091
   Income tax receivable                           15,874               -                -              -          15,874
                                            --------------   -------------   --------------   ------------   -------------
      Total current assets                  $      23,189    $    578,090    $      98,042    $   (7,588)    $    691,733
                                            --------------   -------------   --------------   ------------   -------------

   Property and equipment, net                     66,341         228,732          306,197              -         601,270
   Goodwill, net                                        -         669,785          126,160              -         795,945
   Notes receivable                                21,999             693            9,642              -          32,334
   Assets held for sale                                 -         192,447                -              -         192,447
   Other assets, net                               75,710          50,287           22,312              -         148,309
   Investment in subsidiaries                       (904)               -                -            904               -
   Deferred tax assets                              6,000               -                -              -           6,000
                                            --------------   -------------   --------------   ------------   -------------
      Total assets                          $     192,335    $  1,720,034    $     562,353    $   (6,684)    $  2,468,038
                                            ==============   =============   ==============   ============   =============

Current liabilities:
   Current portion of long-term debt        $     728,032    $     57,212    $      27,377    $         -    $    812,621
   Current portion of obligations under
      capital leases                                1,134           2,333              236              -           3,703
   Accounts payable                                63,170          17,192           21,369        (7,588)          94,143
   Accrued compensation and benefits               19,160          69,510           13,421              -         102,091
   Accrued interest payable                        19,616           5,957              522              -          26,095
   Accrued self insurance obligations             (2,713)          56,241            1,337              -          54,865
   Other accrued liabilities                       23,699          77,128           37,024              -         137,851
                                            --------------   -------------   --------------   ------------   -------------
      Total current liabilities                   852,098         285,573          101,286        (7,588)       1,231,369
                                            --------------   -------------   --------------   ------------   -------------

Long-term debt, net of current portion            502,822         162,061           40,770              -         705,653
Obligations under capital leases, net of
   current portion                                      -          27,731           75,948              -         103,679
Other long-term liabilities                             -          39,123            1,938              -          41,061
                                            --------------   -------------   --------------   ------------   -------------
      Total liabilities                         1,354,920         514,488          219,942        (7,588)       2,081,762
                                            --------------   -------------   --------------   ------------   -------------

Intercompany payables/(receivables)           (1,541,344)       1,398,795          142,549              -               -
Minority interest
                                                        -           6,118            1,399              -           7,517
Company-obligated manditorily redeemable convertible
   preferred securities of a subsidiary trust holding
   solely 7% convertible junior subordinated
   debentures of the Company                      345,000               -                -              -         345,000
Total stockholders' equity                         33,759       (199,367)          198,463            904          33,759
                                            --------------   -------------   --------------   ------------   -------------
      Total liabilities and stockholders'
          equity                            $     192,335    $  1,720,034    $     562,353    $   (6,684)    $  2,468,038
                                            ==============   =============   ==============   ============   =============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                  For the Three Months Ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)

                                                               Combined       Combined
                                                Parent        Guarantor     Non-Guarantor
                                               Company       Subsidiaries   Subsidiaries     Elimination     Consolidated
                                            ---------------  -------------  --------------   -------------  ---------------
Total net revenues                          $       (1,206)  $     560,151  $       68,079   $       2,555  $       629,579
                                            ---------------  -------------  --------------   -------------  ---------------

Costs and expenses:
    Operating                                             -        527,459          56,441           2,555          586,455
    Rent                                                  1         56,101          11,598               -           67,700
    Corporate general and administrative             28,925          6,991           1,564               -           37,480
    Provision for losses on account
       receivable                                     2,233         55,365             598               -           58,196
    Depreciation and amortization                     2,108         15,337           2,419               -           19,864
    Interest, net                                    31,875          4,569           3,402               -           39,846
    Loss on sale of assets                            2,636         25,796               -               -           28,432
    Financial restructuring                           6,996              -               -               -            6,996
    Impairment loss                                   1,777         11,221           1,857               -           14,855
    Loss on interest rate swaps                           -              -               -               -                -
    Equity in (earnings) losses of
    subsidiaries                                    276,435              -               -       (276,435)                -
                                            ---------------  -------------  --------------   -------------  ---------------
          Total costs and expenses                  352,986        702,839          77,879       (273,880)          859,824
                                            ---------------  -------------  --------------   -------------  ---------------

Dividends on convertible preferred
securities                                            6,518              -               -               -            6,518

Management fee (income) expenses                  (123,789)        124,982         (1,193)               -                -
                                            ---------------  -------------  --------------   -------------  ---------------

Earnings (losses) before income taxes             (236,921)      (267,670)         (8,607)         276,435        (236,763)

Income taxes                                           (65)              -             158               -               93

Cumulative effect of change in accounting
  principle                                               -              -               -               -                -

Net earnings (loss)                         $     (236,856)  $   (267,670)  $      (8,765)   $     276,435  $     (236,856)
                                            ===============  =============  ==============   =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                  For the Three Months Ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)


                                                               Combined       Combined
                                                Parent        Guarantor     Non-Guarantor
                                               Company       Subsidiaries   Subsidiaries     Elimination     Consolidated
                                            ---------------  ------------   -------------    ------------   ---------------
Total net revenues                          $          745   $    702,523   $     115,064    $    (3,924)   $      814,408
                                            ---------------  -------------  --------------   -------------  ---------------

Costs and expenses:
    Operating                                            -        528,280          92,912         (3,924)          617,268
    Rent                                                 -         57,922           9,233               -           67,155
    Corporate general and administrative            30,690         12,209           4,941               -           47,840
    Provision for losses on accounts
       receivable                                        -         11,372           2,071               -           13,443
    Depreciation and amortization                    2,463         19,579           6,065               -           28,107
    Interest, net                                   24,763          3,696           5,337               -           33,796
    Loss on sale of assets                               -          2,185               -               -            2,185
    Litigation and investigation costs                   -            938               -               -              938
    Equity interest in (earnings) loss of           11,726              -               -        (11,726)                -
    subsidiaries
                                            ---------------  -------------  --------------   -------------  ---------------
          Total costs and expenses                  69,642        636,181         120,559        (15,650)          810,732
                                            ---------------  -------------  --------------   -------------  ---------------

Dividends on convertible preferred
securities
    of subsidiary                                    6,087              -               -               -            6,087
                                            ---------------  -------------  --------------   -------------  ---------------
Earnings before income taxes
    and intercompany charges                      (74,984)         66,342         (5,495)          11,726          (2,411)
Intercompany charges                             (103,815)        100,897           2,918               -                -
                                            ---------------  -------------  --------------   -------------  ---------------

Earnings (loss) before income taxes and
    extraordinary loss                              28,831       (34,555)         (8,413)          11,726          (2,411)
Income taxes                                         8,099        (7,668)         (1,812)               -          (1,381)
                                            ---------------  -------------  --------------   -------------  ---------------
Earnings before extraordinary loss                  20,732       (26,887)         (6,601)          11,726          (1,030)

Extraordinary loss                                       -              -               -               -                -
                                            ---------------  -------------  --------------   -------------  ---------------

Net earnings (loss)                         $       20,732   $   (26,887)   $     (6,601)    $     11,726   $      (1,030)
                                            ===============  =============  ==============   =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                  For the Nine Months Ended September 30, 1999
                                 (In thousands)
                                   (Unaudited)


                                                              Combined        Combined
                                                Parent        Guarantor     Non-Guarantor
                                                Company      Subsidiaries   Subsidiaries     Elimination     Consolidated
                                            ---------------  -------------  --------------   -------------   --------------
Total net revenues                          $       (3,176)  $   1,656,205  $      247,941   $       2,555   $    1,903,525
                                            ---------------  -------------  --------------   -------------   --------------

Costs and expenses:
    Operating                                             0      1,474,280         206,214           2,555        1,683,049
    Rent                                                  1        171,133          32,294               -          203,428
    Corporate general and administrative             88,460         21,554           9,739               -          119,753
    Provision for losses on accounts
       receivable                                     2,233         84,421             768               -           87,422
    Depreciation and amortization                     6,590         46,936          10,323               -           63,849
    Interest, net                                    90,736         14,355          10,931               -          116,022
    Loss on sale of assets                            5,645         68,788          17,886               -           92,319
    Loss on termination of interest rate
       swaps                                          2,488              -               -               -            2,488
    Financial restructuring costs                    13,026              -             310               -           13,336
    Corporate restructuring costs                     3,805          7,327             312               -           11,444
    Impairment loss                                   3,717        370,916          40,185               -          414,818
    Equity in (earnings) losses of
       subsidiary                                 1,019,223              -               -     (1,019,223)                -
    Intercompany interest (income) expenses         (5,031)          5,031               -               -                -
                                            ---------------  -------------  --------------   -------------  ---------------
          Total costs and expenses                1,230,893      2,264,741         328,962     (1,016,668)        2,807,928
                                            ---------------  -------------  --------------   -------------  ---------------

Dividends on convertible preferred
   securities                                        19,487              -               -               -           19,487

Management fee (income) expenses                  (323,478)        321,720           1,758               -                -
                                            ---------------  -------------  --------------   -------------  ---------------

Earnings (losses) before income taxes and
    extraordinary loss                            (930,078)      (930,256)        (82,779)       1,019,223        (923,890)

Income taxes                                          5,454        (5,038)             569               -              985
                                            ---------------  -------------  --------------   -------------  ---------------

Earnings before change in accounting              (935,532)      (925,218)        (83,348)       1,019,223        (924,875)

Cumulative effect of change in accounting
   principles                                         3,069          9,351           1,306               -           13,726
                                            ---------------  -------------  --------------   -------------  ---------------

Net earnings                                $     (938,601)  $   (934,569)  $     (84,654)   $   1,019,223  $     (938,601)
                                            ===============  =============  ==============   =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                  For the Nine Months Ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)


                                                               Combined       Combined
                                                Parent        Guarantor     Non-Guarantor
                                               Company       Subsidiaries   Subsidiaries     Elimination     Consolidated
                                            ---------------  ------------   -------------    -------------  ---------------
Total net revenues                          $        1,579     $1,987,064   $     331,288    $   (11,641)    $   2,308,290
                                            ---------------  -------------  --------------   -------------  ---------------

Costs and expenses:
    Operating                                            -      1,470,108         266,095        (11,641)        1,724,562
    Rent                                                 -        154,898          25,802               -          180,700
    Corporate general and administrative            87,232         28,858          14,490               -          130,580
    Provision for losses on accounts
       receivable                                        -         29,263           3,216               -           32,479
    Depreciation and amortization                    5,504         47,294          17,302               -           70,100
    Interest, net                                   79,788          6,694          14,339               -          100,821
    Loss on sale of assets                           2,400          7,587               -               -            9,987
    Litigation and investigation costs               8,000         10,069               -               -           18,069
    Merger expenses                                      -              -               -               -                -
    Equity interest in (earnings) loss of           79,584              -               -        (79,584)                -
    subsidiaries
                                            ---------------  -------------  --------------   -------------  ---------------
          Total costs and expenses                 262,508      1,754,771         341,244        (91,225)        2,267,298
                                            ---------------  -------------  --------------   -------------  ---------------

Dividends on convertible preferred
securities
    of subsidiary                                    9,858              -               -               -            9,858
                                            ---------------  -------------  --------------   -------------  ---------------
Earnings before income taxes
    and intercompany charges                     (270,787)        232,293         (9,956)          79,584           31,134
Intercompany charges                             (283,582)        277,457           6,125               -                -
                                            ---------------  -------------  --------------   -------------  ---------------
Earnings (loss) before income taxes and
    extraordinary loss                              12,795       (45,164)        (16,081)          79,584           31,134
Income taxes                                        18,570        (3,232)         (2,314)               -           13,024
                                            ---------------  -------------  --------------   -------------  ---------------
Earnings before extraordinary loss                 (5,775)       (41,932)        (13,767)          79,584           18,110

Extraordinary loss                                  10,120              -               -               -           10,120
                                            ---------------  -------------  --------------   -------------  ---------------

Net earnings (loss)                         $     (15,895)   $   (41,932)   $    (13,767)    $     79,584            7,990
                                            ===============  =============  ==============   =============  ===============


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                  For the Nine Months Ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)

                                                              Combined        Combined
                                                 Parent       Guarantor     Non-Guarantor
                                                Company      Subsidiaries    Subsidiaries     Elimination    Consolidated
                                             --------------- -------------  --------------   -------------  ---------------
Cash flows from operating activities:
     Net earnings (loss)                     $     (938,601) $   (934,569)  $     (84,654)   $   1,019,223  $    (938,601)
     Adjustments to reconcile net earnings
        (losses) to net cash provided by
        (used
        for) operating activities:
        Impairment loss                               3,717        370,916          40,185               -         414,818
        Cumulative effect of change in
            accounting principle                      3,069          9,351           1,306               -          13,726
        Loss on sale of assets                        5,645         68,788          17,886               -          92,319
        Equity in earnings in subsidiaries        1,019,223              -               -     (1,019,223)               -
        Depreciation and amortization                 6,590         46,936          10,323               -          63,849
        Provision for losses on accounts
            receivable                                2,234         84,420             768               -          87,422
        Other, net                                    6,791          8,535         (1,056)               -          14,270
        Changes in operating assets and
            liabilities:
            Accounts receivable                       (599)        143,970          12,074               -         155,445
            Other current assets                     50,758       (21,475)        (14,647)               -          14,636
            Other current liabilities              (22,299)         50,245          21,327               -          49,273
            Income taxes payable                     43,069       (11,967)           6,123               -          37,225
                                            ---------------  -------------  --------------   -------------  ---------------
     Net cash provided by (used for)
        operating activities                $       179,597  $   (184,850)  $        9,635   $           -  $        4,382
                                            ---------------  -------------  --------------   -------------  ---------------

Cash flows from investing activities:
     Capital expenditures, net              $      (29,579)  $     36,344   $     (89,797)   $           -  $     (83,032)
     Acquisitions, net of cash acquired                   -       231,290        (237,021)               -         (5,731)
     Proceeds from sale & leaseback
        of PP&E                                           -             -           34,938               -          34,938
     Increase in long-term note receivable            6,257           179            (695)               -           5,741
     Other assets expenditures                      (9,937)     (294,019)          306,482               -           2,526
                                            ---------------  -------------  --------------   -------------  ---------------
        Net cash used for investing         $      (33,259)  $   (26,206)   $       13,907   $           -  $     (45,558)
        activities
                                            ---------------  -------------  --------------   -------------  ---------------

Cash flows from financing activities:
     Long-term debt borrowings              $       100,163  $     10,552   $       15,000   $           -  $      125,715
     Long-term debt repayments                      (8,228)      (24,552)         (14,020)               -        (46,800)
     Conversion of Mediplex 6 1/2%
        Convertible Subordinated
        Debentures due 2003                               -       (6,649)                -               -         (6,649)
     Net proceeds from issuance of
        Convertible Preferred Securities                881         (881)                -               -               -
     Net proceeds from issuance of common
        stock                                        13,479      (18,415)            5,746               -             810
     Purchase of treasury stock                       (409)             -                -               -           (409)
     Other financing activities                       (695)         (530)               22               -         (1,203)
     Intercompany advances                        (183,143)       182,560              583               -
                                            ---------------  -------------  --------------   -------------  ---------------
        Net cash provided by (used for)
           financing activities             $      (77,952)  $    142,085   $        7,331   $           -  $       71,464
                                            ---------------  -------------  --------------   -------------  ---------------
Effect of exchange rate on cash and cash
     equivalents                            $             -  $    (2,007)   $      (6,813)   $           -  $      (8,820)
                                            ---------------  -------------  --------------   -------------  ---------------
Net increase (decrease) in cash and cash
     equivalents                            $        68,386  $   (70,978)   $       24,060   $           -  $       21,468
Cash and cash equivalents at beginning of
     year                                           (9,964)        26,406           11,062               -          27,504
                                            ---------------  -------------  --------------   -------------  ---------------

Cash and cash equivalents at end of period  $        58,422  $   (44,572)   $       35,122   $           -  $       48,972
                                            ===============  =============  ==============   =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                  For the Nine Months Ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)

                                                               Combined       Combined
                                                Parent        Guarantor     Non-Guarantor
                                               Company       Subsidiaries    Subsidiaries    Elimination     Consolidated
                                            ---------------  -------------  --------------   -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                    $     (15,894)   $   (12,800)   $    (13,768)    $     50,452   $        7,990
     Extraordinary loss                             10,120              -               -               -           10,120
     Loss on sale of assets                          2,400          7,587               -               -            9,987
     Adjustments to reconcile net earnings
        (losses) to net cash provided by
        (used for) operating activities:
        Equity in earnings in subsidiaries          50,452              -               -        (50,452)                -
        Depreciation and amortization                5,504         47,294          17,302               -           70,100
        Provision for losses on accounts
            receivable                                   -         29,263           3,216               -           32,479
        Other, net                                   6,918        (1,345)              43               -            5,616
        Changes in operating assets and
            liabilities:
            Accounts receivable                          -       (84,848)        (11,635)               -         (96,483)
            Other current assets                  (16,406)       (14,932)           1,902               -         (29,436)
            Other current liabilities               53,960       (74,850)           3,862               -         (17,028)
            Income taxes payable                   (4,557)        (7,132)         (2,888)               -         (14,577)
                                            ---------------  -------------  --------------   -------------  ---------------
     Net cash provided by (used for)
        operating activities                $       92,497   $  (111,763)   $     (1,966)    $          -   $     (21,232)
                                            ---------------  -------------  --------------   -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net              $     (35,150)   $   (47,880)   $    (14,922)    $          -   $     (97,952)
     Acquisitions, net of cash acquired           (37,918)       (31,996)         (6,426)               -         (76,340)
     Proceeds (expenditures) from the sale
        and leaseback of property and                    -         16,833               -               -           16,833
        equipment
     Increase in long-term note receivable         (5,888)        (1,477)           (316)               -          (7,681)
     Other assets expenditures                    (14,446)          3,480         (9,673)               -         (20,639)
                                            ---------------  -------------  --------------   -------------  ---------------
        Net cash used for investing
        activities                          $     (93,402)   $   (61,040)   $    (31,337)    $          -   $    (185,779)
                                            ---------------  -------------  --------------   -------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings              $      194,422    $     3,153    $     14,374    $          -   $      211,949
     Long-term debt repayments                   (313,976)       (16,468)        (10,007)               -        (340,451)
     Net proceeds from issuance of
        convertible preferred securities
        of subsidiary                              330,704          (489)               -               -          330,215
     Net proceeds from issuance of common            3,087        (1,387)             (1)               -            1,699
        stock
     Purchase of treasury stock                    (1,357)              -               -               -          (1,357)
     Other financing activities                    (6,406)          3,960              88               -          (2,358)
     Intercompany advances                       (221,450)        191,982          29,468               -                -
                                            ---------------  -------------  --------------   -------------  ---------------
        Net cash provided by (used for)
        financing activities                $     (14,976)   $    180,751   $      33,922    $          -   $      199,697
                                            ---------------  -------------  --------------   -------------  ---------------
Effect of exchange rate on cash and cash
     equivalents                            $            -   $          -   $       (676)    $          -   $        (676)
                                            ---------------  -------------  --------------   -------------  ---------------
Net increase (decrease) in cash and cash
     equivalents                            $     (15,881)   $      7,948   $        (57)    $          -   $      (7,990)
Cash and cash equivalents at beginning of          (1,584)         20,011           2,593               -           21,020
     year
                                            ---------------  -------------  --------------   -------------  ---------------

Cash and cash equivalents at end of period  $     (17,465)   $     27,959   $       2,536    $          -   $       13,030
                                            ===============  =============  ==============   =============  ===============

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

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licenses practical nurses and certified nursing assistants. At September 30, 1999, the Company operated 373 inpatient facilities with 41,833 licensed beds compared to 389 facilities with 44,500 licensed beds at September 30, 1998. Included in the preceding are 17 facilities with 1,452 licensed beds which the Company has announced its intention to divest or not renew leases.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy services to affiliated and nonaffiliated skilled nursing facilities. As of September 30, 1999 the Company's rehabilitation and respiratory therapy services segment provided services to 1,638 facilities in 45 states, 1,248 of which were operated by nonaffiliated parties compared to 1,850 facilities as of September 30, 1998, 1,429 of which were nonaffiliated.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and sub-acute care facilities. The Company's pharmaceutical subsidiary provided pharmaceutical products and services to 930 long term and sub-acute care facilities, including 582 nonaffiliated facilities, as of September 30, 1999 through its 38 pharmacies and 1 pharmaceutical billing and consulting center. At September 30, 1998 pharmaceutical products and services were provided to approximately 924 facilities including 577 nonaffiliated facilities. The Company's medical supply subsidiary provided products to over 1,970 affiliated and nonaffiliated facilities as of September 30, 1999.

     INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain and Germany, and acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain, and medical supplies in Australia. At September 30, 1999, the Company operated 147 inpatient facilities with 8,689 licensed beds in the United Kingdom; 11 inpatient facilities with 1,640 licensed beds in Spain; 16 facilities with 1,122 licensed beds in Germany and 5 hospitals with 338 licensed beds in Australia compared to 155 facilities with 8,705 licensed beds in the United Kingdom; 9 facilities with 1,530 licensed beds in Spain; 14 facilities with 1,076 licensed beds in Germany; and 6 hospitals with 353 licensed beds in Australia as of September 30, 1998.

     The Company's international operations also included outpatient therapy service operations in Canada, which were included in assets held for sale. The Company completed the sale of its Canadian operations in the first quarter of 1999. The loss on sale was $12.1 million.

     OTHER OPERATIONS: The Company's other operations include temporary therapy and nursing staffing services, assisted living services, home health and hospice, software development and other ancillary services. The Company's temporary therapy service operations provided approximately 871,732 temporary therapy staffing hours to nonaffiliates for the nine months ended September 30, 1999 compared to 1.9 million hours for the nine months ended September 30, 1998. The assisted living subsidiary operated 30 assisted living facilities with 3,410 beds in the United States as of September 30, 1999 compared to 32 assisted living facilities with 3,549 beds in the United States as of September 30, 1998. The Company has announced its intention to dispose of its assisted living services (see Liquidity and Capital Resources).

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

     The Company's earnings growth has historically resulted from the acquisition of long-term and subacute care facilities, the use of its long-term and subacute care operations as a base for expansion of certain of its ancillary services, the provision of ancillary services to nonaffiliated facilities and expansion of ancillary services through acquisitions. Ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical and medical supply services, have had significantly higher operating margins than the margins associated with the provision of routine services to patients at long-term and subacute care facilities, and accordingly, have historically provided more than half of the Company's operating profits. In addition, a substantial portion of the Company's consolidated interest expense was attributable to the Company's long-term and subacute services and its foreign operations due to the capital intensive nature of these businesses and to related acquisitions. The higher operating margins from the provision of ancillary services were primarily attributable to favorable reimbursement rates under the Medicare cost-based reimbursement system. However, effective July 1, 1998, Medicare began a four year phase-in of a prospective payment system ("PPS") for Part A patients which provides for reimbursement of all costs including ancillary service and capital-related costs at a fixed fee. A small percentage of the long-term and subacute care industry transitioned to PPS on July 1, 1998, including the Company's facilities that were acquired in the RCA Acquisition. The vast majority of the industry transitioned to PPS on January 1, 1999. The Company's average per diem rates under PPS are less than the amounts received under cost-based reimbursement. The implementation of PPS at the Company's facilities resulted in a significant decline in Medicare revenues. In addition, as a result of the industry-wide reductions in Medicare reimbursement, the Company's nonaffiliated ancillary service customers have significantly reduced their usage of such services. In the first quarter of 1999, the Company experienced a significant and rapid decline in the demand for its ancillary services from its nonaffiliated customers following the implementation of PPS. This reduced demand continued through the third quarter of 1999. See "Effects from Changes in Reimbursement."

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the Company as of the dates indicated:


                                                                SEPTEMBER 30,              DECEMBER 31,
                                                            1999             1998              1998
                                                         ------------    -------------   ------------------
Inpatient Services:
      Facilities                                                 373              389                  397
      Licensed beds                                           41,833           44,500               44,941

Rehabilitation and Respiratory Therapy Services:
      Nonaffiliated facilities served                          1,248            1,429                1,294
      Affiliated facilities served                               390              421                  421
                                                         ------------    -------------   ------------------
           Total                                               1,638            1,850                1,715
                                                         ============    =============   ==================

Pharmaceutical and Medical Supply Services:
      Nonaffiliated facilities served                            582              577                  584
      Affiliated facilities served                               348              347                  346
                                                         ------------    -------------   ------------------
           Total                                                 930              924                  930
                                                         ============    =============   ==================

International Operations:
      Facilities
          United Kingdom                                         147              155                  155
          Other foreign                                           32               29                   31
                                                         ------------    -------------   ------------------
           Total                                                 179              184                  186
                                                         ============    =============   ==================

      Licensed beds
          United Kingdom                                       8,689            8,705                8,705
          Other foreign                                        3,100            2,959                3,048
                                                         ------------    -------------   ------------------
           Total                                              11,789           11,664               11,753
                                                         ============    =============   ==================

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     RESULTS OF OPERATIONS

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (dollars in thousands):

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                         1999               1998              1999               1998
                                                     --------------    --------------    --------------     --------------
Inpatient Services                                   $     426,582     $     555,332     $   1,282,786      $   1,548,152
Rehabilitation and Respiratory Therapy Services             55,428           175,235           183,614            525,867
Pharmaceutical and Medical Supply Services                  73,268            72,637           221,880            180,243
International Operations                                    76,013            70,995           221,226            207,343
Other Operations                                            51,369            72,388           171,834            200,394
Corporate                                                  (1,207)               932           (3,176)              1,766
Intersegment Eliminations                                 (51,874)         (133,111)         (174,639)          (355,475)
                                                     --------------    --------------    --------------     --------------

       Total Net Revenues                            $     629,579     $     814,408     $   1,903,525      $   2,308,290
                                                     ==============    ==============    ==============     ==============


     The following table sets forth the amount of net segment earnings (losses) for the periods presented (dollars in thousands):

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                                1999                1998               1999              1998
                                                            -------------      --------------     --------------   --------------
Inpatient Services                                          $   (64,733)       $      10,255      $    (110,280)   $      69,918
Rehabilitation and Respiratory Therapy Services                 (22,811)              59,291            (25,357)         172,584
Pharmaceutical and Medical Supply Services                       (5,789)               3,633             (3,405)          14,898
International Operations                                         (4,797)             (3,223)            (11,799)        (10,137)
Other Operations                                                (14,208)             (4,937)            (24,065)             813
                                                            -------------     ---------------     --------------   --------------
Earnings (Losses) before income taxes and corporate
    allocation of interest and management fees                 (112,338)              65,019           (174,906)         248,076
Corporate                                                       (74,232)            (62,308)           (214,522)       (181,912)
Intersegment Eliminations                                             90             (1,999)                (57)         (6,974)
                                                            -------------     ---------------       ------------   --------------

  Net Segment Earnings (Losses)                             $  (186,480)      $          712        $  (389,485)   $      59,190
                                                            =============     ===============       ============   =============

     Corporate expenses include amounts for interest and corporate general and overhead expenses. The Company allocates these to its segments through management fees and intercompany interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon a calculation representing net asset balances at rates determined by management, and is intended to be consistent with the rates incurred under the Company's Senior Credit Facility.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

INPATIENT SERVICES

     Net revenues decreased approximately $128.7 million from $555.3 million for the three months ended September 30, 1998 to $426.6 million for the three months ended September 30, 1999, a 23.2% decrease. Net revenues were negatively impacted in the third quarter of 1999 by certain changes in accounting estimates for third party settlements totaling approximately $29.1 million. The adjustments primarily included reserves for certain receivables for exceptions to the Medicare established routine cost limitation. Reimbursement for the exception requests has been delayed pending review by the Health Care Financing Administration ("HCFA"). Historically, such reimbursement was formula-based and approval was ordinarily given upon confirmation of the calculation by the Company's Medicare fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined. Due to the pending review, the Company believes it can no longer make a reasonable estimate of the amount receivable and accordingly has reserved the amount outstanding. In some cases, HCFA has notified the Company that previous payments of certain exception requests are also under review. These amounts are included in the negative revenue adjustments. Excluding the negative revenue adjustments, net revenues declined $99.6 million or 17.9%. This decrease is primarily the result of the reduced Medicare rates received under PPS in the first quarter of 1999. Average Medicare rates declined by 31.8% (see "Effects of Changes in Reimbursement").

     Operating expenses, which include rent expense of $51.6 million and $57.0 million for the three months ended September 30, 1999 and 1998, respectively, decreased 13.0% from $515.3 million for the three months ended September 30, 1998 to $448.1 million for the three months ended September 30, 1999. The decrease resulted primarily from cost restructuring in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues, excluding the negative revenue adjustments, increased from 92.8% for the three months ended September 30, 1998 to 99.1% for the three months ended September 30, 1999. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were $6.4 million and $10.9 million for the three months ended September 30, 1999 and 1998, respectively. Excluding the effect of the negative revenue adjustments, as a percentage of net revenues, corporate general and administrative expenses were 1.4% and 2.0% for the three months ended September 30, 1999 and 1998, respectively. The decrease resulted primarily from cost restructuring in response to PPS.

     Provision for losses on accounts receivable increased 386% from $5.1 million for the three months ended September 30, 1998 to $24.8 million for the three months ended September 30, 1999. Excluding the effect of the negative revenue adjustments, provision for losses on accounts receivable increased from 1.0% for the three months ended September 30, 1998 to 5.5% for the three months ended September 30, 1999. The change was primarily due to increased aging of certain accounts receivable.

     Depreciation and amortization decreased 15.7% from $11.5 million for the three months ended September 30, 1998 to $9.7 million for the three months ended September 30, 1999. Excluding the effect of the negative revenue adjustments, as a percentage of net revenues, depreciation and amortization expense for the three months ended September 30, 1998 and September 30, 1999 was 2.1%.

     Net interest expense decreased 1.3% from $2.3 million for the three months ended September 30, 1998 to $2.2 million for the three months ended September 30, 1999. Excluding the effect of the negative revenue adjustments, as a percentage of net revenues, interest expense increased from 0.4% for the three months ended September 30, 1998 to 0.5% for the three months ended September 30, 1999.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 68.4% from $175.2 million for the three months ended September 30, 1998 to $55.4 million for the three months ended September 30, 1999. Revenues from services provided to affiliated facilities decreased from $99.7 million for the three months ended September 30, 1998 to $30.3 million for the three months ended September 30, 1999, a decrease of 69.6%. Revenues from services provided to nonaffiliated facilities decreased approximately $50.4 million, or 66.8%, from $75.5 million for the three months ended September 30, 1998 to $25.1 million for the three months ended September 30, 1999. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services. In addition to the decline in demand for the Company's therapy services, market rates for these services have declined significantly. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS (see "Effects of Changes in Reimbursement").

     Operating expenses decreased 47.6% from $109.7 million for the three months ended September 30, 1998 to $57.5 million for the three months ended September 30, 1999. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Included in operating costs are write-downs to net realizable value of $4.7 million for inventory, software and plant, property and equipment related to the Company's shut-down of its therapy equipment manufacturing business. The operating results of which are immaterial. Operating expenses, excluding the write-downs, as a percentage of net revenue increased from 62.6% for the three months ended September 30, 1998 to 95.2% for the three months ended September 30, 1999. This increase is attributable to downward pricing pressure as a result of the excess supply of therapy service providers due to the industry's restructuring in response to the decreased reimbursement under PPS. In addition, demand for the Company's respiratory therapy services business has declined significantly, since respiratory therapy is no longer reimbursed under PPS, while costs have not declined proportionately as the Company's respiratory therapy services business develops new operating strategies.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Provision for losses on accounts receivable increased 416.2% from $3.7 million for the three months ended September 30, 1998 to $19.1 million for the three months ended September 30, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 2.1% for the three months ended September 30, 1998 to 34.5% for the three months ended September 30, 1999. The increase is a result of increased reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization decreased 42.3% from $2.6 million for the three months ended September 30, 1998, to $1.5 million for the three months ended September 30, 1999. As a percentage of net revenues, depreciation and amortization expense increased from 1.5% for the three months ended September 30, 1998 to 2.8% for the three months ended September 30, 1999, respectively. The decrease is primarily a result of the write-off in the fourth quarter of 1998 and second quarter of 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased 1.0% from $72.6 million for the three months ended September 30, 1998 to $73.3 for the three months ended September 30, 1999. The increase is primarily due to an increase in facilities served by the Company's medical supply operations.

     Operating expenses increased 12.6% from $63.9 million for the three months ended September 30, 1998 to $72.0 million for the three months ended September 30, 1999. The increase is primarily related to the Company's medical supply operations. Operating expenses as a percentage of revenue increased from 88.0% for the three months ended September 30, 1998 to 98.2% for the three months ended September 30, 1999. This increase is a result of downward pricing pressure as a result of decreased reimbursement under PPS.

     Provision for losses on accounts receivable increased from $1.6 million for the three months ended September 30, 1998 to $4.9 million for the three months ended September 30, 1999. As a percentage of net revenues, the provision for losses on accounts receivable increased from 2.2% for the three months ended September 30, 1998 to 6.8% for the three months ended September 30, 1999. This increase is the result of increased reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization decreased 36.4% from $3.3 million for the three months ended September 30, 1998 to $2.1 million for the three months ended September 30, 1999. As a percentage of net revenues, depreciation and amortization expense was 2.9% and 4.5% for the three months ended September 30, 1999 and 1998, respectively. The decrease is primarily a result of the write-off in the fourth quarter of 1998 and second quarter of 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets.

INTERNATIONAL OPERATIONS

     Revenues from international operations excluding the effect of the disposition of the Canadian operations, increased $5.0 million, or 7.0%, from $71.0 million for the three months ended September 30, 1998 to $76.0 million for the three months ended September 30, 1999. The increase was primarily due to growth in pharmaceutical and medical supply operations in the United Kingdom, Germany and Australia.

     Operating expenses excluding the effect of the disposition of the Canadian operations, which include rent expense of $7.5 million and $10.6 million for the three months ended September 30, 1998 and 1999, respectively, increased approximately 23.2% from $58.1 million for the three months ended September 30, 1998 to $71.6 million for the three months ended September 30, 1999. As a percentage of revenues, operating expenses increased from 81.8% for the three months ended September 30, 1998 to 94.2% for the three months ended September

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

30, 1999. The increase is primarily attributable to increased temporary staffing costs in the U.K. due to a nursing shortage and increases in rent expense in the U.K. primarily a result of the sale-leaseback of 32 facilities completed October 1998 and 11 facilities in July 1999.

     Corporate general and administrative expenses excluding the effect of the disposition of the Canadian operations were $3.2 million and $3.0 million for the three months ended September 30, 1999 and 1998, respectively. As a percentage of revenues, corporate, general and administrative expenses were 4.2% for the three months ended September 30, 1998 and 4.2% for the three months ended September 30, 1999.

     Depreciation and amortization for international operations decreased 43.8% from $4.8 million for the three months ended September 30, 1998 to $2.7 million for the three months ended September 30, 1999. The decrease is primarily a result of the write-off in the fourth quarter of 1998 and second quarter of 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets and the sale-leaseback of 32 facilities completed in October 1998 and 11 facilities in July 1999.

     Net interest expense, excluding the effect of the disposition of the Canadian operations, decreased 29.5% from $4.4 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999. The decrease is due to the sale-leaseback of 32 facilities completed October 1998 and 11 facilities in July 1999. Net interest expense as a percentage of revenues decreased from 6.1% for the three months ended September 30, 1998 to 4.1% for the three months ended September 30, 1999

OTHER   NONREPORTABLE   SEGMENTS  AND  CORPORATE   GENERAL  AND   ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy and nursing staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 29.0% from $72.4 million for the three months ended September 30, 1998 to $51.4 million for the three months ended September 30, 1999. Operating expenses decreased 19.5% from $66.7 million for the three months ended September 30, 1998 to $53.7 for the three months ended September 30, 1999. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Sun Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000.

     Corporate general and administrative costs not directly attributed to segments decreased 14.4% from $31.2 million for the three months ended September 30, 1998 to $26.7 million at September 30, 1999. As a percentage of consolidated net revenues of $814.4 million and $629.6 million for the three months ended September 30 1998 and 1999, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.8% to 4.2%. Although costs declined, corporate general and administrative costs as a percentage of consolidated net revenues increased due to the Company's net revenue deterioration as a result of PPS.

NET INTEREST EXPENSE

     Net interest expense not directly attributed to segments increased 24.1% from $25.0 million for the three months ended September 30, 1998 to $33.0 million for the three months ended September 30, 1999. As a percentage of consolidated net revenues, interest expense increased from 3.1% for the three months ended September 30, 1998 to 5.2% for the three months ended September 30, 1999. The increase was related to (i) higher interest rates and borrowing costs related to the Company's Senior Credit Facility as a result of non-compliance with certain financial covenants under the Senior Credit Facility, and (ii) an increase in borrowings under the Company's Senior Credit Facility.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities.

 OTHER SPECIAL AND NON-RECURRING CHARGES

Financial Restructuring

     During the third quarter of 1999, the Company recorded financial restructuring costs of $7.0 million, primarily professional fees, related to the Company's activities in preparation for its filing for protection under Chapter 11 of the U. S. Bankruptcy Code (see "Liquidity and Capital Resources").

Loss on Sale of Assets

     A net non-cash charge of approximately $28.4 million was recorded for the three months ended September 30, 1999 due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. See footnote 6 in the accompanying consolidated financial statements. In the third quarter of 1998, the Company recorded a loss related to the disposition of an ancillary business not integral to its core business operations.

Impairment of Goodwill and Other Long-Lived Assets

     The Company recorded an impairment loss of $14.9 million primarily related to the goodwill associated with the Company's therapy equipment manufacturer. In October 1999, the Company decided to close this operation.

Legal and Regulatory Matters

     In the third quarter of 1998, the Company recorded charges for costs of approximately $0.9 million for professional fees and settlement costs related to the goodwill associated with the Company's therapy equipment manufacturer. In October 1999, the Company decided to close this operation.

CONSOLIDATED RESULTS OF OPERATIONS

     Income tax expense for the three months ended September 30, 1999 was $0.1 million compared to $1.4 million benefit for the three months ended September 30, 1998. In the three months ended September 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in the three months ended September 30, 1999, the Company established a valuation allowance for U.K. deferred tax assets resulting from its net operating losses which may not be realizable.

     The net loss for the three months ended September 30, 1999 was $236.9 million compared to a net loss of $1.0 million for the three months ended September 30, 1998. Before considering the negative revenue adjustments, the impairment loss, the loss on sale of assets, the financial restructuring costs, the loss before income taxes for the three months ended September 30, 1999 was $186.3 million compared to earnings before income taxes excluding the effect of the litigation and investigation costs and the loss on sale of assets of $2.1 million for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

INPATIENT SERVICES

     Net revenues decreased approximately $250 million from $1.55 billion for the nine months ended September 30, 1998 to $1.30 billion for the nine months

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 1999, a 16.1% decrease. Net revenues were negatively impacted in 1999 by certain changes in accounting estimates for third party settlements. In 1999, the Company recorded negative revenue adjustments totaling approximately $91.9 million. The adjustments included approximately $12.2 million for the projected settlement of 1998 facility costs reports based on the Company's filing of its 1998 cost reports with its fiscal intermediary in the second quarter and approximately $6.7 million of revenue adjustments related to the results of certain Medicare and Medicaid cost report audits. In addition, the negative revenue adjustments included reserves of approximately $66.9 million for certain Medicare cost reimbursements, primarily requests for exceptions to the Medicare established routine cost limitations, which have been delayed pending review by the Health Care Financing Administration ("HCFA"). Historically, such reimbursement was formula based and approval given ordinarily upon confirmation of the calculation by the Company's Medicare fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined. Due to the pending review, the Company believes it can no longer make a reasonable estimate of the amount receivable and accordingly has reserved the amount outstanding. In some cases, HCFA has notified the Company that previous payments of certain exception requests is also under review. These amounts are included in the negative revenue adjustments. Excluding the negative revenue adjustments and $110.4 million of net revenues from the 67 facilities acquired in the RCA acquisition on June 30, 1998, net revenues declined $268.5 million or 17.3%. This decrease is primarily the result of the reduced Medicare rates received under PPS in 1999. Excluding the effect of the RCA acquisition on Medicare revenues, average Medicare rates declined by 35.0% (see "Effects of Changes in Reimbursement").

     Operating expenses, which include rent expense of $157.1 million and $152.0 million for the nine months ended September 30, 1999 and 1998, respectively, decreased 7.8% from $1.41 billion for the nine months ended September 30, 1998 to $1.30 billion for the nine months ended September 30, 1999. After considering $105.7 million of operating expenses related to the facilities acquired in the RCA acquisition, operating expenses decreased $215.7 million or 15.3%. The decrease resulted primarily from cost restructuring in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues excluding the effect of the RCA acquisition and the negative revenue adjustments, increased from 94.8% for the nine months ended September 30, 1998 to 93.1% for the nine months ended September 30, 1999. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients.

     Corporate general and administrative expenses, which include regional costs, related to the supervision of operations, were $22.4 million and $25.7 million for the nine months ended September 30, 1999 and 1998, respectively. Excluding the negative revenue adjustments, as a percentage of net revenues, corporate general and administrative expenses were 1.8% and 1.7% for the nine months ended September 30, 1999 and 1998, respectively. The decrease resulted primarily from cost restructuring in response to PPS.

     Provision for losses on accounts receivable increased 296.7% from $9.0 million for the nine months ended September 30, 1998 to $35.7 million for the nine months ended September 30, 1999. Excluding the negative revenue adjustments, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.5% for the nine months ended September 30, 1998 to 2.6% for the nine months ended September 30, 1999. The change was primarily due to increased aging of certain accounts receivable.

     Depreciation and amortization decreased 8.6% from $30.2 million for the nine months ended September 30, 1998 to $27.6 million for the nine months ended September 30, 1999. Excluding the negative revenue adjustments, as a percentage of net revenues, depreciation and amortization expense was 2.0% and 1.9% for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily a result of the write-off in the fourth quarter of 1998 and second quarter of 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets.

     Net interest expense increased 61.3% from $4.4 million for the nine months ended September 30, 1998 to $7.1 million for the nine months ended September 30, 1999. Excluding the negative revenue adjustments, as a percentage of net revenues, interest expense increased from 0.3% for the nine months ended September 30, 1998 to 0.6% for the nine months ended September 30, 1999. The increase is primarily a result of certain facility specific debt assumed in the RCA acquisition.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 65.1% from $525.8 million for the nine months ended September 30, 1998 to $183.6 million for the nine months ended September 30, 1999. Revenues from services provided to affiliated facilities decreased from $262.8 million for the nine months ended September 30, 1998 to $99.3 million for the nine months ended September 30, 1999, a decrease of 62.2%. Revenues from services provided to nonaffiliated facilities decreased approximately $178.7 million, or 68.0%, from $263.0 million for the nine months ended September 30, 1998 to $84.3 million for the nine months ended September 30, 1999. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services. In addition to the decline in demand for the Company's therapy services, market rates for these services have declined significantly. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS (see "Effects of Changes in Reimbursement").

     Operating expenses decreased 47.7% from $335.5 million for the nine months ended September 30, 1998 to $175.6 million for the nine months ended September 30, 1999. Included in operating costs are write-downs to net realizable value of $4.7 million for inventory and software related to the Company's shut-down of its manufacturing of therapy equipment. The operating results of which are immaterial. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges - Restructuring Costs"). In addition, demand for the Company's respiratory therapy services business has declined significantly, since respiratory therapy is no longer reimbursed under PPS, while costs have not declined proportionately as the Company's respiratory therapy services develops new operating strategies. Operating expenses, excluding the write-downs, as a percentage of total revenue increased from 63.8% for the nine months ended September 30, 1998 to 95.6% for the nine months ended September 30, 1999. This increase is attributable to downward pricing pressure as a result of the excess supply of therapy service providers due to the industry's restructuring in response to the decreased reimbursement under PPS.

     Provision for losses on accounts receivable increased 147.7% from $10.9 million for the nine months ended September 30, 1998 to $27.0 million for the nine months ended September 30, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 2.1% for the nine months ended September 30, 1998 to 14.7% for the nine months ended September 30, 1999. The increase is a result of increased reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization decreased 12.9% from $7.0 million for the three months ended September 30, 1998, to $6.1 million for the three months ended September 30, 1999. The decrease is primarily a result of the write-off in the fourth quarter of 1998 and second quarter of 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets. As a percentage of net revenues, depreciation and amortization expense increased from 1.3% for the three months ended September 30, 1998 to 3.3% for the three months ended September 30, 1999, respectively. Although depreciation and amoritization expense declined, depreciation and amortication expense as a percentage of revenues increased due to the rehabilitation and respiratory therapy services net revenue deterioration as a result of PPS.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased 23.1% from $180.2 million for the nine months ended September 30, 1998 to $221.9 for the nine months ended September 30, 1999. Approximately $36.6 million of this increase is a result of the company's acquisition of Contour in connection with the RCA acquisition in June 1998.

     Operating expenses increased 34% from $153.6 million for the nine months ended September 30, 1998 to $205.7 million for the nine months ended September 30, 1999. The increase is primarily related to the Company's medical supply operations. Operating expenses as a percentage of revenue increased from 85.2% for the nine months ended September 30, 1998 to 92.7% for the nine months ended September 30, 1999. This increase is primarily a result of the acquisition of Contour, which has higher operating costs than the Company's pharmacy services operation and downward pricing pressure as a result of decreased reimbursement under PPS.

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Provision for losses on accounts receivable increased from $5.2 million for the nine months ended September 30, 1998 to $12.4 million for the nine months ended September 30, 1999. As a percentage of net revenues, the provision for losses on accounts receivable increased from 2.9% for the nine months ended September 30, 1998 to 5.6% for the nine months ended September 30, 1999. This increase is a result of the effect PPS has had on nonaffiliated customers' cash flow (as discussed above under Rehabilitation and Respiratory Therapy Services).

     Depreciation and amortization was $6.3 million for the nine months ended September 30, 1998 and 1999. As a percentage of net revenues, depreciation and amortization expense was 3.5% and 2.8% for the nine months ended September 30, 1998 and 1998, respectively. The decrease is primarily a result of the write-off in the fourth quarter of 1998 and second quarter of 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets and was partially offset by increased amortization expense related to the Company's acquisition of Contour.

INTERNATIONAL OPERATIONS

     Revenues from international operations excluding the effect of the disposition of the Canadian operations, increased $13.9 million, or 7%, from $207.3 million for the nine months ended September 30, 1998 to $221.2 million for the nine months ended September 30, 1999. Approximately $9.0 million of this increase was provided by Australia inpatient services whose net revenues increased from $12.0 million for the nine months ended September 30, 1998 to $21.0 million for the nine months ended September 30, 1999. The increase in Australian revenues is due to an increase in occupancy rates. The remaining increase was primarily the result of facility additions and occupancy increases at inpatient services in the U.K., Spain and Germany.

     Operating expenses, excluding the effect of the disposition of the Canadian operations, which include rent expense of $20.3 million and $29.6 million for the nine months ended September 30, 1998 and 1999, respectively, increased approximately 21.2% from $167.6 million for the nine months ended September 30, 1998 to $203.1 million for the nine months ended September 30, 1999. As a percentage of revenues, operating expenses increased from 86.1% for the nine months ended September 30, 1998 to 91.8% for the nine months ended September 30, 1999. The increase is primarily attributable to increased temporary staffing costs in the U.K. due to a nursing shortage and increases in rent expense primarily a result of the sale-leaseback of 32 facilities completed October 1998.

     Depreciation and amortization for international operations decreased 34.9% from $15.2 million for the nine months ended September 30, 1998 to $9.9 million for the nine months ended September 30, 1999. The decrease is primarily a result of the write-off in the fourth quarter of 1998 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Impairment of Long-Lived Assets.

     Net interest expense, excluding the effect of the disposition of the Canadian operators, decreased 27% from $13.5 million for the nine months ended September 30, 1998 to $9.9 million for the nine months ended September 30, 1999. The decrease is due to the sale- leaseback of 32 facilities completed October 1998 and 11 facilities in July 1999. Net interest expense as a percentage of revenues decreased from 6.5% for the nine months ended September 30, 1998 to 4.5% for the nine months ended September 30, 1999.

OTHER   NONREPORTABLE   SEGMENTS  AND  CORPORATE   GENERAL  AND   ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 14.3% from $200.4 million for the nine months ended September 30, 1998 to $171.8 million for the nine months ended September 30, 1999. Operating expenses decreased 4.6% from $178.3 million for the nine months ended September 30, 1998 to $170.1 for the nine month periods ended September 30, 1999. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory

                SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Sun Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000.

     Corporate general and administrative costs not directly attributed to segments decreased 2.6% from $86.0 million for the nine months ended September 30, 1998 to $83.8 million at September 30, 1999. As a percentage of consolidated net revenues of $1.9 billion and $2.3 billion for the nine months ended September 30 1999 and 1998, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.7% to 4.4%. Although costs declined, corporate general and administrative costs as a percentage of consolidated net revenues increased due to the Company's net revenue deterioration as a result of PPS.

NET INTEREST EXPENSE

     Net interest expense not directly attributed to segments increased 15.7% from $80.9 million for the nine months ended September 30, 1998 to $93.6 million for the nine months ended September 30, 1999. As a percentage of consolidated net revenues, interest expense increased from 3.5% for the nine months ended September 30, 1998 to 5.0% for the nine months ended September 30, 1999. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as a result of non-compliance under certain financial covenants under the Senior Credit Facility, and (iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities.

OTHER SPECIAL AND NON-RECURRING CHARGES

Loss on Sale of Assets

     A net non-cash charge of approximately $92.3 million was recorded due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. In addition, the Company recorded a loss of approximately $16.9 million related to the sale-leaseback of 11 facilities in the United Kingdom which was completed in July of 1999. The Company also recorded a loss of approximately $2 million on the sale of its Canadian operations. See footnote 6 in the accompanying Consolidated Financial Statements.

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

Financial Restructuring

     During 1999, the Company recorded financial restructuring costs of $13.3 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9-1/2% Subordinated Notes and in preparation for its filing for protection under Chapter 11 of the U.S. Bankruptcy Code (see "Liquidity and Capital Resources").

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

Impairment Loss

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business unit. The assets are considered to be impaired when the expected future cash flows of the business unit do not exceed the carrying balances of the goodwill or other long-lived assets. In the second quarter of 1999, the Company recorded a non-cash impairment charge of $400.0 million related to the Company's estimate of goodwill and other asset impairment. The charge included approximately $289.2 million related to 187 of its inpatient facilities segment, $39.5 million related to its rehabilitation and respiratory therapy services segment, $26.2 million related to is pharmaceuticals and medical supply services, $33.7 million related to the certain inpatient facilities in the United Kingdom, and $0.6 million related to seven pharmacies in its pharmaceutical and medical supply services segment in the United Kingdom and approximately $10.8 million related to other operations.

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

     In the third quarter of 1999, the Company recorded a non-cash impairment charge of $14.9 million which primarily related to the goodwill associated with the Company's therapy equipment manufacturer. In October 1999, the Company decided to close this operation.

Legal and Regulatory Matters

     In the nine months ended September 30, 1998, the company recorded charges for litigation and investigation costs of approximately $18.1 million for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes (i) approximately $8.0 million for the settlement of a shareholder suit related to the Company's acquisition of SunCare in 1995;
(ii) approximately $8.2 million for estimated costs to resolve the investigation by the Connecticut Department of Social Services ("DDS") (see "Regulation"); and
(iii) approximately $1.9 million provided for certain monetary penalties (see "Regulation") and general legal costs of its inpatient services segment.

Extraordinary Loss

     In the second quarter of 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss relates to the permanent pay-down of $300 million of the term loan portion of the Company's Senior Credit Facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company

Cumulative Effect of Change in Accounting Principle

     In 1998,  the American  Institute of Certified  Public  Accountants  issued
Statement of Position, ("SOP") 98-5 "Reporting on the Costs of Start-up Activities". This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5 which resulted in a cumulative effect of an accounting change pretax charge of $13.7 million.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     Income tax expense for the nine months ended September 30, 1999 was $1.0 million compared to $13.0 million for the nine months ended September 30, 1998. In the nine months ended September 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999 the Company established a valuation allowance for United Kingdom deferred tax assets resulting from its net operating losses, which may not be realizable.

     The net loss for the nine months ended September 30, 1999 was $938.6 million compared to net earnings of $8.0 million for the nine months ended September 30, 1998. Before considering negative revenue adjustments, the loss on sale of assets, the restructuring costs and the loss on termination of interest rate swaps and the cumulative effect of change in accounting principle, the loss before income taxes for the nine months ended September 30, 1999 was $390.4 million compared to earnings before and the legal and regulatory charge, the loss on sale of assets and income taxes of $34.4 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1999, the Company and its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (case nos. 99-3657 through 99-3841, inclusive). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with the CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with up to $200 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10 million or 50% of the aggregate value of eligible inventory.

     On November 12, 1999, the Bankruptcy Court granted final approval of the DIP Agreement. As of November 27, 1999, up to $149.0 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed $55.1 million and had issued $7.5 million in letters of credit.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     On October 26, 1999 the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. The specific terms of the agreement in principle are reflected in a restructuring term sheet dated October 26, 1999, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated October 14, 1999 and filed October 26, 1999. Implementation of the agreement in principle is subject to appropriate documentation, including a Chapter 11 plan of reorganization, and approval by the bankruptcy court, among other things. If approved, the agreement in principle would provide Sun's bank lenders with cash, new senior long-term debt, new preferred stock and new common stock. Sun's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides no recoveries for the holders of Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities, or common stock.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and

                 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Due to the failure to make payments and comply with certain financial covenants, the Company is in default of substantially all its long-term obligations. These obligations are classified as current liabilities as of December 31, 1998 and September 30, 1999.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases and other pre-petition executory contracts. The Company is in the process of analyzing and reviewing its lease portfolio. The Company expects to terminate certain leases and/or seek rent relief for certain facilities.

     For the nine months ended September 30, 1999, net cash provided by operations was $4.3 million compared to net cash used for operations for the nine months ended September 30, 1998 of $21.2 million. The net cash provided by operations for the nine months ended September 30, 1999 is primarily the result of the receipt of income tax refunds of $38.2 million. Excluding the income tax refunds, net cash used by operations was $33.9 million which reflects the loss incurred partially offset by increased collections of aged accounts receivable and a slow down in accounts payable payments.

     Other significant operating uses of cash for the nine months ended September 30, 1999 were $46.2 million for net interest.

     The Company's cash on hand at November 27, 1999 was $54.8 million.

     The Company incurred $83.0 million in capital expenditures during the nine months ended September 30, 1999. Expenditures related primarily to the construction of a corporate office building, the construction of two new facilities in the United States and two new facilities in the United Kingdom, and routine capital expenditures. The Company had capital expenditure commitments as of September 30, 1999, under various contracts of $12.5 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of September 30, 1999 the Company's purchase liabilities reserve balance was approximately $5.9 million.

     In the fourth quarter of 1998, the Company implemented an initial restructuring plan and recorded a fourth quarter charge of $4.6 million. As of September 30, 1999, the Company's 1998 restructuring costs reserve balance was approximately $1.3 million and is substantially complete.

     In the first quarter of 1999, the Company initiated a second restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The restructuring plan included the termination of 2,900 of its rehabilitation and respiratory therapy services employees, and 80 of its corporate employees including certain executive positions. The restructuring plan also included the closure of approximately 23 divisional and regional offices related to the aforementioned operations. In addition, the plan included the relocation of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. As of September 30, 1999, the Company paid approximately $5.4 million in termination benefits under the 1999-restructuring plan. The 1999 restructuring charge consists of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. As of September 30, 1999, the Company's 1999 restructuring costs reserve balance was approximately $3.2 million.

     The Company has been notified by two of its general and professional liability insurance carriers that, because of general underwriting issues with the long-term care industry, the insurance companies will no longer be offering this type of insurance coverage. Accordingly, the two insurance companies will not renew the Company's general and professional liability policies upon their expiration at the end of 1999. The Company has learned that several major insurance companies are no longer providing this type of coverage to a significant number of long-term care providers. This change in underwriting practices by the insurance industry is forcing a number of nursing home businesses, including the Company, to evaluate self-insuring some portion of their general and professional liability risks. There can be no assurance that the Company will obtain satisfactory insurance coverage with new carriers or that, if it self-insures, it would not have a material adverse impact on the Company's financial condition and results of operations.

     The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for 12.1% and 8.7% the Company's total net revenues during the three months ended September 30, 1999 and 1998 respectively and 9.0% and 8% for the nine months ended September 30, 1999 and 1998, respectively, and 11.6% of the Company's consolidated total assets as of September 30, 1999. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses including assisted living facilities, rehabilitation hospitals and other non-core businesses. The Company recorded a loss of $161.6 million before unrecorded gains in the fourth quarter of 1998 to reduce the carrying amount of these businesses identified for disposal to fair value based on estimates of selling value and of costs to sell. In 1999, the Company identified additional inpatient facilities for disposal. Certain of these facilities were operated under long-term operating leases which the Company has or intends to terminate or transfer to a third party. In addition, the Company has decided not to dispose of certain non-core businesses previously recorded in assets held for sale including the rehabilitation hospitals. The aggregate carrying amount of the assets held for sale is $132.8 million at September 30, 1999. The Company has entered into agreements to sell its assisted living facilities, subject to approval by the Bankruptcy Court. Based on the terms of the agreements, the Company will receive net proceeds of $16.2 million, resulting in an aggregate loss of $128.5 million, of which $5.7 million was recognized in the three months ended September 30, 1999. The Company recorded a loss of $92.3 million for the nine months ended September 30, 1999 to further reduce the carrying value based on current negotiations and market conditions.

     In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States as well as Canada. The domestic clinics disposition was completed in 1998. The carrying amount of the Canadian assets held for sale was $22.5 million as of December 31, 1998. The Company completed the sales of the Canadian clinics during the first quarter of 1999 which resulted in an additional loss on sale of $2.1 million. The results of operations of these businesses is not material.

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

     On June 29, 1999 the New York Stock Exchange (the "Exchange") suspended the trading in the common stock of the Company. The suspension was the result of the Company falling below the Exchange's minimum continued listing criteria relating to the Company's (i) net tangible assets available to common stock (less than $12 million) and (ii) average net income after rates for the past three years (less than $600,000). The Exchange has applied to the Securities and Exchange Commission to delist the Company's common stock. As of November 12, 1999 the Company's common stock was trading on the Over-the-Counter Bulletin Board under the symbol "SHGE".

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

     The Company has historically experienced differences between the net amounts accrued and subsequent settlements, which differences are recorded in operations at the time of settlement. For example, in the fourth quarter of 1998, the Company recorded negative revenue adjustments totalling $34.7 million primarily for the projected settlement of 1997 facility cost reports which were not settled as of December 31, 1998 and the projected settlement of the 1998 cost reports based on historical information. And, in 1999, the Company recorded negative revenue adjustments totaling $91.9 million - see Results of Operations. Accounts receivable have also been negatively impacted in part because the ability of nonaffiliated facilities to provide timely payments has been impacted by their receipt of payments from fiscal intermediaries which, in some instances, have been delayed due to the fiscal intermediaries conducting reviews of facilities' therapy claims. In the second quarter, the Health Care Financing Administration has informed the Company that all outstanding cost report settlements due to the Company's nursing facilities, which was approximately $155.9 million as of September 30, 1999, will be delayed pending resolution of outstanding audit issues and certain inquiries initiated by the U.S. Department of Justice. The Company is unable to predict when the outstanding audit issues and inquiries will be resolved. No assurance can be given that the resolution of the outstanding audit issues and inquiries will not result in a material adverse effect on the results of operations and financial condition of the Company.

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

     The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 52.1%, 70% and 71% of total rehabilitation and temporary therapy staffing services net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 43.7%, 63% and 58% of total respiratory therapy services net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 70.8%, 79% and 78% of total pharmaceutical services revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Net revenues from medical supply services billed to nonaffiliated facilities represented 62.3% of total medical supply services revenues for te year ended December 31, 1998. The Company considers RCA a nonaffiliated entity for all periods prior to its acquisition. The Company believes that it satisfies the requirements of the exception to the regulations regarding nonaffiliated

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business. Consequently, it has claimed and received reimbursement under Medicare for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at fair market value, rather than at Company cost, which would have applied if it did not satisfy the exception. If the Company were deemed to not have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities would be significantly reduced, as a result of which the Company's financial condition and results of operations would be materially and adversely affected. If, upon audit by Federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received. While the Company believes that it has satisfied these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of Medicare regulations by Federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities. The implementation of PPS and the fee schedules has significantly reduced the Medicare reimbursement impact of the related party rule.

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

LITIGATION

     On October 14, 1999, the Company and its U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (case nos. 99-3657 through 99-3841, inclusive). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Chapter 11 cases have been styled as IN RE SUN HEALTHCARE GROUP ET AL.

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

     In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co., Inc. and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing relate to activities prior to June 30, 1998, the date of the RCA acquisition. Florida's allegations include violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. If the defendant entities are convicted, they could be banned from participating in the Florida Medicaid program. Although the Company's subsidiaries will defend themselves vigorously in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. The Company and the State of Florida have had settlement discussions, however the Company is unable to determine when a settlement, if any, will be reached.

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

     The Company and certain of its subsidiaries are defendants in a QUI TAM lawsuit brought by a private citizen in the United States District Court of the Central District of California alleging violations of the federal False Claims Act and a related wrongful termination. The plaintiff alleges that a home health agency operated by one of the Company's subsidiaries submitted bills for several years that were improper for various reasons, including bills for patients whose treatment had not been authorized by their physicians. The government intervened to the extent that the lawsuit alleges billing without obtaining proper and timely physician authorization, but declined to intervene in the remainder of the lawsuit. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     The Company believes that it has completed approximately 99% of the remediation process for critical IT and non-IT systems and equipment. The Company has also completed its contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Company is planning to be Year 2000 compliant for all its essential systems and equipment by December 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000 or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that all of the Company's critical suppliers, customers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business financial condition or results of operations.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     COSTS. The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $8 million, of which approximately $6.5 million has been spent through September 30, 1999. Of these costs, the Company estimates that approximately $5 million will be spent to repair systems and equipment, and $2 million will be spent to replace systems and equipment and $1 million will be spend on activities related to contingency planning. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers and customers; there can be no assurance that such information is accurate or complete.

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

     CONTINGENCY PLANS. The Company has completed its contingency plan for Year 2000-related issues. These plans include, but are not limited to, identification of alternate supplies, alternate electronic processes and alternate manual systems.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company and its U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As a result, no principal or interest payments will be made on indebtedness incurred by the Company prior to October 14, 1999 until a Plan of Reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information with respect to this item is found in "Notes to Consolidated Financial Statements - Note 2 - Subsequent Chapter 11 Reorganization."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Revolving Credit Agreement dated October 14, 1999 among the Company and each of its subsidiaries named therein (as borrowers). The CIT Group/Business Credit, Inc. (as Lenders Agent) and Heller Healthcare Finance, Inc. (as Collateral Agent)

    (27.1) Financial Data Schedule

(b)  Reports on Form 8-K

     Report dated October 14, 1999 and filed October 27, 1999 reporting that the Company and its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (case numbers 99-3657 through 99-3841, inclusive).

     Report dated November 24, 1999 and filed November 24, 1999 reporting the August 1999 summary financial projections that the Company provided to the representatives of its bank lenders and senior subordinated bondholders as part of the negotiations regarding the terms of an overall restructuring of the Company's capital structure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SUN HEALTHCARE GROUP, INC.


Date: December 7, 1999                       By:  /s/ Robert D. Woltil*
                                                -------------------------
                                                Robert D. Woltil
                                                Chief Financial Officer

  *Signing on the behalf of the Registrant and as principal financial officer.