Form 10-K
period 1999-12-31
SUN HEALTHCARE GROUP INC
filed 2000-07-14
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-K


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the fiscal year ended December 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

        Securities registered pursuant to Section 12(b)of the Act: None

                              Title of each class

                    Common Stock, par value $.01 per share,
                      and Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     On May 5, 2000, Sun Healthcare Group, Inc. had 64,576,183 outstanding shares of Common Stock. Of those, 64,103,305 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the last sales price of such shares on the Over-the-Counter Bulletin Board on May 5, 2000 was approximately $5,769,297.

     Indicate by check mark whether the registrant has filed all reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_| N/A |X| No plan of reorganization has been filed with the bankruptcy court as of this date.

                           SUN HEALTHCARE GROUP, INC.
                             (Debtor-in-Possession)

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                                                Page
PART I

Item 1.         Business.......................................................................................  3
Item 2.         Properties..................................................................................... 20
Item 3.         Legal Proceedings.............................................................................. 22
Item 4.         Submission of Matters to a Vote of Security Holders............................................ 22

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.......................... 23
Item 6.         Selected Financial Data........................................................................ 23
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 27
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk...................................... 52
Item 8.         Financial Statements and Supplementary Data.................................................... 52
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......... 52

PART III

Item 10.        Directors and Executive Officers of the Registrant............................................. 53
Item 11.        Executive Compensation......................................................................... 58
Item 12.        Security Ownership of Certain Beneficial Owners and Management................................. 63
Item 13.        Certain Relationships and Related Transactions................................................. 64

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K................................ 66
                Signatures..................................................................................... 73


     SunBridge, SunDance, SunScript, SunSolution, SunCare, SunFactors, SunPlus, SunChoice and CareerStaff Unlimited and related names herein are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.
                                  ___________

                                     PART I
ITEM 1.   BUSINESS

GENERAL

     Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to herein as "Sun" or the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States and the United Kingdom. The Company also has operations in Spain, Germany and Australia. The Company operates through four principal business segments: (i) inpatient services, (ii) rehabilitation and respiratory therapy services, (iii) pharmaceutical and medical supply services and (iv) international operations. In October 1999, the Company commenced cases under Chapter 11 of the U.S. Bankruptcy Code and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (see "Recent Developments - Bankruptcy"). The following describes the Company's business segments and other operations. Financial information for the business segments is set forth in "Note 21 - Segment Information in the Company's Consolidated Financial Statements."

     INPATIENT SERVICES. At December 31, 1999, Sun owned, leased or managed 354 long-term and subacute care facilities (consisting of 346 skilled nursing facilities and eight hospitals, but not including 22 assisted living facilities) in 27 states with 39,867 licensed beds in the United States primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. The Company is reviewing its portfolio of facilities and intends to continue divesting marginal and unprofitable facilities. See "Recent Developments - Divestitures", "Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations", "Note 5 - Acquisitions", "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements".

     REHABILITATION AND RESPIRATORY THERAPY SERVICES. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At December 31, 1999, Sun provided therapy services and supplies to 1,531 facilities in 37 states, 1,158 of which were operated by nonaffiliated parties. The Company is currently pursuing the divestiture of its SunCare respiratory therapy supply operations. See "Recent Developments - Divestitures" and "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements.

     PHARMACEUTICALS AND MEDICAL SUPPLY SERVICES. The Company provides pharmaceutical services through SunScript Pharmacy Corporation ("SunScript") and
medical  supplies  through   SunChoice   Medical   Supply,Inc.   ("SunChoice").
Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of December 31, 1999, Sun operated 38 regional pharmacies, six in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 885 long-term and subacute care facilities in 22 states, 550 of which were operated by nonaffiliated parties. As of December 31, 1999, Sun provided medical supplies to approximately 1,622 affiliated and nonaffiliated facilities.

     INTERNATIONAL OPERATIONS. Sun operated 145 long-term care facilities in the United Kingdom with 8,320 licensed beds as of December 31, 1999. The Company holds a majority interest in Eurosar, S.A. ("Eurosar"), a privately-owned company that, as of December 31, 1999, operated 11 long-term care facilities in Spain with 1,640 licensed beds. Sun holds 38.2% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that as of December 31, 1999 operated 10 facilities with 629 licensed beds. As of December 31, 1999, Sun also operated five hospitals in Australia with 335 beds. Sun holds a majority interest in Heim Plan-Uternehmensgruppe, an operator of 17 long-term care facilities with 1,217 licensed beds in Germany. In addition, Sun provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia.

     The Company is currently soliciting offers to purchase its international operations. No assurance can be given that the international operations will be sold or that, if they are sold, the Company will not experience a material loss on the sale. As of May 31, 2000, the Company had divested 18 pharmacies that it operated in the United Kingdom. See "Recent Developments - Divestitures" and "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements."

     OTHER OPERATIONS. The Company is also a nationwide provider of temporary medical staffing to hospitals, nursing homes, therapy providers, home health care providers and pharmacies through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At December 31, 1999, CareerStaff had 25 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas.

     The Company divested its hospice operations in the United States during the fourth quarter of 1999. See "Recent Developments - Divestitures," and "Note 7 - Impairment of Long-Lived Assets and Assets held for Sale in the Company's Consolidated Financial Statements."

     Through SunBridge, Inc., the Company also operated 22 assisted living facilities with 2,582 beds in the United States as of December 31, 1999. These facilities serve the elderly who do not need the full-time nursing care provided by long-term or subacute care facilities but who do need some assistance with the activities of daily living. During the first quarter of 2000, the Company entered into an agreement to sell 16 of these assisted living facilities. See "Recent Developments - Divestitures" and "Note 24 - Subsequent Events to the Company's Consolidated Financial Statements." Through SunAlliance and SunPlus, the Company also provides mobile radiology, medical laboratory and home healthcare services in certain locations.

     Through Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, the Company develops certain software for use in the long-term care industry. Shared Healthcare Systems, Inc. which is a majority-owned subsidiary of the Company, did not commence a case under Chapter 11 of the U.S. Bankruptcy Code.

     The Company's principal executive offices are located at 101 Sun Avenue, NE, Albuquerque, NM 87109, and its telephone number at such address is (505) 821-3355. The Company maintains a Web site at http://www.sunh.com.

RECENT DEVELOPMENTS

     BANKRUPTCY. On October 14, 1999, Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court") (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company has obtained debtor-in-possession financing and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On May 2, 2000, the Bankruptcy Court entered an order establishing (i) June 20, 2000 at 5:00 p.m. Eastern Time as the last date and time for each person or entity to file a proof of claim against the Company, other than claims of governmental units against HoMed, and (ii) August 1, 2000 at 5:00 p.m. Eastern Time as the last date and time for governmental units only to file proofs of claim against HoMed. See "Certain Additional Business Risks", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note 2, Petitions for Reorganization under Chapter 11 in the Consolidated Financial Statements."

     APPOINTMENT OF ACTING CHAIRMAN AND ACTING CHIEF EXECUTIVE OFFICER. On July 13, 2000, Andrew L. Turner took a leave of absence as the Company's Chairman of the Board of Directors and as Chief Executive Officer pending the approval by the Bankruptcy Court of a Settlement Agreement and an Expense Indemnification Agreement between the Company and Mr. Turner. The Board of Directors elected James R. Tolbert as the Acting Chairman of the Board and Mark G. Wimer as the Acting Chief Executive Officer. Mr. Tolbert has been a director of the Company since 1995 and lead independent director since 1999. Mr. Wimer has served with the Company since 1993 and has been President and Chief Operating Officer since 1997. Upon approval by the Bankruptcy Court of the Settlement Agreement and the Expense Indemnification Agreement, Mr. Turner will resign from all positions that he holds with the Company and Mr. Tolbert will become the Chairman of the Board and Mr. Wimer will become the Chief Executive Officer. See Item 10 - "Directors and Executive Officers of the Registrant" and Item 11 - "Executive Compensation - Employment Agreements."

     DIVESTITURES. During the year ended December 31, 1999, Sun divested 49 skilled nursing facilities, twelve assisted living facilities (four of which the Company managed through the first quarter of 2000), a parcel of land and its hospice operations in the United States. The aggregate cash consideration received was approximately $4.1 million, $4.6 million and $0.2 million for the assisted living facilities, parcel of land and the hospice operations, respectively. The Company did not receive any cash consideration from the skilled nursing facility divestitures. In addition, the Company received parcels of land valued at approximately $9.2 million and a note receivable of approximately $1.0 million for the assisted living facility divestitures. The aggregate debt, capital lease obligations, notes payable and other liabilities assumed by the purchasers and successors of the skilled nursing facilities and the assisted living facilities were approximately $10.7 million and $21.0 million, respectively. The aggregate net loss on the skilled nursing facility divestitures was approximately $3.0 million dollars which was recorded to loss on assets held for sale, net in 1999. The aggregate net loss on the assisted living divestitures was approximately $68.4 million of which approximately $24.9 million and approximately $43.5 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. The sale of the parcel of land resulted in a net gain recorded in 1999 of approximately $0.7 million. The net loss on the sale of the hospice operations was approximately $7.2 million and was recorded to loss on assets held for sale, net during 1999. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's Consolidated Financial Statements."

     During the period of January 1, 2000 through June 30, 2000, Sun divested one skilled nursing facility, closed one skilled nursing facility and arranged for the sale of 16 assisted living facilities in the United States. See "Note 24
- Subsequent Events in the Company's Consolidated Financial Statements."

     During the period of January 1, 2000 through May 31, 2000, Sun divested a total of 18 pharmacies in the United Kingdom, resulting in an aggregate gain of approximately $1.0 million. The aggregate cash consideration received for these divestitures was approximately $9.7 million. See "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements."

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. The Company is also pursuing the disposition of its international operations and certain non-core businesses, including the sale of its SunCare respiratory therapy supply business and the therapy equipment manufacturing operations of one of the Company's subsidiaries, which is in the process of closing its operations. No assurance can be given that these operations will be sold or that, if they are sold, the Company will not experience a material loss on the sales.

     RESTRUCTURING. The Company commenced a comprehensive restructuring in 1998 which continued in 1999. The number of full and part-time employees of the Company worldwide has decreased from approximately 80,700 on February 20, 1999 to approximately 57,100 on March 31, 2000. The decrease was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and as a result of the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in the management structure. The Company also restructured all of its international operations under one subsidiary, SunHealthcare Group International Corporation. There can be no assurance as to the impact of the restructuring on the Company's financial condition and results of operations.

REIMBURSEMENT FROM MEDICARE AND MEDICAID

     The following table sets forth the total revenues by payor source for the Company's U.S. operations for the periods indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------
Sources of Revenues
                                                     1997                  1998                  1999
                                                                              (In thousands)
Medicaid.......................................      $583,583             $  957,058             $1,041,662
Medicare......................................        479,201                834,200                446,820
Private pay and other (1) .....................       749,881              1,011,935                743,651
____________________


(1) Includes revenues from the provision of ancillary services, which includes payments for rehabilitation and respiratory therapy, temporary therapy staffing services and pharmaceutical services provided to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Such private pay sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

     The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing facilities after at least a three-day stay in an acute care hospital. The Medicare Part B program provides reimbursement for patients receiving ancillary services who have not had the required stay at a hospital. Medicaid is a state-administrated program that provides assistance to the indigent and certain other eligible persons. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for financial support.

     In the Balanced Budget Act of 1997 ("BBA"), Congress passed numerous changes to the reimbursement policies applicable to certain hospital services, skilled nursing, therapy and other ancillary services. The BBA mandated the implementation of a prospective payment system ("PPS") for Medicare Part A skilled nursing facility services to be phased in over a four-year period. PPS became effective on July 1, 1998 for the Company's facilities that it acquired from Retirement Care Associates, Inc. ("RCA") and on January 1, 1999 for the remainder of its facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based on the acuity level of the patient to cover all Medicare Part A patients, including nursing, ancillary and capital related costs for Medicare beneficiaries receiving skilled services. Currently, under PPS, each patient is evaluated and assigned to one of 44 Resource Utilization Group ("RUG") categories, which determines the per diem reimbursement rate for that patient. The higher the acuity level of the patient, the more services that are required by that patient. Accordingly, a higher acuity patient that requires more services is assigned to a higher RUG category, resulting in a higher per diem rate. The ability of the Company to offer the ancillary services required by higher acuity patients in a cost effective manner will be critical to the Company's success. Prior to the implementation of PPS, the costs of many of such services were generally reimbursed on a "pass through" basis. During the PPS phase-in, payments will generally be based on a blend of the facility's adjusted historical costs based on 1995 cost data and a federally established per diem rate as follows: (i) year one, 75% historical cost and 25% federal rate; (ii) year two, 50% historical cost and 50% federal rate; (iii) year three, 25% historical cost and 75% federal rate, and (iv) year four and thereafter, 100% federal rate.

     Effective January 1, 1999, for all Medicare Part B patients, Medicare reimbursement for many ancillary services, including rehabilitation therapy, medical supplies, and other ancillary services, are made to the skilled nursing facility pursuant to fee schedules. The previous reimbursement methodology reimbursed skilled nursing facilities based upon the cost of ancillary services provided. The BBA also imposed an annual per-beneficiary cap of $1,500 per provider for certain therapy services provided, also effective January 1, 1999. The BBA also instituted consolidated billing for skilled nursing facility services, under which all payments for certain non-physician services to beneficiaries are made to the facility, regardless of whether the item or service was directly furnished by the facility or by others under arrangement. While this provision was to be effective for items or services furnished on or after July 1, 1998, Congress has placed a moratorium on its enforcement, as described below. Other provisions of the BBA limited Medicare payments to skilled nursing facilities for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.

     The Company's revenues from its inpatient facilities have been significantly affected by the BBA's federally established PPS per diem rates and Medicare Part B changes. The following table sets forth the approximate amounts of Medicare Part A revenues recorded by the Company's long-term care facilities for the years 1997, 1998 and 1999:


                                               AVERAGE MEDICARE PART A
                                         REVENUE PER PATIENT, PER DAY(1)(2)
                                         ----------------------------------
                1997                                   $451.09
                1998                                    468.97
                1999                                    300.33
____________________


(1) Includes estimated adjustments for routine cost limit ("RCL") exception revenue.
(2) The year-to-year comparisons are not on a same-store basis.

     In addition, the Company's average annual Medicare Part B revenue per facility decreased approximately 83% from 1997 to 1999. Three factors contributed to the decline in Medicare Part B revenue: volume decreased due to staffing cuts that occurred as part of the cost control measures implemented by the ancillary companies under the PPS system, the $1,500 annual per-beneficiary cap contributed to the decline in Medicare Part B revenue by limiting access for Part B patients requiring therapy, and finally, Part B therapy pricing was affected negatively when Part B reimbursement changed to a procedure code payment system. There can be no assurance that the provisions of the BBA, as amended, will not continue to have a material adverse effect on the Company's financial condition and results of operations.

     On November 29, 1999, President Clinton signed into law the Balanced Budget Refinement Act ("BBRA"), which was designed to mitigate the adverse effects of the BBA. Prior to the implementation of PPS, the Health Care Financing Administration ("HCFA") estimated that the BBA would reduce Medicare funding for skilled nursing providers by approximately $12.9 billion for the five-year period of 1998 to 2002. The BBRA was intended to restore approximately $2.7 billion in Medicare funding for skilled nursing providers over the years 2000, 2001 and 2002. However, in April 2000 the Congressional Budgeting Office estimated that the BBA, even with the BBRA adjustments, will reduce Medicare funding to skilled nursing providers by approximately $22.3 billion for the five-year period of 1998 to 2002. The Company believes that the BBRA may restore approximately 5% of the Company's reductions in revenues caused by the BBA.

     The key provisions of the BBRA include: (i) the option for a skilled nursing provider to choose between the higher of the current blended rate or 100% of the federally-determined acuity-adjusted rate, effective for cost reporting periods starting on or after January 1, 2000; (ii) a temporary increase of 20% in the federal adjusted per diem rates for 15 RUG categories covering certain medically complex patients for the period from April 1, 2000 through September 30, 2000; at which time, if HCFA has not adopted refinements for the medically complex patients in the RUG-III system, the 20% increase will be extended until such time as the refinements are adopted; (iii) a 4% increase in the federal adjusted per diem rates for all 44 RUG categories for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; and (iv) a two-year moratorium on implementing the Part B $1,500 therapy limitations contained in the BBA, effective January 1, 2000 through January 1, 2002.

     On April 10, 2000, HCFA released its proposed refinements to PPS. The proposed changes include the following: (i) the number of RUG categories would increase from 44 to 178; (ii) the BBRA's temporary 20% increase in 15 RUG categories would terminate on September 30, 2000; and (iii) the nursing, wage and other indices used to calculate the new reimbursement model would be updated based on more recent claims data and cost reports. The proposed changes are expected to decrease the planned annual increase in Medicare funding for skilled nursing providers by approximately $1.0 billion during 2001. The proposed refinements are subject to change, and the final refinements are intended to be implemented on October 1, 2000. The Company will be unable to calculate the effect of the proposed changes on the Company's operations until further regulations are proposed by HCFA that would allow the Company to determine which patients will be designated under each RUG category. There can be no assurance that these proposed changes will not have a material adverse affect on the Company's financial condition and results of operation.

     In addition to the reduced reimbursement received by the Company's facilities as a result of PPS, the implementation of PPS resulted in a greater than expected decline in demand for the Company's therapy and pharmaceutical services. For instance, the nursing home industry has responded to the lower reimbursement levels under PPS by, among other things, seeking lower acuity residents who need less ancillary services and by providing therapy services in-house, which has resulted in a significant decline in the demand for the Company's therapy services. Prior to the implementation of PPS, Sun's ancillary services, such as rehabilitation and respiratory therapy services and pharmaceutical services, had significantly higher operating margins than the margins associated with Sun's long-term and subacute care facilities and accordingly such services provided most of Sun's operating profits. Although the Company has taken and continues to take actions to reduce its costs of providing ancillary services, it is highly unlikely that the Company will be able to achieve its pre-PPS profit margins on its ancillary services.

     Various cost containment measures adopted by governmental and private pay sources restrict the scope and amount of reimbursable healthcare expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly adversely affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and pharmaceutical services businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and changes in reimbursement could have a material adverse effect on the Company's financial condition and results of operations, including the possible impairment of certain assets.

     Prior to the implementation of PPS, reimbursement for therapy services was evaluated under Medicare's reasonable cost principles. In 1995, and periodically since then, HCFA provided information to fiscal intermediaries for use in determining reasonable costs for therapy services. This information, although not intended to impose limits on such costs, suggested that fiscal intermediaries should carefully review costs, which appear to be in excess of what a "prudent buyer" would pay for those services. Because PPS payments and fee schedules have become the methods of reimbursement for these services, HCFA directives and reasonable cost guidelines discussed in this paragraph have no impact on the Company as to services rendered after January 1, 1999. A retroactive adjustment of Medicare reimbursement could, however, be made for some prior periods. With respect to nonaffiliated facilities, an adjustment of reimbursement rates for therapy services could result in indemnity claims against the Company, based on the terms of substantially all of the Company's existing contracts with such facilities, for payments previously made by such facilities to the Company that are reduced by Medicare in the audit process.

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

     The implementation of PPS and the fee schedules have significantly reduced the Medicare impact of the related party rule, but the related party rule continues to affect certain Medicaid cost reports. The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 56%, 56% and 71% of total rehabilitation services net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 52%, 46% and 63% of total respiratory therapy services net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 74%, 70% and 79% of total pharmaceutical services revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Company considers RCA a nonaffiliated entity for all periods prior to its acquisition. The Company believes that it satisfies the requirements of the exception to the regulations regarding nonaffiliated business. Consequently, it has claimed and received reimbursement under Medicare and Medicaid for rehabilitation and respiratory therapy and pharmaceutical services provided to patients in its own facilities at fair market value, rather than at Company cost, which would have applied if it did not satisfy the exception. If the Company were deemed not to have satisfied these regulations, the reimbursement that the Company receives for rehabilitation and respiratory therapy and pharmaceutical services provided to its own facilities could be significantly reduced, which would materially and adversely affect the Company's financial condition and results of operations. If, upon audit by federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received. While the Company believes that it has satisfied these regulations, there can be no assurance that its position would prevail if contested by relevant reimbursement agencies. The foregoing statements with respect to the Company's ability to satisfy these regulations are forward looking and could be affected by a number of factors, including the interpretation of regulations by federal or state reimbursement agencies and the Company's ability to provide services to nonaffiliated facilities.

GOVERNMENT REGULATION

     REGULATORY REQUIREMENTS. The Company's subsidiaries, including those that provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries that are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to the direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative, or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified by HCFA or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed by the federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents.

     Long-term care facilities must comply with certain requirements to participate under Medicare or Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, infection control, physical environment and administration. Regulations governing survey, certification and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil money penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with certain standards as a condition to participate in the Medicare and Medicaid programs may result in termination of the provider's Medicare and Medicaid provider agreements.

     Most states in which the Company operates have statutes which require that prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a Certificate of Need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The CON process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. These state determinations of need or CON programs are designed to comply with certain minimum federal standards and to enable states to participate in certain federal and state health-related programs. Elimination or relaxation of CON requirements may result in increased competition in such states and may also result in increased expansion.

     The Medicare and Medicaid anti-kickback statute prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs.

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have been made under the civil provisions of the statute in certain qui tam actions that the Company has filed false claims. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

     ENFORCEMENT ACTIVITY. Pursuant to the Health Insurance Portability and Accountability Act of 1996, Congress has provided additional funding to the Office of Inspector General ("OIG") and the U.S. Department of Justice ("DOJ") to investigate potential cases of reimbursement abuse in the health care services industry. This legislation also sets guidelines to encourage federal, state, and local law enforcement agencies to share general information and to coordinate specific law enforcement activities including conducting investigations, audits, evaluations, and inspections relating to the delivery of and payment for health care.

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers as well as several other types of healthcare services. Operation Restore Trust investigative techniques will eventually be used in all 50 states, and will be applied throughout the Medicare and Medicaid programs. The OIG has issued, and will continue to issue, special fraud alert bulletins identifying "suspect" characteristics of potentially illegal practices by providers, and illegal arrangements between providers. The bulletins contain "Hot Line" numbers and encourage Medicare beneficiaries, health care company employees, competitors, and others to call to report suspected violations. Enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare and Medicaid program exclusion.

     President Clinton has announced initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. On July 21, 1998, the President directed HCFA to ensure that states institute tougher enforcement measures in surveying skilled nursing facilities, including the onsite imposition of fines without grace periods, the imposition of fines per violation rather than per day of noncompliance, and increased review of facilities' systems to prevent resident neglect and abuse. On December 7, 1998, the President announced that the Administration would continue its crackdown on providers who commit Medicare program fraud by empowering specialized contractors to track down Medicare fraud and program waste, and by requiring providers to report evidence of fraud so patterns of fraud can be identified early and stopped.

     In 1999, the Clinton Administration launched a new National Health Care Fraud Task Force, chaired by the Deputy Attorney General, in which Health and Human Services ("HHS")/OIG, HCFA, DOJ and state and local prosecutors will work together in formulating strategies to combat health care fraud and abuse and safeguard the well-being of Medicare and Medicaid beneficiaries. A general data sharing process was instituted between the Federal Bureau of Investigation ("FBI") and the HHS/OIG to ensure that complete, accurate and current information on federal health care fraud investigations is maintained and readily available. While this task force will focus on a wide range of health care fraud and abuse policy issues, particular attention will be devoted to fighting nursing home fraud and abuse and excluding providers from participation in Medicare, Medicaid and other government-funded health care programs. The Nursing Home Initiative, coordinated by the DOJ Civil Division, focuses on enhanced enforcement; training; outreach to industry, resident advocates, medical professionals, academics and others; new legislation to address gaps in federal law; an analysis of the applicable state laws and improved inter-agency and governmental coordination, use of data, and services to victims.

     In March 2000, the OIG issued written guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste and abuse in health care programs, including Medicare and Medicaid. The Company voluntarily implemented a compliance program in 1996, and believes its compliance program substantially incorporates the guidance that the OIG has proposed to be included in such programs. In addition, the Company believes that if it reaches a global settlement of its outstanding government investigations, any such settlement would include a requirement that the Company enter into a corporate integrity agreement with the OIG requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

     SURVEY, CERTIFICATION AND ENFORCEMENT ACTIVITIES AGAINST THE COMPANY. The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such review, either takes appropriate corrective action and/or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon any measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs, or licensure revocation. No such enforcement action against a Company operated facility or service provider has had a material adverse impact on the Company. However, challenging and appealing notices of noncompliance can require significant legal expenses and management attention.

     The Company believes that enforcement activities at both the federal and state levels and QUI TAM actions brought by private parties have increased. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation." In addition, as a result of the Company's pending bankruptcy proceedings, the Company has experienced a further increase in regulatory oversight from both federal and state regulatory bodies. The increased oversight may result from such regulatory bodies' concerns that the Company's current financial difficulties may result in a decrease in the quality of care provided at the Company's inpatient and other facilities. There can be no assurance that substantial amounts will not be expended by the Company to cooperate with these investigations and proceedings or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with any of the anti-fraud provisions, including those discussed in the paragraphs above, the Company could be materially and adversely affected.

     If a facility is terminated from the Medicare and Medicaid programs, its Medicare and Medicaid reimbursement is interrupted pending recertification, a process that can take at least several months. In the interim, the facility may continue to provide care to its residents without Medicare and Medicaid reimbursement, or the government may involuntarily relocate Medicare and Medicaid residents to other facilities. Terminations, bans on admission and civil monetary penalties can cause material adverse financial and operational effects on individual facilities. The federal government has, in the past, proposed to terminate several of the Company's facilities from the Medicare and Medicaid programs, and has, on occasion, imposed bans on admissions and civil monetary penalties against facilities, on the basis of alleged regulatory deficiencies. The Company typically vigorously contests such sanctions, and in some cases has sought and obtained federal court injunctions against proposed terminations. While the Company has been successful to date in preventing some Medicare and Medicaid terminations that it has contested, such cases require significant legal expenses and management attention. There can be no assurance that the federal government will not attempt to terminate additional facilities of the Company from the Medicare and Medicaid programs, or that the Company will continue to be successful contesting such terminations.

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

     The Company also competes with other companies in providing rehabilitation therapy services and pharmaceutical products and services to the long-term care industry and in employing and retaining qualified therapists and other medical personnel. Many of these competing companies have greater financial and other resources than the Company. There can be no assurance that Sun will not encounter increased competition in the future that would adversely affect its financial condition and results of operations.

EMPLOYEES

     As of March 31, 2000, the Company had approximately 57,100 full-time and part-time employees. Of this total, there were approximately 36,900 employees at the long-term and subacute care facilities in the United States, approximately 8,300 employees at the long-term care facilities in the United Kingdom, approximately 800 employees at the long-term care facilities in Spain, approximately 800 employees involved in providing long-term care services in Germany, approximately 500 employees involved in providing acute care services in Australia, approximately 4,400 employees involved in providing rehabilitation therapy services in the United States, approximately 2,400 employees in the pharmaceutical services operations in the United States, approximately 70 employees in foreign pharmaceutical operations, approximately 1,400 employees in the temporary therapy staffing business, approximately 200 employees of the respiratory therapy services business, approximately 1,180 employees at the corporate and regional offices in the United States and approximately 150 employees in the foreign corporate offices.

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

CERTAIN ADDITIONAL BUSINESS RISKS

     Information provided in this Form 10-K by the Company contains "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding the Company's expected future financial position, results of operations, results of its bankruptcy proceedings, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth elsewhere herein and the following:

     EFFECT OF BANKRUPTCY REORGANIZATION ON COMMON STOCK AND DEBT SECURITIES. On October 14, 1999, Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure.

     If approved as part of the Company's chapter 11 plan of reorganization, the agreement in principle would provide the Company's bank lenders with cash, new senior long-term debt, new preferred stock, and new common stock. The Company's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides for no recoveries for the holders of Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities, or common stock. The agreement in principle expires on October 1, 2000. The Company and the other parties to the agreement in principle have initiated discussions to amend the agreement in principle. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the agreement in principle. During the pendency of the Company's bankruptcy proceedings, the Company, absent an order of the Bankruptcy Court, is prohibited from making payments on its debt securities. See "Item 7 - Management"s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     AVAILABLE LIQUIDITY, BORROWING CAPACITY UNDER FINANCING AGREEMENT. On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with up to $200.0 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of $10.0 million or 50% of the aggregate value of eligible inventory. As of May 31, 2000, up to approximately $132.0 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $40.1 million and had issued approximately $19.1 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at May 31, 2000, of approximately $25.0 million.

     There can be no assurance that the amount available to the Company under the DIP Financing Agreement will be sufficient to fund the Company's operations until a plan of reorganization is confirmed by the Bankruptcy Court or that the Company will meet required financial and operating covenants under the DIP Financing Agreement. In addition, 12 states have objected to the entry of the order of the Bankruptcy Court approving the DIP Financing Agreement because the order prohibited the states from offsetting certain amounts the Company may have owed to the states against amounts the states owed to the Company under the Medicaid program. The states contend that the order constituted a suit against the states in violation of the Eleventh Amendment of the United States Constitution. The Bankruptcy Court overruled such objection and the states have appealed, which appeal is currently pending before the United States District Court for the District of Delaware. A decision of the District Court reversing the order of the Bankruptcy Court could reduce the amount of funds available to the Company under the DIP Financing Agreement. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     RISK OF POTENTIAL DEFAULTS UNDER THE DIP FINANCING AGREEMENT. In July 2000, the Company obtained conditional waivers on several defaults under the DIP Financing Agreement. If the Company is unable to comply with the covenants contained in the DIP Financing Agreement and is unable to obtain a waiver of any such future covenant violation, then the Company would lose its ability to borrow under the DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the DIP Financing Agreement was repaid. In such event, the Company's liquidity would probably be insufficient to fund the Company's ongoing operations. See "Note 8 - Debtor-in-Possession Financing, in the Company's Consolidated Financial Statements."

     RISK OF FAILURE TO OBTAIN FINANCING FOR EMERGENCE FROM BANKRUPTCY. The Company has initiated discussions with potential lenders to enter into a financing agreement to fund the Company's operations upon emergence from its chapter 11 bankruptcy cases. The Company would probably not be able to conduct its operations without such financing. There can be no assurance that the Company will be able to obtain such financing on terms that will allow the Company to successfully operate its businesses.

     REDUCED  REVENUES   RESULTING  FROM  PROSPECTIVE   PAYMENT  SYSTEM.  For  a
description of certain risks related to PPS, see "Reimbursement from Medicare and Medicaid".

     RISKS RELATED TO INVESTIGATIONS AND LEGAL PROCEEDINGS. The Company's subsidiaries, including but not limited to those which provide subacute and long-term care, rehabilitation and respiratory therapy and pharmaceutical services, are engaged in industries which are extensively regulated. See "-Potential Adverse Impact from Extensive Regulation." As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company's subsidiaries have been subject to increased regulatory oversight as a result of the Company's chapter 11 bankruptcy filings. The HHS and the DOJ periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ has informed the Company of a number of outstanding inquiries, some of which were prompted by the filing of QUI TAM lawsuits that remain under seal. The Company intends to expeditiously address whatever concerns the HHS and the DOJ may have. There can be no assurance that the outcome of any or all of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

     If any of the Company's subsidiaries is ever found to have engaged in improper practices, it could be subjected to civil, administrative, or criminal fines, penalties or restitutionary relief and reimbursement authorities could also seek the suspension or exclusion of the subsidiary or individuals from participation in their program. From time to time, the existence of regulatory investigations has hindered or prevented the Company from pursuing certain business opportunities. There can be no assurance that the existence of any such investigations will not affect the Company's ability to pursue future business opportunities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Litigation."

     RISKS ASSOCIATED WITH REIMBURSEMENT PROCESS. The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of Medicare and Medicaid balances are settled two to three years following the provision of services, although the Company has from time to time experienced delays in receiving final settlement and reimbursement.

     The Company currently has a number of outstanding cost reports and requests for exceptions to the routine cost limitations, including cost reports filed by former operators of facilities acquired by the Company for which the Company has assumed responsibility for any overpayments to the prior operators. Pursuant to an agreement between the Company and the HHS, all Medicare payments directly due to the Company for services rendered prior to October 14, 1999 (pre-bankruptcy), and not previously paid to the Company, will be withheld until the confirmation of a plan of reorganization. In addition, the Company will not be required to pay any amounts alleged to be due to the federal government for periods prior to October 14, 1999 until confirmation of a plan of reorganization. Upon the confirmation of a plan of reorganization, the Company could file a motion in the Bankruptcy Court seeking an adjudication of the funds withheld by the HHS if the Company believes that such funds exceed the claims that the HHS has against the Company. As of February 29, 2000, the Company estimated that it had net Medicare accounts receivable of approximately $74.5 million that were being withheld by the HHS pursuant to this agreement. It is unlikely that the Company will recover any of these receivables because it is likely the HHS will claim more than such amount.

     Payment of amounts due to the Company by the HHS for services provided on or after October 14, 1999 (post-bankruptcy) are largely unaffected by the Company's bankruptcy cases; the HHS has agreed not to offset such amounts against amounts alleged to be due to the federal government from the Company for periods prior to October 14, 1999. However, if it is determined that there is a pre-bankruptcy overpayment to the Company that is subject to offset against post-bankruptcy payments due to the Company or previously made to the Company, the HHS may seek to have such payments treated as an administrative expense claim and withhold such amounts if not already paid. If the amounts have been previously paid to the Company, the Company would have to return such funds to the HHS upon the occurrence of certain events, including the confirmation of a plan of reorganization. The Company's results of operations could be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods.

     SELF-FUNDED INSURANCE. The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program for 2000 will not have a material adverse impact on the Company's financial condition and results of operations or that the Company will not be required to continue this program in future years. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. In addition, in certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is prohibited by state law. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is prohibited by law. See "Note 10 - Commitments and Contingencies in the Company's Consolidated Financial Statements."

     COLLECTABILITY OF CERTAIN ACCOUNTS RECEIVABLE. Although the Company's accounts receivable decreased from approximately $617.3 million at December 31, 1998 to approximately $406.3 million at December 31, 1999, the Company's allowance for doubtful accounts increased from approximately $79.0 million at December 31, 1998 to approximately $151.8 million at December 31, 1999. The Company believes that the implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows, and in many instances caused them to file for bankruptcy. As a result, the Company has increased its provision for doubtful accounts. The Company's financial condition and results of operation could be materially adversely affected by the inability to collect its accounts receivable.

     RISK OF ADVERSE EFFECT OF FUTURE HEALTHCARE REFORM. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are further changes in reimbursement by federal and state payors such as Medicare and Medicaid and health insurance reforms. For example, federal and state government officials are reviewing whether Medicare and Medicaid pay too much for prescription drugs as a result of providers allegedly inflating the average wholesale prices of such drugs. Some states have implemented new policies for how much their Medicaid programs would pay for these drugs, and other state or federal agencies are considering implementing similar policies. If fully implemented by the states and federal agencies, these policies could adversely affect the results of operations of the Company's pharmaceutical business.

     As another example of potential changes, HCFA recently proposed changes in billing for outpatient rehabilitation services under the Medicare Part B program. Such services are documented and billed using Current Procedural Terminology ("CPT") code units. Many of the codes are billed in 15-minute increments such that a single service unit represents 15 minutes of a certain treatment procedure. Under the proposed changes, if a patient is treated for 8 minutes of a 15-minute CPT coded procedure, the therapist may bill one unit. However, if several procedures that are represented by 15-minute CPT codes are performed, the provider must consider the total treatment time of the session. Thus, where three separately billable CPT code therapy treatments are completed during a 30-minute treatment session, each procedure for 10 minutes, even though the initial 8-minute threshold was met for each individual procedure, the total treatment time of 30 minutes only allows for billing 2 units. Therefore, although three therapeutic procedures were provided, only two units can be billed. Under such circumstances, this two-tiered billing criteria could decrease Medicare Part B reimbursement and adversely affect the results of operations of the Company's outpatient rehabilitation services business.

     It is not clear at this time when or whether any new proposals will be adopted, or, if adopted, what effect, if any, such proposals would have on Sun's business. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on Sun's financial condition or results of operations. See "Reimbursement from Medicare and Medicaid."

     POTENTIAL ADVERSE EFFECT OF CHANGE IN REVENUE SOURCES. Changes in the mix of patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, could significantly affect the revenues and the profitability of Sun's operations. There can be no assurance that Sun will continue to attract and retain private pay patients or maintain its current payor or revenue mix. In addition, there can be no assurance that the facilities operated by Sun, or the provision of services and products by Sun, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in Sun's reimbursement under Medicare or Medicaid could have an adverse effect on its financial condition and results of operations. See "-Risks Related to Investigations and Legal Proceedings" and "-Risk of Adverse Effect of Future Healthcare Reform."

     POTENTIAL ADVERSE IMPACT FROM EXTENSIVE REGULATION. All of the facilities operated or managed by Sun are required to be licensed in accordance with the requirements of state and local agencies having jurisdiction over their operations. Most of Sun's facilities are also certified as providers under the Medicaid and Medicare programs. The failure to obtain or renew any required regulatory approvals or licenses or to comply with applicable regulations in the future could adversely affect Sun's financial condition and results of operations. See "-Risks Related to Investigations and Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulation." To the extent that CONs or other similar approvals are required for expansion of Sun's operations, either through acquisitions or additions to or provision of new services at such facilities, such expansion could be adversely affected by the failure to obtain such CONs or approvals. There can be no assurance that Sun's business in the future will not be materially adversely affected by licensing and certification requirements of state and federal authorities.

     Medicare and Medicaid antifraud and abuse laws also prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Expressly prohibited are kickbacks, bribes and rebates related to Medicare or Medicaid referrals. Federal laws also provide civil and criminal penalties for any false or fraudulent statements, knowingly made, in any claim for payment under a federal or state health care program as well as any material omissions in such claims. In addition, certain states have adopted fraud and abuse and false claims laws that prohibit specified business practices. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. See "Recent Developments-Increase in Survey, Certification and Enforcement Activities."

     RISK OF INTERNATIONAL OPERATIONS; FOREIGN EXCHANGE RISK. Sun currently conducts business in the United Kingdom, Spain, Germany and Australia. Foreign operations accounted for approximately 12.0%, 9.0% and 10.0% of Sun's total net revenues during the years ended December 31, 1999, 1998, and 1997, respectively, and approximately 19.0% and 17.0% of Sun's consolidated total assets as of December 31, 1999, and 1998, respectively. Adverse results from Sun's international operations have and continue to negatively affect Sun's financial condition and results of operations. The success of Sun's operations in international markets depends on numerous factors, many of which are beyond its control. Such factors include, but are not limited to, economic conditions and healthcare regulatory systems in the foreign countries in which Sun operates. In addition, international operations increase Sun's exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, currency fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards and political risks. Sun's financial condition and results of operations are also subject to foreign exchange risk. See "Recent Developments - Divestitures."

     INCREASED LABOR COSTS; AVAILABILITY OF PERSONNEL; RETENTION OF MANAGEMENT. In recent years Sun has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and increased staffing levels in its long-term and subacute care facilities. The Company and other providers in the long-term care industry have had and continue to have difficulties in attracting qualified personnel to staff its long-term care facilities, particularly nurses, and as a result the Company often uses temporary employment agencies to provide additional personnel. In addition, Sun's ability to hire and retain qualified employees has been affected by, among other things, the Company's filing for bankruptcy protection in October, 1999 and the perceived uncertainty about Sun's financial performance. The Company has implemented an employee retention program to retain key employees during the pendency of the chapter 11 bankruptcy proceedings, which will further increase the Company's labor costs. There can be no assurance that Sun will be able to retain its executive officers and key employees and to continue to hire and retain a sufficient number of qualified personnel to operate the Company effectively. See "Business-Employees."

ITEM 2.   PROPERTIES

     The company operated an aggregate of 554 long-term care, subacute care, and assisted living facilities world-wide as of december 31, 1999, 464 of which were subject to long-term operating leases or subleases, 12 of which were subject to long-term management agreements and 78 of which were owned. The company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The company's facilities that are leased are subject to long-term operating leases or subleases which require the company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under each of the leases generally increases based on a fixed percentage or increases in the u.s. Consumer Price Index. Many of the leases contain renewal options to extend the term. The company's management agreements for long-term and subacute care facilities generally provide the company with management fees based on a percentage of the revenues of the managed facility and may also include a fixed fee component.

     Substantially  all of the Company's  facilities serve as collateral for its obligations under the DIP Financing Agreement and other various credit facilities. The Company is actively reviewing its portfolio of properties and is seeking, and will continue to seek to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. See "Recent Developments - Divestitures" and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's Consolidated Financial Statements.

     The Company calculated its aggregate occupancy percentages for all of its long-term care, subacute care and assisted living facilities as 90%, 90% and 87% in the United States and 78%, 80% and 78% in the United Kingdom for the years ended December 31, 1997, 1998, and 1999, respectively. However, the Company believes that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. The Company computes average occupancy percentages by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated.

     FACILITIES IN THE UNITED STATES. The following table sets forth certain information concerning the long-term care, subacute care and assisted living facilities leased, owned or managed by the Company in the United States as of December 31, 1999. Included in the table are 354 facilities (346 skilled nursing facilities and eight hospitals) that are included in the inpatient services segment and 22 assisted living facilities that are included in the other operations segment.


                                NUMBER OF                                      NUMBER OF FACILITIES
STATE                        LICENSED BEDS(1)             LEASED            OWNED              MANAGED           TOTAL
-----                        ----------------             ------            -----              -------           -----
California                               9,266               89                  3                 1               93
Massachusetts                            4,733               32                  2                 2               36
Tennessee                                3,015               21                  6                 -               27
Texas                                    2,979               25                  -                 -               25
Washington                               2,294               19                  2                 4               25
Georgia                                  2,266               12                 12                 -               24
Florida                                  2,984               13                  9                 -               22
Arizona                                  1,943               12                  1                 -               13
Connecticut                              1,768               11                  1                 -               12
Illinois                                 1,302                9                  -                 3               12
North Carolina                           1,291               11                  -                 -               11
Alabama                                    947                9                  -                 -                9
Idaho                                      805                8                  1                 -                9
New Hampshire                              991                9                  -                 -                9
New Mexico                                 653                8                  -                 -                8
Ohio                                       982                5                  3                 -                8
Louisiana                                1,135                7                  -                 -                7
West Virginia                              739                7                  -                 -                7
New Jersey                                 580                4                  -                 -                4
Colorado                                   341                2                  1                 -                3
Virginia                                   494                2                  1                 -                3
Kentucky                                   137                2                  -                 -                2
Maryland                                   353                2                  -                 -                2
Oklahoma                                   135                2                  -                 -                2
Indiana                                     99                1                  -                 -                1
Missouri                                   103                1                  -                 -                1
Oregon                                     114                1                  -                 -                1
                                      --------             ----                ---               ---             ----
     Total                              42,449              324                 42                10              376

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

     INTERNATIONAL LONG-TERM CARE FACILITIES. The following table sets forth certain information concerning the long-term care facilities leased, owned or managed by the Company as of December 31, 1999.


                           NUMBER OF LICENSED                                   NUMBER OF FACILITIES
                           ------------------            ------------------------------------------------------------
COUNTRY                         BEDS(1)                  LEASED              OWNED              MANAGED         TOTAL
-------                         -------                  ------              -----              -------         -----
United Kingdom:
   England                                6,739             101                 18                 -              119
   Scotland                                 709               9                  -                 -                9
   Wales                                    460               5                  2                 -                7
   Northern Ireland                         412               9                  1                 -               10
Germany                                   1,217              15                  2                 -               17
Spain                                     1,640               1                  8                 2               11
Australia                                   335               -                  5                 -                5
                                       --------            ----                ---               ---             ----
     TOTAL                               11,512             140                 36                 2              178


(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

     PHARMACEUTICAL SERVICES. As of December 31, 1999, the Company operated 38 regional pharmacies, six in-house long-term care pharmacies, and one pharmaceutical billing and consulting center in the United States. Also, as of December 31, 1999, the Company operated 18 pharmacies and two supply distribution centers in the United Kingdom. Subsequent to December 31, 1999, the Company divested the 18 pharmacies in the United Kingdom. See "Note 24 - Subsequent Events to the Company's Consolidated Financial Statements."

ITEM 3.   LEGAL PROCEEDINGS

     See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was traded on the New York Stock Exchange (the "NYSE") under the symbol "SHG" until June 29, 1999. Since that time, the Company's common stock has traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol "SHGE". The following table shows the high and low sales prices for the common stock as reported by the NYSE and the OTC Bulletin Board for the periods indicated:

                                                HIGH                   LOW
                                               ------                 -----

       1998
  First Quarter . . . . . . . . . . .  .     $  20.13              $   18.13
  Second Quarter . . . . . . . . . . . .        19.25                  14.63
  Third Quarter  . . . . . . . . . . . .        17.69                   6.50
  Fourth Quarter . . . . . . . . . . . .         7.75                   4.88

        1999
  First Quarter . . . . . . . . . . . ..     $   6.75              $    0.81
  Second Quarter . . . . . . . . . . . .         1.63                   0.28
  Third Quarter  . . . . . . . . . . . .         0.50                   0.21
  Fourth Quarter . . . . . . . . . . . .         0.22                   0.07

     There were 6,925 holders of record as of May 5, 2000 of the Company's common stock.

     The Company has not paid nor declared any dividends on its common stock since its inception. During the pendency of the Company's chapter 11 bankruptcy proceedings, the Company is prohibited from paying dividends without obtaining Bankruptcy Court approval. See "Item 1. Recent Developments."

     Pursuant to an agreement in principle entered into between the Company and representatives of its bank lenders and holders of a majority of its senior subordinated bonds, the Company's plan of reorganization would provide that holders of outstanding equity securities, including common stock and options to acquire common stock, would not receive anything in recovery. No assurances can be given that the plan of reorganization that is confirmed, if any, will include the terms of the agreement in principle. See Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

ITEM 6. SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 have been derived from the Company's Consolidated Financial Statements. The financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and related notes thereto.


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                            1999(1)            1998(2)             1997(3)            1996(4)          1995(5,6)
                                            -------            -------             -------            -------          ---------
                                                         (In thousands, except per share data)
Total net revenues...................   $  2,529,039       $   3,088,460       $   2,010,820       $  1,316,308     $  1,135,508
                                     ---------------  ------------------  ------------------  -----------------  ---------------
Earnings (losses) before income
   taxes, extraordinary loss and
   cumulative effect of change in
   accounting principle..............    (1,076,481)           (689,842)              95,882             52,466           12,794
                                     ---------------  ------------------  ------------------  -----------------  ---------------
Earnings (losses) before
   extraordinary loss and cumulative
   effect of change in accounting
   principle........................     (1,076,642)           (743,419)              54,729             21,536         (20,568)
Extraordinary loss..................              -            (10,274)            (19,928)                  -          (3,413)
                                     ---------------  ------------------  ------------------  -----------------  ---------------
Cumulative effect of change in
   accounting principle.............       (12,816)                   -                   -                  -                -
Net earnings (losses)...............  $ (1,089,458)       $   (753,693)        $     34,801        $    21,536      $  (23,981)
                                     ===============  ==================  ==================  =================  ===============
 Net earnings (losses) per common and
   common equivalent share:
 Net earnings (losses) before
   Extraordinary loss and
   cumulative effect of change
   in accounting principle:
  Basic..............................    $   (18.40)        $    (14.29)         $      1.18        $      0.46      $    (0.43)
                                     ===============  ==================  ==================  =================  ===============
  Diluted............................    $   (18.40)        $    (14.29)         $      1.12        $      0.46      $    (0.43)
                                     ===============  ==================  ==================  =================  ===============
Net earning (losses):
  Basic..............................    $   (18.62)        $    (14.49)         $      0.75        $      0.46      $    (0.51)
                                     ===============  ==================  ==================  =================  ===============
  Diluted............................    $   (18.62)        $    (14.49)         $      0.74        $      0.46      $    (0.51)
                                     ===============  ==================  ==================  =================  ===============
Weighted Average number of common
  and common equivalent shares:
  Basic..............................         58,504              52,008              46,329             46,360           47,419
                                     ===============  ==================  ==================  =================  ===============
  Diluted............................         58,504              52,008              51,851             46,868           47,419
                                     ===============  ==================  ==================  =================  ===============
Working Capital (Deficit)............    $  (17,282)       $   (539,636)         $   307,025        $   211,582      $   237,147
                                     ===============  ==================  ==================  =================  ===============
Total Assets.........................    $ 1,438,488       $   2,468,038         $ 2,579,236        $ 1,229,426      $ 1,042,503
                                     ===============  ==================  ==================  =================  ===============
Liabilities subject to compromise....    $ 1,558,518       $           -         $         -        $         -      $         -
                                     ===============  ==================  ==================  =================  ===============
Long term debt (7)...................    $   145,541       $   1,518,274         $ 1,545,678        $   512,435      $   358,877
                                     ===============  ==================  ==================  =================  ===============
Stockholder's equity (deficit).......   $(1,044,141)       $      33,759         $   617,053        $   572,137      $   569,042
                                     ===============  ==================  ==================  =================  ===============

(1) Results for the year ended December 31, 1999 include a non-cash charge of $457.4 million related to the Company's estimate of goodwill and other long-lived asset impairment (see Note 7, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE, in the Company's Consolidated Financial Statements), a net non-cash charge of $78.7 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see Note 7, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE, in the Company's Consolidated Financial Statements), a $27.4 million charge for corporate and financial restructuring (see Note 4, RESTRUCTURING COSTS, in the Company's Consolidated Financial Statements), a $2.5 million loss on the termination of the interest rate swaps (see Note 9, LONG-TERM DEBT, in the Company's Consolidated Financial Statements) and a $48.1 million charge for reorganization items due to the Company's chapter 11 filings (see "Note 2, PETITIONS FOR REORGANIZATION UNDER CHAPTER 11, in the Company's Consolidated Financial Statements").

(2) Results for the year ended December 31, 1998 include a non-cash charge of $397.5 million related to the Company's estimate of goodwill and other asset impairment (see Note 7, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE, in the Company's Consolidated Financial Statements), a non-cash charge of $206.2 million due to the termination of certain facility lease agreements, the sale of certain other facilities, and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see Note 7, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE, in the Company's Consolidated Financial Statements), a $22.5 million charge for legal and regulatory matters, a $4.6 million charge for restructuring cost in order to more closely align the Company's inpatient, rehabilitation and respiratory therapy, and pharmaceutical and medical supplies segments (see
     Note 4, RESTRUCTURING COSTS, in the Company's Consolidated Financial Statements), and an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million, to permanently pay-down $300 million of the term loan portion of the Company's senior credit facility in addition to the $3.7 million to retire $5.0 million of the Contour Medical, Inc. ("Contour") convertible debentures purchased by the Company.

(3) Results for the year ended December 31, 1997 include a charge of $7.0 million recognized by the Company in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $19.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency Health Services, Inc.'s ("Regency") 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's senior credit facility.

(4) Results for the year ended December 31, 1996, include a $24.0 million charge recognized by the Company to settle certain of the lawsuits brought by shareholders and, as a reduction of this settlement charge, $9.0 million, which was received from the Company's director and officer liability insurance carrier in connection with the settlement. In addition, in 1996, the Company recorded additional expenses of $4.3 million related to monitoring and responding to the investigation by the OIG and to
     responding  to  the  remaining   shareholder   litigation  related  to  the
     announcement of the OIG investigation. The charges do not contain any estimated amounts for settlement of the OIG investigation or remaining shareholder matters.

(5) Results for the year ended December 31, 1995 represent pro forma amount to include pro forma taxes of CareerStaff and Golden Care prior to their conversions to be taxed as C corporations, which occurred in June 1994 and May 1995, respectively.

(6) Results for the year ended December 31, 1995 include a charge of $3.3 million in connection with the payment of an inducement fee to affect the conversion in January 1995 of $39.4 million of the 61/2% Convertible Subordinated Debentures and an extraordinary charge of $3.4 million, net of the related income tax benefit, in connection with the tender offer of the 113/4 Senior Subordinated Notes. Also included in the results of operations for the year ended December 31, 1995 is $5.8 million of transaction-related merger costs incurred in connection with the merger of the Company with CareerStaff (a temporary therapy staffing provider) and Golden Care (a respiratory therapy provider), a $59.0 million impairment loss recorded by the Company which primarily relates to goodwill associated with six of the forty facilities acquired in conjunction with the Mediplex acquisition in 1994, $4.0 million related to averting a strike and negotiating new contracts for certain unionized nursing home employees in Connecticut, and a charge of $5.5 million related to monitoring and responding to the investigation by the OIG and legal fees resulting from the shareholder litigation.

(7) Long-term debt as of December 31, 1999 does not include $1,356.9 million of long-term debt subject to compromise that would be classified as long-term debt except for the Company's bankruptcy filing and the related application of the guidance in SOP 90-7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (collectively referred to as "Sun" or the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States and the United Kingdom. The Company also has operations in Spain, Germany and Australia. The Company operates through four principal business segments. In October 1999, the Company commenced cases under Chapter 11 of the U.S. Bankruptcy Code and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court (see "Recent Developments - Bankruptcy").

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. At December 31, 1999, the Company operated 354 inpatient facilities with 39,867 licensed beds compared to 397 facilities with 44,941 licensed beds at December 31, 1998. Included in the 354 facilities as of December 31, 1999, are 49 facilities with 5,702 licensed beds which the Company has announced its intention to divest or not renew the facility leases. Inpatient services facilities decreased by 43 on a net basis from 397 facilities as of December 31, 1998 to 354 facilities as of December 31, 1999. The net change is comprised of i) the divestiture of 49 facilities due to lease termination through mutual agreements with the lessors, lease expirations or sales, ii) the termination of management agreements on nine facilities, partially offset by iii) the transfer of four assisted living facilities to the inpatient services segment from the other operations segment, iv) the execution of management agreements for six facilities and v) the execution of five lease agreements. During the year ended December 31, 1998, the Company acquired on a net basis, 76 facilities with 8,286 licensed beds including 75 facilities acquired in connection with the RCA acquisition. During 1997, the Company acquired a net 50 facilities with 5,988 licensed beds in addition to 111 facilities with 11,346 licensed beds acquired in connection with the Regency acquisition.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other things, physical, occupational, speech and respiratory therapy services, respiratory therapy supplies, equipment and oxygen to affiliated and nonaffiliated skilled nursing facilities. As of December 31, 1999, the Company's rehabilitation and respiratory therapy services segment provided services to 1,531 facilities in 37 states, of which 1,158 were operated by nonaffiliated parties compared to 1,715 facilities as of December 31, 1998, of which 1,294 were nonaffiliated.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and subacute care facilities. The Company's pharmaceutical subsidiary provided pharmaceutical products and services to 885 long-term and subacute care facilities, including 550 nonaffiliated facilities, as of December 31, 1999, through its 44 pharmacies and one pharmaceutical billing and consulting center. At December 31, 1998, pharmaceutical products and services were provided to approximately 930 facilities including 584 nonaffiliated facilities. The Company's medical supply subsidiary provided products to over 1,622 and 2,100 affiliated and nonaffiliated facilities as of December 31, 1999 and 1998, respectively.

     INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain and Germany as well as acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia. At December 31, 1999, the Company operated 145 inpatient facilities with 8,320 licensed beds in the United Kingdom; 11 inpatient facilities with 1,640 licensed beds in Spain; 17 facilities with 1,217 licensed beds in Germany and five hospitals with 335 licensed beds in Australia compared to 155 facilities with 8,705 licensed beds in the United Kingdom; ten facilities with 1,604 licensed beds in Spain; 16 facilities with 1,135 licensed beds in Germany; and five hospitals with 309 licensed beds in Australia as of December 31, 1998. During 1999 on a net basis, the Company's international operations divested eight facilities which decreased licensed beds by 241 on a net basis. During 1998, the Company acquired or opened 18 facilities with 868 licensed beds in the United Kingdom.

     The Company's international operations also included outpatient therapy services in Canada. The carrying amount of the Canadian assets held for sale was $11.6 million as of December 31, 1998. The Company completed the sale of the Canadian clinics during the first quarter of 1999. The Company recorded losses of approximately $7.0 million, $11.4 million and $2.0 million on the sale of the Canadian clinics during the years ended December 31, 1997, 1998 and 1999, respectively. The results of operations of this business were not material to the Company's consolidated results of operations.

     The Company is currently soliciting offers to purchase its international operations. No assurance can be given that the international operations will be sold or that, if they are sold, the Company will not experience a material loss on the sale.

     As of May 31, 2000, the Company had divested 18 pharmacies in the United Kingdom. See "Recent Developments - Divestitures" and "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements."

OTHER OPERATIONS

     The Company's other operations include temporary therapy services, assisted living services, home health and hospice, software development and other ancillary services. The Company's temporary therapy service operations provided approximately 1.1 million temporary therapy staffing hours to nonaffiliates in 1999 compared to 2.4 million hours in 1998. The assisted living subsidiary operated 22 assisted living facilities with 2,582 beds in the United States as of December 31, 1999 compared to 31 facilities with 3,380 beds at December 31, 1998. Subsequent to December 31, 1999, the Company entered into agreements to sell 16 assisted living facilities See "Recent Developments - Divestitures" and "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements."

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of 98 skilled nursing facilities and assisted living centers in eight states primarily in the southeastern United States. RCA also owned approximately 65% of the Contour Medical, Inc. ("Contour"), a national provider of medical/surgical supplies. The Company also acquired the remaining 35% of Contour on June 30, 1998. Both the RCA merger and the Contour acquisition were accounted for as purchases.

IMPACT OF MEDICARE PPS

     Effective July 1, 1998, Medicare began a four year phase-in of a prospective payment system ("PPS") for Medicare Part A patients which provides for reimbursement of all costs including ancillary services and capital-related costs at a fixed fee. A small percentage of the long-term and subacute care industry transitioned to PPS on July 1, 1998, including the Company's facilities that were acquired in the RCA acquisition. The vast majority of the industry transitioned to PPS on January 1, 1999. The Company's average per diem rates under PPS are less than the amounts received under cost-based reimbursement. The implementation of PPS at the Company's facilities resulted in a significant decline in Medicare revenues. In addition, as a result of the industry-wide reductions in Medicare reimbursement, the Company's nonaffiliated ancillary service customers have significantly reduced their usage of such services. In the first quarter of 1999, the Company experienced a significant and rapid decline in the demand for its ancillary services from its nonaffiliated customers following the implementation of PPS. This reduced demand continued throughout 1999.

     The following table sets forth certain operating data for the Company as of December 31.

                                                                      1999         1998       1997
                                                                      ----         ----       ----
Inpatient Services:
   Facilities                                                          354          397        321
   Licensed beds                                                    39,867       44,941     36,655

Rehabilitation and Respiratory Therapy Service Operations:
   Nonaffiliated facilities served                                   1,158        1,294      1,278
   Affiliated facilities served                                        373          421        287
                                                                 ----------   ----------  ---------
        Total                                                        1,531        1,715      1,565
                                                                 ==========   ==========  =========

Pharmaceutical and Medical Supply Services:
   Nonaffiliated facilities served                                   1,805        2,099        546
   Affiliated facilities served                                        702          936        255
                                                                 ----------   ----------  ---------
        Total                                                        2,507        3,035        801
                                                                 ==========   ==========  =========
International Operations:
   Facilities
      United Kingdom                                                   145          155        137
      Other foreign                                                     33           31         25
                                                                 ----------   ----------  ---------
        Total                                                          178          186        162
                                                                 ==========   ==========  =========

   Licensed beds
      United Kingdom                                                 8,320        8,705      7,837
      Other foreign                                                  3,192        3,048      2,611
                                                                 ----------   ----------  ---------
        Total                                                       11,512       11,753     10,448
                                                                 ==========   ==========  =========

BANKRUPTCY FILING

     On October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown, adverse factors could threaten the Company's existence as a going concern.

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the December 31, 1999 balance sheet as "Liabilities subject to compromise." Additional chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

     The Company has determined that, generally, the fair market value of the collateral is less than the principal amount of its secured prepetition debt obligations; accordingly, the Company has discontinued accruing interest on substantially all of these obligations as of the Filing Date. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits.

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "Liabilities subject to compromise."

RESULTS OF OPERATIONS

     The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

                                                         1999          %         1998          %         1997          %
                                                         ----          -         ----          -         ----          -
Inpatient Services.................................  $ 1,697,518      67.1   $ 2,045,270      66.2    $1,249,861      62.2
Rehabilitation and Respiratory Therapy Services....      234,008       9.3       678,803      22.0       466,358      23.2
Pharmaceutical and Medical Supply Services.........      300,959      11.9       254,455       8.2       157,336       7.8
International Operations...........................      296,906      11.7       285,267       9.2       198,155       9.9
Other Operations...................................      222,219       8.8       283,326       9.2       165,906       8.3
Corporate..........................................            -         -             -         -             -         -
Intersegment Eliminations..........................    (222,571)     (8.8)     (458,661)    (14.8)     (226,796)    (11.4)
                                                   -------------  --------  ------------  --------  ------------   -------

Total Net Revenues.................................  $ 2,529,039      100%    $3,088,460      100%    $2,010,820      100%
                                                   =============  ========  ============  ========  ============   =======

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were approximately $126.9 million, $344.1 million and $180.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were approximately $80.9 million, $78.9 million and $32.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were approximately $14.1 million, $35.6 million and $13.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following table sets forth the amount of net segment earnings (losses) for the years ended December 31 (in thousands):

                                                         1999            1998           1997
                                                         ----            ----           ----
Inpatient Services...............................    $ (245,254)    $ (109,722)         $ 1,619
Rehabilitation and Respiratory Therapy Services..       (43,820)        159,844         119,014
Pharmaceutical and Medical Supply Services.......       (29,633)        (9,729)           7,227
International Operations.........................       (41,878)       (43,906)        (26,646)
Other Operations.................................       (51,547)       (17,769)           3,518
                                                   ---------------  -------------  --------------
Earnings (losses) before income taxes, corporate
  allocation of interest and management fees.....      (412,132)       (21,282)         104,732
Corporate........................................       (50,216)       (37,849)         (1,850)
Intersegment eliminations........................              -              -               -
                                                   ---------------  -------------  --------------

Net segment earnings (losses)....................    $ (462,348)      $(59,131)        $102,882
                                                   ===============  =============  ==============

     The net segment earnings amounts detailed above do not include the following items: legal and regulatory matters, net; loss on sale of assets, net; loss on termination of interest rate swaps; impairment loss; restructuring costs; reorganization costs, net; income taxes, extraordinary items; and cumulative effect of a change in accounting principle.

     In accordance with SOP 90-7, items of expense or income that are incurred or realized by the Company because it is in reorganization are classified as reorganization costs in the Company's Consolidated Statement of Earnings (Losses). As a result, net segment earnings (losses) do not include interest earned subsequent to the Filing Date on cash accumulated because the Company is not paying its prepetition obligations. Interest earned prior to the Filing Date is included in net segment earnings (losses). Debt discounts and deferred issuance costs that were written-off after the Filing Date in accordance with SOP 90-7 are not included in the net segment earnings (losses). The amortization of debt discounts and deferred issuance costs prior to the Filing Date are included in net segment earnings (losses). Losses on sales of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment earnings which is consistent with their treatment prior to the Filing Date.

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocates these to its segments through management fees and intercompany interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon average net asset balances at rates determined by management.

     The following discussions of the "Year Ended December 31, 1999 compared to the Year Ended December 31, 1998" and the "Year Ended December 31, 1998 compared to the Year Ended December 31, 1997" is based on the financial information presented in "Note 21 - Segment Information, in the Company's Consolidated Financial Statements."

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

INPATIENT SERVICES

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $347.8 million from $2,045.3 million for the year ended December 31, 1998, to $1,697.5 million for the year ended December 31, 1999, a 17% decrease. Net revenues were negatively impacted in 1999 and 1998 by certain changes in accounting estimates for third party settlements (see "Effects from Changes in Reimbursement" and "Note 3 to the Company's Consolidated Financial Statements" for information regarding the Company's revenue recognition policy).

     In 1999, the Company recorded negative revenue adjustments totaling approximately $105.0 million. The negative revenue adjustments included reserves of approximately $83.9 million for certain Medicare cost reimbursements, primarily requests for exceptions to the Medicare established routine cost limitations which are not being paid pursuant to an agreement with the federal government pending confirmation of a plan of reorganization. In addition, the negative revenue adjustments included approximately $11.3 million for the projected settlement of the 1998 facility cost reports based on the Company's filing of the 1998 cost reports with its fiscal intermediary and approximately $9.8 million of negative revenue adjustments related to the actual or projected results of certain Medicare and Medicaid cost report audits. Historically, such reimbursement was formula based and approval ordinarily given upon confirmation of the calculation by the Company's fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined. As a result of the agreement, the Company believes it is unlikely that it will recover these receivables and accordingly has substantially reserved the amount outstanding. See Item 1 - "Certain Additional Business Risks - Risks Associated with Reimbursement Process."

     In 1998, the Company recorded negative revenue adjustments totaling approximately $22.3 million. The negative revenue adjustments included approximately $11.8 million related to the actual or projected results of certain Medicare and Medicaid cost report audits, reserves of approximately $8.1 million for certain Medicare cost reimbursements and approximately $1.8 million for the projected settlement of the 1997 cost reports based on the Company's filing of the 1997 cost reports with its fiscal intermediaries.

     Excluding the effect of the negative revenue adjustments of approximately $105.0 million and $22.3 million in 1999 and 1998, respectively, and $196.7 million and $119.9 million of net revenues in 1999 and 1998, respectively, from the facilities acquired in the RCA acquisition on June 30, 1998, net revenues declined $341.8 million or 17.6 %. This decrease is primarily the result of the reduced Medicare rates received under PPS in 1999. Excluding the effect of the RCA acquisition on Medicare revenues, average Medicare rates declined by approximately 50.7%.

     Operating expenses, which include rent expense of $207.0 million and $217.8 million for the years ended December 31, 1999 and 1998, respectively, decreased 10.8% from $1,921.2 million for the year ended December 31, 1998, to $1,713.2 million for the year ended December 31, 1999. After considering $194.3 million and $126.3 million of operating expenses for 1999 and 1998, respectively related to the facilities acquired in the RCA acquisition, operating expenses decreased $276.0 million or 15.4%. The decrease resulted primarily from the restructuring plan in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues excluding the effect of the RCA acquisition and the negative revenue adjustments, increased from 92.2% for the year ended December 31, 1998, to 94.6% for the year ended December 31, 1999. The increase in operating expenses as a percentage of net revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients. It is expected that revenues and operating margins will continue to be significantly and adversely affected by the rates under PPS.

     Corporate general and administrative expenses, which include regional costs for the supervision of operations, decreased 15.6% from $34.0 million for the year ended December 31, 1998, to $28.7 million for the year ended December 31, 1999. Excluding the impact of the negative revenue adjustments, corporate general and administrative expenses were 1.7% of the net revenues for the years ended December 31, 1998 and 1999.

     Provision for losses on accounts receivable increased 203.8% from $15.7 million for the year ended December 31, 1998, to $47.7 million for the year ended December 31, 1999. Excluding the impact of the negative revenue adjustments and the effect of the RCA acquisition, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.8% for the year ended December 31, 1998, to 2.7% for the year ended December 31, 1999. The Company increased its provision for losses on accounts receivable in response to deterioration in the aging of the accounts receivable.

     Excluding the impact of the negative revenue adjustment and the effect of the RCA acquisition, depreciation and amortization decreased 32.6% from $39.3 million for the year ended December 31, 1998, to $29.0 million for the year ended December 31, 1999. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain fixed and intangible assets in the fourth quarter of 1998 and the second quarter of 1999.

     Net interest expense increased 53.1% from $6.4 million for the year ended December 31, 1998 to $9.8 million for the year ended December 31, 1999. The interest expense increase is primarily a result of certain facility specific debt assumed in the RCA acquisition offset by the interest that was not paid or accrued following the October 14, 1999 bankruptcy filing. See "Note 2 - Petitions for Reorganization under Chapter 11 to the Company's Consolidated Financial Statements."

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 65.5% from $678.8 million for the year ended December 31, 1998 to $234.0 million for the year ended December 31, 1999. Revenues from services provided to affiliated facilities decreased from $344.1 million for the year ended December 31, 1998 to $126.9 million for the year ended December 31, 1999, a decrease of 63.1%. Revenues from services provided to nonaffiliated facilities decreased approximately $227.6 million, or 68.0%, from $334.7 million for the year ended December 31, 1998 to $107.1 million for the year ended December 31, 1999. Nonaffiliated facilities served decreased 10.5% from 1,294 in 1998, to 1,158 in 1999. These decreases are a result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory models in an effort to better control costs under a fixed reimbursement system. This was especially existent within respiratory therapy as this service was not covered under the ancillary component of the new PPS rate structure. For rehabilitation services, therapy hours worked decreased from approximately 10.1 million in 1998 to approximately
3.4 million in 1999, or 66.3%, indicating the volume decline; and revenues per facility served decreased from approximately $33,300 per month in 1998 to approximately $17,200 per month in 1999, or 48.3%.

     Operating expenses decreased 50.1% from $428.9 million for the year ended December 31, 1998, to $213.9 million for the year ended December 31, 1999. Included in operating costs are write-downs to net realizable value of $19.0 million for inventory and software related to the Company's continued shut-down of its therapy equipment manufacturing operation, the operating results of which are immaterial. The operating expense decrease resulted primarily from the decline in demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company. See "Other Special and Non-Recurring Charges - Restructuring Costs." In addition, demand for the Company's respiratory therapy services business has declined significantly, since respiratory therapy is no longer reimbursed under PPS, while costs have not declined proportionately as the Company's respiratory therapy services develops new operating strategies. Operating expenses, excluding the write-downs, as a percentage of total segment revenue increased from 63.2% for the year ended December 31, 1998 to 83.3% for the year ended December 31, 1999. This increase is attributable to the decline in average revenue per therapy mod while salaries and wage costs per mod decreased by a smaller percentage.

     Provision for losses on accounts receivable increased 15.2% from $29.6 million for the year ended December 31, 1998, to $34.1 million for the year ended December 31, 1999. As a percentage of net revenues, provision for losses on accounts receivable increased from 4.4% for the year ended December 31, 1998, to 14.6% for the year ended December 31, 1999. The increase is a result of additional reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Depreciation and amortization decreased 25.8% from $9.7 million for the year ended December 31, 1998 to $7.2 million for the year ended December 31, 1999. The decrease is primarily a result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain fixed and intangible assets in the fourth quarter of 1998 and the second quarter of 1999.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased 18.3% from $254.5 million for the year ended December 31, 1998, to $301.0 for the year ended December 31, 1999. Approximately $64.9 million of this increase is a result of the Company's acquisition of Contour in connection with the RCA acquisition in June 1998.

     Operating expenses increased 22.6% from $222.1 million for the year ended December 31, 1998, to $272.2 million for the year ended December 31, 1999. The increase is primarily related to operating expenses attributable to the increased revenue of the Company's medical supply operations. Operating expenses as a percentage of revenue increased from 87.3% for the year ended December 31, 1998 to 90.4% for the year ended December 31, 1999. This increase is primarily a result of the acquisition of Contour, whose business has higher operating costs than the Company's pharmacy services operation.

     Provision for losses on accounts receivable increased 163.7% from $10.2 million for the year ended December 31, 1998, to $26.9 million for the year ended December 31, 1999. As a percentage of net revenues, the provision for losses on accounts receivable increased from 4.0% for the year ended December 31, 1998 to 8.9% for the year ended December 31, 1999. This increase is a result of the effect PPS has had on nonaffiliated customers' cash flow (as discussed above under Rehabilitation and Respiratory Therapy Services). In addition, the Company recorded additional reserves for its Medicare Part B billing operation related to increased aging of accounts receivable.

     Depreciation and amortization decreased 35.2% from $10.8 million for the year ended December 31, 1998 to $7.0 million for the year ended December 31, 1999. As a percentage of net revenues, depreciation and amortization expense decreased from 4.2% for the year ended December 31, 1998 to 2.3% for the year ended December 31, 1999, respectively. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain fixed and intangible assets in the fourth quarter of 1998 and the second quarter of 1999.

INTERNATIONAL OPERATIONS

     Revenue from international operations excluding the effect of the disposition of the Canadian operation increased $26.8 million, or 9.9%, from approximately $270.1 million for the year ended December 31, 1998 to $296.9 million for the year ended December 31, 1999. Approximately $12.0 million of the increase is attributable to an increase in available beds and occupancy rates in the United Kingdom, Spain and Germany during 1999. The Company experienced general growth in pharmacy and supply distribution sales of approximately $5.0 million and an incremental increase of approximately $9.0 million from the pharmacy operations it purchased in Australia during the fourth quarter of 1998.

     Operating expenses, excluding the effect of the disposition of the Canadian operations, which include rent expenses of $41.1 million and $31.1 million for the years ended December 31, 1998 and 1999, respectively, increased approximately 15.9% from $238.1 million for the year ended December 31, 1998 to $275.9 million for the year ended December 31, 1999. As a percentage of net revenues, operating expenses increased from 88.2% in 1998 to 92.9% in 1999. The increase is primarily attributable to increased temporary staffing costs in the U.K. due to a nursing shortage and increases in rent expense primarily as a result of the sales-leaseback of 27 facilities completed in October 1998 and 11 facilities in July 1999.

     Depreciation and amortization for international operations, excluding the effect of the disposition of the Canadian operations, decreased $5.1 million from $17.9 million for the year ended December 31, 1998, to $12.8 million for the year ended December 31, 1999. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain fixed and intangible assets in the fourth quarter of 1998 and the second quarter of 1999.

     Net interest expense, excluding the effect of the disposition of the Canadian operations, decreased 31.3% from $19.2 million for the year ended December 31, 1998 to $13.2 million for the year ended December 31, 1999. The decrease is due to the reduction of long-term debt through the proceeds of the sale-leaseback of 32 facilities completed in October 1998 and 11 facilities in July 1999. Net interest expense as a percentage of net revenues decreased from 6.8% from the year ended December 31, 1998 to 4.4% for the year ended December 31, 1999.

     The Company is currently soliciting offers to purchase its international operations. No assurance can be given that the international operations will be sold or that if they are sold, the Company will not experience a material loss on the sale. See "Note 24 - Subsequent Events, in the Company's Consolidated Financial Statements."

OTHER NON-REPORTABLE SEGMENTS AND CORPORATE GENERAL ADMINISTRATIVE DEPARTMENTS

     Non-reportable segments include temporary therapy staffing, home health, software development and other ancillary services. Revenues from other non-reportable segments decreased 21.6% from $283.3 million for the year ended December 31, 1998, to $222.2 million for the year ended December 31, 1999. Operating expenses decreased 16.0% from $261.3 million for the year ended December 31, 1998, to $219.6 million for the year ended December 31, 1999. Operating expenses as a percentage of revenues were 98.8% and 92.2% for the years ended December 31, 1999 and 1998, respectively. Total revenues and operating expenses for non-reportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing majority owned subsidiary, which was adversely affected by the long-term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's majority owned subsidiary, Shared Healthcare Systems, Inc. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's software products are not expected to reach the stage under which capitalization is permitted until sometime in 2001.

     Corporate general and administrative costs not directly attributed to segments decreased 15.6% from $131.8 million for the year ended December 31, 1998, to $116.3 million for the year ended December 31, 1999. As a percentage of consolidated net revenues of $3,088.5 million and $2,529.0 million for the years ended December 31, 1998 and 1999, respectively, corporate general and administrative expenses not directly attributed to segments increased from 4.5% in 1998 to 4.6% in 1999. Although costs declined, corporate general and administrative costs as a percentage of consolidated net revenues increased as the Company was unable to reduce overhead costs as quickly as net revenues decreased in 1999.

     Net interest expense not directly attributed to segments decreased 6.2% from $105.3 million for the year ended December 31, 1998 to $98.8 million for the year ended December 31, 1999. As a percentage of consolidated net revenues, interest expense increased from 3.4% for the year ended December 31, 1998 to 3.9% for the year ended December 31, 1999. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as a result of non-compliance under certain financial covenants under the Senior Credit Facility, and (iii) and increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998. The preceding was offset by approximately $30.5 million of interest expense that was not paid or accrued in accordance with SOP 90-7 following the Filing Date.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345 million of 7% Convertible Trust Issued Preferred Securities ("CTIPS"). The Company paid interest of approximately $12.8 million and $6.0 million in 1998 and 1999, respectively. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer interest payments. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continues to accrue. See "Note 14 - Convertible Trust Issued Securities in the Company's Consolidated Financial Statements."

     The Company does not expect to make principal or interest payments on the CTIPS in the future. In 1999, the amount of accrued and deferred interest was approximately $17.3 million.

OTHER SPECIAL AND NON-RECURRING CHARGES

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business segment. The long-lived assets are considered to be impaired when the expected future cash flows of the inpatient facilities or other business segment divisions do not exceed the carrying balances of the goodwill or other long-lived assets. The Company recorded a non-cash impairment charge of $397.4 million in 1998 due primarily to the anticipated decrease in net revenue caused by the implementation of the Medicare PPS reimbursement method. In the second quarter of 1999, the Company determined that its future net revenues would be less than projected in connection with its 1998 impairment analysis. As a result of the reduction in projected future net revenues, the Company determined that its investment in certain facilities and operations was impaired; a $400.0 million charge was recorded in the second quarter of 1999 for long-lived asset impairment. In the third and fourth quarters of 1999, the Company became aware that the projected net cash flows from additional facilities and operations were not sufficient for the Company to recover its investments in those facilities or operations. A loss of $57.4 million was recorded in the second half of 1999 due to the impairment of these long-lived assets. The 1998 charge included approximately $293.1 million related to its inpatient services facilities segment, $41.0 million related to its rehabilitation and respiratory therapy services segment, $36.7 million related to certain inpatient facilities in the United Kingdom, $3.0 million related to two pharmacies in its pharmaceutical and medical supply services segment and approximately $23.6 million related to other operations. The 1999 charge included approximately $295.0 million related to its inpatient services facilities segment, $60.5 million related to its rehabilitation and respiratory therapy services segment, $61.3 million related to its international operations segment, $31.6 million related to its pharmaceutical and medical supply services segment and approximately $9.0 million related to other operations.

     The significant write-down of goodwill and other long-lived assets resulted from the decline in the level of Medicare reimbursement and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services due to the industry changes mandated by PPS. Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's Consolidated Financial Statements."

LOSS ON SALE OF ASSETS, NET

     The Company recorded a non-cash charge of approximately $206.2 million in 1998 and a net non-cash charge of $85.7 million in 1999 due to lease terminations through mutual agreements with the lessors, expiration of certain facility lease agreements in the ordinary course of business and the sale of certain other facilities and operations. See "Note 7 - Impairment of Long-Lived Assets Held for Sale in the Company's Consolidated Financial Statements."

LEGAL AND REGULATORY MATTERS, NET

     The Company recorded charges for litigation and investigation costs of approximately $22.5 million for the year ended December 31, 1998 for professional fees and settlement costs related to certain legal and regulatory matters. The charge includes (i) approximately $8.0 million for the settlement of a shareholder suit related to the Company's acquisition of SunCare in 1995;
(ii) approximately $8.2 million for estimated costs to resolve the investigation by the Connecticut Department of Social Services; and (iii) approximately $5.5 million provided for certain monetary penalties and general legal costs of its inpatient services segment.

     In 1999, the Company reversed $3.1 million of the reserves recorded in 1998 that were determined to not be needed in 1999. Also in 1999, the Company recorded a charge of $3.1 million related primarily to costs associated with certain regulatory matters. See "Note 18 - Other Events in the Company's Consolidated Financial Statements."

RESTRUCTURING COSTS

     In the fourth quarter of 1998, the Company initiated a restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of December 31, 1998, the Company had terminated 1,440 employees, and paid approximately $1.4 million and $0.1 million in termination benefits and lease termination costs, respectively. As of December 31, 1998, the Company's 1998 corporate restructuring costs reserve balances relating to employee terminations and lease termination costs were approximately $2.3 million and $0.8 million, respectively. During 1999 the Company paid approximately $1.1 million relating to employee terminations. As of December 31, 1999, approximately $1.2 million of the 1998 corporate restructuring costs reserve balance of approximately $2.0 million is comprised of prepetition severance accruals that are classified as liabilities subject to compromise. In 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. The amounts paid out during 1999 were consistent with the charge recorded in 1999. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

     During 1999, the Company recorded financial restructuring costs of $16.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9 1/2% Subordinated Notes and in preparation for its filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

REORGANIZATION COSTS, NET

     Reorganization costs under chapter 11 are items of expense or income that are incurred or realized by the Company because it is in reorganization. These include, but are not limited to, professional fees and similar types of expenditures incurred directly relating to the chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Company because it is not paying its prepetition liabilities. The 1999 reorganization costs included charges of $37.6 million for the write-off of debt discounts and deferred issuance costs on indebtedness that is subject to compromise, $7.1 million to reserve for losses on skilled nursing facilities that the Company decided to divest subsequent to the Filing Date, $4.1 million for professional fees, and a credit of $0.7 million for interest earned on cash accumulated because the Company is not paying its prepetition liabilities.

EXTRAORDINARY LOSS

     In 1998, the Company recorded an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss of $14.0 million relates to the permanent pay-down of $300 million of the term loan portion of the Company's credit facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5 which resulted in a cumulative effect of a change in accounting principle charge of $12.8 million.

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the year ended December 31, 1999 was $1,089.5 million compared to a net loss of $753.7 million for the year ended December 31, 1998. The net loss before extraordinary loss and cumulative effect of change in accounting principle for the year ended December 31, 1999 was $1,076.6 million compared to $743.4 million for the year ended December 31, 1998. The loss in 1998 and 1999 was due to the negative revenue adjustments for change in estimates for third party settlements; the increased reserves for self-insured workers compensation claims, the increased allowance for doubtful accounts and the implementation of PPS and its resulting adverse impact on the demand for ancillary services.

     Income tax expense for the year ended December 31, 1999, was $0.2 million compared to $53.6 million for the year ended December 31, 1998. In 1999, the Company increased the valuation allowance by $311.7 million to fully reserve for deferred tax assets (including net operating loss carryforwards and impairment writedowns) which may not be realized. A compromise of debt resulting from an approved plan of reorganization is likely to result in a significant reduction in tax loss and tax credit carryforwards. In addition, a change in ownership in an approved plan of reorganization could materially impact the Company's ability to utilize any remaining tax loss and tax credit carryforwards. In 1998, the Company increased the valuation allowance by $115.5 million for deferred tax assets which may not be realized.

     Income tax expense for the year ended December 31, 1998 was $53.5 million compared to $41.2 million for the year ended December 31, 1997. In 1998, the Company increased its valuation allowance by $115.5 million for deferred tax assets which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1998 the Company established a valuatin allowance of $12.5 million for U.K. deferred tax assets, which may not be realizable. In addition, the Company's effective tax rate for 1998 was unfavorably impacted by the significant loss incurred and the resulting disproportionate effect of non-deductible items such as goodwill amortization. Excluding the above increases in valuation allowances, the resulting tax benefit is 10.8% of the consolidated net loss before income taxes and extraordinary loss compared to an effective tax rate of 47.1% in 1997.


      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

INPATIENT SERVICES

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $795.4 million from $1,249.9 million for the year ended December 31, 1997, to $2,045.3 million for the year ended December 31, 1998, a 63.6% increase. Net revenues were negatively impacted in 1998 and 1997 by certain changes in accounting estimates for third party settlements (See - Note 3 to the Consolidated Financial Statements for information regarding the Company's revenue recognition policy). In the fourth quarter of 1998, the Company recorded negative revenue adjustments totaling approximately $33.3 million primarily for the projected settlement of 1997 facility cost reports which were not final settled as of December 31, 1998, and the projected settlement of the 1998 cost reports based on historical information. The $33.3 million negative revenue adjustments represent approximately 3.8% of total Medicare revenues. In the fourth quarter of 1997, the Company recorded negative revenue adjustments totaling approximately $15 million resulting from changes in accounting estimates of amounts realizable from third party payors.

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

     Operating expenses, which include rent expense of $217.8 million and $122.9 million for the year ended December 31, 1998 and 1997, respectively, increased 69.5% from $1,133.6 million for the year ended December 31, 1997, to $1,921.2 million for the year ended December 31, 1998. The increase resulted primarily from the net increase of 237 leased or owned facilities acquired at various times since December 31, 1996. Operating expenses as a percentage of net revenues increased from 90.7% for the year ended December 31, 1997 to 93.9% for the year ended December 31, 1998. The increase in operating expenses as a percentage of revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's RCA facilities effective July 1, 1998, and the effect of the negative revenue adjustments discussed above for which there was not a corresponding reduction in operating expenses. In addition, operating expenses were negatively impacted by state-mandated changes in Regency workers' compensation self-insurance reserves, primarily related to preacquisition periods and increases in rent expense for therapy and computer equipment rentals.

     Corporate general and administrative expenses, which include regional costs, related to the supervision of operations, increased 125.2% from $15.1 million for the year ended December 31, 1997 to $34.0 million for the year ended December 31, 1998. As a percentage of net revenues, corporate general and administrative expenses increased from 1.2% for the year ended December 31, 1997, to 1.7% for the year ended December 31, 1998. The increase was primarily due to an increase in costs relating to the expansion of the Inpatient Service segment's corporate and regional infrastructure to support newly acquired operations including the acquisition of Regency and RCA.

     Provision for losses on accounts receivable increased 214.0% from $5.0 million for the year ended December 31, 1997, to $15.7 million for the year ended December 31, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 0.4% for the year ended December 31, 1997, to 0.8% for the year ended December 31, 1998. The change was primarily due to increased aging of certain accounts receivable.

     Depreciation and amortization increased 82.3% from $22.6 million for the year ended December 31, 1997, to $41.2 million for the year ended December 31, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 1.8% for the year December 31, 1997, to 2.0% for the year ended December 31, 1998. The increase is primarily a result of amortization of goodwill recorded in connection with the acquisitions of Regency in October 1997 and RCA in June 1998.

     Net interest expense increased 56.1% from $4.1 million for the year ended December 31, 1997, to $6.4 million for the year ended December 31, 1998. As a percentage of net revenues, interest expense remained consistent at 0.3% for the years ended December 31, 1997 and 1998, respectively. The increase is primarily a result of facility specific debt assumed in the RCA acquisition.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services increased 45.6% from $466.4 million for the year ended December 31, 1997, to $678.8 for the year ended December 31, 1998. Revenues from services provided to affiliated facilities increased from $180.3 million for the year ended December 31, 1997, to $344.1 million for the year ended December 31, 1998, an increase of 90.8%. This increase is a result of the net 237 inpatient facilities acquired or opened at various times since December 31, 1996. Revenues from services provided to nonaffiliated facilities increased approximately $48.5 million, or 16.9%, from $286.1 million for the year ended December 31, 1997, to $334.6 million for the year ended December 31, 1998. Nonaffiliated facilities served increased 1.3% from 1,278 in 1997, to 1,294 in 1998. In the fourth quarter of 1998, revenues from nonaffiliated facilities decreased significantly from $93.6 million in 1997 to $63.9 million in 1998, a 31.7% decrease. The decrease is a result of the industry's transition to PPS and the resulting decline in demand for the Company's therapy services.

     In addition to the decline in demand for the Company's therapy services, market rates for these services declined significantly in the fourth quarter of 1998 and the first quarter of 1999. This decline is attributed to downward pricing pressure as a result of an excess supply of therapy service providers due to the industry's restructuring in response to decreased reimbursement under PPS.

     Operating expenses increased 40.0% from $306.2 million for the year ended December 31, 1997, to $428.8 million for the year ended December 31, 1998. The increase resulted primarily from the increase in the number of facilities served from 1,565 to 1,715 for the years ended December 31, 1998 and 1997, respectively. Operating expenses as a percentage of total segment revenue decreased from 65.7% for the year ended December 31, 1997, to 63.2% for the year ended December 31, 1998.

     Provision for losses on accounts receivable increased 215.0% from $9.4 million for the year ended December 31, 1997 to $29.6 million for the year ended December 31, 1998. As a percentage of net revenues, provision for losses on accounts receivable increased from 2.0% for the year ended December 31, 1997 to 4.4% for the year ended December 31, 1998. Approximately $11.7 million of this increase was recognized in connection with the financial deterioration of a major customer in the fourth quarter of 1997. The remaining increase is a result of additional reserves recorded due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company. Other nonaffiliated customers, in preparation for the impending transition to PPS have slowed, reduced or stopped payment for service because of the adverse effect PPS will have on their cash flow.

     Depreciation and amortization increased 131.0% from $4.2 million for the year ended December 31, 1997 to $9.7 million for the year ended December 31, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 0.9% for the year December 31, 1997 to 1.4% for the year ended December 31, 1998. The increase is primarily a result of the expansion of the Company's respiratory therapy and therapy equipment manufacturing businesses in 1998, as well as amortization of goodwill recorded in connection with the acquisition of Regency's therapy subsidiary in October 1997.

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

     Depreciation and amortization increased 227.3% from $3.3 million for the year ended December 31, 1997 to $10.8 million for the year ended December 31, 1998. As a percentage of net revenues, depreciation and amortization expense increased from 2.1% for the year December 31, 1997 to 4.2% for the year ended December 31, 1998. The increase is primarily a result of the amortization of goodwill recorded in connection with the acquisition of Regency's pharmacy operation in October 1997 and the RCA and Contour acquisitions in June 1998.

INTERNATIONAL OPERATIONS

     Revenues from international operations increased $87.1 million, or 44.0%, from approximately $198.2 million for the year ended December 31, 1997 to $285.3 million for the year ended December 31, 1998. Approximately $43.4 million of this increase is a result of acquisitions in late 1997 and 1998 in Germany and Australia. An additional $44.5 million of this increase was provided by United Kingdom inpatient services whose net revenues increased from $168.3 million for the year ended December 31, 1997 to $212.8 million for the year ended December 31, 1998. The increase in United Kingdom revenues is due to the addition of 18 facilities during 1998 as well as an increase in occupancy rates from 77.6% in 1997 to 80.3% in 1998.

     Operating expenses, which include rent expense of $14.7 million and $31.2 million for the years ended December 31, 1997 and 1998, respectively, increased approximately 53.3% from $163.6 million for the year ended December 31, 1997 to $250.8 million for the year ended December 31, 1998. As a percentage of revenues, operating expenses increased from 82.6% in 1997 to 87.9% in 1998. In addition to increased operating costs associated with acquisitions in new international markets, operating costs in the United Kingdom were impacted by increased temporary staffing costs due to a nursing shortage. Increases in rent expense are primarily a result of expansion into new international markets and the sale-leaseback of 32 facilities completed in October 1998.

     Depreciation and amortization for international operations increased $3.8 million from $15.5 million for the year ended December 31, 1997 to $19.3 million for the year ended December 31, 1998. Approximately $2.4 million of this increase is directly attributed to acquisitions in late 1997 and 1998 in Germany and Australia.

OTHER   NON-REPORTABLE   SEGMENTS  AND  CORPORATE  GENERAL  AND   ADMINISTRATIVE
DEPARTMENTS

     Non-reportable segments include temporary therapy staffing, home health, software development and other ancillary services. Revenues from other non-reportable segments increased 70.6% from $165.9 million for the year ended December 31, 1997 to $283.1 million for the year ended December 31, 1998.
Operating  expenses  increased  76.4%  from  $148.1 million  for the year  ended
December 31, 1997 to $261.3 million for the year ended December 31, 1998. Operating expenses as a percentage of revenues were 89.3% and 92.2% for the years ended December 31, 1997 and 1998, respectively. Total revenues and operating expenses for non-reportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses relates primarily to acquisitions in the Company's home health, disease state management, laboratory and radiology subsidiaries. Operating results were negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until late 1999 or 2000. In addition, the Company's temporary therapy staffing business' results were adversely affected by the long-term care industry's transition to PPS. Nonaffiliated revenues declined 73.8% in the fourth quarter of 1998 as compared to the same period in 1997.

     Corporate general and administrative costs not directly attributed to segments increased 93.8% from $71.1 million for the year ended December 31, 1997 to $137.8 million at December 31, 1998. As a percentage of consolidated net revenues of $3,088.5 million and $2,010.8 million for the years ended December 31, 1998 and 1997, respectively, corporate general and administrative expenses not directly attributed to segments increased from 3.5% to 4.5%. This increase was primarily due to an increase in costs relating to the expansion of the Company's corporate infrastructure to support newly acquired domestic operations including Regency and RCA, as well as implementation of new business strategies.

     Net interest expense not directly attributed to segments increased 95.7% from $53.8 million for the year ended December 31, 1997 to $105.3 million for the year ended December 31, 1998. As a percentage of consolidated net revenues, interest expense increased from 2.7% for the year ended December 31, 1997 to 3.4% for the year ended December 31, 1998. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of $250 million of 9 1/2% Notes in July 1997 and the Company's issuance of $150 million of 93/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as compared to the previous credit facility that was retired in October 1997, (iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1997 and 1998 and (iv) offset partially by the Company's hedging strategy (see "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1999, the Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case with the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with up to $200.0 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of $10.0 million or 50% of the aggregate value of eligible inventory.

     On November 12, 1999, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of May 31, 2000, up to approximately $132.0 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $40.1 million and had issued approximately $19.1 million in letters of credit. In addition to the available funds under the DIP financing agreement, the Company had cash book balances at May 31, 2000 of approximately $25.0 million. In July 2000, the Company obtained waivers on several defaults under the DIP Financing Agreement, subject to certain conditions. If the Company is unable to comply with the covenants contained in the DIP Financing Agreement or is unable to obtain a waiver of any such future covenant violation, then the Company would lose its ability to borrow under the DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 8 - Debtor-in-Possession Financing in the Company's Consolidated Financial Statements."

     Under the Bankruptcy Code, actions to collect prepetition indebtedness are enjoined. In addition, the Company may reject real estate leases, unexpired lease obligations and other prepetition executory contracts under the Bankruptcy Code. The Company is analyzing and reviewing its lease portfolio and expects to terminate certain leases and/or seek rent relief for certain facilities. Parties affected by these rejections may file claims with the Bankruptcy Court. If the Company is able to successfully reorganize, substantially all liabilities as of the petition date would be treated under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. The specific terms of the agreement in principle are reflected in a restructuring term sheet dated October 26, 1999, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated October 14, 1999 and filed October 26, 1999. Implementation of the agreement in principle is subject to appropriate documentation, including a Chapter 11 plan of reorganization, and approval by the Bankruptcy Court, among other things. If approved, the agreement in principle would provide Sun's bank lenders with cash, new senior long-term debt, new preferred stock and new common stock. Sun's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides no recoveries for the holders of Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities, or common stock. The Company and other parties to the agreement in principle have initiated discussions to amend the agreement in principle. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the agreement in principle.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future successful operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as current liabilities as of December 31, 1998 and as liabilities subject to compromise as of December 31, 1999 in the Company's Consolidated Balance Sheets.

     For the year ended December 31, 1999, net cash provided by operations was $7.3 million compared to net cash used for operations for the year ended December 31, 1998 of $45.6 million. The net cash provided by operations for the year ended December 31, 1999 is primarily the result of the receipt of income tax refunds of $49.4 million. Excluding the income tax refunds, net cash used by operations was $42.1 million, which reflects lower cash received from non-affiliated ancillary customers. The decrease was partially offset by a slowdown in accounts payable and interest payments.

     The Company incurred $102.5 million in capital expenditures during the year ended December 31, 1999. Expenditures related primarily to the construction of a corporate office building, the construction of two inpatient facilities in the United States and two inpatient facilities in the United Kingdom and routine capital expenditures. The Company had construction commitments as of December 31, 1999, under various contracts of $7.2 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility.

     In the fourth quarter of 1998, the Company initiated a restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of December 31, 1998, the Company had terminated 1,440 employees, and paid approximately $1.4 million and $0.1 million in termination benefits and lease termination costs, respectively. As of December 31, 1998, the Company's 1998 corporate restructuring costs reserve balances relating to employee terminations and lease termination costs were approximately $2.3 million and $0.8 million, respectively. During 1999 the Company paid approximately $1.1 million relating to employee terminations. As of December 31, 1999, approximately $1.2 million of the 1998 corporate restructuring costs reserve balance of approximately $2.0 million is comprised of prepetition severance accruals that are classified as liabilities subject to compromise. In 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. The amounts paid out during 1999 were consistent with the charge recorded in 1999. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

     During 1999, the Company recorded financial restructuring costs of $16.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9 1/2% Subordinated Notes and in preparation for its filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program for 2000 will not have a material adverse impact on the Company's financial condition and results of operations or that the Company will not be required to continue this program in future years. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid insurance in premiums and deductibles.

     The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for 12.0%, 9.0% and 10.0% of the Company's total net revenues during the years ended December 31, 1999, 1998 and 1997, respectively, and 19.0% and 17.0% of the Company's consolidated total assets as of December 31, 1999 and 1998, respectively. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     The Company, through its United Kingdom subsidiary, entered into sales-leaseback transactions in 1999, 1998 and 1997. During 1999, the Company's United Kingdom subsidiary sold 11 long-term care facilities for approximately $38.6 million in cash and leased the 11 facilities back under twelve-year lease terms. During 1998, the Company's United Kingdom subsidiary sold 7 of its long-term care facilities and land for approximately $117.9 million in cash. Five of the long-term care facilities were leased-back under operating leases with lease terms ranging from 11 to 20 years. During 1997, the Company's United Kingdom subsdiary sold 27 long-term care facilities for approximately $49.3 million and leased them back under twelve-year terms. Also during 1997, the Company sold five of its long-term care and subacute care facilities in the United States for approximately $31.2 million in cash and approximately $5.6 million in assumption of debt. The five facilities were leased-back under fourteen-year leases.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses including assisted living facilities, rehabilitation hospitals, certain other inpatient facilities and other non-core businesses. The Company recorded a loss of $159.8 million in the fourth quarter of 1998 to reduce the carrying amount of these businesses identified for disposal to fair value based on estimates of selling value and costs to sell. The aggregate carrying amount of assets held for sale is $192.4 million at December 31, 1998. During 1999, the Company decided not to divest the rehabilitation hospitals, certain other inpatient facilities and certain other non-core businesses because the Company believed that the offers it received for these businesses were not sufficient. In 1999, the Company identified additional inpatient facilities for disposal. Certain of these facilities were operated under long-term operating leases which the Company has or intends to terminate based on mutual agreements with the lessors or will transfer to other parties. The aggregate carrying amount of the assets held for sale is $70.6 million at December 31, 1999. The Company recorded a net loss on the sale of assets of $85.8 million for the year ended December 31, 1999, which is recorded in loss on sale of assets, net and reorganization costs in the Company's Consolidated Statements of Earnings (Losses).

     During the year ended December 31, 1999, Sun divested 49 skilled nursing facilities, twelve assisted living facilities (four of which the Company managed through the first quarter of 2000), a parcel of land and its hospice operations in the United States. The aggregate cash consideration received was approximately $4.1 million, $4.6 million and $0.2 million for the assisted living facilities, parcel of land and the hospice operations, respectively. The Company did not receive any cash consideration from the skilled nursing facility divestitures. In addition, the Company received parcels of land valued at approximately $9.2 million and a note receivable of approximately $1.0 million for the assisted living facility divestitures. The aggregate debt, capital lease obligations, notes payable and other liabilities assumed by the purchasers and successors of the skilled nursing facilities and the assisted living facilities were approximately $10.7 million and $21.0 million, respectively. The aggregate net loss on the skilled nursing facility divestitures was approximately $3.0 million dollars which was recorded to loss on assets held for sale, net in 1999. The aggregate net loss on the assisted living divestitures was approximately $68.4 million of which approximately $24.9 million and approximately $43.5 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. The sale of the parcel of land resulted in a net gain recorded in 1999 of approximately $0.7 million. The net loss on the sale of the hospice operations was approximately $7.2 million and was recorded to loss on assets held for sale, net during 1999. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's Consolidated Financial Statements."

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which includes a skilled nursing facility. The transaction closed during the second and third quarters of 2000. The cash consideration received from this transaction was approximately $1.0 million. In addition, the Company received a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $66.7 million. The estimated aggregate net loss, which has been reserved for this transaction, was approximately $71.2 million, of which approximately $17.4 million and $53.8 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. See "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements

     During the period of January 1, 2000 through May 31, 2000, Sun divested a total of 18 pharmacies in the United Kingdom, resulting in an aggregate gain of approximately $1.0 million. The aggregate cash consideration received for these divestitures was approximately $9.7 million. See "Note 24 - Subsequent Events in the Company's Consolidated Financial Statements."

     During the period of January 1, 2000 through June 30, 2000, the Company divested one skilled nursing facility and closed one skilled nursing facility.

     During 1998, certain leases were not renewed. In connection with these lease terminations, the Company recorded a loss of $25.6 million related primarily to the carrying amount of building improvements, equipment, and goodwill related to the facilities.

     In May 1998, the Company issued $345.0 million of 7% CTIPS and $150.0 million of 9 3/8% Senior Subordinated Notes due 2008 (yield of 9.425%) (collectively the "Offerings"). Each convertible preferred security is convertible into 1.2419 shares of Sun common stock, par value $0.01 per share, of Sun (equivalent to an initial conversion price of $20.13 per share of Sun common stock). Of the net proceeds, $300.0 million from the Offerings was used by the Company to permanently repay certain outstanding borrowings under the term loan portion of the Senior Credit Facility and the remainder of the net proceeds from the Offerings was used to reduce certain outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility. See "Note 14 - Convertible Trust Issued Preferred Securities in the Company's Consolidated Financial Statements."

     On May 5, 1998, the Company entered into certain interest rate transactions, with an aggregate notional value of $850.0 million, to minimize the risks and/or costs associated with certain long-term debt of the Company. On April 9, 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a pre-tax loss of $2.5 million in the first quarter of 1999. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The interest rate swap transactions were designated as hedges for accounting purposes.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of December 31, 1999, the Company's purchase liabilities reserve balance was approximately $15.5 million.

     In May, 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States as well as Canada. The carrying amount of the assets held for sale was $11.6 million and $22.5 million as of December 31, 1998 and 1997, respectively. The Company completed the sale of certain of the U.S. rehabilitation clinics and a portion of the Canadian clinics during 1998. The remaining Canadian clinics were sold during March 1999. The Company recorded a loss of $2.0 million, $11.4 million and $7.0 million during 1999, 1998 and 1997, respectively, in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value less costs to sell. The results of operations of these businesses is not material to the Company's consolidated results of operations.

     The common stock of the Company was suspended and then delisted from trading on the New York Stock Exchange (the "Exchange") on June 29, 1999 and August 20, 1999, respectively. The delisting was the result of the Company falling below the Exchange's minimum continued listing criteria relating to the Company's (i) net tangible assets available to common stock (less than $12 million) and (ii) average net income after taxes for the past three years (less than $600,000). The Company's common stock has subsequently traded on the Over-the-Counter Bulletin Board under the symbol "SHGE".

LITIGATION

     The Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     In May 1999, a former employee of SunBridge filed a proposed class action complaint against SunBridge in the Western District of Washington (the
"SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of SunDance filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases. In June 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an enlargement of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780 million in the SunDance Action and $242 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. As a result of the Company's commencement of its Chapter 11 cases, these lawsuits are stayed with respect to the Company. The Company has filed a motion with the Bankruptcy Court requesting an extension of the stay to the individual defendants. Although the Company intends to vigorously defend itself and its officers in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co., Inc. and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing related to activities prior to June 30, 1998. Florida's allegations included violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. In December 1999, the state of Florida agreed to settle the action for an amount not considered by the Company to be material to its operations. In January 2000, the state dismissed all charges against the three subsidiaries and five individuals. The settlement agreement was approved by the Bankruptcy Court on May 11, 2000.

     The Company and certain of its subsidiaries are defendants in two QUI TAM lawsuits brought by private citizens in the United States District Court for the Eastern District of California alleging violations of the Federal False Claims Act. The plaintiffs allege that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs, and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company. These lawsuits are currently stayed as a result of the Company's filing for chapter 11 bankruptcy protection.

     The Company and certain of its subsidiaries are defendants in a QUI TAM lawsuit brought by a private citizen in the United States District Court of the Central District of California alleging violations of the Federal False Claims Act and a related wrongful termination. The plaintiff alleges that a home health agency operated by one of the Company's subsidiaries submitted bills for several years that were improper for various reasons, including bills for patients whose treatment had not been authorized by their physicians. The government intervened to the extent that the lawsuit alleges billing without obtaining proper and timely physician authorization, but declined to intervene in the remainder of the lawsuit. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. This lawsuit is currently stayed as a result of the Company's filing for chapter 11 bankruptcy protection.

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of qui tam lawsuits that remain under seal and which are not described above. The DOJ has recently advised the Company of the nature of several of the allegations under investigation regarding the Company's subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for
(i)  certain  management  fees  related to the  provision  of therapy  services,
(ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

     The DOJ and the Company are having ongoing discussions regarding a possible global settlement of these investigations. The Company believes that any such settlement would include a monetary payment to the government and a requirement that the Company enter into a corporate integrity agreement with the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, the Company is unable to determine at this time when the investigations will be concluded, how large a monetary payment, if any, the parties would agree on, the nature of any other remedies that may be sought by the government, whether or when a settlement will in fact occur or whether any such settlement or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations.

     In 1997, the Company was notified by a law firm representing several national insurance companies that these companies believed that the Company had engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company began discussions directly with these insurers, hoping to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

     The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of its business, including claims that its services have resulted in injury or death to the residents of its facilities. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. The Company believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

YEAR 2000 UPDATE

     The Company did not experience any significant problems in its operating or business systems as a result of the year 2000 date change. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing operations as a result of the Year 2000 issues related to its computer systems. The Company estimates that its aggregate costs directly related to Year 2000 compliance efforts were approximately $6.2 million. Of these costs, the Company estimates that approximately $3.1 million were spent to repair systems and equipment and $3.1 million were spent to replace systems and equipment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Sun as of July 13, 2000 were:

Name                      Position with Sun
----                      -----------------

Mark G. Wimer             Acting Chief Executive Officer, President, Chief
                            Operating Officer and Director
Andrew L. Turner          Chairman of the Board of Directors and Chief Executive
                            Officer
Robert D. Woltil          Chief Financial Officer and Director
Robert F. Murphy          General Counsel and Secretary
Warren C. Schelling       President and Chief Operating Officer-Sun Healthcare
                            Group International Corporation
Matthew G. Patrick        Vice President and Treasurer
Jack V. Tindal            Chief Administrative Officer
Andrew P. Masetti         Vice President-Finance
William R. Anixter        Director
John E. Bingaman          Director
Martin G. Mand            Director
Lois E. Silverman         Director
James R. Tolbert, III     Acting Chairman of the Board
R. James Woolsey          Director

     Set forth below are the names of the executive officers and directors of Sun and their ages as of July 13, 2000. The Board of Directors is divided into three classes elected for staggered terms. Each director holds office until the next annual meeting of stockholders at which the class of directors of which he or she is a member is elected or until his or her successor has been elected. The terms of Mr. Wimer and Ms. Silverman expired in 1999, however, no annual meeting of stockholders was held in 1999, and therefore they will continue to hold office until the next annual meeting of stockholders is held or until his or her successor has been elected. The terms of Messrs. Turner, Anixter and Woltil expire in 2000 and the terms of Messrs. Bingaman, Mand, Tolbert and Woolsey expire in 2001. The executive officers of Sun are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

     On October 14, 1999, Sun filed in the United States Bankruptcy Court for the District of Delaware a voluntary petition for relief under Chapter 11 of Title 11, United States Bankruptcy Code. The executive officers and directors set forth below, with the exception of Jack V. Tindal, all occupied their positions with the Company on the date of such bankruptcy filing.

     Mark G. Wimer, age 47, has been a director of the Company since 1993 and the President and Chief Operating Officer of the Company since September 1997. In July 2000, Mr. Wimer was appointed Acting Chief Executive Officer of the Company. See Item 1 - "Business - Recent Developments - Appointment of Acting Chairman of the Board and Acting Chief Executive Officer." Mr. Wimer had previously served as Senior Vice President for Inpatient Services from 1996 until September 1997, and as the President of SunRise Healthcare Corporation ("SunRise"), the Company's subsidiary responsible for operations of the Company's long-term care facilities, from 1993 until 1995. From 1988 to 1993, Mr. Wimer was President and Chief Operating Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From 1984 through 1988, Mr. Wimer was Regional Vice President of Operations for Hillhaven and had responsibility for management of long-term care facilities for Hillhaven in Washington, Oregon, Idaho and Montana.

     Andrew L. Turner, age 53, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation and served as President of the Company from the Company's formation until September 1997. Mr. Turner is also the founder of the Company and has overseen the development of the Company's business since its inception in 1989. In July 2000, Mr. Turner began a leave of absence as the Company's Chairman of the Board and Chief Executive Officer. See Item 1 - "Business - Recent Developments - Appointment of Acting Chairman of the Board and Acting Chief Executive Officer." Mr. Turner was also a founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a healthcare services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of The Hillhaven Corporation ("Hillhaven"). Mr. Turner has over 25 years of experience in the long-term care industry. Mr. Turner is also a member of the Board of Directors of Watson Pharmaceuticals, Inc., a pharmaceutical products company, and of The Sports Club Company, Inc., an operator of sports and fitness clubs.

     Robert D. Woltil, age 45, has been a director of the Company since 1996 and the Chief Financial Officer of the Company since 1996. From 1982 to 1996, Mr. Woltil served in various capacities for Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. From 1995 until 1996, Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly. From 1992 to 1995, he was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President-Financial Planning and Control for Beverly. Mr. Woltil is also a certified public accountant.

     Robert F. Murphy, age 47, has been General Counsel of the Company since 1995 and Secretary of the Company since 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, and his last position with them was as Vice President and Associate General Counsel. Prior to 1986, Mr. Murphy was in private practice for several years.

     Warren C. Schelling, age 47, has been President and Chief Operating Officer of Sun Healthcare Group International since February 1999. Previously, Mr. Schelling was the Senior Vice President for Pharmaceuticals of the Company from 1996 to February 1999, a director of the Company from 1996 to 1998 and President of SunScript from 1994 to 1996. Prior to joining the Company, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc., a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from 1993 to July 1994. From January 1994 to July 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy Services Officer at Diagnostek, Inc. From 1985 to 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.

     Matthew G. Patrick, age 40, has been Vice President and Treasurer of the Company since 1998. From 1993 to 1998, Mr. Patrick was Vice President of the Dallas Agency of The Sanwa Bank, Ltd. From 1992 to 1993, Mr. Patrick served as financial consultant for Merrill, Lynch, Pierce, Fenner and Smith, Inc.'s Private Client Group in Dallas and from 1985 to 1990 he held various financial positions in the International Division of National Westminster Bank, PLC.

     Jack V. Tindal, age 45, has been Chief Administrative Officer of the Company since January, 2000. From 1997 to January 2000 he was Senior Vice President of Human Resources for the Company's Inpatient Services. From 1995 to 1997 he was Vice President of Human Resources for SunDance Rehabilitation Corporation, the subsidiary responsible for the Company's rehabilitative services.

     Andrew P. Masetti, age 42, has been Vice-President-Finance of the Company since October 1997. From June 1997 to October 1997, Mr. Masetti was Vice
President and Controller of Rehab Services of Sun. Prior to joining Sun, Mr. Masetti was Divisional Chief Financial Officer of Harte- Hanks from 1996 to 1997, Chief Financial Officer of Vista Healthcare from 1995 to 1996, Chief Financial Officer of Diagnostek from 1994 to 1995 and he held various financial management positions with Martin Marietta/General Electric from 1979 to 1994.

     William R. Anixter, age 76, became a director of the Company in April 1998. Mr. Anixter has been the President of Chama Resources, Inc., a privately held real estate management company, since 1990. He was co-founder and vice chairman of Anixter Bros., Inc., a publicly owned international distributor of wire, cable, fiber optics and related networking products, which was sold to an investor group in 1986. Mr. Anixter also serves on the boards of Anicom, Inc., a publicly owned distributor of communications-related equipment, the United World College and the Boys Club of Albuquerque.

     John E. Bingaman, age 54, became a director of the Company in 1993. Mr. Bingaman also served as a consultant to the Company from 1994 to 1996. Since 1993, Mr. Bingaman has been Vice President of BKS Properties. From 1991 to 1993, Mr. Bingaman was the President of Four Seasons Healthcare Management, Inc., which was the Company's subsidiary that managed certain long-term care facilities through management contracts. Between 1984 and July 1993, Mr. Bingaman was Chief Executive Officer of Honorcare Corporation ("Honorcare"), a provider of long-term care services, responsible for the overall management and strategic planning of Honorcare. Mr. Bingaman has over 25 years of experience in the long-term care industry.

     Martin G. Mand, age 63, became a director of the Company in 1996. Since 1995, Mr. Mand has been Chairman, President and Chief Executive Officer of Mand Associates, Limited, a financial consulting, speaking and writing firm. Mr. Mand was previously Executive Vice President and Chief Financial Officer of Northern Telecom, Ltd., a global manufacturer of telecommunications equipment, from 1990 to 1994. Mr. Mand also previously served as Vice President and Treasurer of E.I. du Pont de Nemours & Co., a chemical, allied products and energy company. Mr. Mand also serves on the Board of Directors of the Fuji Bank and Trust Company and Imagyn Medical Technologies, Inc. and Townsends, Inc.

     Lois E. Silverman, age 59, became a director of the Company in 1995. Ms. Silverman was a co-founder, served as the Chairman of the Board of CRA Managed Care, Inc. from 1994 to September 1997 and as its Chief Executive Officer from 1988 to 1995. Ms. Silverman is the President of the Commonwealth Institute, a nonprofit organization she established in 1997 for the advancement of women entrepreneurs. Ms. Silverman is also a Trustee at Beth Israel Deaconess Medical Center, an overseer of Tufts University Medical School, a Trustee at Simmous College and Brandeis University, and a Director of Immunetics.

     James R. Tolbert, III, age 65, became a director of the Company in 1995 and was appointed Lead Independent Director of the Board of Directors in 1998. In July 2000, Mr. Tolbert was appointed Acting Chairman of the Board of Directors of the Company. See Item 1 - "Business - Recent Developments - Appointment of Acting Chairman of the Board and Acting Chief Executive Officer." Mr. Tolbert has served as the Chairman, President, Chief Executive Officer and Treasurer of First Oklahoma Corporation, a holding company, since 1986. Mr. Tolbert has over 15 years of experience in the nursing home industry. In addition, Mr. Tolbert is a member of the Board of Directors of Bonray Drilling Corporation, a corporation engaged in domestic onshore contract drilling of oil and gas wells.

     R. James Woolsey, age 58, became a director of the Company in 1995. Mr. Woolsey has been a partner in the law firm of Shea & Gardner since 1995, where he previously had been a partner from 1980 to 1989 and from 1991 to 1993. From 1993 to 1995, Mr. Woolsey served as the Director of Central Intelligence for the U.S. government. From 1989 to 1991, Mr. Woolsey was the Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe.

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

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met with the exception of Kenneth C. Noonan (a former executive officer of the Company) and Andrew L. Turner, each of whom reported transactions reportable on Form 4 one month late due to oversights.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides information concerning the annual and long-term compensation for services as employees of the Company and its subsidiaries for the fiscal years shown of those persons ("Named Executive Officers") who were, during the year ended December 31, 1999, (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company:

                                                  LONG-TERM COMPENSATION AWARDS
                                                 -----------------------------
                                                                                               SECURITIES
     NAME AND                                 ANNUAL COMPENSATION           RESTRICTED STOCK   UNDERLYING           ALL OTHER
 PRINCIPAL POSITION           YEAR         SALARY($)         BONUS($)         AWARDS($)(1)     OPTIONS(#)         COMPENSATION($)
 ------------------           ----         ---------         --------         ------------     ----------         ---------------
Andrew L. Turner              1999        $ 700,024         $      -           $        -       38,000(2)         $      6,998(3)
  Chief Executive             1998          659,634                -                    -       50,000                  26,873
  Officer                     1997          537,312          550,000            5,490,625            -                   5,771

Mark G. Wimer                 1999          450,008                -                    -       16,960(2)                3,313(4)
  President and Chief         1998          443,274                -                    -       25,000                   9,424
  Operating Officer           1997          367,387          255,000            2,712,500            -                   1,503

Robert D. Woltil              1999          425,022                -                    -       14,000(2)                1,810(5)
  Chief Financial             1998          418,288                -                    -       25,000                  10,069
  Officer                     1997          374,428          240,000            1,443,750            -                     870

Warren C. Schelling           1999          320,008                -                    -        13,600(2)                1,587(6)
  President of Sun            1998          277,892                -                    -        30,000                   4,848
  Healthcare Group            1997          247,385           90,000            1,268,750             -                   4,662
  International
  Corporation

Robert F. Murphy              1999          285,012                -                    -        11,200(2)                2,458(7)
  General Counsel and         1998          280,973                -                    -        30,000                   5,872
  Secretary                   1997          267,469          108,000            1,290,625             -                     685

______________________

(1) All unvested shares of restricted stock awarded in 1997 were cancelled and rescinded effective January 2000. The 1997 restricted stock awards were valued at the Company's closing stock price ($21.875) on the date of grant (January 20, 1997).

(2) Represents options issued by the Company in exchange for the cancellation of previously granted stock options in May 1999.

(3) Consists of $1,200 of matching contributions under the Company's 401(k) Plan and the value of $5,798 of life insurance premiums paid on his behalf by the Company.

(4) Consists of $1,040 of matching contributions under the Company's 401(k) Plan and the value of $2,273 of life insurance premiums paid on his behalf by the Company.

(5) Consists of $1,200 of matching contributions under the Company's 401(k) Plan and the value of $610 of life insurance premiums paid on his behalf by the Company.

(6) Consists of the value of life insurance premiums paid on his behalf by the Company.

(7) Consists of $1,056 of matching contributions under the Company's 401(k) Plan and the value of $1,402 of life insurance premiums paid on his behalf by the Company.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options made to each of the Named Executive Officers during the year ended December 31, 1999:

                                                       INDIVIDUAL GRANTS
                                   -----------------------------------------------------------
                                                                                                      POTENTIAL
                                                   % OF TOTAL                                      REALIZABLE VALUE
                                                     OPTIONS                                      AT ASSUMED ANNUAL
                                     NUMBER OF     GRANTED TO                                    RATES OF STOCK PRICE
                                    SECURITIES    EMPLOYEES IN    EXERCISE OR                      APPRECIATION FOR
                                    UNDERLYING       FISCAL        BASE PRICE     EXPIRATION       OPTION TERM (3)
      NAME                          OPTIONS (1)      YEAR (%)      ($/SH) (2)        DATE            5%         10%
      ----                          -----------      --------      ----------        ----            --         ---
Andrew L. Turner                      38,000             5.0%        $1.0625       05/19/09       $22,260     $54,827
Mark G. Wimer                         16,960             2.2          1.0625       05/19/09         9,935      24,470
Robert D. Woltil                      14,000             1.8          1.0625       05/19/09         8,201      20,199
Warren C. Schelling                   13,600             1.8          1.0625       05/19/09         7,967      19,622
Robert F. Murphy                      11,200             1.4          1.0625       05/19/09         6,560      16,160
__________________________

(1) All options were granted under the Company's 1997 Incentive Stock Plan. The amounts shown represent options issued on May 19, 1999 in exchange for the cancellation of previously granted stock options.

(2) All options were granted at an exercise price equal to the fair market value of Common Stock on the option grant date. The closing price of the Company's stock on May 19, 1999 was $1.0625 per share. All options will vest and become exercisable at a rate of one-third each year beginning on the first anniversary of the date of grant. All options become fully exercisable on the occurrence of a change in control as described in the plan pursuant to which each option was granted.

(3) Pursuant to an agreement in principle entered into between the Company and representatives of its bank lenders and holders of a majority of its senior subordinated bonds, the Company's plan of reorganization would provide that holders of outstanding equity securities, including common stock and options to acquire common stock, would not receive anything in recovery. No assurances can be given that the plan of reorganization that is confirmed, if any, will include the terms of the agreement in principle. See Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

FISCAL YEAR-END OPTION VALUES

     Set forth in the table below is information concerning the value of stock options held as of December 31, 1999 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 1999.

                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                          OPTIONS-AT-YEAR-END (#)(1)             AT-YEAR-END ($)(2)
                          --------------------------             ------------------
NAME                    EXERCISABLE       UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----                    -----------       -------------     -----------       -------------
Andrew L. Turner           -0-               38,000           $ -0-            $  -0-
Mark G. Wimer              -0-               16,960             -0-               -0-
Robert D. Woltil           -0-               14,000             -0-               -0-
Warren C. Schelling        -0-               13,600             -0-               -0-
Robert F. Murphy           -0-               11,200             -0-               -0-
___________

(1) Pursuant to an agreement in principle entered into between the Company and representatives of its bank lenders and holders of a majority of its senior subordinated bonds, the Company's plan of reorganization would provide that holders of outstanding equity securities, including common stock and options to acquire common stock, would not receive anything in recovery. No assurances can be given that the plan of reorganization that is confirmed, if any, will include the terms of the agreement in principle. See Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

(2) Based on the last reported sales price of the Common Stock, as reported on the Over-The-Counter Bulletin Board, at December 31, 1999, which was $.042 per share.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company are entitled to receive an annual fee of $24,000, which is payable in four equal quarterly installments. In addition, each Chairperson of a committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. The Lead Independent Director of the Board of Directors is entitled to an additional annual fee of $42,000, which is payable in four equal quarterly installments. Prior to December 1999, non-employee directors and
Committee Chairpersons had the election of receiving (i) the entire annual retainer and Committee Chairpersons fees, if applicable, in cash, or
(ii) one-half of the retainer and Committee Chairperson fees, if applicable, in cash and the remaining one-half in the form of restricted common stock awards pursuant to the 1997 Non-Employee Directors' Stock Plan. If restricted stock was elected, for every dollar of cash given up, the recipient would receive restricted stock worth $1.10. In December 1999, the Board of Directors terminated the 1997 Non-Employee Directors Stock Plan.

     Non-employee directors are also entitled to receive fees of $1,750 for each Board of Directors meeting attended in person. Directors are entitled to an additional $500 for each subsequent meeting attended that same day. The fees for any meetings that are attended by telephone are $500. Non-employee directors are also reimbursed for out-of-pocket expenses for attendance at such meetings. Prior to December 1999, pursuant to the 1997 Non-Employee Directors' Stock Plan,
(i) non-employee directors already serving on the Board were awarded annually 2,000 shares of restricted common stock and non-qualified stock options to purchase 4,000 shares of common stock and (ii) non-employee directors who were elected to the Board for the first time or after a period of not serving on the Board were entitled to one-time awards of 5,000 shares of restricted common stock and non-qualified stock options to purchase 10,000 shares of common stock.

EMPLOYMENT AGREEMENT

     Mr. Turner and the Company entered into a five-year Employment Agreement as of June 2, 1998. The Employment Agreement provides for an annual salary of $700,000 which was effective April 1, 1998. The Agreement provides for salary increases of $150,000 on each of April 1, 1999 and 2000 and for an annual bonus determined pursuant to a formula. Mr. Turner has elected to forego his salary increases scheduled for April 1, 1999 and 2000. The Agreement contains a two-year non-competition covenant and a covenant prohibiting Mr. Turner from disclosing any confidential information of the Company.

     The Company intends to enter into a Settlement Agreement and an Expense Indemnification Agreement with Mr. Turner, both of which are subject to the approval of the Bankruptcy Court. The Settlement Agreement would provide for, among other things, (i) Mr. Turner resigning from all positions that he holds with the Company, (ii) the termination of Mr. Turner's Employment Agreement and all obligations thereunder, and (iii) Mr. Turner and the Company releasing the other from all claims against each other that are existing as of the effective date of the Settlement Agreement. The Expense Indemnification Agreement would provide for, among other things, (i) the Company indemnifying Mr. Turner against certain potential expenses incurred by him, (ii) the advancement of expenses prior to any determination of whether indemnification is appropriate, and (iii) the payment of Mr. Turner's reasonable legal fees and expenses in the event of any litigation concerning the Expense Indemnification Agreement. The Expense Indemnification Agreement uses the same standards as are contained in the Indemnification Agreement between the Company and Mr. Turner dated July 3, 1996.

RETENTION PLAN AND SEVERANCE AGREEMENT

     On December 15, 1999, the U.S. Bankruptcy Court approved the Company's Employee Retention Program (the "Program") that authorized retention payments to approximately 930 employees and to certain executives. As part of the Program, Messrs. Turner, Wimer, Woltil and Murphy will receive incentive payments on the effective date of a plan of reorganization in the amounts of $500,000, $350,000, $350,000 and $200,000, respectively, if they remain employees of the Company on that date. These amounts will be increased by 5% for each full month prior to September 30, 2000 that a reorganization plan becomes effective, or decreased by 5% (up to a maximum reduction of 15%) for each full month following September 30, 2000 that the reorganization plan becomes effective.

     Pursuant to the Program, these executives are also eligible for severance payments in the event of termination without cause. The severance payments will be equal to 24 months of salary (based on rates in effect at termination). In addition to the severance payments, the Program provides them, and their eligible dependents, with the right to participate in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination. The right to this participation will expire at either the earlier of two years from the date of termination or until such time that they become eligible, through a subsequent employer, to receive substantially equivalent or greater benefits. Severance payments will be made in accordance with an election made by the Company. If so elected, the Company can make the severance payments over time, which would cause the executive to be released from existing non-compete restrictions. Under this option, if the executive finds employment during the severance period, his severance payment will be reduced by the amount of the salary earned by him, up to a maximum of 50% of the aggregate severance payments. Otherwise, the payments may be made in a lump sum with the executive made subject to certain competitive prohibitions.

     Mr. Woltil has an agreement with the Company whereby, in return for a commitment to remain employed until December 31, 2000, he will be entitled to receive a payment equal to 12 months of his current salary if he voluntarily terminates his employment with the Company at the end of such period. The Company is bound to this payment even if the payment is to be paid on a date that is a post-effective date of a confirmed plan of reorganization.

     The Company has a severance agreement with Mr. Schelling dated January 7, 1997 which provides, among other things, for a severance payment equal to two times his salary plus accrued but unpaid salary and incentive bonus payments. This agreement has not been assumed or rejected in the Chapter 11 case. The Company intends to replace this agreement with a new severance and bonus agreement between Mr. Schelling and one of the Company's non-domestic subsidiaries. The new agreement will provide Mr. Schelling with essentially the same severance and fringe benefits as described above for Messrs. Turner, Wimer, Woltil and Murphy. Mr. Schelling will also be entitled to a $75,000 retention payment on September 30, 2000, a $75,000 retention payment on January 1, 2001, and an incentive payment of $200,000 on completion of the sale of the Company's international division.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 15, 2000 by (i) each director, (ii) the Named Executive Officers (as defined below), (iii) all directors and executive officers of the Company as a group, and each person believed by the Company to be the beneficial owner of more than five percent of Common Stock of the Company. Pursuant to an agreement in principle entered into between the Company and representatives of its bank lenders and holders of a majority of its senior subordinated bonds, the Company's plan of reorganization would provide that holders of outstanding equity securities, including common stock and options to acquire common stock, would not receive anything in recovery. No assurances can be given that the plan of reorganization that is confirmed, if any, will include the terms of the agreement in principle. See
Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

                                                 SHARES                    PERCENT OF
NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)           CLASS(1)(%)
------------------------                   ---------------------           -----------
Andrew L. Turner                                359,604  (2)                     *
William R. Anixter                               22,792  (3)(4)                  *
John E. Bingaman                                193,610  (3)(5)                  *
Martin G. Mand                                   10,979  (3)(6)                  *
Robert F. Murphy                                 22,507  (7)                     *
Warren C. Schelling                               4,533  (8)                     *
Lois E. Silverman                                12,960  (3)(9)                  *
James R. Tolbert, III                            18,897  (3)(9)(10)              *
Mark G. Wimer                                     5,653  (11)                    *
Robert D. Woltil                                 12,167  (12)                    *
R. James Woolsey                                 10,333  (3)(9)                  *
Peter C. Kern                                 3,502,777  (13)                  5.7%
  206 St. Johns Road
  Pilot Point, TX  76258
All directors and executive officers
As a group (14 persons, including
  those named above)                            579,416  (14)                    *
___________

*        Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 15, 2000 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 84,372 shares of Common Stock owned by the Turner Children's Trust, 1,500 shares of Common Stock owned by the Andrew and Nora Turner Trust and 261,065 shares of Common Stock owned by the Turner Family Foundation (Mr. Turner disclaims beneficial ownership of these shares). Also includes currently exercisable options to purchase 12,667 shares of Common Stock.

(3) Includes restricted shares awarded under the Company's 1997 Non-Employee Directors' Plan which may be subject to a substantial risk of forfeiture. The number of restricted shares included for each person listed above as having restricted shares is as follows: Mr. Anixter - 5,000; Mr. Bingaman - 3,333; Mr. Mand - 3,333; Ms. Silverman - 3,333; Mr. Tolbert - 3,333; and
     Mr. Woolsey - 3,333.

(4) Includes 15,000 shares of Common Stock owned by the William and Nancy Anixter Trust.

(5) Includes currently exercisable options to purchase 44,583 shares of Common Stock.

(6) Includes currently exercisable options to purchase 5,583 shares of Common Stock.

(7) Includes currently exercisable options to purchase 3,733 shares of Common Stock.

(8) Includes currently exercisable options to purchase 4,533 shares of Common Stock.

(9) Includes currently exercisable options to purchase 6,333 shares of Common Stock.

(10) Includes 5,000 shares held by First Oklahoma Corporation, the sole shareholder of which is Mr. Tolbert.

(11) Includes currently exercisable options to purchase 5,653 shares of Common Stock.

(12) Includes 5,000 shares owned by Mr. Woltil and his wife, as to which Mr. Woltil has shared voting and investment power. Also includes currently exercisable options to purchase 4,667 shares of Common Stock.

(13) Based upon a Schedule 13G filed with the Commission in April, 1999.

(14) Includes an aggregate of 106,538 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr.  Woolsey,  in his  capacity  as a  partner  in the  law  firm of Shea &
Gardner, provided certain legal services to the Company in 1999. The total amount paid to Shea & Gardner in 1999 for such services was approximately $131,536.

     As of December 31, 1999, the Company's nursing home subsidiaries, (collectively "SunBridge"), were lessees or sublessees of 45 facilities from partnerships or corporations in which Mr. Zev Karkomi, who resigned from the Company's Board of Directors in July 1999, was a partner, stockholder or director. These arrangements were entered into from 1989 to 1999, with varying lease terms. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with leases in which Mr. Karkomi held an interest totaled approximately $18.1 million in 1999. During 1999, the Company terminated leases to 11 facilities that were leased from affiliates of Mr. Karkomi.

     In 1994, a subsidiary of the Company entered into a lease agreement for a nursing facility in Bellingham, Washington with Bellingham Associates ("Bellingham"), an affiliate of Mr. Karkomi. Subsequently, the Company determined to build a replacement facility in Bellingham, Washington, and entered into a construction agreement in June 1998 with a third party for the construction of a 122 bed nursing home. The lease with Bellingham on the existing facility was bought out, and the facility was purchased, by the Company with a purchase mortgage from Bellingham in April 1999. The replacement facility was completed in 1999 but the opening was delayed as a result of a dispute between the Company and Bellingham over their rights and obligations with respect to the existing facility and the replacement facility. In February 2000, the Company and Bellingham entered into an agreement to resolve the disputes related to the two Bellingham facilities as well as a number of other facilities leased by the Company from Mr. Karkomi and his affiliates, as well as other issues between the parties, which includes the following features: (i) the return to affiliates of Mr. Karkomi of 17 leased nursing homes and assisted living facilities; (ii) the release of all damage claims by Mr. Karkomi or his affiliates related to prepetition claims and certain postpetition claims on those 17 facilities, including lease rejection damages; (iii) the forfeiture by the Company of an aggregate of approximately $1.3 of security deposits on the 17 facilities; and (iv) the assumption by the Company of leases covering 28 other nursing homes, including certain modifications to the terms of some leases including rent concessions, options to purchase or close certain facilities, shortening of lease maturities and rights of first refusal to purchase the facilities.

     Additionally, the Company entered into a lease agreement with the construction company that built the replacement facility which supercedes the construction agreement and allowed that facility to be opened concurrently with the closure of the existing facility. Both of the above-referenced settlement agreements were approved by the Bankruptcy Court in May 2000 and are currently being implemented, and as a result the existing facility was closed and the replacement facility opened in June 2000.

     As of December 31, 1999, SunBridge was a lessee or assignee of seven facilities from partnerships in which Mr. Bingaman, a current director of the Company, had an equity interest of greater than ten percent. Each of these lease arrangements was entered into prior to the closing of the acquisition of Honorcare. All of the leases commenced on July 13, 1993 and terminate in 2001. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $2.2 million in 1999.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

      (i) Financial Statements:

             Report of Independent Public Accountants

             Consolidated Balance Sheets for the years ended December 31, 1999 and 1998

             Consolidated Statements of Earnings (Losses) for the years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

             Notes to Consolidated Financial Statements

     (ii) Financial Statement Schedules:

             Consent of Independent Public Accountants

             Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997


(All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or not required).

(b)  Reports on Form 8-K

     Report dated October 14, 1999 and filed October 27, 1999 reporting that the Company and its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (case numbers 99-3657 through 99-3841, inclusive).

     Report dated November 24, 1999 and filed November 24, 1999 reporting the August, 1999 summary financial projections that the Company provided to the representatives of its bank lenders and senior subordinated bondholders as part of the negotiations regarding the terms of an overall restructuring of the Company's capital structure.

(c)     Exhibits

EXHIBIT NUMBER                          DESCRIPTION OF EXHIBITS
--------------                          -----------------------

2.1(9) Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among the Company, Peach Acquisition Corporation and Retirement Care Associates, Inc.

2.2(9) Agreement and Plan of Merger and Reorganization, dated as of February 17, 1997 among the Company, Nectarine Acquisition Corporation and Contour Medical, Inc.

2.3(14) Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation dated May 27, 1997

2.4(15) Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation dated August 21, 1997

2.5(15) Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Contour Medical, Inc. and Nectarine Acquisition Corporation dated August 21, 1997

2.6(16) Amendment No. 3 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation dated November 25, 1997

2.7(16) Amendment No. 2 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Contour Medical, Inc. and Nectarine Acquisition Corporation dated November 25, 1997

2.8(13) Agreement and Plan of Merger, dated as of July 26, 1997, among the Company, Sunreg Acquisition Corp. and Regency Health Services, Inc.

2.9(21) Amendment No. 4 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Retirement Care Associates, Inc. and Peach Acquisition Corporation, dated April 3, 1998

2.10(21) Amendment No. 3 to the Agreement and Plan of Merger and Reorganization dated as of February 17, 1997 among the Company, Contour Medical, Inc. and Nectarine Acquisition Corporation dated April 3, 1998

3.1(19)                 Certificate of Incorporation of the Company, as amended

3.2(1)(4)               Bylaws of the Company, as amended

4.1(2) Fiscal Agency Agreement dated as of March 1, 1994 between the Company and NationsBank of Texas, N.A., as Fiscal Agent

4.2(6) Form of Rights Agreement, dated as of June 2, 1995, between the Company and Boatmen's Trust Company, which includes the form of Certificate of Designations for the Series A Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of Summary of Preferred Stock Purchase Rights as Exhibit C

4.3(7) First Amendment to Rights Agreement, dated as of August 11, 1995, amending the Rights Agreement, dated as of June 2, 1995, between the Company and Boatmen's Trust Company

4.4(22) Removal of Rights Agent, Appointment and Acceptance of Successor Rights Agent and Amendment No. 2 to Rights Agreement among the Company, Chase Mellon Shareholder Services, LLC and American Stock Transfer & Trust Company

4.5(19) Certificate of Designations of Series A Preferred Stock of the Company

4.6(18) Amended and Restated Declaration of Trust of Sun Financing I among the Company, as sponsor, Robert F. Murphy, Robert D. Woltil and William Warrick, as trustees, the Bank of New York (Delaware), as trustee, and the Bank of New York, dated as of May 4, 1998

4.7(18) Preferred Securities Guarantee among the Company and the Bank of New York, as trustee, dated as of May 4, 1998

4.8(18) Registration Rights Agreement among the Company, certain guarantors and Bear, Stearns & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities, Inc., NationsBanc Montgomery Securities LLC and Schroder & Co., Inc., dated as of May 4, 1998 (7% Convertible Trust Issued Preferred Securities)

4.9(18) Registration Rights Agreement among Sun Financing I, the Company and Bear, Stearns & Co., Inc., Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities, Inc., NationsBanc Montgomery Securities LLC and Schroder & Co., Inc., dated as of May 4, 1998 (93/8% Senior Subordinated Debentures due 2008)

10.1(3) Amendment and Restatement of Loan Agreement [Brookline] by and between Mediplex of Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.2(3) Amendment and Restatement of Loan Agreement [Columbus] by and between Mediplex Rehabilitation of Massachusetts, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.3(3) Loan Agreement [Denver] by and between Mediplex of Colorado, Inc. and Valley View Psychiatric Services, Inc. and Meditrust Mortgage Investments, Inc., dated June 23, 1994

10.4(8) Omnibus Amendment to Loan Agreements, dated as of March 28, 1996, by and between certain subsidiaries of The Mediplex Group, Inc. and certain subsidiaries of the Company

10.5(12) Credit Agreement among the Company, certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, dated October 8, 1997

10.6(12) Form of First Amendment to Credit Agreement dated October 8, 1997 among the Company, certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, to be dated as of November 12, 1997

10.7(5)                 First Amendment to the Company's 1992 Director Stock
                        Option Plan

10.8(1)                 The Company's 1993 Combined Incentive and Nonqualifie
                        Stock Option Plan

10.9(1)                 The Company's 1993 Directors Stock Option Plan

10.10(5) Amendments to the Company's 1993 Combined Incentive and Nonqualified Stock Option Plan

10.11(8)                The Company's 1995 Non-Employee Directors' Stock Option
                        Plan

10.12(8)                The Company's Employee Stock Purchase Plan

10.13(8)                1996 Combined Incentive and Nonqualified Stock Option
                        Plan

10.14(1) Form of Indemnity Agreement between the Company and each of the Company's Directors before July 3, 1996

10.15(18)               Form of Indemnity  Agreement between the Company and
                        each of the Company's Directors from and after July 3,
                        1996

10.16(10)               Form of Severance Agreement entered into between the
                        Company and its President, Chief Financial Officer and
                        Senior Vice Presidents

10.17(11)               The Company's 1997 Non-Employee Directors' Stock Plan

10.18(11)               The Company's 1997 Stock Incentive Plan

10.19(18)               Second Amendment to Credit Agreement dated October 8,
                        1997 among the Company, certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, dated as of March 27, 1998

10.20(20)               Fourth Amendment to Credit  Agreement dated October 8,
                        1997 among the Company, certain lenders, certain co-agents, and NationsBank of Texas, N.A., as Administrative Lender, dated as of October 30, 1998

10.21(20)               Employment Agreement dated June 2, 1998 between Andrew
                        L. Turner and the Company.

10.22(17)               Indenture dated July 8, 1997 by and between the Company,
                        the Guarantors named therein, and First Trust
                        National Association (9 1/2% Senior Subordinated Notes due 2007)

10.23(3) Amended and Restated Indenture, dated October 1, 1994, among the Company, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee (6% Convertible Subordinated Debentures due 2004)

10.24(3) Amended and Restated First Supplemental Indenture to Amended and Restated Indenture, dated October 1, 1994, among the Company, The Mediplex Group, Inc. and Fleet Bank of Massachusetts, N.A. as Trustee (6 1/2% Convertible Subordinated Debentures due 2003)

10.25(18)               Indenture dated May 4, 1998 among the Company, the Bank
                        of New York, as trustee (7% Convertible Junior
                        Subordinated Debentures due 2028)

10.26(18)               Indenture dated May 4, 1998 among the Company,  U.S.
                        Bank Trust National Association, as trustee, and
                        certain guarantors (93/8% Senior Subordinated Notes due
                        2008)

10.27(23)               Limited Waiver and Agreement, dated as of April 27,
                        1999, to Credit Agreement among the Company, certain lenders, certain co-agents, and NationsBank of Texas, N.A. as Administrative Lender

10.28(24)               Revolving Credit Agreement dated October 14, 1999 among
                        the Company and each of its subsidiaries named therein (as borrowers). The CIT Group/Business Credit,
                        Inc. (as Lender's Agent) and Heller Financial,  Inc.
                        (as Collateral Agent)

10.29(25)               Term Sheet for Plan of Reorganization Prepared by Senior
                        Lenders' Working Group dated October 26, 1999.

21*                     Subsidiaries of the Registrant

23*                     Consent of Arthur Andersen LLP

27*                     Financial Data Schedule
______________________
*        Filed herewith.

(1) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-62670) on Form S-1.

(2) Incorporated by reference from exhibits to the Company's Form 8-K dated March 11, 1994.

(3) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1994.

(4) Incorporated by reference from exhibits to the Company's Registration Statement (No. 33-77870) on Form S-1.

(5) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated by reference from exhibits to the Company's Form 8-A filed June 6, 1995.

(7) Incorporated by reference from exhibits to the Company's Form 8-A/A-1 filed August 17, 1995.

(8) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1996.

(9) Incorporated by reference from exhibits to the Company's Form 8-K dated February 17, 1997.

(10) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1997.

(13) Incorporated by reference from exhibits to the Company's Form 8-K dated October 8, 1997.

(14) Incorporated by reference from exhibits to the Company's Form 8-K dated May 27, 1997.

(15) Incorporated by reference from exhibits to the Company's Form 8-K dated August 21, 1997.

(16) Incorporated by reference from exhibits to the Company's Form 8-K dated November 25, 1997.

(17) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1997.

(18) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1998.

(19) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 1998.

(20) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1998.

(21) Incorporated by reference from exhibits to the Company's Form 8-K dated April 3, 1998.

(22) Incorporated by reference from exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(23) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 1999.

(24) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended September 30, 1999.

(25) Incorporated by reference from exhibits to the Company's Form 8-K dated October 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SUN HEALTHCARE GROUP, INC.


                                                 By: /s/ Mark G. Wimer
                                                 ------------------------
                                                     Mark G. Wimer
                                                     Acting Chief Executive
                                                       Officer, President and
                                                       Chief Operating Officer

July 13, 2000




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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on July 13, 2000 in the capacities indicated.

         SIGNATURES                              TITLE
         ----------                              -----

/s/ Mark G. Wimer              Acting Chief Executive Officer, President,
-----------------               Chief Operating Officer and Director
    Mark G. Wimer               (Principal Executive Officer)


                               Chairman of the Board of Directors and Chief
                               Executive Officer (1)
---------------------
     Andrew L. Turner


                               Chief Financial Officer and Director (Principal
/s/  Robert D. Woltil          Financial Officer)
---------------------
     Robert D. Woltil

                               Vice President-Finance (Principal Accounting
/s/ Andrew P. Masetti          (Officer)
---------------------
    Andrew P. Masetti



/s/ James R. Tolbert           Acting Chairman of the Board
--------------------
    James R. Tolbert



/s/ William R.  Anixter        Director
-----------------------
    William R. Anixter



/s/ John E. Bingaman           Director
--------------------
    John E. Bingaman



/s/ Martin G. Mand             Director
------------------
    Martin G. Mand



/s/ Lois Silverman             Director
------------------
    Lois Silverman



/s/ R. James Woolsey           Director
--------------------
    R. James Woolsey


(1) On July 13, 2000, Mr. Turner began a leave of absence from all of his positions with the Company. See "Item 1 - Business - Recent Developments - Appointment of Acting Chairman of the Board and Acting Chief Executive Officer.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                                                                                        PAGE
                                                                                                        ----

Report of Independent Public Accountants.........................................................        F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................        F-3

Consolidated Statements of Earnings (Losses) for the years ended December 31, 1999,5
   1998 and 1997.................................................................................        F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31,
   1999, 1998 and 1997...........................................................................        F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
   and 1997......................................................................................        F-7

Notes to Consolidated Financial Statements.......................................................        F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings (losses), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company is the subject of Federal investigations, including allegations of inappropriate reimbursement for certain services, and other litigation. See
Note 18 to the Consolidated Financial Statements for further information regarding these matters.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3(p) to the financial statements, effective January 1, 1999 the Company changed its method of accounting for costs of start-up activities.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Consolidated Financial Statements, the Company incurred net losses for the years ended December 31, 1999 and 1998 of $1,089.5 million and $753.7 million, respectively, and as of December 31, 1999 has a stockholders' deficit of $1,044.1 million and a working capital deficiency of $17.3 million. As a result of its recurring losses, the Company was not in compliance with certain financial covenants of its Debtor-in-Possession Financing Agreement. The Company has received a waiver for the non-compliant covenants subject to certain conditions. This matter is discussed in Note 8 to the Consolidated Financial Statements. Also, on October 14, 1999, the Company and substantially all of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter XI of the U.S. Bankruptcy Code and continue to operate under the protection of Chapter XI. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Bankruptcy Court and the Company's creditors, are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



/s/ Arthur Andersen LLP
-----------------------
    Arthur Andersen LLP

Albuquerque, New Mexico
July 13, 2000

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                 1999              1998
                                                                                                 ----              ----
                                     ASSETS
  Cash and cash equivalents.............................................................      $  25,047         $  27,504
  Accounts receivable, net of allowance for doubtful accounts of $151,841 and
    $79,015 at December 31, 1999 and 1998, respectively.................................        254,464           538,329
  Other receivables, net................................................................         15,916            48,073
  Inventory, net........................................................................         42,983            48,862
  Prepaids and other assets.............................................................         15,087            13,091
  Income tax receivables................................................................              -            15,874
                                                                                        ---------------  ----------------
  Total current assets..................................................................        353,497           691,733

Property and equipment, net.............................................................        446,176           601,270
Goodwill, net...........................................................................        475,567           795,945
Notes receivable, net of allowance of $6,556 and $1,712 at December 31, 1999 and 1998,
  respectively..........................................................................         22,698            32,334
Assets held for sale....................................................................         70,609           192,447
Other assets, net.......................................................................         69,941           148,309
Deferred tax assets.....................................................................              -             6,000
                                                                                        ---------------  ----------------
  Total assets..........................................................................    $ 1,438,488       $ 2,468,038
                                                                                        ===============  ================

        The accompanying notes are an integral part of these consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        AS OF DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                1999              1998
                                                                                                ----              ----
Current liabilities:
 Current portion of long-term debt.....................................................       $  44,776        $  812,621
 Current portion of obligations under capital leases...................................             433             3,703
 Accounts payable......................................................................          53,787            94,143
 Accrued compensation and benefits.....................................................          84,117           102,091
 Accrued interest......................................................................           2,972            26,095
 Accrued self-insurance obligations....................................................          59,075            54,865
 Other accrued liabilities.............................................................         116,489           137,851
 Income tax payables...................................................................           9,130                 -
                                                                                       ----------------  ----------------
 Total current liabilities.............................................................         370,779         1,231,369

Long-term debt, net of current portion.................................................         100,765           705,653
Obligations under capital leases, net of current portion...............................          65,675           103,679
Other long-term liabilities............................................................          36,794            41,061
Liabilities subject to compromise (see Note 2).........................................       1,558,518                 -
                                                                                       ----------------  ----------------
 Total liabilities.....................................................................       2,132,531         2,081,762

Commitments and contingencies..........................................................
Minority interest......................................................................           5,979             7,517
                                                                                       ----------------  ----------------
Company-obligated mandatorily redeemable convertible preferred securities of a
 subsidiary trust holding solely 7% convertible junior subordinated debentures of the           344,119           345,000
 Company...............................................................................
                                                                                       ----------------  ----------------
Stockholders' equity (deficit):
 Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued...........               -                 -
 Common stock of $.01 par value, authorized 155,000,000 shares, 63,937,302 and 61,930,159 shares issued and outstanding as of December 31, 1999
  and 1998, respectively...............................................................             639               619
 Additional paid-in capital............................................................         777,164           774,860
 Accumulated deficit...................................................................     (1,785,507)         (696,049)
 Accumulated other comprehensive income (loss) ........................................         (5,017)             2,902
                                                                                       ----------------  ----------------
                                                                                            (1,012,721)            82,332
 Less:
     Unearned compensation.............................................................         (3,966)           (8,552)
     Common stock held in treasury, at cost, 2,212,983 and 2,124,868 shares as
      of December 31, 1999 and 1998, respectively......................................        (27,376)          (26,967)
     Grantor stock trust, at market, 1,915,935 and 1,989,132 shares as of
      December 31, 1999 and  1998, respectively........................................            (78)          (13,054)
                                                                                       ----------------  ----------------
 Total stockholders' equity (deficit) .................................................     (1,044,141)            33,759
                                                                                       ----------------  ----------------
 Total liabilities and stockholders' equity (deficit)..................................     $ 1,438,488        $2,468,038
                                                                                       ================  ================


        The accompanying notes are an integral part of these consolidated balance sheets.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         1999           1998             1997
                                                                                         ----           ----             ----
Total net revenues...............................................................      $ 2,529,039     $ 3,088,460      $ 2,010,820
                                                                                     -------------  --------------  ---------------
Costs and expenses:
  Operating costs................................................................        2,477,713       2,629,485        1,662,818
  Impairment loss................................................................          457,449         397,492                -
  Corporate general and administrative...........................................          159,671         180,934           98,169
  Interest, net (contractual interest expense $166,101)..........................          129,054         135,411           74,482
  Provision for losses on accounts receivable....................................          123,217          83,083           15,839
  Depreciation and amortization..................................................           81,325         102,515           56,630
  Loss on sale of assets, net....................................................           78,673         206,205            7,000
  Restructuring costs............................................................           27,353           4,558                -
  Loss on termination of interest rate swaps............................. .......            2,488               -                -
  Legal and regulatory matters, net..............................................               38          22,456                -
                                                                                     -------------  --------------  ----------------
  Total costs and expenses before reorganization items...........................        3,536,981       3,762,139        1,914,938
Dividends on convertible preferred securities of subsidiary......................           20,407          16,163                -
                                                                                     -------------  --------------  ---------------
Earnings (losses) before reorganization costs, income taxes, extraordinary loss and
  cumulative effect of change in accounting principle............................      (1,028,349)       (689,842)           95,882
Reorganization costs, net........................................................           48,132               -                -
                                                                                     -------------  --------------  ---------------
Earnings (losses) before income taxes, extraordinary loss and cumulative effect of
  change in accounting principle.................................................      (1,076,481)       (689,842)           95,882
Income taxes.....................................................................              161          53,577           41,153
                                                                                     -------------  --------------  ---------------
Earnings (losses) before extraordinary loss and cumulative effect of change in
  accounting principle...........................................................      (1,076,642)       (743,419)           54,729
Extraordinary loss from early extinguishment of debt, net of income tax benefit of
  $3,700 and $9,815 in 1998 and 1997, respectively...............................                -        (10,274)         (19,928)
Cumulative effect of change in accounting principle..............................         (12,816)               -                -
                                                                                     -------------  --------------  ---------------
Net earnings (losses)............................................................     $(1,089,458)     $ (753,693)        $  34,801
                                                                                     =============  ==============  ===============
Net earnings (losses) per common and common equivalent share:
Earnings (losses) before extraordinary loss and cumulative effect of change in accounting principle
  Basic..........................................................................       $  (18.40)      $  (14.29)        $    1.18
                                                                                     =============  ==============  ===============
  Diluted........................................................................       $  (18.40)      $  (14.29)        $    1.12
                                                                                     =============  ==============  ===============
Net earnings (losses):
  Basic..........................................................................       $  (18.62)      $  (14.49)        $    0.75
                                                                                     =============  ==============  ===============
  Diluted........................................................................       $  (18.62)      $  (14.49)        $    0.74
                                                                                     =============  ==============  ===============
Weighted average number of common and common equivalent shares outstanding:
  Basic..........................................................................           58,504          52,008           46,329
                                                                                     =============  ==============  ===============
  Diluted........................................................................           58,504          52,008           51,851
                                                                                     =============  ==============  ===============


        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                       1999                    1998                   1997
                                                               --------------------------------------------------------------------
                                                               Shares       Amount       Shares     Amount      Shares      Amount
                                                               ------       ------       ------     ------      ------      ------
COMMON STOCK
Issued and outstanding at beginning of year.................   61,930        $   619     51,698      $  517     51,143       $  511
Issuance of common stock for employee benefits..............        -              -         37           -        487            5
Conversion of 61/2% Convertible Subordinated Debentures due       774              8          2           -         68            1
  2003......................................................
Conversion of 7% Convertible Trust Issued Preferred
  Securities................................................    1,094             11          -           -          -            -
Cancellation of Restricted Stock Awards.....................     (18)              -          -           -          -            -
Employee Stock Purchase and other...........................      157              1          -           -          -            -
Common stock issued in connection with acquisitions.........        -              -      9,981         100          -            -
Common stock issued in connection with immaterial poolings..        -              -        212           2          -            -
                                                             --------  -------------  ---------  ----------  ---------  -----------
Issued and outstanding at end of year.......................   63,937            639     61,930         619     51,698          517
                                                             --------  -------------  ---------  ----------  ---------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................                 774,860                639,637                 611,434
Issuance of common stock for employee benefits..............                       -                    522                   5,518
Tax benefit of stock options exercised......................                       -                     57                   1,741
Conversion of 61/2% Convertible Subordinated Debentures due                   12,626                     33                   1,109
  2003......................................................
Conversion of 7% Convertible Trust Issued Preferred
  Securities................................................                     870                    121                     191
Adjustment to market value of common stock held by the
  Grantor Stock Trust.......................................                (12,512)               (26,895)                  19,644
Conversion of Mediplex convertible debt.....................                   1,579                      -                       -
Cancellation of Restricted Stock Awards.....................                   (259)                      -                       -
Common stock issued in connection with acquisitions.........                       -                161,376                       -
Common stock issued in connection with immaterial poolings..                       -                      9                       -
                                                             --------  -------------  ---------  ----------  ---------  -----------
Additional paid-in capital at end of year...................                 777,164                774,860                 639,637
                                                             --------  -------------  ---------  ----------  ---------  -----------
RETAINED EARNINGS
Balance at beginning of year................................               (696,049)                 57,114                  22,313
Net earnings (losses).......................................             (1,089,458)              (753,693)                  34,801
Common stock issued in connection with immaterial poolings..                       -                    530                       -
                                                             --------  -------------  ---------  ----------  ---------  -----------
Retained earnings (deficit) at end of year..................             (1,785,507)              (696,049)                  57,114
                                                             --------  -------------  ---------  ----------  ---------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year................................                   2,902                  1,766                   3,718
Foreign currency translation adjustment, net of tax.........                 (7,919)                  1,136                 (1,952)
                                                             --------  -------------  ---------  ----------  ---------  -----------
Accumulated other comprehensive income at end of year.......                 (5,017)                  2,902                   1,766
                                                             --------  -------------  ---------  ----------  ---------  -----------
Total.......................................................   63,937    (1,012,721)     61,930      82,332     51,698      699,034
                                                             --------  -------------  ---------  ----------  ---------  -----------
UNEARNED COMPENSATION
Balance at beginning of year................................                 (8,552)               (14,203)                       -
Issuance of shares of restricted common stock...............                       -                  (564)                (17,458)
Cancellation of Restricted Stock Awards ....................                     260                      -                       -
Amortization of stock issued under restricted stock option
  plan......................................................                   4,326                  6,215                   3,255
                                                             --------  -------------  ---------  ----------  ---------  -----------
Unearned compensation at end of year........................                 (3,966)                (8,552)                (14,203)
                                                             --------  -------------  ---------  ----------  ---------  -----------
COMMON STOCK IN TREASURY
Balance at beginning of year................................                (26,967)               (25,574)                (25,069)
Acquired at cost............................................                   (409)                (1,393)                   (505)
                                                             --------  -------------  ---------  ----------  ---------  -----------
Common stock in treasury at end of year.....................                (27,376)               (26,967)                (25,574)
                                                             --------  -------------  ---------  ----------  ---------  -----------
GRANTOR STOCK TRUST
Balance at beginning of year................................                (13,054)               (42,204)                (40,770)
Issuance of common stock from the Grantor Stock Trust.......                     464                  1,692                     752
Issuance of shares of restricted common stock...............                       -                    563                  17,458
Adjustment to market value of common stock held by the
  Grantor Stock Trust.......................................                  12,512                 26,895                (19,644)
                                                             --------  -------------  ---------  ----------  ---------  -----------
Grantor stock trust at end of year..........................                    (78)               (13,054)                (42,204)
                                                             --------  -------------  ---------  ----------  ---------  -----------
Total stockholders' equity (deficit)........................   63,937   $(1,044,141)     61,930    $ 33,759     51,698   $  617,053
                                                             ========   ============  ==========  ==========  =========  ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                        1999            1998           1997
                                                                                        ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (losses).......................................................... $ (1,089,458)    $  (753,693)    $   34,801
                                                                                  --------------  --------------  ------------
 Adjustments to reconcile net earnings (losses) to net cash provided by (used for)
 operating activities:
     Extraordinary loss...........................................................             -          10,274        19,928
     Loss on sale of assets, net..................................................        78,673         206,205         7,000
     Impairment loss..............................................................       457,449         397,492             -
     Cumulative effect of change in accounting principle..........................        12,816               -             -
     Reorganization costs, net....................................................        48,132               -             -
     Depreciation and amortization................................................        81,325         102,515        56,630
     Provision for losses on accounts receivable..................................       123,217          83,083        15,839
     Other, net...................................................................        18,055           9,068         3,312
 Changes in operating assets and liabilities:
     Accounts receivable..........................................................       160,864        (61,679)     (164,966)
     Other current assets.........................................................         8,412        (19,557)       (6,323)
     Other current liabilities....................................................        72,607        (41,530)        24,228
     Income taxes payable.........................................................        35,430          22,242        31,284
                                                                                  --------------  --------------  ------------
 Net cash provided by (used for) operating activities before reorganization costs.         7,522        (45,580)        21,733
                                                                                  ---------------  --------------  ------------
 Net cash paid for reorganization costs ..........................................         (269)               -             -
 Net cash provided by (used for) operating activities.............................         7,253        (45,580)        21,733
                                                                                  --------------  --------------  ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net......................................................     (102,453)       (160,416)     (103,162)
   Acquisitions, net of cash acquired.............................................       (5,731)        (60,641)     (564,134)
   Proceeds from sale of assets held for sale.....................................         8,735               -             -
   Proceeds from sale and leaseback of property and equipment.....................        38,600         134,375        80,457
   Decrease (increase) in long-term notes receivable..............................        15,857         (5,977)      (57,431)
   Decrease (increase) in other assets............................................        45,179           6,794      (35,851)
                                                                                  ---------------  --------------  ------------
      Net cash provided by (used for) investing activities........................           187        (85,865)     (680,121)
                                                                                  ---------------  --------------  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under Revolving Credit Agreement (postpetition) ...............        12,125               -             -
   Long-term debt borrowings......................................................       126,062         248,818     1,837,062
   Long-term debt repayments (prepetition)........................................      (92,502)       (438,607)     (966,024)
     Principal payments on prepetition debt authorized by Bankruptcy Court........      (36,118)               -             -
     Conversion of Mediplex 6.5% Convertible Subordinated Debentures due 2003.....       (6,649)               -             -
   Repurchase of 12.25% Junior Subordinated Notes and 9.875% Senior Subordinated Notes         -               -     (182,070)
   Net proceeds from issuance of convertible trust issued preferred securities of
   subsidiary.....................................................................             -         334,044             -
   Net proceeds from issuance of common stock.....................................         1,784           2,337         6,275
   Purchases of treasury stock....................................................         (409)         (1,393)         (505)
   Other financing activities.....................................................      (14,480)         (8,151)      (33,411)
                                                                                  --------------  --------------  ------------
      Net cash provided by (used for) financing activities........................      (10,187)         137,048       661,327
                                                                                  --------------  --------------  ------------
 Effect of exchange rate on cash and cash equivalents.............................         (290)             881         3,201
                                                                                  --------------  --------------  ------------
 Net increase (decrease) in cash and cash equivalents.............................       (2,457)           6,484         6,140
 Cash and cash equivalents at beginning of year...................................        27,504          21,020        14,880
                                                                                  --------------  --------------  ------------
 Cash and cash equivalents at end of year.........................................   $    25,047      $   27,504    $   21,020
                                                                                  ==============  ==============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

(1)  NATURE OF BUSINESS

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

(2) PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

     The Company has incurred net losses of $1,089.5 million and $753.7 million in 1999 and 1998, respectively. At December 31, 1999, the Company has a working capital deficiency of $17.3 million and a stockholders' deficit of $1,044.1 million. As a result of the Company's net losses and the related non-compliance with most of its long-term debt agreements, on October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Consolidated Financial Statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of it outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. If approved as part of the Company's chapter 11 plan of reorganization, the agreement in principle would provide the Company's bank lenders with cash, new senior long-term debt, new preferred stock, and new common stock. The Company's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides that holders of Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities and common stock would not receive any recovery in the plan of reorganization. The Company and the other parties to the agreement in principle have initiated discussions to amend the agreement in principle. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the agreement in principle. The agreement in principle expires on September 30, 2000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the December 31, 1999 balance sheet as "Liabilities subject to compromise." Additional chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

     The Company has determined that, generally, the fair market value of the collateral is less than the principal amount of its secured prepetition debt obligations; accordingly, the Company has discontinued accruing interest on substantially all of these obligations as of the Filing Date. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits.

     The principal categories and the balances of chapter 11 claims reclassified in the Consolidated Balance Sheet and included in "Liabilities subject to compromise" at December 31, 1999 are identified below. These amounts may be subject to future adjustments depending upon Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

                                                                        DECEMBER 31, 1999
                                                                      (dollars in thousands)
                                                                     -------------------------
Revolving Credit Facility                                                 $    411,137
Credit Facility Term Loans                                                     375,115
Senior Subordinated Notes due 2008                                             150,000
Senior Subordinated Notes dues 2007                                            250,000
Interest payable                                                               102,467
Convertible Subordinated Debentures due 2004                                    83,300
Prepetition trade and other miscellaneous claims                                79,948
Mortgage notes payable due at various dates through 2005                        47,703
Other long-term debt                                                            21,200
Capital leases                                                                  19,170
Industrial Revenue Bonds                                                        10,935
Senior Subordinated Notes due 2002                                               6,161
Convertible Subordinated Debentures due 2003                                     1,382
                                                                     -------------------------
     Total liabilities subject to compromise                               $ 1,558,518
                                                                     =========================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "Liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "Liabilities subject to compromise" at December 31, 1999 due to the Company's chapter 11 filing and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which have been or may be rejected. The Bankruptcy Code generally accords priority to claims and expenses in the following order. First, distributions are made to secured creditors to the extent of their interest in collateral. Unencumbered assets, or the value thereof, are distributed in the following order: to holders of super-priority claims, such as the lenders under the debtor-in-possesion financing (the "DIP Financing
Agreement"), holders of administrative expense claims, holder of claims for wages and salaries, holders of claims with respect to contributions to employee benefit plans, holders of certain tax claims, holders of unsecured claims and holders of equity interests.

     The Company is in default with respect to substantially all of its prepetition borrowings. The Company's prepetition bank debt is collateralized by
(i) a pledge of stock in the Company's U.S. subsidiaries, (ii) a pledge of approximately 66 percent of the stock in certain of the Company's direct foreign subsidiaries, (iii) a security interest in intercompany debt owed by subsidiaries to the Company and (iv) a pledge of certain notes held by the Company.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company and its filing subsidiaries as of the Filing Date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities are subject to a plan of reorganization. The plan, when filed, is subject to a vote by the Company's impaired creditors and stockholders and confirmation by the Bankruptcy Court, and accordingly, is not presently determinable.

REORGANIZATION COSTS

     Reorganization costs under chapter 11 are items of expense or income that are incurred or realized by the Company because it is in reorganization. These include, but are not limited to, professional fees and similar types of expenditures incurred directly relating to the chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Company because it is not paying its prepetition liabilities.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     For the period from the Filing Date to December 31, 1999, reorganization costs, net were $48.1 million and the components are as follows:

                                                                 AMOUNT
REORGANIZATION COST                                          (in thousands)
Write-off of debt discounts and deferred issuance costs         $37,614
Loss on sale of assets                                            7,085
Professional fees                                                 4,115
Less interest earned on accumulated cash                          (682)
                                                                -------
   Total                                                        $48,132
                                                                =======


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

(A)      PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and its greater than 50% owned subsidiaries. Investments in affiliates, in which the Company owns 20% to 50%, are carried on the equity method. Investments in companies owned less than 20% are carried at cost. All significant intercompany accounts and transactions have been eliminated in consolidation. As a consequence of the bankruptcy filing in 1999, the non-filing subsidiaries of the Company fully reserved for intercompany receivables from filing subsidiaries. These amounts were not material.

(B)      CASH EQUIVALENTS

     The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost.

(C)      NET REVENUES

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

     The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limits ("RCLs") for reimbursement. The requests for exceptions to the RCLs relate to services rendered in periods prior to the Company's transition to the Prospective Payment System ("PPS"). Prior to PPS, Medicare regulations permitted providers to file exception requests in order to be reimbursed for the cost of treating higher acuity patients. For the years ended December 31, 1998 and 1997, included in net revenues are amounts related to exceptions to the RCLs of approximately $30.9 million and $16.6 million, respectively. These amounts reflected management's estimate based on its prior experience with the Medicare Program's regulations and the Company's records of service provided, of the amounts that would ultimately be approved and paid by HCFA related to the requests for exceptions to the RCLs. Included in accounts receivable at December 31, 1998 were requests for exceptions to RCLs of approximately $41.0 million.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     During 1999, HCFA denied requests for exceptions to the RCLs filed by the Company related to prior years. Additionally, HCFA retroactively denied requests for exceptions that had previously been approved. The Company established a reserve of approximately $67.7 million at December 31, 1999 related to these denials. The reserve, which is included in accounts receivable, was recorded as an adjustment to net patient revenues. Differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are recorded in operations in the period they occur.

(D)      ACCOUNTS RECEIVABLE

     The Company's accounts receivable relate to services provided by its various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that the Company operates in the United States are the Medicare program and the various state Medicaid programs. The rehabilitation and respiratory therapy service operations in the United States provides services to patients in unaffiliated long-term, rehabilitation and acute care facilities. The billings for those services are submitted to the unaffiliated facilities. Many of the unaffiliated long-term care facilities receive a large majority of their revenues from the Medicare program and the state Medicaid programs. Because of the significant reduction in average payments per patient day as a result of the implementation of PPS, the Company's estimate of uncollectible accounts receivable from unaffiliated long-term care facilities has substantially increased over time (see Note 18).

(E)      INVENTORIES

     The majority of the Company's inventories consist of merchandise purchased for resale which are stated at the lower of FIFO (first-in, first-out) cost or market.

(F)      PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - 5 to 40 years; leasehold improvements-the shorter of the estimated useful lives of the assets or the life of the lease including renewal options; equipment - 3 to 20 years.

     The Company capitalizes certain costs associated with developing and acquiring healthcare facilities and related outpatient programs. Capitalized costs include site investigation, negotiation, development, acquisition and preconstruction costs; indirect and general expenses related to such activities are expensed as incurred. Preconstruction costs include the direct costs of securing control of the development site, obtaining the requisite certificate of need and other approvals, as well as the direct costs of preparing for actual development and construction. The capitalized costs are transferred to construction in progress as construction begins and transferred to depreciable asset categories when completed. The Company capitalizes interest directly related to the development and construction of new facilities as a cost of the related asset.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(G)      GOODWILL

     The excess of the purchase price over the fair value of the net assets of the businesses acquired by the Company is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was approximately $91.7 million and $82.4 million as of December 31, 1999 and 1998, respectively.

(H)      IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill along with other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, an impairment loss is recognized if the sum of the expected cash flows is less than the carrying amount of the goodwill and other long-lived assets being evaluated. The difference between the carrying amount of the goodwill and other long-lived assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines estimated fair value for the long-lived assets based on anticipated future cash flows discounted at rates commensurate with the risks involved.

(I)      OTHER ASSETS

     The accumulated amortization of capitalized debt financing costs was approximately $4.4 million as of December 31, 1998. Substantially all deferred debt discounts and issuance costs were expensed as Reorganization costs in 1999 in accordance with SOP 90-7.

(J)      ACCRUED SELF-INSURANCE OBLIGATIONS

     It is the policy of the Company to self-insure for certain insurable risks, including general and professional liability, workers' compensation, and employee health benefits, through the use of self-insurance or retrospective and high deductible insurance policies and other hybrid policies, which vary by the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently, and any adjustments resulting there from are reflected in current earnings. During 1998, the Company increased the accrued self-insurance obligations by approximately $10.0 million primarily related to unfavorable loss development experience for incurred workers' compensation claims prior to 1998. Claims are paid over varying periods, which generally range from one to five years. Accrued liabilities for future claims are not discounted.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(K)      SOFTWARE DEVELOPMENT COSTS

     The Company, through an indirect, majority owned subsidiary, is internally developing software that it plans to use in its operations and to market to unaffiliated long-term care providers. All costs incurred related to the development of the software have been expensed. Once the Company concludes that technological feasibility is established, all subsequent development costs will be capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs are included in operating expenses in the accompanying consolidated statements of earnings (losses).

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

(M)      FOREIGN CURRENCY TRANSLATION ADJUSTMENT

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statement of earnings (losses) accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income in the consolidated statements of stockholders' equity (deficit).

(N)      STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial
Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995 and the Company has adopted the disclosure requirements of SFAS 123. The Company terminated its Directors' restricted stock plan during October 1999 and terminated its unvested employee restricted stock awards during January 2000 (see Note 15 - Capital Stock).

(O)      NET EARNINGS (LOSSES) PER SHARE

     Basic net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period. The Company's convertible securities are described in Note 14 - Convertible Trust Issued Preferred Securities. These securities were not dilutive for the years ended December 31, 1999 and 1998. See Note 16 - Earnings Per Share for calculation of earnings per share data for the years ended December 31, 1999, 1998 and 1997.

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" in 1997.

(P)      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement was effective for financial statements for fiscal years beginning after December 15, 1998. During the first quarter of 1999, the Company adopted the provisions of SOP 98-5, which resulted in a cumulative effect of a change in accounting principle charge of approximately $12.8 million.

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a business during a period of transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income, which, for the Company, includes foreign currency translation adjustments. The Company has presented comprehensive income in the consolidated statements of stockholders' equity (deficit).

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the method that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see Note 21 - Segment Information).

(Q)      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives are required to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities. The Company does not believe that the new standard will impact its Consolidated Financial Statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(R)      FINANCIAL STATEMENT PREPARATION AND PRESENTATION

     The preparation of financial statements in conformity with accounting principles which are generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1998 and 1997 Consolidated Financial Statements and notes thereto have been reclassified to conform to the 1999 presentation. The reclassifications had no effect on net losses, on net earnings or stockholders' equity balances as previously reported.

(4)      RESTRUCTURING COSTS

     In the fourth quarter of 1998, the Company initiated a restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of December 31, 1998, the Company had terminated 1,440 employees, and paid approximately $1.4 million and $0.1 million in termination benefits and lease termination costs, respectively. As of December 31, 1998, the Company's 1998 corporate restructuring costs reserve balances relating to employee terminations and lease termination costs were approximately $2.3 million and $0.8 million, respectively. During 1999 the Company paid approximately $1.1 million relating to employee terminations. As of December 31, 1999, approximately $1.2 million of the 1998 corporate restructuring costs reserve balance of approximately $2.0 million is comprised of prepetition severance accruals that are classified as liabilities subject to compromise in the Company's consolidated balance sheets. In 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. The amounts paid out during 1999 were consistent with the charges recorded in 1999. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     During 1999, the Company recorded financial restructuring costs of approximately $16.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9 1/2% Subordinated Notes and in preparation for its filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

(5)      ACQUISITIONS

     In January 1999, the Company acquired a mobile radiology services business based in Louisiana and an orthotic products manufacturing and marketing business based in California. The purchase prices and results of operations of these businesses are immaterial. During 1999, the Company executed management agreements for six facilities and executed lease agreements for five facilities in the United States.

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

     The RCA Acquisition was accounted for as a purchase with $229.9 million of goodwill recorded in connection with the transaction. Property, plant and equipment was recorded at fair value and favorable and unfavorable lease intangibles were identified. The results of operations of RCA and Contour have been included in the consolidated statements of earnings (losses) from the acquisition date. In connection with the purchase, the Company recorded purchase liabilities including approximately $2.4 million for severance and related costs and $1.4 million for costs associated with the shut down of certain administrative facilities. During 1998, the Company paid approximately $1.7 million and $0.3 million for severance related items and the shut down of certain facilities in connection with the purchase, respectively. As of December 31, 1998, the Company had purchase liabilities of approximately $0.7 million and $1.1 million related to severance related costs and costs associated with the shut down of certain facilities. During 1999, the Company paid approximately $0.7 million and $1.1 million for severance related items and the shut down of certain facilities in connection with the purchase, respectively. As of December 31, 1999, the Company had no purchase liabilities related to the RCA acquisition.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     In October 1997, the Company acquired the capital stock of Regency Health Services, Inc. ("Regency"), an operator of skilled nursing facilities and a provider of related specialty healthcare services, including rehabilitation therapy, pharmacy and home health services in the United States (the "Regency Acquisition"). The Regency Acquisition was accounted for as a purchase and the operating results of Regency have been included in the consolidated statements of earnings (losses) from the date of acquisition. Total consideration for the shares acquired was approximately $367.2 million. The total fair value of Regency's assets acquired, including goodwill of approximately $412.2 million, was approximately $736.6 million, and liabilities assumed totaled approximately $354.7 million. In connection with the purchase, the Company recorded purchase liabilities including approximately $11.2 million for severance and related costs and $2.0 million for costs associated with the shut down of certain acquired pharmacies and home health service agencies that have been consolidated with the Company's existing facilities. As of December 31, 1999, the Company had no purchase liabilities related to the Regency acquisition.

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

     The following unaudited proforma results assumes that the RCA Acquisition and the Regency Acquisition occurred as of January 1, 1997 and include their results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                                                  1998             1997
                                                                                  ----             ----
                                                                                Unaudited       Unaudited
Net revenues..............................................................        $3,226,853       $2,761,531
Net losses before extraordinary items.....................................         (777,332)         (27,232)
Net losses................................................................         (787,605)         (47,325)
Per Share Data:
Net losses per share before extraordinary items...........................         $ (14.95)        $  (0.51)
Net losses per share......................................................         $ (15.14)        $  (0.88)

     In addition, during 1998, the Company acquired from various third parties the net ownership of, leasehold rights to, or the management contracts of, two long-term care facilities in the United States and 15 long-term care facilities in the United Kingdom. Also, during the year ended December 31, 1998, the Company acquired nine pharmacies in the United States.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

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

     The effects of the Company's acquisitions during 1999, 1998 and 1997, excluding the RCA Acquisition and the Regency Acquisition, individually and in the aggregate, are immaterial to the operating results of the Company and, therefore, pro forma information is not provided.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31 (in thousands):

                                                                                              1999               1998
                                                                                              ----               ----
       Land............................................................................        $  40,486         $  44,524
       Buildings and improvements......................................................          177,951           263,145
       Leasehold improvements..........................................................           50,498            68,037
       Equipment.......................................................................          140,013           126,358
       Construction in progress........................................................           46,549            30,449
       Assets held under capital leases................................................           49,587           109,207
                                                                                         ----------------    --------------
         Total.........................................................................          505,084           641,720
       Less accumulated depreciation...................................................         (49,961)          (29,130)
       Less accumulated amortization on assets held under capital leases...............          (8,947)          (11,320)
                                                                                         ----------------    --------------
         Property and equipment, net...................................................        $ 446,176         $ 601,270
                                                                                         ================    ==============

     Amortization of assets held under capital lease agreements of $3.5 million, $6.1 million and $4.4 million in 1999, 1998 and 1997, respectively, was recorded in depreciation and amortization expense.

     During 1999, the Company sold 11 long-term care facilities in the United Kingdom for approximately $38.6 million in cash and leased the 11 facilities back under twelve-year lease terms.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     During 1998, the Company sold seven of its long-term care facilities and land in the United Kingdom for approximately $117.9 million in cash. Five of the long-term care facilities were leased back to the Company under operating leases with lease terms ranging from 11 to 20 years.

     During 1997, the Company sold 27 of its long-term care facilities in the United Kingdom for approximately $49.3 million and leased them back under twelve-year leases. Also during 1997, the Company sold five of its long-term and subacute care facilities in the United States for approximately $31.2 million in cash and approximately $5.6 million in assumption of debt and leased them back under fourteen-year leases.

(7)      IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

(A)      IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover long-lived asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

     The Balanced Budget Act of 1997 established, among other things, a new Medicare PPS for skilled nursing facilities. PPS became effective for the Company's facilities acquired from RCA on July 1, 1998, and for the Company's remaining facilities on January 1, 1999. The Company's revenues from its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and Pharmaceutical and Medical Supply Services Division were significantly and adversely impacted by the amount of the federally established reimbursement rates. In the first quarter of 1999, the Company became aware that these reductions were expected to have a material adverse impact on net revenues in 1999 and the decline was other than temporary. This served as an indication to the Company that the carrying values of the long-lived assets of its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and its Pharmaceutical and Medical Supply Services Division were impaired.

     During the second quarter of 1999, the Company revised its projections of future cash flows for its various business units as current operating results were worse than planned. The significant write-down of goodwill and other long-lived assets resulted from the continued adverse impact of PPS on the level of Medicare reimbursement and occupancy and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services. Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The following is a summary of the impairment loss by segment for the year ended December 31, 1999 and 1998 (in thousands):

                                                                             PROPERTY
                                                                                AND            OTHER
                                                              GOODWILL       EQUIPMENT         ASSETS           TOTAL
                                                              --------       ---------         ------           -----
1999:
Inpatient Services...................................         $192,459        $  88,852        $ 13,701       $ 295,012
Rehabilitation and Respiratory Therapy...............           49,529           11,005              11          60,545
Pharmaceuticals and Medical Supply Services..........           29,133            2,417               -          31,550
International Operations.............................           29,322           31,959               -          61,281
Other Operations.....................................            5,327            1,794           1,940           9,061
                                                         -------------  ---------------  --------------  --------------
                                                             $ 305,770        $ 136,027        $ 15,652       $ 457,449
                                                         =============  ===============  ==============  ==============


                                                                              PROPERTY
                                                                                AND            OTHER
                                                              GOODWILL       EQUIPMENT         ASSETS           TOTAL
                                                              --------       ---------         ------           -----
1998:
Inpatient Services...................................         $223,241        $  55,736        $ 14,168        $293,145
Rehabilitation and Respiratory Therapy...............           36,734               60           4,216          41,010
Pharmaceuticals and Medical Supply Services..........            2,784              233              31           3,048
International Operations.............................           26,520           10,151               -          36,671
Other Operations.....................................           23,590               28               -          23,618
                                                         -------------  ---------------  --------------  --------------
                                                              $312,869        $  66,208        $ 18,415       $ 397,492
                                                         =============  ===============  ==============  ==============

 (B)     ASSETS HELD FOR SALE

     The Company recorded a loss of $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal, including assisted living facilities, rehabilitation hospitals and other inpatient facilities and other non-core businesses. The fair value of the assets held for sale was based on estimates of selling value less costs to sell. During 1999, the Company decided not to divest the rehabilitation hospitals, certain other inpatient facilities and certain other non-core businesses because the Company believed that the offers it received for these businesses were not sufficient. The losses recorded during 1998 of $54.5 million for the rehabilitation hospitals and other inpatient facilities were reversed and netted against the loss on sale of assets for the year ended December 31, 1999. The following is a summary (in thousands) of the carrying amounts of assets held for sale at December 31, 1999 and 1998 and the loss on sales of assets and assets held for sale, net for the years ended December 31, 1999 and 1998. The loss on sales of assets for the year ended December 31, 1999 includes approximately $7.1 million recorded as a reorganization cost in the Company's Consolidated Statements of Earnings (Losses).

                                                                      CARRYING
                                                                       AMOUNT                         LOSS, NET
                                                                       ------                         ---------
                                                                 1999           1998           1999          1998
                                                                 ----           ----           ----          ----
Assisted living facilities...............................    $  67,116      $ 110,000       $ 41,667      $ 97,298
Rehabilitation hospitals and other inpatient facilities..            -         57,814         15,132        95,367
Other non-core businesses................................        3,493         24,633         28,959        13,540
                                                         -------------  -------------  -------------  ------------
  Total..................................................    $  70,609      $ 192,447       $ 85,758     $ 206,205
                                                         =============  =============  =============  ============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     During the fourth quarter of 1999, the Company divested its hospice operations in the United States. The Company received cash consideration of approximately $0.2 million from this transaction. The aggregate net revenues of the hospice operations were approximately $7.5 million and $9.6 million in 1999 and 1998, respectively. The aggregate net losses before management charges of the hospice operation were approximately $1.8 and $2.2 in 1999 and 1998, respectively. The loss on this transaction was approximately $7.2 million.

     In October 1999, the Company entered into an agreement to divest certain of its assisted living facilities in the United States. In December 1999, the company divested eight assisted living facilities, which it had held a ten-percent equity interest in. The Company managed these eight facilities until divesting them in December 1999. The cash consideration received from this transaction was approximately $3.7 million. In addition, the Company received parcels of land valued at approximately $9.2 million in this transaction. The aggregate net loss on this transaction was approximately $31.2 million of which approximately $15.8 million and $15.4 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively.

     In addition during December 1999, the Company sold a majority interest in four assisted living facilities housed on three campuses one of which included a skilled nursing facility. The Company managed these facilities on behalf of the purchaser during the first quarter of 2000. The cash consideration received from this transaction was approximately $0.4 million. The Company also obtained a note receivable of approximately $1.0 million from the purchaser. The aggregate debt, capital leases, notes payable and other liabilities assumed by the purchaser totaled approximately $21.0 million. The aggregate net loss on this transaction was approximately $37.2 million of which approximately $9.1 million and $28.1 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively.

     During December 1999, the Company also sold a parcel of land. The cash consideration received from this transaction was approximately $4.6 million. This transaction resulted in a gain of approximately $0.7 million.

     During 1999, the Company sold three skilled nursing facilities. The Company did not receive any cash consideration from these sales. The purchasers assumed secured debt of $10.7 million related to these sales. The aggregate net revenues of these facilities were approximately $9.5 million and $6.3 million in 1999 and 1998, respectively. The aggregate net operating losses before management charges were approximately $2.6 million and $2.5 million in 1999 and 1998, respectively. The Company recorded an aggregate net gain of approximately $6.5 million on these sales.

     During 1999, 11 skilled nursing facility leases expired and were not renewed. The aggregate net revenues of these facilities were approximately $13.4 million and $25.9 million in 1999 and 1998, respectively. The aggregate net operating losses before management charges of these facilities were approximately $0.1 million and $0.2 million in 1999 and 1998, respectively. The Company recorded an aggregate net loss of approximately $3.8 million primarily related to the write-off of the carrying amount of building and leasehold improvements, equipment and goodwill.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     During 1999, through mutual agreements with the lessors, the Company terminated 35 skilled nursing facility leases. The Company recorded an aggregate net loss of approximately $5.8 million primarily related to the write-off of the carrying amount of building and leasehold improvements, equipment and goodwill. The aggregate net revenues of these facilities were approximately $71.6 million and $105.3 million in 1999 and 1998, respectively. The aggregate net operating losses before management charges of these facilities were approximately $12.2 million and $3.7 million in 1999 and 1998, respectively.

     During the period of January 1, 2000 through May 31, 2000, Sun divested a total of 18 pharmacies in the United Kingdom, resulting in an aggregate gain of approximately $1.0 million. The aggregate cash consideration received for these divestitures was approximately $9.7 million.

     The Company is actively reviewing its portfolio of long-term care facilities and its ancillary operations and intends to divest those facilities and operations that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing at least throughout 2000.

     During the first quarter of 2000, the Company entered into an agreement to sell sixteen assisted living facilities, one of which includes a skilled nursing facility. See "Note 24 - Subsequent Events."

     As of June 30, 2000, the Company intends to divest 49 skilled nursing facilities. The aggregate net revenues of these facilities were approximately $186.2 million and $199.2 million in 1999 and 1998, respectively. The aggregate net operating losses and net gains before management charges were approximately $6.7 million and $1.5 million in 1999 and 1998, respectively. There can be no assurance that the Company will be able to divest these facilities, or that if divested, the Company will not incur significant losses. These intended divestitures are subject to Bankruptcy Court approval.

     During 1998, certain leases were not renewed. In connection with these lease terminations, the Company recorded a loss of $25.6 million in 1998 related primarily to the carrying amount of building improvements, equipment and goodwill related to the facilities. The results of operations of these facilities is not material.

     In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States and Canada. The carrying amount of the assets held for sale was $11.6 million and $22.5 million as of December 31, 1998 and 1997, respectively. The Company completed the sales of the United States rehabilitation clinics and a portion of the Canadian clinics during 1998. The remaining Canadian clinics were sold in March 1999. The Company recorded losses of approximately $2.0 million, $11.4 million and $7.0 million during 1999, 1998 and 1997, respectively, in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value less costs to sell. The results of operations of these businesses is not material.

     In the second quarter of 1998, the Company recognized a $5.4 million loss in connection with the anticipated sale of five nursing homes, and for certain adjustments paid to the purchaser of three nursing homes sold in 1996.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(8)  DEBTOR-IN-POSSESSION FINANCING

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (collectively, the "DIP Lenders") to provide the Company with up to $200 million in debtor-in-possession financing. The Bankruptcy Court granted final approval of the DIP Financing Agreement on November 12, 1999. The DIP Financing Agreement provides for maximum borrowing by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of $10 million or 50% of the aggregate value of eligible inventory. The DIP Financing Agreement matures on October 14, 2001. Fees and expenses of $4.25 million were paid under this agreement in 1999 and are being amortized to operations over one year.

     Interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 0.25% or the London International Borrowing Offer Rate ("LIBOR") plus 2.75% and is payable in arrears on each Interest Payment Date. The one-month LIBOR was approximately 5.8% at December 31, 1999 and 6.5% at May 31, 2000. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 2.00% and is payable daily. The ABR was approximately 8.6% at December 31, 1999 and 9.3% at May 31, 2000.

     The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the other Company debtors pursuant to the agreement. Under the terms of the agreement, the obligations of the DIP Lenders under the agreement (the "DIP Obligations") constitute allowed super-priority administrative expense claims pursuant to Section 364(c) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral ordered entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral in which such creditors had valid non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders, which are available from the Bankruptcy Court, for a more complete description of the terms.

     The Company's DIP Financing Agreement contains customary representations, warranties, and covenants of the Company Lenders, as well as certain financial covenants relating to minimum earnings before income taxes, depreciation and amortization (EBITDA), maximum capital expenditures, and minimum patient census. The breach of any such representations, warranties, or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the DIP Financing Agreement or the exercise of remedies by the DIP lenders, either of which occurrence could materially impair the ability of the Company to successfully reorganize in chapter 11.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     At May 31, 2000, approximately $132.0 million was available under the DIP Financing Agreement. Letters of credit of approximately $19.1 million were outstanding under the facility as of May 31, 2000. Peak borrowings under the agreement during 1999 were approximately $56.7 million with an effective interest rate during the year of approximately 8.8%.

     The DIP Financing Agreement provides that the Company must comply with certain financial covenants which include a limitation on capital expenditures and a minimum amount on the last day of each month of EBITDA. The following is a brief summary of the limitations on capital expenditures and the minimum specified month end requirement for EBITDA.

Capital Expenditures Aggregate Limitations on Corporate Headquarters:
$3,000,000                 For the period October 14, 1999 to December 31, 1999
$6,000,000                 During fiscal 2000 and for each fiscal year until
                           maturity

Capital Expenditures on Domestic Healthcare Facilities:

$12,900,000                For the period October 14, 1999 to December 31, 1999
$49,300,000                During fiscal 2000 and for each fiscal year until
                           maturity


Minimum cumulative EBITDA at Month End:
October 1999                               $ 2,500,000
November 1999                              $ 3,600,000
December 1999                              $ 5,700,000
January 2000                               $11,900,000
February 2000                              $14,300,000
March 2000                                 $21,000,000
April 2000                                 $24,700,000
May 2000                                   $30,900,000
June 2000                                  $36,100,000
July 2000                                  $43,700,000
August 2000                                $52,900,000
September 2000                             $58,200,000
October 2000                               $64,100,000
November 2000                              $68,700,000
December 2000                              $73,000,000

     It would be an event of default  if  cumulative  EBITDA for any  continuous
twelve-month   period  beginning  with  or  after  January  2001  is  less  than
$73,000,000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The Company was not in compliance with the EBITDA financial covenant at December 31, 1999 and in each of the months for the period ended May 31, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with financial statements for the year ended December 31, 1999 and the quarter ended March 31, 2000. The Company obtained a conditional waiver of these defaults in July 2000. The DIP Lenders have agreed to waive the defaults subject to, among other things, the Company and the DIP Lenders entering into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant and the payment to the DIP Lenders of a $250,000 fee to enter into the amendment, both of which will require the approval of the Bankruptcy Court.

(9) LONG-TERM DEBT

     As a result of the chapter 11 filing, substantially all short and long-term debt at the Filing Date of October 14, 1999, were classified as "Liabilities subject to compromise" in the Company's consolidated balance sheets in accordance with SOP 90-7. No principal has been paid or interest accrued on prepetition obligations since the Filing Date, except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note.

     Under the Bankruptcy Code, actions against the Company to collect prepetition indebtedness are subject to an automatic stay provision. Additionally, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory prepetition contracts subject to Bankruptcy Court approval.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

Long-term debt at December 31 consisted of the following (in thousands):

                                                                                              1999              1998
                                                                                              ----              ----
DIP Financing Agreement.................................................................    $ 12,126             $      -
Senior Credit Facility:
Revolving Credit Facility (see below)...................................................     411,137 (1)          360,100
Credit Facility Term Loans (see below)..................................................     375,115 (1)          385,473
RCA Line of Credit (see below)..........................................................           -               15,000
9 3/8% Senior Subordinated Notes due 2008...............................................     150,000 (1)          150,000
9 1/2% Senior Subordinated Notes due 2007...............................................     250,000 (1)          250,000
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum................      83,300 (1)           83,300
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum, includes
  unamortized premium of $1,899 as of December 31, 1998.................................       1,382 (1)           22,564
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum, includes unamortized
  premium of $96 as of December 31, 1998................................................       6,161 (1)            6,257
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0%
  to 11.42%, collateralized by various facilities.......................................      63,578 (2)           40,041
Mortgage notes payable in Spanish pesetas due at various dates through 2017,
  interest at rates from 4.97% to 14.0%, collateralized by various facilities in Spain..      13,977               16,268
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016,
  interest at 9.50% per annum, collateralized by various facilities in the United              4,795                5,227
  Kingdom...............................................................................
Mortgage notes payable in German marks due at various dates through 2003, interest
  at rates from 6.25% to 6.75%, collateralized by various facilities in Germany.........       6,899                8,148
Mortgage notes payable in Australian dollars due at various dates through 2001,
  interest from 7.6 % to 8.04% collateralized by various facilities in Australia........      13,841                6,394
Revolving lines of credit with a bank due at various dates through 2000, payable in.
  pounds sterling, interest rates of 6.4% and variable rates from 1.0% to 3.0% over the
Finance House Base Rate, collateralized by the assets of various facilities.............       4,901                4,899
Industrial Revenue Bonds................................................................      63,660 (3)           83,919
Other long-term debt....................................................................      41,604 (4)           80,684
                                                                                        ----------------  ---------------
Total long-term debt....................................................................   1,502,476            1,518,274
Less long-term debt subject to compromise...............................................  (1,356,935)                   -
Less amounts due within one year........................................................     (44,776)             (50,378)
Less amounts in non-compliance classified as current....................................           -             (762,243)
                                                                                        ----------------  ---------------
Long-term debt, net of current portion................................................. $    100,765         $    705,653
                                                                                        ================  ===============

     Long-term debt at December 31, 1999, includes one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $52.7 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to year end and the Company's foreign debt obligations.

(1)  Classified   as   liabilities   subject  to  compromise  in  the  Company's
     consolidated balance sheets.

(2) Approximately $47,703 classified as liabilities subject to compromise in the Company's consolidated balance sheets.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(3) Approximately $10,935 classified as liabilities subject to compromise in the Company's consolidated balance sheets.

(4) Approximatley $21,200 classified as liabilities subject to compromise in the Company's consolidated balance sheets.

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of December 31, 1999 is as follows (in thousands):

2000...............................................          $     44,776
2001...............................................                19,572
2002...............................................                 3,422
2003...............................................                 3,647
2004...............................................                 3,828
Thereafter.........................................                70,296
                                                   ----------------------
                                                              $   145,541
                                                   ======================

     Included in the information above, is approximately $52.7 million of Industrial Revenue Bonds and other debt which was assumed subsequent to year end by the purchaser in a Bankruptcy Court approved sales transaction.

     In October 1997, the Company entered into a credit agreement with certain lenders, certain co-agents, and NationsBank of Texas, N.A. as administrative lender to replace the Company's prior revolving credit facility. On October 30, 1998, the Company entered into a fourth amendment to the credit agreement (the "Senior Credit Facility"). The Senior Credit Facility initially provided for borrowings by the Company of up to $1,200.0 million consisting of $500.0 million in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0.0% to 1.0% or the LIBOR rate plus 0.75% to 2.50%, and $700.0 million in term loans which bear interest at the prevailing prime rate plus 0% to 1.5%. In May 1998, the Company permanently reduced the Senior Credit Facility Term Loans by $300.0 million with a portion of the net proceeds from the offerings of the 7% Convertible Trust Issued Preferred Securities (see Note 14 - Convertible Trust Issued Preferred Securities) and the 9 3/8% Notes. As a result of the paydown, the Company recorded an extraordinary loss of approximately $10.3 million, net of income tax benefit of approximately $3.7 million.

     At December 31, 1998, the Company was not in compliance with its Senior Credit Facility, which would have allowed the Lenders to require repayment of all amounts outstanding under the Senior Credit Facility. As a result, the Company classified all borrowings under the Senior Credit Facility as current liabilities in the Company's consolidated balance sheet as of December 31, 1998.

     Prior to the RCA Acquisition, RCA entered into a Revolving Line of Credit Agreement ("RCA Line of Credit") with Healthcare Financial Partners ("HCFP") that provided for borrowings by RCA of up to $15.0 million, with interest at the prevailing prime rate plus 1% to 2% (9.75% at December 31, 1998) and maturity in 2001. The RCA Line of Credit was paid off during October 1999.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The Company had approximately $31.9 million of mortgages with Meditrust (certain Mortgage Notes) as of December 31, 1998, that contain less restrictive covenants and include cross-default provisions with all other mortgages and leases also financed by Meditrust. The Meditrust mortgages were in non-compliance as of December 31, 1998, because the Company did not meet the fixed charge ratio of at least 1.25 to 1. Because the Company was in non-compliance with the terms of the mortgages, the amounts owed under the mortgages were classified as a current liability as of December 31, 1998. The Company also has 36 facility leases with Meditrust which are in default due to cross-default provisions with the Meditrust mortgages and leases.

     In May 1998, the Company entered into certain interest rate swap transactions with an aggregate notional value of $850.0 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The interest rate swap transactions were designated as hedges for accounting purposes. The amounts to be paid or received were accrued and recognized as an adjustment to interest expense. On April 9, 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a pre-tax charge of approximately $2.5 million in 1999.

     The Company has outstanding letters of credit primarily under its prepetition credit facilities of approximately $46.2 million as of December 31, 1999. As of May 31, 2000, the Company had issued approximately $19.1 million in letters of credit under the DIP Financing Agreement.

(10) COMMITMENTS AND CONTINGENCIES

(A)      PREPETITION ACCOUNTS RECEIVABLE

     In certain instances, the collection of amounts from non-affiliated facilities for therapy ancillary services provided to them by the Company has slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries. In addition, fiscal intermediaries of long-term care facilities acquired by the Company are changed to the Company's fiscal intermediary, resulting in temporary delays in timing of third-party payments. Pursuant to an agreement between the Company and the Department of Health and Human Services (the "HHS"), all Medicare payments due to the Company for services rendered prior to October 14, 1999 (pre-bankruptcy), and not previously paid to the Company, will be withheld until the confirmation of a plan of reorganization. At such time, the Company could file a motion in the Bankruptcy Court seeking an adjudication of such funds if the Company believes that such funds exceed the claims that the HHS has against the Company. As of February 29, 2000, the Company estimated that it had net Medicare accounts receivable of approximately $74.5 million that were being withheld by the HHS pursuant to this agreement. It is unlikely that the Company will recover any of these receivables because it is likely the HHS will claim more than such amount. Payment of amounts due to the Company by the HHS for services provided on or after October 14, 1999 (post-bankruptcy) are largely unaffected by the Company's bankruptcy cases. However, if it is determined that there is a pre-bankruptcy overpayment to the Company that is subject to offset against post-bankruptcy payments due to the Company or previously made to the Company, the HHS may seek to have such payments treated as an administrative expense claim and withhold such amounts if not already paid. If the amounts have been previously paid to the Company, the Company would have to return such funds to the HHS upon the occurrence of certain events, including the confirmation of a plan of reorganization.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(B)      LEASE COMMITMENTS

     The Company leases real estate and equipment under cancelable and noncancelable agreements. Under the Bankruptcy Code, the Company may elect to assume or reject executory contracts, including lease agreements subject to Bankruptcy Court approval. As of December 31, 1999, the Company had not rejected any material lease agreements since the Filing Date. Future minimum lease payments under noncancelable leases as of December 31, 1999 are as follows (in thousands):

                                                                                        CAPITAL            OPERATING
                                                                                        LEASES             LEASES
                                                                                        ------             ------
2000......................................................................            $   11,649          $  219,420
2001......................................................................                10,698             211,369
2002......................................................................                 9,028             208,497
2003......................................................................                 8,517             203,173
2004......................................................................                 9,111             193,738
Thereafter................................................................               242,223             918,298
                                                                               -----------------   -----------------
Total minimum lease payments..............................................               291,226         $ 1,954,495
                                                                                                   =================
Less amount representing interest.........................................              (205,948)
                                                                               -----------------
Present value of net minimum lease payments under capital leases..........            $   85,278
                                                                               =================

     Included in the information above, is approximately $8.3 million of capital leases that were assumed subsequent to year end by the purchaser in a Bankruptcy Court approved sales transaction.

     Rent expense under operating leases totaled approximately $267.5 million, $251.3 million, and $143.9 million in 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company leases or subleases 52 facilities from affiliates of two directors of the Company, one of whom resigned during 1999, which are included in the information above. The aggregate lease expense for these 52 facilities and an additional 11 facility leases with affiliates which were terminated during 1999 was approximately $20.3 million, $21.0 million and $20.2 million in 1999, 1998 and 1997, respectively. Future minimum lease commitments related to the facilities the Company leases from affiliates of the existing director total approximately $5.9 million at December 31, 1999. The Company's management believes the terms of all of the foregoing leases are as favorable to the Company as those that could have been obtained from non-related parties. As of December 31, 1999 and 1998, the Company was in non-compliance with financial covenants contained in master lease agreements for certain long-term care facilities in the United States and the United Kingdom. The Company was also in cross-default on some of its long-term care facilities in the United States. As a result, the lessors under the master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. The ability to exercise these rights under the master lease agreement in the United States is subject to the jurisdiction of the Bankruptcy Court.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(C)      INSURANCE

     In the past, the Company has insured certain risks, including general and professional liability, workers' compensation, and employee health benefits, through the use of self-insurance, retrospectively rated premium, high deductible and other hybrid policies which vary by the states in which the Company operated. The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. In the recent past, these carriers have paid substantially more to third parties under the policies than the Company paid in premiums, which the Company believes was prevalent throughout the nursing home industry. Consequently, several major insurance companies are no longer providing this type of coverage to long-term care providers.

     In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program for 2000 will not have a material adverse impact on the Company's financial condition and results of operations or that the Company will not be required to continue this program in future years.

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. The aggregate annual loss exposure with respect to the general and professional liability policies was limited to $8.0 million in 1998 and $1.0 million in 1997. In 1999 there was an unlimited aggregate loss exposure under the per claim retention on these types of claims. An actuarial analysis determined the expected losses under this retention level to be approximately $13.6 million in 1999. Annual reviews of the actuarial determinations will be performed to determine variations from this expected number and any adjustments made to provisions at that time. Provisions for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses, are provided on an undiscounted basis in the period of related coverage. The reserve for such risks is approximately $22.8 million and $8.4 million as of December 31, 1999 and 1998, respectively. Provisions for such risks were approximately $23.9 million, $14.6 million, and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in operating expenses and corporate general and administrative expenses.

     For the years ended December 31, 1998 and 1999, the workers' compensation insurance was guaranteed cost and thus after payment of the premium in those years, risk was fully transferred to the third party insurance carrier. For the year 2000, the Company purchased workers' compensation insurance for all states except Washington, Ohio, and West Virginia, where the Company is required to subscribe to those state and/or self-insured programs. The 2000 policy provides coverage above $250,000 per claim. An actuarial analysis of losses at this retention amount was completed and the expected losses are being funded on a quarterly basis in full during 2000. Total expected losses and costs under this retention level were determined to be approximately $30.0 million. For years prior to 1998 in which the Company carried various forms of workers' compensation insurance as described above, aggregate losses are provided on a fully developed basis, including any incurred but not reported claims. The reserve for such risks is approximately $25.9 million and $26.2 million as of December 31, 1999 and 1998, respectively. Provisions for such risks totaled approximately $30.9 million, $27.8 million and $14.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in operating expenses and corporate general and administrative expenses.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(D)     CONSTRUCTION COMMITMENTS

     As of December 31, 1999, the Company had construction commitments under various contracts of approximately $7.2 million in the United States. These include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility. The Company's foreign operations did not have any construction commitments as of December 31, 1999.

(E)      LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business (see Note 18(a), Other Events - Litigation).

(11) INCOME TAXES

     Income tax expense (benefit) on earnings (losses) before extraordinary loss consists of the following for the year ended December 31 (in thousands):

                                                                             1999             1998            1997
                                                                             ----             ----            ----
Current:
  Federal...........................................................      $  (4,913)        $ 10,009        $ 18,441
  State.............................................................             120           6,470           5,918
  Foreign...........................................................              41           (323)               -
                                                                    ----------------  --------------   -------------
                                                                             (4,752)          16,156          24,359
                                                                    ----------------  --------------   -------------
Deferred:
  Federal...........................................................           4,076          19,653          15,464
  State.............................................................             837          19,926           3,190
  Foreign...........................................................               -         (2,158)         (1,860)
                                                                    ----------------  --------------   -------------
                                                                               4,913          37,421          16,794
                                                                    ----------------  --------------   -------------
  Total.............................................................      $      161        $ 53,577        $ 41,153
                                                                    ================  ==============   =============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     Actual tax expense differs from the "expected" tax expense on earnings (losses) before extraordinary loss, computed by applying the U.S. Federal corporate income tax rate of 35% to earnings (losses) before income taxes and extraordinary loss of the Company as follows for the year ended December 31 (in thousands):

                                                                            1999             1998             1997
                                                                            ----             ----             ----
Computed "expected" tax (benefit) expense.........................        $ (381,254)       $ (241,445)       $ 33,559
Adjustments in income taxes resulting from:
 Amortization of goodwill........................................              5,036             9,439           3,765
 Impairment loss.................................................             94,978            89,333               -
 Increase in valuation allowance.................................            311,708           115,478           2,450
 Loss on sale of subsidiary stock................................                  -             4,340               -
 Legal and regulatory matters....................................                  -             5,847               -
 Loss (loss reversal) on planned asset dispositions..............           (21,236)            59,714               -
 State income tax expense, net of Federal income tax benefit.....           (12,863)             4,044           3,041
 Other...........................................................              3,792             6,827         (1,662)
                                                                    ----------------  ----------------  --------------
                                                                          $      161        $   53,577        $ 41,153
                                                                    ================  ================  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999
     Deferred tax assets (liabilities) were comprised of the following as of December 31 (in thousands):

                                                                                      1999                1998
                                                                                      ----                ----
Deferred tax assets:
 Accounts and notes receivable...............................................          $  78,117          $  18,644
 Accrued liabilities.........................................................             54,002             42,015
 Property and equipment......................................................            100,928             26,445
 Intangible assets...........................................................             76,938             39,945
 Carryforward of deductions limited by Internal Revenue Code Section 382.....              6,250              6,250
 Write-down of assets held for sale..........................................             13,591             13,862
 Deferred income.............................................................              1,118              1,565
 Shareholder settlement......................................................                  -              1,980
 Partnership investments.....................................................              5,505                  -
 Alternative minimum tax credit..............................................              5,712              4,411
 Jobs and other credit carryforwards.........................................              6,075              5,454
 Capital loss carryforwards..................................................              4,127              4,023
 Federal net operating loss carryforwards....................................            126,844              2,202
 State net operating loss carryforwards......................................             25,609             10,256
 United Kingdom trading loss carryforwards...................................             12,911             13,371
 United Kingdom capital loss carryforwards...................................              1,238              5,013
 Property and equipment attributable to United Kingdom operations............              4,175                  -
 Other.......................................................................              4,157              1,844
                                                                                 ---------------   ----------------
                                                                                         527,297            197,280
                                                                                 ---------------   ----------------
Less valuation allowance:
 Federal.....................................................................          (420,215)          (140,680)
 State.......................................................................           (85,064)           (27,616)
 United Kingdom..............................................................           (20,072)           (12,865)
                                                                                 ---------------   ----------------
                                                                                       (525,351)          (181,161)
                                                                                 ---------------   ----------------
Total deferred tax assets.....................................................            1,946             16,119
                                                                                 ---------------   ----------------
Deferred tax liabilities:
 Property and equipment attributable to United Kingdom operations............                 -            (3,529)
 Partnership investments.....................................................                 -            (2,701)
 Changes in certain subsidiaries' methods of accounting for income taxes                (1,936)            (1,899)
 Other.......................................................................              (10)            (1,990)
                                                                                 ---------------   ----------------
                                                                                        (1,946)           (10,119)
                                                                                 ---------------   ----------------
Deferred tax asset, net.......................................................         $     -           $  6,000
                                                                                 ===============   ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The Company and subsidiaries have Federal net operating loss ("NOL") carryforwards of $362.4 million with expiration dates from 2004 through 2019. Various subsidiaries have state NOL carryforwards totaling $609.3 million with expiration dates through the year 2019. In addition, the Company has capital loss carryforwards of approximately $11.8 million, of which $4.5 million will expire in 2001 and $7.3 million will expire in 2004. United Kingdom trading loss carryforwards of $43.0 million and the alternative minimum tax credit carryforwards of $5.7 million have no expiration dates. The $6.1 million of other tax credit carryforwards will expire in years 2000 through 2019. A compromise of debt resulting from an approved plan of reorganization is likely to result in a significant reduction in these tax loss and tax credit carryforwards. In addition, a change in ownership in an approved plan of reorganization could materially impact the Company's ability to utilize any remaining tax loss and tax credit carryforwards.

     In 1999 and 1998, the Company increased the valuation allowance by $311.7 million and $115.5 million, respectively, to fully reserve for deferred tax assets which may not be realized. The Company recorded a $5.7 and a $5.2 million valuation allowance in 1998 and 1997, respectively, related to the deferred tax assets acquired in the acquisition of Regency. The Company recorded a $32.5 million and a $11.2 million valuation allowance in 1999 and 1998, respectively, related to the deferred tax assets acquired in the RCA acquisition. Tax benefits recognized in future periods attributable to the portions of the valuation allowance established in connection with purchase accounting for acquisitions
(totaling $82.8 million) will be allocated to reduce goodwill recorded in connection with these acquisitions.

(12) SUPPLEMENTARY INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

     Supplementary information for the consolidated statements of cash flows is set forth below for the year ended December 31 (in thousands):

                                                                              1999          1998         1997
                                                                              ----          ----         ----
Cash paid during the year ended December 31 for:
  Interest, net of $1,124, $1,792 and $2,023 capitalized during
    1999, 1998 and 1997, respectively................................       $ 49,710     $ 143,850     $ 68,614
  Income taxes.......................................................        (47,974)       23,869        8,553

     The Company's acquisitions during 1999, 1998 and 1997 involved the following for the year ended December 31 (in thousands):

                                                                    1999              1998              1997
                                                                    ----              ----              ----
Fair value of assets acquired................................       $   6,781         $ 578,333        $1,159,012
Liabilities assumed..........................................          (1,050)         (356,268)         (613,988)
Cash payments or payables to former APTA shareholders........
                                                                            -                 -            19,300
Fair value of stock and warrants issued......................               -          (161,424)             (190)
                                                             ----------------   ----------------  ----------------
Cash payments made, net of cash received from others.........       $   5,731         $  60,641        $  564,134
                                                             ================   ================  ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31 are as follows (in thousands):

                                                                     1999                            1998
                                                                     ----                            ----
                                                           CARRYING                         CARRYING
                                                            AMOUNT         FAIR VALUE        AMOUNT        FAIR VALUE
                                                            ------         ----------        ------        ----------
Cash and cash equivalents..........................       $  25,047        $  25,047       $  27,504       $  27,504
Long-term debt including current portion and amounts
  subject to compromise:
  Practicable to estimate fair value...............       1,502,476          539,536       1,251,437       1,088,178
  Not practicable to estimate fair value...........               -                -         266,837               -
Convertible Trust Issued Preferred Securities......         344,119                -         345,000         144,900

     The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities and amounts subject to compromise, and the Convertible Trust Issued Preferred Securities was estimated based on quoted market prices and information received from an international investment banking firm that is experienced with such securities.

(14) CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% convertible trust issued preferred securities due 2028 (the "CTIPS") with a liquidation amount of $25 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principal are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS will continue to accrue. In 1999, accrued and deferred interest was approximately $17.3 million. The agreement in principle discussed in Note 2 provides that holders of CTIPS would not receive any recovery under the plan of reorganization. During 1999, $.88 million of CTIPS were converted into approximately 1.1 million shares of common stock with a par value of approximately $.01 million, resulting in an increase of approximately $0.9 million in additional paid-in capital.

(15) CAPITAL STOCK

(A)      COMMON STOCK REPURCHASE

     In 1999, 1998 and 1997, the Company repurchased  88,115,  71,661 and 23,091 shares of its outstanding common stock at a cost of approximately $0.4 million, $1.4 million and $0.5 million, respectively. Certain executive officers of the Company delivered the shares to the Company, at the fair market value of the stock, in order to pay withholding taxes incurred upon the vesting of previously granted restricted stock.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(B)      STOCK OPTION PLANS

STOCK INCENTIVE PLANS

     The Company has stock incentive plans for certain employees, officers, and consultants of the Company. Awards made under the plan may be in the form of stock options, stock appreciation rights, stock awards, performance share awards or other stock-based awards. A committee appointed by the Board of Directors determines the vesting schedule and the option price, which is generally not to be less than the fair market value per share of the Company's common stock at the date of grant. Options granted prior to March 1996 generally vested at the end of three years and expire ten years from the date of grant. Options granted during and after March 1996 generally vest ratably over three years and expire ten years from the date of grant.

     In May 1999, the Company offered holders of certain employee stock options the right to exchange outstanding stock options for new stock options. The new stock options cause the holders to receive fewer shares of the Company's common stock, but the exercise price for these new stock options is lower than the exercise price for the old stock options. These new stock options are subject to a three-year vesting schedule and will be accounted for as variable options.

     As of December 31, 1999, options for 1,279,450 shares were outstanding, options for 532,983 shares were vested and no shares were available for future grant under the stock incentive plans. Exercise prices of the Company's outstanding stock options range from $1.06 to $24.00.

     In connection with the RCA Acquisition, the Company issued 948,772 Sun common stock options in exchange for outstanding RCA and Contour stock options. As of December 31, 1999 and 1998, options for 6,562 and 349,852 shares, respectively, were outstanding and vested. Exercise prices of these outstanding stock options range from $7.85 to $19.34 per share.

     In 1997, the Company awarded 783,000 shares of restricted stock to ten executives and in 1998 the Company awarded 14,000 shares of restricted stock to one executive. No restricted stock awards were made in 1999. The related compensation expense associated with these awards was recognized ratably over the vesting period of four to five years. During January 2000, all unvested restricted shares held by employees were cancelled and rescinded.

DIRECTOR STOCK PLANS

     The Company had stock plans for nonemployee directors, which provided for grants of nonqualified options and stock awards. Beginning in 1997, nonemployee directors generally received an annual grant of options for 4,000 shares at a price not less than fair market value of the Company's common stock at the date of grant and an annual grant of 2,000 restricted stock awards. All awards vest ratably over the three succeeding annual meetings of stockholders and stock option awards expire ten years after the date of grant. No vesting occurred during 1999, as an annual meeting was not held during 1999. Exercise prices of outstanding options to purchase shares of common stock range from $9.50 to $21.88. During the year ended 1998, the Company awarded 21,222 shares of restricted stock to nonemployee directors, which were expensed over the vesting period. No awards of restricted stock were made in 1999. As of December 31, 1999, options for 93,000 shares were outstanding and options for 38,415 shares have vested. This plan was terminated in 2000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The following is a summary of the status of the Company's Stock Incentive Plans, the Director Stock Plans and assumed option plans from acquisitions as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates (shares in thousands):

                                                1999                           1998                          1997
                                     ----------------------------  -----------------------------  ----------------------------
                                                    WEIGHTED                       WEIGHTED                      WEIGHTED
                                                    AVERAGE                        AVERAGE                        AVERAGE
                                      SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                      ------     --------------     ------      --------------     ------     --------------
Outstanding at beginning of year        4,748             $16.75       3,339             $16.90       3,348            $15.91
Granted:
  Price equals fair value..........       910               1.91       2,781              15.54         814             18.06
Exercised..........................         -                  -        (37)              13.96       (487)             11.25
Cancelled..........................   (4,290)              15.92     (1,335)              14.44       (336)             17.28
                                     ---------                     ----------                     ----------
Outstanding at year-end............     1,368               9.00       4,748              16.75       3,339             16.90
                                     =========                     ==========                     ==========
Options exercisable at year-end           591              15.01       2,334              17.17       1,210             17.25
                                     =========                     ==========                     ==========
Options available for future grant     10,393                          7,013                          3,950
                                     =========                     ==========                     ==========
Weighted average fair value of
  options granted during the year       $1.00                          $8.02                          $5.89
                                     =========                     ==========                     ==========

     The fair value of each option granted in 1999, 1998 and 1997 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     1999     1998     1997
                                                     ----     ----     ----
Expected Life (in years)..........................      4        4        4
Risk-free Interest Rate...........................   5.41%    5.50%    6.26%
Expected Volatility...............................     76%      66%      42%
Dividend Yield....................................      -        -        -


     Had compensation cost for the Company's 1999, 1998 and 1997 option grants been determined consistent with SFAS 123 (see Note 3 which establishes fair value as the measurement basis for stock-based awards, the Company's net earnings (losses) and net earnings (losses) per share for 1999, 1998 and 1997 would approximate the pro forma amounts below (in thousands, except per share data):

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

                                       1999                           1998                            1997
                                       ----                           ----                            ----
                            AS REPORTED     PRO FORMA       AS REPORTED      PRO FORMA       AS REPORTED     PRO FORMA
                            -----------     ---------       -----------      ---------       -----------     ---------
Net earnings (losses).....  $ (1,089,458)   $ (1,091,129)    $ (753,693)      $(759,169)      $  34,801       $  32,804
Net earnings (losses) per
  share:
  Basic...................  $     (18.62)   $     (18.65)    $   (14.49)      $  (14.60)      $    0.75       $    0.71
  Diluted.................  $     (18.62)   $     (18.65)    $   (14.49)      $  (14.60)      $    0.74       $    0.70

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated although not under the existing plans.

     The following table summarizes information about stock options outstanding as of December 31, 1999 (shares in thousands):

                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISEABLE
                                   -------------------                               --------------------

                                              WEIGHTED AVERAGE          WEIGHTED                              WEIGHTED
                              NUMBER             REMAINING               AVERAGE            NUMBER            AVERAGE
RANGE OF EXERCISE PRICE    OUTSTANDING        CONTRACTUAL LIFE       EXERCISE PRICE        OUTSTANDING     EXERCISE PRICE
-----------------------    -----------        ----------------       --------------        -----------     --------------
$ 1.06 - $ 9.50..........         747                    8.82           $     2.57              116           $     8.73
 11.00 -  15.84..........         223                    5.16                13.21              211                13.13
 16.44 -  19.44..........         290                    7.05                17.57              174                17.88
 20.13 -  24.00..........         108                    6.44                21.81               90                22.01
                          ------------                                                   ----------
                                1,368                    7.66                 9.00              591                15.01
                          ============                                                   ==========

(C)      WARRANTS

     In connection with the RCA Acquisition in 1998, the Company issued warrants to purchase 527,123 shares of the Company's common stock at prices ranging from $1.72 to $18.32 per share in exchange for outstanding warrants of RCA and Contour. All of these warrants were exercised or have expired except for one warrant to purchase 25,250 shares at $13.80 per share, which will expire in 2001.

(D)      GRANTOR STOCK TRUST

     In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37.7 million. The Trust was created to fund future obligations under certain of the Company's benefit plans, including, but not limited to, stock option plans, a stock purchase plan, health insurance plans and employee compensation. The sale of the shares to the Trust was recorded as an increase in stockholders' equity with a corresponding reduction for the value of the shares held by the Trust. As stock is released from the Trust to satisfy certain employee compensation and benefit plans, the number and the related fair value of shares held by the Trust is reduced and stockholders' equity increases correspondingly. The Trust held 1,915,935 shares and 1,989,132 shares of the Company's common stock as of December 31, 1999 and 1998, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

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

     The agreement in principle discussed in Note 2 provides for the cancellation of the Company's existing common stock, including the shares held by the Trust. Unless the plan of reorganization that is confirmed by the Bankruptcy Court provides that the Trust would hold the new equity to be issued pursuant to the plan of reorganization, the Trust would most likely be terminated. Upon the termination of the Trust, the debt it owes to the Company would be forgiven.

(16)  EARNINGS PER SHARE

     Basic net earnings (losses) per share is based upon the weighted average number of common shares outstanding during the period.

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the years ended December 31, 1999 and 1998, the Company's stock options and convertible debentures were anti-dilutive.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     Earnings (losses) per share is calculated as follows for the year ended December 31 (in thousands, except per share data):

                                                                                      1999               1998              1997
                                                                                      ----               ----              ----
BASIC:
Net earnings (losses) before extraordinary loss and cumulative effect of
  change in accounting principle...............................................  $ (1,076,642)       $ (743,419)        $  54,729
Net earnings (losses)..........................................................    (1,089,458)         (753,693)           34,801
Weighted average shares outstanding............................................        58,504            52,008            46,329
Earnings (losses) per share:
Net earnings (losses) before extraordinary loss and cumulative effects of
   change in accounting principle..............................................  $     (18.40)       $   (14.29)        $    1.18
Net earnings (losses)..........................................................  $     (18.62)       $   (14.49)        $    0.75
DILUTED:
Net earnings (losses) before extraordinary loss and cumulative effect of
   change in accounting principle used in basic calculation....................  $ (1,076,642)       $ (743,419)        $  54,729
Income impact of assumed conversions...........................................              -                 -            3,410
                                                                               ---------------  ----------------  ---------------
Adjusted net earnings (losses) before extraordinary loss and cumulative effect
   of change in accounting principle...........................................    (1,076,642)         (743,419)           58,139
Extraordinary loss.............................................................              -          (10,274)          (19,928)
Cumulative effect of change in accounting principle............................       (12,816)                 -                -
                                                                                ---------------  ----------------  ---------------
Net earnings (losses)..........................................................   $(1,089,458)       $ (753,693)        $  38,211
                                                                                ===============  ================  ===============

Weighted average shares used in basic calculation..............................         58,504            52,008           46,329
Effect of dilutive securities:
Stock options and warrants.....................................................              -                 -              832
Assumed conversion of convertible debt.........................................              -                 -            4,690
                                                                                ---------------  ----------------  ---------------
Weighted average common and common equivalent shares outstanding...............         58,504            52,008           51,851
                                                                                ===============  ================  ===============

Earnings (losses) per share:
Net earnings (losses) before extraordinary loss and cumulative effect of
   change in accounting principle..............................................     $  (18.40)        $  (14.29)         $   1.12
Net earnings (losses)..........................................................     $  (18.62)        $  (14.49)         $   0.74

(17) PREFERRED STOCK PURCHASE RIGHTS

     On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of common stock. The Rights are currently not exercisable or transferable apart from the common stock and have no voting rights. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share. The Rights become exercisable ten business days following the date a person or group of affiliated persons acquires 15.0% or more of the Company's common stock, or announces a tender or exchange offer which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding Company's common stock. The Rights also become exercisable if any person, who is the beneficial owner of 15.0% or more of the Company's common stock as of the date of record, acquires an additional 1.0% or more of the outstanding Company's common stock. The Rights may be redeemed by the Company at a price of $.001 per Right before their expiration on June 2, 2005.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

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

     The   agreement  in  principle   discussed  in  Note  2  provides  for  the
cancellation of the Company's existing common stock. Unless the plan of reorganization that is confirmed by the Bankruptcy Court provides for the continuation of the Rights with the equity to be issued pursuant to the plan of reorganization, the Rights would be cancelled along with the existing common stock.

(18) OTHER EVENTS

(A)      LITIGATION

     The Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     In May 1999, a former employee of SunBridge filed a proposed class action complaint against SunBridge in the Western District of Washington (the
"SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of SunDance filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases. In June 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an enlargement of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780 million in the SunDance Action and $242 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. As a result of the Company's commencement of its Chapter 11 cases, these lawsuits are stayed with respect to the Company. The Company has filed a motion with the Bankruptcy Court requesting an extension of the stay to the individual defendants. Although the Company intends to vigorously defend itself and its officers in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     In January 1999, the state of Florida filed criminal charges in the Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida against three subsidiaries which were acquired by the Company on June 30, 1998: RCA, Capitol Care Management Co., Inc. and Gainesville Health Care Center, Inc. All of the allegations of wrongdoing related to activities prior to June 30, 1998. Florida's allegations included violations of certain RICO laws, abuse or neglect of elderly or disabled persons, grand theft and Medicaid fraud at a nursing home facility in Florida. Also named as defendants were five individuals who were involved in the operation of the facility in their capacities as officers, directors or employees of the defendant entities. In December 1999, the state of Florida agreed to settle the action for an amount not considered by the Company to be material to its operations. In January 2000, the state dismissed all charges against the three subsidiaries and five individuals. The settlement agreement was approved by the Bankruptcy Court on May 11, 2000.

     The Company and certain of its subsidiaries are defendants in two qui tam lawsuits brought by private citizens in the United States District Court for the Eastern District of California alleging violations of the Federal False Claims Act. The plaintiffs allege that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs, and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company. These lawsuits are currently stayed as a result of the Company's filing for chapter 11 bankruptcy protection.

     The Company and certain of its subsidiaries are defendants in a QUI TAM lawsuit brought by a private citizen in the United States District Court of the Central District of California alleging violations of the Federal False Claims Act and a related wrongful termination. The plaintiff alleges that a home health agency operated by one of the Company's subsidiaries submitted bills for several years that were improper for various reasons, including bills for patients whose treatment had not been authorized by their physicians. The government intervened to the extent that the lawsuit alleges billing without obtaining proper and timely physician authorization, but declined to intervene in the remainder of the lawsuit. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. This lawsuit is currently stayed as a result of the Company's filing for chapter 11 bankruptcy protection.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of qui tam lawsuits that remain under seal and which are not described above. The DOJ has recently advised the Company of the nature of several of the allegations under investigation regarding the Company's subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for
(i)  certain  management  fees  related to the  provision  of therapy  services,
(ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

     The DOJ and the Company are having ongoing discussions regarding a possible global settlement of these investigations. The Company believes that any such settlement would include a monetary payment to the government and a requirement that the Company enter into a corporate integrity agreement with the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, the Company is unable to determine at this time when the investigations will be concluded, how large a monetary payment, if any, the parties would agree on, the nature of any other remedies that may be sought by the government, whether or when a settlement will in fact occur or whether any such settlement or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations. In 1999, the Company recorded a charge of approximately $3.0 million to cover the estimated costs of professional advisory services related to this matter. This amount was recorded in legal and regulatory matters, net in the accompanying consolidated statement of earnings (losses).

     In 1997, the Company was notified by a law firm representing several national insurance companies that these companies believed that the Company had engaged in improper billing and other practices in connection with the Company's delivery of therapy and related services. In response, the Company began discussions directly with these insurers, hoping to resolve these matters without litigation; however, the Company is unable at this time to predict whether it will be able to do so, what the eventual outcome may be or the extent of its liability, if any, to these insurers.

     The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of its business, including claims that its services have resulted in injury or death to the residents of its facilities. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. The Company believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

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

(C)      LEGISLATION, REGULATIONS AND MARKET CONDITIONS

     The Company is subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief which may have a material adverse impact on the Company's financial results and operations.

(19)  SUMMARIZED FINANCIAL INFORMATION

     The Company acquired Mediplex on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6 1/2% Debentures and the 11 3/4% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                AS OF DECEMBER 31,
                                                ------------------
                                               1999           1998
                                               ----           ----
Current assets.......................       $  78,726      $113,585
Noncurrent assets....................         145,922       225,586
Current liabilities..................           8,765        13,165
Noncurrent liabilities...............          53,130        69,454
Due to parent........................         291,150       206,161


                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                         1999             1998            1997
                                                                         ----             ----            ----
Net revenues...................................................       $  442,914       $  581,288      $ 507,750
Costs and expenses.............................................         (426,418)        (546,833)      (486,541)
Impairment loss................................................          (46,779)        (147,990)              -
Loss on sale of assets, net....................................          (41,019)                -              -
Cumulative effect of change in accounting principle............           (2,520)                -              -
                                                                  ---------------   --------------  -------------
Earnings (losses) before intercompany charges and income taxes.          (73,822)        (113,535)         21,209
Intercompany charges (1).......................................          (94,759)         (75,376)       (78,957)
                                                                  ---------------   --------------  -------------
Losses before income taxes.....................................         (168,581)        (188,911)       (57,748)
Income tax benefit (expense)...................................              (32)            3,619         18,326
                                                                  ---------------   --------------  -------------
Net losses.....................................................        $(168,613)      $ (185,292)      $(39,422)
                                                                  ===============   ==============  =============


(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling approximately $14.9 million, $23.0 million and $32.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Royalty fees charged to Mediplex for the years ended December 31, 1999, 1998 and 1997, for the use of Sun trademarks were approximately $7.0 million, $10.8 million and $7.4 million, respectively. Intercompany interest charged to Mediplex for the years ended December 31, 1999, 1998 and 1997, for advances from Sun was approximately $72.9 million, $41.6 million and $39.3 million, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflects unaudited quarterly financial data for fiscal years 1999 and 1998:

                                                                           YEAR ENDED DECEMBER 31, 1999
                                                          -------------------------------------------------------------
                                                                 FIRST           SECOND           THIRD        FOURTH
                                                                QUARTER          QUARTER         QUARTER       QUARTER
                                                                -------          -------         -------       -------

Total net revenues........................................    $  673,032      $  600,914      $  629,579    $  625,514
                                                          ===============  ==============  ==============  ============
Losses before income taxes and cumulative effect
   of change in accounting principle......................    $  (98,529)     $ (588,597)     $ (236,763)   $ (152,592)
                                                          ===============  ==============  ==============  ============
Net losses before cumulative effect of change
   in accounting principle................................    $  (99,421)     $ (588,597)     $ (236,856)   $ (151,768)
                                                          ===============  ==============  ==============  ============

Cumulative effect of change in accounting principle.......    $  (13,726)     $        -      $        -    $      910
                                                          ===============  ==============  ==============  ============
Net  losses...............................................    $ (113,147)     $ (588,597)     $ (236,856)   $ (150,858)
                                                          ===============  ==============  ==============  ============

Net losses per common and common equivalent share:
Net losses before cumulative effect of change
   in accounting principle (1):
  Basic...................................................     $   (1.73)     $   (10.10)      $   (4.03)     $  (2.56)
                                                          ===============  ==============  ==============  ============

  Diluted.................................................     $   (1.73)      $  (10.10)      $   (4.03)     $  (2.56)
                                                          ===============  ==============  ==============  ============

Net losses (1):
  Basic...................................................     $   (1.96)      $  (10.10)       $  (4.03)     $  (2.54)
                                                          ===============  ==============  ==============  ============

  Diluted.................................................     $   (1.96)      $  (10.10)       $  (4.03)     $  (2.54)
                                                          ===============  ==============  ==============  ============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

                                                                         YEAR ENDED DECEMBER 31, 1998
                                                       ----------------------------------------------------------------
                                                              FIRST           SECOND           THIRD          FOURTH
                                                             QUARTER          QUARTER         QUARTER        QUARTER
                                                             -------          -------         -------        -------

Total net revenues.....................................     $   741,490      $  752,392      $  814,408     $   780,170
                                                       ================  ==============  ==============  ==============
Earnings (losses) before income taxes and
  extraordinary losses.................................     $    31,977      $    1,568      $  (2,411)     $ (720,976)
                                                       ================  ==============  ==============  ==============
Net earnings (losses) before extraordinary loss........     $    18,387      $      753      $  (1,030)     $ (761,529)
                                                       ================  ==============  ==============  ==============
Extraordinary loss.....................................     $         -      $10,120(2)      $        -     $       154
                                                       ================  ==============  ==============  ==============
Net earnings (losses)..................................     $    18,387      $  (9,367)      $  (1,030)     $ (761,683)
                                                       ================  ==============  ==============  ==============
Net earnings (losses) before extraordinary loss(1):
  Basic................................................     $      0.39      $     0.02      $   (0.02)     $   (13.34)
                                                       ================  ==============  ==============  ==============
  Diluted..............................................     $      0.37      $     0.02      $   (0.02)     $   (13.34)
                                                       ================  ==============  ==============  ==============

Net earnings (losses)(1):
  Basic................................................      $     0.39      $   (0.20)      $   (0.02)     $   (13.34)
                                                       ================  ==============  ==============  ==============
  Diluted..............................................      $     0.37      $   (0.20)      $   (0.02)     $   (13.34)
                                                       ================  ==============  ==============  ==============

__________

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year (see Note 16
     - Earnings Per Share).

(2) In the second quarter of 1998, the Company recorded an extraordinary loss of $10.1 million, net of income tax benefit of $3.7 million, in relation to the permanent paydown of $300.0 million of the term loan portion of the credit facility and $3.7 million related to the retirement of $5.0 million of Contour convertible debentures purchased by the Company.

(21) SEGMENT INFORMATION

     The Company adopted SFAS 131 in 1998, which changed the way the Company reports information from its operating segments. Segment information from 1997 has been reclassified from the prior year's presentation to conform to the 1998 presentation. Previously, the Company identified segments based on geographic location.

     The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, sub-acute and related ancillary care services to nursing home patients. In addition to services provided in the United States, the Company provides services in the United Kingdom, Spain, Germany and Australia.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

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

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities.

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

     INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain, Australia and Germany as well as acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Spain and medical supplies in Australia. The Company sold certain of the Canadian operations in 1998 and the remainder in the first quarter of 1999. Subsequent to December 31, 1999, the Company sold 18 pharmacies in the United Kingdom. The Company is currently soliciting offers to purchase the remainder of its international operations.

     OTHER  OPERATIONS:   This  segment  includes  temporary  therapy  services,
assisted living services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

     The accounting policies of the segments are the same as those described in the Note 3 - "Summary of Significant Accounting and Financial Reporting Policies". The Company primarily evaluates segment performance based on profit or loss from operations after allocated expenses and before reorganization items, income taxes, extraordinary items and cumulative effect of change in accounting principle. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters, restructuring costs, etc. are not considered in the evaluation of segment performance. Allocated expenses include intercompany charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. The Company accounts for intersegment sales and provision of services at market prices.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property, plant and equipment, unallocated intangible assets and goodwill. Although corporate assets include unallocated intangible assets and goodwill, the amortization of these items is reflected in the results of operations of the associated segment.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The Company's reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The following tables summarize, for the years indicated, operating results and other financial information, by business segment (in thousands):

                                        REHABILITATION
                                             AND        PHARMACEUTICAL
                                         RESPIRATORY     AND MEDICAL
                            INPATIENT      THERAPY         SUPPLY    INTERNATIONAL   OTHER                INTERSEGMENT
                            SERVICES       SERVICES       SERVICES    OPERATIONS   OPERATIONS  CORPORATE  ELIMINATIONS  CONSOLIDATED
                            --------       --------       --------    ----------   ----------  ---------  ------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Total Net Revenues.........$1,697,518   $   234,008     $  300,959   $  296,906   $ 222,219   $       -   $(222,571)    $2,529,039
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses  1,789,570       248,027        299,068      290,272     237,054     116,315    (219,705)     2,760,601
  on accounts receivable...
Depreciation and               29,025         7,173          7,043       12,805      12,911      12,584        (216)        81,325
  amortization.............
Interest, net..............     9,773           305             76       13,191       6,902      98,807            -       129,054
Dividends on Preferred
  Securities...............         -             -              -            -           -      20,407            -        20,407
                            ---------   -----------    -----------  -----------  ----------  ----------  -----------  ------------
Losses before corporate     (130,850)      (21,497)        (5,228)     (19,362)    (34,648)   (248,113)      (2,650)     (462,348)
  allocations..............
Corporate interest             42,793        12,868         12,613       19,550      10,166    (97,990)            -             -
  allocation...............
Corporate management fees..    71,611         9,455         11,792        2,966       6,733    (99,907)      (2,650)             -
                            ---------   -----------    -----------  -----------  ----------  ----------  -----------  ------------
Net segment losses......... $(245,254)   $  (43,820)    $  (29,633)   $  (41,878)  $ (51,547)  $(50,216)   $        -    $(462,348)
                            =========   ===========    ===========  ===========  ==========  ==========  ===========  ============
Intersegment revenues...... $     598   $   126,880    $    80,944   $        -   $  14,149   $       -   $(222,571)    $       -
Identifiable segment assets $ 345,810   $    74,530    $   110,302   $  267,604   $ 159,259   $1,142,314  $(661,331)    $1,438,488
Segment capital
  expenditures, net........ $  23,114   $     6,696    $    3,184    $   25,632   $  11,616   $  32,211   $        -    $  102,453

FOR THE YEAR ENDED DECEMBER 31, 1998
Total Net Revenues......... $2,045,270  $   678,803    $   254,455   $  285,267   $ 283,326   $       -   $(458,661)    $3,088,460
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable...  1,970,887      458,464        232,219      264,927     280,000     137,809    (450,804)     2,893,502
Depreciation and
  amortization.............     41,223        9,727         10,755       19,296       8,968      12,546            -       102,515
Interest, net..............      6,422          (18)           409       19,412       3,853     105,333            -       135,411
Dividends on Preferred
  Securities                         -             -             -            -           -      16,163            -        16,163
                            ----------  ------------   -----------  -----------  ----------  ----------  -----------  ------------
Earnings (losses) before
  corporate allocations....    26,738       210,630         11,072     (18,368)     (9,495)   (271,851)      (7,857)      (59,131)
Corporate interest
  allocation..............     49,683        16,300         10,653       22,844       8,992   (108,472)            -             -
Corporate management fees..    86,777        34,486         10,148        2,694       (718)   (125,530)      (7,857)             -
                            ---------   -----------    -----------  -----------  ----------  ----------  -----------  ------------
Net segment earnings
  (losses)................. $(109,722)  $   159,844    $   (9,729)   $ (43,906)   $(17,769) $ (37,849)   $        -   $  (59,131)
                            ==========  ===========    ===========  ===========  ========== ==========  ===========   ===========
Intersegment revenues...... $       -   $   344,118    $    78,954   $        -   $  35,589  $        -   $(458,661)   $       -
Identifiable segment assets $ 661,349   $   203,365    $   141,664   $  419,660   $ 230,969  $1,427,243   $(616,212)   $ 2,468,038
Segment capital
  expenditures, net.........$  68,145   $     5,393    $    19,307   $    4,755   $  27,580  $   40,257   $  (5,021)   $   160,416

FOR THE YEAR ENDED DECEMBER 31, 1997
Total Net Revenues......... $1,249,861  $   466,358    $   157,336   $  198,155   $ 165,906  $        -   $(226,796)   $ 2,010,820
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable... 1,153,712       315,528        135,375      173,546     154,411      71,050    (226,796)     1,776,826
Depreciation and
  amortization.............    22,655         4,196          3,311       15,509       2,243       8,716            -        56,630
Interest, net..............     4,144          (53)             92       16,608        (91)      53,782            -        74,482
                            ---------   -----------    -----------  -----------  ----------  ----------  -----------  ------------
Earnings (losses) before
  corporate allocations....    69,350       146,687         18,558      (7,508)       9,343   (133,548)            -       102,882
Corporate interest
  allocation...............    18,779         8,869          5,169       17,175       3,900    (53,892)            -             -
Corporate management fees
  allocation...............    48,952        18,804          6,162        1,963       1,925    (77,806)            -             -
                            ----------  -------------  -----------  -----------  ----------  ----------  -----------  ------------
Net segment earnings
  (losses)................. $   1,619   $   119,014    $     7,227   $ (26,646)   $   3,518   $ (1,850)   $        -   $   102,882
                            =========   ===========    ===========  ===========  ==========  ==========  ===========  ============
Intersegment revenues...... $      -    $   180,303    $    32,648   $        -   $  13,845   $     -     $ (226,796)  $         -

Identifiable segment assets $ 611,752   $   211,526    $   110,811   $  566,136   $  51,739   $1,771,041  $ (743,769)  $ 2,579,236
Segment capital
  expenditures, net........ $  25,104   $     8,575    $     4,580   $   51,231   $     712   $  12,960   $        -   $   103,162

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     The  following   tables   reconcile  net  segment   earnings   (losses)  to
consolidated earnings (losses) before reorganization items, income taxes, extraordinary items and cumulative effect of change in accounting principle:

                                                              FOR THE YEAR ENDED      FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                              DECEMBER 31, 1999       DECEMBER 31, 1998      DECEMBER 31, 1997
                                                              -----------------       -----------------      -----------------
Net segment earnings (losses)....................             $  (462,348)              $ (59,131)            $ 102,882
Legal and regulatory matters, net................                     (38)                (22,456)                    -
Loss on sale of assets, net......................                 (78,673)               (206,205)              (7,000)
Loss on termination of interest rate swaps.......                  (2,488)                       -                    -
Impairment loss..................................                (457,449)               (397,492)                    -
Restructuring costs..............................                 (27,353)                 (4,558)                    -
Reorganization costs, net........................                 (48,132)                       -                    -
                                                           ----------------------   ---------------------   --------------------
Earnings (losses) before income taxes, extraordinary
  loss and cumulative effect of change in accounting
  principle......................................             $(1,076,481)              $(689,842)            $  95,882
                                                           ======================   =====================   ====================

(22) SUMMARIZED CONSOLIDATING INFORMATION

     In connection with the Company's offering of the 9 1/2% Notes in July 1997, and the 9 3/8% Notes in May 1998, all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the 9 1/2% Notes and 9 3/8% Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

     Through various intercompany agreements entered into by the Company, the Guarantors and certain of the non-Guarantor subsidiaries, Sun provides management services, and acts on behalf of the Guarantors and certain of the non-Guarantor subsidiaries to make financing available for their operations. The Company charged the Guarantors for management services totaling approximately $99.2 million, $124.9 million and $75.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company charged the non-Guarantor subsidiaries for management services totaling approximately $1.1 million, $4.4 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Intercompany interest charged to the Guarantors for the years ended December 31, 1999, 1998 and 1997 for advances from the Company were approximately $78.0 million, $190.5 million and $141.8 million, respectively. Intercompany interest charged to the non-Guarantor subsidiaries for the years ended December 31, 1999, 1998 and 1997 for advances from the Company was approximately $0.4 million, $3.8 million and $2.7 million, respectively.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................    $      13,049    $       6,693     $       5,305     $         -    $     25,047
   Accounts receivable, net....................                -          235,745            20,659         (1,940)         254,464
   Other receivables, net......................          296,034        (191,118)          (89,000)               -          15,916
   Inventory, net..............................                -           35,333             7,650               -          42,983
   Prepaids and other assets...................            1,796            8,825             4,466               -          15,087
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          310,879           95,478          (50,920)         (1,940)         353,497
Property and equipment, net....................           94,264          144,643           207,269               -         446,176
Goodwill, net..................................                -          407,093            68,474               -         475,567
Notes receivable, net..........................           14,750            1,436             6,512               -          22,698
Assets held for sale...........................                -           67,116             3,493               -          70,609
Other assets, net..............................           37,229           25,280             7,432               -          69,941
Investment in subsidiaries.....................      (1,242,314)                -                 -       1,242,314               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................    $   (785,192)     $    741,046      $    242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........           12,126            1,225            31,425               -          44,776
   Current portion of obligations under capital
     leases....................................                -              107               326               -             433
   Accounts payable............................           28,177           14,545            13,214         (2,149)          53,787
   Accrued compensation and benefits...........           13,011           61,642             9,464               -          84,117
   Accrued interest............................                -            2,034               938               -           2,972
   Accrued self-insurance obligations..........         (12,703)           70,512             1,266               -          59,075
   Other accrued liabilities...................           36,685           60,483            19,321               -         116,489
   Income tax payables.........................           17,498          (9,271)               903               -           9,130
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................           94,794          201,277            76,857         (2,149)         370,779
Long-term debt, net of current portion.........                -           53,387            47,378               -         100,765
Obligations under capital leases, net of current
  portion......................................                -            8,188            57,487               -          65,675
Other long-term liabilities....................                -           34,768             2,026               -          36,794
Liabilities subject to compromise (see Note 2).        1,427,020          131,498                 -               -       1,558,518
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,521,814          429,118           183,748         (2,149)       2,132,531
Intercompany payables/(receivables)............      (1,606,984)        1,622,789          (16,015)             210               -
Minority interest..............................                -            5,821               158               -           5,979
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7% convertible
  junior subordinated debentures of the Company          344,119                -                 -               -         344,119
Total stockholders' equity (deficit)...........      (1,044,141)      (1,316,682)            74,369       1,242,313     (1,044,141)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' equity
  (deficit)....................................    $   (785,192)     $    741,046      $    242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                              COMBINED          COMBINED
                                                PARENT        GUARANTOR       NON-GUARANTOR
                                                COMPANY      SUBSIDIARIES     SUBSIDIARIES        ELIMINATION    CONSOLIDATED
                                                -------      ------------     ------------       -----------    ------------
Current assets:
   Cash and cash equivalents...............      $ (9,964)      $   26,406         $    11,062         $     -      $   27,504
   Accounts receivable, net................            311         485,293              60,313         (7,588)         538,329
   Other receivables, net..................         14,304          17,600              16,169               -          48,073
   Inventory, net..........................             13          39,640               9,209               -          48,862
   Prepaids and other assets...............          2,651           9,151               1,289               -          13,091
   Income tax receivables..................         15,874               -                   -               -          15,874
                                              -------------  --------------  ------------------  --------------  --------------
  Total current assets.....................         23,189         578,090              98,042         (7,588)         691,733

Property and equipment, net................         66,341         228,732             306,197               -         601,270
Goodwill, net..............................              -         669,785             126,160               -         795,945
Notes receivable, net......................         21,999             693               9,642               -          32,334
Assets held for sale.......................              -         192,447                   -               -         192,447
Other assets, net..........................         75,710          50,287              22,312               -         148,309
Investment in subsidiaries.................          (904)               -                   -             904               -
Deferred tax assets........................          6,000               -                   -               -           6,000
                                              -------------  --------------  ------------------  --------------  --------------
  Total assets.............................      $ 192,335     $ 1,720,034        $    562,353      $  (6,684)     $ 2,468,038
                                              =============  ==============  ==================  ==============  ==============

Current liabilities:
   Current portion of long-term debt.......      $ 728,032      $   57,212         $    27,377         $     -      $  812,621
   Current portion of obligations under
     capitalleases.........................          1,134           2,333                 236               -           3,703
   Accounts payable........................         63,170          17,192              21,369         (7,588)          94,143
   Accrued compensation and benefits.......         19,160          69,510              13,421               -         102,091
   Accrued interest........................         19,616           5,957                 522               -          26,095
   Accrued self-insurance obligations......        (2,713)          56,241               1,337               -          54,865
   Other accrued liabilities...............         23,699          77,128              37,024               -         137,851
                                              -------------  --------------  ------------------  --------------  --------------
  Total current liabilities................        852,098         285,573             101,286         (7,588)       1,231,369

Long-term debt, net of current portion.....        502,822         162,061              40,770               -         705,653
Obligations under capital leases, net of
  current portion..........................              -          27,731              75,948               -         103,679
Other long-term liabilities................              -          39,123               1,938               -          41,061
                                              -------------  --------------  ------------------  --------------  --------------
  Total liabilities........................      1,354,920         514,488             219,942         (7,588)       2,081,762

Intercompany payables/(receivables)........    (1,541,344)       1,398,795             142,549               -               -
Minority interest..........................              -           6,118               1,399               -           7,517
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7%
  convertible junior subordinated debentures
  of the Company...........................        345,000               -                   -               -         345,000
Total stockholders' equity (deficit).......         33,759       (199,367)             198,463             904          33,759
                                              -------------  --------------  ------------------  --------------  --------------
Total liabilities and stockholders' equity
  (deficit)................................     $  192,335     $ 1,720,034        $    562,353      $  (6,684)     $ 2,468,038
                                              =============  ==============  ==================  ==============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                COMBINED         COMBINED
                                                PARENT          GUARANTOR       NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues..........................     $  (2,058)     $  2,201,463       $   335,188       $  (5,554)      $ 2,529,039
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs..........................              -        2,159,004           324,263          (5,554)        2,477,713
   Impairment loss..........................          3,717          386,905            66,827                -          457,449
   Corporate general and administrative.....        115,544           30,124            14,003                -          159,671
   Interest, net (contractual interest
     $166,101)..............................         95,716           18,782            14,556                -          129,054
   Provision for losses on accounts
     receivable.............................          1,911          120,820               486                -          123,217
   Depreciation and amortization............          9,825           58,231            13,269                -           81,325
   Loss on sale of assets, net..............          9,760           52,131            16,782                -           78,673
   Restructuring costs......................         19,731            6,086             1,536                -           27,353
   Loss on termination of interest rate swap          2,488                -                 -                -            2,488
   Legal and regulatory matters, net........          2,907          (2,869)                 -                -               38
   Equity interest in losses of
     subsidiaries...........................      1,236,260                -                 -      (1,236,260)                -
   Intercompany interest expense (income)...       (20,125)           20,125                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses.................      1,477,734        2,849,339           451,722      (1,241,814)        3,536,981
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Dividends on convertible preferred
  securities of subsidiary..................         20,407                -                 -                -           20,407
Intercompany charges........................      (454,977)          452,940             2,037                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs, income
  taxes and cumulative effect of change
  in accounting principle...................    (1,045,222)      (1,100,816)         (118,571)        1,236,260      (1,028,349)
Reorganization costs, net...................         41,047            7,085                 -                -           48,132
Income taxes................................            120                -                41                -              161
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses before cumulative effect of
  change in accounting principle............    (1,086,389)      (1,107,901)         (118,612)        1,236,260      (1,076,642)
Cumulative effect of change in accounting
  principle.................................        (3,069)          (9,351)             (396)                -         (12,816)
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses..................................   $(1,089,458)    $ (1,117,252)      $  (119,008)      $ 1,236,260     $(1,089,458)
                                             ===============  ===============  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                       COMBINED         COMBINED
                                         PARENT       GUARANTOR      NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                         -------     ------------     ------------      -----------    ------------
Total net revenues..................      $  3,106     $ 2,657,853       $   447,617     $  (20,116)     $ 3,088,460
                                       ------------  --------------  ----------------  --------------  --------------
Costs and expenses:
   Operating........................         4,281       2,235,535           409,785        (20,116)       2,629,485
   Impairment loss..................         6,750         330,453            60,289               -         397,492
   Loss on sale of assets, net......        37,392         157,460            11,353               -         206,205
   Corporate general and                   122,081          41,144            17,709               -         180,934
     administrative.................
   Interest, net....................       102,745          12,124            20,542               -         135,411
   Depreciation and amortization....        10,364          69,928            22,223               -         102,515
   Provision for losses on
     accounts receivable............         5,433          73,937             3,713               -          83,083
   Legal and regulatory matters, net        22,050             406                 -               -          22,456
   Restructuring costs..............         1,003           3,429               126               -           4,558
   Equity interest in losses of
     subsidiaries...................       779,076               -                 -       (779,076)               -
                                       ------------  --------------  ----------------  --------------  --------------
   Total costs and expenses.........     1,091,175       2,924,416           545,740       (799,192)       3,762,139
                                       ------------  --------------  ----------------  --------------  --------------

Dividends on convertible preferred
  securities of subsidiary..........        16,163               -                 -               -          16,163
Intercompany charges................     (323,662)         315,450             8,212               -               -
                                       ------------  --------------  ----------------  --------------  --------------
Losses before income taxes and
  extraordinary loss................     (780,570)       (582,013)         (106,335)         779,076       (689,842)
Income taxes........................      (37,151)          96,222           (5,494)               -          53,577
                                       ------------  --------------  ----------------  --------------  --------------
Losses before extraordinary loss....     (743,419)       (678,235)         (100,841)         779,076       (743,419)
Extraordinary loss..................      (10,274)               -                 -               -        (10,274)
                                       ------------  --------------  ----------------  --------------  --------------
Net losses..........................    $(753,693)     $ (678,235)      $  (100,841)      $  779,076     $ (753,693)
                                       ============  ==============  ================  ==============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       CONSOLIDATING STATEMENT OF EARNINGS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                             COMBINED          COMBINED
                                               PARENT        GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES      SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                               -------     ------------      ------------      -----------    ------------
Total net revenues.......................       $  2,337     $ 1,671,369        $    337,114        $     -     $ 2,010,820
                                             ------------  --------------  ------------------  -------------  --------------
Costs and expenses:
   Operating.............................              -       1,376,767             286,051              -       1,662,818
   Corporate general and administrative..         61,687          22,643              13,839              -          98,169
   Interest, net.........................         52,244           5,646              16,592              -          74,482
   Depreciation and amortization.........          4,574          35,301              16,755              -          56,630
   Provision for losses on accounts
     receivable..........................          (750)          15,733                 856              -          15,839
   Loss on sale of assets, net...........          7,000               -                   -              -           7,000
   Equity interest in losses of subsidiaries      22,925               -                   -       (22,925)               -
                                             ------------  --------------  ------------------  -------------  --------------
   Total costs and expenses..............        147,680       1,456,090             334,093       (22,925)       1,914,938
                                             ------------  --------------  ------------------  -------------  --------------

Earnings (losses) before income taxes,
  intercompany charges and extraordinary
  loss...................................      (145,343)         215,279               3,021         22,925          95,882
Intercompany charges.....................        221,738       (217,578)             (4,160)              -               -
                                             ------------  --------------  ------------------  -------------  --------------
Earnings (losses) before income taxes....         76,395         (2,299)             (1,139)         22,925          95,882
Income taxes.............................         39,544             935                 674              -          41,153
                                             ------------  --------------  ------------------  -------------  --------------


Earnings (losses) before extraordinary loss       36,851         (3,234)             (1,813)         22,925          54,729
Extraordinary loss.......................        (2,050)        (17,878)                   -              -        (19,928)
                                             ------------  --------------  ------------------  -------------  --------------
Net earnings (losses)....................       $ 34,801      $ (21,112)        $    (1,813)      $  22,925      $   34,801
                                             ============  ==============  ==================  =============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................   $(1,089,458)     $(1,117,252)      $   (119,008)      $  1,236,260   $ (1,089,458)
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries     1,236,260                -                  -       (1,236,260)               0
      Loss on sale of assets, net.............          9,760           52,131             16,782                 -          78,673
      Cumulative effect of change in
         accounting  principle................          3,069            9,351                396                 -          12,816
      Impairment loss.........................          3,717          386,905             66,827                 -         457,449
      Depreciation and amortization...........          9,825           58,231             13,269                 -          81,325
      Provision for losses on accounts
         receivable...........................          1,911          120,820                486                 -         123,217
      Reorganization costs, net...............         41,047            7,085                  -                 -          48,132
      Other, net..............................          9,043            9,978              (966)                 -          18,055
Changes in operating assets and liabilities:
   Accounts receivable........................        (4,586)          150,077             15,373                 -         160,864
   Other current assets.......................         53,883         (20,544)           (24,927)                 -           8,412
   Other current liabilities..................         41,641           28,941              2,025                 -          72,607
   Income tax payables .......................         38,795          (6,802)              3,437                 -          35,430
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities before reorganization costs......        354,907        (321,079)           (26,306)                 -           7,522
Net cash paid for reorganization costs........          (269)                -                  -                 -           (269)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities..................................        354,638        (321,079)           (26,306)                 -           7,253
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................       (32,205)         (33,243)           (37,005)                 -       (102,453)
Proceeds from sale of assets held for sale....              -            8,735                  -                 -           8,735
Acquisitions, net of cash acquired............              -          (5,731)                  -                 -         (5,731)
Proceeds from the sale and leaseback of
  property and equipment......................              -                -             38,600                 -          38,600
Decrease (increase) in long-term notes
  receivable..................................         44,641         (30,414)              1,630                 -          15,857
Decrease (increase) in other assets...........          8,065           43,358            (6,244)                 -          45,179
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities..................................         20,501         (17,295)            (3,019)                 -             187
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ...................         12,125                -                  -                 -          12,125
Long-term debt borrowings.....................         95,693            2,732             27,637                 -         126,062
Long-term debt repayments (prepetition).......       (13,800)         (42,977)           (35,725)                 -        (92,502)
Principal payments on prepetition debt
  authorized by Bankruptcy Court..............       (34,708)          (1,347)               (63)                 -        (36,118)
Conversion of Mediplex 6 1/2% subordinated
  debentures due 2003.........................        (6,649)                -                  -                 -         (6,649)
Net proceeds from issuance of common stock....          1,784                -                  -                 -           1,784
Purchases of treasury stock...................          (409)                -                  -                 -           (409)
Other financing activities....................       (27,242)           12,485                277                 -        (14,480)
Intercompany advances.........................      (378,987)          347,768             31,219                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
  activities..................................      (352,193)          318,661             23,345                 -        (10,187)
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents.................................             67                -                223                 -             290
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash
  equivalents.................................         23,013         (19,713)            (5,757)                 -         (2,457)
Cash and cash equivalents at beginning of             (9,964)           26,406             11,062                 -          27,504
  period......................................
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....      $  13,049       $    6,693        $     5,305          $      -      $   25,047
                                                ==============  ===============  =================  ================  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                    PARENT        GUARANTOR        NON-GUARANTOR
                                                    COMPANY      SUBSIDIARIES      SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                                    -------      ------------      ------------      -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................     $(753,693)     $  (678,235)       $   (100,841)     $  779,076      $ (753,693)
Adjustments to reconcile net losses to net cash
  provided by (used for) operating activities:
   Equity interest in losses of subsidiaries..        779,076                -                   -      (779,076)                -
   Extraordinary loss.........................         10,274                -                   -              -           10,274
   Loss on sale of assets, net................         37,392          157,460              11,353              -          206,205
   Impairment loss............................          6,750          330,453              60,289              -          397,492
   Depreciation and amortization..............         10,364           69,928              22,223              -          102,515
   Provision for losses on accounts receivable          5,433           73,937               3,713              -           83,083
   Other, net.................................          9,572                -               (504)              -            9,068
Changes in operating assets and liabilities:
   Accounts receivable........................        (1,525)         (56,853)             (3,301)              -         (61,679)
   Other current assets.......................        (5,083)          (3,262)            (11,212)              -         (19,557)
   Other current liabilities..................         88,371        (125,270)             (4,631)              -         (41,530)
   Income tax payables .......................       (30,387)           53,855             (1,226)              -           22,242
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net cash provided by (used for) operating
  activities..................................        156,544        (177,987)            (24,137)              -         (45,580)
                                                  ------------  ---------------  ------------------  -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................       (32,688)        (116,920)            (10,808)              -        (160,416)
Acquisitions, net of cash acquired............              -         (46,249)            (14,392)              -         (60,641)
Proceeds from the sale and leaseback of property
  and equipment...............................              -           16,833             117,542              -          134,375
Decrease (increase) in long-term notes
  receivable..................................       (24,686)           14,903               3,806              -          (5,977)
Decrease (increase) in other assets...........          5,593         (11,282)              12,483              -            6,794
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net cash provided by (used for) investing
  activities..................................       (51,781)        (142,715)             108,631              -         (85,865)
                                                  ------------  ---------------  ------------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings.....................        225,781                -              23,037              -          248,818
Long-term debt repayments.....................      (314,823)         (24,725)            (99,059)              -        (438,607)
Net proceeds from issuance of convertible trust
  issued preferred securities of subsidiary...        334,044                -                   -              -          334,044
Net proceeds from issuance of common stock....          2,337                -                   -              -            2,337
Purchases of treasury stock...................        (1,393)                -                   -              -          (1,393)
Other financing activities....................       (18,290)            8,875               1,264              -          (8,151)
Intercompany advances.........................      (340,802)          342,948             (2,146)              -                -
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net cash provided by (used for) financing
  activities..................................      (113,146)          327,098            (76,904)              -          137,048
                                                  ------------  ---------------  ------------------  -------------  ---------------
Effect of exchange rate on cash and cash
  equivalents.................................              -                -                 881              -              881
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net increase (decrease) in cash and cash
  equivalents.................................        (8,383)            6,396               8,471              -            6,484
Cash and cash equivalents at beginning of period      (1,581)           20,010               2,591              -           21,020
                                                  ------------  ---------------  ------------------  -------------  ---------------
Cash and cash equivalents at end of period          $ (9,964)       $   26,406         $    11,062        $     -       $   27,504
                                                  ============  ===============  ==================  =============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                   PARENT        GUARANTOR      NON-GUARANTOR
                                                  COMPANY      SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                  -------      ------------     ------------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (losses)........................       $ 34,801      $ (21,112)      $    (1,813)       $   22,925       $   34,801
Adjustments to reconcile net earnings (losses)
  to net cash provided by (used for) operating
  activities:
   Equity interest in losses of subsidiaries.         22,925               -                 -         (22,925)                -
   Extraordinary loss........................          2,050          17,878                 -                -           19,928
   Loss of sale of assets, net...............          7,000               -                 -                -            7,000
   Depreciation and amortization.............          4,574          35,301            16,755                -           56,630
   Provision for losses on accounts receivable             -          14,983               856                -           15,839
   Other, net................................          5,353         (1,697)             (344)                -            3,312
Changes in operating assets and liabilities:
   Accounts receivable.......................              -       (143,875)          (21,091)                -        (164,966)
   Other current assets......................         10,960         (8,939)           (8,344)                -          (6,323)
   Other current liabilities.................         38,152        (22,303)             8,379                -           24,228
   Income tax payables.......................         31,663             945           (1,324)                -           31,284
                                                -------------  --------------  ----------------  ---------------  ---------------
Net cash provided by (used for) operating
  activities.................................        157,478       (128,819)           (6,926)                -           21,733
                                                -------------  --------------  ----------------  ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net....................        (2,900)        (47,893)          (52,369)                -        (103,162)
Acquisitions, net of cash acquired...........              -       (346,054)         (218,080)                -        (564,134)
Proceeds from the sale and leaseback of
  property and equipment.....................              -          31,179            49,278                -           80,457
Increase in long-term notes receivable.......       (38,392)         (5,590)          (13,449)                -         (57,431)
Other asset expenditures.....................       (24,489)        (16,285)             4,923                -         (35,851)
                                                -------------  --------------  ----------------  ---------------  ---------------
Net cash used for investing activities.......       (65,781)       (384,643)         (229,697)                -        (680,121)
                                                -------------  --------------  ----------------  ---------------  ---------------


Cash flows from financing activities:
Long-term debt borrowings....................      1,793,711           4,508            38,843                -        1,837,062
Long-term debt repayments....................      (847,114)        (53,035)          (65,875)                -        (966,024)
Repurchase of certain Regency debt...........              -       (182,070)                 -                -        (182,070)
Net proceeds from issuance of common stock...          6,275               -                 -                -            6,275
Purchases of treasury stock..................          (505)               -                 -                -            (505)
Other financing activities...................       (33,369)               -              (42)                -         (33,411)
Intercompany advances........................    (1,014,502)         753,199           261,303                -                -
                                                -------------  --------------  ----------------  ---------------  ---------------
Net cash provided by (used for) financing
  activities................................        (95,504)         522,602           234,229                -          661,327
                                                -------------  --------------  ----------------  ---------------  ---------------
Effect of exchange rate on cash and cash
  equivalents................................              -               -             3,201                -            3,201
                                                -------------  --------------  ----------------  ---------------  ---------------
Net increase (decrease) in cash and cash
  equivalents................................        (3,807)           9,140               807                -            6,140
Cash and cash equivalents at beginning of
  period.....................................          2,226          10,870             1,784                -           14,880
                                                -------------  --------------  ----------------  ---------------  ---------------
Cash and cash equivalents at end of period...      $ (1,581)       $  20,010       $     2,591          $     -       $   21,020
                                                =============  ==============  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

(23)      FILER/NON-FILER FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the debtor entities are required to present condensed Consolidated Financial Statements for 1999.

                                                          ASSETS

                                                                    FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                    ------       ----------      -----------     ------------
Current assets:
  Cash and cash equivalents...................................  $    18,532    $     6,515     $          -    $      25,047
  Accounts receivable, net....................................      221,800         33,692          (1,028)          254,464
  Other receivables, net......................................      104,689       (88,773)                -           15,916
  Inventory, net..............................................       34,485          8,498                -           42,983
  Prepaids and other assets...................................       10,592          4,495                -           15,087
                                                              -------------   ------------    -------------   --------------

Total current assets..........................................      390,098       (35,573)          (1,028)          353,497

Property and equipment, net...................................      226,357        219,819                -          446,176
Goodwill, net.................................................      407,093         68,474                -          475,567
Notes receivable, net.........................................       16,185          6,513                -           22,698
Assets held for sale..........................................       67,116          3,493                -           70,609
Other assets, net.............................................       51,664         18,277                -           69,941
Investment in subsidiaries....................................       69,230              -         (69,230)                -
                                                              -------------   ------------    -------------   --------------
Total assets.................................................. $  1,227,743      $ 281,003       $ (70,258)      $ 1,438,488
                                                              =============   ============    =============   ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                    ------        ----------     -----------    ------------
Current liabilities:
  Current portion of long-term debt.............................    $  13,290       $   31,486              -        $  44,776
  Current portion of obligations under capital leases...........           70              363              -              433
  Accounts payable..............................................       43,796           11,566        (1,575)           53,787
  Accrued compensation and benefits.............................       74,737            9,380              -           84,117
  Accrued interest..............................................        1,572            1,400              -            2,972
  Accrued self-insurance obligations............................       58,463              612              -           59,075
  Other accrued liabilities.....................................       97,153           19,336              -          116,489
  Income tax payables...........................................        8,227              903              -            9,130
                                                                -------------   --------------  -------------  ---------------
Total current liabilities.....................................        297,308           75,046        (1,575)          370,779

Long-term debt, net of current portion..........................       47,872           52,893              -          100,765
Obligations under capital leases, net of current portion........        8,187           57,488              -           65,675
Other long-term liabilities.....................................       34,768            2,026              -           36,794
Liabilities subject to compromise (see Note 2)..................    1,558,518                -              -        1,558,518
                                                                -------------   --------------  -------------  ---------------
  Total liabilities.............................................    1,946,653          187,453        (1,575)        2,132,531

Commitments and contingencies...................................
Minority interest...............................................        3,394            2,585              -            5,979
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7%
  convertible junior subordinated debentures of the Company.....      344,119                -              -          344,119
Intercompany....................................................     (22,282)           21,735            547                -
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized
    5,000,000 shares, none issued...............................            -                -              -                -
  Common stock of $.01 par value, authorized 155,000,000 shares,
    63,937,302 shares issued and outstanding as of December 31,
    1999........................................................          639            2,579        (2,579)              639
  Additional paid-in capital....................................      777,164          263,250      (263,250)          777,164
  Accumulated deficit...........................................  (1,785,507)        (191,582)        191,582      (1,785,507)
  Accumulated other comprehensive loss..........................      (5,017)          (5,017)          5,017          (5,017)
                                                                -------------   --------------  -------------  ---------------
    Less:
      Unearned compensation.....................................      (3,966)                -              -          (3,966)
      Common stock held in treasury, at cost, 2,212,983
       shares as of December 31, 1999...........................     (27,376)                -              -         (27,376)
      Grantor stock trust, at market, 1,915,935 shares as of
       December 31, 1999........................................         (78)                -              -             (78)
                                                                -------------   --------------   ------------  ---------------
Total stockholders' equity (deficit) ...........................  (1,044,141)           69,230       (69,230)      (1,044,141)
                                                                -------------   --------------  -------------  ---------------
Total liabilities and stockholders' equity (deficit)............   $1,227,743       $  281,003     $ (70,258)      $ 1,438,488
                                                                =============   ==============  =============  ===============


                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        CONSOLIDATING STATEMENT OF LOSSES

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                       FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                       ------        ----------     -----------     ------------
Total net revenues................................................    $2,169,562      $ 363,510       $  (4,033)      $ 2,529,039
                                                                  --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs.................................................     2,139,058        342,689          (4,034)        2,477,713
  Impairment loss.................................................       388,177         69,272                -          457,449
  Corporate general and administrative............................       145,307         14,364                -          159,671
  Interest, net (contractual interest expense $166,101)...........       112,222         16,832                -          129,054
  Provision for losses on accounts receivable.....................       120,880          2,337                -          123,217
  Depreciation and amortization...................................        62,214 `       19,111                -           81,325
  Loss on sale of assets, net.....................................        65,066         13,607                -           78,673
  Restructuring costs.............................................        25,589          1,764                -           27,353
  Loss on termination of interest rate swaps................ .....         2,488              -                -            2,488
  Legal and regulatory matters, net......................... .....            38              -                -               38
  Equity interest in losses of subsidiaries................. .....       119,928              -        (119,928)                -
  Intercompany interest expense (income) .........................            10           (10)                -                -
                                                                  --------------  -------------   --------------  ---------------
  Total costs and expenses........................................     3,180,977        479,966        (123,962)        3,536,981

Dividends on convertible preferred securities of subsidiary.......        20,407              -                -           20,407
Management fee (income) expense...................................       (2,786)          2,786                -                -
                                                                  --------------  -------------   --------------  ---------------
Losses before reorganization costs, net, income taxes and cumulative
  effect of change in accounting principle........................   (1,029,036)      (119,242)          119,929      (1,028,349)
Reorganization costs..............................................        48,132              -                -           48,132
Income taxes......................................................           120             41                -              161
                                                                  --------------  -------------   --------------  ---------------
Losses before cumulative effect of change in accounting principle.   (1,077,288)      (119,283)          119,929      (1,076,642)
Cumulative effect of change in accounting principle...............      (12,170)          (646)                -         (12,816)
                                                                  --------------  -------------   --------------  ---------------
  Net Losses......................................................  $(1,089,458)    $ (119,929)       $  119,929     $(1,089,458)
                                                                  ==============  =============   ==============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                          FILERS          NON-FILERS    ELIMINATION    CONSOLIDATED
                                                                          ------          ----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net losses..............................................................$(1,089,458)    $ (119,929)   $  119,929    $(1,089,458)
                                                                          ------------    -----------   -----------   ------------
Adjustments to reconcile net losses to net cash provided by (used for)
 operating activities:
  Extraordinary loss......................................................
  Loss on sale of assets, net.............................................     65,066         13,607              -        78,673
  Impairment loss.........................................................    388,177         69,272              -       457,449
  Cumulative effect of change in accounting principle.....................     12,170            646              -        12,816
  Reorganization costs, net...............................................     48,132              -              -        48,132
  Depreciation and amortization...........................................     62,214         19,111              -        81,325
  Provision for losses on accounts receivable.............................    120,880          2,337              -       123,217
  Equity interest in earnings (losses) of subsidiaries....................    123,963        (4,034)      (119,929)             -
  Other, net..............................................................     18,951          (896)              -        18,055
 Changes in operating assets and liabilities:
      Accounts receivable.................................................    142,083         18,781              -       160,864
      Other current assets................................................     28,452       (20,040)              -         8,412
      Other current liabilities...........................................     88,304       (15,697)              -        72,607
      Income taxes payable................................................     37,807        (2,377)              -        35,430
                                                                          -----------  -------------  -------------  ------------
 Net cash provided by (used for) operating activities before reorganization
  costs...................................................................     46,741       (39,219)              -         7,522
                                                                          -----------  -------------  -------------  ------------
 Net cash paid for reorganization activities (cash paid)..................      (269)              -              -         (269)
 Net cash provided by (used for) operating activities.....................     46,472       (39,219)              -         7,253
                                                                          -----------  -------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................................   (65,396)       (37,057)              -     (102,453)
  Acquisitions, net of cash acquired......................................    (5,731)              -              -       (5,731)
  Proceeds from sale of assets held for sale..............................      8,735              -              -         8,735
  Proceeds from sale and leaseback of property and equipment..............          -         38,600              -        38,600
  Increase in long-term notes receivable..................................     12,727          3,130              -        15,857
  Decrease (increase) in other assets.....................................     56,265       (11,086)              -        45,179
                                                                          -----------  -------------  -------------  ------------
    Net cash provided by (used for) investing activities..................      6,600        (6,413)              -           187
                                                                          -----------  -------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under Revolving Credit Agreement (postpetition) ........     12,125              -              -        12,125
   Long-term debt borrowings..............................................    108,535         17,527              -       126,062
   Long-term debt repayments (prepetition)................................   (56,331)       (36,171)              -      (92,502)
   Principal payments on prepetition debt authorized by Bankruptcy Court..   (36,118)              -              -      (36,118)
   Conversion of Mediplex 6.5% Convertible Subordinated Debentures due
     2003.................................................................    (6,649)              -              -       (6,649)
   Net proceeds from issuance of common stock.............................      1,784              -              -         1,784
   Purchases of treasury stock............................................      (409)              -              -         (409)
   Intercompany advances..................................................   (51,500)         51,500              -             -
   Other financing activities.............................................   (22,170)          7,690              -      (14,480)
                                                                          -----------  -------------  -------------  ------------
     Net cash provided by (used for) financing activities.................   (50,733)         40,546              -      (10,187)
                                                                          -----------  -------------  -------------  ------------

Effect of exchange rate on cash and cash equivalents......................         67            223              -           290
                                                                          -----------  -------------  -------------  ------------
Net increase (decrease) in cash and cash equivalents......................      2,406        (4,863)              -       (2,457)
Cash and cash equivalents at beginning of year............................     16,126         11,378              -        27,504
                                                                          -----------  -------------  -------------  ------------
Cash and cash equivalents at end of year..................................$    18,532     $    6,515       $      -    $   25,047
                                                                          ===========  =============  =============  ============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 1999

(24)  SUBSEQUENT EVENTS

     In the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The company anticipates that it may recognize a significant loss from the disposition of its international operations. No purchase agreements have been entered into for these operations and the Company cannot predict when, or if, these operations will be sold.

     The Company is also pursuing the disposition of certain non-core businesses, including the sale of its SunCare respiratory therapy business and the therapy equipment manufacturing operations. No purchase agreements have been entered into for these operations and the Company cannot predict when, or if, these operations will be sold.

     During the period of January 1, 2000 through May 31, 2000, Sun divested a total of 18 pharmacies in the United Kingdom, resulting in an aggregate gain of approximately $1.0 million. The aggregate cash consideration received for these divestitures was approximately $9.7 million.

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which includes a skilled nursing facility. The transaction closed during the second and third quarters of 2000. The cash consideration received from this transaction was approximately $1.0 million. In addition, the Company obtained a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $66.7 million. The estimated aggregate net loss, which has been reserved for this transaction was approximately $71.2 million of which approximately $17.4 million and $53.8 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively.

     During 2000, the Company transferred two assisted living facilities from other operations to inpatient services.

     During the period of January 1, 2000 through June 30, 2000, the Company divested one skilled nursing facility and closed one skilled nursing facility. The aggregate net losses recorded were approximately $0.1 million and $0.3 million for the divestiture and the closure, respectively. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale."

     During the period of January 1, 2000 through June 30, 2000, the Company identified 29 additional skilled nursing facilities as condidates for divestiture. These intended divestitures as well as the 20 facilities identified as candidates for divestiture as of December 31, 1999 require Bankruptcy Court approval.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Sun Healthcare Group, Inc.:

     We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Sun Healthcare Group, Inc. and subsidiaries in this Form 10-K and have issued our report thereon dated July 13, 2000. Our report on the financial statements includes an explanatory paragraph with the respect to the uncertainty regarding the Company's ability to continue as a going concern, as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic Consolidated Financial Statements taken as a whole. The schedule identified as SCHEDULE II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic Consolidated Financial Statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic Consolidated Financial Statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic Consolidated Financial Statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------
    Arthur Andersen LLP


Albuquerque, New Mexico
July 13, 2000

                                                                     SCHEDULE II

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        VALUATION AND QUALIFYING ACCOUNTS

                                        COLUMN A         COLUMN B            COLUMN C         COLUMN D        COLUMN E
                                        --------         --------            --------         --------        --------
                                        BALANCE AT       CHARGED TO          ADDITIONS                        BALANCE AT
                                        BEGINNING        COSTS AND           CHARGED TO       DEDUCTIONS        END OF
DESCRIPTION                             OF PERIOD        EXPENSES          OTHER ACCOUNTS       OTHER           PERIOD
-----------                             ---------        --------          --------------       -----           ------
Year ended December 31, 1999:
  Allowance for doubtful accounts....      $   79,015    $118,373 (3)          $         -     $ (45,547)      $   151,841
                                      ================  ==============    =================  =============  ===============
  Exit costs for acquired businesses.      $    4,240    $         -           $         -     $  (4,240)      $         -
                                      ================  ==============    =================  =============  ===============
  Notes receivable reserve...........      $    1,712    $  4,844 (3)          $         -     $        -      $     6,556
                                      ================  ==============    =================  =============  ===============
  Reserve for assets held for sale...      $  159,828    $ 85,758              $         -     $(174,355)      $    71,231
                                      ================  ==============    =================  =============  ===============
  1998 corporate restructure reserve.      $    3,138    $      -              $         -     $  (1,174)      $     1,964
                                      ================  ==============    =================  =============  ===============
  1999 restructure reserve...........      $        -    $ 27,353              $         -     $ (27,353)      $         -
                                      ================  ==============    =================  =============  ===============


Year ended December 31, 1998:
  Allowance for doubtful accounts....      $   34,433    $ 81,371 (3)        $  10,726 (1)     $ (47,515)      $    79,015
                                      ================  ==============    =================  =============  ===============
  Exit costs for acquired businesses.      $    4,800    $      -            $   3,828 (2)     $  (4,388)      $     4,240
                                      ================  ==============    =================  =============  ===============
  Notes receivable reserve...........      $        -    $  1,712 (3)        $           -     $        -      $     1,712
                                      ================  ==============    =================  =============  ===============
  Reserve for assets held for sale...      $        -    $206,205            $           -     $ (46,377)      $   159,828
                                      ================  ==============    =================  =============  ===============
  1998 corporate restructure reserve.      $        -    $  4,558            $           -     $  (1,420)      $     3,138
                                      ================  ==============    =================  =============  ===============


Year ended December 31, 1997:
  Allowance for doubtful accounts....      $   16,877    $      15,839       $   10,241 (1)    $ (8,524)       $    34,433
                                      ================  ==============    =================  =============  ===============
  Exit costs for acquired business...      $        -    $           -       $   13,209 (2)    $ (8,409)       $     4,800
                                      ================  ==============    =================  =============  ===============


(1) Represents the allowance for doubtful accounts of acquired entities at the date of acquisition

(2) Exit costs for acquired businesses are included in the purchase price allocation.

(3)  Charges included in provision for losses on accounts receivable.