Form 10-Q
period 2000-03-31
SUN HEALTHCARE GROUP INC
filed 2000-09-08
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                                   Yes __ No X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_| N/A |X| No plan of reorganization has been filed with the bankruptcy court as of this date.

     As of August 2, 2000, there were 65,230,853 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

                           SUN HEALTHCARE GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                                     INDEX

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                         PART I. FINANCIAL INFORMATION

                                                                                                         Page Numbers
                                                                                                         ------------
Item 1.            Consolidated Financial Statements

                   Consolidated Balance Sheets
                   March 31, 2000 and December 31, 1999..............................................    2-3

                   Consolidated Statements of Losses
                   For the three months ended March 31, 2000 and 1999................................    4

                   Consolidated Statements of Comprehensive Losses
                   For the three months ended March 31, 2000 and 1999................................    5

                   Consolidated Statements of Cash Flows
                   For the three months ended March 31, 2000 and 1999................................    6-7

                   Notes to the Consolidated Financial Statements....................................    8-36

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................    37-53


                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................    54

Item 3.            Defaults Upon Senior Securities...................................................    54

Item 6.            Exhibits and Reports on Form 8-K..................................................    54

Signatures...........................................................................................    55


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)

                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      2000                 1999
                                                                                      ----                 ----
                                                                                            (IN THOUSANDS)
Current assets:
       Cash and cash equivalents...............................................    $      27,737          $    25,047

       Accounts receivable, net of allowance for doubtful accounts of $156,271
           at March 31, 2000 and $151,841 at December 31, 1999.................          217,027              254,464
       Other receivables, net..................................................              996               15,916
       Inventory, net..........................................................           32,403               42,983
       Prepaids and other assets...............................................           22,534               15,087
                                                                                -----------------     ----------------

           Total current assets................................................          300,697              353,497

       Property and equipment, net.............................................          267,909              446,176
       Goodwill, net...........................................................          401,175              475,567
       Notes receivable, net of allowance of $5,521 at March 31, 2000
           and $6,556 at December 31, 1999.....................................           16,012               22,698
       Assets held for sale....................................................          195,156               70,609
       Other assets, net.......................................................           52,136               69,941
                                                                                -----------------     ----------------

           Total assets........................................................    $   1,233,085         $  1,438,488
                                                                                =================     ================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                           (Continued on next page.)

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               2000               1999
                                                                                               ----               ----
Current liabilities:
  Current portion of long-term debt....................................................      $    63,408         $   44,776

  Current portion of obligations under capital leases..................................              328                433
  Accounts payable.....................................................................           47,619             53,787
  Accrued compensation and benefits....................................................           95,044             84,117
  Accrued interest.....................................................................            4,466              2,972
  Accrued self-insurance obligations...................................................           53,146             59,075
  Other accrued liabilities............................................................          126,339            116,489
  Income tax payables..................................................................           13,783              9,130
                                                                                       -----------------  -----------------

  Total current liabilities............................................................          404,133            370,779

  Long-term debt, net of current portion...............................................           56,239            100,765
  Obligations under capital leases, net of current portion.............................           57,125             65,675
  Other long-term liabilities..........................................................           34,707             36,794
  Liabilities subject to compromise (see Note 2).......................................        1,541,108          1,558,518
                                                                                       -----------------  -----------------

    Total liabilities..................................................................        2,093,312          2,132,531

  Commitments and contingencies........................................................
  Minority interest....................................................................            6,044              5,979
                                                                                       -----------------  -----------------
  Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of
     the Company.......................................................................          322,978            344,119
                                                                                       -----------------  -----------------
  Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued..........                -                  -
  Common stock of $.01 par value, authorized 155,000,000 shares, 63,576,093
     and 63,937,302 shares issued and outstanding as of March 31, 2000 and December 31,              636                639
     1999, respectively................................................................
  Additional paid-in capital...........................................................          798,399            777,164
  Accumulated deficit..................................................................      (1,951,168)        (1,785,507)
  Accumulated other comprehensive loss ................................................          (9,561)            (5,017)
                                                                                       -----------------  -----------------
                                                                                             (1,161,694)        (1,012,721)
  Less:
      Unearned compensation............................................................                -            (3,966)
      Common stock held in treasury, at cost, 2,212,983 shares as of March 31, 2000
          and December 31, 1999........................................................         (27,376)           (27,376)
      Grantor stock trust, at market, 1,915,935 shares as of March 31, 2000 and
          December 31, 1999............................................................            (179)               (78)
                                                                                       -----------------  -----------------
  Total stockholders' deficit .........................................................      (1,189,249)        (1,044,141)
                                                                                       -----------------  -----------------
  Total liabilities and stockholders' deficit..........................................     $  1,233,085       $  1,438,488
                                                                                       =================  =================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                           2000                 1999
                                                                                           ----                 ----
                                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Total net revenues...............................................................    $       637,992       $      673,032
                                                                                 -------------------   ------------------
Costs and expenses:
  Operating costs................................................................            581,434              624,570
  Corporate general and administrative...........................................             42,795               42,017
  Depreciation and amortization..................................................             14,416               21,448
  Provision for losses on accounts receivable....................................              9,033               13,818
  Interest, net (contractual interest expense of $51,041 for the three months
    ended March 31, 2000)........................................................              8,224               37,170
  Restructuring costs............................................................                  -               11,428
  Loss on sale of assets, net....................................................                  -               12,106
  Loss on termination of interest rate swaps.....................................                  -                2,488
  Gain on sale of assets.........................................................            (8,952)                    -
                                                                                 -------------------   ------------------
  Total costs, expenses and gains before reorganization items....................            646,950              765,045
Dividends on convertible preferred securities of subsidiary......................                  -                6,516
                                                                                 -------------------   ------------------
Losses before reorganization costs, income taxes and cumulative effect of change
   in accounting principle.......................................................            (8,958)             (98,529)
Reorganization costs, net........................................................            156,645                    -
                                                                                 -------------------   ------------------
Losses before income taxes and cumulative effect of change in accounting
   principle.....................................................................          (165,603)             (98,529)
Income taxes.....................................................................                 58                  892
                                                                                 -------------------   ------------------
Losses before cumulative effect of change in accounting principle................          (165,661)             (99,421)
Cumulative effect of change in accounting principle..............................                  -             (13,726)
                                                                                 -------------------   ------------------
Net losses.......................................................................    $     (165,661)       $    (113,147)
                                                                                 ===================   ==================
Net losses per common and common equivalent share:
Losses before cumulative effect of change in accounting principle
  Basic..........................................................................    $        (2.78)       $       (1.73)
                                                                                 ===================   ==================
  Diluted........................................................................    $        (2.78)       $       (1.73)
                                                                                 ===================   ==================
Net losses:
  Basic..........................................................................    $        (2.78)       $       (1.96)
                                                                                 ===================   ==================
  Diluted........................................................................    $        (2.78)       $       (1.96)
                                                                                 ===================   ==================
Weighted average number of common and common equivalent shares outstanding:
  Basic..........................................................................             59,523               57,621
                                                                                 ===================   ==================
  Diluted........................................................................             59,523               57,621
                                                                                 ===================   ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        2000                       1999
                                                                        ----                       ----
                                                                                (IN THOUSANDS)
Net losses.....................................................        $    (165,661)            $   (113,147)

Foreign currency translation adjustments, net of tax...........               (4,544)                  (5,903)
                                                                ----------------------      -------------------

Comprehensive losses...........................................        $    (170,205)            $   (119,050)
                                                                ======================      ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                               2000                 1999
                                                                                               ----                 ----
                                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net losses.....................................................................        $    (165,661)        $  (113,147)
                                                                                       ----------------     ---------------
Adjustments to reconcile net losses to net cash used for operating activities:
    Reorganization costs, net....................................................               156,645                   -
    Depreciation and amortization................................................                14,416              21,448
    Provision for losses on accounts receivable..................................                 9,033              13,818
    Loss on sale of assets, net..................................................                     -              12,106
    Gain on sale of assets.......................................................               (8,952)                   -
    Cumulative effect of change in accounting principle..........................                     -              13,726
    Other, net...................................................................                 (482)                 786
Changes in operating assets and liabilities:
    Accounts receivable..........................................................               (6,071)              70,434
    Other current assets.........................................................                   151               7,813
    Income taxes payable.........................................................                 4,653               (481)
    Other current liabilities....................................................               (8,933)            (41,296)
                                                                                       ----------------     ---------------
Net cash used for operating activities before reorganization costs...............               (5,201)            (14,793)
                                                                                       ----------------     ---------------
Net cash paid for reorganization costs...........................................                 (998)                   -
Net cash used for operating activities...........................................               (6,199)            (14,793)
                                                                                       ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net......................................................               (9,360)            (39,469)
  Acquisitions, net of cash acquired.............................................                     -             (1,225)
  Proceeds from sale of assets held for sale.....................................                 5,690                   -
  Decrease (increase) in long-term notes receivable..............................                 1,510             (2,043)
  Decrease (increase) in other assets............................................               (4,569)             (1,980)
                                                                                       ----------------     ---------------
     Net cash used for investing activities......................................               (6,729)            (44,717)
                                                                                       ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under Revolving Credit Agreement (postpetition) ................                22,021                   -
  Long-term debt borrowings......................................................                 6,478             110,405
  Long-term debt repayments (prepetition)........................................              (11,785)            (27,653)
  Principal payments on prepetition debt authorized by Bankruptcy Court..........                 (992)                   -
  Conversion of Mediplex 6.5% Convertible Subordinated Debentures due 2003.......                     -             (5,840)
  Net proceeds from issuance of common stock.....................................                     -                 462
  Purchases of treasury stock....................................................                     -               (264)
  Other financing activities.....................................................                   (6)               (283)
                                                                                       ----------------     ---------------
     Net cash provided by financing activities...................................                15,716              76,827
                                                                                       ----------------     ---------------
Effect of exchange rate on cash and cash equivalents.............................                  (98)               2,347
                                                                                       ----------------     ---------------
Net increase in cash and cash equivalents........................................                 2,690              19,664
Cash and cash equivalents at beginning of year...................................                25,047              27,504
                                                                                       ----------------     ---------------
Cash and cash equivalents at end of period.......................................         $      27,737        $     47,168
                                                                                       ================     ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             2000                   1999
                                                                             ----                   ----
                                                                                   (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid (received) during period for:

             Interest net of $15 and $439 capitalized during the
                  three months ended March 31, 2000 and 1999,
                  respectively........................................      $       7,732           $    39,692
                                                                       ==================      ================

             Income taxes.............................................      $     (2,836)           $     1,373
                                                                       ==================      ================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       The Company's acquisitions during the three months ended
             March 31, 2000 and 1999 involved the following:

             Fair value of assets acquired............................      $           -           $     2,275
             Liabilities assumed......................................                  -               (1,050)
                                                                       ------------------      ----------------

             Cash payments made, net of cash received from others.....      $           -           $     1,225
                                                                       ==================      ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(1)  NATURE OF BUSINESS

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter collectively referred to as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical and medical supply services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical and medical supply services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom, Spain and Germany and acute care services in Australia.

(2)   PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

     On October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Court has extended the Company's exclusive periods in which to file a plan of reorganization to November 9, 2000 and to solicit acceptances of the plan to January 8, 2001.

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

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. If approved as part of the Company's chapter 11 plan of reorganization, the agreement in principle would provide the Company's bank lenders with cash, new senior long-term debt, new preferred stock, and new common stock. The Company's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides that holders of Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities ("CTIPS") and common stock would not receive any recovery in the plan of reorganization. The Company and the other parties to the agreement in principle have initiated discussions to amend the agreement in principle. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the agreement in principle. The agreement in principle expires on September 30, 2000.

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the March 31, 2000 and December 31, 1999 balance sheets as "Liabilities subject to compromise." Additional chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

     The principal categories and the balances of chapter 11 claims reclassified in the Consolidated Balance Sheets and included in "Liabilities subject to compromise" at March 31, 2000 and December 31, 1999 are identified below. These amounts may be subject to future adjustments depending upon Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

                                                                              March 31, 2000          December 31, 1999
                                                                           ----------------------    ---------------------
                                                                                           (in thousands)
                                                                           -----------------------------------------------
Revolving Credit Facility................................................              $ 414,687               $  411,137
Credit Facility Term Loans...............................................                375,115                  375,115
Senior Subordinated Notes due 2008.......................................                150,000                  150,000
Senior Subordinated Notes due 2007.......................................                250,000                  250,000
Interest payable.........................................................                103,132                  102,467
Convertible Subordinated Debentures due 2004.............................                 83,300                   83,300
Prepetition trade and other miscellaneous claims.........................                 64,610                   79,948
Mortgage notes payable due at various dates through 2005.................                 51,565                   47,703
Other long-term debt.....................................................                 17,061                   21,200
Capital leases...........................................................                 13,160                   19,170
Industrial Revenue Bonds.................................................                 10,935                   10,935
Senior Subordinated Notes due 2002.......................................                  6,161                    6,161
Convertible Subordinated Debentures due 2003.............................                  1,382                    1,382
                                                                           ----------------------    ---------------------
     Total liabilities subject to compromise.............................             $1,541,108              $ 1,558,518
                                                                           ======================    =====================

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "Liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "Liabilities subject to compromise" at March 31, 2000 and December 31, 1999 due to the Company's chapter 11 filing and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which have been or may be rejected. The Bankruptcy Code generally accords priority to claims and expenses in the following order. First, distributions are made to secured creditors to the extent of their interest in collateral. Unencumbered assets, or the value thereof, are distributed in the following order: to holders of super-priority claims, such as the lenders under the debtor-in-possession financing (the "DIP Financing
Agreement"), holders of administrative expense claims, holders of claims for wages and salaries, holders of claims with respect to contributions to employee benefit plans, holders of certain tax claims, holders of unsecured claims and holders of equity interests.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

     The components of reorganization costs, net are as follows for the periods indicated:

                                                                   For the Three Months            From Filing Date to
                                                                   Ended March 31, 2000             December 31, 1999
                                                                 --------------------------     --------------------------
                                                                                      (in thousands)
REORGANIZATION COSTS:

Write-off of debt discounts and deferred issuance costs........                  $       -                       $ 37,614
Loss on sale of assets.........................................                    152,669                          7,085
Professional fees..............................................                      4,580                          4,115
Less interest earned on accumulated cash.......................                      (604)                          (682)
                                                                 --------------------------     --------------------------
     Total.....................................................                  $ 156,645                       $ 48,132
                                                                 ==========================     ==========================

(3)  DEBTOR-IN-POSSESSION FINANCING

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (collectively, the "DIP Lenders") to provide the Company with up to $200.0 million in debtor-in-possession financing. The Bankruptcy Court granted final approval of the DIP Financing Agreement on November 12, 1999. The DIP Financing Agreement provides for maximum borrowing by the Company equal to the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and
(ii) the lesser of $10.0 million or 50.0% of the aggregate value of eligible inventory. The DIP Financing Agreement matures on October 14, 2001. Fees and expenses of $4.25 million were paid under this agreement in 1999 and are being amortized to operations over one year.

     Interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 0.25% or the London International Borrowing Offer Rate ("LIBOR") plus 2.75% and is payable in arrears on each Interest Payment Date. The ABR was approximately 9.5%, 9.0% and 8.6%, at July 31, 2000, March 31, 2000 and December 31, 1999, respectively. The one-month LIBOR was approximately 6.6%, 6.1% and 5.8% at July 31, 2000, March 31, 2000 and December 31, 1999, respectively. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 2.0% and is payable daily.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the Company's subsidiaries in the United States that filed for protection under Chapter 11 (the "Company's Debtors") pursuant to the agreement. Under the terms of the agreement, the obligations of the DIP Lenders under the agreement (the "DIP Obligations") constitute allowed super-priority administrative expense claims pursuant to
Section 364(c) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company's Debtors). The DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company's Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company's Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral in which such creditors had valid non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders, which are available from the Bankruptcy Court, for a more complete description of the terms.

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

     At July 31, 2000 and March 31, 2000, approximately $134.1 million and $130.3 million, respectively, was available under the DIP Financing Agreement of which amount the Company had borrowed approximately $46.6 million and $34.0 million as of July 31, 2000 and March 31, 2000, respectively. In addition, letters of credit of approximately $26.1 million and $15.0 million were outstanding under the facility as of July 31, 2000 and March 31, 2000, respectively. Peak borrowings under the agreement during 1999 were approximately $56.7 million with an effective interest rate during the year of approximately 8.8%. Peak borrowings under the agreement for the three months ended March 31, 2000 were approximately $51.6 million with an effective interest rate during the period of approximately 8.8%.

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

        $3,000,000 For the period October 14, 1999 to December 31, 1999 $6,000,000 During fiscal 2000 and for each fiscal year until maturity

        Capital Expenditures on Domestic Healthcare Facilities:

        $12,900,000 For the period October 14, 1999 to December 31, 1999 $49,300,000 During fiscal 2000 and for each fiscal year until maturity

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

     The Company was not in compliance with the EBITDA financial covenant at December 31, 1999 and in each of the months for the period ended June 30, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with financial statements for the year ended December 31, 1999 and the quarters ended March 31 and June 30, 2000. The Company obtained a conditional waiver of these defaults on July 13, 2000 and which, as supplemented, currently extends through September 22, 2000. The DIP Lenders have agreed to waive the defaults subject to, among other things, the Company and the DIP Lenders entering into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant and the payment to the DIP Lenders of a $250,000 fee to enter into the amendment, both of which will require the approval of the Bankruptcy Court.

(4) LONG-TERM DEBT

     As a result of the chapter 11 filing, substantially all short and long-term debt at the Filing Date of October 14, 1999 were classified as "Liabilities subject to compromise" in the Company's Consolidated Balance Sheets in accordance with SOP 90-7. No principal has been paid or interest accrued on prepetition obligations since the Filing Date, except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Long-term debt consisted of the following (in thousands):

                                                                                         March 31,              December 31,
                                                                                         ---------              ------------
                                                                                           2000                    1999
                                                                                           ----                    ----
DIP Financing Agreement.............................................................   $      34,146           $      12,126
Senior Credit Facility:
   Revolving Credit Facility........................................................         414,687   (1)           411,137  (1)
   Credit Facility Term Loans ......................................................         375,115   (1)           375,115  (1)
9.4% Senior Subordinated Notes due 2008.............................................         150,000   (1)           150,000  (1)
9.5% Senior Subordinated Notes due 2007.............................................         250,000   (1)           250,000  (1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum............          83,300   (1)            83,300  (1)
Convertible Subordinated Debentures due 2003, interest at 6.5% per annum............           1,382   (1)             1,382  (1)
Senior Subordinated Notes due 2002, interest at 11.8% per annum.....................           6,161   (1)             6,161  (1)
Mortgage notes payable due at various dates through 2014, interest at rates from
  8.0% to 11.4%, collateralized by various facilities...............................          74,319   (2)            63,578  (2)
Mortgage notes payable in Spanish pesetas due at various dates through 2017, interest at rates from 5.0% to 14.0%, collateralized by various facilities in
  Spain.............................................................................          12,471                  13,977
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.50% per annum, collateralized by various facilities in the United
  Kingdom...........................................................................           4,657                   4,795
Mortgage notes payable in German marks due at various dates through 2003, interest
  at rates from 6.3% to 6.8%, collateralized by various facilities in Germany.......           7,978                   6,899
Mortgage notes payable in Australian dollars due at various dates through 2001,
  interest from 7.6 % to 8.0% collateralized by various facilities in Australia.....          13,031                  13,841
Revolving lines of credit with a bank due at various dates through 2000, payable in pounds sterling, interest rates of 6.4% and variable rates from 1.0% to 3.0% over
  the Finance House Base Rate, collateralized by the assets of various facilities...               -                   4,901
Industrial Revenue Bonds............................................................          16,510   (3)            63,660  (3)
Other long-term debt................................................................          36,096   (4)            41,604  (4)
                                                                                    ----------------        ----------------
Total long-term debt................................................................       1,479,853               1,502,476
Less long-term debt subject to compromise...........................................     (1,360,206)             (1,356,935)
Less amounts due within one year....................................................        (63,408)                (44,776)
                                                                                    ----------------        ----------------
Long-term debt, net of current portion..............................................    $     56,239            $    100,765
                                                                                    ================        ================

     Long-term debt at March 31, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $15.1 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to March 31, 2000 and the Company's foreign debt obligations. The $15.1 million assumed by the purchaser subsequent to March 31, 2000 is included in the $55.3 million assumed subsequent to December 31, 1999 as discussed below.

     Long-term debt at December 31, 1999 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $55.3 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to year end and the Company's foreign debt obligations.

(1) Classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets.

(2) Approximately $51,565 and $47,703 classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(3) Approximately $10,935 and $10,935 classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999, respectively.

(4) Approximately $17,061 and $21,200 classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999, respectively.

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                                            March 31, 2000             December 31, 1999
                                                                            --------------             -----------------
2000...................................................................              $   63,408                  $    44,776
2001...................................................................                  14,965                       19,572
2002...................................................................                   2,462                        3,422
2003...................................................................                   2,613                        3,647
2004...................................................................                  11,122                        3,828
Thereafter.............................................................                  25,077                       70,296
                                                                        ------------------------    -------------------------
                                                                                     $  119,647                  $   145,541
                                                                        ========================    =========================

     Included in the information above, is approximately $15.1 million and $55.3 million of Industrial Revenue Bonds and other debt as of March 31, 2000 and December 31, 1999, respectively, which was assumed subsequent to year end by the purchaser in a Bankruptcy Court approved sales transaction. The $15.1 million assumed subsequent to March 31, 2000 is included in the $55.3 million assumed subsequent to December 31, 1999.

     In May 1998, the Company entered into certain interest rate swap transactions with an aggregate notional value of $850.0 million to minimize the risks and/or costs associated with certain long-term debt of the Company. The Company does not otherwise utilize financial instruments for trading or other speculative purposes. The interest rate swap transactions were designated as hedges for accounting purposes. The amounts to be paid or received were accrued and recognized as an adjustment to interest expense. On April 9, 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a pre-tax charge of approximately $2.5 million in the first quarter of 1999.

     The Company has letters of credit outstanding under its prepetition credit facilities and under its DIP Financing Agreement. As of July 31, 2000, letters of credit outstanding totaled approximately $45.3 million of which approximately $19.2 million and $26.1 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of March 31, 2000, letters of credit outstanding totaled approximately $41.6 million of which approximately $26.6 million and $15.0 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of December 31, 1999, letters of credit outstanding totaled approximately $65.3 million of which approximately $46.2 million and $19.1 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively.

(5)  BASIS OF PRESENTATION

     In the opinion of management of Sun, the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 2000 and December 31, 1999, the consolidated results of its operations for the three month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these
statements  should  refer  to  the  Company's  audited  Consolidated   Financial
Statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations presented in the accompanying Consolidated Financial Statements are not necessarily representative of operations for an entire year.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Certain amounts in the 1999 Consolidated Financial Statements and notes thereto have been reclassified to conform to the 2000 presentation. The reclassification has no effect on net losses or stockholders' equity balances as previously reported.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5: "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement was effective for financial statements for fiscal years beginning after December 15, 1998. During the first quarter of 1999, the Company adopted the provisions of SOP 98-5, which resulted in a cumulative effect of a change in accounting principle charge of approximately $13.7 million.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133: "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives are required to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it currently engage in hedging activities. The Company does not believe that the new standard will impact its Consolidated Financial Statements.

(6)  RESTRUCTURING COSTS

     In the fourth quarter of 1998, the Company initiated a corporate restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations, and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of March 31, 2000 and December 31, 1999, the Company had paid approximately $2.5 million in termination benefits to 1,440 employees that had been terminated and $0.1 million in lease termination costs under the 1998 corporate restructuring plan. As of March 31, 2000 and December 31, 1999, the Company's 1998 corporate restructuring costs reserve balances relating to employee terminations and lease termination costs were approximately $1.2 million and $0.8 million, respectively. Approximately $0.6 million of the 1998 corporate restructuring costs reserve balance of approximately $2.0 million as of March 31, 2000 and December 31, 1999 is comprised of prepetition severance accruals that are classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets. As of March 31, 2000 and December 31, 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 corporate restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. During the first quarter of 1999, the Company paid approximately $4.4 million in employee termination benefits under the 1999 corporate restructuring plan. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(7)  ASSETS HELD FOR SALE

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During the first quarter of 1999, the Company recognized an additional loss of approximately $17.1 million on certain of these non-core businesses based on revised estimates of selling value less selling costs. During the first quarter of 1999, the Company decided not to dispose of certain non-core businesses previously recorded in assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million was recognized in the first quarter of 1999. The Company completed the sale of its Canadian operations in the first quarter of 1999 resulting in additional loss on the sale of approximately $2.0 million which was recorded in the first quarter of 1999. The additional losses and loss reversal are recorded in loss on sale of assets, net in the Company's Consolidated Statements of Losses.

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, of which one campus includes a skilled nursing facility. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million which was received subsequent to March 31, 2000. In addition, the Company received a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in this first quarter transaction totaled approximately $49.8 million. The Company previously recorded the anticipated loss on the aggregate sale of the 16 facilities by recording a loss on assets held for sale of approximately $17.4 million and $53.8 million during 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal is recorded in gain on sale of assets in the Company's Consolidated Statements of Losses.

     During the first quarter of 2000, the Company divested five pharmacies in the United Kingdom. The cash consideration received during the first quarter was approximately $5.7 million. During the second quarter of 2000, the Company divested 13 pharmacies in the United Kingdom. See Note 16 - Subsequent Events.

     During the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The Company recognized a loss of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. No purchase agreements have been entered into for the international operations and the Company cannot predict when, or if, these operations will be sold.

     During the first quarter of 2000, the Company began pursuing the disposition of certain non-core businesses, including its SunCare respiratory therapy business. The Company recognized a loss of approximately $7.8 million in the first quarter of 2000 to reduce the carrying value of its respiratory therapy business to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. No purchase agreements have been entered into for this business and the Company cannot predict when, or if, this business will be sold.

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. The Company recognized a loss of approximately $0.5 million in the first quarter of 2000 to reduce the carrying value of these two pharmacies to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. No purchase agreements have been entered into for these pharmacies and the Company cannot predict when, or if, these will be sold. The results of operations of these two pharmacies are immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. All intended divestitures require Bankruptcy Court approval.

     During the second quarter of 2000, the Company completed the sale of the other four assisted living facilities that were part of the agreement entered into during the first quarter of 2000. In addition, the Company transferred its two remaining assisted living facilities from the other operations segment to the inpatient services segment. See Note 16 - Subsequent Events.

     During the second quarter of 2000, the Company divested 21 skilled nursing facilities. See Note 16 - Subsequent Events.

     As of August 31, 2000, the Company had identified 69 additional skilled nursing facilities, a rehabilitation facility and other non-core businesses for disposal. The Company recorded a loss of approximately $3.3 million in the first quarter to reduce the carrying value of certain of these skilled nursing facilities to the Company's estimate of selling value less cost to sell. The loss is recorded in reorganization costs in the Consolidated Statements of Losses. See Note 16 - Subsequent Events.

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of March 31, 2000 and the losses or gains on the sale of assets and the losses on assets held for sale for the three months ended March 31, 2000. The losses are recorded in reorganization costs and the gains are recorded in gain on sale of assets in the Company's Consolidated Statements of Losses. See Note 2 - Petitions for Reorganization under Chapter 11.

                                                                      Carrying
                                                                       Amount                Losses                Gains
                                                                       ------                ------                -----
International operations...................................          $ 177,119             $ 141,079            $       -
Assisted living facilities.................................             16,220                     -              (1,532)
Inpatient facilities.......................................                  -                 3,322              (7,420)
Other non-core businesses..................................              1,817                 8,268                    -
                                                           -------------------    ------------------   ------------------
                                                                     $ 195,156             $ 152,669            $ (8,952)
                                                           ===================    ==================   ==================

(8) COMMITMENTS

         (A)      CONSTRUCTION COMMITMENTS

     The Company had construction commitments of approximately $6.8 million as of March 31, 2000, under various contracts in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

        (B)      LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See Note 11 - Other Events.

        (C)      CONTINGENT FEE TO INVESTMENT BANKER

     During  the  first  quarter  of  2000,   the  Company  began  pursuing  the
disposition of its international operations. The Company's international subsidiaries have executed an agreement with an international firm to act as their investment banker and financial advisor and the Company entered into a guaranty agreement with the firm. Under this guaranty, the Company is contingently liable to the firm should the Company sell its international operations. The cash fee is based on a specified percentage of the aggregate consideration, as defined, arising out of the sale but in no event shall the cash fee be less than $2.0 million should the sale be completed in a single transaction. Should the sale not be completed in a single transaction, the minimum cash fee is $1.25 million for the sale of the Company's European operations and $0.75 million for the sale of the Company's Australian operations.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(9) CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% CTIPS with a liquidation amount of $25.00 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principle are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS will continue to accrue. As of March 31, 2000, accrued and deferred interest and penalties were approximately $18.3 million. Due to the Company's filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the first quarter of 2000. The agreement in principle discussed in Note 2 - Petitions for Reorganization under Chapter 11, provides that holders of the CTIPS would not receive any recovery under the plan of reorganization.

(10)  NET LOSSES PER SHARE

     Basic net losses per share is based upon the weighted average number of common shares outstanding during the period.

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three month periods ended March 31, 2000 and 1999, the Company's stock options and convertible debentures were anti-dilutive.

     Losses per share is calculated as follows for the three months ended March 31, (in thousands except per share data):

                                                                                         2000                   1999
                                                                                         ----                   ----
BASIC:
Net losses before cumulative
      effect of change in accounting principle...................................     $    (165,661)         $     (99,421)

Losses per share before cumulative effect of change in accounting principle.....      $       (2.78)         $       (1.73)
                                                                                   ==================     ==================

Net losses .....................................................................      $    (165,661)         $    (113,147)

Losses per share................................................................      $       (2.78)         $       (1.96)
                                                                                   ==================     ==================

Weighted average shares outstanding.............................................              59,523                 57,621

DILUTED:
Net losses before cumulative effect of change in accounting principle...........      $    (165,661)         $     (99,421)

Losses per share before cumulative effect of change in accounting principle.....      $       (2.78)         $       (1.73)
                                                                                   ==================     ==================

Net losses .....................................................................      $    (165,661)         $    (113,147)

Losses per share................................................................      $       (2.78)         $       (1.96)
                                                                                   ==================     ==================
Weighted average shares outstanding.............................................              59,523                 57,621

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(11)  OTHER EVENTS

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

     In May 1999, a former employee of SunBridge filed a proposed class action complaint against SunBridge in the Western District of Washington (the
"SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of SunDance filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases. In June 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an enlargement of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780.0 million in the SunDance Action and $242.0 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. As a result of the Company's commencement of its Chapter 11 cases, these lawsuits have been stayed with respect to the Company. Pursuant to an agreement among the parties, the Company will be dismissed without prejudice. Although the Company and its officers intend to vigorously defend its officers in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of QUI TAM lawsuits that remain under seal and which are not described above. The DOJ has recently advised the Company of the nature of several of the allegations under investigation regarding the Company"s subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for
(i)  certain  management  fees  related to the  provision  of therapy  services,
(ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Debentures and the 11.8% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                                    March 31,            December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
Current assets..............................................................      $   77,410           $   78,726
Noncurrent assets...........................................................         144,562              145,922
Current liabilities.........................................................           9,053                8,765
Noncurrent liabilities......................................................          52,564               53,130
Due to parent...............................................................         307,374              291,150


                                                                                     Three Months Ended March 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
Net revenues................................................................          $     110,309         $    111,435

Costs and expenses..........................................................              (105,219)            (109,128)
Cumulative effect of change in accounting principle.........................                      -              (2,520)
                                                                               ---------------------  -------------------
Earnings (losses) before intercompany charges and
      income taxes..........................................................                  5,090                (213)

Intercompany charges (1) ...................................................               (23,711)             (18,767)
                                                                               ---------------------  -------------------
Losses before income taxes .................................................               (18,621)             (18,980)
Income tax expense .........................................................                      -                (363)
                                                                               ---------------------  -------------------

Net losses..................................................................           $   (18,621)         $   (19,343)
                                                                               =====================  ===================

     (1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling approximately $3.7 million for the three months ended March 31, 2000 and 1999. Royalty fees charged to Mediplex for the three months ended March 31, 1999 for the use of Sun trademarks were approximately $1.7 million. Sun discontinued charging Mediplex for royalty fees at December 31, 1999. Intercompany interest charged to Mediplex for the three months ended March 31, 2000 and 1999 for advances from Sun was approximately $20.0 million and $18.8 million, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  SEGMENT INFORMATION

     See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      Rehabilitation
                                          and        Pharmaceutical
                                      Respiratory     and Medical
                            Inpatient   Therapy         Supply      International   Other                 Intersegment
                            Services    Services       Services      Operations   Operations  Corporate   Eliminations  Consolidated
                            --------    --------       --------      ----------   ----------  ---------   ------------  ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
Total Net Revenues......... $ 438,272   $  57,516     $  73,831     $   75,136   $  49,780  $       88 $   (56,631)   $   637,992

Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable..    421,794      47,353        70,467         75,323      49,945      24,946     (56,566)       633,262
Depreciation and
  amortization............      5,542         994         1,348          2,502       1,739       2,356         (65)        14,416
Interest, net.............      2,407          48            17          2,983       1,415       1,354            -         8,224
                           ----------  ----------  ------------    -----------  ----------  ----------  -----------  ------------
Earnings (losses) before
  corporate allocations...      8,529       9,121         1,999        (5,672)     (3,319)    (28,568)            -      (17,910)
Corporate interest
  allocation..............      6,209       2,834         2,693          4,443       2,103    (18,282)            -             -
Corporate management fees.     17,315       2,285         2,932            742       1,807    (25,081)            -             -
                           ----------  ----------  ------------    -----------  ----------  ---------- ------------  ------------
Net segment earnings
  (losses)................  $(14,995)   $   4,002    $  (3,626)     $ (10,857)   $ (7,229)  $  14,795  $          -   $  (17,910)
                           ==========  ==========  ============    ===========  ==========  ========== ============  ============
Intersegment revenues.....  $     150   $  31,480    $   20,962     $        -   $   2,748  $        - $   (55,340)   $         -
Identifiable segment assets $ 356,637   $  67,942    $  106,266     $  112,035   $ 114,869  $1,155,406 $  (680,070)   $ 1,233,085
Segment capital
  expenditures, net.......  $   2,409   $    (22)    $      253     $    2,085   $     246  $    4,389 $          -   $     9,360

FOR THE THREE MONTHS ENDED MARCH 31, 1999
Total Net Revenues........  $ 461,105   $  70,066    $   75,822     $   71,664   $  64,514  $    (968) $   (69,171)   $   673,032
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable..    447,201      67,426        73,766         67,560      63,075      30,548     (69,171)       680,405
Depreciation and
  amortization............      8,464       2,140         2,072          3,514       2,751       2,507            -        21,448
Interest, net.............      2,260          74            21          3,214       2,047      29,554            -        37,170
Dividends on Preferred
  Securities..............          -           -             -              -           -       6,516            -         6,516
                           ----------  ----------  ------------    -----------  ----------  ---------- ------------  ------------
Earnings (losses) before
  corporate allocations...      3,180         426          (37)        (2,624)     (3,359)    (70,093)            -       (72,507)
Corporate interest
  allocation..............     13,517       3,463         3,398          5,122       2,904    (28,404)            -             -
Corporate management fees.     18,140       2,795         3,007            711       1,902    (26,555)            -             -
                           ----------  ----------  ------------    -----------  ----------  ---------- ------------  ------------
Net segment losses........   (28,477)     (5,832)       (6,442)        (8,457)     (8,165)    (15,134)            -      (72,507)
                           ==========  ==========  ============    ===========  ==========  ========== ============  ============
Intersegment revenues.....  $    150    $ 38,770     $   23,774      $       -   $   6,428  $       49 $   (69,171)   $         -
Identifiable segment assets $727,417    $205,866     $  131,072      $ 448,701   $ 284,509  $1,631,676 $(1,044,326)   $2,384,915
Segment capital
  expenditures, net.......  $ 11,362    $  1,490     $    1,487      $   2,630   $   5,696  $   16,804 $          -   $    39,469

(14)  SUMMARIZED CONSOLIDATING INFORMATION

     In connection with the Company's offering of the 9.5% Notes in July 1997 and the 9.4% Notes in May, 1998 all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the 9.5% Notes and 9.4% Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

     The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the 9.5% Notes and the 9.4% Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company, the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the 9.5% Notes and the 9.4% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                           CONSOLIDATING BALANCE SHEET

                              AS OF MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................   $        8,028     $      7,952     $      11,757    $          -     $    27,737
   Accounts receivable, net....................                -          222,794           (4,057)         (1,710)         217,027
   Other receivables, net......................          301,286        (191,581)         (108,709)               -             996
   Inventory, net..............................                -           32,077               326               -          32,403
   Prepaids and other assets...................          (8,840)           30,898               476               -          22,534
                                                 ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          300,474          102,140         (100,207)         (1,710)         300,697

Property and equipment, net....................           95,742          151,123            21,044               -         267,909
Goodwill, net..................................                -          400,802               373               -         401,175
Notes receivable, net..........................           14,750           16,012                 -        (14,750)          16,012
Assets held for sale...........................                -           18,037           177,119               -         195,156
Other assets, net..............................           23,366           30,398             3,372         (5,000)          52,136
Investment in subsidiaries.....................      (2,266,701)                -                 -       2,266,701               -
                                                 ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................   $  (1,832,369)     $    718,512     $     101,701    $  2,245,241    $  1,233,085
                                                 ===============  ===============  ================   =============  ==============
Current liabilities:
   Current portion of long-term debt...........   $       34,147     $        617     $      28,644    $          -    $     63,408
   Current portion of obligations under capital
     leases....................................                -               34               294               -             328
   Accounts payable............................           20,441           14,265            15,169         (2,256)          47,619
   Accrued compensation and benefits...........           14,917           68,594            11,533               -          95,044
   Accrued interest............................                -            3,667               799               -           4,466
   Accrued self-insurance obligations..........         (23,468)           75,154             1,460               -          53,146
   Other accrued liabilities...................           41,695           66,540            18,104               -         126,339
   Income tax payables.........................           20,596          (9,167)             2,354               -          13,783
                                                 ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................          108,328          219,704            78,357         (2,256)         404,133

Long-term debt, net of current portion.........                -           47,424            28,565        (19,750)          56,239
Obligations under capital leases, net of current
  portion......................................                -              100            57,025               -          57,125
Other long-term liabilities....................                -           32,652             2,055               -          34,707
Liabilities subject to compromise (see Note 2).        1,426,579          110,859             3,670               -       1,541,108
                                                 ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,534,907          410,739           169,672        (22,006)       2,093,312

Intercompany payables/(receivables)............      (2,501,005)        2,246,661           253,798             546               -
Commitments and contingencies..................
Minority interest..............................                -            5,964                80               -           6,044
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of
  the Company..................................          322,978                -                 -               -         322,978
Total stockholders' deficit....................      (1,189,249)      (1,944,852)         (321,849)       2,266,701     (1,189,249)
                                                 ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' deficit....   $  (1,832,369)     $    718,512     $     101,701    $  2,245,241    $  1,233,085
                                                 ===============  ===============  ================   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................      $    13,049      $     6,693      $      5,305       $       -     $    25,047
   Accounts receivable, net....................                -          235,745            20,659         (1,940)         254,464
   Other receivables, net......................          296,034        (191,118)          (89,000)               -          15,916
   Inventory, net..............................                -           35,333             7,650               -          42,983
   Prepaids and other assets...................            1,796            8,825             4,466               -          15,087
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          310,879           95,478          (50,920)         (1,940)         353,497

Property and equipment, net....................           94,264          144,643           207,269               -         446,176
Goodwill, net..................................                -          407,093            68,474               -         475,567
Notes receivable, net..........................           14,750            1,436             6,512               -          22,698
Assets held for sale...........................                -           67,116             3,493               -          70,609
Other assets, net..............................           37,229           25,280             7,432               -          69,941
Investment in subsidiaries.....................      (1,242,314)                -                 -       1,242,314               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................     $  (785,192)     $    741,046      $    242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........     $     12,126     $      1,225      $     31,425     $         -    $     44,776
   Current portion of obligations under capital
     leases....................................                -              107               326               -             433
   Accounts payable............................           28,177           14,545            13,214         (2,149)          53,787
   Accrued compensation and benefits...........           13,011           61,642             9,464               -          84,117
   Accrued interest............................                -            2,034               938               -           2,972
   Accrued self-insurance obligations..........         (12,703)           70,512             1,266               -          59,075
   Other accrued liabilities...................           36,685           60,483            19,321               -         116,489
   Income tax payables.........................           17,498          (9,271)               903               -           9,130
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................           94,794          201,277            76,857         (2,149)         370,779

Long-term debt, net of current portion.........                -           53,387            47,378               -         100,765
Obligations under capital leases, net of current
  portion......................................                -            8,188            57,487               -          65,675
Other long-term liabilities....................                -           34,768             2,026               -          36,794
Liabilities subject to compromise (see Note 2).        1,427,020          131,498                 -               -       1,558,518
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,521,814          429,118           183,748         (2,149)       2,132,531

Intercompany payables/(receivables)............      (1,606,984)        1,622,789          (16,015)             210               -
Commitments and contingencies..................
Minority interest..............................                -            5,821               158               -           5,979
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0% convertible
  junior subordinated debentures of the Company          344,119                -                 -               -         344,119
Total stockholders' equity (deficit)...........      (1,044,141)      (1,316,682)            74,369       1,242,313     (1,044,141)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' equity
  (deficit)....................................    $   (785,192)     $    741,046     $     242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                        CONSOLIDATING STATEMENT OF LOSSES

                              AS OF MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues..........................   $         88    $     551,924     $      87,770    $     (1,790)    $     637,992
                                            ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs..........................              -          496,687            86,537          (1,790)          581,434
   Corporate general and administrative.....         32,837            6,673             3,285                -           42,795
   Depreciation and amortization............          2,227            9,539             2,650                -           14,416
   Provision for losses on accounts
     receivable.............................              -            8,941                92                -            9,033
   Interest, net (contractual interest
     expense of $51,041 for the three
     months ended March 31, 2000)...........          1,243            3,664             3,317                -            8,224
   Gain sale of assets......................        (1,989)          (6,963)                 -                -          (8,952)
   Equity interest in losses of
     subsidiaries...........................        207,932                -                 -        (207,932)                -
   Intercompany interest expense (income) ..        (5,031)            5,031                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses.................        237,219          523,572            95,881        (209,722)          646,950
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges........................      (122,590)          122,180               410                _                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and
  income taxes..............................      (114,541)         (93,828)           (8,521)          207,932          (8,958)
Reorganization costs, net...................         51,062           11,677            93,906                -          156,645
Income taxes................................             58                -                 -                -               58
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses..................................    $ (165,661)     $  (105,505)     $   (102,427)     $    207,932     $  (165,661)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                        CONSOLIDATING STATEMENT OF LOSSES

                              AS OF MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues..........................     $    (968)      $   580,426       $    93,574         $      -       $  673,032
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs..........................              -          536,094            88,476                -          624,570
   Corporate general and administrative.....         31,530            6,740             3,747                -           42,017
   Depreciation and amortization............          2,066           15,411             3,971                -           21,448
   Provision for losses on accounts
     receivable.............................              -           13,699               119                -           13,818
   Loss on sale of assets, net..............          3,007            8,099             1,000                -           12,106
   Interest, net............................         28,732            4,886             3,552                -           37,170
   Restructuring costs......................          3,805            6,358             1,265                -           11,428
   Loss on termination of interest rate swap          2,488                -                 -                -            2,488
   Equity interest in losses of  subsidiary.        120,147                -                 -        (120,147)                -
   Intercompany interest (income) ..........        (5,031)            5,031                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses.................        186,744          596,318           102,130        (120,147)          765,045
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Operating income............................      (187,712)         (15,892)           (8,556)          120,147         (92,013)
Dividends on convertible preferred
  securities of subsidiary..................          6,516                -                 -                -            6,516
Management fee (income) expense.............       (89,669)           87,923             1,746                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Loss before income taxes and cumulative
  effect of change in accounting principle..      (104,559)        (103,815)          (10,302)          120,147         (98,529)
Income taxes................................          5,519          (5,038)               411                -              892
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Earnings before cumulative effect of change
  in accounting principle...................      (110,078)         (98,777)          (10,713)          120,147         (99,421)
Cumulative effect of change in accounting
  principle.................................        (3,069)          (9,351)           (1,306)                -         (13,726)
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses..................................    $ (113,147)     $  (108,128)      $   (12,019)       $  120,147     $  (113,147)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                              AS OF MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................   $  (165,661)    $   (105,505)     $    (102,427)      $    207,932    $  (165,661)
                                                --------------  ---------------  -----------------  ----------------  --------------
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries       207,932                -                  -         (207,932)               -
      Reorganization costs, net...............         51,062           11,677             93,906                 -         156,645
      Depreciation and amortization...........          2,227            9,539              2,650                 -          14,416
      Provision for losses on accounts
       receivable.............................              -            8,941                 92                 -           9,033
      Gain on sale of assets..................        (1,989)          (6,963)                  -                 -         (8,952)
      Other, net..............................          (482)                -                  -                 -           (482)
Changes in operating assets and liabilities:
   Accounts receivable........................              -          (1,178)            (4,893)                 -         (6,071)
   Other current assets.......................        (9,550)          (4,905)             14,606                 -             151
   Income tax payables........................         18,637         (15,435)              1,451                 -           4,653
   Other current liabilities..................       (17,532)            6,166              2,433                 -         (8,933)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities before reorganization costs......         84,644         (97,663)              7,818                 -         (5,201)
Net cash paid for reorganization costs........              -            (998)                  -                 -           (998)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities..................................         84,644         (98,661)              7,818                 -         (6,199)
                                                --------------  ---------------  -----------------  ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................        (4,389)          (2,886)            (2,085)                 -         (9,360)
Proceeds from sale of assets held for sale....              -                -              5,690                 -           5,690
Decrease (increase) in long-term notes
  receivable..................................              -              209              1,301                 -           1,510
Decrease (increase) in other assets...........         13,309           13,915           (31,793)                 -         (4,569)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities..................................          8,920           11,238           (26,887)                 -         (6,729)
                                                --------------  ---------------  -----------------  ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ...................         22,021                -                  -                 -          22,021
Long-term debt borrowings.....................          3,550                4              2,924                 -           6,478
Long-term debt repayments (prepetition).......              -                -           (11,785)                 -        (11,785)
Principal payments on prepetition debt
  authorized by Bankruptcy Court..............              -            (992)                  -                 -           (992)
Other financing activities....................            (6)                -                  -                 -             (6)
Intercompany advances.........................      (124,053)           89,670             34,383                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
  activities..................................       (98,488)           88,682             25,522                 -          15,716
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents.................................           (98)                -                  -                 -            (98)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash
  equivalents.................................        (5,022)            1,259              6,453                 -           2,690
Cash and cash equivalents at beginning of year         13,049            6,693              5,305                 -          25,047
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....     $    8,027      $     7,952      $      11,758        $        -     $    27,737
                                                ==============  ===============  =================  ================  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                              AS OF MARCH 31, 1999
                                 (IN THOUSANDS)


                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................   $  (113,147)    $   (108,128)     $     (12,019)      $    120,147    $  (113,147)
                                                --------------  ---------------  -----------------  ----------------  --------------
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries       120,147                -                  -         (120,147)               -
      Depreciation and amortization...........          2,066           15,411              3,971                 -          21,448
      Provision for losses on accounts
        receivable............................              -           13,699                119                 -          13,818
      Loss on sale of assets, net.............          3,007            8,099              1,000                 -          12,106
      Cumulative effect of change in
        accounting principle..................          3,069            9,351              1,306                 -          13,726
      Other, net..............................            786                -                  -                 -             786
Changes in operating assets and liabilities:
   Accounts receivable........................          1,811           59,843              8,780                 -          70,434
   Other current assets.......................          3,060            1,293              3,460                 -           7,813
   Other current liabilities..................       (61,264)           16,897              3,071                 -        (41,296)
   Income tax payables........................          (481)                -                  -                 -           (481)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for)  operating
  activities..................................       (40,946)           16,465              9,688                 -        (14,793)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................       (16,096)         (17,163)            (6,210)                 -        (39,469)
Acquisitions, net of cash acquired............              -          (1,901)                676                 -         (1,225)
Increase in long-term notes receivable........          1,779          (4,108)                286                 -         (2,043)
Other assets expenditures.....................        (6,177)             (96)              4,293                 -         (1,980)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash used for investing activities........       (20,494)         (23,268)              (955)                 -        (44,717)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings.....................        103,351          (2,333)              9,387                 -         110,405
Long-term debt repayments (prepetition).......        (4,511)         (20,093)            (3,049)                 -        (27,653)
Conversion of Mediplex 6.5% subordinated
  debentures due 2003.........................              -          (5,840)                  -                 -         (5,840)
Net proceeds from issuance of common stock....            462                -                  -                 -             462
Purchases of treasury stock...................          (264)                -                  -                 -           (264)
Other financing activities....................            394            (281)              (396)                 -           (283)
Intercompany advances.........................       (35,121)           52,491           (17,370)                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
  activities..................................         64,311           23,944           (11,428)                 -          76,827
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents.................................              -                -              2,347                 -           2,347
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash
  equivalents.................................          2,871           17,141              (348)                 -          19,664
Cash and cash equivalents at beginning of year        (9,964)           26,406             11,062                 -          27,504
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....    $   (7,093)      $    43,547      $      10,714         $       -     $    47,168
                                                ==============  ===============  =================  ================  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                           CONSOLIDATING BALANCE SHEET

                              AS OF MARCH 31, 2000
                                 (IN THOUSANDS)


(15)  FILER/NON-FILER FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the debtor entities are required to present condensed Consolidated Financial Statements.

                                     ASSETS

                                                                   FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                   ------       ----------      -----------     ------------
Current assets:
  Cash and cash equivalents...................................  $    16,813      $  10,924        $       -      $    27,737
  Accounts receivable, net....................................      210,718          7,455          (1,146)          217,027
  Other receivables, net......................................      109,494      (108,498)                -              996
  Inventory, net..............................................       31,559            844                -           32,403
  Prepaids and other assets...................................       22,063            471                -           22,534
                                                              -------------   ------------    -------------   --------------
  Total current assets........................................      390,647       (88,804)          (1,146)          300,697


Property and equipment, net...................................      239,177         28,732                -          267,909
Goodwill, net.................................................      400,802            373                -          401,175
Notes receivable, net.........................................       16,012              -                -           16,012
Assets held for sale..........................................       18,037        177,119                -          195,156
Other assets, net.............................................       45,463          6,673                -           52,136
Investment in subsidiaries....................................     (26,850)              -           26,850                -
                                                              -------------   ------------    -------------   --------------
  Total assets................................................  $ 1,083,288      $ 124,093        $  25,704      $ 1,233,085
                                                              =============   ============    =============   ==============

                            (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                           CONSOLIDATING BALANCE SHEET

                              AS OF MARCH 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                   ------        ----------     -----------    ------------
Current liabilities:
 Current portion of long-term debt.............................    $  34,649       $   28,759        $     -       $   63,408
 Current portion of obligations under capital leases...........           26              302              -              328
 Accounts payable..............................................       34,683           14,628        (1,692)           47,619
 Accrued compensation and benefits.............................       84,153           10,891              -           95,044
 Accrued interest..............................................        3,050            1,416              -            4,466
 Accrued self-insurance obligations............................       52,391              755              -           53,146
 Other accrued liabilities.....................................      107,059           19,280              -          126,339
 Income tax payables...........................................       13,032              751              -           13,783
                                                               -------------   --------------  -------------  ---------------
 Total current liabilities.....................................      329,043           76,782        (1,692)          404,133

Long-term debt, net of current portion.........................       18,612           37,627              -           56,239
Obligations under capital leases, net of current portion.......           71           57,054              -           57,125
Other long-term liabilities....................................       32,652            2,055              -           34,707
Liabilities subject to compromise (see Note 2).................    1,541,108                -              -        1,541,108
                                                               -------------   --------------  -------------  ---------------
  Total liabilities............................................    1,921,486          173,518        (1,692)        2,093,312

Commitments and contingencies..................................
Minority interest..............................................        3,147            2,897              -            6,044
                                                               -------------   --------------  -------------  ---------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of the Company....      322,978                -              -          322,978
                                                               -------------   --------------  -------------  ---------------
Intercompany...................................................       24,926         (25,472)            546                -
                                                               -------------   --------------  -------------  ---------------
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized
    5,000,000 shares, none issued..............................            -                -              -                -
  Common stock of $.01 par value, authorized
    155,000,000 shares, 63,937,302 shares issued and outstanding
    as of March 31, 2000.......................................          636            2,579        (2,579)              636
  Additional paid-in capital...................................      798,399          273,662      (273,662)          798,399
  Accumulated deficit..........................................  (1,951,168)        (293,530)        293,530      (1,951,168)
  Accumulated other comprehensive loss.........................      (9,561)          (9,561)          9,561          (9,561)
                                                               -------------   --------------  -------------  ---------------
                                                                 (1,161,694)         (26,850)         26,850      (1,161,694)
  Less:
    Common stock held in treasury, at cost, 2,212,983
      shares as of March 31, 2000..............................     (27,376)                -              -         (27,376)
    Grantor stock trust, at market, 1,915,935 shares as of
      March 31, 2000...........................................        (179)                -              -            (179)
                                                               -------------   --------------  -------------  ---------------
  Total stockholders' deficit .................................  (1,189,249)         (26,850)         26,850      (1,189,249)
                                                               -------------   --------------  -------------  ---------------
  Total liabilities and stockholders' deficit..................   $1,083,288      $   124,093      $  25,704     $  1,233,085
                                                               =============   ==============  =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                  ------       ----------      -----------     ------------
Current assets:
 Cash and cash equivalents...................................    $  18,532      $   6,515       $        -       $   25,047
 Accounts receivable, net....................................      221,800         33,692          (1,028)          254,464
 Other receivables, net......................................      104,689       (88,773)                -           15,916
 Inventory, net..............................................       34,485          8,498                -           42,983
 Prepaids and other assets...................................       10,592          4,495                -           15,087
                                                             -------------   ------------    -------------   --------------
 Total current assets........................................      390,098       (35,573)          (1,028)          353,497

Property and equipment, net..................................      226,357        219,819                -          446,176
Goodwill, net................................................      407,093         68,474                -          475,567
Notes receivable, net........................................       16,185          6,513                -           22,698
Assets held for sale.........................................       67,116          3,493                -           70,609
Other assets, net............................................       51,664         18,277                -           69,941
Investment in subsidiaries...................................       69,230              -         (69,230)                -
                                                             -------------   ------------    -------------   --------------
 Total assets................................................   $1,227,743      $ 281,003       $ (70,258)      $ 1,438,488
                                                             =============   ============    =============   ==============

                            (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                    ------        ----------     -----------    ------------
Current liabilities:
 Current portion of long-term debt.............................    $  13,290       $   31,486              -        $  44,776
 Current portion of obligations under capital leases...........           70              363              -              433
 Accounts payable..............................................       43,796           11,566        (1,575)           53,787
 Accrued compensation and benefits.............................       74,737            9,380              -           84,117
 Accrued interest..............................................        1,572            1,400              -            2,972
 Accrued self-insurance obligations............................       58,463              612              -           59,075
 Other accrued liabilities.....................................       97,153           19,336              -          116,489
 Income tax payables...........................................        8,227              903              -            9,130
                                                               -------------   --------------  -------------  ---------------
 Total current liabilities.....................................      297,308           75,046        (1,575)          370,779

Long-term debt, net of current portion.........................       47,872           52,893              -          100,765
Obligations under capital leases, net of current portion.......        8,187           57,488              -           65,675
Other long-term liabilities....................................       34,768            2,026              -           36,794
Liabilities subject to compromise (see Note 2).................    1,558,518                -              -        1,558,518
                                                               -------------   --------------  -------------  ---------------
 Total liabilities.............................................    1,946,653          187,453        (1,575)        2,132,531

Commitments and contingencies..................................
Minority interest..............................................        3,394            2,585              -            5,979
                                                               -------------   --------------  -------------  ---------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0%
 convertible junior subordinated debentures of the Company.....      344,119                -              -          344,119
                                                               -------------   --------------  -------------  ---------------
Intercompany...................................................     (22,282)           21,735            547                -
                                                               -------------   --------------  -------------  ---------------
Stockholders' equity (deficit):
 Preferred stock of $.01 par value, authorized
   5,000,000 shares, none issued...............................            -                -              -                -
 Common stock of $.01 par value, authorized
   155,000,000 shares, 63,937,302 shares issued and
   outstanding as of December 31, 1999.........................          639            2,579        (2,579)              639
 Additional paid-in capital....................................      777,164          263,250      (263,250)          777,164
 Accumulated deficit...........................................  (1,785,507)        (191,582)        191,582      (1,785,507)
 Accumulated other comprehensive loss..........................      (5,017)          (5,017)          5,017          (5,017)
                                                               -------------   --------------  -------------  ---------------
                                                                 (1,012,721)           69,230       (69,230)      (1,012,721)
     Less:
         Unearned compensation.................................      (3,966)                -              -          (3,966)
         Common stock held in treasury, at cost, 2,212,983
           shares as of December 31, 1999......................     (27,376)                -              -         (27,376)
         Grantor stock trust, at market, 1,915,935 shares as of
           December 31, 1999...................................         (78)                -              -             (78)
                                                               -------------   -------------- --------------    -------------
 Total stockholders' equity (deficit) .........................  (1,044,141)           69,230       (69,230)      (1,044,141)
                                                               -------------   --------------  -------------  ---------------
 Total liabilities and stockholders' equity (deficit)..........   $1,227,743       $  281,003     $ (70,258)      $ 1,438,488
                                                               =============   ==============  =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                        CONSOLIDATING STATEMENT OF LOSSES

                              AS OF MARCH 31, 2000
                                 (IN THOUSANDS)


                                                                      FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                      ------        ----------     -----------     ------------
Total net revenues................................................    $  551,102      $  88,079       $  (1,189)     $    637,992
                                                                  --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs.................................................       496,957         85,666          (1,189)          581,434
  Corporate general and administrative............................        39,511          3,284                -           42,795
  Depreciation and amortization...................................        11,704          2,712                -           14,416
  Provision for losses on accounts receivable.....................         8,888            145                -            9,033
  Interest, net (contractual interest expense of $51,041 for the
   three months ended March 31, 2000).............................         4,749          3,475                -            8,224
  Gain on sale of assets..........................................       (8,952)              -                -          (8,952)
  Equity interest in losses of subsidiaries.......................       101,948              -        (101,948)                -
                                                                  --------------  -------------   --------------  ---------------
  Total costs and expenses........................................       654,805         95,282        (103,137)          646,950
Management fee (income) expense...................................         (839)            839                -                -
                                                                  --------------  -------------   --------------  ---------------
Losses before reorganization costs, net and income taxes..........     (102,864)        (8,042)          101,948          (8,958)
Reorganization costs, net.........................................        62,739         93,906                -          156,645
Income taxes......................................................            58              -                -               58
                                                                  --------------  -------------   --------------  ---------------
Net losses........................................................   $ (165,661)    $ (101,948)       $  101,948     $  (165,661)
                                                                  ==============  =============   ==============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                              AS OF MARCH 31, 2000
                                (IN THOUSANDS)


                                                                           FILERS         NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                           ------         ----------     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net losses............................................................  $  (165,661)     $  (101,948)    $   101,948    $ (165,661)
                                                                       --------------  ---------------  -------------  -------------
Adjustments to reconcile net losses to net cash provided by (used for)
 operating activities:
  Equity interest in losses of subsidiaries............................        96,080            5,868      (101,948)              -
  Reorganization costs, net............................................        15,565          141,080              -        156,645
  Depreciation and amortization........................................        11,704            2,712              -         14,416
  Provision for losses on accounts receivable..........................         8,888              145              -          9,033
  Gain on sale of assets...............................................       (8,952)                -              -        (8,952)
  Other, net...........................................................         (482)                -              -          (482)
Changes in operating assets and liabilities:
   Accounts receivable.................................................       (2,764)          (3,425)            118        (6,071)
   Other current assets................................................      (14,834)           14,985              -            151
   Income taxes payable................................................         4,805            (152)              -          4,653
   Other current liabilities...........................................      (13,451)            4,636          (118)        (8,933)
                                                                       --------------  ---------------  -------------  -------------
Net cash provided by (used for) operating activities before
 reorganization costs .................................................      (69,102)           63,901              -        (5,201)
                                                                       --------------  ---------------  -------------  -------------
Net cash paid for reorganization costs.................................         (998)                -              -          (998)
   Net cash provided by (used for) operating activities................      (70,100)           63,901              -        (6,199)
                                                                       --------------  ---------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net.............................................       (7,275)          (2,085)              -        (9,360)
 Proceeds from sale of assets held for sale............................             -            5,690              -          5,690
 Increase in long-term notes receivable................................           208            1,302              -          1,510
 Decrease (increase) in other assets...................................         3,762          (8,331)              -        (4,569)
                                                                       --------------  ---------------  -------------  -------------
  Net cash used for investing activities...............................       (3,305)          (3,424)              -        (6,729)
                                                                       --------------  ---------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under Revolving Credit Agreement (postpetition) .......        22,021                -              -         22,021
 Long-term debt borrowings.............................................         3,554            2,924              -          6,478
 Long-term debt repayments (prepetition)...............................             -         (11,785)              -       (11,785)
 Principal payments on prepetition debt authorized by Bankruptcy Court.         (992)                -              -          (992)
 Intercompany advances.................................................        47,207         (47,207)              -              -
 Other financing activities............................................           (6)                -              -            (6)
                                                                       --------------  --------------- --------------  -------------
  Net cash provided by (used for) financing activities.................        71,784         (56,068)              -         15,716
                                                                       --------------  --------------- --------------  -------------
Effect of exchange rate on cash and cash equivalents...................          (98)                -              -           (98)
                                                                       --------------  ---------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...................       (1,719)            4,409              -          2,690
Cash and cash equivalents at beginning of year.........................        18,532            6,515              -         25,047
                                                                       --------------  ---------------  -------------  -------------
Cash and cash equivalents at end of period.............................   $    16,813      $    10,924       $      -     $   27,737
                                                                       ==============  ===============  =============  =============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

(16)  SUBSEQUENT EVENTS

     The Company executed a purchase agreement to sell its therapy equipment manufacturing operations in the second quarter of 2000 and the transaction was completed in the third quarter of 2000. The purchase agreement transfered most assets of the business, including equipment and accounts receivable, to the purchaser. However, the Company retained some assets for its use in providing therapy services. The Company received no cash consideration from this sale. Instead, consideration for the sale was the settlement of certain prepetition claims the purchaser held against the Company.

     During the second quarter of 2000, Sun divested 13 pharmacies in the United Kingdom for an amount which approximates the Company's investment in such operations.

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, of which one campus includes a skilled nursing facility. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. See Note 7 - Assets Held for Sale. During the second quarter of 2000, the final part of the transaction involving four facilities was completed. The cash consideration received from this second quarter transaction was approximately $0.2 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in this second quarter transaction totaled approximately $15.8 million. The Company previously recorded the anticipated loss on the aggregate sale of the 16 facilities by recording a loss on assets held for sale of approximately $17.4 million and $53.8 million during 1999 and 1998, respectively.

     During the second quarter of 2000, the Company transferred two assisted living facilities from the other operations segment to the inpatient services segment.

     During the second quarter of 2000, the Company divested 21 skilled nursing facilities. The net revenues and net operating losses for the three months ended March 31, 2000 for these 20 facilities were approximately $18.7 million and $1.0 million, respectively. The aggregate net loss on disposal estimated for these divestitures during the second quarter to reduce the carrying value of the facilites to the Company's estimate of net realizable book value was approximately $5.3 million. The Company had recorded losses during 1999 and in the first quarter of 2000 to reduce the carrying value of certain of these facilities to the Company's estimates of net realizable book value.

     As of August 31, 2000, the Company had identified 69 additional skilled nursing facilities as candidates for divestiture through foreclosure sales, lease terminations through mutual agreement with the lessors, or transferring operations to successor operators. The net revenues and net operating losses for the three months ended March 31, 2000 for these 69 facilities were approximately $79.7 million and $4.9 million, respectively. See Note 7 - Assets Held for Sale.

     During  the  second   quarter  of  2000,   the   Company   identified   one
rehabilitation facility for divestiture.

     Divestitures require Bankruptcy Court approval.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

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

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licenses practical nurses and certified nursing assistants. At March 31, 2000, the Company operated 347 long-term and subacute care facilities with 39,282 licensed beds compared to 397 facilities with 44,930 licensed beds at March 31, 1999. Included in the preceding as of August 31, 2000, are 69 facilities with 8,240 licensed beds which the Company has announced its intention to divest through foreclosure sales, lease terminations through mutual agreement with the lessors or transferring operations to successor operators. See "Note 7 - Assets Held for Sale and Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other things, physical, occupational, speech and respiratory therapy services, respiratory therapy supplies, equipment and oxygen to affiliated and nonaffiliated skilled nursing facilities. As of March 31, 2000, the Company's rehabilitation and respiratory therapy services segment provided services to 1,483 facilities in 41 states, of which 1,111 were operated by nonaffiliated parties compared to 1,620 facilities in 44 states as of March 31, 1999, of which 1,237 were operated by nonaffiliated parties. As of August 31, 2000, the Company has announced its intention to divest one rehabilitation facility.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition, as well as providing consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and subacute care facilities. The Company's pharmaceutical subsidiary provided pharmaceutical products and services to 821 long-term and subacute care facilities, including 511 nonaffiliated facilities, as of March 31, 2000 through its 40 pharmacies and pharmaceutical billing and consulting center. As of March 31, 1999, pharmaceutical products and services were provided to approximately 955 facilities, including 592 nonaffiliated facilities. The medical supply subsidiary provided products to over 1,563 affiliated and nonaffiliated facilities as of March 31, 2000 compared to 2,070 affiliated and nonaffiliated facilities as of March 31, 1999.

     INTERNATIONAL OPERATIONS: This segment consists of long-term care facilities in the United Kingdom, Spain and Germany as well as acute care hospitals in Australia. This segment also provides pharmaceutical services in the United Kingdom, Germany and Australia and medical supplies in Australia. At March 31, 2000, the Company operated 146 inpatient facilities with 8,326 licensed beds in the United Kingdom; 11 inpatient facilities with 1,688 beds in Spain; 17 facilities with 1,220 licensed beds in Germany and 5 hospitals with 336 licensed beds in Australia, compared to 155 facilities with 8,705 licensed beds in the United Kingdom; 10 facilities with 1,604 licensed beds in Spain; 16 facilities with 1,122 licensed beds in Germany; and 5 hospitals with 309 licensed beds in Australia as of March 31, 1999.

     The Company is currently soliciting offers to purchase its international operations. The Company sold five pharmacies in the United Kingdom during the first quarter of 2000 and sold 13 pharmacies in the United Kingdom during the second quarter of 2000. See "Note 7 - Assets Held for Sale and Note 16 - Subsequent Events in the Company's Consolidated Financial Statements." No assurance can be given that the remaining international operations will be sold.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company completed the sale of its Canadian operations in the first quarter of 1999. An additional loss on sale of approximately $2.0 million was recorded in the first quarter of 1999. The charge was recorded in loss on sale of assets, net in the Company's Consolidated Statements of Losses.

OTHER OPERATIONS

     During the first quarter of 2000, the Company's other operations included temporary therapy services, assisted living services, home health, software development and other ancillary services. The Company divested its hospice operations in the fourth quarter of 1999. The Company's temporary therapy service operations provided 202,105 temporary therapy staffing hours and 101,255 non-therapy hours to nonaffiliates for the three months ended March 31, 2000 compared to 290,417 temporary therapy staffing hours for the three months ended March 31, 1999. The assisted living subsidiary which is classified as assets held for sale as of March 31, 2000 and December 31, 1999, operated 32 assisted living facilities with 3,450 beds in the United States as of March 31, 1999. In October 1999, the Company entered into an agreement to divest certain of its assisted living facilities in the United States. In December 1999, the Company divested eight assisted living facilities in which it had held a ten-percent equity interest. In addition, during December 1999 the Company sold a majority interest in four assisted living facilities housed on three campuses, one of which included a skilled nursing facility. During the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which includes a skilled nursing facility on its campus. During the first quarter of 2000, 12 of the assisted living facilities were divested under this agreement. During the second quarter of 2000, four of the assisted living facilities were divested under this agreement. The assisted living subsidiary operated six assisted living facilities with 539 beds in the United States as of March 31, 2000. See "Note 7 - Assets Held for Sale and Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                MARCH 31,                   DECEMBER 31,
                                                                         2000              1999                 1999
                                                                         ----------------------                 ----
Inpatient Services:
       Facilities.................................................             347                397                   354
       Licensed beds..............................................          39,282             44,930                39,867

Rehabilitation and Respiratory Therapy Service Operations:
       Nonaffiliated facilities served............................           1,111              1,237                 1,158
       Affiliated facilities served...............................             372                383                   373
                                                                    ---------------   ----------------   -------------------
            Total.................................................           1,483              1,620                 1,531
                                                                    ===============   ================   ===================

Pharmaceutical and Medical Supply Services:
       Nonaffiliated facilities served............................           1,560                592 (1)             1,805
       Affiliated facilities served...............................             373                363 (1)               702
                                                                    ---------------   ----------------   -------------------
            Total.................................................           1,933                955                 2,507
                                                                    ===============   ================   ===================
       (1) Includes only pharmaceutical facilities served.

International Operations:
       Facilities
           United Kingdom.........................................             146                155                   145
           Other foreign..........................................              33                 31                    33
                                                                    ---------------   ----------------   -------------------
            Total.................................................             179                186                   178
                                                                    ===============   ================   ===================

       Licensed beds
           United Kingdom.........................................           8,326              8,705                 8,320
           Other foreign..........................................           3,244              3,035                 3,192
                                                                    ---------------   ----------------   -------------------
            Total.................................................          11,570             11,740                11,512
                                                                    ===============   ================   ===================

     RESULTS OF OPERATIONS

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (dollars in thousands):


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         2000                    1999
                                                                                         ----                    ----
                                                                                                 (UNAUDITED)
Inpatient Services..............................................................        $    438,272           $    461,105
Rehabilitation and Respiratory Therapy Services.................................              57,516                 70,066
Pharmaceutical and Medical Supply Services......................................              73,831                 75,822
International Operations........................................................              75,136                 71,664
Other Operations................................................................              49,780                 64,514
Corporate.......................................................................                  88                  (968)
Intersegment Eliminations.......................................................            (56,631)               (69,171)
                                                                                  ------------------      -----------------
Total Net Revenues..............................................................        $    637,992           $    673,032
                                                                                  ==================      =================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were approximately $31.5 million and $38.8 million for the three months ended March 31, 2000 and 1999, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were approximately $22.2 million and $23.8 million for the three months ended March 31, 2000 and 1999, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were approximately $2.7 million and $6.4 million for the three months ended March 31, 2000 and 1999, respectively.

     The following table sets forth the amount of net segment earnings (losses) for the periods presented (in thousands):

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       2000                    1999
                                                                                       ----                    ----
                                                                                               (UNAUDITED)
Inpatient Services.....................................................               $  8,529               $  3,180
Rehabilitation and Respiratory Therapy Services........................                  9,121                    426
Pharmaceutical and Medical Supply Services.............................                  1,999                   (37)
International Operations...............................................                (5,672)                (2,624)
Other Operations.......................................................                (3,319)                (3,359)
                                                                          --------------------    -------------------

Earnings (losses) before income taxes and corporate
     allocation of interest and management fees........................                 10,658                (2,414)
Corporate..............................................................               (28,568)               (70,093)
                                                                          --------------------    -------------------
 Net segment losses ...................................................              $(17,910)              $(72,507)
                                                                          ====================    ===================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The  following   table  presents  the  percentage  of  total  net  revenues represented by certain items for the Company for the periods presented:

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         2000                     1999
                                                                                         ----                     ----
Total net revenues                                                                          100.0%                 100.0%
    Costs and expenses:
    Operating costs ......................................................                   91.1%                  92.8%
    Corporate general and administrative..................................                    6.7%                   6.2%
    Depreciation and amortization.........................................                    2.3%                   3.2%
    Provision for losses on accounts receivable...........................                    1.4%                   2.1%
    Interest, net.........................................................                    1.3%                   5.5%
    Restructuring costs...................................................                       -                   1.7%
    Loss on sale of assets, net...........................................                       -                   1.8%
    Loss on termination of interest rate swaps............................                       -                   0.4%
    Gain on sale of assets................................................                  (1.4%)                      -
                                                                             ---------------------   --------------------
          Total costs, expenses and gains before reorganization costs.....                  101.4%                 113.7%
          Dividends on convertible preferred securities...................                      -                    1.0%
                                                                             ---------------------   --------------------

    Losses before reorganization costs, income taxes and cumulative effect
          of change in accounting principle...............................                  (1.4%)                (14.7%)
    Reorganization costs..................................................                   24.6%                      -
    Income taxes..........................................................                    0.0%                   0.1%
                                                                             ---------------------   --------------------

    Net losses before cumulative effect of change
          in accounting principle.........................................                 (26.0%)                (14.8%)
    Cumulative effect of change in accounting principle...................                       -                 (2.0%)
                                                                             ---------------------   --------------------
Net losses ...............................................................                 (26.0%)                (16.8%)
                                                                             =====================   ====================

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

INPATIENT SERVICES

     On a same store basis, net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $15.9 million from approximately $422.4 million  for the three  months  ended  March 31,  1999 to  approximately  $438.3 million for the three months ended March 31, 2000, a 3.7% increase. This increase is primarily the result of enhanced Medicaid rates partially offset by decreased Medicare rates.

     On a same store basis, operating expenses, which include rent expense of approximately $48.8 million and $48.1 million for the three months ended March
31,  2000 and  1999,  respectively,  increased  3.5% from  approximately  $394.6 million for the three months ended March 31, 1999 to approximately $408.3 million for the three months ended March 31, 2000. The increase was primarily due to increasing labor costs. On a same store basis, operating expenses as a percentage of net revenues decreased from 93.4% for the three months ended March 31, 1999 to 93.2% for the three months ended March 31, 2000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On a same store basis, corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $10.1 million and $8.2 million for the three months ended March 31, 2000 and 1999, respectively. On a same store basis, as a percentage of net revenues, corporate general and administrative expenses increased from 1.9% for the three months ended March 31, 1999 to 2.3% for the three months ended March 31, 2000. This change is primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead due to facility divestitures.

     On a same store basis, the provision for losses on accounts receivable decreased 27.0% from approximately $3.7 million for the three months ended March 31, 1999 to approximately $2.7 million for the three months ended March 31, 2000. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable decreased from 0.9% for the three months ended March 31, 1999 to 0.6% for the three months ended March 31, 2000. During the first quarter of 1999, the Company increased its reserves due to a deterioration in the aging of certain accounts receivable. A similar increase was not necessary in the first quarter of 2000.

     On a same store basis, depreciation and amortization decreased 31.3% from approximately $8.0 million for the three months ended March 31, 1999 to approximately $5.5 million for the three months ended March 31, 2000. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.9% for the three months ended March 31, 1999 to 1.3% for the three months ended March 31, 2000. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in the write-down of certain long-lived assets in the second and fourth quarters of 1999.

     Net interest expense increased 33.3% from approximately $1.8 million for the three months ended March 31, 1999 to approximately $2.4 million for the three months ended March 31, 2000. As a percentage of net revenues, interest expense increased from 0.4% for the three months ended March 31, 1999 to 0.5% for the three months ended March 31, 2000.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 18.1% from approximately $70.1 million for the three months ended March 31, 1999 to approximately $57.4 million for the three months ended March 31, 2000. Revenues from services provided to affiliated facilities decreased from approximately $38.8 million for the three months ended March 31, 1999 to approximately $31.3 million for the three months ended March 31, 2000, a decrease of 19.3%. Revenues from services provided to nonaffiliated facilities decreased approximately $5.2 million, or 16.6%, from approximately $31.3 million for the three months ended March 31, 1999 to approximately $26.1 million for the three months ended March 31, 2000. These decreases are a result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory therapy models in an effort to better control costs under a fixed reimbursement system. This was especially existent within respiratory therapy as this service was not covered under the ancillary component of the PPS rate structure. The net revenues for the three months ended March 31, 1999 were significantly down from prior periods as this was the first quarter in which PPS was fully implemented for the majority of the industry. The net revenues decline has continued, with a significant reduction in contracts from the first quarter of 1999 to the first quarter of 2000. Specifically, there were 1,620 affiliated and nonaffiliated contracts as of March 31, 1999 as compared to 1,483 affiliated and nonaffiliated contracts as of March 31, 2000.

     Operating expenses decreased 33.5% from approximately $65.1 million for the three months ended March 31, 1999 to approximately $43.3 million for the three months ended March 31, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges - Restructuring Costs"). Operating expenses as a percentage of total revenue decreased from 92.9% for the three months ended March 31, 1999 to 75.4% for the three months ended March 31, 2000. This decrease is attributable to reductions in the cost structure. The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which has dramatically reduced its cost structure by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Provision for losses on accounts receivable increased 13.0% from approximately $2.3 million for the three months ended March 31, 1999 to approximately $2.6 million for the three months ended March 31, 2000. As a percentage of net revenues, provision for losses on accounts receivable increased from 3.3% for the three months ended March 31, 1999 to 4.5% for the three months ended March 31, 2000. Reserves were increased due to the impact of PPS, which for certain nonaffiliated customers has negatively affected their cash flows, adversely affecting the collectibility of amounts due to the Company.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $1.5 million for the three months ended March 31, 2000. The Company did not allocate corporate general and administrative expenses to the rehabilitation and respiratory services segment during the three months ended March 31, 1999.

     Depreciation and amortization decreased 52.7% from approximately $2.1 million for the three months ended March 31, 1999 to approximately $1.0 million for the three months ended March 31, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 3.0% for the three months ended March 31, 1999 to 1.7% for the three months ended March 31, 2000, respectively. The decrease is primarily a result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999.

PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES

     Net revenues from pharmaceutical and medical supply services decreased 2.6% from approximately $75.8 million for the three months ended March 31, 1999 to approximately $73.8 for the three months ended March 31, 2000. Affiliated pharmacy revenues decreased due to the Company's inpatient facility divestitures. In addition, the pharmacy and medical supply operations both experienced a loss of nonaffiliated contracts.

     Operating expenses decreased 0.3% from approximately $67.1 million for the three months ended March 31, 1999 to approximately $66.9 million for the three months ended March 31, 2000. Operating expenses as a percentage of revenue increased from 88.6% for the three months ended March 31, 1999 to 90.7% for the three months ended March 31, 2000.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $1.3 million for the three months ended March 31, 2000. The Company did not allocate corporate general and administrative expenses to the pharmaceutical and medical supply services segment during the three months ended March 31, 1999.

     Provision for losses on accounts receivable decreased from approximately $6.6 million for the three months ended March 31, 1999 to approximately $2.3 million for the three months ended March 31, 2000. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 8.7% for the three months ended March 31, 1999 to 3.1% for the three months ended March 31, 2000. During the first quarter of 1999 the Company increased its reserve as a result of the effect PPS had on non-affiliated customers' cash flow which impacted the collectibility of accounts receivable. A similar increase was not necessary during the first quarter of 2000.

     Depreciation and amortization decreased 38.1% from approximately $2.1 million for the three months ended March 31, 1999 to approximately $1.3 million for the three months ended March 31, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 2.7% for the three months ended March 31, 1999 to 1.8% for the three months ended March 31, 2000. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-down of certain long-lived assets in the second and fourth quarters of 1999.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. See "Note 7 - Assets Held for Sale in the Company's Consolidated Financial Statements."

INTERNATIONAL OPERATIONS

     Revenues from international operations increased approximately $3.4 million, or 4.7%, from approximately $71.7 million for the three months ended March 31, 1999 to approximately $75.1 million for the three months ended March 31, 2000. The increase was primarily the result of occupancy and rate increases in the United Kingdom's inpatient facilities.

     Operating expenses, which include rent expense of approximately $9.7 million and $10.8 million for the three months ended March 31, 1999 and 2000, respectively, increased approximately 11.1% from approximately $64.8 million for the three months ended March 31, 1999 to approximately $72.0 million for the three months ended March 31, 2000. As a percentage of revenues, operating expenses increased from 90.4% for the three months ended March 31, 1999 to 95.8% for the three months ended March 31, 2000. The increase is primarily attributable to increased leasing expense in the United Kingdom due to a sales lease-back transaction completed in 1999 and increased labor costs due to wage inflation and the use of temporary staffing.

     Depreciation and amortization decreased 28.6% from approximately $3.5 million for the three months ended March 31, 1999 to approximately $2.5 million for the three months ended March 31, 2000. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in the write-down of certain long-lived assets in the second and fourth quarters of 1999.

     The Company is currently soliciting offers to purchase its international operations. The Company divested five pharmacies in the United Kingdom during the first quarter of 2000 and 13 pharmacies in the United Kingdom during the second quarter of 2000. No assurance can be given that the remaining international operations will be sold. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. See "Note 7 - Assets Held for Sale and Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

OTHER NONREPORTABLE SEGMENTS AND CORPORATE GENERAL AND ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. During the fourth quarter of 1999, the Company divested 12 of its assisted living facilities and its hospice operations in the United States. On a same store basis, revenues from other nonreportable segments decreased 15.7% from approximately $59.1 million for the three months ended March 31, 1999 to approximately $49.8 million for the three months ended March 31, 2000.
Approximately $1.9 million of the decrease was in the Company's temporary therapy staffing subsidiary which was adversely affected by the long-term care industry's transition to PPS. Approximately $2.9 million of the decrease was in the Company's subsidiary that provides Medicare billing services. During 1999, Medicare billing services were provided to both affiliated and nonaffiliated entities. During the first quarter of 2000, Medicare billing services were provided only to nonaffiliated entities. Approximately $2.0 million of the decrease was in the Company's subsidiary that provides home health care services. The Company announced its intent to divest this subsidiary in the second quarter of 1999 which caused a decrease in its customer base and revenues. Although the Company no longer intends to divest the subsidiary, customers and revenues have not returned to the first quarter 1999 levels. Approximately $0.9 million of the decrease was in the Company's subsidiary that provides radiology and laboratory services. Approximately $0.3 million of the $0.9 million decrease was due to the closure of a laboratory in the second quarter of 1999 and approximately $0.6 million of the decrease was due to an increase in contractual allowances during the first quarter of 2000.

     On a same store basis, operating expenses decreased 15.2% from approximately $55.1 million for the three months ended March 31, 1999 to approximately $46.7 for the three month periods ended March 31, 2000. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc.. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until 2001.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Corporate general and administrative costs not directly attributed to segments decreased 19.3% from approximately $30.5 million for the three months ended March 31, 1999 to approximately $24.6 million at March 31, 2000. As a percentage of consolidated net revenues of approximately $638.0 million and $673.0 million for the three months ended March 31, 2000 and 1999, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 4.5% to 3.7%.

     Net interest expense not directly attributed to segments decreased 95.3% from approximately $29.6 million for the three months ended March 31, 1999 to approximately $1.4 million for the three months ended March 31, 2000. As a percentage of consolidated net revenues, interest expense decreased from 4.4% for the three months ended March 31, 1999 to 0.2% for the three months ended March 31, 2000. During the first quarter of 2000, the Company did not pay or accrue approximately $41.1 million of interest expense in accordance with SOP 90-7.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345.0 million of 7.0% CTIPS. The Company paid interest of approximately $6.0 million during the three months ended March 31, 1999. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer interest payments. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continues to accrue. The Company does not expect to make principal or interest payments on the CTIPS in the future. As of March 31, 2000, the amount of accrued and deferred interest and penalties were approximately $18.3 million. Due to the Company's filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the first quarter of 2000. See "Note 9 - Convertible Trust Issued Preferred Securities in the Company's Consolidated Financial Statements."

OTHER SPECIAL AND NON-RECURRING CHARGES

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5: "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5 which resulted in a cumulative effect of an accounting change pretax charge of $13.7 million.

OTHER LONG-LIVED ASSETS

Loss on Sale of Assets

     During the first quarter of 2000, a net non-cash charge of approximately $152.7 million was recorded to reduce the carrying amount of the Company's international operations, certain domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's Consolidated Balance Sheets. The charges are recorded in reorganization costs in the Company's Consolidated Statements of Losses. See "Note 2 - Petitions for Reorganization under Chapter 11, Note 7 - Assets Held for Sale and Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During the first quarter of 1999, the Company recognized an additional loss of approximately $17.1 million on certain of these non-core businesses based on revised estimates of selling value less selling costs. During the first quarter of 1999, the Company decided not to dispose of certain non-core businesses previously recorded as assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million was recognized in the first quarter of 1999. The Company completed the sale of its Canadian operations in the first quarter of 1999 resulting in additional loss on the sale of approximately $2.0 million which was recorded in the first quarter of 1999. The additional losses and loss reversal during the first quarter of 1999 are recorded in loss on sale of assets, net in the Company's Consolidated Statements of Losses. See "Note 7 - Assets Held for Sale in the Company's Consolidated Financial Statements."

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gain on Sale of Assets

     During the first quarter of 2000, the Company recorded a gain of approximately $9.0 million on the sale of assets which were held for sale as of December 31, 1999. See "Note 7 - Assets Held for Sale in the Company's Consolidated Financial Statements."

Restructuring Costs

     In the fourth quarter of 1998, the Company initiated a corporate restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations, and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of March 31, 2000 and December 31, 1999, the Company had paid approximately $2.5 million in termination benefits to 1,440 employees that had been terminated and $0.1 million in lease termination costs under the 1998 corporate restructuring plan. As of March 31, 2000 and December 31, 1999, the Company's 1998 corporate restructuring costs reserve balances relating to employee terminations and lease termination costs were approximately $1.2 million and $0.8 million, respectively. Approximately $0.6 million of the 1998 corporate restructuring costs reserve balance of approximately $2.0 million as of March 31, 2000 and December 31, 1999 is comprised of prepetition severance accruals that are classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets. As of March 31, 2000 and December 31, 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 corporate restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. During the first quarter of 1999, the Company paid approximately $4.4 million in employee termination benefits under the 1999 corporate restructuring plan. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

Loss on Termination of Interest Rate Swaps

     In April 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999. See "Note 4 - Long-Term Debt in the Company's Consolidated Financial Statements."

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

     The net loss for the three months ended March 31, 2000 was $165.7 million compared to a net loss of $113.1 million for the three months ended March 31, 1999. Before considering the restructuring costs, the loss on sale of assets, the loss on termination of the interest rate swaps, the gain on sale of assets, reorganization costs and the cumulative effect of change in accounting principle, the loss before income taxes was $17.9 million for the three months ended March 31, 2000 compared to a loss of $72.5 million for the three months ended March 31, 1999. In accordance with SOP 90-70, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's Consolidated Balance Sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the three months ended March 31, 2000 was approximately $41.1 million. The net loss in the first quarter of 2000 and 1999 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

     Income tax expense for the three months ended March 31, 2000 was approximately $0.1 million compared to approximately $0.9 million for the three months ended March 31, 1999. In the three months ended March 31, 1999, the Company increased its valuation allowance by approximately $33.5 million for deferred tax assets which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in the first quarter of 1999, the Company established a valuation allowance of $1.5 million for United Kingdom deferred tax assets, which may not be realizable.

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

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with up to $200.0 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory.

     On November 12, 1999, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of July 31, 2000, up to approximately $134.1 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $46.6 million and had issued approximately $26.1 million in letters of credit. In addition to the available funds under the DIP financing agreement, the Company had cash book balances at July 31, 2000 of approximately $12.6 million. In July 2000, the Company obtained waivers on several defaults under the DIP Financing Agreement, subject to certain conditions. If the Company is unable to comply with the covenants contained in the DIP Financing Agreement or is unable to obtain a waiver of any such future covenant violation, then the Company would lose its ability to borrow under the DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 3 - Debtor-in-Possession Financing in the Company's Consolidated Financial Statements."

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. The specific terms of the agreement in principle are reflected in a restructuring term sheet dated October 26, 1999, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated October 14, 1999 and filed October 26, 1999. Implementation of the agreement in principle is subject to appropriate documentation, including a Chapter 11 plan of reorganization, and approval by the Bankruptcy Court, among other things. If approved, the agreement in principle would provide Sun's bank lenders with cash, new senior long-term debt, new preferred stock and new common stock. Sun's senior subordinated bondholders would receive new common stock. The agreement in principle would also provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides no recoveries for the holders of Sun's outstanding convertible subordinated debt, CTIPS, or common stock. The Company and other parties to the agreement in principle have initiated discussions to amend the agreement in principle. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the agreement in principle. The Bankruptcy Court has extended the Company's exclusive periods in which to file a plan of reorganization to November 9, 2000 and to solicit acceptances of the plan to January 8, 2001.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts reported in the Company's Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future successful operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as liabilities subject to compromise as of March 31, 2000 and December 31, 1999 in the Company's Consolidated Balance Sheets. At March 31, 2000, the Company had a working capital deficit of $103.4 million and cash and cash equivalents of $27.7 million as compared to a working capital deficit of $17.3 million and cash and cash equivalents of $25.0 million at December 31, 1999.

     For the three months ended March 31, 2000, net cash used for operating activities was approximately $6.2 million compared to net cash used for operating activities for the three months ended March 31, 1999 of $14.8 million. The net cash used for operating activities for the three months ended March 31, 2000 is primarily the result of additional cash needed to fund an increase in accounts receivable and a decrease in accounts payable, offset in part by positive cash from operations after adjusting the net loss for noncash adjustments.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company incurred approximately $9.4 million in capital expenditures during the three months ended March 31, 2000. Expenditures related primarily to the construction of a corporate office building and routine capital expenditures. The Company had construction commitments as of March 31, 2000, under various contracts of approximately $6.8 million in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

     During the three months ended March 31, 2000, the Company recorded reorganization costs of $156.6 million. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's Consolidated Financial Statements."

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program for 2000 will not have a material adverse impact on the Company's financial condition and results of operations or that the Company will not be required to continue this program in future years. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the three months ended March 31, 2000 was approximately $8.6 million. Claims paid under the self-funded insurance program for general and professional liability for the three months ended March 31, 2000 were immaterial.

     The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for approximately 12.0% and 11.0% of the Company's total net revenues during the three months ended March 31, 2000 and 1999, respectively, and 9.0% of the Company's consolidated total assets as of March 31, 2000. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the Company's estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During the first quarter of 1999, the Company recognized an additional loss of approximately $17.1 million on certain of these non-core businesses based on revised estimates of selling value less selling costs. During the first quarter of 1999, the Company decided not to dispose of certain non-core businesses previously recorded as assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million was recognized in the first quarter of 1999. The Company completed the sale of its Canadian operations in the first quarter of 1999 resulting in additional loss on the sale of approximately $2.0 million which was recorded in the first quarter of 1999. The additional losses and loss reversal are recorded in loss on sale of assets, net in the Company's Consolidated Statements of Losses.

     During the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The Company recognized a loss of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. During the first quarter of 2000, Sun divested five pharmacies in the United Kingdom. The aggregate cash consideration received for these divestitures during the first quarter of 2000 was approximately $5.7 million. Subsequent to March 31, 2000, Sun divested 13 pharmacies in the United Kingdom. See "Note 7 - Assets Held for Sale and Note 16
- Subsequent Events in the Company's Consolidated Financial Statements." No purchase agreements have been entered into for the remaining international operations and the Company cannot predict when, or if, these operations will be sold.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During  the  first  quarter  of  2000,   the  Company  began  pursuing  the
disposition of certain non-core businesses including its SunCare respiratory therapy business. The Company recognized a loss of approximately $7.8 million in the first quarter of 2000 to reduce the carrying value of its respiratory therapy business to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. No purchase agreement has been entered into and the Company cannot predict when, or if, this business will be sold.

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. The Company recognized a loss of approximately $0.5 million in the first quarter of 2000 to reduce the carrying value of these two pharmacies to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's Consolidated Statements of Losses. No purchase agreements have been entered into for these pharmacies and the Company cannot predict when, or if, these will be sold.

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. These intended divestitures require Bankruptcy Court approval.

     As of August 31, 2000, the Company had identified 69 additional skilled nursing facilities, one rehabilitation facility and other non-core businesses for disposal. The Company recorded a loss of approximately $3.3 million in the first quarter of 2000 to reduce the carrying value of certain of these skilled nursing facilities to the Company's estimate of selling value less cost to sell. See "Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which includes a skilled nursing facility on its campus. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million which was received subsequent to March 31, 2000. In addition, the Company obtained a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in the first quarter transaction totaled approximately $49.8 million. The estimated aggregate net loss, which had been previously recorded for the entire transaction was approximately $71.2 million of which approximately $17.4 million and $53.8 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal is recorded in gain on sale of assets in the Company's Consolidated Statements of Losses. See "Note 7 - Assets Held for Sale in the Company's Consolidated Financial Statements."

     During the second quarter of 2000, the Company divested 21 skilled nursing facilities. See "Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

     During the second quarter of 2000, the Company completed the sale of the other four assisted living facilities which were part of the agreement entered into during the first quarter of 2000. In addition, the Company transferred its two remaining assisted living facilities from the other operations segment to the inpatient services segment. See "Note 16 - Subsequent Events in the Company's Consolidated Financial Statements."

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of March 31, 2000 and December 31, 1999, the Company's purchase liabilities reserve balance was approximately $12.4 million and $15.5 million, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In May, 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States as well as Canada. The Company completed the sale of certain of the U.S. rehabilitation clinics and a portion of the Canadian clinics during 1998. The remaining Canadian clinics were sold during March 1999. The Company recorded a loss of approximately $2.0 million in the first quarter of 1999 in addition to losses of approximately $11.4 million and $7.0 million during 1998 and 1997, respectively, to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value less costs to sell. The results of operations of these businesses is not material to the Company's consolidated results of operations.

     The common stock of the Company was suspended and then delisted from trading on the New York Stock Exchange (the "Exchange") on June 29, 1999 and August 20, 1999, respectively. The delisting was the result of the Company falling below the Exchange's minimum continued listing criteria relating to the Company's (i) net tangible assets available to common stock (less than $12.0 million) and (ii) average net income after taxes for the past three years (less than $0.6 million. The Company's common stock has subsequently traded on the Over-the-Counter Bulletin Board under the symbol "SHGE".

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

     In May 1999, a former employee of SunBridge filed a proposed class action complaint against SunBridge in the Western District of Washington (the
"SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of SunDance filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases. In June 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an enlargement of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780.0 million in the SunDance Action and $242.0 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. As a result of the Company's commencement of its Chapter 11 cases, these lawsuits are stayed with respect to the Company. Pursuant to an agreement among the parties, the Company will be dismissed without prejudice. Although the Company intends to vigorously defend itself and its officers in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement at December 31, 1999 and in each of the months for the period ended June 30, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with financial statements for the year ended December 31, 1999 and the quarters ended March 31 and June 30, 2000. The Company obtained a conditional waiver of these defaults on July 13, 2000 and which, as supplemented, currently extends through September 22, 2000. The DIP Lenders have agreed to waive the defaults subject to, among other things, the Company and the DIP Lenders entering into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant and the payment to the DIP Lenders of a $250,000 fee to enter into the amendment, both of which will require the approval of the Bankruptcy Court. See "Note 3 - Debtor-in-Possession Financing in the Company's Consolidated Financial Statements."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Settlement Agreement between Andrew Turner and the Company dated July 13, 2000.
     10.2 Expense Indemnification Agreement between Andrew Turner and the Company dated July 13, 2000.
     10.3 Incentive Bonus and Severance Agreement between Warren Schelling, Sun Healthcare (Europe) B.V. and Sun Healthcare Group U.K Limited dated July 31, 2000.
     27.1 Financial Data Schedule.

(b)  Reports on Form 8-K

     None

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SUN HEALTHCARE GROUP, INC.

Date: September 8, 2000                     By:     /s/ Robert D. Woltil*
                                                        ---------------------
                                                        Robert D. Woltil
                                                        Chief Financial Officer

* Signing on the behalf of the Registrant and as principal financial officer.