Form 10-Q
period 2000-06-30
SUN HEALTHCARE GROUP INC
filed 2000-11-01
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


     As of October 11, 2000, there were 65,230,853 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                      INDEX

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                          PART I. FINANCIAL INFORMATION

                                                                                                         Page Numbers
                                                                                                         ------------
Item 1.            Consolidated Financial Statements

                   Consolidated Balance Sheets
                   June 30, 2000 and December 31, 1999...............................................   3-4

                   Consolidated Statements of Losses
                   For the three and six months ended June 30, 2000 and 1999.........................   5-6

                   Consolidated Statements of Comprehensive Losses
                   For the three and six months ended June 30, 2000 and 1999.........................   7

                   Consolidated Statements of Cash Flows
                   For the six months ended June 30, 2000 and 1999...................................   8-9

                   Notes to the Consolidated Financial Statements....................................   10

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................   46


                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................   72

Item 3.            Defaults Upon Senior Securities...................................................   72

Item 6.            Exhibits and Reports on Form 8-K..................................................   72

Signatures...........................................................................................   73


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                     2000                 1999
                                                                                     ----                 ----

Current assets:
  Cash and cash equivalents...............................................    $      55,319         $     25,047
  Accounts receivable, net of allowance for doubtful accounts of $161,228
      at June 30, 2000 and $151,841 at December 31, 1999..................          207,608              254,464
  Other receivables, net..................................................              314               15,916
  Inventory, net..........................................................           33,304               42,983
  Prepaids and other assets...............................................           11,102               15,087
                                                                           -----------------     ----------------
      Total current assets................................................          307,647              353,497

Property and equipment, net...............................................          270,787              446,176
Goodwill, net.............................................................          398,112              475,567
Notes receivable, net of allowance of $4,000 at June 30, 2000
  and $6,556 at December 31, 1999.........................................           15,773               22,698
Assets held for sale......................................................          193,923               70,609
Other assets, net.........................................................           45,589               69,941
                                                                           -----------------     ----------------

      Total assets.......................................................     $   1,231,831         $  1,438,488
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              JUNE 30,         DECEMBER 31,
                                                                                                2000               1999
                                                                                                ----               ----
Current liabilities:
  Current portion of long-term debt..................................................        $    77,924         $   44,776
  Current portion of obligations under capital leases................................                315                433
  Accounts payable...................................................................             33,274             53,787
  Accrued compensation and benefits..................................................            103,913             84,117
  Accrued interest...................................................................              6,037              2,972
  Accrued self-insurance obligations.................................................             56,579             59,075
  Other accrued liabilities..........................................................            126,410            116,489
  Income tax payables................................................................             13,851              9,130
                                                                                        -----------------  -----------------
  Total current liabilities..........................................................            418,303            370,779
Long-term debt, net of current portion...............................................             73,727            100,765
Obligations under capital leases, net of current portion.............................             54,579             65,675
Other long-term liabilities..........................................................             33,210             36,794
Liabilities subject to compromise (see Note 2).......................................          1,546,537          1,558,518
                                                                                        -----------------  -----------------
  Total liabilities..................................................................          2,126,356          2,132,531
Commitments and contingencies........................................................
Minority interest....................................................................              6,222              5,979
                                                                                        -----------------  -----------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of
  the Company........................................................................            298,119            344,119
                                                                                        -----------------  -----------------
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued........                  -                  -
  Common stock of $.01 par value, authorized 155,000,000 shares, 64,811,038 and 63,937,302 shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively..................................................                648                639
  Additional paid-in capital.........................................................            823,184            777,164
  Accumulated deficit................................................................        (1,982,613)        (1,785,507)
  Accumulated other comprehensive loss ..............................................           (12,587)            (5,017)
                                                                                        -----------------  -----------------
                                                                                             (1,171,368)        (1,012,721)
Less:
      Unearned compensation..........................................................                  -            (3,966)
      Common stock held in treasury, at cost, 2,212,983 shares at June 30, 2000 and
          December 31, 1999..........................................................           (27,376)           (27,376)
      Grantor stock trust, at market, 1,915,935 shares at June 30,  2000 and
          December 31, 1999..........................................................              (122)               (78)
                                                                                        -----------------  -----------------
  Total stockholders' deficit .......................................................        (1,198,866)        (1,044,141)
                                                                                        -----------------  -----------------
  Total liabilities and stockholders' deficit........................................       $  1,231,831       $  1,438,488
                                                                                        =================  =================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                   2000                   1999
                                                                                   ----                   ----

Total net revenues........................................................        $    620,954           $    600,914
                                                                            -------------------     ------------------
Costs and expenses:
    Operating costs........................................................            565,007                608,061
    Corporate general and administrative...................................             38,203                 40,257
    Depreciation and amortization..........................................             10,831                 22,538
    Interest, net (contractual interest expense of $52,624 for the three
       months ended June 30, 2000) ........................................              9,078                 39,006
    Provision for losses on accounts receivable............................              7,670                 15,407
    Legal and regulatory costs.............................................              2,618                      -
    Impairment loss........................................................              1,849                399,963
    Loss on sale of assets, net............................................              1,623                 51,781
    Financial restructuring costs..........................................                  -                  6,046
                                                                            -------------------     ------------------
    Total costs and expenses before reorganization costs...................            636,879              1,183,059

Dividends on convertible preferred securities of subsidiary...............                   -                  6,452
                                                                            -------------------     ------------------
Losses before reorganization costs and income taxes.......................            (15,925)              (588,597)

Reorganization costs, net.................................................              15,462                      -
                                                                            -------------------     ------------------
Losses before income taxes................................................            (31,387)              (588,597)

Income taxes..............................................................                  58                      -
                                                                            -------------------     ------------------
Net losses................................................................       $    (31,445)          $   (588,597)
                                                                            ===================     ==================
Net losses per common and common equivalent share:
        Basic..............................................................      $      (0.54)          $     (10.06)
                                                                            ===================     ==================

        Diluted............................................................      $      (0.54)          $     (10.06)
                                                                            ===================     ==================
Weighted average number of common and common equivalent
    shares outstanding:
        Basic..............................................................             58,664                 58,499
                                                                            ===================     ==================

        Diluted............................................................             58,664                 58,499
                                                                            ===================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                   2000                   1999
                                                                                   ----                   ----
Total net revenues.......................................................       $    1,258,947         $    1,273,946
                                                                            -------------------     ------------------
Costs and expenses:
    Operating costs.......................................................           1,146,436              1,232,630
    Corporate general and administrative..................................              81,002                 82,274
    Depreciation and amortization.........................................              25,248                 43,985
    Interest, net (contractual interest expense of $103,665 for the six
       months ended June 30, 2000)........................................              17,302                 76,177
    Provision for losses on accounts receivable...........................              16,703                 29,225
    Corporate restructuring costs.........................................                   -                 11,427
    Legal and regulatory costs ...........................................               2,618                      -
    Impairment loss.......................................................               1,849                399,963
    Loss on sale of assets, net...........................................               1,623                 63,889
    Financial restructuring costs ........................................                   -                  6,046
    Loss on termination of interest rate swaps............................                   -                  2,488
    Gain on sale of assets................................................             (8,952)                      -
                                                                            -------------------     ------------------
        Total costs, expenses and gains before reorganization costs.......           1,283,829              1,948,104

Dividends on convertible preferred securities of subsidiary...............                   -                 12,968
                                                                            -------------------     ------------------
Losses before reorganization costs, income taxes and cumulative effect of
   change in accounting principle.........................................            (24,882)              (687,126)
Reorganization costs, net.................................................             172,108                      -
                                                                            -------------------     ------------------
Losses before income taxes and cumulative effect of change in
     accounting principle.................................................           (196,990)              (687,126)
Income taxes..............................................................                 116                    892
                                                                            -------------------     ------------------

Losses before cumulative effect of change in accounting principle.........           (197,106)              (688,018)
Cumulative effect of change in accounting principle.......................                   -                 13,727
                                                                            -------------------     ------------------
Net losses ...............................................................      $    (197,106)         $    (701,745)
                                                                            ===================     ==================
Losses per common and common equivalent share before
    cumulative effect of change in accounting principle:
        Basic.............................................................      $       (3.34)         $      (11.81)
                                                                            ===================     ==================

        Diluted...........................................................      $       (3.34)         $      (11.81)
                                                                            ===================     ==================

Net losses per common and common equivalent share:
        Basic.............................................................      $       (3.34)         $      (12.05)
                                                                            ===================     ==================

        Diluted...........................................................      $       (3.34)         $      (12.05)
                                                                            ===================     ==================

Weighted average number of common and common equivalent
    shares outstanding:
        Basic.............................................................              59,091                 58,252
                                                                            ===================     ==================

        Diluted...........................................................              59,091                 58,252
                                                                            ===================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                 2000                     1999
                                                                                 ----                     ----
Net losses.............................................................        $     (31,445)           $   (588,597)

Foreign currency translation adjustments, net of tax...................               (3,026)                 (1,746)
                                                                          --------------------      ------------------

Comprehensive losses...................................................        $     (34,471)           $   (590,343)
                                                                          ====================      ==================


                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 2000                     1999
                                                                                 ----                     ----
Net losses.............................................................        $    (197,106)           $   (701,745)

Foreign currency translation adjustments, net of tax...................               (7,570)                 (7,650)
                                                                          --------------------      ------------------

Comprehensive losses...................................................        $    (204,676)           $   (709,395)
                                                                          ====================      ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------------------
                                                                                       2000                       1999
                                                                              --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net losses............................................................     $      (197,106)            $     (701,745)
                                                                              --------------------       --------------------
      Adjustments to reconcile net losses to net cash provided by
          (used for) operating activities:
           Reorganization costs, net.........................................             172,108                          -
           Depreciation and amortization.....................................              25,248                     43,985
           Provision for losses on accounts and other receivables............              18,086                     29,225
           Impairment loss...................................................               1,849                    399,963
           Loss on sale of assets, net.......................................               1,623                     63,889
           Gain on sale of assets............................................             (8,952)                          -
           Cumulative effect of change in accounting principle...............                   -                     13,727
           Other, net........................................................             (2,898)                      2,703
      Changes in operating assets and liabilities:
           Accounts receivable...............................................               (575)                    117,753
           Other current assets..............................................              25,875                     28,165
           Income taxes payable..............................................               4,789                     26,769
           Other current liabilities.........................................            (25,622)                   (33,788)
                                                                              --------------------       --------------------
      Net cash provided by (used for) operating activities before                          14,425                    (9,354)
      reorganization costs..................................................
      Net cash paid for reorganization costs................................              (6,053)                          -
                                                                              --------------------       --------------------
      Net cash provided by (used for) operating activities..................                8,372                    (9,354)
                                                                              --------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net.............................................             (25,381)                   (68,680)
      Acquisitions, net of cash acquired....................................                (974)                    (2,134)
      Proceeds from sale of assets held for sale............................               13,570                          -
      Decrease in long-term notes receivable................................                1,839                      2,746
      Increase in other assets..............................................              (4,355)                          -
      Other assets expenditures.............................................                    -                    (2,181)
                                                                              --------------------       --------------------
         Net cash used for investing activities.............................             (15,301)                   (70,249)
                                                                              --------------------       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under Revolving Credit Agreement (postpetition) .......               41,966
      Long-term debt borrowings.............................................                7,758                    123,319
      Long-term debt repayments.............................................              (9,872)                   (38,377)
      Principal payments on prepetition debt authorized by Bankruptcy Court.              (1,930)                          -
      Conversion of Mediplex 6.5% Convertible Subordinated
         Debentures due 2003................................................                    -                    (6,649)
      Net proceeds from issuance of common stock............................                    -                        809
      Purchases of treasury stock...........................................                    -                      (410)
      Other financing activities............................................                 (15)                    (1,052)
                                                                              --------------------       --------------------
         Net cash provided by financing activities..........................               37,907                     77,640
                                                                              --------------------       --------------------

Effect of exchange rate on cash and cash equivalents.......................                 (706)                      1,513
                                                                              --------------------       --------------------

Net increase (decrease) in cash and cash equivalents.......................                30,272                      (450)

Cash and cash equivalents at beginning of year.............................                25,047                     27,504
                                                                              --------------------       --------------------

Cash and cash equivalents at end of period.................................        $       55,319             $       27,054
                                                                              ====================       ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                            (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   --------------------------------------------
                                                                         2000                      1999
                                                                   -----------------         ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid (received) during period for:
             Interest, net of $27 and $1,254 capitalized during
                  the six months ended June 30, 2000 and 1999,
                  respectively....................................     $     16,915               $    114,803
                                                                   =================         ==================

             Income taxes.........................................     $    (2,725)               $   (30,085)
                                                                   =================         ==================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

       The Company's acquisitions during the six months ended
             June 30, 2000 and 1999 involved the following:

             Fair value of assets acquired........................     $        974               $     3,184
             Liabilities assumed..................................                -                   (1,050)
                                                                   -----------------         ------------------

             Cash payments made, net of cash received from
                  others..........................................     $        974               $     2,134
                                                                   =================         ==================

       Note issued in exchange for property.......................     $     28,501               $         -
                                                                   =================         ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


(1)  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter referred to individually as "Sun" or collectively as the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical and medical supply services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical and medical supply services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom and Germany. During the second quarter, the Company also had operations in Spain and Australia. See Note 15 - Subsequent Events.

     In the opinion of management of Sun, the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 2000 and December 31, 1999, the consolidated results of its operations for the three and six month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these
statements  should  refer  to  the  Company's  audited  consolidated   financial
statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

(2)  PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

     On October 14, 1999 (the "Filing Date"), Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is currently seeking Bankruptcy Court approval of an extension of the Company's exclusive periods in which to file a plan of reorganization from November 9, 2000 to January 8, 2001 and to solicit acceptances of the plan from January 8, 2001 to March 9, 2001.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. Commencing on October 1, 2000, the parties to the agreement in principle have the right to withdraw from such agreement. The Company is not currently aware of any withdrawals from the agreement. The agreement in principle would provide the Company's bank lenders with cash, new senior long-term debt, new preferred stock, and new common stock. The Company's senior subordinated bondholders would receive new common stock. The agreement in principle also would provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstated a significant portion of Sun's secured debt. The agreement in principle provides that holders of the Company's outstanding convertible subordinated debt, convertible trust issued preferred securities ("CTIPS") and common stock would not receive any recovery in the plan of reorganization. No assurance can be given that the parties will not withdraw from the agreement in principle and that, if so, the Company would be able to enter into a new agreement in principle. Further, no assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the old, or a new, agreement in principle.

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the June 30, 2000 and December 31, 1999 balance sheets as "liabilities subject to compromise." Additional Chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

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

     The principal categories and the balances of Chapter 11 claims reclassified in the consolidated balance sheets and included in "liabilities subject to compromise" at June 30, 2000 and December 31, 1999 are identified below. These amounts may be subject to future adjustments depending upon Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                                               June 30, 2000          December 31, 1999
                                                                           ----------------------    ---------------------
                                                                                           (in thousands)
                                                                           -----------------------------------------------
Revolving Credit Facility.............................................              $    415,331             $    411,137
Credit Facility Term Loans............................................                   375,115                  375,115
Senior Subordinated Notes due 2008....................................                   150,000                  150,000
Senior Subordinated Notes due 2007....................................                   250,000                  250,000
Interest payable......................................................                   103,098                  102,467
Convertible Subordinated Debentures due 2004..........................                    83,300                   83,300
Prepetition trade and other miscellaneous claims......................                    71,102                   79,948
Mortgage notes payable due at various dates through 2005..............                    50,601                   51,593
Other long-term debt..................................................                    16,675                   17,310
Capital leases........................................................                    12,837                   19,170
Industrial Revenue Bonds..............................................                    10,935                   10,935
Senior Subordinated Notes due 2002....................................                     6,161                    6,161
Convertible Subordinated Debentures due 2003..........................                     1,382                    1,382
                                                                           ----------------------    ---------------------
     Total liabilities subject to compromise..........................              $  1,546,537              $ 1,558,518
                                                                           ======================    =====================

     Since December 31, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "liabilities subject to compromise" at June 30, 2000 and December 31, 1999 due to the uncertainty surrounding the ultimate amount and settlement terms for such liabilities in the Company's Chapter 11 proceedings.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company and its filing subsidiaries as of the Filing Date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities are subject to a plan of reorganization. The plan, when filed, will be subject to a vote by the Company's impaired creditors and stockholders and confirmation by the Bankruptcy Court, and accordingly, the final terms of the plan are not presently determinable.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

REORGANIZATION COSTS

     Reorganization costs under Chapter 11 are items of expense or income that are incurred or realized by the Company because it is in reorganization. These include, but are not limited to, professional fees and similar types of expenditures incurred directly relating to the Chapter 11 proceedings, loss accruals or realized gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Company because it is not paying its prepetition liabilities.

     The components of reorganization costs, net are as follows for the periods indicated (in thousands):

                                                                   For the Three Months            For the Six Months
                                                                    Ended June 30, 2000            Ended June 30, 2000
                                                                 --------------------------     --------------------------

REORGANIZATION COSTS:
Professional fees............................................              $         9,782               $         14,363
Loss on sale of assets.......................................                        7,201                        159,870
Miscellaneous................................................                           88                             88
Less:
  Gain on sale of assets.....................................                        (954)                          (954)
  Interest earned on accumulated cash........................                        (655)                        (1,259)
                                                                 --------------------------     --------------------------
     Total...................................................              $        15,462               $        172,108
                                                                 ==========================     ==========================

(3)  DEBTOR-IN-POSSESSION FINANCING

     On October 14, 1999, Sun entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (collectively, the "DIP Lenders") to provide the Company with up to $200.0 million in debtor-in-possession financing. The Bankruptcy Court granted final approval of the Revolving Credit Agreement on November 12, 1999. The Revolving Credit Agreement was amended as of September 21, 2000 and the Bankruptcy Court approved the amendment on October 26, 2000. The Revolving Credit Agreement, as amended (the "DIP Financing Agreement"), provides for maximum borrowing by the Company equal to the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of $10.0 million or 50.0% of the aggregate value of eligible inventory. The DIP Financing Agreement matures on October 14, 2001. Fees and expenses of $4.25 million were paid under this agreement in 1999 and are being amortized over one year. In connection with the amendment, the Company paid to the DIP Lenders a $250,000 fee.

     Interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 0.25% or the London International Borrowing Offer Rate ("LIBOR") plus 2.75% and is payable in arrears on each Interest
Payment Date. The ABR was approximately 9.5% and 8.6% at June 30, 2000 and December 31, 1999, respectively. The one-month LIBOR was approximately 6.6%, and 5.8% at June 30, 2000 and December 31, 1999, respectively. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 2.0% and is payable daily.

     The  obligations  of Sun under the DIP Financing  Agreement are jointly and severally guaranteed by each of Sun's subsidiaries in the United States that filed for protection under Chapter 11 (the "Debtors") pursuant to the agreement. Under the terms of the agreement, the obligations of the DIP Lenders under the agreement (the "DIP Obligations") constitute allowed super-priority administrative expense claims pursuant to Section 364(c) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Debtors). The DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral in which such creditors had valid non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders, which are available from the Bankruptcy Court, for a more complete description of the terms.

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

     As of June 30, 2000 and December 31, 1999, approximately $133.2 million and $140.5 million, respectively, was available under the DIP Financing Agreement of which amount the Company had borrowed approximately $54.1 million and $12.1 million as of June 30, 2000 and December 31, 1999, respectively. In addition, letters of credit of approximately $21.1 million and $7.9 million were outstanding under the facility as of June 30, 2000 and December 31, 1999, respectively. Peak borrowings under the DIP Financing Agreement during 1999 were approximately $56.7 million with an effective interest rate during the year of approximately 8.8%. Peak borrowings under the DIP Financing Agreement for the six months ended June 30, 2000 were approximately $62.2 million with an effective interest rate during the six months ended June 30, 2000 of approximately 9.5%.

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

$3,000,000                 For the period October 14, 1999 to December 31, 1999
$6,000,000                 During fiscal 2000 and for each fiscal year until
                             maturity

Capital Expenditures on Domestic Healthcare Facilities:

$12,900,000                For the period October 14, 1999 to December 31, 1999
$49,300,000                During fiscal 2000 and for each fiscal year until
                             maturity

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Minimum cumulative EBITDA at Month End for preceding continuous six month period:

         August 2000                                $26,000,000
         September 2000                             $26,000,000
         October 2000                               $26,000,000
         November 2000                              $26,000,000
         December 2000                              $26,000,000
         January 2001                               $28,700,000
         February 2001                              $31,300,000
         March 2001                                 $34,000,000
         April 2001                                 $36,700,000
         May 2001                                   $39,300,000
         June 2001                                  $42,000,000

     It would be an event of default if cumulative EBITDA for any continuous six-month period beginning with or after July 2001 is less than $42,000,000.

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement at December 31, 1999 and in each of the months for the quarters ended June 30, 2000 and September 30, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with financial statements for the year ended December 31, 1999 and the quarters ended March 31 and June 30, 2000. In September 2000, the DIP Lenders waived the defaults and the Company and the DIP Lenders entered into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant.

(4)  LONG-TERM DEBT

     As a result of the Chapter 11 filings, substantially all short and long-term debt at the Filing Date was classified as "liabilities subject to compromise" in the Company's consolidated balance sheets in accordance with SOP 90-7. No principal has been paid or interest accrued on prepetition obligations since the Filing Date, except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note. Under the Bankruptcy Code, actions against the Company to collect prepetition indebtedness are subject to an automatic stay provision.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Long-term debt consisted of the following (in thousands):
                                                                                             June 30,             December 31,
                                                                                             --------             ------------
                                                                                               2000                   1999
                                                                                               ----                   ----
DIP Financing Agreement..........................................................         $   54,092              $   12,126
Senior Credit Facility:
   Revolving Credit Facility.....................................................            415,331   (1)           411,137  (1)
   Credit Facility Term Loans ...................................................            375,115   (1)           375,115  (1)
9.4% Senior Subordinated Notes due 2008..........................................            150,000   (1)           150,000  (1)
9.5% Senior Subordinated Notes due 2007..........................................            250,000   (1)           250,000  (1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum.........             83,300   (1)            83,300  (1)
Convertible Subordinated Debentures due 2003, interest at 6.5% per annum.........              1,382   (1)             1,382  (1)
Senior Subordinated Notes due 2002, interest at 11.8% per annum..................              6,161   (1)             6,161  (1)
Mortgage notes payable due at various dates through 2014, interest at rates from
  8.0% to 11.4%, collateralized by various facilities............................             58,156   (2)            63,578  (2)
Mortgage notes payable in Spanish pesetas due at various dates through 2017, interest at rates from 5.0% to 14.0%, collateralized by various facilities in
  Spain..........................................................................             12,748                  13,977
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.50% per annum, collateralized by various facilities in the United
  Kingdom........................................................................             32,737                   4,795
Mortgage notes payable in German marks due at various dates through 2003, interest
  at rates from 6.3% to 6.8%, collateralized by various facilities in Germany....              7,978                   6,899
Mortgage notes payable in Australian dollars due at various dates through 2001,
  interest from 7.6 % to 8.0%, collateralized by various facilities in Australia.             13,027                  13,841
Revolving lines of credit with a bank due at various dates through 2000, payable in pounds sterling, interest rates of 6.4% and variable rates from 1.0% to 3.0% over
  the Finance House Base Rate, collateralized by the assets of various facilities                  -                   4,901
Industrial Revenue Bonds.........................................................             16,510   (3)            63,660  (3)
Other long-term debt.............................................................             34,615   (4)            41,604  (4)
                                                                                    ----------------        ----------------
Total long-term debt.............................................................          1,511,152               1,502,476
Less long-term debt subject to compromise........................................        (1,359,501)             (1,356,935)
Less amounts due within one year.................................................           (77,924)                (44,776)
                                                                                    ----------------        ----------------
Long-term debt, net of current portion...........................................         $   73,727                $100,765
                                                                                    ================        ================

     Long-term debt at June 30, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds, other debt and the Company's foreign debt obligations.

     Long-term debt at December 31, 1999 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $55.3 million was assumed subsequent to December 31, 1999 by the purchaser in a Bankruptcy Court approved sales transaction and the Company's foreign debt obligations.

(1)  Classified   as   liabilities   subject  to  compromise  in  the  Company's
     consolidated balance sheets.

(2) Approximately $50,602 and $47,703 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2000 and December 31, 1999, respectively.

(3) Approximately $10,935 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2000 and December 31, 1999.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(4) Approximately $16,675 and $21,200 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2000 and December 31, 1999, respectively.

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of June 30, 2000 are as follows (in thousands):

                                                                           June 30, 2000
                                                                           -------------
2000................................................................          $    77,924
2001................................................................               16,202
2002................................................................               28,405
2003................................................................                2,327
2004................................................................               12,542
Thereafter..........................................................               14,251
                                                                        -----------------
                                                                              $   151,651
                                                                        =================

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

     The Company has letters of credit outstanding under its prepetition credit facilities and its DIP Financing Agreement. As of June 30, 2000, letters of credit outstanding totaled approximately $41.1 million of which approximately $20.0 million and $21.1 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of December 31, 1999, letters of credit outstanding totaled approximately $46.2 million of which approximately $38.3 million and $7.9 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively.

(5)  CORPORATE RESTRUCTURING COSTS

     In the fourth quarter of 1998, the Company initiated a corporate restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations, and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of June 30, 2000 and December 31, 1999, the Company had paid approximately $2.5 million in termination benefits to 1,440 employees that had been terminated under the 1998 corporate restructuring plan. As of June 30, 2000 and December 31, 1999, the Company had paid approximately $0.3 million and $0.1 million, respectively, in lease termination costs under the 1998 corporate restructuring plan. As of June 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring costs reserve balance relating to employee terminations was approximately $1.2 million. As of June 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring reserve balance relating to lease termination costs was approximately $0.6 million and $0.8 million, respectively. Approximately $0.6 million of the aggregate 1998 corporate restructuring costs reserve balance of approximately $1.8 million as of June 30, 2000 and approximately $2.0 million as of December 31, 1999 is comprised of prepetition severance accruals that are classified as liabilities subject to compromise in the Company's consolidated balance sheets. As of June 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring plan was substantially complete.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 corporate restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and approximately $0.9 million related to asset disposals or write-offs. During the six months ended June 30, 1999, the Company paid approximately $4.4 million in employee termination benefits under the 1999 corporate restructuring plan. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

(6)  IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

(A)  IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover long-lived asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

     The Balanced Budget Act of 1997 established, among other things, a new Medicare PPS for skilled nursing facilities. PPS became effective for the Company's skilled nursing facilities acquired from RCA on July 1, 1998, and for the Company's remaining facilities on January 1, 1999. The Company's revenues from its Inpatient Services segment, Rehabilitation and Respiratory Therapy Services segment and Pharmaceutical and Medical Supply Services segment were significantly and adversely impacted by the amount of the federally established reimbursement rates. In the first quarter of 1999, the Company became aware that these reductions were expected to have a material adverse impact on net revenues in 1999 and the decline was other than temporary. This served as an indication to the Company that the carrying values of the long-lived assets of its Inpatient Services segment, Rehabilitation and Respiratory Therapy Services segment and its Pharmaceutical and Medical Supply Services segment were impaired.

     During the second quarter of 1999, the Company revised its projections of future cash flows for its various business units as current operating results were worse than planned. The significant write-down of goodwill and other long-lived assets resulted from the continued adverse impact of PPS on the level of Medicare reimbursement and occupancy and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services. Additionally, certain of the United Kingdom facilities had not achieved profitability targets established upon their acquisition.

     The following is a summary of the impairment loss by segment for the six months ended June 30, 2000 and June 30, 1999 (in thousands):


                                                              Property
                                                                and
June 30, 2000:                              Goodwill         Equipment          Total
                                            --------         ---------          -----
Other Operations.......................       $    1,000        $     849        $   1,849
                                         ===============  ===============  ===============


                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                              Property
                                                                and             Other
June 30, 1999:                               Goodwill         Equipment         Assets           Total
                                             --------         ---------         ------           -----
Inpatient Services.....................       $ 188,486       $   84,156       $  16,519      $  289,161
Rehabilitation and Respiratory Therapy
  Services.............................          32,190            7,257              11          39,458
Pharmaceuticals and Medical Supply
  Services.............................          23,921            2,346               -          26,267
International Operations...............          16,707           17,641               -          34,348
Other Operations.......................           6,950            1,839           1,940          10,729
                                         ----------------  ---------------  --------------  --------------
                                              $  268,254       $ 113,239       $  18,470      $  399,963
                                         ================  ===============  ==============  ==============

(B)  ASSETS HELD FOR SALE

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During the six months ended June 30, 1999, the Company recorded losses on assets held for sale of approximately $70.9 million. The losses include (i) charges of approximately $52.0 million to further reduce the carrying amount of assisted living facilities and other inpatient facilities classified as assets held for sale based on revised estimates of selling value less selling costs,
(ii) approximately $16.9 million related to the sale of 11 long-term care facilities in the United Kingdom, which the Company leased back under 12 year leases and (iii) approximately $2.0 million of additional losses related to completing the sale of its Canadian operations during the first quarter of 1999. The losses are recorded in loss on sale of assets, net in the Company's consolidated statements of losses.

     During the first quarter of 1999, the Company decided not to dispose of certain non-core businesses previously classified as assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million was recorded during the first quarter of 1999. The loss reversals are recorded in loss on sale of assets, net in the Company's consolidated statements of losses.

     During the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, of which one campus includes a skilled nursing facility. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million which was received subsequent to June 30, 2000. In addition, the Company received a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in this first quarter transaction totaled approximately $49.8 million. The Company previously recorded the anticipated loss on the aggregate sale of the 16 facilities by recording a loss on assets held for sale of approximately $17.4 million and $53.8 million during 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal of the loss is recorded in gain on sale of assets in the Company's consolidated statements of losses.

     During the second quarter of 2000, the final part of the transaction involving the other four assisted living facilities was completed. The cash consideration received subsequent to June 30, 2000 from this second quarter transaction was approximately $0.2 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in this second quarter transaction totaled approximately $15.8 million. The Company recorded an additional loss of approximately $0.2 million during the second quarter of 2000 on this sales transaction. During the second quarter of 2000, the Company transferred its two remaining assisted living facilities from its Other Operations segment to its Inpatient Services segment.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     During the first quarter of 2000, the Company divested five pharmacies in the United Kingdom. The cash consideration received during the first quarter was approximately $5.7 million. The cash consideration received during the second quarter of 2000 for the sale of the five pharmacies was approximately $1.2 million. During the second quarter of 2000, the Company divested 13 pharmacies in the United Kingdom. The cash consideration received during the second quarter of 2000 for the sale of the 13 pharmacies was approximately $6.7 million. The cash consideration received subsequent to June 30, 2000 for the sale of the 13 pharmacies was approximately $0.8 million.

     During the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The Company recorded a loss of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to the Company's estimate of selling value less selling costs. During the second quarter of 2000, the Company recorded an additional loss of approximately $1.7 million to reduce the carrying value of its international operations to its revised estimate of selling value less selling costs. The first and second quarter charges were recorded in reorganization costs, net in the Company's consolidated statements of losses. See Note 2 - Petitions for Reorganization under Chapter 11.

     The Company's operations in Australia were placed in receivorship by its secured creditors in September, 2000. The Company divested its operations in Spain in October 2000. See Note 15 - Subsequent Events.

     During the first quarter of 2000, the Company began pursuing the disposition of certain non-core businesses, including its SunCare respiratory therapy business. The Company recorded a loss of approximately $7.8 million in the first quarter of 2000 to reduce the carrying value of its SunCare respiratory therapy business to the Company's estimate of selling value less selling costs. The charges were recorded in reorganization costs, net in the Company's consolidated statements of losses. No purchase agreements have been entered into for this business and the Company cannot predict when, or if, this business will be sold. See Note 2 - Petitions for Reorganization under Chapter 11.

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. The Company recorded a loss of approximately $0.5 million in the first quarter of 2000 to reduce the carrying value of these two pharmacies to the Company's estimate of selling value less selling costs. The charge was recorded in reorganization costs, net in the Company's consolidated statements of losses. No purchase agreements have been entered into for these pharmacies and the Company cannot predict when, or if, these pharmacies will be sold. The results of operations of these two pharmacies are immaterial. See Note 2 - Petitions for Reorganization under Chapter 11.

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. All divestitures require Bankruptcy Court approval. See Note 15 - Subsequent Events.

     During the six months ended June 30, 2000, the Company divested 20 skilled nursing facilities and one assisted living facility. The net revenues and net operating losses for the six months ended June 30, 2000 for these 21 facilities were approximately $16.1 million and $1.4 million, respectively. The aggregate net loss on disposal during the six months ended June 30, 2000 for these divestitures was approximately $5.3 million, of which approximately $5.5 million of losses and $0.2 million of gains are included in reorganization costs, net in the Company's consolidated statements of losses. The Company also recorded losses during the year ended December 31, 1999 to reduce the carrying value of certain of these facilities to the Company's estimates of selling value less selling costs. See Note 2 - Petitions for Reorganization under Chapter 11.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The Company executed an agreement to sell its therapy equipment manufacturing operations in the second quarter of 2000 and the transaction was completed in the third quarter of 2000. Under the agreement the Company transferred most assets of the business, including equipment and accounts receivable, to the purchaser. However, the Company retained some assets for its use in providing therapy services. The Company received no cash consideration from this sale. Instead, consideration for the sale was the settlement of certain prepetition claims the purchaser held against the Company.

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of June 30, 2000 and the losses or gains on the sale of assets and the losses on assets held for sale for the six months ended June 30, 2000. The losses are recorded in loss on sale of assets, net, and reorganization costs, net and the gains are recorded in gain on sale of assets and reorganization costs, net in the Company's consolidated statements of losses. See Note 2 - Petitions for Reorganization under Chapter 11.


                                                                     Carrying
                                                                      Amount                Losses                Gains
                                                                      ------                ------                -----
International operations..................................        $    191,688          $    142,748            $       -
Assisted living facilities................................                 418                   197              (1,532)
Inpatient facilities......................................                   -                10,280              (8,196)
Other non-core businesses.................................               1,817                 8,268                (178)
                                                           -------------------     -----------------     ----------------
                                                                  $    193,923          $    161,493            $ (9,906)
                                                           ===================     =================     ================

(7)  COMMITMENTS

(A)  CONSTRUCTION COMMITMENTS

     The Company had construction commitments of approximately $4.1 million as of June 30, 2000, under various contracts in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

(B)  LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See Note 10 - Other Events.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(8)  CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% CTIPS with a liquidation amount of $25.00 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principle are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS will continue to accrue. As of June 30, 2000, accrued and deferred interest and penalties were approximately $18.3 million. Due to the Company's filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the six months ended June 30, 2000. The original agreement in principle discussed in Note 2 - Petitions for Reorganization under Chapter 11, provided that holders of the CTIPS would not receive any recovery under the original plan of reorganization. During the second quarter of 2000, approximately $24.9 million of CTIPS were converted into approximately 1.2 million shares of common stock with a par value of approximately $12,000 resulting in an increase in additional paid-in capital of approximately $24.8 million.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(9)  NET LOSSES PER SHARE

     Basic net losses per share is based upon the weighted average number of common shares outstanding during the period.

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, including the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the debentures, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three and six month periods ended June 30, 2000 and 1999, the Company's stock options and convertible debentures were anti-dilutive.

     Losses per share is calculated as follows for the three and six months ended June 30, (in thousands except per share data):

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                                  June 30,                          June 30,
                                                                  --------                          --------
                                                            2000             1999              2000              1999
                                                            ----             ----              ----              ----
BASIC:
Net losses before cumulative effect of change
        in accounting principle......................    $  (31,445)     $ (588,597)       $  (197,106)      $  (688,018)

Losses per share.....................................    $    (0.54)     $   (10.06)       $     (3.34)      $    (11.81)
                                                        ============    ============      =============     =============

Net losses...........................................    $  (31,445)     $ (588,597)       $  (197,106)      $  (701,745)

Losses per share.....................................    $    (0.54)     $   (10.06)       $     (3.34)      $    (12.05)
                                                        ============    ============      =============     =============

Weighted average shares outstanding..................         58,664          58,499             59,091            58,252

DILUTED:
Net losses before cumulative effect of change
        in accounting principle......................    $  (31,445)       $ (588,597)      $  (197,106)      $  (688,018)

Losses per share before cumulative effect of change
        in accounting principle......................    $    (0.54)       $   (10.06)      $     (3.34)      $    (11.81)
                                                       =============    ==============    ==============   ===============

Net losses...........................................    $  (31,445)       $ (588,597)      $  (197,106)      $  (701,745)

Losses per share.....................................    $    (0.54)       $   (10.06)      $     (3.34)      $    (12.05)
                                                       =============    ==============    ==============   ===============

Weighted average shares outstanding..................         58,664            58,499            59,091            58,252

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(10) OTHER EVENTS

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of QUI TAM lawsuits that remain under seal and which are not described above. The DOJ has advised the Company of the nature of several of the allegations under investigation regarding the Company's subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for (i) certain management fees related to the provision of therapy services, (ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

     The DOJ and the Company are having ongoing discussions regarding a possible global settlement of these investigations. The Company believes that any such settlement would include a monetary payment to the government and a requirement that the Company enter into a corporate integrity agreement with the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, the Company is unable to determine at this time when the investigations will be concluded, how large a monetary payment, if any, the parties would agree on, the nature of any other remedies that may be sought by the government, whether or when a settlement will in fact occur or whether any such settlement or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations. In the fourth quarter of 1999, the Company recorded a charge of approximately $3.0 million to cover the estimated costs of professional advisory services related to this matter.

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

(11) SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Debentures and the 11.8% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                                      June 30,     December 31,
                                                                                        2000          1999
                                                                                        ----          ----
Current assets...............................................................      $   77,861      $  78,726
Noncurrent assets............................................................         142,973        145,922
Current liabilities..........................................................          10,546          8,765
Noncurrent liabilities.......................................................          52,082         53,130
Due to parent................................................................         322,629        291,150


                                                                    Three Months Ended                 Six Months Ended
                                                                    ------------------                 ----------------
                                                                         June 30,                          June 30,
                                                                         --------                          --------
                                                                  2000             1999             2000             1999
                                                                  ----             ----             ----             ----

Net revenues.................................................    $ 110,367        $ 112,588        $ 220,676     $    224,023
Costs and expenses...........................................    (103,399)        (106,127)        (208,619)        (215,255)
Cumulative effect of change in accounting principle..........            -                -                -          (2,520)
                                                              ------------    -------------     ------------    -------------

Earnings before intercompany charges and income taxes........        6,968            6,461           12,057            6,248

Intercompany charges (1) ....................................     (24,375)         (23,434)          (48,086)        (42,201)
                                                              ------------    -------------     ------------    -------------

Losses before income taxes...................................     (17,407)         (16,973)         (36,029)         (35,953)
Income tax expense...........................................            -                -                -            (363)
                                                              ------------    -------------     ------------    -------------

Net losses...................................................     (17,407)         (16,973)         (36,029)         (36,316)
                                                              ============    =============     ============    =============

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $2.9 million and $3.8 million for the three months ended June 30, 2000 and 1999, respectively and $6.6 million and $7.5 million for the six months ended June 30, 2000 and 1999, respectively. Royalty fees charged to Mediplex for the three and six months ended June 30, 1999 for the use of Sun trademarks were $1.8 million and $3.6 million, respectively. Sun discontinued charging Mediplex for royalty fees as of December 31, 1999. Intercompany interest charged to Mediplex for the three months ended June 30, 2000 and 1999 for advances from Sun was $21.4 million and $17.8 million, respectively and $41.4 million and $31.1 million for the six months ended June 30, 2000 and 1999, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12) SEGMENT INFORMATION

     See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 (in thousands)

                                        Rehabilitation  Pharmaceutical
                                       and Respiratory   and Medical
                            Inpatient     Therapy          Supply     International   Other               Intersegment
                            Services      Services        Services      Operations  Operations Corporate  Eliminations  Consolidated
                            --------      --------        --------      ----------  ---------- ---------  ------------  ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000
Total Net Revenues.......   $ 433,760   $  53,198        $  75,442     $ 70,445   $  43,134   $     370    $ (55,395)   $   620,954
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.     417,293      43,778           71,181       69,813      44,033      20,177      (55,395)       610,880
Depreciation and
  amortization...........       5,240         865            1,671            -         894       2,161             -        10,831
Interest, net............       2,682          56               16        3,184          24       3,116             -         9,078
                            ----------  ----------     ------------  -----------  ----------  ----------    ----------  ------------
Earnings (losses) before
  corporate allocations..       8,545       8,499            2,574      (2,552)     (1,817)    (25,084)             -       (9,835)
Corporate interest
  allocation.............       5,937       2,713            2,691        3,903       1,645    (16,889)             -             -
Corporate management fees      10,738       1,329            1,870          691       1,047    (15,675)             -             -
                            ----------  ----------     ------------  -----------  ----------  ----------    ----------  ------------
Net segment earnings
  (losses)...............   $ (8,130)   $   4,457        $  (1,987)    $(7,146)    $(4,509)   $   7,480             -   $   (9,835)
                            ==========  ==========     ============  ===========  ==========  ==========    =========== ============
Intersegment revenues....   $     150   $  29,555        $   23,042    $      -    $  2,648   $      -     $ (55,395)   $         -
Identifiable segment assets $ 348,294   $  55,900        $  107,693    $137,421    $ 85,471   $1,171,458   $(674,406)   $ 1,231,831
Segment capital
   expenditures, net......  $   7,993   $      23        $       92    $  2,505    $     65   $    5,343   $        -   $    16,021

FOR THE THREE MONTHS ENDED JUNE 30, 1999
Total Net Revenues.......   $ 392,893   $  58,240        $   72,791    $ 73,551    $ 58,035   $  (1,002)   $ (53,594)   $   600,914
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.     430,679      58,908            68,237      70,883      60,462       28,150     (53,594)       663,725
Depreciation and
  amortization...........       9,062       2,242             2,121       3,715       2,611        2,787            -        22,538
Interest, net............       2,253          71                21       3,633       1,959       31,069            -        39,006
Dividends on Preferred
  Securities.............           -           -                 -           -           -        6,452            -         6,452
                            ----------  ----------     ------------  -----------  ----------  ----------    ---------   ------------
Earnings (losses) before
  corporate allocations..    (49,101)       (2,981)           2,412      (4,680)     (6,997)    (69,460)            -     (130,807)
Corporate interest
  allocation.............      12,043         3,042           3,117        4,889       2,665    (25,756)            -             -
Corporate management fees      18,170         2,361           2,914          732       1,844    (26,021)            -             -
Regional allocation......       (235)             -               -            -        (52)         287            -             -
                            ----------  -----------    ------------  ------------ ----------- -----------   ----------  ------------
Net segment losses.......   $(79,079)    $  (8,384)    $     (3,619)   $(10,301)  $ (11,454)  $ (17,970)    $       -    $(130,807)
                            ==========  ===========    ============  ============ =========== ===========   ==========  ============
Intersegment revenues....   $     150    $   30,242    $      18,115   $       -  $    5,136  $     (49)    $ (53,594)   $        -

Identifiable segment assets $ 225,109    $   80,007    $      88,734   $ 326,951  $  206,182  $1,548,452    $(642,644)   $1,832,791

Segment capital
expenditures, net........   $  16,788    $    1,299    $     (4,874)   $   5,083  $    2,073  $    8,842    $       -    $   29,211

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                 (in thousands)

                                        Rehabilitation  Pharmaceutical
                                       and Respiratory   and Medical
                            Inpatient     Therapy          Supply     International   Other               Intersegment
                            Services      Services        Services      Operations  Operations Corporate  Eliminations  Consolidated
                            --------      --------        --------      ----------  ---------- ---------  ------------  ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Total Net Revenues.......   $ 871,989   $    110,715    $     149,273   $  145,581   $  92,914  $     458  $  (111,983)  $ 1,258,947
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.     839,084         91,132          141,649      145,136      94,013      45,110    (111,983)    1,244,141
Depreciation and
  amortization...........      10,824          1,859            3,019        2,502       2,592       4,452            -       25,248
Interest, net............       5,131            105               33        6,167       1,396       4,470            -       17,302
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Earnings (losses) before
  corporate allocations..      16,950         17,619            4,572      (8,224)     (5,087)    (53,574)            -     (27,744)
Corporate interest
  allocation.............      12,146          5,547            5,384        8,346       3,748    (35,171)            -            -
Corporate management fees      21,612          2,753            3,703        1,433       2,222    (31,723)
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Net segment earnings
  (losses)...............   $(16,808)    $     9,319    $     (4,515)   $ (18,003)   $(11,057)   $  13,320   $        -   $ (27,744)
                            ==========  =============  ===============  ===========  ==========  ==========  ===========  ==========
Intersegment revenues....   $     299    $    61,036    $      45,252   $        -   $   5,396   $       -   $(111,983)   $        -
Identifiable segment assets $ 348,294    $    55,900    $     107,693   $  137,421   $  85,471   $1,171,458  $(674,406)   $1,231,831
Segment capital
expenditures, net........   $  10,402    $         1    $         345   $    4,590   $     311   $    9,732  $        -   $   25,381

FOR THE SIX MONTHS ENDED JUNE 30, 1999
Total Net Revenues.......   $ 855,878    $   128,306    $     148,612   $  145,213   $ 120,671   $  (1,969)  $(122,765)   $1,273,946
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.     877,880        126,334          142,003      138,443     123,537      58,697    (122,765)    1,344,129
Depreciation and
  amortization...........      17,763          4,381            4,182        7,231       5,229       5,199            -       43,985
Interest, net............       4,514            145               42        6,846       4,006      60,624            -       76,177
Dividends on Preferred
  Securities.............           -              -                -            -           -      12,968            -       12,968
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Earnings (losses) before
  corporate allocations..    (44,279)        (2,554)            2,385      (7,307)    (12,101)   (139,457)            -    (203,313)
Corporate interest
  allocation.............      25,625          6,505            6,514       10,011       5,538    (54,193)            -            -
Corporate management fees      36,673          5,155            5,920        1,443       3,692    (52,883)            -            -
Regional allocation......       (502)              -                -            -       (154)         656            -            -
                            ----------  -------------  ---------------  -----------  ----------  ----------  ------------ ----------
Net segment losses.......  $(106,075)   $   (14,214)   $     (10,049)   $ (18,761)   $(21,177)   $(33,037)   $        -   $(203,313)
                            ==========  =============  ===============  ===========  ==========  ==========  ===========  ==========
Intersegment revenues....   $     299   $     69,012   $       41,888   $        -   $  11,566   $       -   $(122,765)   $        -
Identifiable segment assets $ 225,109   $     80,007   $       88,734   $  326,951   $ 206,182   $1,548,452  $(642,644)   $1,832,791
Segment capital
  expenditures, net......  $   28,150   $      2,789   $      (3,387)   $    7,713   $   7,769   $  25,646   $        -   $   68,680

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13) SUMMARIZED CONSOLIDATING INFORMATION

     In connection with Sun's offering of the 9.5% Notes in July 1997 and the 9.4% Notes in May 1998 all direct and indirect subsidiaries of Sun other than Sun's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of Sun have, jointly and severally, unconditionally guaranteed the 9.5% Notes and 9.4% Notes (the "Guarantors"). These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

     Sun conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, Sun's ability to make required payments with respect to its indebtedness (including the 9.5% Notes and the 9.4% Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

     Pursuant  to  Rule  3-10  of  Regulation  S-X,  the  following   summarized
consolidating information is for Sun, the wholly-owned Guarantors, and Sun's non-Guarantor subsidiaries with respect to the 9.5% Notes and the 9.4% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
   Cash and cash equivalents...................   $       36,381     $     10,337      $      8,601    $          -   $      55,319
   Accounts receivable, net....................                -          196,961            12,282         (1,635)         207,608
   Other receivables, net......................          289,198        (191,073)          (97,811)               -             314
   Inventory, net..............................                -           32,976               328               -          33,304
   Prepaids and other assets...................            1,929            9,034               139               -          11,102
   Deferred tax assets.........................         (15,538)           15,538                 -               -               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          311,970           73,773          (76,461)         (1,635)         307,647

Property and equipment, net....................           99,604          155,113            16,070               -         270,787
Goodwill, net..................................                -          397,785               327               -         398,112
Notes receivable, net..........................           14,750           15,773                 -        (14,750)          15,773
Assets held for sale...........................                -            2,235           191,688               -         193,923
Other assets, net..............................           19,783           27,775             3,031         (5,000)          45,589
Investment in subsidiaries.....................      (2,381,855)                -                 -       2,381,855               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................   $  (1,935,748)     $    672,454      $    134,655    $  2,360,470    $  1,231,831
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........   $       54,092     $        409      $     23,423    $          -    $     77,924
   Current portion of obligations under capital
     leases....................................                -               37               278               -             315
   Accounts payable............................           23,098              867            10,944         (1,635)          33,274
   Accrued compensation and benefits...........           22,580           67,806            13,527               -         103,913
   Accrued interest............................                -            5,296               741               -           6,037
   Accrued self-insurance obligations..........         (17,675)           72,547             1,707               -          56,579
   Other accrued liabilities...................           44,262           63,943            18,205               -         126,410
   Income tax payables.........................           22,147          (9,167)               871               -          13,851
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................          148,504          201,738            69,696         (1,635)         418,303

Long-term debt, net of current portion.........                -           32,469            61,008        (19,750)          73,727
Obligations under capital leases, net of current               -                -            54,579               -          54,579
  portion......................................
Other long-term liabilities....................                -           31,113             2,097               -          33,210
Liabilities subject to compromise (see Note 2).        1,424,032          122,462                43               -       1,546,537
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,572,536          387,782           187,423        (21,385)       2,126,356

Intercompany payables/(receivables)............      (2,607,537)        2,344,324           263,213               -               -
Commitments and contingencies..................
Minority interest..............................                -            6,174                48               -           6,222
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of
  the Company..................................          298,119                -                 -               -         298,119
Total stockholders'  deficit...................      (1,198,866)      (2,065,826)         (316,029)       2,381,855     (1,198,866)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' deficit....   $  (1,935,748)     $    672,454     $     134,655    $  2,360,470    $  1,231,831
                                                  ===============  ===============  ================   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................    $      13,049     $      6,693      $      5,305     $         -    $     25,047
   Accounts receivable, net....................                -          235,745            20,659         (1,940)         254,464
   Other receivables, net......................          296,034        (191,118)          (89,000)               -          15,916
   Inventory, net..............................                -           35,333             7,650               -          42,983
   Prepaids and other assets...................            1,796            8,825             4,466               -          15,087
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          310,879           95,478          (50,920)         (1,940)         353,497

Property and equipment, net....................           94,264          144,643           207,269               -         446,176
Goodwill, net..................................                -          407,093            68,474               -         475,567
Notes receivable, net..........................           14,750            1,436             6,512               -          22,698
Assets held for sale...........................                -           67,116             3,493               -          70,609
Other assets, net..............................           37,229           25,280             7,432               -          69,941
Investment in subsidiaries.....................      (1,242,314)                -                 -       1,242,314               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................    $   (785,192)     $    741,046      $    242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........     $     12,126     $      1,225      $     31,425     $         -    $     44,776
   Current portion of obligations under capital
     leases....................................                -              107               326               -             433
   Accounts payable............................           28,177           14,545            13,214         (2,149)          53,787
   Accrued compensation and benefits...........           13,011           61,642             9,464               -          84,117
   Accrued interest............................                -            2,034               938               -           2,972
   Accrued self-insurance obligations..........         (12,703)           70,512             1,266               -          59,075
   Other accrued liabilities...................           36,685           60,483            19,321               -         116,489
   Income tax payables.........................           17,498          (9,271)               903               -           9,130
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................           94,794          201,277            76,857         (2,149)         370,779

Long-term debt, net of current portion.........                -           53,387            47,378               -         100,765
Obligations under capital leases, net of current
  portion......................................                -            8,188            57,487               -          65,675
Other long-term liabilities....................                -           34,768             2,026               -          36,794
Liabilities subject to compromise (see Note 2).        1,427,020          131,498                 -               -       1,558,518
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,521,814          429,118           183,748         (2,149)       2,132,531

Intercompany payables/(receivables)............      (1,606,984)        1,622,789          (16,015)             210               -
Commitments and contingencies..................
Minority interest..............................                -            5,821               158               -           5,979
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of          344,119                -                 -               -         344,119
  the Company..................................
Total stockholders' equity (deficit)...........      (1,044,141)      (1,316,682)            74,369       1,242,313     (1,044,141)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' equity
  (deficit)....................................    $   (785,192)    $     741,046     $     242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues.........................       $     370      $   532,288       $    82,814       $    5,482       $  620,954
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs.........................               -          485,457            74,068            5,482          565,007
   Corporate general and administrative....          12,010           21,890             4,303                -           38,203
   Depreciation and amortization...........           2,000            8,835               (4)                -           10,831
   Interest, net (contractual interest
     expense of $52,624 for the three
     months ended June 30, 2000)...........           2,963            2,821             3,294                -            9,078
   Provision for losses on accounts
     receivable............................               -            7,523               147                -            7,670
   Legal and regulatory costs..............               -            2,618                 -                -            2,618
   Impairment loss.........................               -            1,849                 -                -            1,849
   Loss on sale of assets, net.............               2            1,621                 -                -            1,623
   Equity interest in losses of
     subsidiaries..........................         112,128                -                 -        (112,128)                -
   Intercompany interest expense (income) .         (5,031)            5,031                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses................         124,072          537,645            81,808        (106,646)          636,879
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges.......................       (112,351)          110,851             1,500                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and
  income taxes.............................        (11,351)        (116,208)             (494)          112,128         (15,925)
Reorganization costs, net..................          20,035            4,767           (9,340)                -           15,462
Income tax expense (benefit)...............              59                -               (1)                -               58
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses.................................     $  (31,445)     $  (120,975)       $     8,847       $  112,128      $  (31,445)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues.........................     $   (1,002)     $    515,628      $     86,288       $        -      $   600,914
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs.........................               -          525,759            82,302                -          608,061
   Impairment loss.........................           1,941          359,694            38,328                -          399,963
   Loss on sale of assets..................               -           34,895            16,886                -           51,781
   Corporate general and administrative....          28,005            7,824             4,428                -           40,257
   Interest, net...........................          30,129            4,900             3,977                -           39,006
   Depreciation and amortization...........           2,416           16,189             3,933                -           22,538
   Provision for losses on accounts
     receivable............................               -           15,356                51                -           15,407
   Financial restructuring costs...........           6,046                -                 -                -            6,046
   Restructuring costs.....................            (14)               14                 -                -                -
   Equity interest in losses of
     subsidiaries..........................         622,641                -                 -        (622,641)                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses................
                                                    691,164          964,631           149,905        (622,641)        1,183,059
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Dividends on Preferred Securities..........           6,452                -                 -                -            6,452
Management fee (income) expense............       (110,020)          108,815             1,205                -                -
                                             ------------------------------------------------------------------------------------
Losses before income taxes.................       (588,598)        (557,818)          (64,822)          622,641        (588,597)
Income taxes...............................              -                -                 -                 -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses.................................    $  (588,598)     $  (557,818)     $    (64,822)      $   622,641     $  (588,597)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues........................       $      459    $   1,084,212     $     171,773      $     2,503    $   1,258,947
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs........................                -          982,139           161,794            2,503        1,146,436
   Corporate general and administrative...           44,847           28,566             7,589                -           81,002
   Depreciation and amortization..........            4,227           18,375             2,646                -           25,248
   Interest, net (contractual interest
     expense of $103,665 for the six months
     ended  June 30, 2000)................            4,206            6,485             6,611                -           17,302
   Provision for losses on accounts
     receivable...........................                -           16,464               239                -           16,703
   Legal and regulatory costs.............                -            2,618                 -                -            2,618
   Impairment loss........................                -            1,849                 -                -            1,849
   Loss on sale of assets, net............                -            1,623                 -                -            1,623
   Gain on sale of assets.................          (1,987)          (6,965)                 -                -          (8,952)
   Equity interest in losses of
     subsidiaries.........................          320,060                -                 -        (320,060)                -
   Intercompany interest expense (income)          (10,062)           10,062                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses...............          361,291        1,061,216           178,879        (317,557)        1,283,829
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges......................        (234,941)          233,031             1,910                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and            (125,891)        (210,035)           (9,016)          320,060         (24,882)
  income taxes............................
Reorganization costs, net.................           71,098           16,444            84,566                -          172,108
Income tax expense (benefit)..............              117                -               (1)                -              116
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses................................     $  (197,106)    $   (226,479)    $     (93,581)      $   320,060   $    (197,106)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                               COMBINED        COMBINED
                                                PARENT        GUARANTOR     NON-GUARANTOR
                                                COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATION     CONSOLIDATED
                                                -------      ------------    ------------    -----------     ------------
Total net revenues........................    $    (1,970)    $ 1,096,054     $   179,862      $       -     $    1,273,946
                                             --------------  -------------  ---------------  -------------  ----------------
Costs and expenses:
    Operating costs........................              -      1,061,852          170,778             -          1,232,630
    Impairment loss........................          1,940        359,695           38,328             -            399,963
    Corporate general and administrative...         59,535         14,564            8,175             -             82,274
    Interest, net..........................         58,861          9,787            7,529             -             76,177
    Loss on sale of assets, net............          3,009         42,994           17,886             -             63,889
    Depreciation and amortization..........          4,482         31,599            7,904             -             43,985
    Provision for losses on accounts
       receivable..........................              -         29,055              170             -             29,225
    Corporate restructuring costs..........          3,789          6,373            1,265             -             11,427
    Financial restructuring................          6,046              -                -             -              6,046
    Loss on termination of interest rate
       swaps...............................          2,488              -                -             -              2,488
    Equity interest in losses of
       subsidiaries........................        742,788              -                -      (742,788)                 -
    Intercompany interest (income) expense.        (5,031)          5,031                -             -                  -
                                             --------------  -------------  ---------------  -------------  ----------------
          Total costs and expenses.........        877,907      1,560,950          252,035      (742,788)         1,948,104
                                             --------------  -------------  ---------------  -------------  ----------------
Dividends on Preferred Securities.........          12,968              -                -             -             12,968
Management fee (income) expense...........       (199,689)        196,738            2,951             -                  -
                                             --------------  -------------  ---------------  -------------  ----------------
Losses before income taxes and cumulative
   effect of change in accounting principle      (693,156)      (661,634)         (75,124)        742,788         (687,126)

Income tax expense (benefit)..............           5,519        (5,038)              411              -               892
                                             --------------  -------------  ---------------  -------------  ----------------
Earnings before cumulative effect of change
   in accounting principle.............          (698,675)      (656,596)         (75,535)        742,788         (688,018)

Cumulative effect of change in accounting
   principle..............................           3,070          9,351            1,306              -            13,727
                                             --------------  -------------  ---------------  -------------  ----------------
 Net losses................................   $  (701,745)    $ (665,947)     $    (76,841)     $  742,788     $   (701,745)
                                             ==============  =============  ===============  =============  ================

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................  $   (197,106)   $     (226,479)  $       (93,581)    $      320,060   $    (197,106)
                                                --------------  ---------------  -----------------  ----------------  --------------
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries       320,060                 -                 -          (320,060)
      Reorganization costs, net...............         71,098            16,444            84,566                 -         172,108
      Depreciation and amortization...........          4,227            18,375             2,646                 -          25,248
      Provision for losses on accounts and
        other receivables.....................              -            17,847               239                 -          18,086
      Impairment loss.........................              -             1,849                 -                 -           1,849
      Loss on sale of assets, net.............              -             1,623                 -                 -           1,623
      Gain on sale of assets..................        (1,987)           (6,965)                 -                 -         (8,952)
      Other, net..............................        (2,898)                 -                 -                 -         (2,898)
Changes in operating assets and liabilities:
   Accounts receivable........................              -            17,332          (17,907)                 -           (575)
   Other current assets.......................          7,963            21,047           (3,135)                 -          25,875
   Income tax payables........................         20,188          (14,137)           (1,262)                 -           4,789
   Other current liabilities..................       (11,644)          (14,479)               501                 -        (25,622)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities before reorganization costs......        209,901         (167,543)          (27,933)                 -          14,425
Net cash paid for reorganization costs........              -           (6,053)                 -                 -         (6,053)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities...................................       209,901         (173,596)          (27,933)                 -           8,372
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................        (9,732)          (11,535)           (4,114)                 -        (25,381)
Acquisitions, net of cash acquired............              -             (974)                 -                 -           (974)
Proceeds from sale of assets held for sale....              -                 -            13,570                 -          13,570
Decrease in long-term notes receivable........              -               448             1,391                 -           1,839
Increase in other assets......................         17,057          (25,601)             4,189                 -         (4,355)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
   activities.................................          7,325          (37,662)            15,036                 -        (15,301)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ...................         41,966                -                  -                 -          41,966
Long-term debt borrowings.....................          4,195            7,126            (3,563)                 -           7,758
Long-term debt repayments.....................              -               44            (9,916)                 -         (9,872)
Principal payments on prepetition debt
  authorized by Bankruptcy Court..............              -          (1,930)                  -                 -         (1,930)
Other financing activities....................           (15)                -                  -                 -            (15)
Intercompany advances.........................      (239,332)          209,748             29,584                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
   activities.................................      (193,186)          214,988             16,105                 -          37,907
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents.................................          (706)                -                  -                 -           (706)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase in cash and cash equivalents.....         23,334            3,730              3,208                 -          30,272
Cash and cash equivalents at beginning of year         13,049            6,693              5,305                 -          25,047
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....  $      36,383    $      10,423    $         8,513    $            -    $     55,319
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                               COMBINED        COMBINED
                                                PARENT        GUARANTOR     NON-GUARANTOR
                                                COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATION     CONSOLIDATED
                                                -------      ------------    ------------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net losses ............................  $  (701,745)    $ (665,947)    $    (76,841)    $   742,788   $     (701,745)
                                            --------------  -------------  ---------------  -------------  ----------------
     Adjustments to reconcile net losses to
        net cash provided by (used for)
        operating activities:
        Impairment loss.....................         1,940        359,695           38,328              -           399,963
        Cumulative effect of change in
        accounting principle................         3,070          9,351            1,306              -            13,727
        Loss on sale of assets..............         3,009         42,994           17,886              -            63,889
        Equity interest in losses of
           subsidiaries.....................       742,788              -                -      (742,788)                 -
        Depreciation and amortization.......         4,482         31,599            7,904                           43,985
        Provision for losses on accounts
            receivable......................             -         29,055              170              -            29,225
        Other, net.........................          2,703              -                -              -             2,703
        Changes in operating assets and
            liabilities:
            Accounts receivable.............             -        111,678            6,075              -           117,753
            Other current assets............       (4,706)         20,632           12,239              -            28,165
            Income taxes payable............        27,659            649          (1,539)              -            26,769
            Other current liabilities.......      (69,713)         45,306          (9,381)              -          (33,788)
                                             --------------  -------------  ---------------  -------------  ----------------
     Net cash provided by (used for)
        operating activities...............  $       9,487   $   (14,988)     $    (3,853)      $       -     $     (9,354)
                                             --------------  -------------  ---------------  -------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net.............. $    (22,564)   $   (34,588)     $   (11,528)      $       -     $    (68,680)
     Acquisitions, net of cash acquired.....             -        (1,321)            (813)              -           (2,134)
     Decrease (increase) in long-term note
        receivable..........................         2,769          (633)             610               -             2,746
     Other assets expenditures..............         3,227        (5,782)             374               -           (2,181)
                                             --------------  -------------  ---------------  -------------  ----------------
        Net cash used for investing
          activities.......................  $    (16,568)   $   (42,324)     $  (11,357)       $       -     $    (70,249)
                                             --------------  -------------  ---------------  -------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings.............. $      86,056   $     20,839     $    16,424       $       -     $     123,319
     Long-term debt repayments..............      (10,456)       (23,153)         (4,768)               -          (38,377)
     Conversion of Mediplex 6.5% Convertible
        Subordinated Debentures due 2003....       (6,649)             -               -                -           (6,649)
     Net proceeds from issuance of common
        stock...............................           809             -               -                -               809
     Purchase of treasury stock.............         (410)             -               -                -             (410)
     Other Financing activities.............       (1,052)             -               -                -           (1,052)
     Intercompany advances..................      (57,458)         56,458            1,000              -                 -
                                             --------------  -------------  ---------------  -------------  ----------------
        Net cash provided by financing
            activities...................... $      10,840   $     54,144     $     12,656      $       -      $     77,640
                                             --------------  -------------  ---------------  -------------  ----------------
Effect of exchange rate on cash and cash
     equivalents............................ $           -   $          -     $      1,513      $       -      $      1,513
                                             --------------  -------------  ---------------  -------------  ----------------
Net increase (decrease) in cash and cash
     equivalents............................ $       3,759   $    (3,168)     $    (1,041)      $       -      $      (450)
Cash and cash equivalents at beginning of                                                               -
     year...................................       (9,964)         26,406           11,062                           27,504
                                             --------------  -------------  ---------------  -------------  ----------------

Cash and cash equivalents at end of period   $     (6,205)   $     23,238     $     10,021      $       -      $     27,054
                                             ==============  =============  ===============  =============  ================

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(14)  FILER/NON-FILER FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements.

                           CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                     ASSETS

                                                                    FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                    ------       ----------      -----------     ------------
Current assets:
    Cash and cash equivalents.................................     $   45,680      $   9,639         $      -       $   55,319
    Accounts receivable, net..................................        201,007          7,623          (1,022)          207,608
    Other receivables, net....................................         97,943       (97,629)                -              314
    Inventory, net............................................         32,424            880                -           33,304
    Prepaids and other assets.................................         10,996            106                -           11,102
                                                                 -------------   ------------    -------------   --------------
    Total current assets......................................        388,050       (79,381)          (1,022)          307,647

  Property and equipment, net....  ...........................        247,026         23,761                -          270,787
  Goodwill, net...............................................        397,785            327                -          398,112
  Notes receivable, net.......................................         15,773              -                -           15,773
  Assets held for sale........................................          2,235        191,688                -          193,923
  Other assets, net...........................................         39,313          6,276                -           45,589
  Investment in subsidiaries..................................       (24,953)              -           24,953                -
                                                                 -------------   ------------    -------------   --------------
    Total assets..............................................    $ 1,065,229      $ 142,671        $  23,931      $ 1,231,831
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                       ------        ----------     -----------    ------------
Current liabilities:
    Current portion of long-term debt...........................      $  54,386       $   23,538       $      -       $   77,924
    Current portion of obligations under capital leases.........              -              315              -              315
    Accounts payable............................................         24,183           10,696        (1,605)           33,274
    Accrued compensation and benefits...........................         90,846           13,067              -          103,913
    Accrued interest............................................          4,524            1,513              -            6,037
    Accrued self-insurance obligations..........................         55,564            1,015              -           56,579
    Other accrued liabilities...................................        108,787           17,623              -          126,410
    Income tax payables.........................................         12,980              871              -           13,851
                                                                   -------------   --------------  -------------  ---------------
    Total current liabilities...................................        351,270           68,638        (1,605)          418,303

  Long-term debt, net of current portion........................          7,259           66,468              -           73,727
  Obligations under capital leases, net of current portion......              -           54,579              -           54,579
  Other long-term liabilities...................................         31,113            2,097              -           33,210
  Liabilities subject to compromise (see Note 2)................      1,546,537                -              -        1,546,537
                                                                   -------------   --------------  -------------  ---------------
    Total liabilities...........................................      1,936,179          191,782        (1,605)        2,126,356

  Commitments and contingencies.................................
  Minority interest.............................................          3,148            3,074              -            6,222
                                                                   -------------   --------------  -------------  ---------------
  Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0%
    convertible junior subordinated debentures of the Company...        298,119                -              -          298,119
                                                                   -------------   --------------  -------------  ---------------
  Intercompany payables/(receivables)...........................         26,649         (27,232)            583                -
                                                                   -------------   --------------  -------------  ---------------
  Stockholders' equity (deficit):
    Preferred stock of $.01 par value, authorized
       5,000,000 shares, none issued............................              -                -              -                -
    Common stock of $.01 par value, authorized
       155,000,000 shares, 64,811,038 shares issued and
       outstanding as of June 30, 2000..........................            648            2,573        (2,573)              648
    Additional paid-in capital..................................        823,184          273,662      (273,662)          823,184
    Accumulated deficit.........................................    (1,982,613)        (288,601)        288,601      (1,982,613)
    Accumulated other comprehensive loss........................       (12,587)         (12,587)         12,587         (12,587)
                                                                   -------------   --------------  -------------  ---------------
                                                                    (1,171,368)         (24,953)         24,953      (1,171,368)
     Less:
      Common stock held in treasury, at cost, 2,212,983
        shares at June 30, 2000.................................       (27,376)                -              -         (27,376)
      Grantor stock trust, at market, 1,915,935 shares at
        June 30, 2000...........................................          (122)                -              -            (122)
                                                                   -------------   --------------  -------------- ---------------
    Total stockholders' deficit ................................    (1,198,866)         (24,953)         24,953      (1,198,866)
                                                                   -------------   --------------  -------------  ---------------
    Total liabilities and stockholders' deficit.................    $ 1,065,229      $   142,671      $  23,931      $ 1,231,831
                                                                   =============   ==============  =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                  ------       ----------      -----------     ------------
Current assets:
   Cash and cash equivalents.................................      $  18,532       $  6,515          $     -       $   25,047
   Accounts receivable, net..................................        221,800         33,692          (1,028)          254,464
   Other receivables, net....................................        104,689       (88,773)                -           15,916
   Inventory, net............................................         34,485          8,498                -           42,983
   Prepaids and other assets.................................         10,592          4,495                -           15,087
                                                               -------------   ------------    -------------   --------------
   Total current assets......................................        390,098       (35,573)          (1,028)          353,497

 Property and equipment, net.................................        226,357        219,819                -          446,176
 Goodwill, net...............................................        407,093         68,474                -          475,567
 Notes receivable, net.......................................         16,185          6,513                -           22,698
 Assets held for sale........................................         67,116          3,493                -           70,609
 Other assets, net...........................................         51,664         18,277                -           69,941
 Investment in subsidiaries..................................         69,230              -         (69,230)                -
                                                               -------------   ------------    -------------   --------------
   Total assets..............................................     $1,227,743      $ 281,003       $ (70,258)      $ 1,438,488
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                     ------        ----------     -----------    ------------
Current liabilities:
   Current portion of long-term debt...........................      $  13,290       $   31,486        $     -        $  44,776
   Current portion of obligations under capital leases.........             70              363              -              433
   Accounts payable............................................         43,796           11,566        (1,575)           53,787
   Accrued compensation and benefits...........................         74,737            9,380              -           84,117
   Accrued interest............................................          1,572            1,400              -            2,972
   Accrued self-insurance obligations..........................         58,463              612              -           59,075
   Other accrued liabilities...................................         97,153           19,336              -          116,489
   Income tax payables.........................................          8,227              903              -            9,130
                                                                 -------------   --------------  -------------  ---------------
   Total current liabilities...................................        297,308           75,046        (1,575)          370,779

 Long-term debt, net of current portion........................         47,872           52,893              -          100,765
 Obligations under capital leases, net of current portion......          8,187           57,488              -           65,675
 Other long-term liabilities...................................         34,768            2,026              -           36,794
 Liabilities subject to compromise (see Note 2)................      1,558,518                -              -        1,558,518
                                                                 -------------   --------------  -------------  ---------------
   Total liabilities...........................................      1,946,653          187,453        (1,575)        2,132,531

 Commitments and contingencies.................................
 Minority interest.............................................          3,394            2,585              -            5,979
                                                                 -------------   --------------  -------------  ---------------
 Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0%
   convertible junior subordinated debentures of the Company...        344,119                -              -          344,119
                                                                 -------------   --------------  -------------  ---------------
 Intercompany payables/(receivables)...........................       (22,282)           21,735            547                -
                                                                 -------------   --------------  -------------  ---------------
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized
    5,000,000 shares, none issued..............................              -                -              -                -
  Common stock of $.01 par value, authorized 155,000,000 shares,
    63,937,302 shares issued and outstanding at December 31, 1999          639            2,579        (2,579)              639
   Additional paid-in capital..................................        777,164          263,250      (263,250)          777,164
   Accumulated deficit.........................................    (1,785,507)        (191,582)        191,582      (1,785,507)
   Accumulated other comprehensive loss........................        (5,017)          (5,017)          5,017          (5,017)
                                                                 -------------   --------------  -------------  ---------------
                                                                   (1,012,721)           69,230       (69,230)      (1,012,721)
   Less:
           Unearned compensation...............................        (3,966)                -              -          (3,966)
           Common stock held in treasury, at cost, 2,212,983
              shares at December 31, 1999......................       (27,376)                -              -         (27,376)
           Grantor stock trust, at market, 1,915,935 shares at
              December 31, 1999................................           (78)                -              -             (78)
                                                                 -------------   --------------  --------------  --------------

   Total stockholders' equity (deficit) .......................    (1,044,141)           69,230       (69,230)      (1,044,141)
                                                                 -------------   --------------  -------------  ---------------
   Total liabilities and stockholders' equity (deficit)........     $1,227,743       $  281,003     $ (70,258)      $ 1,438,488
                                                                 =============   ==============  =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                      FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                      ------        ----------     -----------     ------------
Total net revenues..............................................      $  538,640      $  83,614       $  (1,300)      $   620,954
                                                                  --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs...............................................         485,538         80,769          (1,300)          565,007
  Corporate general and administrative..........................          34,594          3,609                -           38,203
  Depreciation and amortization.................................          10,774             57                -           10,831
  Interest, net (contractual interest expense of $52,624 for the
    three months ended June 30, 2000)...........................           5,628          3,450                -            9,078
  Provision for losses on accounts receivable...................           7,504            166                -            7,670
  Legal and regulatory costs....................................           2,618              -                -            2,618
  Impairment loss...............................................           1,849              -                -            1,849
  Loss on sale of assets, net...................................           1,623              -                -            1,623
  Equity interest in losses of subsidiaries.....................         (4,903)              -            4,903                -
                                                                  --------------  -------------   --------------  ---------------
  Total costs and expenses......................................         545,225         88,051            3,603          636,879
Management fee (income) expense.................................               -              -                -                -
                                                                  --------------  -------------   --------------  ---------------
Losses before reorganization costs, net and income taxes........         (6,585)        (4,437)          (4,903)         (15,925)
Reorganization costs, net.......................................          24,802        (9,340)                -           15,462
Income taxes....................................................              58              -                -               58
                                                                  --------------  -------------   --------------  ---------------
  Net earnings (losses).........................................      $ (31,445)      $   4,903       $  (4,903)     $   (31,445)
                                                                  ==============  =============   ==============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                      FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                      ------        ----------     -----------     ------------
Total net revenues..............................................     $ 1,089,743     $  171,693       $  (2,489)   $    1,258,947
                                                                  --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs...............................................         983,421        165,504          (2,489)        1,146,436
  Corporate general and administrative..........................          74,109          6,893                -           81,002
  Depreciation and amortization.................................          22,479          2,769                -           25,248
  Interest, net (contractual interest expense of $103,665 for the
     six months ended June 30, 2000)............................          10,377          6,925                -           17,302
  Provision for losses on accounts receivable...................          16,393            310                -           16,703
  Legal and regulatory costs....................................           2,618              -                -            2,618
  Impairment loss...............................................           1,849              -                -            1,849
  Loss on sale of assets, net...................................           1,623              -                -            1,623
  Gain on sale of assets........................................         (8,952)              -                -          (8,952)
  Equity interest in losses of subsidiaries.....................          97,019              -         (97,019)                -
                                                                  --------------  -------------   --------------  ---------------
  Total costs and expenses......................................       1,200,936        182,401         (99,508)        1,283,829
Management fee (income) expense.................................         (1,745)          1,745                -                -
                                                                  --------------  -------------   --------------  ---------------
Losses before reorganization costs, net and income taxes........       (109,448)       (12,453)           97,019         (24,882)
Reorganization costs, net.......................................          87,542         84,566                -          172,108
Income taxes....................................................             116              -                -              116
                                                                  --------------  -------------   --------------  ---------------
  Net losses....................................................     $ (197,106)     $ (97,019)       $   97,019   $    (197,106)
                                                                  ==============  =============   ==============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                                          FILERS         NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                          ------         ----------     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net losses..........................................................   $  (197,106)    $    (97,019)    $    97,019   $   (197,106)
                                                                       --------------  ---------------  -------------  -------------
Adjustments to reconcile net losses to net cash provided by (used for)
   operating activities:
 Equity interest in losses of subsidiaries...........................         97,019                -       (97,019)
 Reorganization costs, net...........................................         87,542           84,566              -         172,108
 Depreciation and amortization.......................................         22,479            2,769              -          25,248
 Provision for losses on accounts and other receivables..............         17,776              310              -          18,086
 Impairment loss.....................................................          1,849                -              -           1,849
 Loss on sale of assets, net.........................................          1,623                -              -           1,623
 Gain on sale of assets..............................................        (8,952)                -              -         (8,952)
 Other, net..........................................................        (2,898)                -              -         (2,898)
Changes in operating assets and liabilities:
 Accounts receivable.................................................        (4,753)            4,178              -           (575)
 Other current assets................................................         16,939            8,936              -          25,875
 Income taxes payable................................................          5,975          (1,186)              -           4,789
 Other current liabilities...........................................       (11,789)         (13,833)              -        (25,622)
                                                                      --------------  ---------------  -------------  -------------
Net cash provided by (used for) operating activities before
   reorganization costs..............................................         25,704         (11,279)              -          14,425
Net cash paid for reorganization costs...............................        (6,053)                -              -         (6,053)
                                                                      --------------  ---------------  -------------  -------------
Net cash provided by (used for) operating activities.................         19,651         (11,279)              -           8,372
                                                                      --------------  ---------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net...........................................       (20,749)          (4,632)              -        (25,381)
 Acquisitions, net of cash acquired..................................          (974)                -              -           (974)
 Proceeds from sale of assets held for sale..........................              -           13,570              -          13,570
 Decrease in long-term notes receivable..............................            447            1,392              -           1,839
     Increase in other assets........................................       (16,495)           12,140              -         (4,355)
                                                                      --------------  ---------------  -------------   -------------
  Net cash provided by (used for) investing activities...............       (37,771)           22,470              -        (15,301)
                                                                      --------------  ---------------  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under Revolving Credit Agreement (postpetition) .....        41,966                 -              -          41,966
 Long-term debt borrowings...........................................         4,195             3,563              -           7,758
 Long-term debt repayments...........................................             -           (9,872)              -         (9,872)
 Principal payments on prepetition debt authorized by Bankruptcy Court      (1,930)                 -              -         (1,930)
 Intercompany advances...............................................         1,758           (1,758)              -              -
 Other financing activities..........................................          (15)                 -              -            (15)
                                                                      --------------  ---------------  -------------   -------------
  Net cash provided by (used for)financing activities.. .............        45,974           (8,067)              -          37,907
                                                                      --------------  ---------------  -------------   -------------
Effect of exchange rate on cash and cash equivalents.................         (706)                 -              -           (706)
                                                                      --------------  ---------------  -------------   -------------
Net increase in cash and cash equivalents............................        27,148             3,124              -          30,272
Cash and cash equivalents at beginning of year.......................        18,532             6,515              -          25,047
                                                                      --------------  ---------------  -------------   -------------
Cash and cash equivalents at end of period...........................  $     45,680    $        9,639   $          -   $      55,319
                                                                      ==============  ===============  =============   =============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

(15)  SUBSEQUENT EVENTS

     The Company divested its operations in Spain for approximately $8.0 million in October 2000. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is currently seeking to divest its operations in Germany and the United Kingdom. No assurance can be given that the Company will successfully divest its operations in Germany and the United Kingdom. See Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale.

     During the third quarter of 2000, the Company will divest six skilled nursing facilities. The Company will record losses in the third quarter of 2000 related to these divestitures. The Company has previously recorded losses on certain of these skilled nursing facilities. The aggregate net revenues and aggregate net operating losses for the six months ended June 30, 2000 for these six skilled nursing facilities were approximately $10.0 million and $1.6 million, respectively.

     As of October 10, 2000, the Company had identified 67 skilled nursing facilities, six comprehensive outpatient rehabilitation facilities, three assisted living facilities and one medical office building for disposal. The Company will record losses during the third quarter of 2000 to reduce the carrying amount of the skilled nursing facilities, comprehensive outpatient rehabilitation facilities, assisted living facilities and the medical office building to the Company's estimate of selling value less selling costs. The Company has previously recorded losses on certain of these skilled nursing facilities. The aggregate net revenues and aggregate net operating losses for the six months ended June 30, 2000 for the 67 skilled nursing facilities were approximately $169.1 million and $7.9 million, respectively. The aggregate net revenues and aggregate net operating income for the six months ended June 30, 2000 for the six comprehensive outpatient rehabilitation facilities were approximately $1.4 million and $0.2 million, respectively. The aggregate net revenues and aggregate net operating loss for the six months ended June 30, 2000 for the three assisted living facilities were approximately $0.6 million and $0.9 million, respectively. The aggregate net revenues and aggregate net operating loss for the six months ended June 30, 2000 for the medical office building were approximately $0.9 million and $1.0 million, respectively.

     Divestitures require Bankruptcy Court approval.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (hereinafter referred to individually as "Sun" or collectively as the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States and the United Kingdom. The Company also has operations in Germany. The Company operates through four principal business segments. In October 1999, the Company commenced cases under Chapter 11 of the U.S. Bankruptcy Code and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing assistants. As of June 30, 2000, the Company operated 327 inpatient facilities with 37,110 licensed beds compared to 385 facilities with 43,343 licensed beds as of June 30, 1999. Included in the preceding are six skilled nursing facilities with 674 licensed beds which the Company will divest during the third quarter of 2000. Also included in the preceding are 67 skilled nursing facilities with 8,642 licensed beds and three assisted living facilities with 124 licensed beds which as of October 10, 2000, the Company has announced its intention to divest through foreclosure sales, lease terminations through mutual agreements with the lessors or by transferring operations to successor operators. The Company has also identified six comprehensive outpatient rehabilitation facilities and one medical office building for divestiture. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other things, physical, occupational, speech and respiratory therapy services, respiratory therapy supplies, equipment and oxygen to affiliated and nonaffiliated skilled nursing facilities. As of June 30, 2000, the Company's rehabilitation and respiratory therapy services segment provided services to 1,195 facilities in 41 states, of which 865 were operated by nonaffiliated parties compared to 1,500 facilities in 45 states as of June 30, 1999, of which 1,047 were operated by nonaffiliated parties.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition, as well as consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and subacute care facilities. The pharmaceutical and medical supply subsidiaries provided pharmaceutical products and services and medical supplies to 1,616 long-term and subacute care facilities, including 1,300 nonaffiliated facilities, as of June 30, 2000. As of June 30, 1999, pharmaceutical products and services were provided to approximately 927 facilities including 586 nonaffiliated facilities through its 43 pharmacies and pharmaceutical billing and consulting center.

     INTERNATIONAL OPERATIONS: During the second quarter of 2000, this segment consisted of long-term care facilities in the United Kingdom, Spain and Germany, and acute care hospitals in Australia. During the second quarter of 2000, this segment also provides pharmaceutical services in the United Kingdom, Germany and Australia and medical supplies in Australia. As of June 30, 2000, the Company operated 146 inpatient facilities with 8,326 licensed beds in the United Kingdom; 11 inpatient facilities with 1,688 licensed beds in Spain; 17 facilities with 1,221 licensed beds in Germany and 5 hospitals with 336 licensed beds in Australia compared to 148 facilities with 8,370 licensed beds in the United Kingdom; 11 facilities with 1,604 licensed beds in Spain; 16 facilities with 1,122 licensed beds in Germany; and 5 hospitals with 338 licensed beds in Australia as of June 30, 1999.

     The Company sold five pharmacies and 13 pharmacies in the United Kingdom during the first and second quarter of 2000, respectively. The Company divested its operations in Spain for approximately $8.0 million in October 2000. The Company's operations in Australia were placed in receivorship by its secured creditors in September, 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is also seeking to divest its operations in Germany and the United Kingdom. No assurance can be given that the Company will successfully divest its operations in Germany and the United Kingdom. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

     The Company completed the sale of its Canadian operations in the first quarter of 1999. An additional loss on sale of approximately $2.0 million was recorded in the first quarter of 1999. During the second quarter of 1999, the Company recorded a loss of approximately $16.9 million related to the sale-leaseback of 11 facilities in the United Kingdom, which was completed in July 1999. The charges were recorded in loss on sale of assets, net in the Company's consolidated statements of losses.

OTHER OPERATIONS

     During the second quarter of 2000, the Company's other operations included temporary therapy services, assisted living services, home health, software development and other ancillary services. The Company divested its hospice operations in the fourth quarter of 1999. The assisted living subsidiary operated 29 assisted living facilities with 3,239 beds in the United States as of June 30, 1999. The assisted living subsidiary, which was classified as assets held for sale as of March 31, 2000 and December 31, 1999 was disposed of through sales transactions in the fourth quarter of 1999 and the first and second quarters of 2000. In addition, two assisted living facilities were transferred to the Company's Inpatient Services segment during the second quarter of 2000. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements" and Liquidity and Capital
Resources. The Company's temporary therapy service operations provided 403,667 temporary therapy staffing hours and 218,265 non-therapy hours to nonaffiliates for the six months ended June 30, 2000 compared to 539,381 temporary therapy staffing hours and 36,077 non-therapy hours for the six months ended June 30, 1999.

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                   JUNE 30,                 DECEMBER 31,
                                                                   --------                 ------------
                                                             2000            1999               1999
                                                             ----            ----               ----
Inpatient Services:
       Facilities                                                 327             385                  354
       Licensed beds                                           37,110          43,343               39,867

Rehabilitation and Respiratory Therapy Services:
       Nonaffiliated facilities served                            865           1,047                1,158
       Affiliated facilities served                               330             453                  373
                                                         -------------    ------------    -----------------
            Total                                               1,195           1,500                1,531
                                                         =============    ============    =================

Pharmaceutical and Medical Supply Services:
       Nonaffiliated facilities served                          1,300             586 (1)            1,805
       Affiliated facilities served                               316             341 (1)              702
                                                         -------------    ------------    -----------------
            Total                                               1,616             927                2,507
                                                         =============    ============    =================
(1)  Includes only pharmaceutical contracts.

International Operations:
       Facilities
           United Kingdom                                         146             148                  145
           Other foreign                                           33              32                   33
                                                         -------------    ------------    -----------------
            Total                                                 179             180                  178
                                                         =============    ============    =================

       Licensed beds
           United Kingdom                                       8,326           8,370                8,320
           Other foreign                                        3,245           3,064                3,192
                                                         -------------    ------------    -----------------
            Total                                              11,571          11,434               11,512
                                                         =============    ============    =================

RESULTS OF OPERATIONS

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------           -------------------------
                                                         2000               1999              2000              1999
                                                         ----               ----              ----              ----
Inpatient Services                                   $     433,760         $  392,893       $   871,989        $  855,878
Rehabilitation and Respiratory Therapy Services             53,198             58,240           110,715           128,306
Pharmaceutical and Medical Supply Services                  75,442             72,791           149,273           148,612
International Operations                                    70,445             73,551           145,581           145,213
Other Operations                                            43,134             58,035            92,914           120,671
Corporate                                                      370            (1,002)               458           (1,969)
Intersegment Eliminations                                 (55,395)           (53,594)         (111,983)         (122,765)
                                                     --------------     --------------    --------------    --------------
Total Net Revenues                                   $     620,954         $  600,914       $ 1,258,947       $ 1,273,946
                                                     ==============     ==============    ==============    ==============

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were $29.6 million and $30.2 million for the three months ended June 30, 2000 and 1999, respectively and $61.0 million and $69.0 million for the six months ended June 30, 2000 and 1999, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were $23.0 million and $19.5 million for the three months ended June 30, 2000 and 1999, respectively and $45.3 million and $43.2 million for the six months ended June 30, 2000 and 1999, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were $2.6 million and $5.3 million for the three months ended June 30, 2000 and 1999, respectively and $5.4 million and $11.7 million for the six months ended June 30, 2000 and 1999, respectively.

     The following table sets forth the amount of net segment earnings (losses) for the periods presented (in thousands):

                                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------        -------------------------
                                                                2000               1999           2000              1999
                                                                ----               ----           ----              ----
Inpatient Services                                             $   8,545          $ (49,101)      $ 16,950        $ (44,279)
Rehabilitation and Respiratory Therapy Services                    8,499             (2,981)        17,619           (2,554)
Pharmaceutical and Medical Supply Services                         2,574               2,412         4,572             2,385
International Operations                                         (2,552)             (4,680)       (8,224)           (7,307)
Other Operations                                                 (1,817)             (6,997)       (5,087)          (12,101)
                                                            -------------     ---------------  ------------      ------------
Earnings (losses) before income taxes and corporate
     allocation of interest and management fees                   15,249            (61,347)        25,830          (63,856)
Corporate                                                       (25,084)            (69,460)      (53,574)         (139,457)
                                                            -------------     ---------------  ------------      ------------
  Net segment losses                                          $  (9,835)          $(130,807)    $ (27,744)       $ (203,313)
                                                            =============     ===============  ============      ============

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocates these to its segments through management fees and intercompany interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon average net asset balances and intercompany payables at rates determined by management.

     The  following   table  presents  the  percentage  of  total  net  revenues represented by certain items for the Company for the periods presented:

                                                                                          THREE MONTHS ENDED JUNE 30,
                                                                                          ---------------------------
                                                                                         2000                     1999
                                                                                         ----                     ----
Total net revenues                                                                             100.0%                   100.0%
    Costs and expenses:
    Operating costs ......................................................                      91.0%                   101.2%
    Corporate general and administrative..................................                       6.2%                     6.7%
    Depreciation and amortization.........................................                       1.7%                     3.7%
    Interest, net.........................................................                       1.5%                     6.5%
    Provision for losses on accounts receivable...........................                       1.2%                     2.6%
    Legal and regulatory costs............................................                       0.4%                        -
    Impairment loss.......................................................                       0.3%                    66.6%
    Loss on sale of assets, net...........................................                       0.3%                     8.6%
    Financial restructuring costs.........................................                          -                     1.0%
                                                                                 ---------------------     --------------------
          Total costs and expenses before reorganization costs............                     102.6%                   196.9%
          Dividends on convertible preferred securities of subsidiary.....                          -                     1.1%
                                                                                 ---------------------     --------------------

    Losses before reorganization costs and income taxes ..................                     (2.6%)                  (98.0%)
    Reorganization costs, net.............................................                       2.5%                        -
    Income taxes..........................................................                       0.0%                        -
                                                                                 ---------------------     --------------------

    Net losses ...........................................................                     (5.1%)                  (98.0%)
                                                                                 =====================     ====================

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                         2000                     1999
                                                                                         ----                     ----
Total net revenues                                                                             100.0%                   100.0%
    Costs and expenses:
    Operating costs ......................................................                      91.1%                    96.8%
    Corporate general and administrative..................................                       6.4%                     6.5%
    Depreciation and amortization.........................................                       2.0%                     3.5%
    Interest, net.........................................................                       1.4%                     6.0%
    Provision for losses on accounts receivable...........................                       1.3%                     2.3%
    Corporate restructuring costs.........................................                          -                     0.9%
    Legal and regulatory costs............................................                       0.2%                        -
    Impairment loss.......................................................                       0.2%                    31.3%
    Loss on sale of assets, net...........................................                       0.1%                     5.0%
    Financial restructuring costs.........................................                          -                     0.4%
    Loss on termination of interest rate swaps............................                          -                     0.2%
    Gain on sale of assets................................................                     (0.7%)                        -
                                                                                 ---------------------     --------------------
          Total costs, expenses and gains before reorganization costs.....                     102.0%                   152.9%
          Dividends on convertible preferred securities of subsidiary.....                          -                     1.0%
                                                                                 ---------------------     --------------------
    Losses before reorganization costs, income taxes and cumulative effect
          of change in accounting principle  .............................                     (2.0%)                  (53.9%)
    Reorganization costs, net.............................................                      13.7%                        -
    Income taxes..........................................................                       0.0%                     0.1%
                                                                                 ---------------------     --------------------

    Losses before cumulative effect of change in accounting principle ....                    (15.7%)                  (54.0%)
    Cumulative effect of change in accounting principle...................                          -                   (1.1%)
                                                                                 ---------------------     --------------------
    Net losses ...........................................................                    (15.7%)                  (55.1%)
                                                                                 =====================     ====================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

INPATIENT SERVICES

     On a same store basis, net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $68.3 million from $365.6 million for the three months ended June 30, 1999 to $433.9 million for the three months ended June 30, 2000, an 18.7% increase. Net revenues were negatively impacted in the second quarter of 1999 by certain changes in accounting estimates for third party settlements. In the second quarter of 1999, the Company recorded negative revenue adjustments totaling approximately $66.3 million. The adjustments included $12.2 million for the projected settlement of 1998 facility costs reports based on the Company's filing of its 1998 cost reports with its fiscal intermediary in the second quarter and $6.7 million of revenue adjustments related to the results of certain Medicare and Medicaid cost report audits. In addition, the negative revenue adjustments included reserves of $47.4 million for certain Medicare cost reimbursements, primarily requests for exceptions to the Medicare established routine cost limitations, which have been delayed pending review by the Health Care Financing Administration ("HCFA"). Historically, such reimbursement was formula-based and approval was ordinarily given upon confirmation of the calculation by the Company's Medicare fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined. Due to the pending review, the Company believed it could no longer make a reasonable estimate of the amount receivable and accordingly reserved the amount outstanding during the second quarter of 1999. On a same store basis, excluding the effect of the 1999 negative revenue adjustments, net revenues for the three months ended June 30, 1999, increased $2.0 million or 0.5% from $431.9 million to $433.9 million for the three months ended June 30, 2000. The Company received enhanced Medicaid rates during the first quarter of 2000. In addition, certain Medicare rates showed some improvement during April 2000 but the Company's Medicare census decreased.

     On a same store basis, operating expenses, which include rent expense of $48.1 million and $48.5 million for the three months ended June 30, 2000 and 1999, respectively, increased $17.6 million, or 4.6%, from $386.4 million for the three months ended June 30, 1999 to $404.0 million for the three months ended June 30, 2000. The increase is primarily due to increasing labor costs. On a same store basis, operating expenses as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, increased from 89.5% for the three months ended June 30, 1999 to 93.1% for the three months ended June 30, 2000.

     On a same store basis, corporate general and administrative expenses, which include regional costs related to the supervision of operations, increased $2.5 million, or 32.1%, from $7.8 million for the three months ended June 30, 1999 to $10.3 million for the three months ended June 30, 2000. This change is primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead due to skilled nursing facility divestitures. On a same store basis, as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, corporate general and administrative expenses increased from 1.8% for the three months ended June 30, 1999 to 2.4% for the three months ended June 30, 2000.

     On a same store basis, the provision for losses on accounts receivable decreased $4.2 million, or 61.8%, from $6.8 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. During the second quarter of 1999, the Company increased it reserves due to a deterioration in the aging of certain accounts receivable. An equivalent increase was not necessary in the second quarter of 2000. As a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, the provision for losses on accounts receivable decreased from 1.6% for the three months ended June 30, 1999 to 0.6% for the three months ended June 30, 2000.

     On a same store basis, depreciation and amortization decreased $3.4 million, or 39.5%, from $8.6 million for the three months ended June 30, 1999 to $5.2 million for the three months ended June 30, 2000. On a same store basis, as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, depreciation and amortization expense decreased from 2.0% for the three months ended June 30, 1999 to 1.2% for the three months ended June 30, 2000. These decreases are primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999 and facility divestitures during 1999. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     On a same store basis, net interest expense increased $0.5 million, or 22.7%, from $2.2 million for the three months ended June 30, 1999 to $2.7 million for the three months ended June 30, 2000. The increase is primarily due to interest charges incurred related to the late filing of certain Medicare cost reports. As a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, interest expense increased from 0.5% for the three months ended June 30, 1999 to 0.6% for the three months ended June 30, 2000.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased $5.0 million, or 8.6%, from $58.2 million for the three months ended June 30, 1999 to $53.2 million for the three months ended June 30, 2000. Revenues from services provided to affiliated facilities decreased $0.6 million, or 2.0%, from $30.2 million for the three months ended June 30, 1999 to $29.6 million for the three months ended June 30, 2000. Revenues from services provided to nonaffiliated facilities decreased approximately $4.4 million, or 15.7%, from $28.0 million for the three months ended June 30, 1999 to $23.6 million for the three months ended June 30, 2000. These decreases are primarily the result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory therapy models in an effort to better control costs under a fixed reimbursement system. This was especially existent with respiratory therapy as this service was not covered under the ancillary component of the PPS rate structure. The net revenues for the three months ended June 30, 1999 were significantly down from prior periods in 1998 because PPS was fully implemented for most of the industry during the first quarter of 1999. The decline in net revenues has continued, with a significant reduction in contracts from the second quarter of 1999 to the second quarter of 2000. Specifically, there were 1,195 affiliated and nonaffiliated contracts as of June 30, 2000 compared to 1,500 affiliated and nonaffiliated contracts as of June 30, 1999. During the second quarter of 2000, the Company terminated certain nonaffiliated contracts based on issues related to customers' credit worthiness. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The decrease in affiliated contracts is partially a result of the Company's inpatient facility divestitures in 1999 and 2000.

     Operating expenses decreased $13.5 million, or 25.3%, from $53.4 million for the three months ended June 30, 1999 to $39.9 million for the three months ended June 30, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges - Corporate Restructuring Costs"). Operating expenses as a percentage of net revenues decreased from 91.8% for the three months ended June 30, 1999 to 75.0% for the three months ended June 30, 2000. This decrease is attributable to reductions in cost structure. The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which has dramatically reduced its cost structure by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists. Equipment rental costs decreased approximately $3.2 million during the second quarter of 2000 due to the Company shutting down its therapy equipment manufacturing operations.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $1.3 million for the three months ended June 30, 2000. Corporate general and administrative expenses as a percentage of net revenues were 2.4% for the three months ended June 30, 2000. The Company did not allocate corporate general and administrative expenses to the Rehabilitation and Respiratory Therapy Services segment during the three months ended June 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000. This allocation will more accurately state the operational costs of corporate and the segment.

     Provision for losses on accounts receivable decreased, $2.9 million, or 52.7%, from $5.5 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. As a percentage of net revenues, provision for losses on accounts receivable decreased from 9.5% for the three months ended June 30, 1999 to 4.9% for the three months ended June 30, 2000. During the second quarter of 1999, the Company increased its reserves due to the impact of PPS, which for certain nonaffiliated customers had negatively affected their cash flows adversely affecting the collectibility of amounts due the Company. During the second quarter of 2000, approximately $4.0 million was received for accounts receivable that the Company had previously fully reserved. Due in part to this receipt, a provision for losses on accounts receivable in the second quarter of 2000 equivalent to the provision recorded in the second quarter of 1999 was not necessary.

     Depreciation and amortization decreased $1.3 million, or 59.1%, from $2.2 million for the three months ended June 30, 1999 to $0.9 million for the three months ended June 30, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 3.8% for the three months ended June 30, 1999 to 1.7% for the three months ended June 30, 2000, respectively. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999. See "Note 6
- Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES

     Net revenues from pharmaceutical and medical supply services increased $2.6 million, or 3.6%, from $72.8 million for the three months ended June 30, 1999 to $75.4 million for the three months ended June 30, 2000. Pharmaceutical services' net revenues from nonaffiliated and affiliated parties increased approximately $1.2 million, or 2.9%, and $2.0 million, or 16.7%, respectively. The increase in nonaffiliated revenues is primarily due to an increase in the average price per prescription. The increase in affiliated revenues is primarily due to an increase in the pricing structure related to the Company's Inpatient Services segment partially offset by a decrease due to the Company's inpatient facility divestitures in 1999 and 2000. Medical supply services' net revenues from nonaffiliated parties decreased approximately $3.5 million, or 26.7%, while net revenues from affiliated parties increased approximately $2.9 million, or 46.4%. The Company experienced a loss in nonaffiliated contracts when sales personnel left the Company and certain of their customers ceased doing business with the Company. The increase in affiliated revenues is a result of an increase in sales to the Company's Inpatient Services segment including non-recurring sales of approximately $1.2 million in the second quarter of 2000.

     Operating expenses increased $1.7 million, or 2.5%, from $67.4 million for the three months ended June 30, 1999 to $69.1 million for the three months ended June 30, 2000. As a percentage of net revenues, operating expenses decreased from 92.6% for the three months ended June 30, 1999 to 91.6% for the three months ended June 30, 2000. Pharmaceutical services' operating expenses increased approximately $2.4 million, or 5.0%. The increase in the pharmaceutical services' operating expenses is primarily attributed to increases in labor, benefit and insurance costs along with an increase in cost of goods sold based on an increase in sales. Medical supply services' operating expenses decreased approximately $0.7 million, or 3.6%. The decrease in medical supply services' cost of goods sold is a result of the decrease in sales.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $0.9 million and $0.3 million for the three months ended June 30, 2000 for pharmaceutical services and medical supply services, respectively. Corporate general and administrative expenses as a percentage of net revenues were 15.9% for the three months ended June 30, 2000. The Company did not allocate corporate general and administrative expenses to the Pharmaceutical and Medical Supply Services segment during the three months ended June 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000. This allocation will more accurately state the operational cost of corporate and the segment.

     Provision for losses on accounts receivable was $0.9 million for the three months ended June 30, 2000 and 1999. As a percentage of net revenues, the provision for losses on accounts receivable was 1.2% for the three months ended June 30, 2000 and 1999.

     Depreciation and amortization decreased $0.4 million, or 19.0%, from $2.1 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 2.9 % for the three months ended June 30, 1999 to 2.3% for the three months ended June 30, 2000. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

INTERNATIONAL OPERATIONS

     Revenues from international operations decreased $3.2 million, or 4.3%, from $73.6 million for the three months ended June 30, 1999 to $70.4 million for the three months ended June 30, 2000. This decrease is primarily due to the sale of 18 pharmacies in the United Kingdom, which took place at the end of the first quarter and the beginning of the second quarter of 2000. Revenues were also negatively impacted by the weakening of world currencies in relation to the United States' dollar.

     Operating expenses which include rent expense of $9.3 million and $10.4 million for the three months ended June 30, 1999 and 2000, respectively, decreased approximately $0.5 million, or 0.7%, from $66.7 million for the three months ended June 30, 1999 to $66.2 million for the three months ended June 30, 2000. As a percentage of net revenues, operating expenses increased from 90.6% for the three months ended June 30, 1999 to 94.0% for the three months ended June 30, 2000. Operating expenses increased due to a sale-leaseback transaction completed in July 1999, however, the increase was offset by the sale of the 18 pharmacies in the United Kingdom during the first and second quarters of 2000 and by the weakening of world currencies in relation to the United States' dollar.

     Corporate general and administrative expenses decreased $0.6 million, or 14.3%, from $4.2 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. The decrease is primarily due to the reduction in overhead due to the sale of the 18 pharmacies in the United Kingdom during the first and second quarters of 2000 and by the weakening of world currencies in relation to the United States' dollar. As a percentage of net revenues, corporate general and administrative expenses decreased from 5.7% for the three months ended June 30, 1999 to 5.1% for the three months ended June 30, 2000.

     Depreciation and amortization for the three months ended June 30, 1999 was $3.7 million. No depreciation or amortization was recorded for the three months ended June 30, 2000 because the international operations were classified as assets held for sale in the Company's consolidated balance sheets as of March 31, 2000. In accordance with FAS 121, the Company wrote down the assets held for sale to the Company's estimate of selling value less selling costs, and accordingly, did not record depreciation or amortization expense for the three months ended June 30, 2000. The carrying value of the assets held for sale as of June 30, 2000 will ultimately be realized as a result of disposition rather than through operations. Depreciation and amortization was 5.0% of net revenues for the three months ended June 30, 1999. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for sale in the Company's consolidated financial statements."

     The Company divested five pharmacies in the United Kingdom during the first quarter of 2000 and 13 pharmacies in the United Kingdom during the second quarter of 2000. No assurance can be given that the remaining international operations will be sold. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less selling costs. The Company recorded additional losses of approximately $1.6 million in the second quarter of 2000 to reduce the carrying value of its international operations to its revised estimate of selling value less selling costs. The losses on the sale of assets are recorded in reorganization costs, net in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11, Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

     The Company divested its operations in Spain for approximately $8.0 million in October 2000. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is also seeking to divest its operations in Germany and the United Kingdom. No assurance can be given that the Company will successfully divest its operations in Germany and the United Kingdom. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

OTHER   NONREPORTABLE   SEGMENTS  AND  CORPORATE   GENERAL  AND   ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. During the fourth quarter of 1999, the Company divested 12 of its assisted living facilities and its hospice operations in the United States. During the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities of which one campus included a skilled nursing facility. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. During the second quarter of 2000, the Company completed the sale of the other four assisted living facilities that were part of the agreement entered into during the first quarter of 2000. In addition, the Company transferred its two remaining assisted living facilities from the Other Operations segment to the Inpatient Services segment. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements." On a same store basis, net revenues from other nonreportable segments decreased approximately $1.6 million, or 3.6%, from $44.7 million for the three months ended June 30, 1999 to $43.1 million for the three months ended June 30, 2000. Approximately $1.9 million of the decrease was in the Company's subsidiary that provides home healthcare services. The Company announced its intent to divest this subsidiary in the second quarter of 1999 which caused a decrease in its customer base and revenues. Although the Company no longer intends to divest the subsidiary, customers and revenues have not returned to the second quarter 1999 levels. Approximately $0.8 million of the decrease was in the Company's subsidiary that provides Medicare billing services. During 1999, Medicare billing services were provided to both affiliated and nonaffiliated entities. During the second quarter of 2000, Medicare billing services were provided only to nonaffiliated entities. Approximately $0.7 million of the decrease was in the Company's subsidiary that provides radiology and laboratory services. The decrease was due to the closure of a laboratory in the second quarter of 1999 and increases in contractual allowances. Net revenues of the Company's subsidiary that provides temporary therapy staffing services increased approximately $0.7 million. Net revenues of the Company's subsidiary that develops software increased approximately $0.6 million. The net revenue of the Company's subsidiary that provides orthotic products increased approximately $0.5 million.

     On a same store basis, operating expenses decreased $8.7 million, or 17.8%, from $48.8 million for the three months ended June 30, 1999 to $40.1 for the three months ended June 30, 2000. Total net revenues and operating expenses for nonreportable segments represent less than 10.0% of the Company's consolidated results. Operating results were negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Development of the Company's products are not expected to reach the stage under which capitalization is permitted until 2001.

     Corporate general and administrative costs not directly attributed to segments decreased $7.9 million, or 28.5%, from $27.7 million for the three months ended June 30, 1999 to $19.8 million for the three months ended June 30, 2000. As a percentage of consolidated net revenues of approximately $621.0 million and $667.2 million for the three months ended June 30, 2000 and 1999, respectively, which excludes the effect of the 1999 negative revenue adjustments of $66.3 million, corporate general and administrative expenses not directly attributed to segments decreased from 4.2% to 3.2%. This decrease was primarily due to the Company increasing its allocation to the operating segments of costs that are directly attributable to the operating segments. The increased allocation more accurately reflects the operating costs of corporate and the operating segments.

    Net interest expense not directly attributed to segments decreased $28.0 million, or 90.0%, from $31.1 million for the three months ended June 30, 1999 to $3.1 million for the three months ended June 30, 2000. As a percentage of consolidated net revenues, excluding the effect of the 1999 negative revenue adjustments, interest expense decreased from 4.7% for the three months ended June 30, 1999 to 0.5% for the three months ended June 30, 2000. Due to the Company filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue approximately $41.9 million of interest expense on its debt obligations and the CTIPS during the second quarter of 2000. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's consolidated financial statements."

Dividends on Convertible Preferred Stock
----------------------------------------

     In May 1998, the Company issued $345.0 million of 7.0% CTIPS. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer interest payments, therefore, no interest was paid on the CTIPS during the second quarter of 1999. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continue to accrue. The Company does not expect to make principal or interest payments on the CTIPS in the future. As of June 30, 2000, the amount of accrued and deferred interest and penalties was approximately $18.3 million. Due to the Company filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the second quarter of 2000. See "Note 8 - Convertible Trust Issued Preferred Securities in the Company's consolidated financial statements."

OTHER SPECIAL AND NON-RECURRING CHARGES

Financial Restructuring

     During the second quarter of 1999, the Company recorded financial restructuring costs of $6.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit
Facility, the 9.4% Subordinated Notes and the 9.5% Subordinated Notes (see "Liquidity and Capital Resources").

Reorganization Costs, net

     During the second quarter of 2000, the Company recorded net reorganization costs of $15.5 million. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's consolidated financial statements."

Legal and Regulatory

     In August 2000, the Bankruptcy Court approved an agreement entered into between the Company and the U.S. Departments of Justice and Health and Human Services pursuant to which the Company paid the U.S. government approximately $1.2 million. The payment was in consideration of the government's agreement to allow the Company to transfer certain of its facilities to new operators without pursuing the new operators for alleged claims against the Company for pre-transfer conduct, and for the release and waiver of certain pre-transfer claims against the Company related to the facilities to be transferred to new operators. The Company recorded additional charges of approximately $1.4 million related to the transfer of certain of its facilities to new operators.

OTHER LONG-LIVED ASSETS

Loss on Sale of Assets, net

     During the second quarter of 2000, a net non-cash charge of approximately $8.8 million was recorded to reduce the carrying amount of the international operations, certain domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's consolidated balance sheets and actual divestitures. The charges are recorded in loss on sale of assets, net and reorganization costs, net in the Company's consolidated statements of losses. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

     During the second quarter of 1999, a net non-cash charge of approximately $34.9 million was recorded due to the anticipated and or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. In addition during the second quarter of 1999, the company recorded a loss of approximately $16.9 million related to the sale-lease back of 11 facilities in the United Kingdom which was completed in July of 1999.

Gain on Sale of Assets

     During the second quarter of 2000, the Company recorded a gain of approximately $1.0 million on the sale of assets. The gain is recorded in reorganization costs, net in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11 and Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

Impairment of Goodwill and Other Long-Lived Assets

     During the second quarter of 2000, the Company recorded a non-cash impairment charge of $1.8 million. The charge was related to the write-down of goodwill and software in the Company's Other Operations segment. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying inpatient facilities or business segment. The long-lived assets are considered to be impaired when the expected future cash flows of the inpatient facilities or other business segment do not exceed the carrying balances of the goodwill or other long-lived assets. The Company recorded a non-cash impairment charge of $397.4 million in 1998 due primarily to the anticipated decrease in net revenues caused by the implementation of the Medicare PPS reimbursement method. In the second quarter of 1999, the Company determined that its future net revenues would be less than projected in connection with its 1998 impairment analysis. As a result of the reduction in projected future net revenues, the Company determined that its investment in certain facilities and operations was impaired; a non-cash charge of approximately $400.0 million was recorded in the second quarter of 1999 for long-lived asset impairment. The charge included approximately $289.2 million related to the Company's Inpatient Services segment, $39.5 million related to its Rehabilitation and Respiratory Therapy Services segment, $26.3 million is related to its Pharmaceutical and Medical Supply Services segment, $44.3 million related to its International Operations segment and approximately $10.7 million related to its Other Operations segment.

     The significant write-down of goodwill and other long-lived assets resulted from the decline in both the level of Medicare reimbursement and demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services due to the industry changes mandated by PPS. Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

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

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the three months ended June 30, 2000 was $31.4 million compared to a net loss of $588.6 million for the three months ended June 30, 1999. Before considering the impairment loss, the loss on sale of assets, net, legal and regulatory costs and the reorganization costs, net, the loss before income taxes for the three months ended June 30, 2000 was $9.8 million compared to a $130.8 million loss before income taxes before considering the loss on sale of assets, net, the impairment loss and the financial restructuring costs for the three months ended June 30, 1999. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets and the CTIPS since the Filing Date. The contractual interest expense that was not paid or accrued for the three months ended June 30, 2000 was approximately $41.9 million. The net loss in the second quarter of 2000 and 1999 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

     Income  tax  expense  for  the  three   months  ended  June  30,  2000  was
approximately $0.1 million. There was no income tax expense for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

INPATIENT SERVICES

     On a same store basis, net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $82.0 million from $790.0 million for the six months ended June 30, 1999 to $872.0 million for the six months ended June 30, 2000, a 10.4% increase. Net revenues were negatively impacted in the second quarter of 1999 by certain changes in accounting estimates for third party settlements. In the second quarter of 1999, the Company recorded negative revenue adjustments totaling approximately $66.3 million. The adjustments included $12.2 million for the projected settlement of 1998 facility costs reports based on the Company's filing of its 1998 cost reports with its fiscal intermediary in the second quarter and $6.7 million of revenue adjustments related to the results of certain Medicare and Medicaid cost report audits. In addition, the negative revenue adjustments included reserves of $47.4 million for certain Medicare cost reimbursements, primarily requests for exceptions to the Medicare established routine cost limitations, which have been delayed pending review by HCFA. Historically, such reimbursement was formula based and approval given ordinarily upon confirmation of the calculation by the Company's Medicare fiscal intermediary. Revenue was recognized when a reasonable estimate of the amount receivable was determined. Due to the pending review, the Company believes it can no longer make a reasonable estimate of the amount receivable and accordingly reserved the amount outstanding during the second quarter of 1999. On a same store basis, excluding the effect of the 1999 negative revenue adjustments, net revenues for the six months ended June 30, 1999, increased $15.7 million, or 1.8%, from $856.3 million to $872.1 million for the six months ended June 30, 2000. This increase is partially the result of enhanced Medicaid rates. In addition, certain Medicare rates showed improvement during the second quarter, however, there was a decrease in the Medicare census.

     On a same store basis, operating expenses, which include rent expense of $96.9 million and $97.1 million for the six months ended June 30, 2000 and 1999, respectively, increased $31.1 million, or 4.0%, from $781.1 million for the six months ended June 30, 1999 to $812.2 million for the six months ended June 30, 2000. The increase is primarily due to increasing labor costs. On a same store basis, operating expenses as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, increased from 91.2% for the six months ended June 30, 1999 to 93.1% for the six months ended June 30, 2000.

     On a same store basis, corporate general and administrative expenses, which include regional costs, related to the supervision of operations, increased $4.4 million, or 27.5%, from $16.0 million for the six months ended June 30, 1999 to $20.4 million for the six months ended June 30, 2000. The increase is primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead due to facility divestitures during 1999 and 2000. On a same store basis, as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, corporate general and administrative expenses increased from 1.9% for the six months ended June 30, 1999 to 2.3% for the six months ended June 30, 2000.

     On a same store basis, the provision for losses on accounts receivable decreased $5.3 million, or 50.0%, from $10.6 million for the six months ended June 30, 1999 to $5.3 million for the six months ended June 30, 2000. On a same store basis, as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, the provision for losses on accounts receivable decreased from 1.2% for the six months ended June 30, 1999 to 0.6% for the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company increased its reserves due to the increased aging of certain accounts receivable. An equivalent increase was not necessary during the six months ended June 30, 2000.

     On a same store basis, depreciation and amortization decreased $6.0 million, or 35.7%, from $16.8 million for the six months ended June 30, 1999 to $10.8 million for the six months ended June 30, 2000. On a same store basis, as a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, depreciation and amortization expense decreased from 2.0% for the six months ended June 30, 1999 to 1.2% for the six months ended June 30, 2000. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999 and facility divestitures during 1999. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     On a same store basis, net interest expense increased $1.1 million, or 27.5%, from $4.0 million for the six months ended June 30, 1999 to $5.1 million for the six months ended June 30, 2000. The increase is partially the result of interest incurred related to the late filing of certain Medicare cost reports. As a percentage of net revenues, excluding the effect of the 1999 negative revenue adjustments, interest expense increased from 0.5% for the six months ended June 30, 1999 to 0.6% for the six months ended June 30, 2000.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased $17.6 million, or 13.7%, from $128.3 million for the six months ended June 30, 1999 to $110.7 million for the six months ended June 30, 2000. Revenues from services provided to affiliated facilities decreased $8.0 million, or 11.6%, from $69.0 million for the six months ended June 30, 1999 to $61.0 million for the six months ended June 30, 2000. Revenues from services provided to nonaffiliated facilities decreased approximately $9.6 million, or 16.2%, from $59.3 million for the six months ended June 30, 1999 to $49.7 million or the six months ended June 30, 2000. These decreases are primarily the result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory therapy models in an effort to better control costs under a fixed reimbursement system. This was especially existent with respiratory therapy as this service was not covered under the ancillary component of the PPS rate structure. The net revenues for the six months ended June 30, 1999 were significantly down from prior periods in 1998 because PPS was fully implemented for most of the industry during the first quarter of 1999. The decline in net revenues has continued, with a significant reduction in contracts from the second quarter of 1999 to the second quarter of 2000. Specifically, there were 1,195 affiliated and nonaffiliated contracts as of June 30, 2000 compared to 1,500 affiliated and nonaffiliated contracts as of June 30, 1999. The Company terminated certain nonaffiliated contracts due to issues related to customers' credit worthiness. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The Company's divestiture of inpatient facilities in 1999 and 2000 contributed to the decrease in affiliated revenues.

     Operating expenses decreased $35.2 million, or 29.7%, from $118.4 million for the six months ended June 30, 1999 to $83.2 million for the six months ended June 30, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges - Corporate Restructuring Costs"). Operating expenses as a percentage of net revenues decreased from 92.3% for the six months ended June 30, 1999 to 75.2% for the six months ended June 30, 2000. This decrease is attributable to reductions in cost structure. The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which has dramatically reduced its cost structure by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists. Equipment rental costs decreased approximately $3.2 million in the second quarter of 2000 due to the Company shutting down its therapy equipment manufacturing operations.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $2.8 million for the six months ended June 30, 2000. Corporate general and administrative expenses as a percentage of net revenues were 2.5% for the six months ended June 30, 2000. The Company did not allocate corporate general and administrative expenses to the Rehabilitation and Respiratory Therapy Services segment during the six months ended June 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000. This allocation will more accurately state the operational costs of corporate and the segment.

     Provision for losses on accounts receivable decreased $2.8 million, or 35.4% from $7.9 million for the six months ended June 30, 1999 to $5.1 million for the six months ended June 30, 2000. As a percentage of net revenues, provision for losses on accounts receivable decreased from 6.2% for the six months ended June 30, 1999 to 4.6% for the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company increased its reserves due to the impact of PPS, which for certain nonaffiliated customers had negatively affected their cash flows adversely affecting the collectibility of amounts due the Company. The Company received approximately $4.0 million related to accounts receivable that the Company had previously fully reserved. Due in part to this receipt, a provision for accounts receivable for the six months ended June 30, 2000 equivalent to the provision recorded in the six months ended June 30, 1999 was not necessary.

     Depreciation and amortization decreased $2.5 million, or 56.8%, from $4.4 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 3.4% for the six months ended June 30, 1999 to 1.7% for the six months ended June 30, 2000, respectively. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES

     Net revenues from pharmaceutical and medical supply services increased $0.7 million, or 0.5%, from $148.6 million for the six months ended June 30, 1999 to $149.3 million for the six months ended June 30, 2000. Pharmaceutical services' net revenues from nonaffiliated parties increased approximately $2.5 million, or 3.0% while net revenues from affiliated parties decreased approximately $1.0 million, or 3.2%. The increase in nonaffiliated revenues was due to an increase in the average price per prescription. The decrease in affiliated revenues was a result of the Company divesting inpatient facilities in 1999 and 2000 partially offset by an increase in the pricing structure related to the Company's
Inpatient Services segment. Medical supply services' net revenues from nonaffiliated parties decreased approximately $5.1 million, or 21.4% while net revenues from affiliated parties increased approximately $4.3 million, or 34.3%. The Company experienced a loss in nonaffiliated contracts when sales personnel left the Company and certain of their customers ceased doing business with the Company. The increase in affiliated revenues is a result of an increase in sales to the Company's Inpatient Services segment including non-recurring sales of approximately $1.2 million in the second quarter of 2000.

     Operating expenses increased $1.4 million, or 1.0%, from $134.6 million for the six months ended June 30, 1999 to $136.0 million for the six months ended June 30, 2000. Operating expenses as a percentage of net revenues increased 0.6% from 90.6% for the six months ended June 30, 1999 to 91.1% for the six months ended June 30, 2000. Pharmaceutical services' operating expenses increased approximately $3.1 million, or 3.1%. The increase is primarily due to increases in labor, benefit and insurance costs along with an increase in cost of goods sold based on an increase in sales. Medical supply services' operating expenses decreased approximately $1.7 million, or 4.6%. The decrease in cost of goods sold is as a result of the decrease in sales.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $1.8 and $0.7 million for the six months ended June 30, 2000 for pharmaceutical services and medical supply services, respectively. Corporate general and administrative expenses as a percentage of net revenues were 1.8% for the six months ended June 30, 2000. The Company did not allocate corporate general and administrative expenses to the Pharmaceutical and Medical Supply Services segment during the six months ended June 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000. This allocation will more accurately state the operational costs of corporate and the segment.

     Provision for losses on accounts receivable decreased $4.3 million, or 58.1%, from $7.4 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 5.0% for the six months ended June 30, 1999 to 2.1% for the six months ended June 30, 2000. The pharmaceutical supply services' provision for losses on accounts receivable decreased approximately $5.2 million or 71.9%. During the six months ended June 30, 1999, the Company increased its reserves as a result of the affect PPS had on certain nonaffiliated customers' cash flow which impacted the collectibility of the Company's accounts receivable. An equivalent increase was not necessary during the six months ended June 30, 2000. The medical supply services' provision for losses on accounts receivable increased approximately $0.9 million, or 326.5%. The increase was primarily due to a deterioration in the aging of the Company's accounts receivable. The deterioration is in part due to certain of the Commpany's customers filing for bankruptcy.

     Depreciation and amortization decreased $1.2 million, or 28.6%, from $4.2 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 2.8% for the six months ended June 30, 1999 to 2.0% for the six months ended June 30, 2000. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

INTERNATIONAL OPERATIONS

     Revenues from international operations increased $0.4 million, or 0.3%, from $145.2 million for the six months ended June 30, 1999 to $145.6 million for the six months ended June 30, 2000. The increase was primarily due to the increase in occupancy for the European operations and the re-opening of the Sydney Southwest Hospital in Australia in September 1999. These increases were offset by the sale of 18 pharmacies in the United Kingdom during the first quarter and beginning of the second quarter of 2000 and the general weakening of the world currencies in relation to the United States' dollar.

     Operating expenses, which include rent expense of $19.0 million and $21.2 million for the six months ended June 30, 1999 and 2000, respectively, increased approximately $6.7 million, or 5.1%, from $131.5 million for the six months ended June 30, 1999 to $138.2 million for the six months ended June 30, 2000. As a percentage of net revenues, operating expenses increased from 90.6% for the six months ended June 30, 1999 to 94.9% for the six months ended June 30, 2000. The net increase is primarily attributable to increased leasing expense in the United Kingdom due to a sale-leaseback transaction completed in July 1999, increased operating expenses due to increased occupancy levels and increased labor costs due to wage inflation and the use of temporary staffing. These increases are partially offset by a reduction in overhead due to the sale of 18 pharmacies in the United Kingdom during the first quarter and beginning of second quarter of 2000 and the general weakening of the world currencies in relation to the United States' dollar.

     Corporate general and administrative expenses were $6.9 million for the six months ended June 30, 2000 and 1999. As a percentage of net revenues, corporate general and administrative expenses decreased from 4.8% for the six months ended June 30, 1999 to 4.7% for the six months ended June 30, 2000.

     Depreciation and amortization decreased $4.7 million, or 65.3%, from $7.2 million for the six months ended June 30, 1999 to $2.5 million for the six months ended June 30, 2000. The decrease is the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets in the second and fourth quarters of 1999. In addition, no depreciation or amortization was recorded for the three months ended June 30, 2000 because the international operations were classified as assets held for sale in the Company's consolidated balance sheets as of March 31, 2000. In accordance with FAS 121, the Company wrote down the assets held for sale to the Company's estimate of selling value less selling costs, and accordingly, did not record depreciation or amortization expense for the three months ended June 30, 2000. The carrying value of the assets held for sale will be realized as a result of disposition rather than through operations. As a percentage of net revenues, depreciation and amortization decreased from 5.0% for the six months ended June 30, 1999 to 1.7% for the six months ended June 30, 2000. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     The Company divested 18 pharmacies in the United Kingdom during the six months ended June 30, 2000. No assurance can be given that the remaining international operations will be sold. The Company recorded a charge of approximately $142.7 million during the six months ended June 30, 2000 to reduce the carrying value of its international operations to its estimate of selling value less selling costs. The charge is recorded in reorganization costs, net in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11, Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

     The Company divested its operations in Spain for approximately $8.0 million in October 2000. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is also seeking to divest its operations in Germany and the United Kingdom. No assurance can be give that the Company will successfully divest its operations in Germany and the United Kingdom. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 15 - Subsequent Events in the Company's consolidated financial statements."

OTHER NONREPORTABLE SEGMENTS AND CORPORATE GENERAL AND ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. During the fourth quarter of 1999, the Company divested 12 of its assisted living facilities and its hospice operations in the United States. During the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities of which one campus includes a skilled nursing facility. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. During the second quarter of 2000, the Company completed the sale of the other four assisted living facilities that were part of the agreement entered into during the first quarter of 2000. In addition, the Company transferred its two remaining assisted living facilities from the Other Operations segment to the Inpatient Services segment. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements." On a same store basis, net revenues from other nonreportable segments decreased $11.0 million, or 10.6%, from $103.9 million for the six months ended June 30, 1999 to $92.9 million for the six months ended June 30, 2000. Approximately $1.3 million of the decrease was in the Company's temporary therapy staffing subsidiary which was adversely affected by the long-term care industry's transition to PPS. Approximately $3.8 million of the decrease was in the Company's subsidiary that provides Medicare billing services. During 1999, Medicare billing services were provided to both affiliated and nonaffiliated entities. During the six months ended June 30, 2000, Medicare billing services were provided only to nonaffiliated customers. Approximately $4.3 million of the decrease was in the Company's subsidiary that provides home health care services. The Company announced its intent to divest this subsidiary in the second quarter of 1999 which caused a decrease in its customer base and revenues. Although the Company no longer intends to divest the subsidiary, customers and revenues have not returned to the first and second quarter 1999 levels. Approximately $1.6 million of the decrease was in the Company's subsidiary that provides radiology and laboratory services. The decrease was due to the closure of a laboratory in the second quarter of 1999 and increases in contractual allowances. Approximately $0.9 million of the decrease was in the Company's subsidiary that develops software. These decreases were offset by an increase of approximately $0.9 million in the Company's subsidiary that provides orthotic products.

     On a same store basis, operating expenses decreased $17.0 million, or 16.4%, from $103.7 million for the six months ended June 30, 1999 to $86.7 for the six months ended June 30, 2000. Total net revenues and operating expenses for nonreportable segments represent less than 10.0% of the Company's consolidated results. Operating results were negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Development of the Company's products are not expected to reach the stage under which capitalization is permitted until 2001.

     Corporate general and administrative costs not directly attributed to segments decreased $11.8 million, or 21.0%, from $56.2 million for the six months ended June 30, 1999 to $44.4 million for the six months ended June 30, 2000. As a percentage of consolidated net revenues of $1,258.9 million and $1,340.2 million for the six months ended June 30 2000 and 1999, respectively, excluding the effect of the 1999 negative revenue adjustments of $66.3 million, on a same store basis corporate general and administrative expenses not directly attributed to segments decreased from 4.3% to 3.5%. This decrease was primarily due to the Company increasing its allocation to the operating segments of costs that are directly attributable to the operating segments. The increased allocation more accurately reflects the operational costs of corporate and the operating segments.

     Net interest expense not directly attributed to segments decreased $56.1 million, or 92.6%, from $60.6 million for the six months ended June 30, 1999 to $4.5 million for the six months ended June 30, 2000. As a percentage of consolidated net revenues, excluding the effect of the negative revenue adjustments, interest expense decreased from 4.5% for the six months ended June 30, 1999 to 0.4% for the six months ended June 30, 2000. During the six months ended June 30, 2000, the Company did not pay or accrue approximately $83.1 million of interest expense on its debt obligations and the CTIPS due to its filing for protection under Chapter 11 and in accordance with SOP 90-7. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's consolidated financial statements."

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345.0 million of 7.0% CTIPS. The Company paid interest of approximately $6.0 million during the six months ended June 30, 1999. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer interest payments. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continue to accrue. The Company does not expect to make principal or interest payments on the CTIPS in the future. As of June 30, 2000, the amount of accrued and deferred interest and penalties was approximately $18.3 million. Due to the Company filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the second quarter of 2000. See "Note 8 - Convertible Trust Issued Preferred Securities in the Company's consolidated financial statements."

OTHER SPECIAL AND NON-RECURRING CHARGES

Financial Restructuring

     During the second quarter of 1999, the Company recorded financial restructuring costs of $6.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9.4% Subordinated Notes and the 9.5% Subordinated Notes.

Reorganization Costs, net

     The Company recorded net reorganization costs of approximately $172.1 million during the six months ended June 30, 2000. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's consolidated financial statements."

Corporate Restructuring Costs

     In the fourth quarter of 1998, the Company initiated a corporate restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations, and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consists of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of June 30, 2000 and December 31, 1999, the Company had paid approximately $2.5 million in termination benefits to 1,440 employees that had been terminated under the 1998 corporate restructuring plan. As of June 30, 2000 and December 31, 1999, the Company had paid approximately $0.3 million and $0.1 million, respectively, in lease termination costs under the 1998 corporate restructuring plan. As of June 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring costs reserve balance relating to employee terminations was approximately $1.2 million. As of June 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring reserve balance relating to lease termination costs was approximately $0.6 million and $0.8 million, respectively. Approximately $0.6 million of the 1998 corporate restructuring costs reserve balance of approximately $1.8 million as of June 30, 2000 and approximately $2.0 million as of December 31, 1999 is comprised of prepetition severance accruals that are classified as liabilities subject to compromise in the Company's consolidated balance sheets. As of June 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 corporate restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. As part of the relocation, the Company terminated 96 employees of these subsidiaries. The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. During the six months ended June 30, 1999, the Company paid approximately $4.4 million in employee termination benefits under the 1999 corporate restructuring plan. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

Legal and Regulatory

     In August 2000, the Bankruptcy Court approved an agreement entered into between the Company and the U.S. Departments of Justice and Health and Human Services pursuant to which the Company paid the U.S. government approximately $1.2 million. The payment was in consideration of the government's agreement to allow the Company to transfer certain of its facilities to new operators without pursuing the new operators for alleged claims against the Company for pre-transfer conduct, and for the release and waiver of certain pre-transfer claims against the Company related to the facilities to be transferred to new operators. The Company recorded additional charges of approximately $1.4 million related to the transfer of certain of its facilities to new operators.

Cumulative Effect of Change in Accounting Principle

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position: "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. In the first quarter of 1999, the Company adopted the provisions of SOP 98-5, which resulted in a cumulative effect of an accounting change pretax charge of $13.7 million.

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

OTHER LONG-LIVED ASSETS

Gain on Sale of Assets

     During the six months ended June 30, 2000, the Company recorded gains on the sale of assets of approximately $9.9 million. Approximately $9.0 million and $0.9 million is recorded in gain on sale of assets and reorganization costs, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11 and Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

Loss on Sale of Assets, net

     A net non-cash charge of approximately $161.5 million was recorded during the six months ended June 30, 2000 to reduce the carrying amount of the Company's international operations, certain domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's consolidated balance sheets and actual divestitures. Approximately $159.9 million and $1.6 million of the charge is recorded in reorganization costs, net and loss on sale of assets, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11 and Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     A non-cash charge of approximately $52.0 million was recorded during the six months ended June 30, 1999 due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. In addition, the Company recorded a loss of approximately $16.9 million related to the sale-leaseback of 11 facilities in the United Kingdom, which was completed in July of 1999. The Company also recorded an additional loss of approximately $2.0 million on the sale of its Canadian operations. The Company reversed approximately $7.0 million of losses on assets held for sale during the six months ended June 30, 1999 when the Company decided not to dispose of certain non-core businesses previously classified as assets held for sale at December 31, 1998. The losses and loss reversals are recorded in loss on sale of assets, net in the Company's consolidated statements of losses. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

Impairment Loss

     During the second quarter of 2000, the Company recorded a non-cash impairment charge of $1.8 million. The charge was related to the write-down of goodwill and software in the Company's Other Operations segment. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     The Company recorded a non-cash impairment charge of $400.0 million in the second quarter of 1999. See discussion for Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the six months ended June 30, 2000 was $197.1 million compared to a net loss of $701.7 million for the six months ended June 30, 1999. Before considering the gain on sale of assets, legal and regulatory costs, impairment loss, loss on sale of assets, net and the reorganization costs, net, the loss before income taxes and cumulative effect of change in accounting principle for the six months ended June 30, 2000 was $27.7 million compared to $203.3 million before income taxes and cumulative effect of change in accounting principle before considering the impairment loss, the loss on sale of assets, net, the corporate restructuring costs, the financial restructuring costs and the loss on termination of interest rate swaps for the six months ended June 30, 1999. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets and the CTIPS since the Filing Date. The contractual interest expense that was not paid or accrued for the six months ended June 30, 2000 was approximately $83.1 million. The net loss during the six months ended June 30, 2000 and 1999 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

     Income tax expense for the six months ended June 30, 2000 was $0.1 million compared to $0.9 million for the six months ended June 30, 1999. In the six months ended June 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999 the Company established a valuation allowance for United Kingdom deferred tax assets resulting from its net operating losses, which may not be realizable.

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

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with up to $200.0 million in debtor-in-possession financing. The Revolving Credit Agreement was amended as of September 21, 2000 (as amended, the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory.

     As of September 30, 2000, up to approximately $133.5 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $64.8 million and had issued approximately $34.1 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at September 30, 2000 of approximately $52.5 million. In July 2000, the Company obtained waivers on several defaults under the DIP Financing Agreement. The waiver was subject to the Company and the lenders entering into, and the Bankruptcy Court approving, an amendment to the DIP Financing Agreement. The amendment was entered into in September 2000 and approved by the Bankruptcy Court in October 2000. If the Company is unable to comply with the covenants contained in the DIP Financing Agreement or is unable to obtain a waiver of any such future covenant violation, then the Company would lose its ability to borrow under the DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 3 -
Debtor-in-Possession Financing in the Company's consolidated financial statements."

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

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. Commencing on October 1, 2000, the parties to the agreement in principle have the right to withdraw from such agreement. The Company is not currently aware of any withdrawals from the agreement. The specific terms of the expired agreement in principle are reflected in a restructuring term sheet dated October 26, 1999, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated October 14, 1999 and filed October 26, 1999. The agreement in principle would provide Sun's bank lenders with cash, new senior long-term debt, new preferred stock and new common stock. Sun's senior subordinated bondholders would receive new common stock. The agreement in principle also would provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstated a significant portion of Sun's secured debt. The agreement in principle provides that holders of the Company's outstanding convertible subordinated debt, CTIPS, and common stock would not receive any recovery in the plan of reorganization. No assurance can be given that the parties will not withdraw from the agreement in principle and that, if so, the Company would be able to enter into a new agreement in principle. Further, no assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the old, or a new, agreement in principle.

     The Company is currently seeking Bankruptcy Court approval of an extension of the Company's exclusive periods in which to file a plan of reorganization from November 9, 2000 to January 8, 2001 and to solicit acceptances of the plan from January 8, 2001 to March 9, 2001.

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the Chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as liabilities subject to compromise at June 30, 2000 and December 31, 1999 in the Company's consolidated balance sheets. At June 30, 2000, the Company had a working capital deficit of $110.7 million and cash and cash equivalents of $55.3 million as compared to a working capital deficit of $17.3 million and cash and cash equivalents of $25.0 million at December 31, 1999.

     For the six months ended June 30, 2000, net cash provided by operating activities was approximately $8.4 million compared to net cash used for operating activities for the six months ended June 30, 1999 of approximately $9.4 million. The net cash provided by operating activities for the six months ended June 30, 2000 is primarily from the receipt of tax refunds and additional redemption payments from an investment. Additionally, the company had lower working capital requirements due to the utilization of inventory and less cash needed for insurance payments.

     The Company incurred approximately $16.0 million and $25.4 million in capital expenditures during the three and six month periods ended June 30, 2000, respectively. Expenditures related primarily to the construction of a corporate office building and routine capital expenditures. The Company had construction commitments as of June 30, 2000, under various contracts of approximately $4.1 million in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

     During the three and six month periods ended June 30, 2000, the Company recorded net reorganization costs of $15.5 million and $172.1 million, respectively. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's consolidated financial statements."

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program for 2000 will not have a material adverse impact on the Company's financial condition and results of operations or that the Company will not be required to continue this program in future years. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the three and six month periods ended June 30, 2000 were approximately $8.5 million and $17.1 million, respectively. Claims paid under the professional liability for the three and six month periods ended June 30, 2000 were immaterial.

     The Company also conducts business in the United Kingdom, Spain, Australia and Germany. International operations accounted for approximately 11.6% and 11.4% of the Company's total net revenues during the six months ended June 30, 2000 and 1999, respectively, and 10.7% of the Company's consolidated total assets at June 30, 2000. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the Company's estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During the first quarter of 1999, the Company recognized an additional loss of approximately $17.1 million on certain of these non-core businesses based on revised estimates of selling value less selling costs. During the first quarter of 1999, the Company decided not to dispose of certain non-core businesses previously recorded as assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million was recorded in the first quarter of 1999. The Company completed the sale of its Canadian operations in the first quarter of 1999 resulting in an additional loss on the sale of approximately $2.0 million which was recorded in the first quarter of 1999. During the second quarter of 1999, the Company recorded a non-cash charge to record losses on assets held for sale of approximately $51.8 million. The losses include (i) approximately $34.9 million to further reduce the carrying amount of certain assisted living facilities and certain other inpatient facilities classified as assets held for sale based on revised estimates of selling value less selling costs and (ii) approximately $16.9 million related to the sale of 11 long-term care facilities in the United Kingdom which the Company leased back under 12 year leases. The additional losses and loss reversal are recorded in loss on sale of assets, net in the Company's consolidated statements of losses. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     During the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The Company recognized a loss of approximately $142.7 million during the six months ended June 30, 2000 to reduce the carrying value of its international operations to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs, net in the Company's consolidated statements of losses. During the six months ended June 30, 2000, Sun divested 18 pharmacies in the United Kingdom. The aggregate cash consideration received for these divestitures during the six months ended June 30, 2000 was approximately $13.6 million. The aggregate cash received subsequent to June 30, 2000 for the sales of the pharmacies in the United Kingdom was approximately $0.8 million. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     The Company divested its operations in Spain for approximately $8.0 million in October 2000. The Company's operations in Australia were placed in receivorship by its secured creditors in September, 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is also seeking to divest its operations in Germany and the United Kingdom. No assurance can be give that the Company will successfully divest its operations in Germany and the United Kingdom. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 15 - Subsequent Events in the Company's consolidated financial statements."

     During  the  first  quarter  of  2000,   the  Company  began  pursuing  the
disposition of certain non-core businesses including its SunCare respiratory therapy business. The Company recognized a loss of approximately $7.8 million in the first quarter of 2000 to reduce the carrying value of its SunCare respiratory therapy business to the Company's estimate of selling value less selling costs. No purchase agreement has been entered into and the Company cannot predict when, or if, this business will be sold. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. The Company recognized a loss of approximately $0.5 million in the first quarter of 2000 to reduce the carrying value of these two pharmacies to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs, net in the Company's consolidated statements of losses. The Company cannot predict when, or if, these pharmacies will be sold. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. These intended divestitures require Bankruptcy Court approval. See "Note 15 - Subsequent Events in the Company's consolidated financial statements."

     During the second quarter of 2000, the Company divested 20 skilled nursing facilities and one assisted living facility. See "Note 6 - Impairment of
Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements." As of October 10, 2000, the Company had identified 67 skilled nursing facilities, six comprehensive outpatient rehabilitation facilities, three assisted living facilities, one medical office building and other non-core businesses for disposal. During the second quarter of 2000, the Company will divest six skilled nursing facilities. See "Note 15 - Subsequent Events in the Company's consolidated financial statements."

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which included a skilled nursing facility on its campus. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million which was received subsequent to June 30, 2000. In addition, the Company obtained a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in the first quarter transaction totaled approximately $49.8 million. The estimated aggregate net loss, which had been previously recorded for the entire transaction involving the 16 assisted living facilities was approximately $71.2 million of which approximately $17.4 million and $53.8 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal is recorded in gain on sale of assets in the Company's consolidated statements of losses. During the second quarter of 2000, the Company completed the sale of the other four assisted living facilities which were part of the agreement entered into during the first quarter of 2000. In addition, the Company transferred its two remaining assisted living facilities from the Other Operations segment to the Inpatient Services segment. The cash consideration received subsequent to June 30, 2000 from this second quarter transaction was approximately $0.2 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $15.8 million. See "Note 6 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of June 30, 2000 and December 31, 1999, the Company's purchase liabilities reserve balance was approximately $12.1 million and $15.5 million, respectively.

     The common stock of the Company was suspended and then delisted from trading on the New York Stock Exchange (the "Exchange") on June 29, 1999 and August 20, 1999, respectively. The delisting was the result of the Company falling below the Exchange's minimum continued listing criteria relating to the Company's (i) net tangible assets available to common stock (less than $12.0 million) and (ii) average net income after taxes for the past three years (less than $0.6 million). The Company's common stock has subsequently traded on the Over-the-Counter Bulletin Board under the symbol "SHGE".

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

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company has requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of QUI TAM lawsuits that remain under seal and which are not described above. The DOJ has advised the Company of the nature of several of the allegations under investigation regarding the Company's subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for (i) certain management fees related to the provision of therapy services, (ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement at December 31, 1999 and in each of the months for the period ended June 30, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with financial statements for the year ended December 31, 1999 and the quarters ended March 31 and June 30, 2000. In September 2000, the DIP Lenders waived the defaults and the Company and the DIP Lenders entered into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant. In connection with the amendment, the Company paid to the DIP Lenders a $250,000 fee to enter into the amendment. See "Note 3 - Debtor-in-Possession Financing in the Company's consolidated financial statements."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 First Amendment to Revolving Credit Agreement dated as of September 21, 2000 among the Company and each of its subsidiaries which are borrowers under the Financing Agreement, and the lenders named therein. The CIT Group/Business Credit, Inc. as Lenders' Agent and Heller Healthcare Finance, Inc. as Collateral Agent.

27.1 Financial Data Schedule.

(b)  Reports on Form 8-K

       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SUN HEALTHCARE GROUP, INC.

   Date: November 1, 2000                    By:   /s/ Robert D. Woltil*
                                                   ---------------------
                                                      Robert D. Woltil
                                                      Chief Financial Officer

*  Signing on the behalf of the Registrant and as principal financial officer.