Form 10-Q
period 2000-09-30
SUN HEALTHCARE GROUP INC
filed 2001-01-19
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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


     As of January 8, 2001, there were 63,017,316 shares of the Registrant's $.01 par value Common Stock outstanding, net of treasury shares.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                      INDEX

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                          PART I. FINANCIAL INFORMATION

                                                                                                                   Page Numbers
                                                                                                                   ------------

Item 1.            Consolidated Financial Statements

                   Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999 (unaudited)..............................              3-4

                   Consolidated Statements of Losses
                   For the three and nine months ended September 30, 2000 and 1999 (unaudited).......              5-6

                   Consolidated Statements of Comprehensive Losses
                   For the three and nine months ended September 30, 2000 and 1999 (unaudited).......              7

                   Consolidated Statements of Cash Flows
                   For the nine months ended September 30, 2000 and 1999 (unaudited).................              8-9

                   Notes to the Consolidated Financial Statements....................................              10

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................              44

Item 3.            Quantitative and Qualitative Disclosures About Market Risk........................              64


                                                      PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................              65

Item 3.            Defaults Upon Senior Securities...................................................              65

Item 6.            Exhibits and Reports on Form 8-K..................................................              65

Signatures...........................................................................................              66

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      2000                 1999
                                                                                      ----                 ----

Current assets:
      Cash and cash equivalents...............................................       $    49,245           $   25,047
      Accounts receivable, net of allowance for doubtful accounts of  $167,906
           at September 30, 2000 and $151,841 at December 31, 1999............           171,340              254,464
      Other receivables, net..................................................             3,986               15,916
      Inventory, net..........................................................            23,132               42,983
      Prepaids and other assets...............................................            10,929               15,087
                                                                                -----------------     ----------------
           Total current assets...............................................           258,632              353,497

Property and equipment, net...................................................           262,086              446,176
Goodwill, net.................................................................           318,877              475,567
Notes receivable, net of allowances of $4,000 at September 30, 2000
  and $6,556 at December 31, 1999.............................................            17,104               22,698
Assets held for sale..........................................................           185,016               70,609
Other assets, net.............................................................            41,697               69,941
                                                                                -----------------     ----------------
           Total assets.......................................................     $   1,083,412         $  1,438,488
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                                2000               1999
                                                                                                ----               ----
Current liabilities:
  Current portion of long-term debt..................................................        $    73,152         $   44,776
  Current portion of obligations under capital leases................................                248                433
  Accounts payable...................................................................             25,442             53,787
  Accrued compensation and benefits..................................................             96,717             84,117
  Accrued interest...................................................................              7,968              2,972
  Accrued self-insurance obligations.................................................             44,434             59,075
  Other accrued liabilities..........................................................            153,166            116,489
  Income tax payables................................................................             12,784              9,130
                                                                                       -----------------  -----------------

  Total current liabilities..........................................................            413,911            370,779

Long-term debt, net of current portion...............................................             72,838            100,765
Obligations under capital leases, net of current portion.............................             54,921             65,675
Other long-term liabilities..........................................................             25,506             36,794
Liabilities subject to compromise (see Note 2).......................................          1,545,971          1,558,518
                                                                                       -----------------  -----------------

  Total liabilities..................................................................          2,113,147          2,132,531

Commitments and contingencies........................................................
Minority interest....................................................................              6,293              5,979
                                                                                       -----------------  -----------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of
  the Company........................................................................            296,101            344,119
                                                                                       -----------------  -----------------
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued........                  -                  -
  Common stock of $.01 par value, authorized 155,000,000 shares, 64,911,259 and 63,937,302 shares issued and outstanding at September 30, 2000 and
       December 31, 1999, respectively...............................................                649                639
  Additional paid-in capital.........................................................            825,181            777,164
  Accumulated deficit................................................................        (2,117,895)        (1,785,507)
  Accumulated other comprehensive loss ..............................................           (12,585)            (5,017)
                                                                                       -----------------  -----------------
                                                                                             (1,304,650)        (1,012,721)
Less:
      Unearned compensation..........................................................                  -            (3,966)
      Common stock held in treasury, at cost, 2,212,983 shares at September 30, 2000
          and  December 31, 1999.....................................................           (27,376)           (27,376)
      Grantor stock trust, at market, 1,915,925 shares at September 30, 2000 and
          December 31, 1999..........................................................              (103)               (78)
                                                                                       -----------------  -----------------

  Total stockholders' deficit .......................................................        (1,332,129)        (1,044,141)
                                                                                       -----------------  -----------------

  Total liabilities and stockholders' deficit........................................       $  1,083,412       $  1,438,488
                                                                                       =================  =================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000                   1999
                                                                                   ----                   ----
Total net revenues........................................................      $      609,502          $     629,579
                                                                            -------------------     ------------------
Costs and expenses:
    Operating costs........................................................            555,861                654,155
    Corporate general and administrative...................................             37,041                 37,480
    Depreciation and amortization..........................................             11,364                 19,864
    Interest, net (contractual interest expense of $36,947 for the three
       months ended September 30, 2000) ...................................              8,291                 39,846
    Provision for losses on accounts receivable............................              7,575                 58,196
    Impairment loss........................................................                 11                 14,855
    (Gain) loss on sale of assets, net.....................................            (1,068)                 28,432
    Financial restructuring costs..........................................                  -                  6,996
                                                                            -------------------     ------------------
    Total costs and expenses before reorganization costs...................            619,075                859,824

Dividends on convertible preferred securities of subsidiary (contractual
     dividends of $5,234 for the three months ended September 30, 2000)...                   -                  6,518
                                                                            -------------------     ------------------
Losses before reorganization costs and income taxes.......................             (9,573)              (236,763)

Reorganization costs, net.................................................             125,598                      -
                                                                            -------------------     ------------------
Losses before income taxes................................................           (135,171)              (236,763)

Income taxes..............................................................                 110                     93
                                                                            -------------------     ------------------
Net losses................................................................      $    (135,281)          $   (236,856)
                                                                            ===================     ==================

Net losses per common and common equivalent share:
        Basic..............................................................     $       (2.23)          $      (3.99)
                                                                            ===================     ==================

        Diluted............................................................     $       (2.23)          $      (3.99)
                                                                            ===================     ==================

Weighted average number of common and common equivalent
    shares outstanding:
        Basic..............................................................             60,757                 59,292
                                                                            ===================     ==================

        Diluted............................................................             60,757                 59,292
                                                                            ===================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000                   1999
                                                                                   ----                   ----
Total net revenues.......................................................       $    1,868,449          $   1,903,525
                                                                            -------------------     ---------- --------
Costs and expenses:
    Operating costs.......................................................           1,702,297              1,886,477
    Corporate general and administrative..................................             118,042                119,753
    Depreciation and amortization.........................................              36,612                 63,849
    Interest, net (contractual interest expense of $109,010 for the nine
      months ended September 30, 2000)....................................              25,593                116,022
    Provision for losses on accounts receivable...........................              24,279                 87,422
    Legal and regulatory costs ...........................................               2,618                      -
    Impairment loss.......................................................               1,861                414,818
    Financial restructuring costs ........................................                   -                 13,336
    Corporate restructuring costs termination benefits....................                   -                 11,444
    Loss on termination of interest rate swaps............................                   -                  2,488
    (Gain) loss on sale of assets, net....................................             (8,397)                 92,319
                                                                            -------------------     ------------------
        Total costs, expenses and gains before reorganization costs.......           1,902,905              2,807,928

Dividends on convertible preferred securities of subsidiary (contractual
dividends of $16,224 for the nine months ended September 30, 2000)........                   -                 19,487
                                                                            -------------------     ------------------

Losses before reorganization costs, income taxes and cumulative effect of
      change in accounting principle... ..................................            (34,456)              (923,890)
Reorganization costs, net.................................................             297,706                      -
                                                                            -------------------     ------------------
Losses before income taxes and cumulative effect of change in
      accounting principle................................................           (332,162)              (923,890)
Income taxes..............................................................                226                    985
                                                                            -------------------     ------------------

Losses before cumulative effect of change in accounting principle.........           (332,388)              (924,875)
Cumulative effect of change in accounting principle.......................                   -                 13,726
                                                                            -------------------     ------------------
Net losses ...............................................................      $    (332,388)         $    (938,601)
                                                                            ===================     ==================

Net losses per common and common equivalent share before
    cumulative effect of change in accounting principle:
        Basic..............................................................     $       (5.51)         $      (15.81)
                                                                            ===================     ==================

        Diluted............................................................     $       (5.51)         $      (15.81)
                                                                            ===================     ==================

Net losses per common and common equivalent share:
        Basic..............................................................     $       (5.51)         $      (16.04)
                                                                            ===================     ==================

        Diluted............................................................     $       (5.51)         $      (16.04)
                                                                            ===================     ==================

Weighted average number of common and common equivalent
    shares outstanding:
        Basic..............................................................             60,278                 58,502
                                                                            ===================     ==================

        Diluted............................................................             60,278                 58,502
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 2000                     1999
                                                                                 ----                     ----
Net losses ............................................................        $    (135,281)         $     (236,856)

Foreign currency translation adjustments, net of tax...................                     2                   5,083
                                                                          --------------------      ------------------

Comprehensive losses ..................................................        $    (135,279)         $     (231,773)
                                                                          ====================      ==================

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 2000                     1999
                                                                                 ----                     ----
Net losses ............................................................        $    (332,388)           $   (938,601)

Foreign currency translation adjustments, net of tax...................               (7,568)                 (2,567)
                                                                          --------------------      ------------------

Comprehensive losses...................................................        $    (339,956)           $   (941,168)
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -----------------------------------------------
                                                                                      2000                       1999
                                                                              --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net losses............................................................    $       (332,388)           $      (938,601)
                                                                              --------------------       --------------------
      Adjustments to reconcile net losses to net cash provided by
          (used for) operating activities:
           Reorganization costs, net.........................................             297,706                          -
           Depreciation and amortization.....................................              36,612                     63,849
           Provision for losses on accounts and other receivables............              24,279                     87,422
           Impairment loss...................................................               1,861                    414,818
           Legal and regulatory costs........................................               1,383                          -
           Gain (loss) on sale of assets, net................................             (8,397)                     92,319
           Cumulative effect of change in accounting principle...............                   -                     13,726
           Other, net........................................................             (4,585)                     14,270
      Changes in operating assets and liabilities:
           Accounts receivable...............................................               5,582                    155,445
           Other current assets..............................................              22,462                     14,636
           Income taxes payable..............................................               3,146                     37,225
           Other current liabilities.........................................            (41,278)                     49,273
                                                                              --------------------       --------------------
      Net cash provided by operating activities before reorganization costs.                6,383                      4,382
      Net cash paid for reorganization costs................................             (10,930)                          -
                                                                              --------------------       --------------------
      Net cash provided by (used for) operating activities..................              (4,547)                      4,382
                                                                              --------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net.............................................             (39,234)                   (83,032)
      Acquisitions, net of cash acquired....................................                (974)                    (5,731)
      Proceeds from sale of assets held for sale............................               22,079                          -
      Decrease in long-term notes receivable................................                  508                      5,741
      Proceeds from sale and leaseback of property and equipment............                    -                     34,938
      Decrease in other assets..............................................                1,864                          -
      Other assets expenditures.............................................                    -                      2,526
                                                                              --------------------       --------------------
         Net cash used for investing activities.............................             (15,757)                   (45,558)
                                                                              --------------------       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under DIP Financing Agreement (postpetition) ..........               52,509                          -
      Long-term debt borrowings.............................................                8,579                    125,715
      Long-term debt repayments.............................................             (12,871)                   (46,800)
      Principal payments on prepetition debt authorized by Bankruptcy Court.              (2,951)                          -
      Conversion of Mediplex 6.5% Convertible Subordinated
         Debentures due 2003................................................                    -                    (6,649)
      Net proceeds from issuance of common stock............................                    -                        810
      Purchases of treasury stock...........................................                    -                      (409)
      Other financing activities............................................                 (16)                    (1,203)
                                                                              --------------------       --------------------
         Net cash provided by financing activities..........................               45,250                     71,464
                                                                              --------------------       --------------------

Effect of exchange rate on cash and cash equivalents.......................                 (748)                    (8,820)
                                                                              --------------------       --------------------

Net increase in cash and cash equivalents..................................                24,198                     21,468

Cash and cash equivalents at beginning of year.............................                25,047                     27,504
                                                                              --------------------       --------------------

Cash and cash equivalents at end of period.................................     $          49,245           $         48,972
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------------------
                                                                         2000                      1999
                                                                   -----------------         ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid (received) during period for:

             Interest, net of $48 and $1,933 capitalized during
                the nine months ended September 30, 2000 and 1999,
                respectively...................................... $         24,795              $      46,208
                                                                   =================         ==================

             Income taxes                                          $        (2,356)              $    (37,845)
                                                                   =================         ==================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

       The Company's acquisitions during the nine months ended
             September 30, 2000 and 1999 involved the following:

             Fair value of assets acquired........................ $            974              $       6,781
             Liabilities assumed.                                                 -                    (1,050)
                                                                   -----------------         ------------------

             Cash payments made, net of cash received from others. $            974              $       5,731
                                                                   =================         ==================

             Note issued in exchange for property................. $         28,501              $           -
                                                                   =================         ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(1)  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter referred to individually as "Sun" or collectively as the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. In 1999 and through the third quarter of 2000, the Company also provided long-term care services in the United Kingdom, Germany, Spain and Australia. See Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale and Note 14 - Subsequent Events.

     In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 2000 and December 31, 1999, the consolidated results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133: "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives are required to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it currently engage in hedging activities. The Company does not believe that the new standard will materially impact its consolidated financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company does not believe that SAB 101 will materially impact its consolidated financial statements.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(2)  PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

     On October 14, 1999 (the "Filing Date"), Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's exclusive period in which to file a plan of reorganization has been extended to March 9, 2001 and to solicit acceptances of the plan has been extended to May 8, 2001.

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

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. As of October 1, 2000, the parties to the agreement in principle have the right to withdraw from such agreement. The Company is not currently aware of any withdrawals from the agreement. The agreement in principle would provide the Company's bank lenders with cash, new senior long-term debt, new preferred stock, and new common stock. The Company's senior subordinated bondholders would receive new common stock. The agreement in principle also would provide new long-term debt, new preferred stock and new common stock to general unsecured creditors, and reinstate a significant portion of Sun's secured debt. The agreement in principle provides that holders of the Company's outstanding convertible subordinated debt, convertible trust issued preferred securities ("CTIPS") and common stock would not receive any recovery in the plan of reorganization. No assurance can be given that the parties will not withdraw from the agreement in principle and that, if so, the Company would be able to enter into a new agreement in principle. Further, no assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms of the old, or a new, agreement in principle.

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the September 30, 2000 and December 31, 1999 balance sheets as "liabilities subject to compromise." Additional Chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

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

     The principal categories and the balances of Chapter 11 claims reclassified in the consolidated balance sheets and included in "liabilities subject to compromise" at September 30, 2000 and December 31, 1999 are identified below. These amounts may be subject to future adjustments depending upon Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                            September 30, 2000        December 31, 1999
                                                                           ----------------------    ---------------------
                                                                                           (in thousands)
                                                                           -----------------------------------------------
Revolving Credit Facility.............................................            $      432,286               $  427,271
Credit Facility Term Loans............................................                   358,981                  358,981
Senior Subordinated Notes due 2007....................................                   250,000                  250,000
Senior Subordinated Notes due 2008....................................                   150,000                  150,000
Interest payable......................................................                   102,771                  102,467
Convertible Subordinated Debentures due 2004..........................                    83,300                   83,300
Prepetition trade and other miscellaneous claims......................                    71,019                   79,948
Mortgage notes payable due at various dates through 2005..............                    50,623                   51,593
Other long-term debt..................................................                    16,471                   17,310
Capital leases........................................................                    12,187                   19,170
Industrial Revenue Bonds..............................................                    10,790                   10,935
Senior Subordinated Notes due 2002....................................                     6,161                    6,161
Convertible Subordinated Debentures due 2003..........................                     1,382                    1,382
                                                                           ----------------------    ---------------------
     Total liabilities subject to compromise..........................           $     1,545,971              $ 1,558,518
                                                                           ======================    =====================

     Since December 31, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "liabilities subject to compromise" at September 30, 2000 and December 31, 1999 due to the uncertainty surrounding the settlement terms for such liabilities in the Company's Chapter 11 proceedings.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The obligations of Sun under the DIP Financing Agreement are jointly and severally guaranteed by each of Sun's subsidiaries in the United States that filed for protection under Chapter 11 (the "Debtors"). The obligations of the DIP Lenders under the DIP Financing Agreement (the "DIP Obligations") constitute allowed super-priority administrative expense claims pursuant to Section 364(c) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Debtors). The DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral in which such creditors had valid non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders, which are available from the Bankruptcy Court, for a more complete description of the terms.

REORGANIZATION COSTS

     Reorganization costs under Chapter 11 are items of expense or income that are incurred or realized by the Company because it is in reorganization. These include, but are not limited to, professional fees and similar types of expenditures incurred directly relating to the Chapter 11 proceedings, loss accruals or realized gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Company because it is not paying its prepetition liabilities.

     The components of reorganization costs, net are as follows for the periods indicated (in thousands):

                                                               For the Three Months Ended          For the Nine Months
                                                                   September 30, 2000            Ended September 30, 2000
                                                              -----------------------------    -----------------------------

REORGANIZATION COSTS:

Professional fees...........................................               $         5,828                  $        20,191
Loss on sale of assets......................................                       123,362                          283,233
Miscellaneous...............................................                                                             87
                                                                                        -
Less:
  Gain on sale of assets....................................                       (2,764)                          (3,719)
  Interest earned on accumulated cash.......................                         (828)                          (2,086)
                                                              -----------------------------    -----------------------------
     Total..................................................               $       125,598                  $       297,706
                                                              =============================    =============================

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 0.25% or the London International Borrowing Offer Rate ("LIBOR") plus 2.75% and is payable in arrears on each Interest Payment Date. The ABR was approximately 9.5% and 8.6% at September 30, 2000 and December 31, 1999, respectively. The one-month LIBOR was approximately 6.6% and 5.8% at September 30, 2000 and December 31, 1999, respectively. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 2.0% and is payable daily.

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

     As of September 30, 2000 and December 31, 1999, approximately $133.5 million and $140.5 million, respectively, was available under the DIP Financing Agreement of which amount the Company had borrowed approximately $64.6 million and $12.1 million as of September 30, 2000 and December 31, 1999, respectively. In addition, letters of credit of approximately $34.1 million and $7.9 million were outstanding under the facility as of September 30, 2000 and December 31, 1999, respectively. Peak borrowings under the DIP Financing Agreement during 1999 were approximately $56.7 million with an effective interest rate during the year of approximately 8.8%. Peak borrowings under the DIP Financing Agreement for the nine months ended September 30, 2000 were approximately $74.8 million with an effective interest rate during the nine months ended September 30, 2000 of approximately 9.4%.

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

         $6,000,000   During fiscal 2000 and for each fiscal year until maturity

         Capital Expenditures on Domestic Healthcare Facilities:

         $49,300,000  During fiscal 2000 and for each fiscal year until maturity

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Minimum cumulative EBITDA at Month End for preceding continuous six month period:

         September         2000                   $  26,000,000
         October                                     26,000,000
         November                                    26,000,000
         December                                    26,000,000
         January           2001                      28,700,000
         February                                    31,300,000
         March                                       34,000,000
         April                                       36,700,000
         May                                         39,300,000
         June                                        42,000,000

     It would be an event of default if cumulative EBITDA for any continuous six-month period beginning with or after July 2001 is less than $42,000,000.

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement at December 31, 1999 and in each of the months through September 30, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with publicly filed financial statements for the year ended December 31, 1999 and the quarters ended March 31, June 30, and September 30, 2000. In September 2000, the DIP Lenders waived the defaults and the Company and the DIP Lenders entered into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Long-term debt consisted of the following (in thousands):

                                                                                         September 30,            December 31,
                                                                                         -------------            ------------
                                                                                             2000                    1999
                                                                                             ----                    ----
DIP Financing Agreement..........................................................         $   64,634             $    12,126
Senior Credit Facility:
   Revolving Credit Facility.....................................................            432,286   (1)           427,271  (1)
   Credit Facility Term Loans ...................................................            358,981   (1)           358,981  (1)
9.375% Senior Subordinated Notes due 2008........................................            150,000   (1)           150,000  (1)
9.5% Senior Subordinated Notes due 2007..........................................            250,000   (1)           250,000  (1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum.........             83,300   (1)            83,300  (1)
Convertible Subordinated Debentures due 2003, interest at 6.5% per annum.........              1,382   (1)             1,382  (1)
Senior Subordinated Notes due 2002, interest at 11.75% per annum.................              6,161   (1)             6,161  (1)
Mortgage notes payable due at various dates through 2014, interest at rates from
  8.0% to 11.4%, collateralized by various facilities............................             58,216   (2)            63,578  (2)
Mortgage notes payable in Spanish pesetas due at various dates through 2017,
  interest at rates from 5.0% to 14.0%, collateralized by various facilities in                    -                  13,977
  Spain..........................................................................
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.5% per annum, collateralized by various facilities in the United
  Kingdom........................................................................             31,485                   4,795
Mortgage notes payable in German marks due at various dates through 2003, interest
  at rates from 6.3% to 6.8%, collateralized by various facilities in Germany....             10,923                   6,899
Mortgage notes payable in Australian dollars due at various dates through 2001,
  interest from 7.6 % to 8.0%, collateralized by various facilities in Australia.             10,606                  13,841
Revolving lines of credit with a bank due at various dates through 2000, payable in pounds sterling, interest rates of 6.4% and variable rates from 1.0% to 3.0% over
  the Finance House Base Rate, collateralized by the assets of various facilities                  -                   4,901
Industrial Revenue Bonds.........................................................             16,340   (3)            63,660  (3)
Other long-term debt.............................................................             31,670   (4)            41,604  (4)
                                                                                      ----------------        ----------------
Total long-term debt.............................................................          1,505,984               1,502,476
Less long-term debt subject to compromise........................................        (1,359,994)             (1,356,935)
Less amounts due within one year.................................................           (73,152)                (44,776)
                                                                                      ----------------        ----------------

Long-term debt, net of current portion...........................................         $   72,838            $    100,765
                                                                                      ================        ================

     Long-term debt at September 30, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds, other debt and the Company's foreign debt obligations.

     Long-term debt at December 31, 1999 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $55.3 million was assumed subsequent to December 31, 1999 by the purchaser in a Bankruptcy Court approved sales transaction and the Company's foreign debt obligations.

     The Company recorded the divesting of its operations in Spain in September, 2000.

(1)  Classified   as   liabilities   subject  to  compromise  in  the  Company's
     consolidated balance sheets.

(2) Approximately $50,623 and $51,593 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2000 and December 31, 1999, respectively.

(3) Approximately $10,790 and $10,935 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2000 and December 31, 1999, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(4) Approximately $16,471 and $17,310 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2000 and December 31, 1999, respectively.

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of September 30, 2000 are as follows (in thousands):


2000..............................................................         $       73,152
2001..............................................................                 15,862
2002..............................................................                 25,150
2003..............................................................                    912
2004..............................................................                  5,568
Thereafter........................................................                 25,346
                                                                   -----------------------
                                                                           $      145,990
                                                                   =======================


     The Company has letters of credit outstanding under its prepetition credit facilities and its DIP Financing Agreement. As of September 30, 2000, letters of credit outstanding totaled approximately $49.6 million of which approximately $15.5 million and $34.1 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of December 31, 1999, letters of credit outstanding totaled approximately $46.2 million of which approximately $38.3 million and $7.9 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively.

(5) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following is a summary of the impairment loss by segment for the nine months ended September 30, 2000 and September 30, 1999 (in thousands):

                                                              Property
                                                                and             Other
September 30, 2000:                         Goodwill         Equipment         Assets           Total
                                            --------         ---------         ------           -----
Other Operations.......................       $    1,000       $      861       $       -      $    1,861
                                         ================  ===============  ==============  ==============

                                                              Property
                                                                and             Other
September 30, 1999:                         Goodwill         Equipment         Assets           Total
-------------------                         --------         ---------         ------           -----
Inpatient Services......................      $  186,559       $   84,156       $  19,655      $  290,370
Rehabilitation and Respiratory Therapy
     Services...........................          42,483            7,257              11          49,751
Pharmaceuticals and Medical Supply
     Services...........................          23,921            2,346               -          26,267
International Operations................          16,707           17,641               -          34,348
Other Operations........................           6,950            4,467           2,665          14,082
                                         ----------------  ---------------  --------------  --------------
                                              $  276,620       $  115,867       $  22,331      $  414,818
                                         ================  ===============  ==============  ==============

(B)  ASSETS HELD FOR SALE

     During the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, of which one campus includes a skilled nursing facility. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million. In addition, the Company received a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in this first quarter transaction totaled approximately $49.8 million. The Company previously recorded the anticipated loss on the aggregate sale of the 16 facilities by recording a loss on assets held for sale of approximately $17.4 million and $53.8 million during 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal of the loss is recorded in gain on sale of assets in the Company's consolidated statements of losses.

     During the second quarter of 2000, the final part of the transaction involving the other four assisted living facilities was completed. The cash consideration received was approximately $0.2 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in this second quarter transaction totaled approximately $15.8 million. The Company recorded an additional loss of approximately $0.2 million during the second quarter of 2000 on this sales transaction. During the second quarter of 2000, the Company transferred its two remaining assisted living facilities from its Other Operations segment to its Inpatient Services segment.

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

     With Bankruptcy Court approval, the Company divested its operations in Spain for approximately $7.6 million in cash. The Company recorded the divesting of its operations in Spain in September 2000, with a net loss of $15.2 million, $9.6 million of which had been recorded through June 30, 2000. Spain's operating results were immaterial to the Company's consolidated results. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. See Note 14 - Subsequent Events.

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

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. The Company recorded a loss of approximately $0.5 million in the first quarter of 2000 to reduce the carrying value of these two pharmacies to the Company's estimate of selling value less selling costs. The charge was recorded in reorganization costs, net in the Company's consolidated statements of losses. The pharmacies were sold effective October 31, 2000 for approximately $1.3 million. The results of operations of these two pharmacies were immaterial. See Note 2 - Petitions for Reorganization under Chapter 11.

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. All divestitures require Bankruptcy Court approval. See Note 14 - Subsequent Events.

     During the nine months ended September 30, 2000, the Company divested 26 skilled nursing facilities and one assisted living facility. The net revenues and net operating losses for the nine months ended September 30, 2000 for these 27 facilities were approximately $30.7 million and $3.5 million, respectively. The aggregate net loss on disposal during the nine months ended September 30, 2000 for these divestitures was approximately $11.8 million, of which approximately $12.0 million of losses and $0.2 million of gains are included in reorganization costs, net in the Company's consolidated statements of losses. The Company also recorded losses during the year ended December 31, 1999 to reduce the carrying value of certain of these facilities to the Company's estimates of selling value less selling costs. See Note 2 - Petitions for Reorganization under Chapter 11.

     The Company sold its therapy equipment manufacturing operations in the third quarter of 2000. Under the agreement the Company transferred most assets of the business, including equipment and accounts receivable, to the purchaser. However, the Company retained some assets for its use in providing therapy services. The Company received no cash consideration from this sale. Instead, consideration for the sale was the settlement of certain prepetition claims the purchaser held against the Company.

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of September 30, 2000 and the losses or gains on the sale of assets and the losses on assets held for sale for the nine months ended September 30, 2000. The gains and losses are recorded in gain and losses on sale of assets, net and in reorganization costs, net in the Company's consolidated statements of losses. See Note 2 - Petitions for Reorganization under Chapter 11.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                    Carrying
                                                                     Amount                Losses                Gains
                                                                     ------                ------                -----
International operations..................................        $    158,018          $    153,445            $       -
Assisted living facilities................................                 430                   379              (1,531)
Inpatient facilities......................................                   -                66,915              (8,239)
Other non-core businesses......... .......................              26,568                63,139              (2,991)
                                                           -------------------    ------------------    -----------------
                                                                  $    185,016          $    283,878         $   (12,761)
                                                           ===================    ==================    =================

(6)  COMMITMENTS AND CONTINGENCIES

(A) CONSTRUCTION COMMITMENTS

     The Company had construction commitments of approximately $3.0 million as of September 30, 2000, under various contracts in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

(B) LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See Note 9 - Other Events.

(C) CONTINGENT FEE TO INVESTMENT BANKER

     During  the  first  quarter  of  2000,   the  Company  began  pursuing  the
disposition of its international operations. The Company's international subsidiaries have executed an agreement with an international firm to act as their investment banker and financial advisor, and the Company entered into a guaranty agreement with the firm. Under this guaranty, the Company is contingently liable to the firm should the Company sell its international operations. The cash fee is based on a specified percentage of the aggregate consideration, as defined, arising out of the sale. The minimum cash fee is $1.3 million for the sale of the Company's European operations and $0.8 million for the sale of the Company's Australian operations.

(7)  CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% CTIPS with a liquidation amount of $25.00 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principal are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS will continue to accrue. As of September 30, 2000, accrued and deferred interest and penalties were approximately $18.3 million. Due to the Company's filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the nine months ended September 30, 2000. The original agreement in principle discussed in Note 2 - Petitions for Reorganization under Chapter 11, provided that holders of the CTIPS would not receive any recovery under the original plan of reorganization. During the nine months ended September 30, 2000, approximately $26.9 million of CTIPS were converted into approximately 1.3 million shares of common stock with a par value of approximately $13,000 resulting in an increase in additional paid-in capital of approximately $26.8 million.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(8)  NET LOSSES PER SHARE

     Basic net losses per share is based upon the weighted average number of common shares outstanding during the period.

     Losses per share is calculated as follows for the three and nine months ended September 30, (in thousands except per share data):

                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                                 September 30,                       September 30,
                                                                 -------------                       -------------
                                                            2000             1999              2000              1999
                                                            ----             ----              ----              ----
BASIC:
Net losses before cumulative effect of change
        in accounting principle......................    $ (135,281)       $ (236,856)      $  (332,388)      $  (924,875)

Losses per share.....................................    $    (2.23)       $    (3.99)      $     (5.51)      $    (15.81)
                                                        =============    ==============    ==============   ===============

Net losses...........................................    $ (135,281)       $ (236,856)      $  (332,388)      $  (938,601)

Losses per share.....................................    $    (2.23)       $    (3.99)      $     (5.51)      $    (16.04)
                                                        =============    ==============    ==============   ===============

Weighted average shares outstanding..................         60,757            59,292            60,278            58,502

DILUTED:
Net losses before cumulative effect of change
        in accounting principle......................    $ (135,281)       $ (236,856)      $  (332,388)      $  (924,875)

Losses per share before cumulative effect of change
        in accounting principle......................    $    (2.23)       $    (3.99)      $     (5.51)      $    (15.81)
                                                        =============    ==============    ==============   ===============

Net losses...........................................    $ (135,281)       $ (236,856)      $  (332,388)      $  (938,601)

Losses per share.....................................    $    (2.23)       $    (3.99)      $     (5.51)      $    (16.04)
                                                        =============    ==============    ==============   ===============

Weighted average shares outstanding..................         60,757            59,292            60,278            58,502

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(9) OTHER EVENTS

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

     In May 1999, a former employee of the Company's long-term care subsidiary, SunBridge, filed a proposed class action complaint against SunBridge in the Western District of Washington (the "SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of the Company's therapy subsidiary, SunDance, filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases. In June 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an enlargement of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780.0 million in the SunDance Action and $242.0 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company has been dismissed without prejudice in December 2000. Although the Company intends to vigorously defend the individual defendants in this matter who are indemnified by the Company, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of QUI TAM lawsuits that remain under seal and which are not described above. The DOJ have advised the Company of the nature of several of the allegations under investigation regarding the Company's subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for (i) certain management fees related to the provision of therapy services, (ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

     The DOJ and the Company are having ongoing discussions and the Company expects to enter into a global settlement of these investigations. Such settlement would include a monetary payment to the government and a requirement that the Company enter into a corporate integrity agreement with the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such settlement or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations. As of the fourth September 30, 2000, the Company has accrued approximately $3.3 million to cover professional services related to the matter.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(10) SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Debentures and the 11.75% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                                      September 30,    December 31,
                                                                                      -------------    ------------
                                                                                          2000            1999
                                                                                          ----            ----
Current assets...............................................................      $    72,246          $  78,726
Noncurrent assets............................................................          123,038            145,922
Current liabilities..........................................................           14,487              8,765
Noncurrent liabilities.......................................................           47,610             53,130
Due to parent................................................................          298,175            291,150


                                                                    Three Months Ended                Nine Months Ended
                                                                    ------------------                -----------------
                                                                      September 30,                     September 30,
                                                                      -------------                     -------------
                                                                  2000             1999             2000             1999
                                                                  ----             ----             ----             ----
Net revenues.................................................  $   110,582        $ 110,203      $   331,259     $    334,226
Costs and expenses (1).......................................    (107,764)        (150,704)        (316,383)        (365,959)
Cumulative effect of change in accounting principle..........            -                -                -          (2,520)
                                                               ------------    -------------     ------------    -------------

Earnings (losses) before intercompany charges and income
     taxes...................................................        2,818         (40,501)           14,876         (34,253)

Intercompany charges (2) ....................................      (3,382)         (25,407)         (51,468)         (67,608)
                                                               ------------    -------------     ------------    -------------

Losses before income taxes...................................        (564)         (65,908)         (36,592)        (101,861)
Income tax expense...........................................            -                -                -            (363)
                                                               ------------    -------------     ------------    -------------

Net losses...................................................     $  (564)       $ (65,908)       $ (36,592)      $ (102,224)
                                                               ============    =============     ============    =============

(1) Costs and expenses decreased during 2000 due primarily to the reduction in asset impairment charges from 1999 to 2000.

(2) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $3.4 million and $3.8 million for the three months ended September 30, 2000 and 1999, respectively and $10.0 million and $11.2 million for the nine months ended September 30, 2000 and 1999, respectively. Royalty fees charged to Mediplex for the three and nine months ended September 30, 1999 for the use of Sun trademarks were $1.7 million and $5.3 million, respectively. Sun discontinued charging Mediplex for royalty fees as of December 31, 1999. Sun discontinued charging Mediplex for interest as of June 30, 2000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(11) SEGMENT INFORMATION

     See Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 (in thousands)


                                     Rehabilitation
                                          and        Pharmaceutical
                                      Respiratory     and Medical
                          Inpatient     Therapy         Supply      International   Other                 Intersegment
                          Services      Services       Services      Operations   Operations  Corporate   Eliminations Consolidated
                          --------      --------       --------      ----------   ----------  ---------   ------------ ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Total Net Revenues....... $ 427,774     $ 48,537       $ 75,452      $  65,291    $ 43,577     $      -     $  (51,129)  $  609,502
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.   411,638       43,239         71,546         63,479      42,636       19,035        (51,096)     600,477
Depreciation and
  amortization...........     5,253          680          1,931              -         769        2,801            (70)      11,364
Interest, net............     2,447           45             13          3,607          26        2,153               -       8,291
                          ----------  -----------  -------------    -----------  ----------   ----------    -----------  ----------
Earnings (losses) before
  corporate allocations..     8,436        4,573          1,962        (1,795)         146     (23,989)             37     (10,630)
Corporate interest
  allocation.............     6,387        1,748          2,928              -       1,521     (12,584)              -            -
Corporate management fees    10,737        1,224          1,863            382       1,076     (15,282)              -            -
                          ----------  -----------  -------------    -----------  ----------   ----------    -----------  ----------
Net segment earnings
  (losses)...............  $(8,688)     $  1,601      $ (2,829)       $(2,177)    $(2,451)    $   3,877     $       37   $ (10,630)
                          ==========  ===========  =============    ===========  ==========   ==========    ===========  ==========
Intersegment revenues....  $    150     $ 26,545      $  21,609       $      -    $  2,825    $       -     $ (51,129)   $        -
Identifiable segment assets$339,111     $ 46,133      $  50,774       $ 99,218    $ 82,674    $1,139,822    $(674,320)   $1,083,412
Segment capital
   expenditures, net.....  $  4,868     $    185      $     215       $      -    $  2,293    $    6,291    $       -    $   13,852

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
Total Net Revenues.......  $426,582     $ 55,428      $  73,268       $ 76,013    $ 51,369    $  (1,207)    $ (51,874)   $  629,579
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.   479,395       76,589         76,908         75,078      62,012        31,659      (51,810)      749,831
Depreciation and
  amortization...........     9,678        1,538          2,129          2,681       2,145         1,847         (154)       19,864
Interest, net............     2,242          112             20          3,051       1,420        33,001            -        39,846
Dividends on Preferred
  Securities                      -            -              -              -           -         6,518            -         6,518
                          ----------  -----------   ------------    -----------  ----------    ----------  -----------  -----------
Earnings (losses) before
  corporate allocations..  (64,733)     (22,811)        (5,789)        (4,797)    (14,208)      (74,232)           90     (186,480)
Corporate interest
  allocation.............    10,279        3,438          3,159          4,771       2,537      (24,184)            -             -
Corporate management fees    18,210        2,246          2,992            750       1,683      (25,881)            -             -
Regional allocation......        82            -              -              -        (62)          (20)            -             -
                          ----------  -------------  ------------   -----------  ----------    -----------  -----------  ----------
Net segment losses....... $(93,304)    $(28,495)      $(11,940)      $(10,318)   $(18,366)     $(24,147)     $     90    $(186,480)
                          ==========  =============  ============   ===========  ==========    ===========  ===========  ==========
Intersegment revenues.... $     150    $  30,297      $  18,649      $       -   $   2,778     $       -     $(51,874)   $        -
Identifiable segment assets$371,368    $  85,319      $  94,601      $ 312,615   $ 211,333     $1,238,567    $(665,932)  $1,647,871
Segment capital
  expenditures, net...... $   3,405    $   2,631      $     811      $     998   $   1,141     $    5,366    $       -   $   14,352

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                 (in thousands)

                                        Rehabilitation
                                            and        Pharmaceutical
                                         Respiratory     and Medical
                            Inpatient     Therapy         Supply     International   Other                Intersegment
                            Services      Services       Services     Operations   Operations  Corporate  Eliminations  Consolidated
                            --------      --------       --------     ----------   ----------  ---------  ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Total Net Revenues.......  $1,299,764    $   159,251     $ 224,725    $  210,872    $ 136,491  $    458    $ (163,112)  $ 1,868,449
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.   1,250,725        134,371       213,195       208,614      136,648    64,119      (163,054)    1,844,618
Depreciation and
  amortization...........      16,078          2,539         4,950         2,502        3,361     7,386          (204)       36,612
Interest, net............       7,578            150            46         9,774        1,422     6,623              -       25,593
                          -----------  -------------  ------------   -----------   ----------  --------    -----------  -----------
Earnings (losses) before
  corporate allocations..      25,383         22,191         6,534      (10,018)      (4,940)  (77,670)            146     (38,374)
Corporate interest
  allocation.............      18,978          7,295         8,312         7,902        5,269  (47,756)              -            -
Corporate management fees      32,259          3,977         5,565         1,815        3,298  (46,914)              -            -
                          -----------  -------------  ------------   -----------   ----------  --------    -----------  -----------
Net segment earnings
  (losses)...............  $ (25,854)    $    10,919     $ (7,343)     $(19,735)    $(13,507) $ 17,000     $       146   $ (38,374)
                          ===========  =============  ============   ===========   ==========  ========    ===========  ===========
Intersegment revenues....  $      449    $    87,581     $  66,861     $       -    $   8,221 $      -     $ (163,112)   $        -
Identifiable segment assets$  339,111    $    46,133     $  50,774     $  99,218    $  82,674 $1,139,822   $ (674,320)   $1,083,412
Segment capital
  expenditures, net......  $   15,271    $       186     $     560     $   4,590    $   2,604 $  16,023    $         -   $   39,234

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Total Net Revenues.......  $1,282,786    $   183,614     $ 221,880     $ 221,226    $ 171,834 $ (3,176)    $ (174,639)   $1,903,525
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.   1,358,422        202,643       218,910       213,215      183,698    91,192      (174,428)    2,093,652
Depreciation and
  amortization...........      27,567          6,066         6,313         9,912        7,100     7,045          (154)       63,849
Interest, net............       7,077            262            62         9,898        5,101    93,622              -      116,022
Dividends on Preferred
  Securities.............           -              -             -             -            -    19,487              -       19,487
                          -----------  -------------  ------------   -----------   ----------  --------    -----------  -----------
Earnings (losses) before
  corporate allocations..   (110,280)       (25,357)        (3,405)     (11,799)     (24,065) (214,522)           (57)    (389,485)
Corporate interest
  allocation.............      35,941         10,053          9,673       14,782        7,928  (78,377)              -            -
Corporate management fees      54,889          7,429          8,912        2,193        5,343  (78,766)              -            -
Regional allocation......       (412)              -              -            -        (223)       635              -            -
                          -----------  -------------  -------------  -----------   ----------  --------    -----------   ----------
Net segment losses.......  $(200,698)   $   (42,839)    $  (21,990)    $(28,774)    $(37,113)  $(58,014)    $     (57)   $(389,485)
                          ===========  =============  =============  ===========   ==========  ========    ===========   ==========
Intersegment revenues....  $      449   $    99,308     $    60,537    $      -     $  14,345  $      -     $(174,639)   $        -
Identifiable segment assets$  371,368   $    85,319     $    94,601    $312,615     $ 211,333  $1,238,567   $(665,932)   $1,647,871
Segment capital
  expenditures, net........$   31,942   $     5,420     $       279    $  5,468     $   8,911  $ 31,012     $        -   $   83,032

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12) SUMMARIZED CONSOLIDATING INFORMATION

     In connection with Sun's offering of the 9.5% Notes in July 1997 and the 9.375% Notes in May 1998, all direct and indirect subsidiaries of Sun other than Sun's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of Sun have, jointly and severally, unconditionally guaranteed the 9.5% Notes and 9.375% Notes (the "Guarantors"). These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

     Sun conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, Sun's ability to make required payments with respect to its indebtedness including the 9.5% Notes and the 9.375% Notes and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

     Pursuant  to  Rule  3-10  of  Regulation  S-X,  the  following   summarized
consolidating information is for Sun, the wholly-owned Guarantors, and Sun's non-Guarantor subsidiaries with respect to the 9.5% Notes and the 9.375% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 2000

                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................    $     $27,777    $      14,282      $      7,186     $         -     $    49,245
   Accounts receivable, net....................                -          160,875            12,722         (2,257)         171,340
   Other receivables, net......................          289,906        (185,677)         (100,243)               -           3,986
   Inventory, net..............................                -           22,789               343               -          23,132
   Prepaids and other assets...................              644           10,029               256               -          10,929
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          318,327           22,298          (79,736)         (2,257)         258,632

Property and equipment, net....................          101,339          144,854            15,893               -         262,086
Goodwill, net..................................                -          318,596               281               -         318,877
Notes receivable, net..........................           16,250           15,604                 -        (14,750)          17,104
Assets held for sale...........................                -           26,998           158,018               -         185,016
Other assets, net..............................           16,612           27,291             2,794         (5,000)          41,697
Investment in subsidiaries.....................      (1,927,273)                -                 -       1,927,273               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................   $  (1,474,745)    $     555,641      $     97,250    $  1,905,266    $  1,083,412
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........   $       64,634    $         489      $      8,029        $      -    $     73,152
   Current portion of obligations under capital
     leases....................................                -              248                 -               -             248
   Accounts payable............................         (36,542)           52,877            11,364         (2,257)          25,442
   Accrued compensation and benefits...........           25,051           60,729            10,937               -          96,717
   Accrued interest............................                -            7,256               712               -           7,968
   Accrued self-insurance obligations..........         (10,369)           53,147             1,656               -          44,434
   Other accrued liabilities...................           49,421           88,199            15,546               -         153,166
   Income tax payables.........................           21,903          (9,119)                 -               -          12,784
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................          114,098          253,826            48,244         (2,257)         413,911

Long-term debt, net of current portion.........                -           33,941            58,647        (19,750)          72,838
Obligations under capital leases, net of current
  portion......................................                -            (286)            55,207               -          54,921
Other long-term liabilities....................                -           24,045             1,461               -          25,506
Liabilities subject to compromise (see Note 2).        1,424,701          121,171                99               -       1,545,971
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,538,799          432,697           163,658        (22,007)       2,113,147

Intercompany payables/(receivables)............      (1,977,517)        2,014,945          (37,428)               -               -
Commitments and contingencies..................                -                -                 -               -               -
Minority interest..............................                -            6,386              (93)               -           6,293
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of
  the Company..................................          296,101                -                 -               -         296,101
Total stockholders'  deficit...................      (1,332,128)      (1,898,387)          (28,887)       1,927,273     (1,332,129)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' deficit....   $  (1,474,745)     $    555,641      $     97,250    $  1,905,266    $  1,083,412
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
                                                  ===============  ===============  ================   =============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues.........................       $     (1)     $    534,376    4       71,656      $     3,471      $   609,502
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs.........................               -          485,468            66,922            3,471          555,861
   Corporate general and administrative....          18,620           13,000             5,421                -           37,041
   Depreciation and amortization...........           2,622            8,733                 9                -           11,364
   Interest, net (contractual interest
     expense of $57,018 for the three
     months ended
       September 30, 2000).................           2,006            2,648             3,637                -            8,291
   Provision for losses on accounts
     receivable............................               -            7,437               138                -            7,575
   Legal and regulatory costs..............               -                -                 -                -                -
   Impairment loss.........................               -               11                 -                -               11
   Gain on sale of assets, net.............             (3)          (1,065)                 -                -          (1,068)
   Equity interest in losses of
     subsidiaries..........................         126,136                -                 -        (126,136)                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses................         149,381          516,232            76,127        (122,665)          619,075
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges.......................        (19,219)           18,674               545                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and
  income taxes.............................       (130,163)            (530)           (5,016)          126,136          (9,573)
Reorganization costs, net..................           5,009          109,902            10,687                -          125,598
Income tax expense (benefit)...............             110                -                 -                -              110
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses.................................     $ (135,282)     $  (110,432)      $   (15,703)       $  126,136     $  (135,281)
                                             ===============  ===============  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                               COMBINED        COMBINED
                                                PARENT        GUARANTOR     NON-GUARANTOR
                                                COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATION     CONSOLIDATED
                                                -------      ------------    ------------    -----------     ------------
Total net revenues                            $    (1,206)   $    560,151      $    68,079     $    2,555     $    629,579
                                             --------------  -------------  ---------------  -------------  ----------------

Costs and expenses:
    Operating costs.........................             1        583,560           68,039          2,555           654,155
    Provision for losses on accounts
       receivable...........................         2,233         55,365              598              -            58,196
    Interest, net...........................        31,875          4,569            3,402              -            39,846
    Corporate general and administrative....        28,925          6,991            1,564              -            37,480
    Loss on sale of assets, net.............         2,636         25,796                -              -            28,432
    Depreciation and amortization...........         2,108         15,337            2,419              -            19,864
    Impairment loss.........................         1,777         11,221            1,857              -            14,855
    Financial restructuring costs...........         6,996              -                -              -             6,996
    Loss on termination of interest rate                 -              -                -              -                 -
       swaps................................
    Equity interest in losses of                   276,435              -                -      (276,435)                 -
       subsidiaries.........................
                                             --------------  -------------  ---------------  -------------  ----------------
          Total costs and expenses..........       352,986        702,839           77,879      (273,880)           859,824
                                             --------------  -------------  ---------------  -------------  ----------------
Dividends on convertible preferred
securities of subsidiary... ................         6,518              -                -              -             6,518

Management fee (income) expenses...........      (123,789)        124,982          (1,193)              -                 -
                                             --------------  -------------  ---------------  -------------  ----------------
Losses before income taxes.................      (236,921)      (267,670)          (8,607)        276,435         (236,763)

Income tax expense (benefit) ..............           (65)              -              158              -                93
                                             --------------  -------------  ---------------  -------------  ----------------
Net losses.................................    $ (236,856)    $ (267,670)      $   (8,765)     $  276,435    $    (236,856)
                                             ==============  =============  ===============  =============  ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues........................       $      458    $   1,618,588      $    243,429     $      5,974    $   1,868,449
                                            ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs........................                -        1,467,607           228,716            5,974        1,702,297
   Corporate general and administrative...           63,466           41,566            13,010                -          118,042
   Depreciation and amortization..........            6,849           27,108             2,655                -           36,612
   Interest, net (contractual interest
     expense of $160,683 for the nine
     months ended September 30, 2000).....            6,212            9,133            10,248                -           25,593
   Provision for losses on accounts
     receivable...........................                -           23,901               378                -           24,279
   Legal and regulatory costs.............                -            2,618                 -                -            2,618
   Impairment loss........................                -            1,861                 -                -            1,861
   Loss on sale of assets, net............                -                -                 -                -                -
   Gain on sale of assets, net............          (1,990)          (6,407)                 -                -          (8,397)
   Equity interest in losses of
     subsidiaries.........................          446,196                -                 -        (446,196)                -
   Intercompany interest expense (income)          (10,062)           10,062                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses...............          510,671        1,577,449           255,007        (440,222)        1,902,905
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Intercompany charges......................        (254,160)          251,705             2,455                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and            (256,053)        (210,566)          (14,033)          446,196         (34,456)
  income taxes............................
Reorganization costs, net.................           76,107          126,346            95,253                -          297,706
Income tax expense (benefit)..............              227                -               (1)                -              226
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses................................      $ (332,387)    $   (336,912)    $    (109,285)      $   446,196    $   (332,388)
                                             ===============  ===============  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                               COMBINED        COMBINED
                                                PARENT        GUARANTOR     NON-GUARANTOR
                                                COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATION     CONSOLIDATED
                                                -------      ------------    ------------    -----------     ------------
Total net revenues..........................   $   (3,176)    $ 1,656,205      $   247,941     $    2,555    $    1,903,525
                                            --------------  -------------  ---------------  -------------   ---------------
Costs and expenses:
    Operating costs.........................             1      1,645,413          238,508          2,555         1,886,477
    Impairment loss.........................         3,717        370,916           40,185              -           414,818
    Corporate general and administrative....        88,460         21,554            9,739              -           119,753
    Interest, net...........................        90,736         14,355           10,931              -           116,022
    Loss on sale of assets, net.............         5,645         68,788           17,886              -            92,319
    Provision for losses on accounts
       receivable...........................         2,233         84,421              768              -            87,422
    Depreciation and amortization...........         6,590         46,936           10,323              -            63,849
    Financial restructuring costs...........        13,026              -              310              -            13,336
    Corporate restructuring costs...........         3,805          7,327              312              -            11,444
    Loss on termination of interest rate             2,488              -                -              -             2,488
       swaps................................
    Intercompany interest (income) expenses.       (5,031)          5,031                -              -                 -
    Equity interest in losses of subsidiary.     1,019,223              -                -    (1,019,223)                 -
                                             --------------  -------------  ---------------  -------------  ----------------
          Total costs and expenses..........     1,230,893      2,264,741          328,962    (1,016,668)         2,807,928
                                             --------------  -------------  ---------------  -------------  ----------------
Dividends on convertible preferred
  securities of subsidiary..................        19,487              -                -              -            19,487

Management fee (income) expenses............     (323,478)        321,720            1,758              -                 -
                                             --------------  -------------  ---------------  -------------  ----------------
Losses before income taxes and cumulative
    effect of change in accounting principle     (930,078)      (930,256)         (82,779)      1,019,223         (923,890)

Income tax expense (benefit) ..............          5,454        (5,038)              569              -               985
                                             --------------  -------------  ---------------  -------------  ----------------
Losses before cumulative effect of change in
    accounting principle...................      (935,532)      (925,218)         (83,348)      1,019,223         (924,875)

Cumulative effect of change in accounting
    principles......... ...................          3,069          9,351            1,306              -            13,726
                                             --------------  -------------  ---------------  -------------  ----------------
Net losses.................................   $  (938,601)    $ (934,569)     $   (84,654)    $ 1,019,223    $    (938,601)
                                             ==============  =============  ===============  =============  ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................   $  (332,387)    $   (336,912)      $  (109,285)      $    446,196     $  (332,388)
                                                --------------  ---------------  -----------------  ----------------  --------------
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries       446,196                -                  -         (446,196)               -
      Reorganization costs, net...............         76,107          126,346             95,253                 -         297,706
      Depreciation and amortization...........          6,849           27,108              2,655                 -          36,612
      Provision for losses on accounts and                  -           23,901                378                 -          24,279
        other receivables.....................
      Impairment loss.........................              -            1,861                  -                 -           1,861
      Legal and regulatory costs..............              -            1,383                  -                 -           1,383
      Gain on sale of assets..................        (1,990)          (6,407)                  -                 -         (8,397)
      Other, net..............................        (4,721)           25,179           (25,043)                 -         (4,585)
Changes in operating assets and liabilities:
   Accounts receivable........................              -           22,065           (16,483)                 -           5,582
   Other current assets.......................          9,367          (1,549)             14,644                 -          22,462
   Income tax payables........................          4,405              812            (2,071)                 -           3,146
   Other current liabilities..................       (42,417)           12,815           (11,676)                 -        (41,278)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities before reorganization costs......        161,409        (103,398)           (51,628)                 -           6,383
Net cash paid for reorganization costs........       (10,930)                -                  -                 -        (10,930)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities..................................        150,479        (103,398)           (51,628)                 -         (4,547)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................       (16,023)         (16,991)            (6,220)                 -        (39,234)
Acquisitions, net of cash acquired............              -            (974)                  -                 -           (974)
Proceeds from sale of assets held for sale....              -              246             21,833                 -          22,079
Decrease in long-term notes receivable........        (1,500)              617              1,391                 -             508
Increase in other assets......................         20,064         (22,861)              4,661                 -           1,864
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities..................................          2,541         (39,963)             21,665                 -        (15,757)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ...................         52,509                -                  -                 -          52,509
Long-term debt borrowings.....................              -            5,016              3,563                 -           8,579
Long-term debt repayments.....................              -                -           (12,871)                 -        (12,871)
Principal payments on prepetition debt
  authorized by Bankruptcy Court..............              -           (2,951)                 -                 -         (2,951)
Other financing activities....................           (16)                -                  -                 -            (16)
Intercompany advances.........................      (190,027)          150,670             39,357                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
  activities..................................      (137,534)          152,735             30,049                 -          45,250
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents.................................          (748)                -                  -                 -           (748)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase in cash and cash equivalents.....         14,738            9,374                 86                 -          24,198
Cash and cash equivalents at beginning of year         13,049            6,693              5,305                 -          25,047
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....    $    27,787      $    16,067       $      5,391       $         -     $    49,245
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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                               COMBINED        COMBINED
                                                PARENT        GUARANTOR     NON-GUARANTOR
                                                COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATION     CONSOLIDATED
                                                -------      ------------    ------------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net losses.............................   $ (938,601)    $ (934,569)    $   (84,654)    $  1,019,223      $  (938,601)
     Adjustments to reconcile net losses to
     net cash provided by (used for)
     operating activities:
        Impairment loss.....................         3,717        370,916          40,185               -           414,818
        Cumulative effect of change in
        accounting principle................         3,069          9,351            1,306              -            13,726
        Loss on sale of assets, net.........         5,645         68,788           17,886              -            92,319
        Equity interest in losses of             1,019,223              -                -    (1,019,223)                 -
          subsidiaries......................
        Depreciation and amortization.......         6,590         46,936           10,323              -            63,849
        Provision for losses on accounts
          receivable........................         2,233         84,421              768              -            87,422
        Other, net..........................         6,791          8,535          (1,056)              -           14,270
        Changes in operating assets and
          liabilities:
          Accounts receivable...............         (599)        143,970           12,074              -           155,445
          Other current assets..............        50,758       (21,475)         (14,647)              -            14,636
          Income taxes payable..............        43,069       (11,967)            6,123              -            37,225
          Other current liabilities.........      (22,299)         50,245           21,327              -            49,273
                                             --------------  -------------  ---------------  -------------  ----------------
     Net cash provided by (used for)
        operating activities................   $   179,596    $ (184,849)      $     9,635      $       -      $      4,382
                                             --------------  -------------  ---------------  -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net..............   $  (29,579)    $    36,344      $  (89,797)      $       -      $   (83,032)
     Acquisitions, net of cash acquired.....             -        231,290        (237,021)              -           (5,731)
     Proceeds from sale and leaseback of PP&E            -              -           34,938              -            34,938
     Increase in long-term note receivable..         6,257            179            (695)              -             5,741
     Other assets expenditures..............       (9,937)      (294,019)          306,482              -             2,526
                                             --------------  -------------  ---------------  -------------  ----------------
        Net cash provided by (used for)
        investing activities................  $   (33,259)    $  (26,206)      $    13,907     $        -     $    (45,558)
                                             --------------  -------------  ---------------  -------------  ----------------

Cash flows from financing activities:
     Long-term debt borrowings..............  $    100,163    $    10,552      $    15,000     $        -     $     125,715
     Long-term debt repayments..............       (8,228)       (24,552)         (14,020)              -          (46,800)
     Conversion of Mediplex 6.5% Convertible
        Subordinated Debentures due 2003....             -        (6,649)                -              -           (6,649)
     Net proceeds from issuance of
        convertible preferred securities....           881          (881)                -              -                 -
     Net proceeds from issuance of common           13,479       (18,415)            5,746              -               810
        stock...............................
     Purchases of treasury stock............         (409)              -                -              -             (409)
     Other financing activities.............         (695)          (530)               22              -           (1,203)
     Intercompany advances..................     (183,143)        182,560              583              -                 -
                                             --------------  -------------  ---------------  -------------  ----------------
        Net cash provided by (used for)
        financing activities................  $   (77,952)    $   142,085      $     7,331      $       -     $      71,464
                                             --------------  -------------  ---------------  -------------  ----------------
Effect of exchange rate on cash and cash
     equivalents............................  $          -    $   (2,007)      $   (6,813)      $       -     $     (8,820)
                                             --------------  -------------  ---------------  -------------  ----------------
Net increase (decrease) in cash and cash
     equivalents............................  $     68,385    $  (70,977)      $    24,060      $       -     $      21,468
Cash and cash equivalents at beginning of
     year...................................       (9,964)         26,406           11,062              -            27,504
                                             --------------  -------------  ---------------  -------------  ----------------

Cash and cash equivalents at end of period..  $     58,421    $  (44,571)      $    35,122      $       -     $      48,972
                                             ==============  =============  ===============  =============  ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements.

                           CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                     ------       ----------      -----------     ------------
Current assets:
   Cash and cash equivalents.................................     $   41,925      $   7,320          $     -       $   49,245
   Accounts receivable, net..................................        164,488          8,383          (1,531)          171,340
   Other receivables, net....................................        104,044      (100,058)                -            3,986
   Inventory, net............................................         22,238            894                -           23,132
   Prepaids and other assets.................................         10,557            372                -           10,929
                                                                -------------   ------------    -------------   --------------
      Total current assets...................................        343,252       (83,089)          (1,531)          258,632

 Property and equipment, net.................................        238,537         23,549                -          262,086
 Goodwill, net...............................................        318,595            282                -          318,877
 Notes receivable, net.......................................         17,104              -                -           17,104
 Assets held for sale........................................         26,999        158,017                -          185,016
 Other assets, net...........................................         37,758          3,939                -           41,697
 Investment in subsidiaries..................................       (42,102)              -           42,102                -
                                                                -------------   ------------    -------------   --------------
      Total assets...........................................     $  940,143      $ 102,698        $  40,571      $ 1,083,412
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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                       ------        ----------     -----------    ------------
Current liabilities:
   Current portion of long-term debt...........................      $  65,041       $    8,111       $      -       $   73,152
   Current portion of obligations under capital leases.........            240                8              -              248
   Accounts payable............................................         15,191           11,782        (1,531)           25,442
   Accrued compensation and benefits...........................         86,194           10,523              -           96,717
   Accrued interest............................................          6,492            1,476              -            7,968
   Accrued self-insurance obligations..........................         43,456              978              -           44,434
   Other accrued liabilities...................................        138,297           14,869              -          153,166
   Income tax payables.........................................         12,784                -              -           12,784
                                                                  -------------   --------------  -------------  ---------------
   Total current liabilities...................................        367,695           47,747        (1,531)          413,911

 Long-term debt, net of current portion........................          7,221           65,617              -           72,838
 Obligations under capital leases, net of current portion......          (382)           55,303              -           54,921
 Other long-term liabilities...................................         24,045            1,461              -           25,506
 Liabilities subject to compromise (see Note 2)................      1,545,971                -              -        1,545,971
                                                                  -------------   --------------  -------------  ---------------
   Total liabilities...........................................      1,944,550          170,128        (1,531)        2,113,147

 Minority interest.............................................          3,148            3,145              -            6,293
                                                                  -------------   --------------  -------------  ---------------
 Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0%
   convertible junior subordinated debentures of the Company...        296,101                -              -          296,101
                                                                  -------------   --------------  -------------  ---------------
 Intercompany payables/(receivables)...........................         28,473         (28,473)              -                -
                                                                  -------------   --------------  -------------  ---------------

Stockholders' equity (deficit):
   Preferred stock of $.01 par value, authorized
     5,000,000 shares, none issued.............................             -                -              -                -
   Common stock of $.01 par value, authorized
     155,000,000 shares, 64,911,259 shares issued and
     outstanding as of September 30, 2000......................           649            2,569        (2,569)              649
  Additional paid-in capital...................................       825,181          273,662      (273,662)          825,181
  Accumulated deficit..........................................   (2,117,895)        (305,748)        305,748      (2,117,895)
  Accumulated other comprehensive loss.........................      (12,585)         (12,585)         12,585         (12,585)
                                                                 -------------   --------------  -------------  ---------------

 Less:
  Common stock held in treasury, at cost, 2,212,983
    shares at September 30, 2000...............................      (27,376)                -              -         (27,376)
  Grantor stock trust, at market, 1,915,925 shares at
    September 30,  2000........................................         (103)                -              -            (103)
                                                                 -------------   --------------  -------------   ---------------

   Total stockholders' deficit ................................   (1,332,129)         (42,102)         42,102      (1,332,129)
                                                                 -------------   --------------  -------------  ---------------
   Total liabilities and stockholders' deficit.................    $  940,143      $   102,698      $  40,571     $  1,083,412
                                                                 =============   ==============  =============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                     ------       ----------      -----------     ------------
 Current assets:
   Cash and cash equivalents.................................     $   18,532      $   6,515          $     -       $   25,047
   Accounts receivable, net..................................        221,800         33,692          (1,028)          254,464
   Other receivables, net....................................        104,689       (88,773)                -           15,916
   Inventory, net............................................         34,485          8,498                -           42,983
   Prepaids and other assets.................................         10,592          4,495                -           15,087
                                                               -------------   ------------    -------------   --------------
      Total current assets...................................        390,098       (35,573)          (1,028)          353,497

 Property and equipment, net.................................        226,357        219,819                -          446,176
 Goodwill, net...............................................        407,093         68,474                -          475,567
 Notes receivable, net.......................................         16,185          6,513                -           22,698
 Assets held for sale........................................         67,116          3,493                -           70,609
 Other assets, net...........................................         51,664         18,277                -           69,941
 Investment in subsidiaries..................................         69,230              -         (69,230)                -
                                                               -------------   ------------    -------------   --------------
      Total assets...........................................    $ 1,227,743      $ 281,003       $ (70,258)      $ 1,438,488
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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                     ------        ----------     -----------    ------------
Current liabilities:
  Current portion of long-term debt...........................      $  13,290       $   31,486        $     -       $   44,776
  Current portion of obligations under capital leases.........             70              363              -              433
  Accounts payable............................................         43,796           11,566        (1,575)           53,787
  Accrued compensation and benefits...........................         74,737            9,380              -           84,117
  Accrued interest............................................          1,572            1,400              -            2,972
  Accrued self-insurance obligations..........................         58,463              612              -           59,075
  Other accrued liabilities...................................         97,153           19,336              -          116,489
  Income tax payables.........................................          8,227              903              -            9,130
                                                                 -------------   --------------  -------------  ---------------
  Total current liabilities...................................        297,308           75,046        (1,575)          370,779

Long-term debt, net of current portion........................         47,872           52,893              -          100,765
Obligations under capital leases, net of current portion......          8,187           57,488              -           65,675
Other long-term liabilities...................................         34,768            2,026              -           36,794
Liabilities subject to compromise (see Note 2)................      1,558,518                -              -        1,558,518
                                                                 -------------   --------------  -------------  ---------------
  Total liabilities...........................................      1,946,653          187,453        (1,575)        2,132,531

Commitments and contingencies.................................
Minority interest.............................................          3,394            2,585              -            5,979
                                                                 -------------   --------------  -------------  ---------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of the Company...        344,119                -              -          344,119
                                                                 -------------   --------------  -------------  ---------------
Intercompany payables/(receivables)...........................       (22,282)           21,735            547                -
                                                                 -------------   --------------  -------------  ---------------
Stockholders' equity (deficit):
    Preferred stock of $.01 par value, authorized
      5,000,000 shares, none issued...........................              -                -              -                -
    Common stock of $.01 par value, authorized
      155,000,000 shares, 63,937,302 shares issued and
      outstanding at December 31, 1999........................            639            2,579        (2,579)              639
  Additional paid-in capital..................................        777,164          263,250      (263,250)          777,164
  Accumulated deficit.........................................    (1,785,507)        (191,582)        191,582      (1,785,507)
  Accumulated other comprehensive loss........................        (5,017)          (5,017)          5,017          (5,017)
                                                                 -------------   --------------  -------------  ---------------
                                                                  (1,012,721)           69,230       (69,230)      (1,012,721)
Less:
    Unearned compensation.....................................        (3,966)                -              -          (3,966)
    Common stock held in treasury, at cost, 2,212,983
       shares at December 31, 1999............................       (27,376)                -              -         (27,376)
    Grantor stock trust, at market, 1,915,935 shares at
       December 31, 1999......................................           (78)                -              -             (78)
                                                                 -------------   --------------  -------------   --------------
  Total stockholders' equity (deficit) .......................    (1,044,141)           69,230       (69,230)      (1,044,141)
                                                                 -------------   --------------  -------------  ---------------
  Total liabilities and stockholders' equity (deficit)........    $ 1,227,743       $  281,003     $ (70,258)     $  1,438,488
                                                                 =============   ==============  =============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                                        FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                        ------        ----------     -----------     ------------
Total net revenues..............................................      $  532,336      $  78,528       $  (1,362)      $   609,502
                                                                   --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs...............................................         485,065         72,158          (1,362)          555,861
  Corporate general and administrative..........................          32,029          5,012                -           37,041
  Depreciation and amortization.................................          11,311             53                -           11,364
  Interest, net (contractual interest expense of $57,018 for the
    three months ended September 30, 2000).. ...................           4,664          3,627                -            8,291
  Provision for losses on accounts receivable...................           7,520             55                -            7,575
  Legal and regulatory costs....................................               -              -                -                -
  Impairment loss...............................................              11              -                -               11
  Gain on sale of assets, net...................................         (1,068)              -                -          (1,068)
  Equity interest in losses of subsidiaries.....................          14,619              -         (14,619)                -
  Intercompany interest expense (income) .......................         (1,322)          1,322                -                -
                                                                   --------------  -------------   --------------  ---------------
  Total costs and expenses......................................         552,829         82,227         (15,981)          619,075
Management fee (income) expense.................................           (231)            231                -                -
                                                                   --------------  -------------   --------------  ---------------
Losses before reorganization costs and income taxes.............        (20,262)        (3,930)           14,619          (9,573)
Reorganization costs, net.......................................         114,911         10,687                -          125,598
Income taxes....................................................             111            (1)                -              110
                                                                   --------------  -------------   --------------  ---------------
Net earnings (losses)...........................................      $(135,284)     $ (14,616)       $   14,619     $  (135,281)
                                                                   ==============  =============   ==============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF LOSSES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                                        FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                        ------        ----------     -----------     ------------
Total net revenues..............................................     $ 1,622,079     $  250,221       $  (3,851)     $  1,868,449
                                                                   --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs...............................................       1,468,486        237,662          (3,851)        1,702,297
  Corporate general and administrative..........................         106,137         11,905                -          118,042
  Depreciation and amortization.................................          33,790          2,822                -           36,612
  Interest, net (contractual interest expense of $160,683 for the
    nine months ended September 30, 2000).......................          15,041         10,552                -           25,593
  Provision for losses on accounts receivable...................          23,913            366                -           24,279
  Legal and regulatory costs....................................           2,618              -                -            2,618
  Impairment loss...............................................           1,861              -                -            1,861
  Loss on sale of assets, net...................................               -              -                -                -
  Gain on sale of assets, net...................................         (8,397)              -                -          (8,397)
  Equity interest in losses of subsidiaries.....................         111,638              -        (111,638)                -
  Intercompany interest expense (income) .......................         (1,322)          1,322                -                -
                                                                   --------------  -------------   --------------  ---------------
  Total costs and expenses......................................       1,753,765        264,629        (115,489)        1,902,905
Management fee (income) expense.................................         (1,976)          1,976                -               -
                                                                   --------------  -------------   --------------  ---------------
Losses before reorganization costs and income taxes.............       (129,710)       (16,384)          111,638         (34,456)
Reorganization costs, net.......................................         202,451         95,255                -          297,706
Income taxes....................................................             227            (1)                -              226
                                                                   --------------  -------------   --------------  ---------------
  Net losses....................................................     $ (332,388)    $ (111,638)       $  111,638     $  (332,388)
                                                                   ==============  =============   ==============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                           FILERS         NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                           ------         ----------     -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net losses........................................................... $  (332,388)     $  (111,637)    $   111,637    $ (332,388)
                                                                        -------------  ---------------  -------------  -------------
 Adjustments to reconcile net losses to net cash provided by (used for)
   operating activities:
   Equity interest in losses of subsidiaries...........................      111,637                -      (111,637)              -
   Reorganization costs, net...........................................      202,453           95,253              -        297,706
   Depreciation and amortization.......................................       33,790            2,822              -         36,612
   Provision for losses on accounts and other receivables..............       23,913              366              -         24,279
   Impairment loss.....................................................        1,861                -              -          1,861
   Legal and regulatory costs..........................................        1,383                -              -          1,383
   Gain on sale of assets, net.........................................      (8,397)                -              -        (8,397)
   Other, net..........................................................        1,671          (6,256)              -        (4,585)
 Changes in operating assets and liabilities:
     Accounts receivable...............................................          117            5,465              -          5,582
     Other current assets..............................................        4,999           17,463              -         22,462
     Income taxes payable..............................................        5,858          (2,712)              -          3,146
     Other current liabilities.........................................     (29,071)         (12,207)              -       (41,278)
                                                                        -------------  ---------------  -------------  -------------
 Net cash provided by (used for) operating activities before
   reorganization costs ...............................................      17,826         (11,443)              -          6,383
 Net cash paid for reorganization costs................................     (10,930)                -              -       (10,930)
                                                                        -------------  ---------------  -------------  -------------
     Net cash provided by (used for) operating activities..............        6,896         (11,443)              -        (4,547)
                                                                       --------------  ---------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net.............................................     (32,496)          (6,738)              -       (39,234)
   Acquisitions, net of cash acquired..................................        (974)                -              -          (974)
   Proceeds from sale of assets held for sale..........................            -           22,079              -         22,079
   Decrease in long-term notes receivable..............................        (884)            1,392              -            508
   Decrease (increase) in other assets.................................      (8,371)           10,235              -          1,864
                                                                        -------------  ---------------  -------------  -------------
    Net cash provided by (used for) investing activities...............     (42,725)           26,968              -       (15,757)
                                                                        -------------  ---------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under Revolving Credit Agreement (postpetition) ......       52,509                -              -         52,509
  Long-term debt borrowings............................................        6,849            1,730              -          8,579
  Long-term debt repayments............................................            -         (12,871)              -       (12,871)
  Principal payments on prepetition debt authorized by Bankruptcy Court      (2,951)                -              -        (2,951)
  Intercompany advances................................................        3,579          (3,579)              -              -
  Other financing activities...........................................         (16)                -              -           (16)
                                                                        -------------  ---------------  -------------  -------------
    Net cash provided by (used for) financing activities...............       59,970         (14,720)              -         45,250
                                                                        -------------  ---------------  -------------  -------------
Effect of exchange rate on cash and cash equivalents....................       (748)                -              -          (748)
                                                                        -------------  ---------------  -------------  -------------
Net increase in cash and cash equivalents...............................      23,393              805              -         24,198
Cash and cash equivalents at beginning of year..........................      18,532            6,515              -         25,047
                                                                        --------------  --------------- -------------  -------------
Cash and cash equivalents at end of period..............................  $   41,925      $     7,320       $      -     $   49,245
                                                                        ==============  ===============  =============  ============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(14)  SUBSEQUENT EVENTS

     In December 2000, the Company entered into agreements to divest its operations in Germany for approximately $4.0 million and the United Kingdom for an immaterial amount. There is no assurance that the Company will successfully divest its operations in Germany or the United Kingdom. See Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale.

     In December 2000, the Company entered into an agreement with Medline Industries, Inc. ("Medline") to divest its SunChoice medical supplies operations. In January 2001, the Company obtained Bankruptcy Court approval of this transaction. If completed, the Company would receive $6.0 million plus a cash payment equal to the value of SunChoice's inventory and accounts receivable. In a separate transaction, Medline would also assume an eight-year supply agreement that SunChoice has with SunBridge, pursuant to which Medline would provide medical supplies to SunBridge and its affiliates and provide SunBridge with favorable pricing. There can be no assurance that this transaction will be completed.

     As of December 29, 2000, the Company had identified 50 skilled nursing facilities, 6 comprehensive outpatient rehabilitation facilities and a medical office building for disposal. The Company has previously recorded losses on certain of these assets. The aggregate net revenues and aggregate net operating losses for the nine months ended September 30, 2000 for the 50 skilled nursing facilities were approximately $203.0 million and $7.7 million, respectively. The aggregate net revenues and aggregate net operating income for the nine months ended September 30, 2000 for the 6 comprehensive outpatient rehabilitation facilities were approximately $2.0 million and $0.3 million, respectively. The aggregate net revenues and aggregate net operating loss for the nine months ended September 30, 2000 for the medical office building were approximately $0.9 million and $1.1 million, respectively. Divestitures require Bankruptcy Court approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Healthcare Group, Inc., through its direct and indirect subsidiaries (hereinafter referred to individually as "Sun" or collectively as the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. The Company also had operations in Germany, Spain, Australia and the United Kingdom in 1999 and in the nine months ended September 30, 2000. In October 1999, the Company commenced cases under Chapter 11 of the U.S. Bankruptcy Code and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company operates through four principal business segments.

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing assistants. As of September 30, 2000, the Company operated 320 inpatient facilities with 36,382 licensed beds compared to 373 facilities with 41,833 licensed beds as of September 30, 1999. Included in the preceding are 50 skilled nursing facilities with 6,465 licensed beds which the Company has announced its intention to divest through foreclosure sales, lease terminations through mutual agreements with the lessors or by transferring operations to successor operators. The Company has also identified 6 comprehensive outpatient rehabilitation facilities and one medical office building for divestiture. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 14
- Subsequent Events" in the Company's consolidated financial statements.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other things, physical, occupational, speech and respiratory therapy services, respiratory therapy supplies, equipment and oxygen to affiliated and nonaffiliated skilled nursing facilities. As of September 30, 2000, the Company's rehabilitation and respiratory therapy services segment provided services to 1,150 facilities in 41 states, of which 848 were operated by nonaffiliated parties compared to 1,638 facilities in 45 states as of September 30, 1999, of which 1,248 were operated by nonaffiliated parties. During the first quarter of 2000, the Company began pursuing the disposition of the respiratory therapy business. The Company recorded a loss to reduce the carrying value of its respiratory therapy business to the Company's estimate of selling value less selling costs. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition, as well as consultant pharmacist services. The medical supply subsidiary primarily provides medical supplies to long-term care and subacute care facilities. The pharmaceutical and medical supply subsidiaries provided pharmaceutical products and services and medical supplies to 1,787 long-term and subacute care facilities, including 1,452 nonaffiliated facilities, as of September 30, 2000. As of September 30, 1999, pharmaceutical products and services were provided to approximately 930 facilities including 582 nonaffiliated facilities through its 38 pharmacies and pharmaceutical billing and consulting center. The Company's medical supply subsidiary provided products to over 1,970 affiliated and non-affiliated facilities as of September 30, 1999. The Company has entered into an agreement to sell its medical supply operations. See "Note 14 - Subsequent Events" in the Company's consolidated financial statements.

     INTERNATIONAL OPERATIONS: During 1999 and through the third quarter of 2000, this segment consisted of long-term care facilities in the United Kingdom, Spain and Germany, and acute care hospitals in Australia. During 1999 and through the third quarter of 2000, this segment also provided pharmaceutical services in Germany and Australia and medical supplies in Australia. As of September 30, 2000, the Company operated 147 inpatient facilities with 8,326 licensed beds in the United Kingdom and 17 facilities with 1,255 licensed beds in Germany compared to 147 facilities with 8,689 licensed beds in the United Kingdom and 16 facilities with 1,122 licensed beds in Germany as of September 30, 1999.

     The Company divested its operations in Spain in October 2000. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. The Company entered into agreements to sell its operations in Germany and the United Kingdom in December 2000. No assurance can be given that the Company will successfully divest its operations in Germany and the United Kingdom. All divestitures require Bankruptcy Court approval. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 14 - Subsequent Events" in the Company's consolidated financial statements.

OTHER OPERATIONS

     During 1999 and through the third quarter of 2000, the Company's other operations included temporary therapy services, home health, software development and other ancillary services. The Company divested its hospice operations in the fourth quarter of 1999 and its assisted living operations in the fourth quarter of 1999 and the first and second quarters of 2000. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements and Liquidity and Capital Resources. The Company's temporary therapy service operations provided 586,667 temporary therapy staffing hours and 354,427 non-therapy hours to nonaffiliates for the nine months ended September 30, 2000 compared to 871,732 temporary therapy staffing hours and 106,557 non-therapy hours for the nine months ended September 30, 1999.

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                SEPTEMBER 30,               DECEMBER 31,
                                                                -------------               ------------
                                                             2000            1999               1999
                                                             ----            ----               ----
Inpatient Services:
       Facilities                                                 320             373                  354
       Licensed beds                                           36,382          41,833               39,867

Rehabilitation and Respiratory Therapy Services:
       Nonaffiliated facilities served                            848           1,248                1,158
       Affiliated facilities served                               302             390                  373
                                                         -------------    ------------    -----------------
            Total                                               1,150           1,638                1,531
                                                         =============    ============    =================

Pharmaceutical and Medical Supply Services:
       Nonaffiliated facilities served                          1,452             582 (1)            1,805
       Affiliated facilities served                               335             348 (1)              702
                                                         -------------    ------------    -----------------
            Total                                               1,787             930                2,507
                                                         =============    ============    =================

International Operations:
       Facilities
           United Kingdom                                         147             147                  145
           Other foreign                                           22              32                   33
                                                         -------------    ------------    -----------------
            Total                                                 169             179                  178
                                                         =============    ============    =================

       Licensed beds
           United Kingdom                                       8,326           8,689                8,320
           Other foreign                                        1,570           3,100                3,192
                                                         -------------    ------------    -----------------
            Total                                               9,896          11,789               11,512
                                                         =============    ============    =================


       (1)  Includes only pharmaceutical contracts

RESULTS OF OPERATIONS

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (in thousands):

                                                     THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------     -------------------------------
                                                         2000               1999              2000              1999
                                                         ----               ----              ----              ----
Inpatient Services                                      $  427,774        $   426,582       $ 1,299,764       $ 1,282,786
Rehabilitation and Respiratory Therapy Services             48,537             55,428           159,251           183,614
Pharmaceutical and Medical Supply Services                  75,452             73,268           224,725           221,880
International Operations                                    65,291             76,013           210,872           221,226
Other Operations                                            43,577             51,369           136,491           171,834
Corporate                                                        -            (1,207)               458           (3,176)
Intersegment Eliminations                                 (51,129)           (51,874)         (163,112)         (174,639)
                                                     --------------     --------------    --------------    --------------
       Total Net Revenues                               $  609,502        $ 629,579         $ 1,868,449       $ 1,903,525
                                                     ==============     ==============    ==============    ==============

     The following table sets forth the amount of net segment earnings (losses) for the periods presented (in thousands):

                                                     THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------     -------------------------------
                                                         2000               1999              2000               1999
                                                         ----               ----              ----               ----
Inpatient Services                                     $  (8,688)         $  (64,733)        $ (25,854)        $ (110,280)
Rehabilitation and Respiratory Therapy Services             1,601            (22,811)            10,919           (25,357)
Pharmaceutical and Medical Supply Services                (2,829)             (5,789)           (7,343)            (3,405)
International Operations                                  (2,177)             (4,797)          (19,735)           (11,799)
Other Operations                                          (2,451)            (14,208)          (13,507)           (24,065)
                                                     -------------     ---------------    --------------    ---------------

Earnings (losses) before income taxes and corporate
     allocation of interest and management fees          (14,544)           (112,338)          (55,520)          (174,906)
Corporate Expenses                                          3,877            (74,232)            17,000          (214,522)
Intersegment Eliminations                                      37                  90               146               (57)
                                                     -------------     ---------------    --------------    ---------------

  Net segment losses                                   $ (10,630)         $ (186,480)        $ (38,374)        $ (389,485)
                                                     =============     ===============    ==============    ===============

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocates these to its segments through management fees and intercompany interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon the average net asset balances and intercompany payables at rates determined by management.

     The  following   table  presents  the  percentage  of  total  net  revenues represented by certain items for the Company for the periods presented:

                                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                          --------------------------------
                                                                                           2000                     1999
                                                                                           ----                     ----
Total net revenues                                                                             100.0%                   100.0%
    Costs and expenses:
    Operating costs ......................................................                      91.2%                   103.9%
    Corporate general and administrative..................................                       6.1%                     6.0%
    Depreciation and amortization.........................................                       1.9%                     3.2%
    Interest, net.........................................................                       1.4%                     6.3%
    Provision for losses on accounts receivable...........................                       1.2%                     9.2%
    Impairment loss.......................................................                       0.0%                     2.4%
    (Gain) loss on sale of assets, net....................................                     (0.2)%                     4.5%
    Financial restructuring costs.........................................                       0.0%                     1.1%
                                                                                 ---------------------     --------------------
          Total costs and expenses before reorganization costs............                     101.6%                   136.6%
          Dividends on convertible preferred securities of subsidiary.....                       0.0%                     1.0%
                                                                                 ---------------------     --------------------

    Losses before reorganization costs and income taxes ..................                     (1.6)%                  (37.6)%
    Reorganization costs, net.............................................                      20.6%                     0.0%
    Income taxes..........................................................                       0.0%                     0.0%
                                                                                 ---------------------     --------------------

    Net losses ...........................................................                    (22.2)%                  (37.6)%
                                                                                 =====================     ====================


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                         2000                     1999
                                                                                         ----                     ----
Total net revenues                                                                             100.0%                   100.0%
    Costs and expenses:
    Operating costs ......................................................                      91.1%                    99.1%
    Corporate general and administrative..................................                       6.3%                     6.3%
    Depreciation and amortization.........................................                       2.0%                     3.4%
    Interest, net.........................................................                       1.4%                     6.1%
    Provision for losses on accounts receivable...........................                       1.3%                     4.6%
    Legal and regulatory costs............................................                       0.1%                     0.0%
    Impairment loss.......................................................                       0.1%                    21.8%
    Financial restructuring costs.........................................                       0.0%                     0.7%
    Corporate restructuring costs.........................................                       0.0%                     0.6%
    Loss on termination of interest rate swaps............................                       0.0%                     0.1%
    (Gain) loss on sale of assets, net....................................                     (0.4)%                     4.8%
                                                                                 ---------------------     --------------------
          Total costs, expenses and gains before reorganization costs.....                     101.9%                   147.5%
          Dividends on convertible preferred securities of subsidiary.....                       0.0%                     1.0%
                                                                                 ---------------------     --------------------
    Losses before reorganization costs, income taxes and cumulative effect
          of change in accounting principle  .............................                     (1.9)%                  (48.5)%
    Reorganization costs, net.............................................                      15.9%                     0.0%
    Income taxes..........................................................                       0.0%                     0.1%
                                                                                 ---------------------     --------------------

    Losses before cumulative effect of change in accounting principle ....                    (17.8)%                  (48.6)%
    Cumulative effect of change in accounting principle...................                       0.0%                     0.7%
                                                                                 ---------------------     --------------------
Net losses ...............................................................                    (17.8)%                  (49.3)%
                                                                                 =====================     ====================

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

INPATIENT SERVICES

     Net revenues increased approximately $1.0 million from $426.6 million at September 30, 1999 to $427.8 million at September 30, 2000. On a same store basis, net revenues increased approximately $43.3 million from $377.9 million for the three months ended September 30, 1999 to $421.2 million for the three months ended September 30, 2000, a 11.5% increase. Net revenues for 1999 include negative revenue adjustments of approximately $28.4 million. Excluding the negative revenue adjustments for 1999, net revenues increased $14.9 million or 3.7%. This increase is primarily the result of improved Medicaid rates during the third quarter of 2000.

     On a same store basis, operating expenses, which include rent expense of $44.2 million and $45.2 million for the three months ended September 30, 2000 and 1999, respectively, decreased 1.4% from $396.7 million for the three months ended September 30, 1999 to $391.3 million for the three months ended September 30, 2000. Operating expenses as a percentage of net revenues, excluding the negative revenue adjustments for 1999, decreased from 97.7% for the three months ended September 30, 1999 to 92.9% for the three months ended September 30, 2000. The decrease in operating expenses as a percentage of revenue is primarily due to an increase in revenues combined with decreases in administrative costs associated with the divestitures of skilled nursing facilities during 2000.

     On a same store basis, corporate general and administrative expenses, which include regional costs related to the supervision of operations, were $9.8 million and $6.4 million for the three months ended September 30, 2000 and September 30, 1999, respectively. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, corporate general and administrative expenses were 2.3% and 1.6% for the three months ended September 30, 2000 and September 30, 1999, respectively. The change is primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead to skilled nursing facility divestitures.

     On a same store basis, provision for losses on accounts receivable decreased 87.8% from $21.3 million for the three months ended September 30, 1999 to $2.6 million for the three months ended September 30, 2000. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, provision for losses on accounts receivable decreased from 5.2% for the three months ended September 30, 1999 to 0.6% for the three months ended September 30, 2000. During the third quarter of 1999, the Company increased its reserves due to a deterioration in the aging of certain accounts receivable. An equivalent increase was not necessary in the third quarter of 2000.

     On a same store basis, depreciation and amortization decreased 40.0% from $8.5 million for the three months ended September 30, 1999 to $5.1 million for the three months ended September 30, 2000. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, depreciation and amortization expense decreased from 2.1% for the three months ended September 30, 1999 to 1.2% for the three months ended September 30, 2000. The decreases are primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets pursuant to SFAS 121.

     On a same store basis, net interest expense increased 50.0% from $1.6 million for the three months ended September 30, 1999 to $2.4 million for the three months ended September 30, 2000. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, interest expense increased from 0.4% for the three months ended September 30, 1999 to 0.6% for the three months ended September 30, 2000. The increase is primarily due to interest charges incurred related to the late filing of certain Medicare cost reports.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased $6.9 million, or 12.5%, from $55.4 million for the three months ended September 30, 1999 to $48.5 million for the three months ended September 30, 2000. Revenues from services provided to affiliated facilities decreased $3.3 million, or 10.6%, from $30.3 million for the three months ended September 30, 1999 to $27.1 million for the three months ended September 30, 2000. Revenues from services provided to nonaffiliated facilities decreased approximately $3.6 million, or 14.3%, from $25.1 million for the three months ended September 30, 1999 to $21.5 million for the three months ended September 30, 2000. These decreases are primarily the result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory therapy models in an effort to better control costs under a fixed reimbursement system. This was especially existent with respiratory therapy as this service was not covered under the ancillary component of the PPS rate structure. The decline in net revenues has continued, with a significant reduction in contracts from the third quarter of 1999 to the third quarter of 2000. Specifically, there were 1,150 affiliated and nonaffiliated contracts as of September 30, 2000 compared to 1,638 affiliated and nonaffiliated contracts as of September 30, 1999. During the third quarter of 2000, the Company terminated certain nonaffiliated contracts based on issues related to customers' credit worthiness. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The Company's divestitures of inpatient facilities in 1999 and 2000 contributed to the decrease in affiliated revenues.

     Operating expenses decreased $17.1 million, or 29.6%, from $57.0 million for the three months ended September 30, 1999 to $40.1 million for the three months ended September 30, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services subsidiary. Operating expenses as a percentage of net revenues decreased from 94.4% for the three months ended September 30, 1999 to 82.7% for the three months ended September 30, 2000. This decrease is attributable to reductions in cost structure. The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which continued to dramatically reduce its cost structure during 2000 by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists. Equipment rental costs decreased approximately $7.2 million during the third quarter of 2000 from the third quarter of 1999 primarily due to the Company shutting down its therapy equipment manufacturing operations.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $0.7 million for the three months ended September 30, 2000. Corporate general and administrative expenses as a percentage of net revenues were 1.4% for the three months ended September 30, 2000. The Company did not allocate corporate general and administrative expenses to the Rehabilitation and Respiratory Therapy Services segment during the three months ended September 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000.

     Provision for losses on accounts receivable decreased $17.7 million, or 87.0%, from $19.2 million for the three months ended September 30, 1999 to $2.5 million for the three months ended September 30, 2000. As a percentage of net revenues, provision for losses on accounts receivable decreased from 34.7% for the three months ended September 30, 1999 to 5.2% for the three months ended September 30, 2000. During the third quarter of 1999, the Company increased its reserves due to the impact of PPS, which for certain nonaffiliated customers had negatively affected cash flows adversely affecting the collectibility of amounts due the Company. An equivalent increase in reserves for the nine months ended September 30, 2000 was not necessary.

     Depreciation and amortization decreased 53.3% from $1.5 million for the three months ended September 30, 1999, to $0.7 million for the three months ended September 30, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 2.7% for the three months ended September 30, 1999 to 1.4% for the three months ended September 30, 2000, respectively. The decrease is primarily a result of the write-downs during 1999 of goodwill and certain other long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed Of ("SFAS 121").

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased $2.2 million, or 3.0%, from $73.3 million for the three months ended September 30, 1999 to $75.5 million for the three months ended September 30, 2000. Pharmaceutical services' net revenues increased approximately $1.3 million, or 2.3% from $55.7 million for the three months ended September 30, 1999 to $57.0 million for the three months ended September 30, 2000. The increase is primarily due to an increase in the average price per prescription. Medical supply services' net revenues from nonaffiliated parties decreased approximately $2.0 million, or 17.4%, while net revenues from affiliated parties increased approximately $2.9 million, or 52.7%. The Company experienced a loss in nonaffiliated contracts when sales personnel left the Company and certain of their customers ceased doing business with the Company. The increase in affiliated revenues is a result of an increase in sales to the Company's Inpatient Services segment.

     Operating expenses decreased $1.0 million, or 1.4%, from $70.0 million for the three months ended September 30, 1999 to $69.0 million for the three months ended September 30, 2000. As a percentage of net revenues, operating expenses decreased from 95.5% for the three months ended September 30, 1999 to 91.4% for the three months ended September 30, 2000. Pharmaceutical services' operating expenses increased approximately $0.8 million, or 1.6%. The increase in the pharmaceutical services' operating expenses is primarily attributed to increases in labor, benefit and insurance costs along with an increase in cost of goods sold based on an increase in sales. Medical supply services' operating expenses decreased 8.9% from $19.0 million for the three months ended September 30, 1999 to $17.3 million for the three months ended September 30, 2000. The decrease in medical supply services' cost of goods sold is a result of the decrease in sales.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $1.3 million for the three months ended September 30, 2000. Corporate general and administrative expenses as a percentage of net revenues were 1.7% for the three months ended September 30, 2000. The Company did not allocate corporate general and administrative expenses to the Pharmaceutical and Medical Supply Services segment during the three months ended September 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000.

     Provision for losses on accounts receivable decreased 79.7% from $5.9 million for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 8.0% for the three months ended September 30, 1999 to 1.6% for the three months ended September 30, 2000. During the third quarter of 1999, the Company increased its reserves due to a deterioration in the aging of certain accounts receivable. An equivalent increase was not necessary in the third quarter of 2000.

     Depreciation and amortization increased 5.6% from $1.8 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. As a percentage of net revenues, depreciation and amortization expense was approximately 2.5% for the three months ended September 30, 2000 and 1999.

INTERNATIONAL OPERATIONS

     Revenues from international operations decreased $10.7 million from $76.0 million for the three months ended September 30, 1999 to $65.3 million for the three months ended September 30, 2000. The decrease was primarily due to the fact that the Australian subsidiaries were placed in receivorship during the second quarter of 2000 and no revenue was recorded subsequently.

     Operating expenses which include rent expense of $10.6 million and $9.7 million for the three months ended September 30, 1999 and September 30, 2000, respectively, decreased approximately 18.3% from $71.6 million for the three months ended September 30, 1999 to $58.5 million for the three months ended September 30, 2000. This decrease is a result of the same factors which led to a decrease in revenue as discussed above. As a percentage of revenues, operating expenses decreased from 94.2% for the three months ended September 30, 1999 to 89.6% for the three months ended September 30, 2000.

     Corporate general and administrative expenses were $5.0 million and $3.2 million for the three months ended September 30, 2000 and September 30, 1999, respectively. As a percentage of revenues, corporate, general and administrative expenses were 7.7% for the three months ended September 30, 2000 and 4.2% for the three months ended September 30, 1999.

     Depreciation and amortization for international operations was $2.7 million for the three months ended September 30, 1999. No depreciation or amortization was recorded during the third quarter of 2000. In accordance with Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), depreciation and amortization are no longer recognized after operations are placed for sale.

     Net interest expense was $3.1 million for the three months ended September 30, 1999 and $3.6 million for the three months ended September 30, 2000. Net interest expense as a percentage of revenues increased from 4.1% for the three months ended September 30, 1999 to 5.5% for the three months ended September 30, 2000.

     OTHER NONREPORTABLE SEGMENTS AND CORPORATE GENERAL AND ADMINISTRATIVE DEPARTMENTS

     Nonreportable segments include temporary therapy and nursing staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 12.6% from $49.9 million for the three months ended September 30, 1999 to $43.6 million for the three months ended September 30, 2000. Operating expenses decreased 27.5% from $55.6 million for the three months ended September 30, 1999 to $40.3 for the three months ended September 30, 2000. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until the middle of 2001.

     Corporate general and administrative costs not directly attributed to segments decreased 27.5% from $28.0 million for the three months ended September 30, 1999 to $20.3 million at September 30, 2000. As a percentage of consolidated net revenues of $629.6 million and $609.5 million for the three months ended September 30 1999 and 2000, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 4.4% to 3.3%.

     Net interest expense not directly attributed to segments decreased 93.6% or $32.2 million from $34.4 million for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000. As a percentage of consolidated net revenues, interest expense was 68.9% for the three months ended September 30, 1999 and 5.0% for the three months ended September 30, 2000. Sun discontinued charging Mediplex interest as of June 30, 2000.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345.0 million of 7.0% CTIPS. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer interest payments, therefore, no interest was paid on the CTIPS during the third quarter of 1999. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continue to accrue. The Company does not expect to make principal or interest payments on the CTIPS in the future. Due to the Company filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the third quarter of 2000. See "Note 7 - Convertible Trust Issued Preferred Securities" in the Company's consolidated financial statements.

OTHER SPECIAL AND NON-RECURRING CHARGES

Financial Restructuring

     During the third quarter of 1999, the Company recorded financial restructuring costs of $7.0 million, primarily professional fees, related to the Company's activities in preparation for its filing for protection under Chapter 11 of the U. S. Bankruptcy Code. See "Liquidity and Capital Resources".

Reorganization Costs

     During the third quarter of 2000, the Company recorded net reorganization costs of $125.6 million. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

Legal and Regulatory

     In August 2000, the Bankruptcy Court approved an agreement entered into between the Company and the U.S. Departments of Justice and Health and Human Services pursuant to which the Company paid the U.S. government approximately $1.2 million. The payment was in consideration of the government's agreement to allow the Company to transfer certain of its facilities to new operators without pursuing the new operators for alleged claims against the Company for pre-transfer conduct, and for the release and waiver of certain pre-transfer claims against the Company related to the facilities to be transferred to new operators. The Company recorded additional charges of approximately $1.4 million during the second quarter of 2000 related to the transfer of certain of its facilities to new operators.

OTHER LONG-LIVED ASSETS

Gain on Sale of Assets

     During the three months ended September 30, 2000, the Company recorded gains on the sale of assets of approximately $3.8 million. Approximately $1.1 million and $2.7 million is recorded in gain on sale of assets and reorganization costs, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Loss on Sale of Assets

     During the third quarter of 2000, a net non-cash charge of approximately $117.9 million was recorded to reduce the carrying amount of the medical supply operations and certain domestic inpatient facilities which are classified as assets held for sale in the Company's consolidated balance sheets. An additional loss of $5.5 million related to the sale of the Spain operations was also recorded in the third quarter of 2000. The charges are recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 14 - Subsequent Events" in the Company's consolidated financial statements.

     During the third quarter of 1999, the Company recorded a net non-cash charge of approximately $28.4 million due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. See "Note 5 Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Impairment of Goodwill and Other Long-Lived Assets

     During the third quarter of 1999, the Company recorded an impairment loss of $14.9 million primarily related to the goodwill associated with the Company's therapy equipment manufacturer. In October 1999, the Company decided to close this operation.

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the three months ended September 30, 2000 was $135.3 million compared to a net loss of $236.8 million for the three months ended September 30, 1999. The loss before considering income taxes, gain on sale of assets, net, impairment loss and reorganization costs was $10.6 million for the three months ended September 30, 2000 compared to a loss of $186.5 million before considering income taxes, financial restructuring costs, loss on sale of assets, net and impairment loss for the three months ended September 30, 1999. The net loss during the three months ended September 30, 2000 and 1999 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

     In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets and the CTIPS since the Filing Date. The contractual interest expense that was not paid or accrued for the three months ended September 30, 2000 was approximately $36.9 million. The contractual dividends that were not paid or accrued for the three months ended September 30, 2000 were approximately $5.2 million.

     Income tax expense for the three months ended September 30, 2000 and for the three months ended September 30, 1999 was $0.1 million. In the three months ended September 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in the three months ended September 30, 1999 the Company established a valuation allowance for U.K. deferred tax assets resulting from its net operating losses which may not be realizable.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

INPATIENT SERVICES

     Net revenues increased approximately $16.3 million from $1.28 billion at September 30, 1999 to $1.30 billion at September 30, 2000. On a same store basis, net revenues increased approximately $128.4 million from $1.12 billion for the nine months ended September 30, 1999 to $1.25 billion for the nine months ended September 30, 2000, a 11.5% increase. Net revenues for 1999 include negative revenue adjustments of approximately $88.1 million. Excluding the negative revenue adjustments for 1999, net revenues increased $40.3 or 3.3%. This increase is primarily the result of enhanced Medicaid rates combined with improvement of certain Medicare rates during the third quarter of 2000.

     On a same store basis, operating expenses, which include rent expense of $135.0 million and $134.3 million for the nine months ended September 30, 1999 and 2000, respectively, increased 1.8% from $1.13 billion for the nine months ended September 30, 1999 to $1.15 billion for the nine months ended September 30, 2000. Operating expenses as a percentage of net revenues excluding the effect the negative revenue adjustments for 1999, decreased from 93.5% for the nine months ended September 30, 1999 to 92.5% for the nine months ended September 30, 2000. The increase is primarily due to increased labor costs.

     On a same store basis, corporate general and administrative expenses, which include regional costs, related to the supervision of operations, were $30.1 million and $22.4 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Excluding the negative revenue adjustments for 1999, as a percentage of net revenues, corporate general and administrative expenses were 2.4% and 1.9% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase is primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead due to facility divestitures during 2000 and 1999.

     On a same store basis, provision for losses on accounts receivable decreased 77.9% from $31.7 million for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000. Excluding the negative revenue adjustments for 1999, as a percentage of net revenues, provision for losses on accounts receivable decreased from 2.6% for the nine months ended September 30, 1999 to 0.6% for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company increased its reserve due to the increased aging of certain accounts receivable. An equivalent increase was not necessary during the nine months ended September 30, 2000.

     On a same store basis, depreciation and amortization decreased 34.0% from $23.5 million for the nine months ended September 30, 1999 to $15.5 million for the nine months ended September 30, 2000. Excluding the negative revenue adjustments for 1999, as a percentage of net revenues, depreciation and amortization expense was 1.2% and 1.9% for the nine months ended September 30, 2000 and 1999, respectively. The decrease is primarily a result of write-downs during 1999 of goodwill and certain other long-lived assets pursuant to SFAS 121.

     On a same store basis, net interest expense increased 38.8% from $4.9 million for the nine months ended September 30, 1999 to $6.8 million for the nine months ended September 30, 2000. Excluding the negative revenue adjustments for 1999, as a percentage of net revenues, interest expense increased from 0.4% for the nine months ended September 30, 1999 to 0.5% for the nine months ended September 30, 2000. The increase is primarily the result of interest incurred related to the late filing of certain Medicare cost reports.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased $24.4 million, or 13.3%, from $183.7 million for the nine months ended September 30, 1999 to $159.3 million for the nine months ended September 30, 2000.
Revenues from services provided to affiliated facilities decreased $11.2 million, or 11.3%, from $99.3 million for the nine months ended September 30, 1999 to $88.1 million for the nine months ended September 30, 2000. Revenues from services provided to nonaffiliated facilities decreased approximately $13.2 million, or 15.6%, from $84.3 million for the nine months ended September 30, 1999 to $71.2 million or the nine months ended September 30, 2000. These decreases are primarily the result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory therapy models in an effort to better control costs under a fixed reimbursement system. This was especially existent with respiratory therapy as this service was not covered under the ancillary component of the PPS rate structure. The decline in net revenues has continued, with a significant reduction in contracts from the third quarter of 1999 to the third quarter of 2000. Specifically, there were 1,150 affiliated and nonaffiliated contracts as of September 30, 2000 compared to 1,638 affiliated and nonaffiliated contracts as of September 30, 1999. The Company terminated certain nonaffiliated contracts due to issues related to customers' credit worthiness. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The Company's divestiture of inpatient facilities in 1999 and 2000 contributed to the decrease in affiliated revenues.

     Operating expenses decreased 29.7% from $175.4 million for the nine months ended September 30, 1999 to $123.3 million for the nine months ended September 30, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services (see "Other Special and Non-Recurring Charges - Restructuring Costs"). The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which continued to dramatically reduce its cost structure during 2000 by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists.

     Provision for losses on accounts receivable decreased 72.0% from $27.1 million for the nine months ended September 30, 1999 to $7.6 million for the nine months ended September 30, 2000. As a percentage of net revenues, provision for losses on accounts receivable decreased from 14.8% for the nine months ended September 30, 1999 to 4.8% for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company increased its reserves due to the impact of PPS, which for certain nonaffiliated customers had negatively affected cash flows adversely affecting the collectiblity of amounts due the Company. An equivalent increase of reserves for the nine months ended September 30, 2000 was not necessary.

     Depreciation and amortization decreased 59.0% from $6.1 million for the three months ended September 30, 1999, to $2.5 million for the three months ended September 30, 2000. The decrease is primarily a result of the write-downs during 1999 of goodwill and certain other long-lived assets pursuant to SFAS
121. As a percentage of net revenues, depreciation and amortization expense decreased from 3.3% for the three months ended September 30, 1999 to 1.6% for the three months ended September 30, 2000, respectively.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services increased $2.8 million, or 1.3%, from $221.9 million for the nine months ended September 30, 1999 to $224.7 million for the nine months ended September 30, 2000. Pharmaceutical services' net revenues from nonaffiliated parties increased approximately $3.7 million, or 3.0% while net revenues from affiliated parties decreased approximately $1.0 million, or 2.4%. The increase in nonaffiliated revenues was due to an increase in the average price per prescription. The decrease in affiliated revenues was a result of the Company divesting inpatient facilities in 1999 and 2000 partially offset by an increase in the pricing structure related to the Company's Inpatient Services segment. Medical Supply services' net revenues from nonaffiliated parties decreased approximately $7.2 million, or 19.9% while net revenues from affiliated parties increased approximately $7.3 million, or 40.6%. The Company experienced a loss in nonaffiliated contracts when sales personnel left the Company and certain of their customers ceased doing business with the Company. The increase in affiliated revenues is a result of an increase in sales to the Company's Inpatient Services segment.

     Operating expenses increased $0.6 million from $204.5 million for the nine months ended September 30, 1999 to $205.1 million for the nine months ended September 30, 2000. Operating expenses as a percentage of net revenues decreased from 92.2% for the nine months ended September 30, 1999 to 91.3% for the nine months ended September 30, 2000. Pharmaceutical services' operating expenses increased approximately $3.9 million, or 2.6%. The increase is primarily due to increases in labor, benefit and insurance costs along with an increase in costs of good sold based on an increase in sales. Medical supply services' operating expenses decreased approximately $3.4 million, or 6.3% from $54.3 million for the nine months ended September 30, 1999 to $50.9 million for the nine months ended September 30, 2000. The decrease in cost of goods sold is as a result of the decrease in sales.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $2.7 and $1.1 million for the nine months ended September 30, 2000 for pharmaceutical services and medical supply services, respectively. Corporate general and administrative expenses as a percentage of net revenues were 1.7% for the nine months ended September 30, 2000. The Company did not allocate corporate general and administrative expenses to the Pharmaceutical and Medical Supply Services segment during the nine months ended September 30, 1999. The Company began allocating costs directly attributable to the segment in January 2000.

     Provision for losses on accounts receivable decreased $9.1 million, or 67.9%, from $13.4 million for the nine months ended September 30, 1999 to $4.3 million for the nine months ended September 30, 2000. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 6.0% for the nine months ended September 30, 1999 to 1.9% for the nine months ended September 30, 2000. The pharmaceutical services' provision for losses on accounts receivable decreased approximately $7.9 million or 76.0%. During the nine months ended September 30, 1999, the Company increased its reserves as a result of the affect PPS had on certain nonaffiliated customers' cash flow which impacted the collectibility of the Company's accounts receivable. An equivalent increase was not necessary during the nine months ended September 30, 2000. The Medical Supply services' provision for losses on accounts receivable decreased approximately $1.0 million, or 34.5%. During the nine months ended September 30, 1999, the Company increased its reserve due to the increased aging of certain accounts receivable. An equivalent increase was not necessary during the nine months ended September 30, 2000.

     Depreciation and amortization decreased $0.9 million, or 15.3%, from $5.9 million for the nine months ended September 30, 1999 to $5.0 million for the nine months ended September 30, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 2.7% for the nine months ended September 30, 1999 to 2.2% for the nine months ended September 30, 2000.

INTERNATIONAL OPERATIONS

     Revenues from international operations decreased $10.3 million, or 4.7%, from $221.2 million for the nine months ended September 30, 1999 to $210.9 million for the nine months ended September 30, 2000.

     Operating expenses, which include rent expense of $29.6 million and $30.9 million for the nine months ended September 30, 1999 and September 30, 2000, respectively, decreased approximately 3.2% from $203.1 million for the nine months ended September 30, 1999 to $196.7 million for the nine months ended September 30, 2000. As a percentage of revenues, operating expenses increased from 91.8% for the nine months ended September 30, 1999 to 93.3% for the nine months ended September 30, 2000.

     Depreciation and amortization for international operations decreased 74.7% from $9.9 million for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000. No depreciation or amortization was recorded during the third quarter of 2000. In accordance with Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), depreciation and amortization are no longer recognized after operations are placed for sale.

     Net interest expense decreased 1.0% from $9.9 million for the nine months ended September 30, 1999 to $9.8 million for the nine months ended September 30, 2000. Net interest expense as a percentage of revenues increased from 4.5% for the nine months ended September 30, 1999 to 4.6% for the nine months ended September 30, 2000.

     OTHER NONREPORTABLE SEGMENTS AND CORPORATE GENERAL AND ADMINISTRATIVE DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 18.5% from $167.9 million for the nine months ended September 30, 1999 to $136.9 million for the nine months ended September 30, 2000. Operating expenses decreased 26.3% from $173.6 million for the nine months ended September 30, 1999 to $127.9 for the nine months ended September 30, 2000. Total revenues and operating expenses for nonreportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products are not expected to reach the stage under which capitalization is permitted until the middle of 2001.

     Corporate general and administrative costs not directly attributed to segments decreased 21.3% from $87.3 million for the nine months ended September 30, 1999 to $68.7 million at September 30, 2000. As a percentage of consolidated net revenues of $1.90 billion and $1.87 billion for the nine months ended September 30, 1999 and 2000, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 4.6% to 3.7%.

     Net interest expense not directly attributed to segments decreased 91.9% from $98.6 million for the nine months ended September 30, 1999 to $8.0 million for the nine months ended September 30, 2000. As a percentage of consolidated net revenues, interest expense decreased from 5.2% for the nine months ended September 30, 1999 to 0.4% for the nine months ended September 30, 2000. The decrease was related to (i) a decrease in the Company's weighted average interest rate resulting from the issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as a result of non-compliance under certain financial covenants under the Senior Credit Facility, and (iii) an increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345.0 million of 7.0% CTIPS. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer interest payments. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continue to accrue. The Company does not expect to make principal or interest payments on the CTIPS in the future. As of September 30, 2000, the amount of accrued and deferred interest and penalties was approximately $18.3 million. Due to the Company filing for protection under Chapter 11 and in accordance with SOP 90-7, the Company did not pay or accrue interest on the CTIPS during the nine months ended September 30, 2000. See "Note 7 - Convertible Trust Issued Preferred Securities" in the Company's consolidated financial statements.

OTHER SPECIAL AND NON-RECURRING CHARGES

Financial Restructuring

     During the nine months ended September 30, 1999, the Company recorded financial restructuring costs of $13.3 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9.375% Subordinated Notes and the 9.5% Subordinated Notes and in preparation for its filing for protection under Chapter 11 of the U.S. Bankruptcy Code. See "Liquidity and Capital Resources".

Reorganization Costs

     The Company recorded net reorganization costs of approximately $297.7 million during the nine months ended September 30, 2000. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

LOSS ON TERMINATION OF INTEREST RATE SWAPS

     In April 1999, the interest rate swap transactions were terminated due to an event of default relating to the Company's non-compliance with certain covenants contained in the Senior Credit Facility. The termination resulted in a $2.5 million pre-tax charge in the first quarter of 1999. See "Note 4 - Long-Term Debt" in the Company's consolidated financial statements.

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

Corporate Restructuring Costs

     In the fourth quarter of 1998, the Company initiated a corporate restructuring plan focused primarily on reducing the operating expenses of its United States operations. Related to the 1998 corporate restructuring plan, the Company recorded a 1998 fourth quarter charge of approximately $4.6 million. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations, and also included the closure of approximately 70 divisional and regional offices. As of September 30, 2000, the Company had paid an aggregate of approximately $2.8 million in termination benefits to employees that had been terminated, and to lessors in lease termination costs, under the 1998 corporate restructuring plan. As of September 30, 2000 and December 31, 1999, the Company's 1998 corporate restructuring costs reserve balance relating to employee and lease terminations was approximately $1.4 and $2.0 million, respectively. As of December 31, 1999, the Company's 1998 corporate restructuring plan was substantially complete.

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. Related to the 1999 corporate restructuring plan, the Company recorded a first quarter charge of approximately $11.4 million. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations. The 1999 corporate restructuring plan also includes the closure of approximately 23 divisional and regional offices. In addition, the plan included the relocation of the management of the Company's medical supply subsidiary and temporary therapy services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico. The Company's 1999 corporate restructuring reserve balance was approximately $4.5 million as of September 30, 1999. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete.

OTHER LONG-LIVED ASSETS

Gain on Sale of Assets

     During the nine months ended September 30, 2000, the Company recorded gains on the sale of assets of approximately $12.8 million. Approximately $9.1 million and $3.7 million is recorded in gain on sale of assets and reorganization costs, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Loss on Sale of Assets

     During the nine months ended September 30, 2000, the Company recorded losses on the sale of assets of approximately $283.9 million recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the nine months ended September 30, 2000 was $332.4 million compared to net loss of $938.6 million for the nine months ended September 30, 1999. Before considering the gain on sale of assets, the legal and regulatory costs, the impairment loss, reorganization costs, the loss before income taxes and cumulative effect of change in accounting principle for the nine months ended September 30, 2000 was $38.4 million compared to a $389.5 million loss before considering income taxes and cumulative effect of change in accounting principle, loss on the termination of interest rate swaps, the financial restructuring costs, loss on sale of assets, net, impairment loss and corporate restructuring costs for the nine months ended September 30, 1999. The net loss during the nine months ended September 30, 2000 and 1999 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

     In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets and the CTIPS since the Filing Date. The contractual interest expense that was not paid or accrued for the nine months ended September 30, 2000 was approximately $109.0 million. The contractual dividends that were not paid or accrued for the nine months ended September 30, 2000 were approximately $16.2 million.

     Income tax expense for the nine months ended September 30, 2000 was $0.2 million compared to $1.0 million for the nine months ended September 30, 1999. In the nine months ended September 30, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realized as a result of the adverse effect of the new operating environment under PPS. Also, in 1999 the Company established a valuation allowance for United Kingdom deferred tax assets resulting from its net operating losses, which may not be realizable.

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

     As of December 31, 2000, up to approximately $138.7 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $66.5 million and had issued approximately $34.7 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at December 31, 2000 of approximately $27.0 million. The combination of the Company's cash balances and available funds, less borrowings and letters of credit, under the DIP Financing Agreement was $64.5 million and $160.8 million as of December 31, 2000 and 1999, respectively. This decrease in liquidity is due primarily to the losses that the Company's operations have incurred in 2000, which have been adversely affected by the slower than expected pace of sales of non-profitable facilities in 2000.

     In July 2000, the Company obtained waivers on several defaults under the DIP Financing Agreement. The waiver was subject to the Company and the lenders entering into, and the Bankruptcy Court approving, an amendment to the DIP Financing Agreement. The amendment was entered into in September 2000 and approved by the Bankruptcy Court in October 2000. If the Company is unable to comply with the covenants contained in the amended DIP Financing Agreement or is unable to obtain a waiver of any such future covenant violation, then the Company would lose its ability to borrow under the amended DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the amended DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 3 - Debtor-in-Possession Financing" in the Company's consolidated financial statements.

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

     The Company's exclusive period to file a plan of reorganization has been extended to March 9, 2001 and to solicit acceptances of the plan has been extended to May 8, 2001.

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

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the Chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as liabilities subject to compromise at September 30, 2000 and December 31, 1999 in the Company's consolidated balance sheets. At September 30, 2000, the Company had a working capital deficit of $155.3 million and cash and cash equivalents of $49.2 million as compared to a working capital deficit of $17.3 million and cash and cash equivalents of $25.0 million at December 31, 1999.

     For the nine months ended September 30, 2000, net cash used for operating activities was approximately $4.6 million compared to net cash provided by operating activities for the nine months ended September 30, 1999 of approximately $4.4 million. The net cash used for operating activities for the nine months ended September 30, 2000 is primarily from the disbursement of reorganization costs upon approval from the Bankruptcy Court.

     The Company incurred approximately $13.9 million and $39.2 million in capital expenditures during the three and nine month periods ended September 30, 2000, respectively. Expenditures related primarily to the construction of a corporate office building and routine capital expenditures. The Company had construction commitments as of September 30, 2000, under various contracts of approximately $3.0 million in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

     During the three and nine month periods ended September 30, 2000, the Company recorded net reorganization costs of $125.6 million and $297.7 million, respectively. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program will not have a material adverse impact on the Company's financial condition and results of operations. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the three and nine month periods ended September 30, 2000 were approximately $7.9 million and $25.1 million, respectively. Claims paid under the professional liability for the three and nine month periods ended September 30, 2000 were immaterial.

     During 1999 and through the third quarter of 2000, the Company also conducted business in the United Kingdom, Spain, Australia and Germany. International operations accounted for approximately 11.3% and 11.6% of the Company's total net revenues during the nine months ended September 30, 2000 and 1999, respectively, and 9.2% of the Company's consolidated total assets at September 30, 2000. The Company's financial condition and results of operations are subject to foreign exchange risk. Exceptional planned foreign currency cash flow requirements, such as acquisitions overseas, are hedged selectively to prevent fluctuations in the anticipated foreign currency value. Changes in the net worth of the Company's foreign subsidiaries arising from currency fluctuations are reflected in the accumulated other comprehensive income component of stockholders' equity.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the Company's estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During the first quarter of 1999, the Company recognized an additional loss of approximately $17.1 million on certain of these non-core businesses based on revised estimates of selling value less selling costs. During the first quarter of 1999, the Company decided not to dispose of certain non-core businesses previously recorded as assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million was recorded in the first quarter of 1999. The Company completed the sale of its Canadian operations in the first quarter of 1999 resulting in an additional loss on the sale of approximately $2.0 million which was recorded in the first quarter of 1999. During the second quarter of 1999, the Company recorded a non-cash charge to record losses on assets held for sale of approximately $51.8 million. The losses include (i) approximately $34.9 million to further reduce the carrying amount of certain assisted living facilities and certain other inpatient facilities classified as assets held for sale based on revised estimates of selling value less selling costs and (ii) approximately $16.9 million related to the sale of 11 long-term care facilities in the United Kingdom which the Company leased back under 12 year leases. During the third quarter of 1999, the Company recorded a non-cash charge to record additional losses on assets held for sale of $33.2 million, or $92.3 million for the nine months ended September 30, 1999. These charges were to further reduce the carrying value of the assets based upon ongoing negotiations and market conditions at that time. The additional losses and loss reversals are recorded in loss on sale of assets, net in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     During the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The Company recognized a loss of approximately $153.4 million during the nine months ended September 30, 2000 to reduce the carrying value of its international operations to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs, net in the Company's consolidated statements of losses. During the nine months ended September 30, 2000, Sun divested 18 pharmacies in the United Kingdom. The aggregate cash consideration received for these divestitures during the nine months ended September 30, 2000 was approximately $21.8 million. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     The Company divested its operations in Spain for approximately $7.6 million in cash. The Company's operations in Australia were placed in receivorship by its secured creditors in September, 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is also seeking to divest its operations in Germany and the United Kingdom. No assurance can be give that the Company will successfully divest its operations in Germany and the United Kingdom. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 14 - Subsequent Events" in the Company's consolidated financial statements.

     During  the  first  quarter  of  2000,   the  Company  began  pursuing  the
disposition of certain non-core businesses including its SunCare respiratory therapy business. The Company recognized a loss of approximately $7.8 million in the first quarter of 2000 to reduce the carrying value of its SunCare respiratory therapy business to the Company's estimate of selling value less selling costs. No purchase agreement has been entered into and the Company cannot predict when, or if, this business will be sold. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     During the first quarter of 2000, the Company identified two domestic pharmacies for divestiture. The Company recognized a loss of approximately $0.5 million in the first quarter of 2000 to reduce the carrying value of these two pharmacies to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs, net in the Company's consolidated statements of losses. The pharmacies were sold effective October 31, 2000 for approximately $1.3 million. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company"s operations. This process is expected to be ongoing throughout its bankruptcy cases. These intended divestitures require Bankruptcy Court approval. See "Note 14 - Subsequent Events" in the Company's consolidated financial statements. The Company is also considering selling all, or a portion of, its corporate headquarters buildings in Albuquerque, New Mexico. The Company is unable to determine the amount of proceeds it could receive if such a sale were completed.

     During the second quarter of 2000, the Company divested 20 skilled nursing facilities and one assisted living facility. During the third quarter of 2000, the Company divested 6 skilled nursing facilities. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements. Subsequent to September 30, 2000 and through December 29, 2000, the Company had identified 50 skilled nursing facilities, 6 comprehensive outpatient rehabilitation facilities, a medical office building and other non-core businesses for disposal. See "Note 14 - Subsequent Events" in the Company"s consolidated financial statements.

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which included a skilled nursing facility on its campus. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million. In addition, the Company obtained a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in the first quarter transaction totaled approximately $49.8 million. The estimated aggregate net loss, which had been previously recorded for the entire transaction involving the 16 assisted living facilities was approximately $71.2 million of which approximately $17.4 million and $53.8 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal is recorded in gain on sale of assets in the Company's consolidated statements of losses. During the second quarter of 2000, the Company completed the sale of the other four assisted living facilities which were part of the agreement entered into during the first quarter of 2000. In addition, the Company transferred its two remaining assisted living facilities from the Other Operations segment to the Inpatient Services segment. The cash consideration received was approximately $0.2 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $15.8 million. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of September 30, 2000 and December 31, 1999, the Company's purchase liabilities reserve balance was approximately $12.1 million and $15.5 million, respectively.

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

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three officers of the Company in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. Although the Company intends to vigorously defend the individual defendants in this matter who are indemnified by the Company, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     In addition, the Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of QUI TAM lawsuits that remain under seal and which are not described above. The DOJ has advised the Company of the nature of several of the allegations under investigation regarding the Company's subsidiaries, including allegations that the Company's subsidiaries were inappropriately reimbursed for (i) certain management fees related to the provision of therapy services, (ii) nursing services provided by skilled nursing facilities for which there was inadequate documentation and (iii) respiratory therapy services.

     The DOJ and the Company have been having ongoing discussions and the Company expects to enter into a global settlement of these investigations. Such settlement would include a monetary payment to the government and a requirement that the Company enter into a corporate integrity agreement with the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such settlement or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" and is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement at December 31, 1999 and in each of the months for the period ended September 30, 2000. The Company was also not in compliance with the DIP Financing Agreement because the Company did not timely provide the DIP Lenders with publicly filed financial statements for the year ended December 31, 1999 and the quarters ended March 31, June 30, and September 30, 2000. In September 2000, the DIP Lenders waived the defaults and the Company and the DIP Lenders entered into an amendment of the DIP Financing Agreement to modify the cumulative EBITDA covenant. In connection with the amendment, the Company paid to the DIP Lenders a $250,000 fee to enter into the amendment. See "Note 3 - Debtor-in-Possession Financing" in the Company's consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.1            Financial Data Schedule.

(b)  Reports on Form 8-K

       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUN HEALTHCARE GROUP, INC.

Date:  January 19, 2001               By: /s/ Robert D. Woltil *
                                          --------------------------


                                          Robert D. Woltil
                                          Chief Financial Officer

*  Signing on the behalf of the Registrant and as principal financial officer.