Form 10-K
period 2000-12-31
SUN HEALTHCARE GROUP INC
filed 2001-04-02
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-K
(Mark One)

     x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

     o Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     On March 30, 2001, Sun Healthcare Group, Inc. had 63,017,316 outstanding shares of Common Stock. Of those, 62,819,036 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the last sales price of such shares on the Over-the-Counter Bulletin Board on March 28, 2001 was approximately $4,397,333.

     Indicate by check mark whether the registrant has filed all reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No o N/A x No plan of reorganization has been filed with the bankruptcy court as of this date.

                           SUN HEALTHCARE GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      INDEX

                                                                                                               PAGE
PART I

Item 1.      Business.......................................................................................    3
Item 2.      Properties.....................................................................................    21
Item 3.      Legal Proceedings..............................................................................    23
Item 4.      Submission of Matters to a Vote of Security Holders............................................    23

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................    23
Item 6.      Selected Financial Data........................................................................    24
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........    26
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk......................................    57
Item 8.      Financial Statements and Supplementary Data....................................................    57
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........    57

PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................    58
Item 11.     Executive Compensation.........................................................................    62
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................    66
Item 13.     Certain Relationships and Related Transactions.................................................    67

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    68
             Signatures.....................................................................................    75


        SunBridge, SunDance, SunScript, SunSolution, SunCare, SunFactors, SunPlus, SunChoice and CareerStaff Unlimited and related names herein are registered trademarks of Sun Healthcare Group,Inc. and its subsidiaries.
                                   ___________

                                     PART I
ITEM 1.   BUSINESS

GENERAL

     Sun Healthcare Group, Inc., ("Sun") through its direct and indirect subsidiaries (collectively referred to herein with Sun as the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. The Company currently operates through three principal business segments: (i) inpatient services, (ii) rehabilitation and respiratory therapy services, and (iii) pharmaceutical services. In October 1999, the Company commenced cases under Chapter 11 of the U.S. Bankruptcy Code and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (see "Reorganization - Bankruptcy"). The following is a description of the Company's current and former business segments and other operations. Financial information for the business segments is set forth in "Note 21 - Segment Information" in the Company's consolidated financial statements.

     INPATIENT SERVICES. At December 31, 2000, Sun operated 303 long-term, subacute care and assisted living facilities (consisting of 285 skilled nursing facilities, 2 assisted living facilities and 16 hospitals) in 26 states with 33,363 licensed beds in the United States primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Not included in these 303 facilities are 35 facilities with 4,071 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy. See "Reorganization - Divestitures," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Note 5 - Acquisitions," "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     REHABILITATION   AND   RESPIRATORY    THERAPY   SERVICES.    Sun   provides
rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At December 31, 2000, Sun provided therapy services and supplies to 942 facilities in 41 states, 652 of which were operated by nonaffiliated parties. The Company is currently soliciting offers to purchase its SunCare respiratory therapy supply operations. See "Reorganization
- - Divestitures" herein and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     PHARMACEUTICAL  SERVICES.  The  Company  provides  pharmaceutical  services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of December 31, 2000, Sun operated 33 regional pharmacies, seven in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 1,520 long-term and subacute care facilities in 39 states, 1,196 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice. See "Reorganization - Divestitures" herein and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     INTERNATIONAL OPERATIONS. As of December 31, 2000, the Company held a majority interest in Heim Plan-Uternehmensgruppe, an operator of 18 long-term care facilities in Germany with 1,468 licensed beds. In addition, the Company provides pharmaceutical services in Germany. The Company entered into a purchase agreement in December 2000 to sell its operations in Germany yet can give no assurances that the sale will be completed. See "Note 7 - Impairment of Long-Lived Assets and Assets Held For Sale" in the Company's consolidated financial statements.

     The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. At the time the Australia operations were placed in receivorship, the Company held 38.2% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that operated 10 facilities with 629 licensed beds. The Company also operated five hospitals with 335 licensed beds in Australia. The Company sold its operations in Spain in October 2000 consisting of 11 facilities with 1,688 beds. The Company sold its operations in the United Kingdom in February 2001 consisting of 146 inpatient facilities with 8,326 licensed beds. See "Reorganization - Divestitures" and "Note 24 - Subsequent Events" in the Company's consolidated financial statements.

     OTHER OPERATIONS. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). Careerstaff derives approximately 50% of its revenues from skilled nursing facilities, 30% from schools and governmental agencies and 20% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At December 31, 2000, CareerStaff had 24 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas.

     Through SunAlliance Healthcare Services, Inc. ("SunAlliance") and SunPlus Home Health Services, Inc. ("SunPlus"), the Company also provides mobile radiology, medical laboratory and home healthcare services in certain locations. Through Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, the Company develops certain software for use in the long-term care industry. Shared Healthcare Systems, Inc. which is a majority-owned subsidiary of the Company, did not commence a case under Chapter 11 of the U.S. Bankruptcy Code.

     CORPORATE HEADQUARTERS. The Company's principal executive offices are located at 101 Sun Avenue, NE, Albuquerque, NM 87109, and its telephone number at such address is (505) 821-3355. The Company maintains a web site at http://www.sunh.com.

REORGANIZATION

     BANKRUPTCY. On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company obtained debtor-in-possession financing and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See "Certain Additional Business Risks," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Note 2, Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     DIVESTITURES. During the years ended December 31, 2000 and 1999, Sun divested 49 and 49 skilled nursing facilities and 20 and 12 assisted living facilities, respectively. The aggregate cash consideration received was approximately $1.6 million in 2000 and $4.1 million in 1999 for the assisted living facilities. The Company did not receive any cash consideration from the skilled nursing facility divestitures. The aggregate net operating losses of the skilled nursing facilities and the assisted living facilities were approximately $5.7 million and $3.2 million in 2000 and $12.5 million and $0.1 million in 1999, respectively. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements. During the period of January 1, 2001 through March 15, 2001, Sun divested 10 skilled nursing facilities. The aggregate net operating losses of these facilities during 2000 were $3.2 million and $1.3 million respectively. See "Note 24 - Subsequent Events" in the Company's consolidated financial statements.

     In January 2001, the Company sold the assets of its SunChoice medical supplies operations to Medline Industries, Inc. ("Medline"). The Company received proceeds of $16.6 million in exchange for the SunChoice assets, including SunChoice's accounts receivable. In the event that Medline collects less from the SunChoice accounts receivable by July 2001 than it paid to the Company for the receivables, the Company must pay the deficiency to Medline. Therefore, it is possible that the Company would be required to repay Medline a portion of the SunChoice purchase price.

     In February 2001, the Company sold its subsidiaries that operated in the United Kingdom. Those operations included 146 long-term care facilities with 8,326 licensed beds. The Company did not receive any material cash payments in exchange for these operations, but the Company was released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon consummation of the sale. See "Note 24 - Subsequent Events" in the Company's consolidated financial statements.

     In June 2000, the Company sold 18 pharmacies which operated in the United Kingdom. Cash consideration received for these pharmacies was approximately $9.7 million and a gain on sale of assets of approximately $1.0 million was recorded.

     In October 2000, the Company divested its operations in Spain for approximately $7.6 million in cash. Also, in September 2000, the Company's operations in Australia were placed in receivorship by its secured creditors. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors, and then any remaining value would be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations.

     The Company sold its therapy equipment manufacturing operations in the third quarter of 2000. Under the agreement, the Company transferred most assets of the business, including equipment and accounts receivable, to the purchaser. However, the Company retained some assets for its use in providing therapy services. The Company received no cash consideration from this sale. Instead, consideration for the sale was the settlement of certain prepetition claims the purchaser held against the Company.

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. The Company is also pursuing the disposition of its operations in Germany and certain non-core businesses, including the sale of its SunCare respiratory therapy supply business. No assurance can be given that these operations will be sold or that, if they are sold, the Company will not experience a material loss on the sales.

     RESTRUCTURING. The Company's restructuring began in 1998 and is continuing during its bankruptcy cases. The number of full and part-time employees of the Company worldwide has decreased from 80,700 on February 20, 1999 to 57,100 on March 31, 2000, and to 42,032 on February 28, 2001. The decrease in 1999 was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in the management structure. The decreases in 2000 and early 2001 primarily resulted from the disposition of the Company's international operations, medical supplies operations and inpatient facilities. See "Employees."

REIMBURSEMENT FROM MEDICARE AND MEDICAID

     The following table sets forth the total revenues by payor source for the Company's U.S. operations for the periods indicated (in thousands):

                                                                      Years Ended December 31
Sources of Revenues                                  2000              1999              1998            1997
- -------------------                               --------------------------------------------------------------
Medicaid  .  . . . . . . . . . . . . . . .       $1,025,600       $ 1,041,662       $   957,058      $  583,583

Medicare  .  . . . . . . . . . . . . . . .          515,492           446,820           834,200         479,201

Private  pay and other (1) . . . . . . . .          652,334           743,651         1,011,935         749,881

___________________

(1) Includes revenues from the provision of ancillary services, which includes payments for rehabilitation and respiratory therapy, temporary medical staffing services and pharmaceutical services provided to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Nonaffiliated sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

     The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to skilled nursing facilities after at least a three-day stay in an acute care hospital. The Medicare Part B program provides reimbursement for patients receiving ancillary services who have not had the required stay at a hospital or have exhausted their Part A benefits. Medicaid is a state-administrated program that provides assistance to the indigent and certain other eligible persons. Private pay patients typically have financial resources (including managed care insurance coverage) to pay for their care and do not rely on government programs for financial support.

     Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 (the "BBA"), signed into law in August 1997, reduced federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999, addressed a number of the funding difficulties caused by the BBA. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), enacted in December 2000, further modified the law and restored additional funding.

     BBA. In the BBA, Congress passed numerous changes to the reimbursement policies applicable to certain hospital services, skilled nursing, therapy and other ancillary services. The BBA mandated the implementation of a prospective payment system ("PPS") for Medicare Part A skilled nursing facility services to be phased in over a four-year period. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based on the acuity level of the patient to cover all Medicare Part A costs, including nursing, ancillary and capital-related costs for Medicare beneficiaries receiving skilled services. Under the BBA, each patient is evaluated and assigned to one of 44 Resource Utilization Group ("RUG") categories, which determines the per diem reimbursement rate for that patient. The higher the acuity level of the patient, the more services that are required by that patient. Accordingly, a higher acuity patient that requires more services is assigned to a RUG category with a higher per diem rate. The ability of the Company to offer the ancillary services required by higher acuity patients in a cost-effective manner is critical to the Company's success. Prior to the implementation of PPS, the costs of many of such services were directly reimbursed.

     During the PPS phase-in, payments are generally based on a blend of the facility's adjusted historical costs based on 1995 cost data and a federally established per diem rate as follows: (i) year one, 75% historical cost and 25% federal rate; (ii) year two, 50% historical cost and 50% federal rate as of April 1, 2000; (iii) year three, 25% historical cost and 75% federal rate, and
(iv) year four and thereafter, 100% federal rate. The Company's skilled nursing facilities will be fully phased-in and subject to the 100% federal rate by January 1, 2002.

     Effective January 1, 1999, Medicare Part B reimbursement for many ancillary services, including rehabilitation therapy, medical supplies and other ancillary services, are made to the skilled nursing facility pursuant to fee schedules. The previous reimbursement methodology reimbursed skilled nursing facilities based upon the cost of ancillary services provided. The BBA also imposed an annual per-beneficiary cap of $1,500 per provider for certain therapy services provided, also effective January 1, 1999. The BBA also sought consolidated billing for skilled nursing facility services, under which all payments for certain non-physician services to beneficiaries are made to the facility, regardless of whether the item or service was directly furnished by the facility or by others under arrangement. While this provision was to be effective for items or services furnished on or after July 1, 1998, Congress has placed a moratorium on its implementation, as described below. Other provisions of the BBA limited Medicare payments to skilled nursing facilities for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.

     BBRA. The BBRA was designed to mitigate the adverse effects of the BBA. The key provisions of the BBRA include: (i) the option for a skilled nursing provider to choose between the higher of the current blended rate or 100% of the federally-determined acuity-adjusted rate, effective for cost reporting periods starting on or after January 1, 2000; (ii) a temporary increase of 20% in the federal adjusted per diem rates for 15 RUG categories covering certain medically complex patients until the Health Care Financing Administration ("HCFA") has adopted refinements to the RUG system as of April 1, 2000; (iii) a 4% increase in the federal adjusted per diem rates for all 44 RUG categories for the period October 1, 2000 through September 30, 2002; and (iv) a moratorium on implementing the Part B $1,500 therapy limitations contained in the BBA, effective January 1, 2000 through January 1, 2002.

     On April 10, 2000, the Health Care Financing Administration ("HCFA") released its proposed refinements to PPS. The proposed changes included the following: (i) the number of RUG categories would increase from 44 to 178; (ii) the BBRA's temporary 20% add-on in 15 RUG categories would terminate on September 30, 2000; and (iii) the nursing, wage and other indices used to calculate the new reimbursement model would be updated based on more recent claims data and cost reports. HCFA postponed consideration of the proposed refinements in July 2000.

     BIPA. BIPA increased the nursing component of PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to three of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services, and the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company is unable to fully predict the effect BIPA will have on its operating results.

    The   Company's   revenues  from  its   inpatient   facilities   have  been
significantly affected by the PPS per diem rates and Medicare Part B changes. The following table sets forth the approximate amounts of Medicare Part A revenues recorded by the Company's long-term care facilities for the years 2000, 1999, 1998 and 1997:

                            Average Medicare Part A
                       Revenue Per Patient, Per Day(1)(2)
                       ----------------------------------

                         2000                  $358.94
                         1999                   338.29
                         1998                   466.23
                         1997                   472.90
____________________

(1) Includes estimated adjustments for routine cost limit ("RCL") exception revenue.
(2) The year-to-year comparisons are not on a same-store basis due to acquisitions and divestitures, which occurred between January 1997 and December 2000.

     The volatility of the average Medicare Part A revenue per patient per day from 1997 to 2000 was driven by the change in reimbursement rates with the implementation of PPS in 1999 and also by the change in the number of Medicare days in the Company's long-term care facilities as a result of the Regency Acquisition in 1997 wherein the Company acquired 110 Medicare-certified facilities.

     In addition, the Company's average annual Medicare Part B revenue per facility decreased approximately [83% from 1997 to 1999] [67% from 1997 to 2000]. Three factors contributed to the decline in Medicare Part B revenue: volume decreased due to staffing cuts that occurred as part of the cost control measures implemented by the ancillary companies under the PPS system, the $1,500 annual per-beneficiary cap contributed to the decline in Medicare Part B revenue by limiting access for Part B patients requiring therapy, and the pricing for the provision of Part B therapy decreased when Part B reimbursement changed to a procedure code payment system.

     The implementation of PPS also resulted in a greater than expected decline in demand for the Company's therapy and pharmaceutical services. For instance, the nursing home industry has responded to the lower reimbursement levels under PPS by, among other things, seeking lower acuity residents who need less ancillary services and by providing therapy services in-house, which has resulted in a significant decline in the demand for the Company's therapy services. Prior to the implementation of PPS, Sun's ancillary services, such as rehabilitation therapy services, respiratory therapy supplies and pharmaceutical services, had significantly higher operating margins than the margins associated with Sun's long-term and subacute care facilities and accordingly, such services provided most of Sun's operating profits. Although the Company has taken and continues to take actions to reduce its costs of providing ancillary services, it is highly unlikely that the Company will be able to achieve its pre-PPS profit margins on its ancillary services.

     Various cost containment measures adopted by governmental and private pay sources restrict the scope and amount of reimbursable healthcare expenses and limit increases in reimbursement rates for medical services. Any reductions in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations or interpretations of existing regulations could significantly and adversely affect the Company's profitability. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to the Company's facilities and its therapy and pharmaceutical services businesses. There can be no assurance that payments under governmental or private payor programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and changes in reimbursement could have a material adverse effect on the Company's financial condition and results of operations, including the possible impairment of certain assets.

     RELATED PARTY RULE. For periods prior to the effective date of PPS, certain Medicare regulations applied to transactions between related parties, such as between the Company's subsidiaries that operate skilled nursing facilities and subsidiaries that provide ancillary services. These regulations are relevant to the amount of Medicare reimbursement that the Company's skilled nursing facilities are entitled to receive for certain goods and services provided by the Company's ancillary service subsidiaries. An exception to the related party regulations is available provided that, among other things, a substantial part of the services of the relevant subsidiary supplier be transacted with nonaffiliated entities. When that exception applies, the skilled nursing facility may receive reimbursement for goods and services provided by the Company's ancillary service subsidiaries at the rates applicable to goods and services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of this exception. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

     The implementation of PPS and the fee schedules have significantly reduced the Medicare impact of the related party rule, but the related party rule continues to affect certain Medicaid cost reports for the Company's skilled nursing facilities and hospitals and will also affect Medicare cost reports for hospitals until 2002. The Company's net revenues from rehabilitation therapy services, including net revenues from temporary therapy staffing services, provided to nonaffiliated facilities represented 57%, 56% and 56% of total rehabilitation services net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 66%, 52% and 46% of total respiratory therapy services net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 70%, 74% and 70% of total pharmaceutical services revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The Company uses certain variables such as percent of revenue derived from nonaffiliated parties and associated service charges to determine whether it has met the requirements. For cost reports filed for the years ending December 31, 1998 and December 31, 1999, the Company met the appropriate thresholds to satisfy the "substantial part" requirement of the related party exception. For cost reports to be filed for the year ending December 31, 2000, the Company's respiratory therapy and pharmaceutical services operations met the related party exception allowing for reimbursement of their charges to the inpatient facilities division. However, the rehabilitation therapy services operations including the temporary medical staffing services, the medical supplies division and the software development division did not meet the standards allowing for the related party exception for 2000. The Company will be required to reflect adjustments on the cost reports decreasing the charges to the inpatient facilities of the services during 2000 from these divisions to the cost-basis of those services. The Company has determined that the impact of these cost report adjustments on the Medicare revenues recorded for the year ended December 31, 2000 is not significant. If the Company were deemed not to have satisfied these regulations, the reimbursement that the Company receives for goods and services provided to its own facilities could be significantly reduced, which could materially and adversely affect the Company's financial condition and results of operations. If, upon audit by federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received.

GOVERNMENT REGULATION

     REGULATORY REQUIREMENTS. The Company's subsidiaries, including those that provide subacute and long-term care, rehabilitation therapy and pharmaceutical services and respiratory therapy supplies, are engaged in industries that are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to the direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified by HCFA or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed by the federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents.

     Long-term care facilities must comply with certain requirements to participate in Medicare or Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, infection control, physical environment and administration. Regulations governing survey, certification and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil monetary penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with certain standards as a condition to participate in Medicare and Medicaid programs may result in termination of the provider's Medicare and Medicaid provider agreements.

     Most states in which the Company operates have statutes which require that prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company first must obtain a Certificate of Need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The CON process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. These state determinations of need or CON programs are designed to comply with certain minimum federal standards and to enable states to participate in certain federal and state health-related programs. Elimination or relaxation of CON requirements may result in increased competition in such states and may also result in increased expansion.

     The Medicare and Medicaid anti-kickback statute prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual or for recommending or arranging for the purchase, lease or ordering of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual or to recommend or arrange for the purchase, lease or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs.

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the known filing of a false claim or the known use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have been made under the civil provisions of the statute in certain QUI TAM actions that the Company has filed false claims. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

     In December 2000, the federal government released the final privacy rules of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) penalties for violation of an individual's privacy rights. The Company is not required to comply with the HIPAA privacy rules until 2003, but the Company will require substantial efforts and resources to prepare for compliance.

     ENFORCEMENT ACTIVITY. Pursuant to HIPAA, Congress has provided additional funding to the Department of Health and Human Services/Office of Inspector General ("HHS/OIG") and the U.S. Department of Justice ("DOJ") to investigate potential cases of reimbursement abuse in the health care services industry. This legislation also sets guidelines to encourage federal, state and local law enforcement agencies to share general information and to coordinate specific law enforcement activities including conducting investigations, audits, evaluations and inspections relating to the delivery of and payment for health care.

     The HHS/OIG has issued, and will continue to issue, special fraud alert bulletins identifying "suspect" characteristics of potentially illegal practices by providers and illegal arrangements between providers. The bulletins contain "Hot Line" numbers and encourage Medicare beneficiaries, health care company employees, competitors and others to call to report suspected violations. Enforcement actions could include criminal prosecutions, suit for civil penalties and/or Medicare and Medicaid program exclusion.

     On July 21, 1998, President Clinton directed HCFA to ensure that states institute tougher enforcement measures in surveying skilled nursing facilities, including the onsite imposition of fines without grace periods, the imposition of fines per violation rather than per day of noncompliance and increased review of facilities' systems to prevent resident neglect and abuse. On December 7, 1998, President Clinton announced that his Administration would continue its crackdown on providers who commit Medicare program fraud by empowering specialized contractors to track down Medicare fraud and program waste and by requiring providers to report evidence of fraud so patterns of fraud can be identified early and stopped.

     In 1999, the Clinton Administration launched a new National Health Care Fraud Task Force, chaired by the Deputy Attorney General, in which HHS/OIG, HCFA, DOJ and state and local prosecutors would work together in formulating strategies to combat health care fraud and abuse and safeguard the well-being of Medicare and Medicaid beneficiaries. A general data sharing process was instituted between the Federal Bureau of Investigation ("FBI") and HHS/OIG to ensure that complete, accurate and current information on federal health care fraud investigations is maintained and readily available. While this task force focuses on a wide range of health care fraud and abuse policy issues, particular attention is devoted to fighting nursing home fraud and abuse and excluding providers from participation in Medicare, Medicaid and other government-funded health care programs. The Nursing Home Initiative, coordinated by the DOJ Civil Division, focuses on enhanced enforcement; training; outreach to industry, resident advocates, medical professionals, academics and others; new legislation to address gaps in federal law; and analysis of the applicable state laws and improved inter-agency and governmental coordination, use of data and services to victims.

     In March 2000, the OIG issued written guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste and abuse in health care programs, including Medicare and Medicaid. The Company voluntarily implemented a compliance program in 1996 and believes its compliance program substantially incorporates the guidance that the OIG has proposed to be included in such programs. In addition, the Company believes that if it reaches a global settlement of its outstanding government investigations, any such settlement would include a requirement that the Company enter into a corporate integrity agreement with the OIG requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

     SURVEY, CERTIFICATION AND ENFORCEMENT ACTIVITIES AGAINST THE COMPANY. The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such reviews, either takes appropriate corrective action and/or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon any measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or the perceived severity of the violations, the federal and/or state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. Challenging and appealing notices of noncompliance can require significant legal expenses and management attention.

     The Company believes that enforcement activities at both the federal and state levels and QUI TAM actions brought by private parties have increased over the past five years. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation." In addition, as a result of the Company's pending bankruptcy proceedings, the Company has experienced a further increase in regulatory oversight from both federal and state regulatory bodies. There can be no assurance that substantial amounts will not be expended by the Company to cooperate with any investigations and proceedings or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with any of the anti-fraud provisions, including those discussed in the paragraphs above, the Company could be materially and adversely affected.

     If a nursing facility is terminated from the Medicare and Medicaid programs, its Medicare and Medicaid reimbursement is interrupted pending recertification, a process that can take at least several months. In the interim, the facility may continue to provide care to its residents without Medicare and Medicaid reimbursement, or the government may involuntarily relocate Medicare and Medicaid residents to other facilities. Terminations, bans on admission and civil monetary penalties can cause material adverse financial and operational effects on individual facilities. The federal government has, in the past, proposed to terminate several of the Company's facilities from the Medicare and Medicaid programs. From time to time federal and state survey agencies impose bans on admissions and civil monetary penalties against facilities on the basis of alleged regulatory deficiencies. The Company typically vigorously contests such sanctions and in some cases has sought and obtained federal court injunctions against proposed terminations. While the Company has been successful to date in preventing some Medicare and Medicaid terminations that it has contested, such cases require significant legal expenses and management attention. There can be no assurance that the federal government will not attempt to terminate additional facilities of the Company from the Medicare and Medicaid programs, or that the Company will continue to be successful in contesting such terminations.

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

EMPLOYEES

     As of February 28, 2001, the Company had 42,032 full-time and part-time employees. Of this total, there were 32,164 employees at the long-term and subacute care facilities, 3,296 employees involved in providing rehabilitation therapy services, 1,284 employees in the pharmaceutical services operations, 1,367 employees in the temporary therapy staffing business, 216 employees in the respiratory therapy services business, 1,014 employees at the corporate and regional offices, 859 employees involved in providing long-term care services in Germany, and 10 employees in the foreign corporate offices and 1,822 employees in other health care services in the United States.

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

CERTAIN ADDITIONAL BUSINESS RISKS

     Information provided in this Form 10-K by the Company contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding the Company's expected future financial position, results of operations, results of its bankruptcy proceedings, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth elsewhere herein and the following:

     EFFECT OF BANKRUPTCY REORGANIZATION ON COMMON STOCK AND DEBT SECURITIES. The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. As of October 1, 2000, the parties to the agreement in principle have the right to withdraw from the agreement in principle, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. It is anticipated that any plan of reorganization confirmed in the chapter 11 cases will provide that Sun's outstanding convertible subordinated debt, convertible trust issued preferred securities and common stock will effectively be canceled without any recoveries to the holders of such debt and securities.

     No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms described above. During the pendency of the Company's bankruptcy proceedings, the Company, absent an order of the Bankruptcy Court, is prohibited from making payments on its debt securities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     AVAILABLE LIQUIDITY, BORROWING CAPACITY UNDER FINANCING AGREEMENT. The Company entered into a Revolving Credit Agreement with certain lenders and CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. as agents to provide the Company in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company up to $200.0 million, not to exceed the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of $10.0 million or 50% of the aggregate value of eligible inventory. As of February 28, 2001, approximately $139.5 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $63.4 million and had issued approximately $35.2 million in letters of credit.

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

     In July 2000, the Company obtained waivers from the DIP Lenders on several defaults under the DIP Financing Agreement. In February and March 2001, the Company obtained a Forbearance Agreement from the DIP Lenders pursuant to which the DIP Lenders agreed to forbear from exercising any remedies available to them under the DIP Financing Agreement and to continue to extend credit to the Company until April 23, 2001. The Company and the DIP Lenders are negotiating an amendment to the DIP Financing Agreement, which would revise the covenants that the Company has violated or may violate. If the Company is unable to enter into this amendment or fails to comply with the amended covenants contained in the DIP Financing Agreement and is unable to obtain a waiver of any such future covenant violation or to amend the DIP Financing Agreement to cure the future default, then the Company would lose its ability to borrow under the DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See
"Item 7 -  Management's  Discussion  and  Analysis of  Financial  Condition  and
Results  of  Operations  -  Liquidity  and  Capital  Resources"  and  "Note  8 -
Debtor-in-Possession Financing" in the Company's consolidated financial statements.

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

     REDUCED REVENUES RESULTING FROM PROSPECTIVE PAYMENT SYSTEM ("PPS"). For a description of certain risks related to PPS, see "Reimbursement from Medicare and Medicaid."

     RISKS RELATED TO INVESTIGATIONS AND LEGAL PROCEEDINGS. The Company's subsidiaries are engaged in healthcare industries which are extensively regulated. See "Potential Adverse Impact from Extensive Regulation." As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company's subsidiaries have been subject to increased regulatory oversight as a result of the Company's chapter 11 bankruptcy filings. The HHS/OIG and the DOJ periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. There can be no assurance that the outcome of any or all of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

     If any of the Company's subsidiaries is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the subsidiary or individuals from participation in their program. The existence of regulatory investigations has previously hindered or prevented the Company from pursuing certain business opportunities. There can be no assurance that the existence of any such investigations will not affect the Company's ability to pursue future business opportunities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

     RISKS ASSOCIATED WITH REIMBURSEMENT PROCESS. The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Under cost-based reimbursement plans, payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of Medicaid balances are settled two to three years following the provision of services although the Company has from time to time experienced delays in receiving final settlement and reimbursement.

     The Company currently has a number of outstanding cost reports and requests for exceptions to the routine cost limitations, including cost reports filed by former operators of facilities acquired by the Company for which the Company has assumed responsibility for any overpayments to the prior operators. Pursuant to an agreement between the Company and HHS, all Medicare payments directly due to the Company for services rendered prior to October 14, 1999 (pre-bankruptcy), and not previously paid to the Company, will be withheld at least through the confirmation of a plan of reorganization. In addition, the Company will not be required to pay any amounts alleged to be due to the federal government for periods prior to October 14, 1999 until confirmation of a plan of reorganization. Unless otherwise agreed to with HHS, upon the confirmation of a plan of reorganization, the Company could file a motion in the Bankruptcy Court seeking an adjudication of the funds withheld by HHS if the Company believes that such funds exceed the claims that HHS has against the Company. As of December 31, 2000 the Company estimated that it had net Medicare accounts receivable of approximately $80.1 million that were being withheld by HHS pursuant to this agreement. Of that amount, the Company has agreed to release its claims to $17.1 million related to divested facilities, and there is a substantial likelihood that the Company will not recover any of the remaining $63.0 million.

     Payment of amounts due to the Company by HHS for services provided on or after October 14, 1999 (post-bankruptcy) are largely unaffected by the Company's bankruptcy cases; the HHS has agreed not to offset such amounts against amounts alleged to be due to the federal government from the Company for periods prior to October 14, 1999. However, if it is determined that there is a pre-bankruptcy overpayment to the Company that is subject to offset against post-bankruptcy payments due to the Company or previously made to the Company, HHS may seek to have such payments treated as an administrative expense claim and withhold such amounts if not already paid. If the amounts have been previously paid to the Company, the Company would have to return such funds to HHS upon the occurrence of certain events, including the confirmation of a plan of reorganization. The Company's results of operations could be materially and adversely affected if the amounts actually received from third-party payors in any reporting period differs materially from the amounts accrued in prior periods.

     SELF-FUNDED INSURANCE. The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. There can be no assurance that this self-funded insurance program for 2000 will not have a material adverse impact on the Company's financial condition and results of operations. The Company does not know how long it will be necessary to continue this program. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. In addition, in certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is prohibited by state law. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is prohibited by law. See "Note 10 - Commitments and Contingencies" in the Company's consolidated financial statements.

     COLLECTABILITY OF CERTAIN ACCOUNTS RECEIVABLE. The Company's allowance for doubtful accounts has increased from approximately $79.0 million at December 31, 1998 to approximately $151.8 million at December 31, 1999, to approximately
$128.1 million at December 31, 2000. The Company believes that the implementation of PPS for certain nonaffiliated ancillary service customers has negatively affected their cash flows and in many instances caused them to file for bankruptcy. The Company's financial condition and results of operation could be materially adversely affected by the inability to collect its accounts receivable.

     RISK OF ADVERSE EFFECT OF FUTURE HEALTHCARE REFORM. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are further changes in reimbursement by federal and state payors such as Medicare and Medicaid and health insurance reforms. For example, federal and state government officials are reviewing whether Medicare and Medicaid paid too much for prescription drugs as a result of providers allegedly inflating the average wholesale prices of such drugs. Some states have implemented new policies for how much their Medicaid programs would pay for these drugs, and other state or federal agencies are considering implementing similar policies. If fully implemented by the states and federal agencies, these policies could adversely affect the results of operations of the Company's pharmaceutical business.

     It is not clear at this time when or whether any new proposals will be adopted, or if adopted, what effect, if any, such proposals would have on Sun's business. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on Sun's financial condition or results of operations. See "Reimbursement from Medicare and Medicaid."

     POTENTIAL ADVERSE EFFECT OF CHANGE IN REVENUE SOURCES. Changes in the mix of patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, could significantly affect the revenues and the profitability of Sun's operations. There can be no assurance that Sun will continue to attract and retain private pay patients or maintain its current payor or revenue mix. In addition, there can be no assurance that the facilities operated by Sun, or the provision of services and products by Sun, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in Sun's reimbursement under Medicare or Medicaid could have an adverse effect on its financial condition and results of operations. See "Risks Related to Investigations and Legal Proceedings" and "Risk of Adverse Effect of Future Healthcare Reform."

     POTENTIAL ADVERSE IMPACT FROM EXTENSIVE REGULATION. All of the facilities operated or managed by Sun are required to be licensed in accordance with the requirements of state and local agencies having jurisdiction over their operations. Most of Sun's facilities are also certified as providers under the Medicaid and Medicare programs. The failure to obtain or renew any required regulatory approvals or licenses or to comply with applicable regulations in the future could adversely affect the Company's financial condition and results of operations. See "Risks Related to Investigations and Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation." To the extent that CONs or other similar approvals are required for expansion of Sun's operations, either through acquisitions or additions to or provision of new services at such facilities, such expansion could be adversely affected by the failure to obtain such CONs or approvals. There can be no assurance that Sun's business in the future will not be materially adversely affected by licensing and certification requirements of state and federal authorities.

     Medicare and Medicaid antifraud and abuse laws also prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Expressly prohibited are kickbacks, bribes and rebates related to Medicare or Medicaid referrals. Federal laws also provide civil and criminal penalties for any false or fraudulent statements, knowingly made, in any claim for payment under a federal or state health care program as well as any material omissions in such claims. In addition, certain states have adopted fraud and abuse and false claims laws that prohibit specified business practices. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. See "Recent Developments - Increase in Survey, Certification and Enforcement Activities."

     INCREASED LABOR COSTS; AVAILABILITY OF PERSONNEL; RETENTION OF MANAGEMENT. In recent years Sun has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and increased staffing levels in its long-term and subacute care facilities. The Company and other providers in the long-term care industry have had and continue to have difficulties in attracting qualified personnel to staff its long-term care facilities, particularly nurses, and as a result the Company often uses temporary employment agencies to provide additional personnel. Many states have recently increased minimum staffing standards, and HCFA is studying whether minimum staffing standards should be imposed on skilled nursing facilities. In addition, Sun's ability to hire and retain qualified employees has been affected by, among other things, the Company's filing for bankruptcy protection in October 1999 and the perceived uncertainty about Sun's financial performance. There can be no assurance that Sun will be able to retain its executive officers and key employees and continue to hire and retain a sufficient number of qualified personnel to operate the Company effectively. See "Business - Employees."

ITEM 2.   PROPERTIES

     FACILITIES IN THE UNITED STATES. The Company operated an aggregate of 303 long-term care, subacute care and assisted living facilities in the U.S. as of February 28, 2001, 285 of which were subject to long-term operating leases or subleases and 18 of which were owned. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The Company's facilities that are leased are subject to long-term operating leases or subleases which require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under each of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. The Company's management agreements for long-term and subacute care facilities generally provide the Company with management fees based on a percentage of the revenues of the managed facility and may also include a fixed fee component.

     Substantially  all of the Company's  facilities serve as collateral for its obligations under the DIP Financing Agreement and other various credit facilities. The Company is actively reviewing its portfolio of properties and is seeking, and will continue to seek, to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. See "Recent Developments - Divestitures" and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     The Company calculated its aggregate occupancy percentages for all of its long-term care, subacute care and assisted living facilities as 90%, 87% and 87% in the U.S. for the years ended December 31, 1998, 1999 and 2000, respectively. However, the Company believes that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the profitability of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company also believes there is not a consistent industry standard as to how occupancy is measured and that the information may not be comparable among long-term care providers. The Company computes average occupancy percentages by dividing the total number of beds occupied by the total number of licensed beds available for use during the periods indicated.

     The following table sets forth certain information concerning the long-term care, subacute care and assisted living facilities leased, owned or managed by the Company in the United States as of 2001. Included in the table are 303 facilities (285 skilled nursing facilities, 2 assisted living facilities and 16 hospitals) that are included in the inpatient services segment. Not included in the table are 35 facilities that the Company intends to divest in 2001.


                                                    NUMBER OF FACILITIES
                       NUMBER OF                    --------------------
STATE               LICENSED BEDS(1)       LEASED              OWNED           TOTAL
- -----               ----------------       ------              -----           -----
California               8,760               88                  2               90
Massachusetts            4,508               32                  2               34
Texas                    2,245               18                  -               18
Georgia                  1,933               11                  7               18
Connecticut              1,769               11                  1               12
Washington               1,652               17                  1               18
Tennessee                1,559               13                  1               14
Florida                  1,458               11                  -               11
Arizona                  1,200                7                  -                7
North Carolina           1,141                9                  -                9
New Hampshire              985                9                  -                9
Alabama                    783                7                  -                7
Idaho                      761                8                  1                9
West Virginia              739                7                  -                7
New Jersey                 580                5                  -                5
Ohio                       575                4                  1                5
Virginia                   494                2                  1                3
Illinois                   469                5                  -                5
Maryland                   343                2                  -                2
Colorado                   341                7                  1                8
Louisiana                  308                2                  -                2
New Mexico                 286                4                  -                4
Kentucky                   137                2                  -                2
Oklahoma                   135                2                  -                2
Missouri                   103                1                  -                1
Indiana                     99                1                  -                1
                            --                -                                   -
Total                   33,363              285                 18              303
                        ======              ===                 ==              ===

(1) "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

     INTERNATIONAL LONG-TERM CARE FACILITIES. The Company operated 18 facilities with 1,468 beds in Germany as of February 28, 2001.

     Pharmaceutical Services. As of February 28, 2001, the Company operated 33 regional pharmacies, 7 in-house long-term care pharmacies and 1 pharmaceutical billing and consulting center in the United States.

ITEM 3.   LEGAL PROCEEDINGS

     See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999 or throughout 2000.

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
                                             HIGH           LOW
                                             ----           ---
         2000
  First  Quarter . . .  .  . . . . . .  $    0.08       $   0.07
  Second Quarter . . . . . . . . . . .       0.08           0.07
  Third  Quarter  . . . .  . . . . . .       0.07           0.05
  Fourth Quarter . . . . . . . . . . .       0.07           0.06

         1999
  First  Quarter . . . . .. .. . . . .  $    6.75        $  0.81
  Second Quarter . . . . . . . . . . .       1.63           0.28
  Third  Quarter  . . . .  . . . . . .       0.50           0.21
  Fourth Quarter . . . . . . . . . . .       0.22           0.07

     There were 6,919 holders of record as of February 28, 2001 of the Company's common stock.

     The Company has not paid nor declared any dividends on its common stock since its inception. During the pendency of the Company's chapter 11 bankruptcy proceedings, the Company is prohibited from paying dividends without obtaining Bankruptcy Court approval. See "Item 1. Recent Developments."

     The Company anticipates that the Company's plan of reorganization will provide for no recovery to the holders of outstanding equity securities, including common stock and options to acquire common stock. See Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

ITEM 6. SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from the Company's consolidated financial statements. The financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto, (in thousands, except per share data):

                                                                    YEARS ENDED DECEMBER 31
                                                                    -----------------------
                                            2000(1)            1999(2)             1998(3)            1997(4)           1996(5)
                                            -------            -------             -------            -------           -------
Total net revenues...................  $   2,458,928        $  2,529,039       $   3,088,460        $ 2,010,820     $  1,316,308
                                      ---------------  ------------------  ------------------  -----------------  ---------------
Earnings (losses) before income
  taxes, extraordinary loss and
  cumulative effect of change in
  accounting principle...............      (545,455)         (1,076,481)           (689,842)             95,882           52,466
                                      ---------------  ------------------  ------------------  -----------------  ---------------
Earnings (losses) before
  extraordinary loss and cumulative
  effect of change in accounting           (545,711)         (1,076,642)           (743,419)             54,729           21,536
  principle..........................
Extraordinary loss...................              -                   -            (10,274)           (19,928)                -
Cumulative effect of change in
  accounting principle...............              -            (12,816)                   -                  -                -
                                      ---------------  ------------------  ------------------  -----------------  ---------------
Net earnings (losses)................  $   (545,711)       $ (1,089,458)       $   (753,693)        $    34,801      $    21,536
                                      ===============  ==================  ==================  =================  ===============
Net earnings (losses) per common and
  common equivalent share:
Net earnings (losses) before
  extraordinary loss and cumulative
  effect of change in accounting
  principle:
  Basic..............................  $      (9.04)       $     (18.40)       $     (14.29)        $      1.18       $     0.46
                                      ===============  ==================  ==================  =================  ===============
  Diluted............................  $      (9.04)       $     (18.40)       $     (14.29)        $      1.06       $     0.46
                                      ===============  ==================  ==================  =================  ===============
Net earning (losses):
  Basic..............................  $      (9.04)       $     (18.62)       $     (14.49)        $      0.75       $     0.46
                                      ===============  ==================  ==================  =================  ===============
  Diluted............................  $      (9.04)       $     (18.62)       $     (14.49)        $      0.67       $     0.46
                                      ===============  ==================  ==================  =================  ===============
Weighted Average number of common
  and common equivalent shares:
  Basic..............................         60,347              58,504              52,008             46,329           46,360
                                      ===============  ==================  ==================  =================  ===============
  Diluted............................         60,347              58,504              52,008             51,851           46,868
                                      ===============  ==================  ==================  =================  ===============
Working Capital (Deficit)............  $   (161,620)       $    (17,282)       $   (539,636)       $    307,025      $   211,582
                                      ===============  ==================  ==================  =================  ===============
Total Assets.........................  $     849,988       $   1,438,488       $   2,468,038       $  2,579,236      $ 1,229,426
                                      ===============  ==================  ==================  =================  ===============
Liabilities subject to compromise....  $  1,529,928        $  1,558,518        $           -       $          -      $       -
                                      ===============  ==================  ==================  =================  ===============
Long-term debt (6)...................  $    140,250        $    145,541        $   1,518,274       $  1,545,678      $   512,435
                                      ===============  ==================  ==================  =================  ===============
Stockholder's equity (deficit).......  $ (1,545,338)       $ (1,023,000)       $      33,759       $    617,053      $   572,137
                                      ===============  ==================  ==================  =================  ===============

(1) Results for the year ended December 31, 2000 include a non-cash impairment charge of $191.3 million related to the Company's estimate of goodwill and other long-lived assets (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a net non-cash gain on sale of assets of $21.4 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a $1.1 million non-cash recovery of previously recorded cost for corporate and financial restructuring (see "Note 4 - Restructuring Costs" in the Company's consolidated financial statements), a $2.5 million charge for legal and regulatory charges due to the Company's chapter 11 filings (see "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements) and a $335.9 million charge for reorganization items due to the Company's chapter 11 filings (see "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements).

(2) Results for the year ended December 31, 1999 include a non-cash charge of $457.4 million related to the Company's estimate of goodwill and other long-lived asset impairment (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a net non-cash charge of $78.7 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a $27.4 million charge for corporate and financial restructuring (see "Note 4 - Restructuring Costs" in the Company's consolidated financial statements), a $2.5 million loss on the termination of the interest rate swaps (see "Note 9 - Long-Term Debt" in the Company's consolidated financial statements) and a $48.1 million charge for reorganization items due to the Company's chapter 11 filings (see "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements).

(3) Results for the year ended December 31, 1998 include a non-cash charge of $397.5 million related to the Company's estimate of goodwill and other asset impairment (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a non-cash charge of $206.2 million due to the termination of certain facility lease agreements, the sale of certain other facilities and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a $22.5 million charge for legal and regulatory matters, a $4.6 million charge for restructuring cost in order to more closely align the Company's inpatient, rehabilitation and respiratory therapy, and pharmaceutical and medical supplies segments (see "Note 4 - Restructuring Costs" in the Company's consolidated financial statements), and an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million, to permanently pay-down $300 million of the term loan portion of the Company's senior credit facility in addition to the $3.7 million to retire $5.0 million of the Contour Medical, Inc. ("Contour") convertible debentures purchased by the Company.

(4) Results for the year ended December 31, 1997 include a charge of $7.0 million recognized by the Company in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $19.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency Health Services, Inc.'s ("Regency") 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's senior credit facility.

(5) Results for the year ended December 31, 1996, include a $24.0 million charge recognized by the Company to settle certain of the lawsuits brought by shareholders and, as a reduction of this settlement charge, $9.0 million, which was received from the Company's director and officer liability insurance carrier in connection with the settlement. In addition, in 1996, the Company recorded additional expenses of $4.3 million related to monitoring and responding to the investigation by the OIG and to responding to the remaining shareholder litigation related to the announcement of the OIG investigation.

(6) Long-term debt as of December 31, 2000 does not include $1,529.9 million of long-term debt subject to compromise that would be classified as long-term debt except for the Company's bankruptcy filing and the related application of the guidance in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Healthcare Group,Inc. ("Sun") through its direct and indirect subsidiaries (collectively referred to herein with Sun as the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. The Company also had operations in Germany, Spain, Australia and the United Kingdom in 1998 and 1999 and during most of 2000. In October 1999, the Company commenced cases under Chapter 11 of the U.S. Bankruptcy Code and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During 2000 and 1999, the Company operated through four principal business segments.

     INPATIENT SERVICES: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing assistants. As of December 31, 2000, the Company operated 303 inpatient facilities with 33,363 licensed beds compared to 354 facilities with 39,867 licensed beds as of December 31, 1999. Included in the December 31, 2000 amounts are 35 skilled nursing facilities with 4,071 licensed beds that the Company intends to divest through foreclosure sales, lease terminations through mutual agreements with the lessors or by transferring operations to successor operators. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 24 - Subsequent Events" in the Company's consolidated financial statements.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other things, physical, occupational, speech and respiratory therapy services, respiratory therapy supplies, equipment and oxygen to affiliated and nonaffiliated skilled nursing facilities. As of December 31, 2000, the Company's rehabilitation and respiratory therapy services segment provided services to 942 facilities in 41 states, of which 652 were operated by nonaffiliated parties compared to 1,531 facilities in 37 states as of December 31, 1999, of which 1,158 were operated by nonaffiliated parties. During the first quarter of 2000, the Company began pursuing the disposition of its respiratory therapy business. The Company recorded a loss to reduce the carrying value of its respiratory therapy business to the Company's estimate of selling value less selling costs. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical subsidiary and a medical supply subsidiary. The pharmaceutical subsidiary provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as consultant pharmacist services. The medical supply subsidiary primarily provided medical supplies to long-term care and subacute care facilities. The pharmaceutical and medical supply subsidiaries provided pharmaceutical products and services and medical supplies to 1,520 long-term and subacute care facilities, including 1,196 nonaffiliated facilities, as of December 31, 2000. As of December 31, 1999, pharmaceutical products and services were provided to approximately 885 facilities, including 550 nonaffiliated facilities. On January 19, 2001, the Company sold its medical supply operations.

     INTERNATIONAL OPERATIONS: During 1999 and through the fourth quarter of 2000, this segment included long-term care facilities in the United Kingdom and Germany. During 1999 and through the fourth quarter of 2000, the Company also provided pharmaceutical services in Germany. As of December 31, 2000, the Company operated 146 inpatient facilities with 8,326 licensed beds in the United Kingdom and 18 facilities with 1,468 licensed beds in Germany compared to 145 facilities with 8,320 licensed beds in the United Kingdom and 17 facilities with 1,217 licensed beds in Germany as of December 31, 1999.

     In June of 2000, Sun divested a total of 18 pharmacies in the United Kingdom. The Company divested its operations in Spain in October 2000, which consisted of 11 inpatient facilities with 1,688 licensed beds. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. At the time the Australia operations were placed in receivorship, the Company held 38.2% of the equity in Alpha Healthcare Limited, a publicly held acute care provider in Australia that operated 10 facilities with 629 licensed beds. The Company also operated five hospitals with 335 licensed beds in Australia. The Company is soliciting offers to purchase its operations in Germany. No assurance can be given that the Company will successfully divest its operations in Germany. In February 2001, the Company divested its operations in the United Kingdom. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 24 - Subsequent Events" in the Company's consolidated financial statements.

OTHER OPERATIONS

     During 1999 and through the fourth quarter of 2000, the Company's other operations included temporary medical staffing services, home health, software development and other ancillary services. The Company divested its hospice operations in the fourth quarter of 1999 and most of its assisted living operations in the fourth quarter of 1999 and the first half of 2000. See "Note 7
- - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements and "Liquidity and Capital Resources". The
Company's   temporary  medical  staffing  service  operations  provided  777,181 temporary therapy staffing hours and 482,303 non-therapy hours to nonaffiliates for the twelve months ended December 31, 2000 compared to 969,977 temporary medical staffing hours and 180,055 non-therapy hours for the twelve months ended December 31, 1999.

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                     DECEMBER 31
                                                                        2000             1999              1998
                                                                        ----             ----              ----
Inpatient Services:
       Facilities                                                            303              354              397
                                                                   ==============   ==============    =============
       Licensed beds                                                      33,363           39,867           44,941
                                                                   ==============   ==============    =============

Rehabilitation and Respiratory Therapy Services:
       Nonaffiliated facilities served                                       652            1,158            1,294
       Affiliated facilities served                                          290              373              421
                                                                   --------------   --------------    -------------
            Total                                                            942            1,531            1,715
                                                                   ==============   ==============    =============

Pharmaceutical and Medical Supply Services:
       Nonaffiliated facilities served                                     1,196            1,805            2,099
       Affiliated facilities served                                          324              702              936
                                                                   --------------   --------------    -------------
            Total                                                          1,520            2,507            3,035
                                                                   ==============   ==============    =============

International Operations:
       Facilities
           United Kingdom                                                    146              145              155
           Other foreign                                                      18               33               31
                                                                   --------------   --------------    -------------
            Total                                                            164              178              186
                                                                   ==============   ==============    =============

       Licensed beds
           United Kingdom                                                  8,326            8,320            8,705
           Other foreign                                                   1,468            3,192            3,048
                                                                   --------------   --------------    -------------
            Total                                                          9,794           11,512           11,753
                                                                  ==============   ==============    =============

BANKRUPTCY FILING

     On October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with the Company's accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that the Company's assets will be realized and the Company's liabilities will be discharged in the normal course of business. The Company's chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases and the effect of other unknown, adverse factors could threaten the Company's existence as a going concern.

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the December 31, 2000 and 1999 balance sheets as "liabilities subject to compromise." Additional chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

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

RESULTS OF OPERATIONS

     The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

                                                    2000           %          1999          %          1998          %
                                                    ----           -          ----          -          ----          -
Inpatient Services...........................   $ 1,718,178       69.9    $1,697,518       67.1   $ 2,045,270       66.2
Rehabilitation and Respiratory Therapy              204,367        8.3       234,008        9.3       678,803       22.0
  Services...................................
Pharmaceutical and Medical Supply Services...       299,897       12.2       300,959       11.9       254,455        8.2
International Operations.....................       265,501       10.8       296,906       11.7       285,267        9.2
Other Operations.............................       182,809        7.4       222,219        8.8       283,326        9.2
Corporate....................................         1,381        0.1             -          -             -          -
Intersegment Eliminations....................     (213,205)      (8.7)     (222,571)      (8.8)     (458,661)     (14.8)
                                              --------------  ---------  ------------  ---------  ------------  ---------
Total Net Revenues...........................   $ 2,458,928     100.0%    $2,529,039     100.0%    $3,088,460     100.0%
                                              ==============  =========  ============  =========  ============  =========

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were approximately $113.9 million, $127.6 million and $344.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were approximately $88.3 million, $80.9 million and $78.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were approximately $11.0 million, $14.1 million and $35.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table sets forth the amount of net segment losses for the years ended December 31 (in thousands):

                                                         2000            1999           1998
                                                         ----            ----           ----
Inpatient Services...............................    $  (29,339)    $ (245,254)     $ (109,722)
Rehabilitation and Respiratory Therapy Services..         16,391       (43,820)         159,844
Pharmaceutical and Medical Supply Services.......        (5,448)       (29,633)         (9,729)
International Operations.........................       (21,521)       (41,878)        (43,906)
Other Operations.................................       (14,682)       (51,547)        (17,769)
                                                  ---------------  -------------  --------------
Losses before income taxes, corporate allocation
  of interest and management fees................       (54,599)      (412,132)        (21,282)
Corporate........................................         16,325       (50,216)        (37,849)
Intersegment eliminations........................              -              -               -
                                                  ---------------  -------------  --------------
Net segment losses...............................    $  (38,274)    $ (462,348)     $  (59,131)
                                                  ===============  =============  ==============

     The net segment loss amounts detailed above do not include the following items: legal and regulatory matters, net; loss on sale of assets, net; loss on termination of interest rate swaps; impairment loss; restructuring costs; reorganization costs, net; income taxes, extraordinary items; and cumulative effect of a change in accounting principle.

     In accordance with SOP 90-7, items of expense or income that are incurred or realized by the Company because it is in reorganization are classified as reorganization costs in the Company's consolidated statements of losses. As a result, net segment losses do not include interest earned subsequent to the Filing Date on cash accumulated because the Company is not paying its prepetition obligations. Interest earned prior to the Filing Date is included in net segment losses. Debt discounts and deferred issuance costs that were written-off after the Filing Date in accordance with SOP 90-7 are not included in the net segment losses. The amortization of debt discounts and deferred issuance costs prior to the Filing Date are included in net segment losses. Losses on sales of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment earnings which is consistent with their treatment prior to the Filing Date.

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

     The following discussions of the "Year Ended December 31, 2000 compared to the Year Ended December 31, 1999" and the "Year Ended December 31, 1999 compared to the Year Ended December 31, 1998" is based on the financial information presented in "Note 21 - Segment Information" in the Company's consolidated financial statements.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

INPATIENT SERVICES

     Net revenues, which includes revenues from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $19.8 million from $1,698.4 million at December 31, 1999 to $1,718.2 million at December 31, 2000. On a same store basis, net revenues increased approximately $167.9 million from $1,420.0 million for the year ended December 31, 1999 to $1,587.9 million for the year ended December 31, 2000, a 11.8% increase. Net revenues for 1999 include negative revenue adjustments of approximately $105.0 million. Excluding the negative revenue adjustments for 1999, on a same store basis, net revenues increased $62.8 million or 4.1% for the year ended December 31, 2000. This increase is primarily the result of improved Medicaid rates during 2000.

     On a same store basis, operating expenses, which include rent expense of $166.2 million and $160.1 million for the year ended December 31, 1999 and 2000, respectively, increased 2.5% from $1,421.9 million for the year ended December 31, 1999 to $1,457.9 million for the year ended December 31, 2000. Operating expenses as a percentage of net revenues, excluding the negative revenue adjustments for 1999, decreased from 93.2% for the year ended December 31, 1999 to 91.8% for the year ended December 31, 2000. The decrease in operating expenses as a percentage of revenue is primarily due to an increase in revenues combined with decreases in administrative costs associated with the divestitures of skilled nursing facilities during 2000.

     On a same store basis, corporate general and administrative expenses, which include regional costs related to the supervision of operations, were $28.7 million and $39.8 million for the years ended December 31, 1999 and December 31, 2000, respectively. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, corporate general and administrative expenses were 1.9% and 2.5% for the years ended December 31, 1999 and December 31, 2000, respectively. The change is primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead due to skilled nursing facility divestitures.

     On a same store basis, provision for losses on accounts receivable decreased 66.7% from $40.6 million for the year ended December 31, 1999 to $13.5 million for the year ended December 31, 2000. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, provision for losses on accounts receivable decreased from 2.7% for the year ended December 31, 1999 to 0.9% for the year ended December 31, 2000. During 1999, the Company increased its reserves due to a deterioration in the aging of certain accounts receivable. An equivalent increase was not necessary in 2000.

     On a same store basis, depreciation and amortization decreased 23.2% from $25.0 million for the year ended December 31, 1999 to $19.2 million for the year ended December 31, 2000. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, depreciation and amortization expense decreased from 1.6% for the year ended December 31, 1999 to 1.2% for the year ended December 31, 2000. The decreases are primarily the result of the determination in 1999 that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets pursuant to the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

     On a same store basis, net interest expense increased 35.8% from $6.7 million for the year ended December 31, 1999 to $9.1 million for the year ended December 31, 2000. The increase is primarily due to interest charges incurred related to the late filing of certain Medicare cost reports.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     The Company's rehabilitation therapy services division experienced a high level of management turnover in late 2000. Historically, the disruption of management can negatively affect the stability of maintaining existing contracts as well as obtaining additional contracts. In November 2000 a new management team was put in place within the rehabilitation therapy services division and the structure and management of the sales team were overhauled. New models for facility revenue proformas, pricing strategies and floor pricing were established.

     Net revenues from rehabilitation and respiratory therapy services decreased $29.9 million, or 12.7%, from $234.1 million for the year ended December 31, 1999 to $204.2 million for the year ended December 31, 2000. Revenues from services provided to affiliated facilities decreased $13.6 million, or 10.7%, from $126.9 million for the year ended December 31, 1999 to $113.3 million for the year ended December 31, 2000. Revenues from services provided to nonaffiliated facilities decreased approximately $16.2 million, or 15.1%, from $107.2 million for the year ended December 31, 1999 to $91.0 million for the year ended December 31, 2000. These decreases are primarily the result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory therapy models in an effort to better control costs under a fixed reimbursement system. This was especially existent with respiratory therapy as this service was not covered under the ancillary component of the PPS rate structure. The decline in net revenues has continued, with a significant reduction in contracts from 1999 to 2000. Specifically, there were 1,153 affiliated and nonaffiliated contracts as of December 31, 1999 compared to 942 affiliated and nonaffiliated contracts as of December 31, 2000. During the year of 2000, the Company terminated certain nonaffiliated contracts based on issues related to customer's creditworthiness and contract profitability. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The Company's divestitures of inpatient facilities in 1999 and 2000 contributed to the decrease in affiliated revenues.

     Operating expenses decreased $54.2 million, or 25.3%, from $214.1 million for the year ended December 31, 1999 to $159.9 million for the year ended December 31, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services subsidiary. Operating expenses as a percentage of net revenues decreased from 91.5% for the year ended December 31, 1999 to 78.3% for the year ended December 31, 2000. This decrease is attributable to reductions in cost structure. The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which continued to dramatically reduce its cost structure during 2000 by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists. Equipment rental costs decreased approximately $11.4 million from 1999 to 2000 primarily due to the Company shutting down its therapy equipment manufacturing operations.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $4.3 million for the year ended December 31, 2000. Corporate general and administrative expenses as a percentage of net revenues were 2.1% for the year ended December 31, 2000. The Company did not allocate corporate general and administrative expenses to the Rehabilitation and Respiratory Therapy Services segment during the year ended December 31, 1999. The Company began allocating costs directly attributable to the segment in January 2000.

     Provision for losses on accounts receivable decreased $27.7 million, or 81.2%, from $34.1 million for the year ended December 31, 1999 to $6.4 million for the year ended December 31, 2000. As a percentage of net revenues, provision for losses on accounts receivable decreased from 14.6% for the year ended December 31, 1999 to 3.1% for the year ended December 31, 2000. During the fourth quarter of 1999, the Company increased its reserves due to the impact of PPS, which for certain nonaffiliated customers negatively affected their cash flows, which adversely affected the collectibility of amounts due to the Company. An equivalent increase in reserves for year ended December 31, 2000 was not necessary.

     Depreciation and amortization decreased 58.3% from $7.2 million for the year ended December 31, 1999, to $3.0 million for the year ended December 31, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 3.1% for the year ended December 31, 1999 to 1.5% for the year ended December 31, 2000, respectively. The decrease is primarily a result of the write-downs during 1999 of goodwill and certain other long-lived assets pursuant to SFAS 121.

PHARMACEUTICAL AND MEDICAL SUPPLY OPERATIONS

     Net revenues from pharmaceutical and medical supply services decreased $1.1 million, or 0.4%, from $301.0 million for the year ended December 31, 1999 to $299.9 million for the year ended December 31, 2000. Pharmaceutical services' net revenues increased approximately $4.4 million, or 2.0%, from $224.3 million for the year ended December 31, 1999 to $228.7 million for the year ended December 31, 2000. The increase is primarily due to an increase in the average price per prescription. Medical supply services' net revenues from nonaffiliated parties decreased approximately $14.4 million, or 27.5%, while net revenues from affiliated parties increased approximately $8.9 million, or 36.5%. The Company experienced a reduction in nonaffiliated contracts when sales personnel left the Company and certain of their customers ceased doing business with the Company. The increase in affiliated revenues is a result of an increase in sales to the Company's Inpatient Services segment.

     Operating expenses decreased $0.5 million, or 0.2%, from $272.2 million for the year ended December 31, 1999 to $271.7 million for the year ended December 31, 2000. As a percentage of net revenues, operating expenses increased from 90.4% for the year ended December 31, 1999 to 90.6% for the year ended December 31, 2000. Pharmaceutical services' operating expenses increased approximately $4.8 million, or 2.4%. The increase in the pharmaceutical services' operating expenses is primarily attributed to increases in labor, benefit and insurance costs along with an increase in cost of goods sold based on an increase in sales. Medical supply services' operating expenses decreased 7.4% from $71.7 million for the year ended December 31, 1999 to $66.4 million for the year ended December 31, 2000. The decrease in medical supply services' cost of goods sold is a result of the decrease in sales.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $5.2 million for the year ended December 31, 2000. Corporate general and administrative expenses as a percentage of net revenues were 1.7% for the year ended December 31, 2000. The Company did not allocate corporate general and administrative expenses to the Pharmaceutical and Medical Supply Services segment during the year ended December 31, 1999. The Company began allocating costs directly attributable to the segment in January 2000.

     Provision for losses on accounts receivable decreased 79.2% from $26.9 million for the year ended December 31, 1999 to $5.6 million for the year ended December 31, 2000. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 8.9% for the year ended December 31, 1999 to 1.9% for the year ended December 31, 2000. During 1999, the Company increased its reserves due to a deterioration in the aging of certain accounts receivable. An equivalent increase was not necessary in 2000.

     Depreciation and amortization decreased 15.7% from $7.0 million for the year ended December 31, 1999 to $5.9 million for the year ended December 31, 2000. As a percentage of net revenues, depreciation and amortization expense was approximately 2.3% and 2.0% for the years ended December 31, 1999 and 2000, respectively. The decrease is primarily a result of the write-downs of certain long-lived assets during 1999 in accordance with SFAS 121.

INTERNATIONAL OPERATIONS

     Revenues from international operations decreased $31.4 million from $296.9 million for the year ended December 31, 1999 to $265.5 million for the year ended December 31, 2000. The decrease was primarily due to the fact that the Australian subsidiaries were placed in receivorship during the third quarter of 2000 and no revenue was recorded subsequently. Additionally, 18 pharmacies operating in the United Kingdom were divested in June 2000 and the operating division in Spain was sold in October 2000.

     Operating expenses which include rent expense of $41.1 million and $40.5 million for the years ended December 31, 1999 and December 31, 2000, respectively, decreased approximately 9.9% from $275.9 million for the year ended December 31, 1999 to $248.8 million for the year ended December 31, 2000. This decrease is a result of the same factors which led to a decrease in revenue as discussed above. As a percentage of revenues, operating expenses increased from 92.9% for the year ended December 31, 1999 to 93.7% for the year ended December 31, 2000.

     Corporate general and administrative expenses were $14.4 million and $13.0 million for the years ended December 31, 1999 and December 31, 2000, respectively. As a percentage of revenues, corporate, general and administrative expenses were 4.9% for the years ended December 31, 1999 and 2000.

     Depreciation and amortization for international operations was $12.8 million and $2.5 million for the years ended December 31, 1999 and 2000, respectively. In accordance with SFAS 121, depreciation and amortization are no longer recognized after operations are placed for sale. Therefore, depreciation and amortization was significantly reduced in 2000.

     Net interest expense was $13.2 million for the year ended December 31, 1999 and $13.0 million for the year ended December 31, 2000. Net interest expense as a percentage of revenues increased from 4.4% for the year ended December 31, 1999 to 4.9% for the year ended December 31, 2000.

OTHER   NONREPORTABLE   SEGMENTS  AND  CORPORATE   GENERAL  AND   ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary medical staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 16.8% from $221.3 million for the year ended December 31, 1999 to $184.2 million for the year ended December 31, 2000. Operating expenses decreased 23.7% from $220.7 million for the year ended December 31, 1999 to $168.5 million for the year ended December 31, 2000. Total revenues and operating expenses for nonreportable segments represent less than 10.0% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing subsidiary which was adversely affected by the long-term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86:
Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's products is not expected to reach the stage under which capitalization is permitted until the middle of 2001.

     Corporate general and administrative costs not directly attributed to segments decreased 22.0% from $116.5 million for the year ended December 31, 1999 to $90.9 million at December 31, 2000. As a percentage of consolidated net revenues of $2,529.0 million and $2,458.9 million for the years ended December 31, 1999 and 2000, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 4.6% to 3.7%, respectively.

     Net interest expense not directly attributed to segments decreased 90.0% or $95.0 million from $105.5 million for the year ended December 31, 1999 to $10.5 million for the year ended December 31, 2000. As a percentage of consolidated net revenues, interest expense was 4.2% for the year ended December 31, 1999 and 0.4% for the year ended December 31, 2000. The majority of the decrease is related to Sun discontinuing charging Mediplex for interest during 2000 due to the Company's chapter 11 filing.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% CTIPS with a liquidation amount of $25.00 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principal are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, Sun exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS continue to accrue.

     During 2000, approximately $26.9 million of CTIPS were converted into approximately 1.3 million shares of common stock. During 1999, $22.0 million of CTIPS were converted into approximately 1.1 million shares of common stock. See "Note 14 - Convertible Trust Issued Preferred Securities" in the Company's consolidated financial statements.

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's 2000 statement of losses excludes the dividends as the fair value of the dividends was immaterial.

OTHER SPECIAL AND NON-RECURRING CHARGES

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business segments. The assets are considered to be impaired when the expected future cash flows of the inpatient facilities or other business segment divisions do not exceed the carrying balances of the goodwill or other long-lived assets.

     During 2000, the Company recorded a non-cash impairment charge of approximately $191.3 million related to the Company's estimate of goodwill and other long-lived assets. This charge included approximately $189.3 million related to 141 of its inpatient facilities segment and $2.0 million to its pharmaceutical and other operations segments.

FINANCIAL RESTRUCTURING

     During 1999, the Company recorded financial restructuring costs of $16.0 million, primarily professional fees, related to the Company's activities in preparation for its filing for protection under Chapter 11 of the U. S. Bankruptcy Code. See "Liquidity and Capital Resources". During 2000, the Company recovered approximately $1.1 million of previously recorded 1999 financial restructuring costs.

REORGANIZATION COSTS

     The Company recorded net reorganization costs of $48.1 million and $335.9 million for the years ended December 31, 1999 and 2000, respectively. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

LEGAL AND REGULATORY

     In August 2000, the Bankruptcy Court approved an agreement entered into between the Company and the U.S. Departments of Justice and Health and Human Services pursuant to which the Company paid the U.S. government approximately $1.2 million. The payment was in consideration of the government's agreement to allow the Company to transfer certain of its facilities to new operators without pursuing the new operators for alleged claims against the Company for pre-transfer overpayment liabilities, and for the release and waiver of certain pre-transfer claims against the Company related to the facilities to be transferred to new operators. The Company recorded approximately $2.5 million during 2000 related to the transfer of certain of its facilities to new operators.

OTHER LONG-LIVED ASSETS

Gain on Sale of Assets

     During the year ended December 31, 2000, the Company recorded gains on the sale of assets of approximately $25.1 million. Approximately $21.4 million and $3.7 million is recorded in gain on sale of assets and reorganization costs, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Loss on Sale of Assets

     During 1999, the Company recorded a net non-cash charge of approximately $85.7 million due to the anticipated and/or completed termination of certain facility lease agreements and to further reduce the carrying amount of certain assets that the Company determined were not integral to its core business operations. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     During 2000, a net non-cash charge of approximately $310.1 million was recorded to reduce the carrying amount of the medical supply operations and certain domestic inpatient facilities which are classified as assets held for sale in the Company's 2000 consolidated balance sheet as of December 31, 2000. Additionally, a charge of $26.6 million was recorded to reduce the carrying amount of the corporate headquarters building currently under construction at the Company's main campus. The building is classified as an asset held for sale at December 31, 2000. The charges are recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" and "Note 24 - Subsequent Events" in the Company's consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the year ended December 31, 1999 was $1,089.5 million compared to a net loss of $545.7 million for the year ended December 31, 2000. The loss before considering impairment loss, gain or loss on sale of assets, net, reorganization costs, net, restructuring costs, loss on termination of interest rate swaps, cumulative effect of change in accounting principle and income taxes was $462.4 million for the year ended December 31, 1999 compared to a loss of $40.8 million before considering reorganization costs, net, impairment loss, restructuring costs, gain on sale of assets, net and income taxes for the year ended December 31, 2000. The net loss during the years ended December 31, 1999 and 2000 is primarily due to the implementation of PPS and the related continuing adverse impact on the demand for the Company's ancillary services.

     In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets and the CTIPS since the Filing Date. Contractual interest expense not paid or accrued was $30.5 million and $146.4 million for the years ended December 31, 1999 and December 31, 2000, respectively.

     The contractual dividends that were accrued to the holders of the trust-issued preferred securities had an immaterial fair value due to the Company's agreement in principle with the senior creditors, which provides no future payment on securities of the Company upon emergence for such CTIP holders.

     Income tax expense for the year ended December 31, 1999 and for the year ended December 31, 2000 was $0.2 million and $0.3 million, respectively. For both years, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realizable. incurred.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

INPATIENT SERVICES

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $347.8 million from $2,045.3 million for the year ended December 31, 1998, to $1,697.5 million for the year ended December 31, 1999, a 17.0% decrease. Net revenues were negatively impacted in 1998 and 1999 by certain changes in accounting estimates for third party settlements (see "Effects from Changes in Reimbursement" and "Note 3 - Summary of Significant Accounting and Financial Reporting Policies" in the Company's consolidated financial statements for information regarding the Company's revenue recognition policy).

     In 1998, the Company recorded negative revenue adjustments totaling approximately $22.3 million. The negative revenue adjustments included approximately $12.4 million related to the actual or projected results of certain Medicare and Medicaid cost report audits, reserves of approximately $8.1 million for certain Medicare cost reimbursements and approximately $1.8 million for the projected settlement of the 1997 cost reports based on the Company's filing of the 1997 cost reports with its fiscal intermediaries.

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

     Excluding the effect of the negative revenue adjustments of approximately $22.3 million and $105.0 million in 1998 and 1999, respectively, and $119.9 million and $196.7 million of net revenues in 1998 and 1999, respectively, from the facilities acquired in the RCA Acquisition on June 30, 1998, net revenues declined $341.8 million or 17.6%. This decrease is primarily the result of the reduced Medicare rates received under PPS in 1999. Excluding the effect of the RCA Acquisition on Medicare revenues, average Medicare rates declined by approximately 50.7%.

     Operating expenses, which include rent expense of $217.8 million and $207.0 million for the years ended December 31, 1998 and 1999, respectively, decreased 10.8% from $1,921.2 million for the year ended December 31, 1998, to $1,713.2 million for the year ended December 31, 1999. After considering $126.3 million and $194.3 million of operating expenses for 1998 and 1999, respectively related to the facilities acquired in the RCA Acquisition, operating expenses decreased $276.0 million or 15.4%. The decrease resulted primarily from the restructuring plan in response to PPS, including reduced ancillary service costs from affiliated providers. Operating expenses as a percentage of net revenues excluding the effect of the RCA Acquisition and the negative revenue adjustments, increased from 92.2% for the year ended December 31, 1998, to 94.6% for the year ended December 31, 1999. The increase in operating expenses as a percentage of net revenue is primarily due to decreased Medicare revenue as a result of the implementation of PPS at the Company's facilities without a corresponding decline in the level of service provided to Medicare patients. It is expected that revenues and operating margins will continue to be significantly and adversely affected by the rates under PPS.

     Corporate general and administrative expenses, which include regional costs for the supervision of operations, decreased 15.6% from $34.0 million for the year ended December 31, 1998, to $28.7 million for the year ended December 31, 1999. Excluding the effect of the negative revenue adjustments, corporate general and administrative expenses were 1.7% of the net revenues for the years ended December 31, 1998 and 1999.

     Provision for losses on accounts receivable increased 203.8% from $15.7 million for the year ended December 31, 1998, to $47.7 million for the year ended December 31, 1999. Excluding the effect of the negative revenue adjustments and the effect of the RCA Acquisition, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.8% for the year ended December 31, 1998, to 2.7% for the year ended December 31, 1999. The Company increased its provision for losses on accounts receivable in response to deterioration in the aging of the accounts receivable.

     Excluding the effect of the negative revenue adjustment and the effect of the RCA Acquisition, depreciation and amortization decreased 26.6% from $39.3 million for the year ended December 31, 1998, to $29.0 million for the year ended December 31, 1999. The decrease is primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain fixed and intangible assets in the fourth quarter of 1998 and the second quarter of 1999.

     Net interest expense increased 53.1% from $6.4 million for the year ended December 31, 1998 to $9.8 million for the year ended December 31, 1999. The interest expense increase is primarily a result of certain facility specific debt assumed in the RCA Acquisition offset by the interest that was not paid or accrued following the October 14, 1999 bankruptcy filing. See "Note 2 - Petitions for Reorganization under Chapter 11" to the Company's consolidated financial statements.

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

INTERNATIONAL OPERATIONS

     Revenue from international operations excluding the effect of the disposition of the Canadian operation increased $26.8 million, or 9.9%, from approximately $270.1 million for the year ended December 31, 1998 to $296.9 million for the year ended December 31, 1999. Approximately $12.0 million of the increase is attributable to an increase in available beds and occupancy rates in the United Kingdom, Spain and Germany. The Company experienced general growth in pharmacy and supply distribution sales of approximately $5.0 million and an incremental increase of approximately $9.0 million from the pharmacy operations its purchased in Australia during the fourth quarter of 1998.

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

     Net interest expense, excluding the effect of the disposition of the Canadian operations, decreased 31.3% from $19.2 million for the year ended December 31, 1998 to $13.2 million for the year ended December 31, 1999. The decrease is due to the reduction of long-term debt through the proceeds of the sale-leaseback of 32 facilities completed in October 1998 and 11 facilities in July 1999. Net interest expense as a percentage of net revenues decreased from 7.1% from the year ended December 31, 1998 to 4.4% for the year ended December 31, 1999.

OTHER NON-REPORTABLE SEGMENTS AND CORPORATE GENERAL ADMINISTRATIVE DEPARTMENTS

     Non-reportable segments include temporary therapy staffing, home health, software development and other ancillary services. Revenues from other non-reportable segments decreased 21.6% from $283.3 million for the year ended December 31, 1998, to $222.2 million for the year ended December 31, 1999. Operating expenses decreased 16.0% from $261.3 million for the year ended December 31, 1998, to $219.6 million for the year ended December 31, 1999. Operating expenses as a percentage of revenues were 92.2% and 98.8% for the years ended December 31, 1998 and 1999, respectively. Total revenues and operating expenses for non-reportable segments represent less than 10% of the consolidated Company's results. Growth in revenues and operating expenses related to acquisitions in the Company's home health, assisted living, disease state management, laboratory and radiology subsidiaries were offset by significant declines in revenues and operating expenses in the Company's temporary therapy staffing majority owned subsidiary, which was adversely affected by the long-term care industry's transition to PPS. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's majority owned subsidiary, Shared Healthcare Systems, Inc. These costs are being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's software products are not expected to reach the stage under which capitalization is permitted until sometime in 2001.

     Corporate general and administrative costs not directly attributed to segments decreased 11.8% from $131.8 million for the year ended December 31, 1998, to $116.3 million for the year ended December 31, 1999. As a percentage of consolidated net revenues of $3,088.5 million and $2,529.0 million for the years ended December 31, 1998 and 1999, respectively, corporate general and administrative expenses not directly attributed to segments increased from 4.3% in 1998 to 4.6% in 1999. Although costs declined, corporate general and administrative costs as a percentage of consolidated net revenues increased as the Company was unable to reduce overhead costs as quickly as net revenues decreased in 1999.

     Net interest expense not directly attributed to segments decreased 6.2% from $105.3 million for the year ended December 31, 1998 to $98.8 million for the year ended December 31, 1999. As a percentage of consolidated net revenues, interest expense increased from 3.4% for the year ended December 31, 1998 to 3.9% for the year ended December 31, 1999. The increase was related to (i) an increase in the Company's weighted average interest rate resulting from the issuance of $150 million of 9 3/8% Notes in May 1998, (ii) higher interest rates and borrowing costs under the Company's Senior Credit Facility as a result of non-compliance under certain financial covenants under the Senior Credit Facility, and (iii) increase in borrowings under the Company's Senior Credit Facility principally related to various acquisitions during 1998. The preceding was offset by approximately $30.5 million of interest expense that was not paid or accrued in accordance with SOP 90-7 following the Filing Date.

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company issued $345.0 million of 7% Convertible Trust Issued Preferred Securities ("CTIPS"). The Company paid interest of approximately $12.8 million and $6.0 million in 1998 and 1999, respectively. Beginning with the interest payment due on May 1, 1999, the Company exercised its right to defer interest payments. As interest payments are deferred, interest on the CTIPS and the deferred interest payments continues to accrue. See "Note 14 - Convertible Trust Issued Preferred Securities" in the Company's consolidated financial statements.

     The Company does not expect to make principal or interest payments on the CTIPS in the future. As of December 31, 1999, the amount of accrued and deferred interest was approximately $18.3 million.

OTHER SPECIAL AND NON-RECURRING CHARGES

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill and any other related long-lived assets in relation to the future projected cash flows of the underlying business segment. The long-lived assets are considered to be impaired when the expected future cash flows of the inpatient facilities or other business segment divisions do not exceed the carrying balances of the goodwill or other long-lived assets. The Company recorded a non-cash impairment charge of $397.4 million in 1998 due primarily to the anticipated decrease in net revenue caused by the implementation of the Medicare PPS reimbursement method. In the second quarter of 1999, the Company determined that its future net revenues would be less than projected in connection with its 1998 impairment analysis. As a result of the reduction in projected future net revenues, the Company determined that its investment in certain facilities and operations was impaired; a $400.0 million charge was recorded in the second quarter of 1999 for long-lived asset impairment. In the third and fourth quarters of 1999, the Company became aware that the projected net cash flows from additional facilities and operations were not sufficient for the Company to recover its investments in those facilities or operations. A loss of $57.4 million was recorded in the second half of 1999 due to the impairment of these long-lived assets. The 1998 charge included approximately $293.1 million related to its inpatient facilities services segment, $41.0 million related to its rehabilitation and respiratory therapy services segment, $36.7 million related to certain inpatient facilities in the United Kingdom, $3.0 million related to two pharmacies in its pharmaceutical and medical supply services segment and approximately $23.6 million related to other operations. The 1999 charge included approximately $295.0 million related to its inpatient services facilities segment, $60.5 million related to its rehabilitation and respiratory therapy services segment, $61.3 million related to its international operations segment, $31.6 million related to its pharmaceutical and medical supply services segment and approximately $9.0 million related to other operations.

     The significant write-down of goodwill and other long-lived assets resulted from the decline in the level of Medicare reimbursement and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services due to the industry changes mandated by PPS. Additionally, certain of the United Kingdom facilities have not achieved profitability targets established upon their acquisition. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

LOSS ON SALE OF ASSETS, NET

     The Company recorded a non-cash charge of approximately $206.2 million in 1998 and a net non-cash charge of $85.7 million in 1999 due to lease terminations through mutual agreements with the lessors, expiration of certain facility lease agreements in the ordinary course of business and the sale of certain other facilities and operations. See "Note 7 - Impairment of Long-Lived Assets Held for Sale" in the Company's consolidated financial statements.

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

     In 1999, the Company reversed $3.1 million of the reserves recorded in 1998 that were determined to not be needed in 1999. Also in 1999, the Company recorded a charge of $3.1 million related primarily to costs associated with certain regulatory matters. See "Note 18 - Other Events" in the Company's consolidated financial statements.

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

REORGANIZATION COSTS, NET

     Reorganization costs under Chapter 11 are items of expense or income that are incurred or realized by the Company because it is in reorganization. These include, but are not limited to, professional fees and similar types of expenditures incurred directly relating to the chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Company because it is not paying its prepetition liabilities. The 1999 reorganization costs included charges of $37.6 million for the write-off of debt discounts and deferred issuance costs on indebtedness that is subject to compromise, $7.1 million to reserve for losses on skilled nursing facilities that the Company decided to divest subsequent to the Filing Date, $4.1 million for professional fees, and a credit of $0.7 million for interest earned on cash accumulated because the Company is not paying prepetition liabilities.

EXTRAORDINARY LOSS

     In 1998, the Company recorded an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million. Approximately $10.2 million of the gross loss of $14.0 million relates to the permanent pay-down of $300.0 million of the term loan portion of the Company's credit facility. The remaining $3.7 million of the gross loss relates to the retirement of $5.0 million of Contour convertible debentures which were purchased by the Company.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the year ended December 31, 1998 was $753.7 million compared to a net loss of $1,089.5 million for the year ended December 31, 1999. The net losses before extraordinary losses and cumulative effect of change in accounting principle for the year ended December 31, 1998 was $743.4 million compared to $1,076.6 million for the year ended December 31, 1999. The loss in 1998 and 1999 was due to the negative revenue adjustments for change in estimates for third party settlements; the increased reserves for self-insured workers compensation claims, the increased allowance for doubtful accounts and the implementation of PPS and its resulting adverse impact on the demand for ancillary services.

     Income tax expense for the year ended December 31, 1998, was $53.6 million compared to $0.2 million for the year ended December 31, 1999. In 1998, the Company increased the valuation allowance by $115.5 million for deferred tax assets which may not be realized. In 1999, the Company increased the valuation allowance by $311.7 million to fully reserve for deferred tax assets (including net operating loss carryforwards and impairment writedowns) which may not be realized. A compromise of debt resulting from an approved plan of reorganization is likely to result in a significant reduction in tax loss and tax credit carryforwards. In addition, a change in ownership in an approved plan of reorganization could materially impact the Company's ability to utilize any remaining tax loss and tax credit carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case with the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing. The Revolving Credit Agreement was amended as of September 21, 2000 (as amended, the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company of $200.0 million, but not to exceed the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory.

     As of December 31, 2000, approximately $138.7 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $67.0 million and had issued approximately $34.7 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at December 31, 2000 of approximately $37.6 million. The combination of the Company's cash balances and available funds, less borrowings and letters of credit, under the DIP Financing Agreement was $74.6 million and $160.8 million as of December 31, 2000 and 1999, respectively. This decrease in liquidity is due primarily to the losses that the Company's operations have incurred in 2000, which have been adversely affected by the slower than expected pace of divesting non-profitable facilities in 2000 and costs incurred associated with the Company's reorganization.

     In July 2000 and February and March 2001, the Company obtained waivers on several defaults under the DIP Financing Agreement, including the EBITDA financial covenant. If the Company is unable to comply with the covenants contained in the amended DIP Financing Agreement or is unable to obtain a waiver of any future covenant violation, then the Company would lose its ability to borrow under the amended DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the amended DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 8 - Debtor-in-Possession Financing" in the Company's consolidated financial statements.

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

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. As of October 1, 2000, the parties to the agreement in principle have the right to withdraw from the agreement in principle, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms agreed to with the significant creditor constituents.

     The Company's exclusive period to file a plan of reorganization has been extended to May 8, 2001 and to solicit acceptances of the plan has been extended to July 8, 2001.

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the Chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as "liabilities subject to compromise" at December 31, 2000 and December 31, 1999 in the Company's consolidated balance sheets. At December 31, 2000, the Company had a working capital deficit of $161.6 million and cash and cash equivalents of $37.6 million as compared to a working capital deficit of $17.3 million and cash and cash equivalents of $25.0 million at December 31, 1999.

     The Company believes that it will have sufficient liquidity to meet its operational needs for the next 12 months assuming that (i) the Company is successful in amending the DIP Financing Agreement and maintains its ability to borrow under the DIP Financing Agreement until emergence from bankruptcy, (ii) if the Company has not emerged from bankruptcy by September 30, 2001 that it is able to extend the DIP Financing Agreement or enter into a new DIP financing agreement under substantially similar terms, and (iii) the Company does not experience any material and adverse decrease in its results of operations. This is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to a number of factors, including, but not limited to, the Company's ability to divest unprofitable facilities, operate its business consistent with plan, comply with the covenants of the DIP Financing Agreement, negotiate a Plan of Reorganization and emerge from bankruptcy, and negotiate an acceptable global settlement with the federal government.

     For the year ended December 31, 2000, net cash used for operating activities was approximately $1.7 million compared to net cash provided by operating activities for the year ended December 31, 1999 of approximately $7.3 million. The decrease in net cash used for operating activities for the year ended December 31, 2000 is primarily from the disbursement of reorganization costs upon approval from the Bankruptcy Court as well as the slower than expected pace of the divestitures of unprofitable facilities.

     The Company incurred approximately $55.4 million in capital expenditures during the year ended December 31, 2000. Expenditures related primarily to the construction of a corporate office building and routine capital expenditures. The Company had construction commitments as of December 31, 2000, under various contracts of approximately $1.0 million in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

     The Company recorded net reorganization costs of $335.9 million for the year ended December 31, 2000. Included in these charges at December 31, 2000 are approximately $313.8 million for loss on sale of assets related to the divestiture of under-performing assets, approximately $27.8 million for professional fees relating to the legal consideration of the bankruptcy filing and a gain on sale of assets of approximately $3.7 million. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance coverage for exposure above these levels. This plan was continued in January 2001. There can be no assurance that this self-funded insurance program will not have a material adverse impact on the Company's financial condition and results of operations. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the years ended December 31, 2000 and 1999 were approximately $33.8 million and $23.9 million, respectively. The expense recorded in the Company's statements of losses for the years ended December 31, 2000 and 1999 were approximately $35.3 million and $23.9 million, respectively. Claims paid under the professional liability for the year ended December 31, 2000 were immaterial.

     Subsequent to December 31, 1998, the Company decided to dispose of several non-core businesses, including assisted living facilities, rehabilitation hospitals, certain inpatient facilities and other non-core businesses. The fair value of these assets held for sale was based on the Company's estimates of selling value less selling costs. The Company recorded a loss of approximately $206.2 million in 1998 to reduce the carrying amount of the non-core businesses identified for disposal. During 1999, the Company recognized additional losses of $97.1 million on certain inpatient and assisted living facilities and certain non-core businesses. The losses included amounts to reduce the carrying amount of the facilities and non-core businesses based upon estimates of selling value less selling costs and amounts related to the sale leaseback to the Company of facilities in the United Kingdom. The charges were recorded in loss on sale of assets, net, in the Company's consolidated statement of losses. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     During 2000, the Company began pursuing the disposition of certain inpatient facilities, other non-core businesses including SunCare, its respiratory therapy business, and its international operations. The Company recognized losses of approximately $58.3 million within its consolidated financial statements. No purchase agreement has been entered into and the Company cannot predict when or if its respiratory therapy business, SunCare, will be sold. During 1999, the Company decided not to dispose of certain non-core businesses previously recorded as assets held for sale at December 31, 1998. The reversal of losses on assets held for sale of approximately $7.0 million were recorded in the first quarter of 1999. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     Also during 2000, the Company sold 20 assisted living facilities. The net loss recorded was approximately $71.2 million, of which $17.4 million was charged in 1999 and $53.8 million was charged in 1998. The cash consideration received for these facilities was approximately $1.2 million. In addition, the Company obtained a note receivable of approximately $0.5 million. The Company transferred two remaining assisted living facilities from the other operations segment to the inpatient services segment. A parcel of land acquired through the sale of certain of the Company's assisted living facilities was sold for cash proceeds of approximately $1.4 million.

     Within the International Operations segment, the Company divested 18 pharmacies in the United Kingdom for an aggregate cash consideration of approximately $9.7 million. The Company divested its operations in Spain for approximately $7.6 million. The operations in Australia were placed in receivorship by its secured creditors in September 2000. Under Australian receivorship procedures, the assets will be sold and the proceeds used to pay the secured creditors and then any remaining value will be distributed to its unsecured creditors, which includes the Company. No assurance can be given that the Company will receive any proceeds from the sale of the Australia operations. The Company is also seeking to divest its operations in Germany but cannot give any assurance that the Company will successfully divest its operations in Germany.

     Through December 31, 2000 the Company had identified an additional 35 skilled nursing facilities and other noncore operations for disposal. The Company has decided to sell a portion of its corporate headquarters campus in Albuquerque, New Mexico. The loss recorded at December 31, 2000 for the headquarters campus was approximately $26.6 million. The Company is unable to determine the amount of proceeds it could receive if such a sale is completed. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale".

     During the first quarter of 2001, Sun divested its operations in the United Kingdom consisting of 146 long-term care facilities. No cash consideration was associated with the sale as the purchasing group, comprised of members of the management team of the Company's international business segment, assumed $112.9 million of debt and other liabilities associated with the operations. The Company divested its domestic medical supply services company, SunChoice, in January 2001 for cash proceeds of $16.6 million in exchange for assets, including accounts receivable. SunChoice operated 8 warehouse distribution centers within the United States for which the operating leases were terminated upon the effective sale date.

     During the first quarter of 2001, the Company also eliminated SunSolution, a provider of ancillary services at a fixed fee to non-affiliated parties. The net revenues associated with this division were immaterial.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of December 31, 2000 and December 31, 1999, the Company's purchase liabilities reserve balance was approximately $12.0 million and $15.5 million, respectively.

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

     In May 1999, a former employee of SunBridge filed a proposed class action complaint against SunBridge in the Western District of Washington (the
"SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of SunDance filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases, except that the parties have agreed to conduct limited discovery. In September 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an extension of the bar date for their class members and to conduct limited discovery. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780.0 million in the SunDance Action and $242.0 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     Various government agencies and the Company have been having ongoing discussions and the Company expects to enter into a global settlement of these investigations. As part of such settlement, the DOJ and HCFA are seeking, among other things, (i) a monetary payment to the government, (ii) the Company's release of all claims for reimbursement against the government for services rendered prior to October 14, 1999, which is estimated to be approximately $80.1 million, of which amount the Company has agreed to the release of $17.1 million of claims related to divested facilities and (iii) a corporate integrity agreement between the Company and the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether a settlement, if any, or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Sun as of March 31, 2001 were:

     NAME                                  POSITION WITH SUN
     ----                                  -----------------

Mark G. Wimer                    Chief Executive Officer, President and Director
Robert D. Woltil                 Chief Financial Officer and Director
Warren C. Schelling              Senior Vice President Ancillary Services
Robert F. Murphy                 General Counsel and Secretary
Chauncey Hunker                  Corporate Compliance Officer
Matthew G. Patrick               Vice President and Treasurer
Jack V. Tindal                   Chief Administrative Officer
Jennifer L. Botter               Vice President and Corporate Controller
John E. Bingaman                 Director
Martin G. Mand                   Director
Lois E. Silverman                Director
James R. Tolbert, III            Chairman of the Board of Directors
R. James Woolsey                 Director

     Set forth below are the names of the executive officers and directors of Sun and their ages as of March 31, 2001. The Bylaws of Sun provide that the Board of Directors shall be divided into three classes elected for staggered terms. Each director holds office until the next annual meeting of stockholders at which the class of directors of which he or she is a member is elected or until his or her successor has been elected. However, during Sun's bankruptcy case, Sun has not held an annual meeting of stockholders. Sun does not currently intend to hold an annual meeting of stockholders until Sun emerges from bankruptcy. Upon emergence from bankruptcy, Sun expects that its Board of Directors will be reconstituted. The executive officers of Sun are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

     On October 14, 1999, Sun filed in the United States Bankruptcy Court for the District of Delaware a voluntary petition for relief under Chapter 11 of Title 11, United States Bankruptcy Code. The executive officers and Directors set forth below, with the exception of Jack V. Tindal, Chauncey Hunker and Jennifer L. Botter, were Directors or executive officers of the Company on the date of the bankruptcy filing.

     Mark G. Wimer, age 47, has been a director of the Company since 1993, Chief Executive Officer of the Company since July 2000 and the President of the Company since September 1997. Mr. Wimer had previously served as Senior Vice President for Inpatient Services from 1996 until September 1997, and as the President of SunBridge Healthcare Corporation ("SunBridge"), the Company's subsidiary responsible for operations of the Company's long-term care facilities, from 1993 until 1995. From 1988 to 1993, Mr. Wimer was President and Chief Operating Officer of Franciscan Eldercare Corporation, a non-profit organization that develops and manages long-term care facilities. From 1984 through 1988, Mr. Wimer was Regional Vice President of Operations for Hillhaven and had responsibility for management of long-term care facilities for Hillhaven in Washington, Oregon, Idaho and Montana.

     Robert D. Woltil, age 46, has been a director and the Chief Financial Officer of the Company since 1996. From 1995 until 1996, Mr. Woltil was President and Chief Executive Officer of Pharmacy Corporation of America, a subsidiary of Beverly Enterprises, Inc. ("Beverly"), a healthcare services provider. Mr. Woltil is also a certified public accountant. From 1992 to 1995, he was the Chief Financial Officer of Beverly, and from 1990 to 1992, Mr. Woltil was the Vice President-Financial Planning and Control for Beverly. From 1982 to 1996, Mr. Woltil served in various capacities for Beverly.

     Warren C. Schelling, age 47, has been Senior Vice President of Ancillary Services since November 2000 and President and Chief Operating Officer of Sun Healthcare Group International since 1999. Previously, Mr. Schelling was the Senior Vice President for Pharmaceuticals of the Company from 1996 to 1999, a director of the Company from 1996 to 1998 and President of SunScript from 1994 to 1996. Prior to joining the Company, Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc., a subsidiary of Diagnostek, Inc., which provides pharmacy management services to hospitals, HMOs, long-term care facilities and health systems, from 1993 to July 1994. From January 1994 to July 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy Services Officer at Diagnostek, Inc. From 1985 to 1993, Mr. Schelling was a manager in HPI Health Care Services, Inc.

     Robert F. Murphy, age 47, has been General Counsel of the Company since 1995 and Secretary of the Company since 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, including most recently as Vice President and Associate General Counsel. Prior to 1986, Mr. Murphy was in private practice for several years.

     Chauncey Hunker, age 50, has been Corporate Compliance Officer of the Company since August 2000. From 1996 to August 2000, Mr. Hunker served as Vice President of Continuous Quality Improvement of the SunDance Rehabilitation Corporation, the Company's rehabilitation therapy subsidiary ("SunDance"). From 1995 to 1996, he was Clinical Director of SunDance, and from 1992 to 1995 he was Regional Vice President of Learning Services - Midwestern Regional Facility in Madison, Wisconsin. Mr. Hunker has also served as Adjunct Assistant Professor, Department of Neurology, at the University of Wisconsin Medical School since 1989.

     Matthew G. Patrick, age 41, has been Vice President and Treasurer of the Company since 1998. From 1993 to 1998, Mr. Patrick was Vice President of the Dallas Agency of The Sanwa Bank, Ltd. From 1992 to 1993, Mr. Patrick served as financial consultant for Merrill, Lynch, Pierce, Fenner and Smith, Inc.'s Private Client Group in Dallas and from 1985 to 1990 he held various financial positions in the International Division of National Westminster Bank, PLC.

     Jack V. Tindal, age 46, has been Chief Administrative Officer of the Company since January 2000. From 1997 to January 2000 he was Senior Vice President of Human Resources for the Company's Inpatient Services. From 1995 to 1997 he was Vice President of Human Resources for SunDance Rehabilitation Corporation, the subsidiary responsible for the Company's rehabilitative services.

     Jennifer L. Botter, age 38, has been Vice President and Corporate Controller of the Company since January 2000. From 1998 to 1999, Ms. Botter held various positions within the Company. From 1996 to 1998, she was Director of Finance for Fulcrum Direct, Inc., a manufacturer and cataloguer of children's apparel. Ms. Botter holds a Masters of Business Administration degree. From 1984 to 1996 she held financial consulting and accounting positions in the high technology and manufacturing industries.

     John E. Bingaman, age 54, has been a director of the Company since 1993. Mr. Bingaman also served as a consultant to the Company from 1994 to 1996. Since 1993, Mr. Bingaman has been Vice President of BKS Properties. From 1991 to 1993, Mr. Bingaman was the President of Four Seasons Healthcare Management, Inc., which was the Company's subsidiary that managed certain long-term care facilities through management contracts. Between 1984 and July 1993, Mr. Bingaman was Chief Executive Officer of Honorcare Corporation ("Honorcare"), a provider of long-term care services, responsible for the overall management and strategic planning of Honorcare. Mr. Bingaman has over 25 years of experience in the long-term care industry.

     Martin G. Mand, age 64, has been a director of the Company since 1996. Since 1995, Mr. Mand has been Chairman, President and Chief Executive Officer of Mand Associates, Limited, a financial consulting, speaking and writing firm. Mr. Mand was previously Executive Vice President and Chief Financial Officer of Northern Telecom, Ltd., a global manufacturer of telecommunications equipment, from 1990 to 1994. Mr. Mand also previously served as Vice President and Treasurer of E.I. du Pont de Nemours & Co., a chemical, allied products and energy company. Mr. Mand also serves on the Board of Directors of the Fuji Bank and Trust Company and Imagyn Medical Technologies, Inc. and Townsends, Inc.

     Lois E. Silverman, age 60, has been a director of the Company since 1995. Ms. Silverman was a co-founder, served as the Chairman of the Board of CRA Managed Care, Inc. from 1994 to September 1997 and as its Chief Executive Officer from 1988 to 1995. Ms. Silverman is the President of the Commonwealth Institute, a nonprofit organization she established in 1997 for the advancement of women entrepreneurs. Ms. Silverman is also a Trustee at Beth Israel Deaconess Medical Center, an overseer of Tufts University Medical School, a Trustee at Simmons College and Brandeis University, and a Director of Immunetics.

     James R. Tolbert, III, age 65, has been Chairman of the Board since July 2000 and a director of the Company since 1995. Mr. Tolbert was Lead Independent Director of the Board of Directors from 1998 to July 2000. Mr. Tolbert has served as the Chairman, President, Chief Executive Officer and Treasurer of First Oklahoma Corporation, a holding company, since 1986. Mr. Tolbert has over 15 years of experience in the nursing home industry. In addition, Mr. Tolbert is a member of the Board of Directors of Bonray Drilling Corporation, a corporation engaged in domestic onshore contract drilling of oil and gas wells.

     R. James Woolsey, age 59, has been a director of the Company since 1995. Mr. Woolsey has been a partner in the law firm of Shea & Gardner since 1995, where he previously had been a partner from 1980 to 1989 and from 1991 to 1993. From 1993 to 1995, Mr. Woolsey served as the Director of Central Intelligence for the U.S. government. From 1989 to 1991, Mr. Woolsey was the Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe.

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

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met with the exception of R. James Woolsey, who reported a transaction that occurred in July 2000 on a Form 5 in February 2001 due to an oversight.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides information concerning the annual and long-term compensation for services as employees of the Company and its subsidiaries for the fiscal years shown of those persons ("Named Executive Officers") who were, during the year ended December 31, 2000, (i) the individuals who served as chief executive officer and (ii) the other four most highly compensated executive officers of the Company:

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                                SECURITIES
          NAME AND                             ANNUAL COMPENSATION              UNDERLYING                ALL OTHER
      PRINCIPAL POSITION      YEAR           SALARY($)      BONUS($)            OPTIONS(#)              COMPENSATION($)
      ------------------      ----           ---------      --------            ----------              ---------------

Mark G. Wimer                 2000           $596,255        -                      -                  $   2,092 (1)
  Chief Executive             1999            450,008        -                 16,960 (2)                  3,313
  Officer and                 1998            443,274        -                 25,000                      9,424
  President

Robert D. Woltil              2000            425,022        -                      -                      1,797 (3)
  Chief Financial             1999            425,022        -                 14,000 (2)                  1,810
  Officer                     1998            418,288        -                 25,000                     10,069

Warren C. Schelling           2000            320,008    $150,000 (4)               -                        780 (5)
  Senior Vice                 1999            320,008        -                 13,600 (2)                  1,587
  President Ancillary         1998            277,892        -                 30,000                      4,848
  Services

Robert F. Murphy              2000            285,012        -                      -                      1,097 (6)
  General Counsel and         1999            285,012        -                 11,200 (2)                  2,458
  Secretary                   1998            280,973        -                 30,000                      5,872

Andrew L. Turner(7)           2000            509,177        -                      -                      1,128 (8)
  Former Chief                1999            700,024        -                 38,000 (2)                  6,998
  Executive Officer           1998            659,634        -                 50,000                     26,873

Alan J. Zampini(9)            2000            295,690     58,870 (10)               -                      1,983 (11)
Former President of           1999            282,311     29,000 (10)          16,500 (2)                  1,889
  SunBridge Healthcare        1998            211,855     58,500               12,500                      1,637
  Corporation
______________________

(1) Consists of $1,000 of matching contributions under the Company's 401(k) Plan and the value of $1,092 of life insurance premiums paid on his behalf by the Company.

(2) Represents options issued by the Company in exchange for the cancellation of previously granted stock options in May 1999.

(3) Consists of $1,275 of matching contributions under the Company's 401(k) Plan and the value of $522 of life insurance premiums paid on his behalf by the Company.

(4) Retention payments paid pursuant to Mr. Schelling's Incentive Bonus and Severance Agreement.

(5) Consists of the value of life insurance premiums paid on his behalf by the Company.

(6) Consists of $743 of matching contributions under the Company's 401(k) Plan and the value of $354 of life insurance premiums paid on his behalf by the Company.

(7)  Mr. Turner resigned from the Company in August, 2000.

(8) Consists of the value of life insurance premiums paid on his behalf by the Company.

(9)  Mr. Zampini resigned from the Company in January, 2001.

(10) Retention payments paid pursuant to the Company's employee retention program.

(11) Consists of $1,275 of matching contributions under the Company's 401(k) Plan and the value of $708 of life insurance premiums paid on his behalf by the Company.

FISCAL YEAR-END OPTION VALUES

     Set forth in the table below is information concerning the value of stock options held as of December 31, 2000 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2000.

                                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                                                  OPTIONS-AT-YEAR-END (#)(1)               AT-YEAR-END ($)(2)
      NAME                                     EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
      ----                                     -----------       -------------       -----------       -------------
Mark G. Wimer                                     5,653              11,307              $-0-                $-0-
Robert D. Woltil                                  4,666               9,334               -0-                 -0-
Warren C. Schelling                               4,533               9,067               -0-                 -0-
Robert F. Murphy                                  3,733               7,467               -0-                 -0-
Andrew L. Turner                                    -0-                 -0-               -0-                 -0-
Alan J. Zampini                                  22,401              11,099               -0-                 -0-
___________

(1) It is anticipated that any plan of reorganization confirmed in Sun's Chapter 11 case will provide that Sun's outstanding common stock and stock options will effectively be canceled without any recoveries to the holders of common stock or stock options. See Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

(2) The last reported sales price of the Common Stock, as reported on the Over-The-Counter Bulletin Board, at December 31, 2000 was less than the exercise price of all stock options.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company, other than the Chairman of the Board, are entitled to receive: (i) an annual fee of $24,000, which is payable in four equal quarterly installments, (ii) $1,750 for each Board of Directors meeting attended in person, (iii) an additional $500 for each subsequent meeting attended that same day, and (iv) $500 for any meetings attended by telephone. In addition, each Chairperson of a committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments.

     The Chairman of the Board of Directors is entitled to an annual fee of $144,000, which is payable in four equal quarterly installments, and reimbursement for $3,000 monthly of clerical and office support costs in his office in Oklahoma City. Sun will also pay the Chairman of the Board a $50,000 bonus contingent upon bankruptcy court approval of a plan of reorganization. Each of the non-employee directors is reimbursed for out-of-pocket expenses for attendance at Board and committee meetings.

RETENTION PLAN AND SEVERANCE AGREEMENT

     On December 15, 1999, the U.S. Bankruptcy Court approved the Company's Employee Retention Program (the "Program") that authorized retention payments to approximately 930 employees and to certain executives. As part of the Program, Messrs. Wimer, Woltil and Murphy will receive incentive payments on the effective date of a plan of reorganization in the amounts of $425,000, $297,500 and $170,000, respectively, if they remain employees of the Company on that date.

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

     Mr. Woltil entered into an agreement with the Company in October 1999 whereby, in return for a commitment to remain employed until December 31, 2000, he would be entitled to receive a payment equal to 12 months of his current salary (the "Voluntary Severance Payment") if he voluntarily terminated his employment with the Company at the end of such period. In December 2000, Mr. Woltil and the Company agreed to defer the Voluntary Severance Payment until he voluntarily terminates his employment on the earlier of (i) 30 days after the effective date of the Company's Chapter 11 plan of reorganization or (ii) 30 days after he gives written notice of the occurrence of a Termination Event, as defined in the agreement.

     One of the Company's non-domestic subsidiaries (which is not in bankruptcy) entered into an Incentive Bonus and Severance Agreement with Mr. Schelling on July 31, 2000. The agreement provides Mr. Schelling with a similar severance and fringe benefits as described above for Messrs. Wimer, Woltil and Murphy. Pursuant to the agreement, Mr. Schelling received retention payments of $75,000 on September 30, 2000 and January 1, 2001, from the non-domestic subsidiary, and would be entitled to receive an incentive payment of up to $200,000 on completion of the sale of the Company's international division.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and footnotes set forth certain information regarding the beneficial ownership of common stock as of March 30, 2001 by (i) each director, (ii) the Named Executive Officers (as defined below), (iii) all directors and executive officers of the Company as a group, and each person believed by the Company to be the beneficial owner of more than five percent of Common Stock of the Company. It is anticipated that any plan of reorganization confirmed in Sun's chapter 11 case will provide that Sun's outstanding common stock and stock options will effectively be canceled without any recoveries to the holders of common stock or stock options. See Item 1 - "Certain Additional Business Risks - Effect of Bankruptcy Reorganization on Common Stock and Debt Securities."

                                                             SHARES                    PERCENT OF
            NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)            CLASS(1)(%)
            ------------------------                   ---------------------            -----------

John E. Bingaman                                            193,860  (2)(3)                  *
Martin G. Mand                                               12,479  (2)(4)                  *
Robert F. Murphy                                             26,241  (5)                     *
Warren C. Schelling                                           9,067  (6)                     *
Lois E. Silverman                                            14,710  (2)(7)                  *
James R. Tolbert, III                                        14,416  (2)(7)                  *
Andrew L. Turner                                                  -                          *
Mark G. Wimer                                                11,307  (8)                     *
Robert D. Woltil                                             16,834  (9)                     *
R. James Woolsey                                             11,416  (2)(7)                  *
Alan J. Zampini                                                   -                          *
All directors and executive officers
   as a group (13 persons, including                        317,567  (10)                    *
   those named above)
Peter C. Kern                                             3,502,777  (11)                  5.7%
   206 St. Johns Road
   Pilot Point, TX  76258
___________

*        Less than 1.0%

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 30, 2001 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Includes  3,333   restricted   shares  awarded  under  the  Company's  1997
     Non-Employee Directors' Plan which may be subject to a substantial risk of forfeiture.

(3) Includes currently exercisable options to purchase 44,833 shares of common stock.

(4) Includes currently exercisable options to purchase 7,083 shares of common stock.

(5) Includes currently exercisable options to purchase 7,467 shares of common stock.

(6) Consists of currently exercisable options to purchase 9,067 shares of common stock.

(7) Includes currently exercisable options to purchase 8,083 shares of common stock.

(8) Consists of currently exercisable options to purchase 11,307 shares of common stock.

(9) Includes 5,000 shares owned by Mr. Woltil and his wife, as to which Mr. Woltil has shared voting and investment power. Also includes currently exercisable options to purchase 9,334 shares of common stock.

(10) Includes an aggregate of 119,287 shares of common stock issuable upon the exercise of options that are currently exercisable and 16,665 restricted shares subject to a substantial risk of forfeiture.

(11) Based upon a Schedule 13G filed with the Commission in April, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2000, SunBridge was a lessee or assignee of seven facilities from partnerships in which Mr. John Bingaman, a current director of the Company, has an equity interest of greater than ten percent. All of the leases terminate in 2001, unless renewed by the Company. Renewal options can contain varying extension terms depending upon the facility lease. The Company continues to evaluate its portfolios of facilities in conjunction with the ongoing lease negotiations under the bankruptcy procedures. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $2.5 million in 2000.

     The Company believes the terms of the foregoing transactions are as favorable to the Company as those that could have been obtained from non-affiliated parties in arm's-length transactions. However, the Company's contractual relationship with entities affiliated with members of the Board of Directors creates the potential for conflicts of interest.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     (i) Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheets for the years ended December 31, 2000 and
           1999

         Consolidated Statements of Losses for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31,
           2000, 1999 and 1998

         Notes to Consolidated Financial Statements

    (ii) Financial Statement Schedules:

         Report of Independent Public Accountants

         Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

     (All  other  financial   statement   schedules  required  by  Rule 5-04  of
Regulation S-X are not applicable or not required).

(b)  Reports on Form 8-K

     None

(c)  Exhibits

EXHIBIT NUMBER                              DESCRIPTION OF EXHIBITS
- --------------                              -----------------------

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

10.8(1) The Company's 1993 Combined Incentive and Nonqualified Stock Option Plan

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

10.21* Letter Agreement  regarding  Employment  Arrangements  dated December 28,
     2000 by and between Robert D. Woltil and Sun Healthcare Group, Inc.

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

10.30(26) Settlement  Agreement between Andrew Turner and the Company dated July
     13, 2000.

10.31(26)  Expense  Indemnification  Agreement  between  Andrew  Turner  and the
     Company dated July 13, 2000.

10.32(27) First  Amendment to Revolving  Credit  Agreement dated as of September
     21, 2000 among the Company and each of its subsidiaries which are borrowers under the Financing Agreement, and the lenders named therein. The CIT Group/Business Credit, Inc. as Lenders' Agent and Heller Healthcare Finance, Inc. as Collateral Agent.

21*  Subsidiaries of the Registrant

23*  Consent of Arthur Andersen LLP

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

(25) Incorporated by reference from exhibits to the Company's Form 8-K dated October 27, 1999.

(26) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended March 31, 2000.

(27) Incorporated by reference from exhibits to the Company's Form 10-Q for the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SUN HEALTHCARE GROUP, INC.

                                  By:  /s/ Mark G. Wimer
                                       -----------------
                                           Mark G. Wimer
                                           Chief Executive Officer and President

March 31, 2001

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints each of Robert D. Woltil and Robert F. Murphy as his attorney-in-fact, to sign this Report on his or her behalf, individually and in the capacity stated below, and to file all supplements and amendments to this Report and any and all instruments or documents filed as a part of or in connection with this Report or any amendment or supplement thereto, and any such attorney-in-fact may make such changes and additions to this Report as such attorney-in-fact may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 30, 2001 in the capacities indicated.

         SIGNATURES                                TITLE
         ----------                                -----

                                         Chief Executive Officer, President
/s/ Mark G. Wimer                        and Director (Principle Executive
- -----------------                        Officer)
    Mark G. Wimer

                                         Chief Financial Officer and Director
/s/ Robert D. Woltil                     (Principal Financial Officer)
- ---------------------
    Robert D. Woltil

                                         Vice President and Corporate Controller
/s/ Jennifer L. Botter                   (Principal Accounting Officer)
- ----------------------
    Jennifer L. Botter


                                         Chairman of the Board
- ------------------------
    James R. Tolbert III


/s/ John E. Bingaman                     Director
- --------------------
    John E. Bingaman


/s/ Martin G. Mand                       Director
- ------------------
    Martin G. Mand


/s/ Lois E. Silverman                    Director
- ---------------------
    Lois E. Silverman


                                         Director
- --------------------
    R. James Woolsey

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants.........................................................        F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.....................................        F-4

Consolidated Statements of Losses for the years ended December 31, 2000,
   1999 and 1998.................................................................................        F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31,
   2000, 1999 and 1998...........................................................................        F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
   and 1998......................................................................................        F-8

Notes to Consolidated Financial Statements.......................................................        F-9


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. (Debtor-in-Possession) (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of losses, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The Company is the subject of Federal investigations, including allegations of inappropriate reimbursement for certain services, and other litigation. See "Note 18 - Other Events" to the consolidated financial statements for further information regarding these matters.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. (Debtor-in-Possession) and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3(o) to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for costs of start-up activities.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On October 14, 1999, the Company and substantially all of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code and continue to operate under the protection of Chapter 11. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses for the years ended December 31, 2000 and 1999 of $545.7 million and $1,089.5 million, respectively. As of December 31, 2000, the Company had a stockholders' deficit of $1,545.3 million and a working capital deficiency of $161.6 million. The Company was not in compliance with certain covenants of the Debtor-in-Possession Revolving Credit Agreement (the "DIP Agreement") as of December 31, 2000. In addition, the Company believes that it will not be able to achieve certain financial covenants of the DIP Agreement in 2001. Subsequent to December 31, 2000, the Company and the DIP Agreement Lenders have entered into a forbearance agreement, which provides that the DIP Agreement Lenders will not take any actions through April 23, 2001, related to the Company's non-compliance with certain covenants of the DIP Agreement. The forbearance agreement also states that the Company and the DIP Agreement Lenders will negotiate revised future financial covenants, which are expected to be consistent with the Company's revised fiscal 2001 operating plan. The Company's financial liquidity is dependent upon the successful negotiation of the future financial DIP Agreement covenants and the Company's compliance with the terms of the forbearance agreement. Also, the DIP Agreement expires on October 14, 2001. If the Company continues to operate under the protection of Chapter 11 on that date, it will need to reach an agreement with the DIP Agreement Lenders to extend the DIP Agreement or replace the DIP Agreement with a new credit agreement in order to maintain financial liquidity. Management's plans in regard to these matters, including its intent to amend the DIP Agreement financial covenants and file a plan of reorganization that will be acceptable to the Bankruptcy Court and the Company's creditors, are also described in Note 2. In the event that a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ Arthur Andersen LLP
- -----------------------
    Arthur Andersen LLP

Albuquerque, New Mexico
March 30, 2001

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                 2000             1999
                                                                                                 ----             ----
                                     ASSETS
Current assets:
 Cash and cash equivalents..............................................................     $   37,589         $  25,047
 Accounts receivable, net of allowance for doubtful accounts of $128,106 and
  $151,841 at  December 31, 2000 and 1999, respectively.................................        195,362           254,464
 Inventory, net.........................................................................         22,676            42,983
 Prepaids and other assets..............................................................          4,693            15,087
 Other receivables, net.................................................................          6,896            15,916
                                                                                        ---------------  ----------------
 Total current assets...................................................................        267,216           353,497

Goodwill, net...........................................................................        188,005           475,567
Property and equipment, net.............................................................        180,285           446,176
Assets held for sale....................................................................        156,342            70,609
Notes receivable, net of allowance of $1,979 and $6,556 at December 31, 2000 and 1999,
  respectively..........................................................................         14,554            22,698
Other assets, net.......................................................................         43,586            69,941
                                                                                         ---------------  ----------------
  Total assets..........................................................................     $  849,988       $ 1,438,488
                                                                                         ===============  ================


   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        AS OF DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  2000              1999
                                                                                                  ----              ----
Current liabilities:
  Accrued compensation and benefits.....................................................      $  101,977        $   84,117
  Current portion of long-term debt.....................................................          86,039            44,776
  Accrued self-insurance obligations....................................................          50,737            59,075
  Accounts payable......................................................................          37,526            53,787
  Income taxes payable..................................................................          13,328             9,130
  Accrued interest......................................................................           7,788             2,972
  Current portion of obligations under capital leases...................................             248               433
  Other accrued liabilities.............................................................         131,193           116,489
                                                                                         ----------------  ----------------
  Total current liabilities.............................................................         428,836           370,779

Liabilities subject to compromise (see Note 2)..........................................       1,529,928         1,558,518
Long-term debt, net of current portion..................................................          54,211           100,765
Obligations under capital leases, net of current portion................................          53,553            65,675
Other long-term liabilities.............................................................          26,737            36,794
                                                                                         ----------------  ----------------
  Total liabilities.....................................................................       2,093,265         2,132,531
Commitments and contingencies
Minority interest.......................................................................           5,960             5,979
Company-obligated mandatorily redeemable convertible preferred securities of a
  subsidiary trust holding solely 7% convertible junior subordinated debentures of the           296,101           322,978
  Company...............................................................................
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized 5,000,000 shares, none issued...........               -                 -
  Common stock of $.01 par value, authorized 155,000,000 shares, 64,911,264 and 63,937,302 shares issued and outstanding as of December 31, 2000
    and 1999, respectively..............................................................             649               639
  Additional paid-in capital............................................................         825,147           798,305
  Accumulated deficit...................................................................     (2,331,218)       (1,785,507)
  Accumulated other comprehensive loss .................................................        (12,483)           (5,017)
                                                                                         ----------------  ----------------
                                                                                             (1,517,905)         (991,580)
  Less:
      Unearned compensation.............................................................               -           (3,966)
      Common stock held in treasury, at cost, 2,212,983 shares as of  December 31,
        2000 and 1999...................................................................        (27,376)          (27,376)
      Grantor stock trust, at market, 1,915,935 shares as of December 31, 2000 and 1999.            (57)              (78)
                                                                                         ----------------  ----------------
  Total stockholders' deficit ..........................................................     (1,545,338)       (1,023,000)
                                                                                         ----------------  ----------------
  Total liabilities and stockholders' deficit...........................................      $  849,988       $ 1,438,488
                                                                                         ================  ================


   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                           2000           1999             1998
                                                                                           ----           ----             ----
Total net revenues...............................................................      $ 2,458,928     $ 2,529,039      $ 3,088,460
                                                                                      -------------  --------------  ---------------
Costs and expenses:
  Operating costs................................................................        2,230,423       2,477,713        2,629,485
  Impairment losses..............................................................          191,316         457,449          397,492
  Corporate general and administrative...........................................          153,133         159,671          180,934
  Depreciation and amortization..................................................           45,881          81,325          102,515
  Interest, net (contractual interest expense of $146,406 and $30,546 at
      December 31, 2000 and 1999, respectively)..................................           34,269         129,054          135,411
  Provision for losses on accounts receivable....................................           33,496         123,217           83,083
  Legal and regulatory matters, net..............................................            2,480              38           22,456
  Loss on termination of interest rate swaps.....................................                -           2,488                -
  Restructuring costs............................................................          (1,090)          27,353            4,558
  (Gain) loss on sale of assets, net.............................................         (21,400)          78,673          206,205
                                                                                      -------------  --------------  ---------------
  Total costs and expenses before reorganization items...........................        2,668,508       3,536,981        3,762,139
Dividends on convertible preferred securities of subsidiary .....................                -          20,407           16,163
                                                                                      -------------  --------------  ---------------
Losses before reorganization costs, income taxes, extraordinary loss and cumulative
  effect of change in accounting principle.......................................        (209,580)     (1,028,349)        (689,842)
Reorganization costs, net........................................................          335,875          48,132                -
                                                                                      -------------  --------------  ---------------
Losses before income taxes, extraordinary loss and cumulative effect of change in
  accounting principle...........................................................        (545,455)     (1,076,481)        (689,842)
Income tax provision.............................................................              256             161           53,577
                                                                                      -------------  --------------  ---------------
Losses before extraordinary loss and cumulative effect of change in accounting           (545,711)     (1,076,642)        (743,419)
  principle......................................................................
Extraordinary loss from early extinguishment of debt, net of income tax benefit of
  $3,700 in 1998.................................................................                -               -         (10,274)
Cumulative effect of change in accounting principle..............................                -        (12,816)                -
                                                                                      -------------  --------------  ---------------
Net losses.......................................................................      $ (545,711)    $(1,089,458)      $ (753,693)
                                                                                      =============  ==============  ===============
Net losses per common and common equivalent share:
  Losses before extraordinary loss and cumulative effect of change in accounting principle
  Basic..........................................................................       $   (9.04)      $  (18.40)       $  (14.29)
                                                                                      =============  ==============  ===============
  Diluted........................................................................       $   (9.04)      $  (18.40)       $  (14.29)
                                                                                      =============  ==============  ===============
Net losses:
  Basic..........................................................................       $   (9.04)      $  (18.62)       $  (14.49)
                                                                                      =============  ==============  ===============
  Diluted........................................................................       $   (9.04)      $  (18.62)       $  (14.49)
                                                                                      =============  ==============  ===============
Weighted average number of common and common equivalent shares outstanding:
  Basic..........................................................................           60,347          58,504           52,008
                                                                                      =============  ==============  ===============
  Diluted........................................................................           60,347          58,504           52,008
                                                                                      =============  ==============  ===============


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                       2000                   1999                     1998
                                                               ---------------------------------------------------------------------
                                                               Shares      Amount     Shares       Amount      Shares       Amount
                                                               ------      ------     ------       ------      ------       ------
COMMON STOCK
Issued and outstanding at beginning of year.................   63,937       $   639    61,930        $  619      51,698       $  517
Issuance of common stock for employee benefits..............        -             -         -             -          37            -
Conversion of 61/2% Convertible Subordinated Debentures due         -             -       774             8           2            -
  2003......................................................
Conversion of 7% Convertible Trust Issued Preferred Securities  1,335            13     1,094            11           -            -
Cancellation of Restricted Stock Awards.....................    (361)           (3)      (18)             -           -            -
Employee Stock Purchase and other...........................        -             -       157             1           -            -
Common stock issued in connection with acquisitions.........        -             -         -             -       9,981          100
Common stock issued in connection with immaterial poolings..        -             -         -             -         212            2
                                                               -------   -----------  --------   -----------  ----------  ----------
Issued and outstanding at end of year.......................   64,911           649    63,937           639      61,930          619
                                                               -------   -----------  --------   -----------  ----------  ----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................                798,305                 774,860                  639,637
Issuance of common stock for employee benefits..............                      -                       -                      522
Tax benefit of stock options exercised......................                      -                       -                       57
Conversion of 61/2% Convertible Subordinated Debentures due                       -                  12,626                       33
  2003......................................................
Conversion of 7% Convertible Trust Issued Preferred Securities               26,863                  22,011                      121
Adjustment to market value of common stock held by the
  Grantor Stock Trust.......................................                   (21)                (12,512)                 (26,895)
Conversion of Mediplex convertible debt.....................                                          1,579                        -
Cancellation of Restricted Stock Awards.....................                                          (259)                        -
Common stock issued in connection with acquisitions.........                      -                       -                  161,376
Common stock issued in connection with immaterial poolings..                      -                       -                        9
                                                                         -----------             -----------              ----------
Additional paid-in capital at end of year...................                825,147                 798,305                  774,860
                                                                         -----------             -----------              ----------
RETAINED EARNINGS
Balance at beginning of year................................            (1,785,507)               (696,049)                   57,114
Net losses..................................................              (545,711)             (1,089,458)                (753,693)
Common stock issued in connection with immaterial poolings..                      -                       -                      530
                                                                         -----------             -----------              ----------
Retained deficit at end of year.............................             (2,331,218)             (1,785,507)               (696,049)
                                                                         -----------             -----------              ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year................................                (5,017)                   2,902                    1,766
Foreign currency translation adjustment, net of tax.........                (7,466)                 (7,919)                    1,136
                                                                         -----------             -----------              ----------
Accumulated other comprehensive income (loss) at end of year               (12,483)                 (5,017)                    2,902
                                                                         -----------             -----------              ----------
Total.......................................................            (1,517,905)               (991,580)                   81,713
                                                                        ------------             -----------              ----------
UNEARNED COMPENSATION
Balance at beginning of year................................                (3,966)                 (8,552)                 (14,203)
Issuance of shares of restricted common stock...............                      -                       -                    (564)
Cancellation of Restricted Stock Awards ....................                  3,966                     260                        -
Amortization of stock issued under restricted stock option
  plan......................................................                      -                   4,326                    6,215
                                                                         -----------             -----------              ----------
Unearned compensation at end of year........................                      -                 (3,966)                  (8,552)
                                                                         -----------             -----------              ----------
COMMON STOCK IN TREASURY
Balance at beginning of year................................     2,213     (27,376)     2,125      (26,967)       2,053     (25,574)
Acquired at cost............................................                               88         (409)          72      (1,393)
                                                               -------   -----------  --------   -----------  ----------  ----------
Common stock in treasury at end of year.....................     2,213     (27,376)     2,213      (27,376)       2,125     (26,967)
                                                               -------   -----------  --------   -----------  ----------  ----------
GRANTOR STOCK TRUST
Balance at beginning of year................................     1,916         (78)     1,989      (13,054)       2,178     (42,204)
Issuance of common stock from the Grantor Stock Trust.......         -            -         -           464       (189)        1,692
Issuance of shares of restricted common stock...............         -                                    -                      563
Adjustment to market value of common stock held by the
  Grantor Stock Trust.......................................         -           21      (73)        12,512                   26,895
                                                               -------   -----------  --------   -----------  ----------  ----------
Grantor stock trust at end of year..........................     1,916          (57)    1,916          (78)      1,989      (13,054)
                                                               -------   -----------  ---------  -----------   ----------  ---------
Total stockholders' equity (deficit)........................            $(1,545,338)           $(1,023,000)                 $ 33,759
                                                                        ============             ===========               =========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                           2000            1999           1998
                                                                                           ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net losses.....................................................................     $   (545,711)   $ (1,089,458)   $ (753,693)
                                                                                      ---------------  --------------  ------------
 Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
     Extraordinary loss...........................................................                -                -        10,274
     (Gain) loss on sale of assets, net...........................................         (21,400)           78,673       206,205
     Impairment loss..............................................................          191,316          457,449       397,492
     Cumulative effect of change in accounting principle..........................                -           12,816             -
     Reorganization costs, net....................................................          335,875           48,132             -
     Depreciation and amortization................................................           45,881           81,325       102,515
     Provision for losses on accounts receivable..................................           33,496          123,217        83,083
     Legal and regulatory costs...................................................            1,245                -             -
     Other, net...................................................................         (20,186)           18,055         9,068
 Changes in operating assets and liabilities:
     Accounts receivable..........................................................         (18,720)          160,864      (61,679)
     Other current assets.........................................................           11,029            8,412      (19,557)
     Other current liabilities....................................................              859           72,607      (41,530)
     Income taxes payable.........................................................            2,115           35,430        22,242
                                                                                      ---------------  --------------  ------------
 Net cash provided by (used for) operating activities before reorganization costs.           15,799            7,522      (45,580)
 Net cash paid for reorganization costs...........................................         (17,520)            (269)             -
                                                                                      ---------------  --------------  ------------
 Net cash provided by (used for) operating activities.............................          (1,721)            7,253      (45,580)
                                                                                      ---------------  --------------  ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net......................................................         (55,366)        (102,453)     (160,416)
   Acquisitions, net of cash acquired.............................................            (974)          (5,731)      (60,641)
   Proceeds from sale of assets held for sale.....................................           24,980            8,735             -
   Decrease (increase) in long-term notes receivable..............................          (6,088)           15,857       (5,977)
   Decrease (increase) in other assets............................................            5,536           45,179         6,794
   Proceeds from sale and leaseback of property and equipment.....................                -           38,600       134,375
                                                                                      ---------------  --------------  ------------
      Net cash provided by (used for) investing activities........................         (31,912)              187      (85,865)
                                                                                      ---------------  --------------  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under Revolving Credit Agreement (postpetition) ................           54,901           12,125             -
   Long-term debt borrowings......................................................            9,667          126,062       248,818
   Long-term debt repayments (prepetition)........................................         (14,663)         (92,502)     (438,607)
   Principal payments on prepetition debt authorized by Bankruptcy Court..........          (3,406)         (36,118)             -
   Conversion of Mediplex 6.5% Convertible Subordinated Debentures due 2003.......                -          (6,649)             -
   Net proceeds from issuance of convertible trust issued preferred securities of
   subsidiary.....................................................................                -                -       334,044
   Net proceeds from issuance of common stock.....................................                -            1,784         2,337
   Purchases of treasury stock....................................................                -            (409)       (1,393)
   Other financing activities.....................................................               (4)         (14,480)       (8,151)
                                                                                      ---------------  --------------  ------------
      Net cash provided by (used for)  financing activities.......................           46,495         (10,187)       137,048
                                                                                      ---------------  --------------  ------------
 Effect of exchange rate on cash and cash equivalents.............................            (320)              290           881
                                                                                      ---------------  --------------  ------------
 Net increase (decrease) in cash and cash equivalents.............................           12,542          (2,457)         6,484
 Cash and cash equivalents at beginning of year...................................           25,047           27,504        21,020
                                                                                      ---------------  --------------  ------------
 Cash and cash equivalents at end of year.........................................    $      37,589       $   25,047    $   27,504
                                                                                      ===============  ==============  ============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

(1)  NATURE OF BUSINESS

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter collectively referred to as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical and medical supply services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical and medical supply services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care services in the United Kingdom and Germany. The Company sold its operations in Spain in October 2000. The operations in Australia were placed in receivorship by its secured creditors in September 2000. See Notes 7 and 24, which describe certain operations that the Company has sold or is planning to sell.

(2)   PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

     The Company incurred net losses of $545.7 million and $1,089.5 million in 2000 and 1999, respectively. At December 31, 2000, the Company had a working capital deficiency of $161.6 million and a stockholders' deficit of $1,545.3 million. As a result of the Company's net losses and the related non-compliance with most of its long-term debt agreements, on October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and note holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. As of October 1, 2000, the parties to the agreement in principle have the right to withdraw from the agreement in principle, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms agreed to with the significant creditor constituents.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The Company's exclusive period to file a plan of reorganization has been extended to May 8, 2001 and to solicit acceptances of the plan has been extended to July 8, 2001.

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date are stayed while the Company continues its operations as a debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheets as "liabilities subject to compromise." Additional chapter 11 claims have arisen and may continue to arise subsequent to the Filing Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also are stayed although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

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

     The principal categories and the balances of chapter 11 claims reclassified in the accompanying consolidated balance sheets and included in "liabilities subject to compromise" are identified below. These amounts may be subject to future adjustments depending upon Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

                                                                         December 31, 2000             December 31, 1999
                                                                           (in thousands)               (in thousands)
                                                                      -------------------------    --------------------------
Revolving Credit Facility                                                        $     433,319                $      427,271
Credit Facility Term Loans                                                             358,981                       358,981
Senior Subordinated Notes dues 2007                                                    250,000                       250,000
Senior Subordinated Notes due 2008                                                     150,000                       150,000
Interest payable                                                                       102,094                       102,467
Convertible Subordinated Debentures due 2004                                            83,300                        83,300
Prepetition trade and other miscellaneous claims                                        65,834                        79,948
Mortgage notes payable due at various dates through 2005                                46,214                        47,703
Other long-term debt                                                                    15,984                        21,200
Industrial Revenue Bonds                                                                 8,620                        10,935
Capital leases                                                                           8,039                        19,170
Senior Subordinated Notes due 2002                                                       6,161                         6,161
Convertible Subordinated Debentures due 2003                                             1,382                         1,382
                                                                      -------------------------    --------------------------
     Total liabilities subject to compromise                                     $   1,529,928                $    1,558,518
                                                                      =========================    ==========================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "liabilities subject to compromise" at December 31, 2000 due to the Company's chapter 11 filing and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which have been or may be rejected. The Bankruptcy Code generally accords priority to claims and expenses in the following order. First, distributions are made to secured creditors to the extent of their interest in collateral. Unencumbered assets, or the value thereof, are distributed in the following order: to holders of super-priority claims, such as the lenders under the debtor-in-possession financing (the "DIP Financing Agreement"), holders of administrative expense claims, holders of claims for wages and salaries, holders of claims with respect to contributions to employee benefit plans, holders of certain tax claims, holders of unsecured claims and holders of equity interests. See Note 8.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company and its filing subsidiaries as of the Filing Date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities are subject to a plan of reorganization. The plan, when filed, is subject to a vote by the Company's impaired creditors and stockholders and confirmation by the Bankruptcy Court and accordingly is not presently determinable.

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

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing. The Revolving Credit Agreement was amended as of September 21, 2000 (as amended, the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company of $200.0 million, but not to exceed the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

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

     As of December 31, 2000, approximately $138.7 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $67.0 million and had issued approximately $34.7 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at December 31, 2000 of approximately $37.6 million. The combination of the Company's cash balances and available funds, less borrowings and letters of credit, under the DIP Financing Agreement was $74.6 million and $160.8 million as of December 31, 2000 and 1999, respectively. This decrease in liquidity is due primarily to the losses that the Company's operations have incurred in 2000, which have been adversely affected by the slower than expected pace of divesting non-profitable facilities in 2000 and costs incurred associated with the Company's reorganization.

     In July 2000 and February and March 2001, the Company obtained waivers on several defaults under the DIP Financing Agreement including the EBITDA financial covenant. If the Company is unable to comply with the covenants contained in the amended DIP Financing Agreement or is unable to obtain a waiver of any future covenant violation, then the Company would lose its ability to borrow under the amended DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the amended DIP Financing Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 8 - Debtor-in-Possession Financing" in the Company's consolidated financial statements.

     The Company believes that it will have sufficient liquidity to meet its operational needs for the next 12 months assuming that (i) the Company is successful in amending the DIP Financing Agreement and maintains its ability to borrow under the DIP Financing Agreement until emergence from bankruptcy, (ii) if the Company has not emerged from bankruptcy by September 30, 2001 that it is able to extend the DIP Financing Agreement or enter into a new DIP financing agreement under substantially similar terms, and (iii) the Company does not experience any material and adverse decrease in its results of operations.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     For  the  period  from  the  Filing  Date   through   December   31,  2000,
reorganization costs, net, were a total of $384.0 million. The components are as follows:

                                                                  December 31, 2000             December 31, 1999
                                                                    (in thousands)                (in thousands)
                                                               -------------------------     -------------------------
Loss on sale of assets                                                  $       313,781                $        7,085
Professional fees                                                                27,756                         4,115
Other                                                                               866                             -
Write-off of debt discounts and deferred issuance costs                               -                        37,614
Interest earned on accumulated cash                                             (2,807)                         (682)
Gain on sale of assets                                                          (3,721)                             -
                                                               -------------------------     -------------------------
   Total                                                                $       335,875                $       48,132
                                                               =========================     =========================

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

(A)      PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. Investments in affiliates in which the Company owns 20% to 50% are carried on the equity method. Investments in companies owned less than 20% are carried at cost. All significant intercompany accounts and transactions have been eliminated in consolidation. As a consequence of the bankruptcy filings in 1999, the non-filing subsidiaries of the Company fully reserved for their intercompany receivables from the filing subsidiaries. These amounts were not material.

(B)      CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(C)      NET REVENUES

     Net revenues consist of long-term and subacute care revenues, temporary medical staffing services revenues, pharmaceutical and medical supply services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed frequently, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations.

     The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limits ("RCLs") for reimbursement. The requests for exceptions to the RCLs relate to services rendered in periods prior to the Company's transition to the Prospective Payment System ("PPS"). Prior to PPS, Medicare regulations permitted providers to file exception requests in order to be reimbursed for the cost of treating higher acuity patients. For the year ended December 31, 1998, net revenues included amounts related to exceptions to the RCLs of approximately $30.9 million. These amounts reflected management's estimate of the amounts that would ultimately be approved and paid by HCFA related to the requests for exceptions to the RCLs based on its prior experience with the Medicare Program's regulations and the Company's records of services provided.

     During 1999, HCFA denied requests for exceptions to the RCLs filed by the Company related to prior years. Additionally, HCFA retroactively denied requests for exceptions that had previously been approved. In 1999, the Company established a reserve of approximately $67.7 million related to these denials. The reserve, which is included in accounts receivable as of December 31, 2000 and 1999, was recorded as an adjustment to net patient revenues.

(D)      ACCOUNTS RECEIVABLE

     The Company's accounts receivable relates to services provided by its various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that the Company operates in the United States are the Medicare program and the various state Medicaid programs. The rehabilitation and respiratory therapy service operations in the United States provide services to patients in unaffiliated long-term, rehabilitation and acute care facilities. The billings for those services are submitted to the unaffiliated facilities. Many of the unaffiliated long-term care facilities receive a majority of their revenues from the Medicare and state Medicaid programs. See Note 18.

(E)      INVENTORIES

     The majority of the Company's inventories consist of merchandise purchased for resale, which is stated at the lower of cost or market using the first in, first out (FIFO) method.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(F)      PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Property and equipment held under capital lease is stated at the net present value of future minimum lease payments. Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - 5 to 40 years; leasehold improvements-the shorter of the estimated useful lives of the assets or the life of the lease including renewal options; and equipment - 3 to 20 years. The Company capitalizes interest directly related to the development and construction of new facilities as a cost of the related asset.

(G)      GOODWILL

     The excess of the purchase price over the fair value of the net assets of businesses acquired by the Company is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was approximately $242.7 million and $91.7 million as of December 31, 2000 and 1999, respectively.

(H)      IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of goodwill along with other related long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, an impairment loss is recognized if the sum of the expected cash flows is less than the carrying amount of the goodwill and other long-lived assets being evaluated. The difference between the carrying amount of the goodwill and other long-lived assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines estimated fair value for the long-lived assets based on anticipated future cash flows discounted at rates commensurate with the risks involved.

(I)      ACCRUED SELF-INSURANCE OBLIGATIONS

     It is the Company's policy to self-insure for certain insurable risks, including general and professional liability and workers' compensation through the use of self-insurance or retrospective and high deductible insurance and other hybrid policies, which vary by the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally range from one to five years. Future payments may be different than the estimated exposure. Accrued liabilities for future claims are not discounted.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(J)      SOFTWARE DEVELOPMENT COSTS

     The Company, through an indirect, majority-owned subsidiary, is internally developing software that it plans to use in its operations and to market to unaffiliated long-term care providers. All costs incurred related to the development of the software have been expensed. Once the Company concludes that technological feasibility is established, all subsequent development costs will be capitalized and reported at the lower of unamortized cost or net realizable value. Software development costs are included in operating expenses in the accompanying consolidated statements of losses.

(K)      INCOME TAXES

     Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

(L)      FOREIGN CURRENCY TRANSLATION ADJUSTMENT

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statements of losses accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income in the consolidated statements of stockholders' equity (deficit).

(M)      STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in 1995, and the Company has adopted the disclosure requirements of SFAS 123. The Company terminated its Directors' restricted stock plan during October 1999 and terminated its unvested employee restricted stock awards during January 2000 (see "Note 15 - Capital Stock" in the Company's consolidated financial statements).

(N)      NET LOSSES PER SHARE

     Diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. The Company's convertible securities are described in "Note 14 - Convertible Trust Issued Preferred Securities". These securities were not dilutive for the years ended December 31, 2000, 1999 and 1998. See "Note 16 - Earnings Per Share" for calculation of losses per share data for the years ended December 31, 2000, 1999 and 1998.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(O)      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

(P)      FINANCIAL STATEMENT PREPARATION AND PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, self-insurance obligations and loss accruals. Actual results could differ from those estimates.

     Certain amounts in the 1999 and 1998 Consolidated Financial Statements and notes thereto have been reclassified to conform to the 2000 presentation.

(4)      RESTRUCTURING COSTS

     In the fourth quarter of 1998, the Company initiated a restructuring plan focused primarily on reducing the operating expenses of its United States operations. The 1998 corporate restructuring plan included the elimination of approximately 7,500 positions, primarily in the Company's rehabilitation and respiratory therapy operations and also included the closure of approximately 70 divisional and regional offices. The 1998 corporate restructuring charge consisted of approximately $3.7 million related to employee terminations and approximately $0.9 million related to lease termination costs. As of December 31, 2000, approximately 0.7 million of the approximate $2.0 million 1998 corporate restructuring costs reserve balance remains and is comprised of prepetition severance accruals that are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets. The Company's 1998 corporate restructuring plan was substantially complete in 1999.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     In the first quarter of 1999, the Company initiated a second corporate restructuring plan focused on further reducing the operating expenses of its United States operations. The 1999 corporate restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations, and the closure of approximately 23 divisional and regional offices. Relocation of the management of the Company's medical supply subsidiary and temporary medical staffing services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico was also included.

     The 1999 corporate restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. As of December 31, 1999, the Company's 1999 corporate restructuring plan was complete. During the last half of 2000, the Company reversed approximately $1.1 million of reserves related to the 1999 corporate restructuring plan. The reserves were considered no longer necessary.

     During 1999, the Company recorded financial restructuring costs of approximately $16.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9 3/8% Subordinated Notes and the 9 1/2% Subordinated Notes and in preparation for its filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

(5)      ACQUISITIONS

     The effects of the Company's acquisitions during 2000 and 1999, individually and in the aggregate, are immaterial to the operating results of the Company, and therefore, pro forma information is not provided. In January 1999, the Company acquired a mobile radiology services business based in Louisiana and an orthotic products manufacturing and marketing business based in California. The purchase prices and results of these businesses are immaterial. During 1999, the Company executed management agreements for six facilities and executed lease agreements for five facilities in the United States.

     On June 30, 1998, the Company acquired Retirement Care Associates, Inc. ("RCA") and approximately 35% of the common stock of Contour Medical, Inc. ("Contour"), collectively referred to as the "RCA Acquisition". RCA was an operator of skilled nursing facilities and assisted living centers in eight states, primarily in the southeastern United States. Contour was a national provider of medical and surgical supplies. RCA owned approximately 65% of Contour prior to the RCA Acquisition. The Company issued approximately 7.6 million shares of its common stock valued at $122.0 million (based upon the average closing price of the Company's common stock for 20 business days prior to the acquisition closing date) for all outstanding common stock and certain redeemable preferred shares of RCA. In addition, the Company issued approximately 1.9 million shares of its common stock valued at $27.6 million for the minority interest in Contour's common stock. The Company also issued 298,334 shares of its Series B Convertible preferred stock, which were subsequently converted into 287,892 shares of the Company's common stock in exchange for the outstanding shares of RCA's Series F preferred stock. The Company assumed approximately $170.4 million of RCA indebtedness.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The RCA Acquisition was accounted for as a purchase with $229.9 million of goodwill recorded in connection with the transaction. Property, plant and equipment was recorded at fair value, and favorable and unfavorable lease intangibles were identified. The results of operations of RCA and Contour have been included in the consolidated statements of losses from the acquisition date. In connection with the purchase, the Company recorded purchase liabilities including approximately $2.4 million for severance and related costs and $1.4 million for costs associated with the shut down of certain administrative facilities. During 1998, the Company paid approximately $1.7 million and $0.3 million for severance and related items and the shut down of certain facilities in connection with the purchase, respectively. During 1999, the Company paid approximately $0.7 million and $1.1 million for severance-related items and the shut down of certain facilities in connection with the purchase, respectively.

     In addition, during 1998, the Company acquired from various third parties the net ownership of, leasehold rights to or the management contracts of two long-term care facilities in the United States and 15 long-term care facilities in the United Kingdom. Also, during the year ended December 31, 1998, the Company acquired nine pharmacies in the United States.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                              December 31, 2000      December 31, 1999
                                                                               (in thousands)          (in thousands)
                                                                            ----------------------  ---------------------
       Land................................................................            $   22,311              $  40,486
       Buildings and improvements..........................................                69,804                177,951
       Leasehold improvements..............................................                57,785                 50,498
       Equipment...........................................................               124,639                140,013
       Construction in progress............................................                19,341                 46,549
       Assets held under capital leases....................................                   964                 49,587
                                                                            ----------------------  ---------------------

         Total.............................................................               294,844                505,084
       Less accumulated depreciation.......................................             (113,998)               (49,961)
       Less accumulated amortization on assets held under capital leases...                 (561)                (8,947)
                                                                            ----------------------  ---------------------

         Property and equipment, net.......................................            $  180,285              $ 446,176
                                                                            ======================  =====================

     Amortization of assets held under capital lease agreements of $0.6 million, $3.5 million and $6.1 million in 2000, 1999 and 1998, respectively, was recorded in depreciation and amortization expense in the Company's consolidated statements of losses.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(7)      IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

(A)      IMPAIRMENT OF LONG-LIVED ASSETS

     The Balanced Budget Act of 1997 established, among other things, a new Medicare PPS for skilled nursing facilities. PPS became effective for the Company's facilities acquired from RCA on July 1, 1998, and for the Company's remaining facilities on January 1, 1999. The Company's revenues from its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and Pharmaceutical and Medical Supply Services Division were significantly and adversely impacted by the reduction of the federally established reimbursement rates. In the first quarter of 1999, the Company became aware that these reductions were expected to have a material adverse impact on net revenues in 1999 and the decline was other than temporary. This analysis served as an indication to the Company that the carrying values of the long-lived assets of Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and Pharmaceutical and Medical Supply Services Division were impaired.

     As events warrant, the Company evaluates if its facilities are impaired through the review of historical results, creation of future projected cash flows and awareness of the future reimbursement and regulatory environment in which the Company operates. During the fourth quarter of 2000, the Company identified several factors that adversely impacted the future projections of net operating income (loss) and net cash flows for certain facilities, primarily in the Inpatient Services division of the Company. These factors were (i) the continuation of the tight labor market that increased the Company's use of contract and temporary staffing; (ii) additional regulatory pressures within the healthcare industry including new laws in California that specify the labor dollars spent on patient care and increased the operating costs at a significant number of the Company's facilities; and (iii) additional staffing and other overhead within the Company's long-term care division to respond to survey results. During 2000, the Inpatient Services Division, which operates long-term care facilities, recognized an impairment of $189.3 million related to 141 of the 303 facilities it operates in the United States. The impairment was caused primarily due to the decrease of revenues as compared with profitability projections for each facility.

     During the second quarter of 1999, the Company revised its projections of future cash flows for its various business units due to the fact that actual operating results were below expectations. The significant write-down of goodwill and other long-lived assets is the result of lower cash flows experienced by the Company due to the continued adverse impact of PPS on the level of Medicare reimbursement and occupancy and the demand for the Company's rehabilitation and respiratory therapy and pharmaceutical and medical supply services. Additionally, certain of the United Kingdom facilities had not achieved profitability targets established upon their acquisition. During 1999, the Company sold 11 long-term care facilities in the United Kingdom for approximately $38.6 million in cash and leased the 11 facilities back under twelve-year lease terms.

     In the fourth quarter of 1998, due to the implementation of the Balanced Budget Act of 1997, a new Medicare PPS for skilled nursing facilities was established. PPS was implemented on July 1, 1998 at the facilities acquired during the RCA Acquisition in 1997. Management determined that the anticipated reductions in revenue related to PPS would have a material adverse impact on the 1999 net revenues of the Company and that the decline would not be temporary. This determination was an indication that the carrying values of the assets of its Inpatient Services Division, its Rehabilitation and Respiratory Therapy Services Division and its Pharmaceutical and Medical Supply Services Division would be greater than the expected undiscounted future cash flows of those divisions. The Company recognized an impairment charge of $397.5 million for the year ended December 31, 1998.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The following is a summary of the impairment loss by segment for the years ended December 31 (in thousands):

                                                                            PROPERTY
                                                                               AND            OTHER
                                                             GOODWILL       EQUIPMENT         ASSETS           TOTAL
                                                             --------       ---------         ------           -----
2000:
Inpatient Services...................................         $130,148        $  58,712         $   448       $ 189,308
Pharmaceuticals and Medical Supply Services..........                -               42               -              42
Other Operations.....................................            1,000              953              13           1,966
                                                          -------------  ---------------  --------------  --------------
                                                             $ 131,148        $  59,707         $   461       $ 191,316
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
                                                           =============  ===============  ==============  ==============

                                                                            PROPERTY
                                                                              AND             OTHER
                                                             GOODWILL       EQUIPMENT         ASSETS           TOTA
                                                             --------       ---------         ------           -----
1998:
Inpatient Services...................................         $223,241        $  55,736        $ 14,168       $ 293,145
Rehabilitation and Respiratory Therapy...............           36,734               60           4,216          41,010
Pharmaceuticals and Medical Supply Services..........            2,784              233              31           3,048
International Operations.............................           26,520           10,151               -          36,671
Other Operations.....................................           23,590               28               -          23,618
                                                          -------------  ---------------  --------------  --------------
                                                             $ 312,869        $ 66,208        $ 18,415        $ 397,492
                                                          =============  ===============  ==============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(B)      ASSETS HELD FOR SALE

     SFAS 121 requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

     During the 12 months ended December 31, 2000, the Company divested 49 skilled nursing facilities and 20 assisted living facilities. The net revenues and net operating losses for the twelve months ended December 31, 2000 for these 69 facilities were approximately $132.3 million and $9.0 million, respectively. The aggregate net loss on disposal during the 12 months ended December 31, 2000 for these divestitures was approximately $1.7 million recorded in (gain) loss on sale of assets, net, and $21.1 million which was included in reorganization costs, net, in the Company's 2000 consolidated statements of losses. In 2000, the Company decided not to divest 23 skilled nursing facilities and 6 outpatient rehabilitation facilities. A reversal of approximately $34.8 million was recorded in reorganization costs, net, in the Company's 2000 consolidated statement of losses.

     As of December 31, 2000, the Company had identified 35 skilled nursing facilities with 4, 071 licensed beds and 5 parcels of land acquired in the sale of assisted living facilities during 1999 and early 2000 for disposal. The Company had previously recorded losses of $29.9 million on certain of these assets. The net revenues and aggregate net operating losses for the twelve months ended December 31, 2000 for the 35 skilled nursing facilities were $
150.1 million and $ 4.8 million, respectively. The book value of the land parcels is approximately $ 7.9 million.

     Of the 20 assisted living facilities identified above, the Company sold 16 assisted living facilities for a total consideration of $67.3 million. The cash consideration received was approximately $1.2 million, and the Company received a note receivable of approximately $0.5 million. In addition, the aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $65.6 million. The Company previously recorded the anticipated loss on the sale of approximately $71.4 million in 1999. During 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal of the loss is recorded in gain on sale of assets in the Company's consolidated statements of losses. During 2000, the Company divested 4 assisted living facilities. No material cash consideration was received for these facilities, but the Company was released from approximately $6.9 million of aggregate debt. The Company recorded a gain of $4.9 million, net, in gain on sale of assets in the Company's 2000 consolidated statement of losses. In addition, the Company transferred its two remaining assisted living facilities from its Other Operations segment to its Inpatient Services segment. In December 2000, the Company sold a parcel of land for cash consideration of approximately $1.4 million. The land was received in the sale of the assisted living facilities.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     During the first quarter of 2000, the Company began soliciting offers to purchase its international operations. The Company recorded a loss of approximately $168.6 million in 2000 to reduce the carrying value of its international operations to the Company's estimate of selling value less selling costs. The charge was recorded in reorganization costs, net, in the Company's 2000 consolidated statement of losses. See "Note 2 - Petitions for Reorganization under Chapter 11."

     The Company's operations in Australia were placed in receivorship in 2000 because their financial results were below certain financial covenants of their debt agreements, which resulted in a default under those agreements. The Company's operations in Spain were sold for approximately $7.6 million in October 2000. The Company also sold 18 pharmacies in the United Kingdom for approximately $14.4 million in 2000.

     In 2000, the Company began pursuing the disposition of certain non-core businesses, including its respiratory therapy business. The Company recorded a loss of approximately $6.3 million in 2000 to reduce the carrying value of its respiratory therapy business to the Company's estimate of selling value less selling costs. The charges were recorded in reorganization costs, net, in the Company's consolidated statements of losses. No purchase agreement has been negotiated for this business, and the Company cannot predict when, or if, this business will be sold. See "Note 2 - Petitions for Reorganization under Chapter 11."

     In December 2000, the Company entered into agreements to divest its operations in the United Kingdom and Germany. The sale of the United Kingdom facilities, consisting of 146 inpatient facilities with 8,326 licensed beds, was completed in January 2001. No material cash consideration was received for these operations, but the Company was released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon the sale. The sale of the German operations has not been completed as of March 30, 2001, and there can be no assurance that the Company will successfully divest its operations in Germany.

     Included in the Other Operations Division is the corporate management division of the Company. Based on an overall reduction in the demand for the Company's services and long-term care facilities, the Company concluded that it will sell a portion of its headquarters campus and recorded a loss on assets held for sale of $26.6 million in 2000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     During 2000, the Company decided to sell its medical supplies operations, SunChoice. The Company recorded a loss of approximately $59.4 million to reduce the carrying value of its medical supplies operations to the Company's estimate of the selling value less selling costs. The charge was recorded in reorganization costs, net, in the Company's 2000 consolidated statement of losses. In January 2001, the Company sold the assets of SunChoice, to Medline Industries, Inc. ("Medline"). The Company received proceeds of $16.6 million in exchange for the SunChoice assets, including the SunChoice account receivables. In the event that Medline collects less from the SunChoice accounts receivable by July 2001 than it paid to the Company for the receivables, the Company must pay the deficiency to Medline. Therefore, it is possible that the Company would need to repay Medline a portion of the SunChoice purchase price. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 10(b) - Commitments and Contingencies".

     During the fourth quarter of 1999, the Company divested its hospice operations in the United States. The Company received cash consideration of approximately $0.2 million from this transaction. The aggregate net revenues of the hospice operations were approximately $7.5 million and $9.6 million in 1999 and 1998, respectively. The aggregate net losses before management charges of the hospice operation were approximately $1.8 million and $2.2 million in 1999 and 1998, respectively. The loss on this transaction was approximately $7.2 million.

     In October 1999, the Company entered into an agreement to divest certain of its assisted living facilities in the United States. In December 1999, the Company divested eight assisted living facilities in which it had held a ten-percent equity interest. The Company managed these eight facilities until divesting them in December 1999. The cash consideration received from this transaction was approximately $3.7 million. In addition, the Company received parcels of land valued at approximately $9.2 million in this transaction. The aggregate net loss on this transaction was approximately $31.2 million of which approximately $15.8 million and $15.4 million was recorded in loss on sale of assets, net, in 1999 and 1998, respectively.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     During 1999, 11 skilled nursing facility leases expired and were not renewed. The aggregate net revenues of these facilities were approximately $13.4 million and $25.9 million in 1999 and 1998, respectively. The aggregate net operating losses before management charges of these facilities were approximately $0.1 million and $0.2 million in 1999 and 1998, respectively. The Company recorded an aggregate net loss of approximately $3.8 million primarily related to the write-off of the carrying amount of the related building and leasehold improvements, equipment and goodwill.

     During 1999, through mutual agreements with the lessors, the Company terminated 35 skilled nursing facility leases. The Company recorded an aggregate net loss of approximately $5.8 million, primarily related to the write-off of the carrying amount of building and leasehold improvements, equipment and goodwill. The aggregate net revenues of these facilities were approximately $71.6 million and $105.3 million in 1999 and 1998, respectively. The aggregate net operating losses before management charges of these facilities were approximately $12.2 million and $3.7 million in 1999 and 1998, respectively.

     In addition during December 1999, the Company sold a majority interest in four assisted living facilities housed on three campuses, one of which included a skilled nursing facility. The Company managed these facilities on behalf of the purchaser during the first quarter of 2000. The cash consideration received from this transaction was approximately $0.4 million. The Company also obtained a note receivable of approximately $1.0 million from the purchaser. The aggregate debt, capital leases, notes payable and other liabilities assumed by the purchaser totaled approximately $21.0 million. The aggregate net loss on this transaction was approximately $37.2 million of which approximately $9.1 million and $28.1 million was recorded to loss on assets held for sale, net, in 1999 and 1998, respectively.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     During 1998, certain leases were not renewed. In connection with these lease terminations, the Company recorded a loss of $25.6 million in 1998 related primarily to the carrying amount of building improvements, equipment and goodwill related to the facilities. The results of operations of these facilities are not material.

     In May 1997, the Company announced its intent to sell and divest of its outpatient rehabilitation clinics in the United States and Canada. The carrying amount of the assets held for sale was $11.6 million and $22.5 million as of December 31, 1998 and 1997, respectively. The Company completed the sales of the United States rehabilitation clinics and a portion of the Canadian clinics during 1998. The remaining Canadian clinics were sold in March 1999. The Company recorded losses of approximately $2.0 million and $11.4 million during 1999 and 1998, respectively, in order to reduce the carrying value of the Canadian operations to fair value based on revised estimates of selling value less costs to sell. The results of operations of these businesses are not material.

     The following is a summary of the carrying amounts of assets held for sale at December 31, 2000 and 1999 and the loss on sales of assets and assets held for sale, net, for the years ended December 31, 2000, 1999 and 1998. The loss on sales of assets recorded subsequent to the Company's chapter 11 filings in the years ended December 31, 2000 and 1999 includes approximately $310.1 and $7.1 million, respectively, recorded as reorganization cost in the Company's consolidated statements of losses.

                                                                        CARRYING AMOUNT
                                                                       2000         1999
                                                                       ----        ----
       Assisted living facilities...............................    $       -      $ 67,116
       Rehabilitation hospitals and other inpatient facilities..            -             -
       International operations.................................      138,775             -
       Other non-core businesses................................       17,567         3,493
                                                                 -------------  ------------
         Total..................................................    $ 156,342      $ 70,609
                                                                 =============  ============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

                                                                                   LOSS AMOUNT
                                                                       2000           1999           1998
                                                                       ----           ----           ----
       Assisted living facilities...............................    $ (7,979)       $ 41,667       $ 97,298
       Rehabilitation hospitals and other inpatient facilities..       35,430         15,132         95,367
       International operations.................................      168,609              -              -
       Other non-core businesses................................       92,600         28,959         13,540
                                                                 -------------  -------------  -------------
         Total..................................................    $ 288,660       $ 85,758      $ 206,205
                                                                 =============  =============  =============

(8)  DEBTOR-IN-POSSESSION FINANCING

     Interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 0.25% or the London Interbank Borrowing Offered Rate ("LIBOR") plus 2.75% and is payable in arrears on each Interest Payment Date. The one-month LIBOR was approximately 6.6% at December 31, 2000 and 5.8% at December 31, 1999. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 2.0% and is payable daily. The ABR was approximately 9.4% and 8.6% at December 31, 2000 and 1999, respectively.

     The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each to the other Company debtors pursuant to the agreement. Under the terms of the agreement, the obligations of the DIP Lenders under the agreement (the "DIP Obligations") constitute allowed super-priority administrative expense claims pursuant to Section 364(c) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral in which such creditors had valid non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders, which are available from the Bankruptcy Court, for a more complete description of the terms.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The Company's DIP Financing Agreement contains customary representations, warranties and covenants of the Company Lenders as well as certain financial covenants relating to minimum earnings before income taxes, depreciation and amortization (EBITDA), maximum capital expenditures and minimum patient census. The breach of any such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the DIP Financing Agreement or the exercise of remedies by the DIP Lenders, either of which occurrence could materially impair the ability of the Company to successfully reorganize in chapter 11.

     At December 31, 2000, approximately $138.7 million was available under the DIP Financing Agreement of which the Company had borrowed $67.0 and had issued letters of credit of approximately $34.7 million. At December 31, 1999, approximately $140.5 million was available under the DIP Financing Agreements of which the Company had borrowed $12.1 million and had issued letters of credit outstanding of approximately $7.9 million. Peak borrowings under the agreement during 2000 and 1999 were $86.1 and $56.7 million, respectively, with an effective interest rate during 2000 and 1999 of approximately 9.4% and 8.8%, respectively.

     The DIP Financing Agreement provides that the Company must comply with certain financial covenants which include a limitation on capital expenditures and a minimum amount on the last day of each month of EBITDA. The following is a brief summary of the limitations on capital expenditures and the minimum specified month end requirement for EBITDA.

     Capital Expenditures Aggregate Limitations on Corporate Headquarters:

     $  6,000,000               During each fiscal year until maturity

     Capital Expenditures on Domestic Healthcare Facilities:

     $  49,300,000              During each fiscal year until maturity


     Minimum cumulative EBITDA at month end for preceding continuous six month period:

         January           2001                      28,700,000
         February                                    31,300,000
         March                                       34,000,000
         April                                       36,700,000
         May                                         39,300,000
         June                                        42,000,000

     It would be an event of default if cumulative EBITDA for any continuous six-month period beginning with or after July 2001 is less than $42,000,000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The Company believes that it will have sufficient liquidity to meet its operational needs for the next 12 months assuming that (i) the Company is successful in amending the DIP Financing Agreement and maintains its ability to borrow under the DIP Financing Agreement until emergence from bankruptcy, (ii) if the Company has not emerged from bankruptcy by September 30, 2001 that it is able to extend the DIP Financing Agreement or enter into a new DIP financing agreement under substantially similar terms, and (iii) the Company does not experience any material and adverse decrease in its results of operations. This is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to a number of factors, including, but not limited to, the Company's ability to divest unprofitable facilities, operate its business consistent with plan, comply with the covenants of the DIP Financing Agreement, negotiate a Plan of Reorganization and emerge from bankruptcy, and negotiate an acceptable global settlement with the federal government.

(9) LONG-TERM DEBT

     As a result of the chapter 11 filing, substantially all short and long-term debt at the Filing Date were classified as "liabilities subject to compromise" in the Company's consolidated balance sheets in accordance with SOP 90-7. No principal has been paid or interest accrued on prepetition obligations since the Filing Date, except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     Long-term debt at December 31 consisted of the following (in thousands):

                                                                                                  2000                 1999
                                                                                                  ----                 ----
Senior Credit Facility:
   Revolving Credit Facility (see below)................................................      $   433,319 (1)       $  427,271  (1)
   Credit Facility Term Loans (see below)...............................................          358,981 (1)          358,981  (1)
9 1/2% Senior Subordinated Notes due 2007...............................................          250,000 (1)          250,000  (1)
9 3/8% Senior Subordinated Notes due 2008...............................................          150,000 (1)          150,000  (1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum................           83,300 (1)           83,300  (1)
DIP Financing Agreement.................................................................           67,027               12,126
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0%
  to 11.4%, collateralized by various facilities........................................           53,517 (2)           63,578  (2)
Mortgage notes payable in pounds sterling due at various dates in 2015 and 2016, interest at 9.5 % per annum, collateralized by various facilities in the United
  Kingdom...............................................................................           31,354                4,795
Mortgage notes payable in Australian dollars due at various dates through 2001,
  interest from 7.6 % to 8.04% collateralized by various facilities in Australia........           12,980               13,841
Industrial Revenue Bonds................................................................            8,785 (3)           63,660  (3)
Mortgage notes payable in German marks due at various dates through 2003, interest at
  rates from 6.3% to 6.8%, collateralized by various facilities in Germany..............            7,978                6,899
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum.......................            6,161 (1)            6,161  (1)
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum..............            1,382 (1)            1,382  (1)
Mortgage notes payable in Spanish pesetas due at various dates through 2017, interest
  at rates from 5.0% to 14.0%, collateralized by various facilities in Spain............                -               13,977
Revolving lines of credit with a bank due at various dates through 2000, payable in pounds sterling, interest rates of 6.4% and variable rates from 1.0% to 3.0% over the
  Finance House Base Rate, collateralized by the assets of various facilities...........                -                4,901
Other long-term debt....................................................................           29,427 (4)           41,604  (4)
                                                                                             -----------------     ----------------
Total long-term debt....................................................................        1,494,211            1,502,476
Less long-term debt subject to compromise...............................................      (1,353,961)          (1,356,935)
Less amounts due within one year........................................................         (86,039)             (44,776)
                                                                                             -----------------     ----------------
Long-term debt, net of current portion..................................................      $    54,211           $  100,765
                                                                                             =================     ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     Long-term debt at December 31, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt, of which approximately $85.4 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to December 31, 2000 and the Company's foreign debt obligations.

     Long-term debt at December 31, 1999 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt, of which approximately $55.3 million was assumed subsequent to December 31, 1999 by the purchaser in a Bankruptcy Court approved sales transaction and the Company's foreign debt obligations.

(1)  Classified  as  "liabilities   subject  to  compromise"  in  the  Company's
     consolidated balance sheets as of December 31, 2000 and December 31, 1999.

(2) Approximately $46,214 and $47,703 are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2000 and December 31, 1999, respectively.

(3) Approximately $8,620 and $10,935 are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2000 and December 31, 1999, respectively.

(4) Approximately $15,984 and $21,200 are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2000 and December 31, 1999, respectively.

     The scheduled maturities of long-term debt, (not including that which is subject to compromise) as of December 31, 2000 is as follows (in thousands):

2001...........................................         $      86,039
2002...........................................                13,744
2003...........................................                25,014
2004...........................................                   848
2005...........................................                 5,474
Thereafter.....................................                 9,131
                                                ----------------------
                                                        $     140,250
                                                ======================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     In October 1997, the Company entered into a credit agreement with certain lenders, certain co-agents and NationsBank of Texas, N.A., as administrative lender, to replace the Company's prior revolving credit facility. On October 30, 1998, the Company entered into a fourth amendment to the credit agreement (the "Senior Credit Facility"). The Senior Credit Facility initially provided for borrowings by the Company of up to $1,200.0 million consisting of $500.0 million in a revolving credit facility which borrowings bear interest at the prevailing prime rate plus 0.0% to 1.0% or the LIBOR rate plus 0.75% to 2.50%, and $700.0 million in term loans which bear interest at the prevailing prime rate plus 0% to 1.5%. In May 1998, the Company permanently reduced the Senior Credit Facility Term Loans by $300.0 million with a portion of the net proceeds from the offerings of the 7% Convertible Trust Issued Preferred Securities (see "Note 14 - Convertible Trust Issued Preferred Securities") and the 9 3/8% Notes. As a result of the paydown, the Company recorded an extraordinary loss of approximately $10.3 million, net of income tax benefit of approximately $3.7 million.

     Prior to the RCA Acquisition, RCA entered into a Revolving Line of Credit Agreement ("RCA Line of Credit") with Healthcare Financial Partners ("HCFP") that provided for borrowings by RCA of up to $15.0 million with interest at the prevailing prime rate plus 1% to 2% (9.75% at December 31, 1998) and maturity in 2001. The RCA Line of Credit was paid off during October 1999.

     The Company had approximately $31.9 million of mortgages with Meditrust (certain Mortgage Notes) as of December 31, 1998, that contain less restrictive covenants and include cross-default provisions with all other mortgages and leases also financed by Meditrust. The Meditrust mortgages were in non-compliance as of December 31, 1998, because the Company did not meet the fixed charge ratio of at least 1.25 to 1. Because the Company was in non-compliance with the terms of the mortgages, the amounts owed under the mortgages were classified as a current liability as of December 31, 1998. The Company also had 36 facility leases with Meditrust which are in default due to cross-default provisions with the Meditrust mortgages and leases.

(10) COMMITMENTS AND CONTINGENCIES

(A)      PREPETITION ACCOUNTS RECEIVABLE

     In certain instances, the collection of amounts due from non-affiliated facilities for therapy ancillary services provided to them by the Company has slowed because payment is primarily dependent upon such facilities' receipt of payment from fiscal intermediaries. In addition, fiscal intermediaries of long-term care facilities acquired by the Company are changed to the Company's fiscal intermediary, resulting in temporary delays in the timing of third-party payments. Pursuant to an agreement between the Company and the Department of Health and Human Services ("HHS"), all Medicare payments due to the Company for services rendered prior to October 14, 1999 (pre-bankruptcy), and not previously paid to the Company, will be withheld until the confirmation of a plan of reorganization. At such time, the Company could file a motion in the Bankruptcy Court seeking an adjudication of such funds if the Company believes that such funds exceed the claims that HHS has against the Company. As of February 29, 2000, the Company estimated that it had net Medicare accounts receivable of approximately $80.1 million that were being withheld by HHS pursuant to this agreement. It is unlikely that the Company will recover any of these receivables. Payment of amounts due to the Company by HHS for services provided on or after October 14, 1999 (post-bankruptcy) is largely unaffected by the Company's bankruptcy filings. However, if it is determined that there is a pre-bankruptcy overpayment to the Company that is subject to offset against post-bankruptcy payments due to the Company or previously made to the Company, HHS may seek to have such payments treated as an administrative expense claim and withhold such amounts if not already paid. If the amounts have been previously paid to the Company, the Company would have to return such funds to HHS upon the occurrence of certain events, including the confirmation of a plan of reorganization. The amount of such repayment, if any, is not known at this time.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(B)      ACCOUNTS RECEIVABLE

     The sale of the assets of the Company's medical supplies operations, SunChoice, to Medline included SunChoice's accounts receivable of $4.7 million. The purchase agreement stipulates that in the event that Medline collects less from the SunChoice accounts receivable by July 2001 than it paid to the Company for the receivables, the Company would be required to repay Medline a portion of the SunChoice purchase price. Management believes it is unlikely that Medline will not collect the value of the accounts receivable included in the purchase price. If this occurs, the Company would have to pay Medline the difference. At this time the Company estimates that any reimbursement to Medline would be less than $2.0 million.

(C)      LEASE COMMITMENTS

     The Company leases real estate and equipment under cancelable and noncancelable agreements. Under the Bankruptcy Code, the Company may elect to assume or reject executory contracts, including lease agreements subject to Bankruptcy Court approval. As of December 31, 2000, the Company had rejected approximately $13.0 million in equipment lease agreements and approximately $317.6 million in inpatient real estate lease agreements since the Filing Date. Future minimum lease payments under noncancelable leases as of December 31 are as follows (in thousands):

                                                                                CAPITAL            OPERATING
                                                                                LEASES              LEASES
                                                                                 ------              ------


2001......................................................................       $    7,778        $    149,111
2002......................................................................            5,819             145,688
2003......................................................................            5,387             142,106
2004......................................................................            5,390             134,172
2005......................................................................            5,012             121,733
Thereafter................................................................           61,990             393,291
                                                                            -----------------   -----------------
Total minimum lease payments..............................................           91,376         $ 1,086,101
                                                                                                =================
Less amount representing interest.........................................           29,536
                                                                            -----------------
Present value of net minimum lease payments under capital leases..........       $   61,840
                                                                            =================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     Rent expense under operating leases totaled approximately $237.6 million $267.5 million, and $251.3 million in 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company leased or subleased seven facilities from affiliates of a director of the Company, which are included in the information above. The aggregate lease expense for these seven facilities was approximately $2.5 million, $2.4 million and $2.7 million in 2000, 1999 and 1998, respectively. Future minimum lease commitments related to the facilities the Company leases from affiliates of the director total approximately $2.5 million at December 31, 2000. The Company's management believes the terms of all the foregoing leases are as favorable to the Company as those that could have been obtained from non-related parties.

     As of December 31, 2000 and 1999, the Company was not in compliance with financial covenants contained in master lease agreements for 96 long-term care facilities in the United States and the United Kingdom. The Company was also in cross-default on leases of 14 of its long-term care facilities in the United States. As a result, the lessors under the master lease agreements have certain rights, including the right to require that the Company relinquish the leased facilities. The ability to exercise these rights under the master lease agreement in the United States is subject to the jurisdiction of the Bankruptcy Court.

(D)      INSURANCE

     In the past, the Company has insured certain risks, including general and professional liability and workers' compensation through the use of self-insurance, retrospectively rated premium, high deductible and other hybrid policies which varied by the states in which the Company operated. The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. In the recent past, these carriers paid substantially more to third parties under the policies than the Company paid in premiums, which the Company believes was prevalent throughout the nursing home industry. Consequently, several major insurance companies no longer provide this type of coverage to long-term care providers.

     In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. The aggregate annual loss exposure with respect to the general and professional liability policies was unlimited in 1999 and $8.0 million in 1998. In 2000 and 2001, there was an unlimited aggregate loss exposure under the per claim retention on these types of claims. An actuarial analysis determined the expected losses under this retention level to be approximately $36.0 million and $33.0 million in 2000 and 2001, respectively. Annual reviews of the actuarial determinations are performed to determine variations from this expected loss amount, and any adjustments are made to the reserve at that time. Provisions for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses, are provided on an undiscounted basis in the period that the event occurred. The reserve for such risks is approximately $32.9 million and $22.8 million as of December 31, 2000 and 1999, respectively. Provisions for such risks were approximately $35.3 million, $23.9 million and $14.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in operating expenses and corporate general and administrative expenses. The Company pre-funded the trust $20.0 million in 2000.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     For the years ended December 31, 1999 and 1998, the workers' compensation insurance was a guaranteed cost program, and thus, after payment of the premium in those years, risk was fully transferred to the third party insurance carrier. Subsequent to December 31, 1999, the Company purchased workers' compensation insurance for all states, except Washington, Ohio, and West Virginia where the Company is required to subscribe to those state and/or self-insured programs. The 2001 and 2000 policies provide coverage above $250,000 per claim. An actuarial analysis of losses at this retention amount was completed. The expected losses were funded on a quarterly basis in full during 2000 and are expected to be funded on a quarterly basis during 2001. Total undiscounted expected losses and costs under this retention level were determined to be approximately $32.0 million as of December 31, 2000. For years prior to 1998 in which the Company carried various forms of workers' compensation insurance, aggregate losses are provided on a fully developed basis, including any incurred but not reported claims. The reserve for such workers' compensation risks is approximately $14.2 million and $25.9 million as of December 31, 2000 and 1999, respectively. Provisions for such risks totaled approximately $27.4 million, $30.9 million and $27.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in operating expenses and corporate general and administrative expenses. Cash paid for claims during 2000 was approximately $15.3 million.

(E)      CONSTRUCTION COMMITMENTS

     As of December 31, 2000, the Company had construction commitments under various contracts of approximately $1.0 million under various contracts in the United States. These items include contractual commitments to improve existing facilities and to develop, construct and complete a corporate office building and a long-term care facility. The Company's foreign operations did not have any construction commitments as of December 31, 2000.

(F)      LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business (see Note 18(a)).

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(11) INCOME TAXES

     Income tax expense (benefit) on losses before extraordinary loss consists of the following for the years ended December 31 (in thousands):

                                                                          2000             1999             1998
                                                                          ----             ----             ----
Current:
 Federal...........................................................        $     -        $ (4,913)        $ 10,009
 State.............................................................            256              120           6,470
 Foreign...........................................................              -               41           (323)
                                                                     ---------------   --------------   -------------
                                                                               256          (4,752)          16,156
                                                                     ---------------   --------------   -------------
Deferred:
 Federal...........................................................              -            4,076          19,653
 State.............................................................              -              837          19,926
 Foreign...........................................................              -                -         (2,158)
                                                                     ---------------   --------------   -------------
                                                                                 -            4,913          37,421
                                                                     ---------------   --------------   -------------
 Total.............................................................        $   256        $     161        $ 53,577
                                                                     ===============   ==============   =============

     Actual tax expense differs from the expected tax expense on losses before extraordinary loss which is computed by applying the U.S. Federal corporate income tax rate of 35% to losses before income taxes and extraordinary loss of the Company as follows for the years ended December 31 (in thousands):

                                                                            2000              1999             1998
                                                                            ----              ----             ----
Computed expected tax benefit.....................................    $     (190,909)       $ (381,254)     $ (241,445)
Adjustments in income taxes resulting from:
  Amortization of goodwill........................................              2,067             5,036           9,439
  Impairment loss.................................................             31,641            94,978          89,333
  Increase in valuation allowance.................................             88,889           311,708         115,478
  Loss on sale of subsidiary stock................................                  -                 -           4,340
  Legal and regulatory matters....................................              3,261                 -           5,847
  Loss (loss reversal) on planned asset dispositions..............             81,257          (21,236)          59,714
  State income tax (benefit) expense, net of Federal income tax
    impact........................................................           (18,795)          (12,863)           4,044
  Other...........................................................              2,845             3,792           6,827
                                                                     ----------------  ----------------  --------------
                                                                      $           256       $       161       $  53,577
                                                                     ================  ================  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     Deferred tax assets (liabilities) were comprised of the following as of December 31 (in thousands):

                                                                                                  2000              1999
                                                                                                  ----              ----
         Accounts and notes receivable...............................................     $       72,679          $  78,117
         Accrued liabilities.........................................................             56,655             54,002
         Property and equipment......................................................             71,232            100,928
         Intangible assets...........................................................             69,120             76,938
         Carryforward of deductions limited by Internal Revenue Code
             Section 382.............................................................              6,250              6,250
         Write-down of assets held for sale..........................................             69,967             13,591
         Deferred income.............................................................              1,374              1,118
         Partnership investments.....................................................              4,229              5,505
         Alternative minimum tax credit..............................................              7,873              5,712
         Jobs and other tax credit carryforwards.....................................              6,517              6,075
         Capital loss carryforwards..................................................             19,272              4,127
         Federal net operating loss carryforwards....................................            162,061            126,844
         State net operating loss carryforwards......................................             44,570             25,609
         United Kingdom trading loss carryforwards...................................             14,846             12,911
         United Kingdom capital loss carryforwards...................................              1,142              1,238
         Property and equipment attributable to United Kingdom operations............              3,851              4,175
         Other.......................................................................              4,323              4,157
                                                                                          ---------------   ----------------
                                                                                                 615,961            527,297
                                                                                          ---------------   ----------------
       Less valuation allowance:
         Federal.....................................................................          (492,472)          (420,215)
         State.......................................................................           (99,914)           (85,064)
         United Kingdom..............................................................           (21,854)           (20,072)
                                                                                          ---------------   ----------------
                                                                                               (614,240)          (525,351)
                                                                                          ---------------   ----------------
       Total deferred tax assets.....................................................              1,721              1,946
                                                                                          ---------------   ----------------
       Deferred tax liabilities:
         Changes in certain subsidiaries' methods of accounting for income taxes                 (1,721)            (1,936)
         Other.......................................................................                  -               (10)
                                                                                          ---------------   ----------------
                                                                                                 (1,721)            (1,946)
                                                                                          ---------------   ----------------
       Deferred taxes, net...........................................................      $           -     $            -
                                                                                          ===============   ================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The Company has Federal net operating loss ("NOL") carryforwards of $463.0 million with expiration dates from 2004 through 2020. Various subsidiaries have state NOL carryforwards totaling $933.1 million with expiration dates through the year 2020. In addition, the Company has capital loss carryforwards of $55.7 million, of which $5.1 million will expire in 2001 and $50.6 million will expire in 2004. The United Kingdom trading loss carryforwards of $49.5 million and the alternative minimum tax credit carryforwards of $7.9 million have no expiration dates. The $6.5 million of other tax credit carryforwards will expire in years 2001 through 2019. A compromise of debt resulting from an approved plan of reorganization is likely to result in a significant reduction in these tax loss and tax credit carryforwards. In addition, a change in ownership in an approved plan of reorganization could materially impact the Company's ability to utilize any remaining tax loss and tax credit carryforwards.

     In 2000 and 1999, the Company increased the valuation allowance by $88.9 million and $311.7 million, respectively, to fully reserve for deferred tax assets which may not be realized. The increase to the valuation allowance in 1999 included $32.5 million related to the deferred tax assets acquired in the RCA Acquisition. Tax benefits recognized in future periods attributable to the portions of the valuation allowance established in connection with purchase accounting for acquisitions (totaling $82.8 million) will be allocated to reduce goodwill recorded in connection with this acquisition.

(12) SUPPLEMENTARY INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

     Supplementary information for the consolidated statements of cash flows is set forth below for the years ended December 31 (in thousands):

                                                                             2000          1999         1998
                                                                             ----          ----         ----
Cash paid during the year ended December 31 for:
  Interest, net of $82, $1,124 and $1,792 capitalized during
  2000, 1999 and 1998, respectively..................................   $  29,826          $ 49,710    $ 143,850
  Income taxes paid (refunded).......................................     (3,022)          (47,974)       23,869

     The  Company's  acquisitions  during  2000,  1999  and  1998 involved  the following for the years ended December 31 (in thousands):

                                                                             2000           1999         1998
                                                                             ----           ----         ----

  Fair value of assets acquired.......................................  $  29,475           $  6,781    $ 578,333
  Liabilities assumed.................................................    (28,501)            (1,050)    (356,268)
  Fair value of stock and warrants issued.............................          -                  -    (161,424)
                                                                        ---------           --------    ---------
  Cash payments made, net of cash received from others................  $     974           $  5,731    $  60,641
                                                                        =========           ========    =========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31 are as follows (in thousands):

                                                           2000                            1999
                                                           ----                            ----
                                                         Carrying                         Carrying
                                                          Amount         Fair Value        Amount        Fair Value
                                                          ------         ----------        ------        ----------
Cash and cash equivalents..........................      $   37,589      $   37,589       $   25,047       $  25,047
Long-term debt including current portion and
  amounts subject to compromise:
  Practicable to estimate fair value...............       1,494,211         550,161        1,502,476         539,536
Convertible Trust Issued Preferred Securities (CTIPS)       296,101               -          322,978               -

     The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities and amounts subject to compromise, and the CTIPS was estimated based on quoted market prices and information received from an international investment banking firm that is experienced with such securities.

(14) CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% CTIPS with a liquidation amount of $25.00 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principal are irrevocably guaranteed by the Company. Sun may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, the Company exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS will continue to accrue.

     During 2000, approximately $26.9 million of CTIPS were converted into approximately 1.3 million shares of common stock. During 1999, $22.0 million of CTIPS were converted into approximately 1.1 million shares of common stock.

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's 2000 statement of losses excludes the dividends as the fair value of the dividends was immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(15) CAPITAL STOCK

(A)      COMMON STOCK REPURCHASE

     In 1999 and 1998, the Company repurchased 88,669 and 71,661 shares of its outstanding common stock at a cost of $0.4 million and $1.4 million, respectively. Certain executive officers of the Company delivered the shares to the Company, at the fair market value of the stock, in order to pay withholding taxes incurred upon the vesting of previously granted restricted stock.

(B)      STOCK OPTION PLANS

STOCK INCENTIVE PLANS

     The Company has stock incentive plans for certain employees, officers and consultants of the Company. Awards made under the plan may be in the form of stock options, stock appreciation rights, stock awards, performance share awards or other stock-based awards. A committee appointed by the Board of Directors determines the vesting schedule and the option price, which is generally not to be less than the fair market value per share of the Company's common stock at the date of grant. Options granted prior to March 1996 generally vest at the end of three years and expire ten years from the date of grant. Options granted during and after March 1996 generally vest ratably over three years and expire ten years from the date of grant.

     In May 1999, the Company offered holders of certain employee stock options the right to exchange outstanding stock options for new stock options. The new stock options cause the holders to receive fewer shares of the Company's common stock, but the exercise price for these new stock options is lower than the exercise price for the old stock options. These new stock options are subject to a three-year vesting schedule and are accounted for as variable options.

     As of December 31, 2000, options for 862,603 shares were outstanding, options for 544,436 shares were vested and no shares were available for future grant under the stock incentive plans. Exercise prices of the Company's outstanding stock options range from $1.06 to $24.00.

     In connection with the RCA Acquisition, the Company issued 948,772 Sun common stock options in exchange for outstanding RCA and Contour stock options. As of December 31, 1999 and 1998, options for 6,562 and 349,852 shares, respectively, were outstanding and vested. Exercise prices of these outstanding stock options range from $7.85 to $19.34 per share. As of December 31, 2000 all RCA and Contour stock options for shares expired.

     No restricted stock awards were made in 2000 or 1999. The related compensation expense associated with these awards was recognized ratably over the vesting period of four to five years.

     During January 2000, all unvested restricted shares held by employees were cancelled and rescinded.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

DIRECTOR STOCK PLANS

     The Company had stock plans for nonemployee directors, which provided for grants of nonqualified options and stock awards. Between 1997 and 2000, nonemployee directors generally received an annual grant of options for 4,000 shares at a price not less than fair market value of the Company's common stock at the date of grant and an annual grant of 2,000 restricted stock awards. All awards vest ratably over the three succeeding annual meetings of stockholders and stock option awards expire ten years after the date of grant. No vesting occurred during 2000 and 1999 as annual meetings were not held during 2000 and 1999. Exercise prices of outstanding options to purchase shares of common stock range from $9.50 to $21.88. During the year ended 1998, the Company awarded 21,222 shares of restricted stock to nonemployee directors, which were expensed over the vesting period. No awards of restricted stock were made in 2000 or 1999. As of December 31, 2000, options for 93,000 shares were outstanding and options for 81,752 shares vested.

     The following is a summary of the status of the Company's Stock Incentive Plans, the Director Stock Plans and assumed option plans from acquisitions as of December 31, 2000, 1999 and 1998, and changes during the years ended (shares in thousands):

                                                2000                           1999                          1998
                                     ----------------------------  -----------------------------  ----------------------------
                                                    Weighted                       Weighted                      Weighted
                                                    Average                        Average                        Average
                                      Shares     Exercise Price     Shares      Exercise Price     Shares     Exercise Price
                                      ------     --------------     ------      --------------     ------     --------------
Outstanding at beginning of year        1,368              $9.00       4,748             $16.75       3,339            $16.90
Granted:
  Price equals fair value..........         -                  -         910               1.91       2,781             15.54
Exercised..........................         -                  -           -                  -        (37)             13.96
Cancelled..........................     (512)              10.14     (4,290)              15.92     (1,335)             14.44
                                     ---------                     ----------                     ----------

Outstanding at year-end............      856               8.25       1,368               9.00       4,748             16.75
                                     =========                     ==========                     ==========



Options exercisable at year-end           544              11.43         591              15.01       2,334             17.17
                                     =========                     ==========                     ==========



Options available for future grant     10,905                         10,393                          7,013
                                     =========                     ==========                     ==========

Weighted average fair value of
  options granted during the year         N/A                      $    1.00                      $    8.02
                                     =========                     ==========                     ==========

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     No options were granted in 2000. The fair value of each option granted in 1999 and 1998 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                          1999     1998
                                                                                          ----     ----
Expected Life (in years)..........................................................            4        4
Risk-free Interest Rate...........................................................          5.4%    5.5%
Expected Volatility...............................................................         76.0%   66.0%
Dividend Yield....................................................................             -        -

     Had compensation cost for the Company's 1999 and 1998 option grants been determined consistent with SFAS 123 (see Note 3, which describes that SFAS 123 establishes fair value as the measurement basis for stock-based awards), the Company's net losses and net losses per share for 2000, 1999 and 1998 would approximate the pro forma amounts below (in thousands, except per share data):

                                       2000                           1999                            1998
                           ---------------------------------------------------------------------------------------------
                            AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                            -----------      ---------     -----------      ---------     -----------      ---------
Net losses................    $ (545,711)     $ (547,039)   $(1,089,458)    $(1,091,129)    $ (753,693)     $ (759,169)
Net losses per share:
  Basic...................    $    (9.04)     $    (9.06)   $    (18.40)    $    (18.28)    $   (14.29)     $   (14.40)
  Diluted.................    $    (9.04)     $    (9.06)   $    (18.62)    $    (18.65)    $   (14.49)     $   (14.60)

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The following table summarizes information about stock options outstanding as of December 31, 2000 (shares in thousands):

                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISEABLE
                          ---------------------------------------   --------------------------------------------------------
                                              WEIGHTED AVERAGE          WEIGHTED                              WEIGHTED
                              NUMBER             REMAINING               AVERAGE            NUMBER            AVERAGE
RANGE OF EXERCISE PRICE    OUTSTANDING        CONTRACTUAL LIFE       EXERCISE PRICE        OUTSTANDING     EXERCISE PRICE
- -----------------------    -----------        ----------------       --------------        -----------     --------------
$   1.06 - $ 9.50........        508                7.86             $     2.47               223           $     3.87
   11.00 -  15.84........        136                4.08                  13.02               134                13.01
   16.44 -  19.44........        144                5.79                  17.59               119                17.73
   20.13 -  24.00........         68                5.35                  22.04                68                22.04
                          -----------                                                   ----------
                                 856                                                          544
                          ===========                                                   ==========

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

(D)      GRANTOR STOCK TRUST

     In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") for approximately $37.7 million. The Trust was created to fund future obligations under certain of the Company's benefit plans, including, but not limited to, stock option plans, a stock purchase plan, health insurance plans and employee compensation. The sale of the shares to the Trust was recorded as an increase in stockholders' equity with a corresponding reduction for the value of the shares held by the Trust. As stock is released from the Trust to satisfy certain employee compensation and benefit plans, the number and the related fair value of shares held by the Trust is reduced and stockholders' equity increases correspondingly. The Trust held 1,915,935 shares of the Company's common stock as of December 31, 2000 and 1999.

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

     The agreement in principle discussed in Note 2 provides for the cancellation of the Company's existing common stock, including the shares held by the Trust. Unless the plan of reorganization confirmed by the Bankruptcy Court provides that the Trust will hold the new equity to be issued pursuant to the plan of reorganization, the Trust will most likely be terminated. Upon the termination of the Trust, the debt it owes to the Company will be forgiven.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(16)  EARNINGS PER SHARE

     Diluted net earnings per share in periods of earnings is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings, if conversion of the securities is assumed, is adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the years ended December 31, 2000, 1999 and 1998, the Company's stock options and convertible debentures were anti-dilutive.

     Losses per share is calculated as follows for the years ended December 31 (in thousands, except per share data):

                                                                         2000              1999             1998
                                                                         ----              ----             ----
BASIC:
Losses before extraordinary loss and cumulative effect of
  change in accounting principle...............................      $  (545,711)    $ (1,076,642)      $ (743,419)
Extraordinary loss.............................................                 -                -         (10,274)
Cumulative effect of change in accounting principle............                 -         (12,816)                -
                                                                     --------------    -------------   -------------
Net losses.....................................................         (545,711)      (1,089,458)        (753,693)
                                                                     ==============    =============   =============
Weighted average shares outstanding............................            60,347           58,504           52,008
                                                                     ==============    =============   =============
Losses per share:
  Net losses before extraordinary loss and cumulative effect
    of change in accounting principle..........................      $     (9.04)    $     (18.40)      $   (14.29)
Extraordinary loss.............................................                 -                -           (0.20)
Cumulative effect of change in accounting principle............                 -           (0.22)                -
                                                                     --------------    ------------     ------------
  Net losses...................................................      $     (9.04)    $     (18.62)      $   (14.49)
                                                                     ==============    ============     ============
DILUTED:
Losses before extraordinary loss and cumulative effect of
  change in accounting principle used in basic calculation.....      $  (545,711)    $ (1,076,642)      $ (743,419)
Extraordinary loss.............................................                 -                -         (10,274)
Cumulative effect of change in accounting principle............                 -         (12,816)                -
                                                                  ----------------  ---------------  ---------------
Net losses.....................................................      $  (545,711)     $(1,089,458)      $ (753,693)
                                                                  ================  ===============  ===============
LOSSES PER SHARE:
  Losses before extraordinary loss and cumulative effect
    of change in accounting principle..........................      $     (9.04)     $    (18.40)      $   (14.29)
Extraordinary loss.............................................                 -                -           (0.20)
Cumulative effect of change in accounting principle............                 -           (0.22)                -
                                                                  ----------------  ---------------  ---------------
  Net losses...................................................      $     (9.04)     $    (18.62)      $   (14.49)
                                                                  ================  ===============  ===============

Weighted average shares used in basic calculation..............            60,347           58,504           52,008
                                                                  ----------------  ---------------  ---------------
Weighted average common and common equivalent shares
  outstanding used in dilutive calculation.....................            60,347           58,504           52,008
                                                                  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(17) PREFERRED STOCK PURCHASE RIGHTS

     On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of common stock. The Rights are currently not exercisable or transferable apart from the common stock and have no voting rights. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share. The Rights become exercisable ten business days following the date a person or group of affiliated persons acquires 15.0% or more of the Company's common stock or announces a tender or exchange offer which would result in the beneficial ownership by a person or group of affiliated persons of 15.0% or more of the Company's outstanding common stock. The Rights also become exercisable if any person, who is the beneficial owner of 15.0% or more of the Company's common stock as of the date of record, acquires an additional 1.0% or more of the Company's outstanding common stock. The Rights may be redeemed by the Company at a price of $.001 per Right before their expiration on June 2, 2005.

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

     The   agreement  in  principle   discussed  in  Note  2  provides  for  the
cancellation of the Company's existing common stock. Unless the plan of reorganization confirmed by the Bankruptcy Court provides for the continuation of the Rights with the equity to be issued pursuant to the plan of reorganization, the Rights will be cancelled along with the existing common stock.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     In May 1999, a former employee of SunBridge filed a proposed class action complaint against SunBridge in the Western District of Washington (the
"SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of SunDance filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases, except that the parties have agreed to conduct limited discovery. In September 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify their respective classes they seek to represent and an extension of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780.0 million in the SunDance Action and $242.0 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     The Company and certain of its subsidiaries are defendants in two QUI TAM lawsuits brought by private citizens in the United States District Court for the Eastern District of California alleging violations of the Federal False Claims Act. The plaintiffs allege that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to: (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs; and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of any one of these matters will not have a material adverse effect on the results of operations and financial condition of the Company. These lawsuits are currently stayed as a result of the Company's filing for Chapter 11 bankruptcy protection.

     The Company and certain of its subsidiaries are defendants in a QUI TAM lawsuit brought by a private citizen in the United States District Court of the Central District of California alleging violations of the Federal False Claims Act and a related wrongful termination. The plaintiff alleges that a home health agency operated by one of the Company s subsidiaries submitted bills for several years that were improper for various reasons, including bills for patients whose treatments had not been authorized by their physicians. The government intervened to the extent that the lawsuit alleges billing without obtaining proper and timely physician authorization but declined to intervene in the remainder of the lawsuit. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. This lawsuit is currently stayed as a result of the Company's filing for Chapter 11 bankruptcy protection.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

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

     Various government agencies and the Company have been having ongoing discussions and the Company expects to enter into a global settlement of these investigations. As part of such settlement, the DOJ and HCFA are seeking, among other things, (i) a monetary payment to the government, (ii) the Company's release of all claims for reimbursement against the government for services rendered prior to October 14, 1999, which is estimated to be approximately $80.1 million, of which amount the Company has agreed to the release of $17.1 million of claims related to divested facilities and (iii) a corporate integrity agreement between the Company and the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether a settlement, if any, or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of its business, including claims that its services have resulted in injury or death to the residents of its facilities. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. The Company believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

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

(19)  SUMMARIZED FINANCIAL INFORMATION

     The Company acquired Mediplex on June 23, 1994, and became a co-obligor with Mediplex with respect to the 6 1/2% Debentures and the 11 3/4% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                         AS OF DECEMBER 31
                                                                       2000            1999
                                                                       ----           ----
Current assets....................................................  $ 73,060         $  78,726
Noncurrent assets.................................................    76,668           145,922
Current liabilities...............................................     8,720             8,765
Noncurrent liabilities............................................    50,632            53,130
Due to parent.....................................................   231,487           291,150

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

                                                                                YEAR ENDED DECEMBER 31
                                                                  -------------------------------------------------
                                                                       2000             1999             1998
                                                                       ----             ----             ----
Net revenues...................................................   $  441,929       $   442,914       $  581,288
Costs and expenses.............................................    (438,707)         (426,418)        (546,833)
Impairment loss................................................            -          (46,779)        (147,990)
Loss on sale of assets, net....................................            -          (41,019)                -
Cumulative effect of change in accounting principle............            -           (2,520)                -
                                                                ---------------  ---------------   -------------
Earnings (losses) before intercompany charges and income taxes.        3,222          (73,822)        (113,535)
Intercompany charges (1).......................................     (15,939)          (94,759)         (75,376)
                                                                ---------------  ---------------   -------------
Losses before income taxes.....................................     (12,717)         (168,581)        (188,911)
Income tax benefit (expense)...................................            -              (32)            3,619
                                                                ---------------  ---------------   -------------
Net income (losses)............................................   $ (12,717)       $ (168,613)       $(185,292)
                                                                ===============  ===============   =============

(1) Through various intercompany agreements entered into by the Company and Mediplex, the Company provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. The Company charged Mediplex for management services totaling approximately $13.4 million, $14.9 million and $23.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Royalty fees charged to Mediplex for the years ended December 31, 1999 and 1998, for the use of the Company's trademarks were approximately $7.0 million and $10.8 million, respectively. The Company discontinued charging Mediplex for royalty fees as of December 31, 1999. Intercompany interest charged to Mediplex for the years ended December 31, 2000, 1999 and 1998, for advances from the Company was approximately $2.6 million, $72.9 million and $41.6 million, respectively. The Company discontinued charging Mediplex for interest during 2000 due to the chapter 11 filing.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflects unaudited quarterly financial data for fiscal years 2000 and 1999 (in thousands per share data):

                                                                            YEAR ENDED DECEMBER 31, 2000
                                                           -------------------------------------------------------------
                                                                 FIRST           SECOND           THIRD         FOURTH
                                                                QUARTER          QUARTER         QUARTER       QUARTER
                                                                -------          -------         -------       -------
Total net revenues........................................    $   637,992     $   620,954     $   607,722    $  592,260
                                                           ===============  ==============  ==============  ============
Losses before income taxes and cumulative effect of
  change in accounting principle..........................    $ (165,607)     $  (31,387)     $ (132,250)    $(216,214)
                                                           ===============  ==============  ==============  ============
Net losses before cumulative effect of change in
  accounting principle....................................    $ (165,661)     $  (31,445)     $ (132,360)    $(216,245)
                                                           ===============  ==============  ==============  ============

Cumulative effect of change in accounting principle.......    $         -     $         -     $         -    $        -
                                                           ===============  ==============  ==============  ============
Net  losses...............................................    $ (165,661)     $  (31,445)     $ (132,360)    $(216,245)
                                                           ===============  ==============  ==============  ============
Net losses per common and common equivalent share:
Net losses before  cumulative effect of change in
   accounting principle (1):
  Basic...................................................    $    (2.78)     $    (0.54)     $    (2.18)    $   (3.56)
                                                          ===============  ==============  ==============  ============
  Diluted.................................................    $    (2.78)     $    (0.54)     $    (2.18)    $   (3.56)
                                                          ===============  ==============  ==============  ============

Net losses (1):
  Basic...................................................     $   (2.78)      $   (0.54)      $   (2.18)     $  (3.56)
                                                          ===============  ==============  ==============  ============
  Diluted.................................................     $   (2.78)      $   (0.54)      $   (2.18)     $  (3.56)
                                                          ===============  ==============  ==============  ============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

                                                                              YEAR ENDED DECEMBER 31, 1999
                                                           -------------------------------------------------------------
                                                                FIRST           SECOND           THIRD         FOURTH
                                                               QUARTER          QUARTER         QUARTER       QUARTER
                                                               -------          -------         -------       -------
Total net revenues........................................    $   673,032     $   600,914     $   629,579   $   625,514
                                                           ===============  ==============  ==============  ============
Losses before income taxes and cumulative effect of
  change in accounting principle..........................    $  (98,529)     $ (588,597)     $ (236,763)   $ (152,592)
                                                           ===============  ==============  ==============  ============
Net losses before cumulative effect of change in
  accounting principle....................................    $  (99,421)     $ (588,597)     $ (236,856)   $ (151,768)
                                                           ===============  ==============  ==============  ============
Cumulative effect of change in accounting principle.......    $  (13,726)     $         -     $         -   $       910
                                                           ===============  ==============  ==============  ============
Net  losses...............................................    $ (113,147)     $ (588,597)     $ (236,856)   $ (150,858)
                                                           ===============  ==============  ==============  ============

Net losses per common and common equivalent share:
Net losses before  cumulative effect of change in
  accounting principle (1):
  Basic...................................................     $   (1.73)     $   (10.10)      $   (4.03)     $  (2.56)
                                                           ===============  ==============  ==============  ============
  Diluted.................................................     $   (1.73)     $   (10.10)      $   (4.03)     $  (2.56)
                                                           ===============  ==============  ==============  ============

Net losses (1):
  Basic...................................................     $   (1.96)     $   (10.10)      $   (4.03)     $  (2.54)
                                                           ===============  ==============  ==============  ============
  Diluted.................................................     $   (1.96)     $   (10.10)      $   (4.03)     $  (2.54)
                                                           ===============  ==============  ==============  ============
__________

(1) Earnings per share are computed independently for each of the quarters presented and therefore, may not sum to the totals for the year (see "Note 16 - Earnings Per Share").

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(21) SEGMENT INFORMATION

     The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, sub-acute and related ancillary care services to nursing home patients. In addition to services provided in the United States, the Company provided services in 2000, 1999 and 1998 to the United Kingdom, Spain, Germany and Australia.

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

     At December 31, 2000, the Company operated 303 long-term care facilities with 33,363 licensed beds as compared with 354 facilities with 39,867 licensed beds at December 31, 1999. At December 31, 2000, the Company had identified 35 facilities with 4,071 licensed beds for divestiture in 2001.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities.

     At December 31, 2000, this segment provided services to 942 facilities, 652 nonaffiliated and 290 affiliated, as compared to 1,531 facilities at December 31, 1999, of which 1,158 were nonaffiliated and 373 were affiliated.

     PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES: This segment is comprised of an institutional pharmaceutical company and a medical supply company. The pharmaceutical company provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. The medical supply company provides medical supplies primarily to long-term care and sub-acute care facilities. The Company is currently soliciting offers for its respiratory therapy services.

     This segment provided services to 1,520 facilities at December 31, 2000 compared with 2,507 facilities at December 31, 1999. Of the 1,520 facilities in 2000, 1,196 were nonaffiliated facilities and 324 were affiliated as compared to 1,805 nonaffiliated facilities and 702 affiliated facilities in 1999.

     INTERNATIONAL   OPERATIONS:   This  segment   consists  of  long-term  care
facilities in the United Kingdom and Germany. This segment also provides pharmaceutical services in the United Kingdom and Germany. The Company sold certain of the Canadian operations in 1998 and the remainder in the first quarter of 1999. During 2000, the Company sold 18 pharmacies in the United Kingdom and its operations in Spain.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     In June 2000, the Australian business division was placed in receivorship by its secured creditors. The Company no longer has management authority over the operating unit. At the time of receivorship, the Company held a 38.2% equity interest in Alpha Healthcare Limited, a publicly held acute care provider in Australia that operated 10 facilities with 629 licensed beds. The Company also operated 5 hospitals with 335 licensed beds in Australia. In February 2001, the operations in the United Kingdom were sold to a group comprised of certain former members of the Company's international senior management team.

     OTHER  OPERATIONS:   This  segment  includes   temporary  medical  staffing
services, assisted living services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

     The accounting policies of the segments are the same as those described in the Note 3 - "Summary of Significant Accounting and Financial Reporting Policies". The Company primarily evaluates segment performance based on profit or loss from operations after allocated expenses and before reorganization items, income taxes, extraordinary items and the cumulative effect of change in accounting principle. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intercompany charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. The Company accounts for intersegment sales and provision of services at estimated market prices.

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

                                DECEMBER 31, 2000

     The following tables summarize, for the years indicated, operating results and other financial information, by business segment (in thousands):

                                        REHABILITATION   PHARMACEUTICAL
                                             AND              AND
                                         RESPIRATORY        MEDICAL
                             INPATIENT     THERAPY          SUPPLY    INTERNATIONAL   OTHER                INTERSEGMENT
                             SERVICES     SERVICES         SERVICES    OPERATIONS   OPERATIONS  CORPORATE  ELIMINATIONS CONSOLIDATED
                             --------     --------         --------    ----------   ----------  ---------  ------------ ------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Total Net Revenues......... $1,718,178  $    204,367    $     299,897   $  265,501   $ 182,809    $  1,381   $(213,205)    2,458,928
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses  1,649,920        170,722          282,443      261,814     181,056      84,171    (213,074)    2,417,052
  on accounts receivable...
Depreciation and               20,192          3,023            5,931        2,502       4,010      10,354        (131)       45,881
  amortization.............
Interest, net..............    10,567            188               56       12,989       1,417       9,052            -       34,269
Dividends on Preferred
  Securities                        -              -                -            -           -           -            -            -
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Losses before corporate        37,499         30,434           11,467     (11,804)     (3,674)   (102,196)            -     (38,274)
  allocations..............
Corporate interest             24,443          8,946            9,799        7,902       6,602    (57,692)            -            -
  allocation...............
Corporate management fees..    42,395          5,097            7,116        1,815       4,406    (60,829)            -            -
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Net segment losses......... $(29,339)    $    16,391    $     (5,448)   $ (21,521)   $(14,682)   $  16,325   $        -   $ (38,274)
                            ==========  =============  ===============  ===========  ==========  ==========  ===========  ==========
Intersegment revenues...... $     601    $   113,265    $      88,295   $        -   $  10,716   $     328   $(213,205)   $        -
Identifiable segment assets $ 234,735    $    48,018    $      40,785   $   83,826   $  80,211  $1,011,775   $(649,362)   $  849,988
Segment capital
expenditures, net.......... $  24,781    $       289    $         994   $    4,590   $   3,172   $  21,540   $        -   $   55,366

FOR THE YEAR ENDED DECEMBER 31, 1999
Total Net Revenues.........$1,697,518    $   234,008    $     300,959   $  296,906   $ 222,219   $       -   $(222,571)   $2,529,039
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable... 1,789,570        248,027          299,068      290,272     237,054     116,315    (219,705)    2,760,601
Depreciation and               29,025          7,173            7,043       12,805      12,911      12,584        (216)       81,325
  amortization.............
Interest, net..............     9,773            305               76       13,191       6,902      98,807            -      129,054
Dividends on Preferred
  Securities                        -              -                -            -           -      20,407            -       20,407
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Earnings (losses) before
  corporate allocations.... (130,850)       (21,497)          (5,228)     (19,362)    (34,648)   (248,113)      (2,650)    (462,348)
Corporate interest
  allocation...............    42,793         12,868           12,613       19,550      10,166    (97,990)            -            -
Corporate management fees..    71,611          9,455           11,792        2,966       6,733    (99,907)      (2,650)            -
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Net segment earnings
  (losses).................$(245,254)    $  (43,820)   $     (29,633)   $ (41,878)   $(51,547)   $(50,216)   $        -   $(462,348)
                            ==========  =============  ===============  ===========  ==========  ==========  ===========  ==========
Intersegment revenues......$      598    $   126,880   $       80,944   $        -   $  14,149  $        -   $(222,571)   $        -
Identifiable segment assets$  345,810    $    74,530   $      110,302   $  267,604   $ 159,259  $1,142,314   $(661,331)   $1,438,488
Segment capital
expenditures, net..........$   23,114    $     6,696   $        3,184   $   25,632   $  11,616  $   32,211   $        -   $  102,453

FOR THE YEAR ENDED DECEMBER 31, 1998
Total Net Revenues.........$2,045,270    $    678,803  $      254,455   $  285,267   $ 283,326  $        -   $(458,661)   $3,088,460
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable... 1,970,887         458,464         232,219      264,927     280,000     137,809    (450,804)    2,893,502
Depreciation and
  amortization.............    41,223           9,727          10,755       19,296       8,968      12,546            -      102,515
Dividends on Preferred
  Securities                        -              -                -            -           -      16,163            -       16,163
Interest, net..............     6,422           (18)              409       19,412       3,853     105,333            -      135,411
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Earnings (losses) before
  corporate allocations....    26,738        210,630           11,072     (18,368)     (9,495)   (271,851)      (7,857)     (59,131)
Corporate interest             49,683         16,300           10,653       22,844       8,992   (108,472)            -            -
  allocation...............
Corporate management fees
  allocation...............    86,777         34,486           10,148        2,694       (718)   (125,530)      (7,857)            -
                            ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ----------
Net segment earnings
  (losses).................$(109,722)    $    159,844    $     (9,729)   $(43,906)   $(17,769)   $(37,849)   $         -  $ (59,131)
                            ==========  =============  ===============  ===========  ==========  ==========  ===========  ==========
Intersegment revenues......$        -    $   344,118     $     78,954    $       -   $  35,589   $       -   $ (458,661)  $        -
Identifiable segment assets$  661,349    $   203,365     $    141,664    $ 419,660   $ 230,969   $1,427,243  $ (616,212)  $2,468,038
Segment capital
expenditures, net..........$   68,145    $     5,393     $     19,307    $   4,755   $  27,580   $  40,257   $  (5,021)   $  160,416

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     The following tables reconcile net segment losses to consolidated losses before reorganization items, income taxes, extraordinary items and cumulative effect of change in accounting principle:

                                                          FOR THE YEAR ENDED       FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                           DECEMBER 31, 2000       DECEMBER 31, 1999       DECEMBER 31, 1998
                                                           -----------------       -----------------       -----------------
Net segment losses...............................                 $  (38,274)             $ (462,348)             $ (59,131)
Legal and regulatory matters, net................                     (2,480)                    (38)               (22,456)
Gain (loss) on sale of assets, net...............                      21,400                (78,673)              (206,205)
Loss on termination of interest rate swaps.......                           -                 (2,488)                      -
Impairment losses................................                   (191,316)               (457,449)              (397,492)
Restructuring costs..............................                       1,090                (27,353)                (4,558)
Reorganization costs, net........................                   (335,875)                (48,132)                      -
                                                        ----------------------   ---------------------   --------------------
  Losses before income taxes, extraordinary loss and
  cumulative effect of change in accounting principle             $ (545,455)            $(1,076,481)             $(689,842)
                                                        ======================   =====================   ====================

(22) SUMMARIZED CONSOLIDATING INFORMATION

     In connection with the Company's offering of the 9 1/2% Notes in July 1997 and the 9 3/8% Notes in May 1998, all direct and indirect subsidiaries of the Company other than the Company's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of the Company (the "Guarantors") have, jointly and severally, unconditionally guaranteed the 9 1/2% Notes and 9 3/8% Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

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

     Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company, the wholly-owned Guarantors and the Company's non-Guarantor subsidiaries with respect to the 9 1/2% Notes and the 9 3/8% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

     Through various intercompany agreements entered into by the Company, the Guarantors and certain of the non-Guarantor subsidiaries, the Company provides management services, and acts on behalf of the Guarantors and certain of the non-Guarantor subsidiaries, to make financing available for their operations.
The Company charged the Guarantors for management services totaling approximately $118.9 million, $99.2 million and $124.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company charged the non-Guarantor subsidiaries for management services totaling approximately $3.6 million, $1.1 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Intercompany interest charged to the Guarantors for the years ended December 31, 1999 and 1998 for advances from the Company were approximately $78.0 million and $190.5 million, respectively. Intercompany interest charged to the non-Guarantor subsidiaries for the years ended December 31, 1999 and 1998 for advances from the Company was approximately $0.4 million and $3.8 million, respectively. The Company did not charge the Guarantors intercompany interest during 2000 due to the Chapter 11 filings.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................   $       31,319    $         938   $         5,332    $          -    $     37,589
   Accounts receivable, net....................                -          189,216             7,485         (1,339)         195,362
   Inventory, net..............................                -           22,389               287               -          22,676
   Prepaids and other assets...................              367            4,198               128               -           4,693
   Other receivables, net......................          291,679        (186,677)          (98,106)               -           6,896
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          323,365           30,064          (84,874)         (1,339)         267,216
Goodwill, net..................................                -          187,781               224               -         188,005
Property and equipment, net....................           63,643          100,888            15,754               -         180,285
Assets held for sale...........................                -           17,567           138,775               -         156,342
Notes receivable, net..........................                -           14,554                 -               -          14,554
Other assets, net..............................           13,968           26,951             2,667               -          43,586
Investment in subsidiaries.....................      (1,711,962)                -                 -       1,711,962               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................    $ (1,310,986)    $     377,805    $       72,546     $ 1,710,623    $    849,988
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Accrued compensation and benefits...........    $      25,640    $      60,461    $       15,876     $         -    $    101,977
   Current portion of long-term debt...........           67,027              187            18,825               -          86,039
   Accrued self-insurance obligations..........          (5,429)           54,315             1,851               -          50,737
   Accounts payable............................           10,835           17,006            11,024         (1,339)          37,526
   Income taxes payable........................           21,562          (8,159)              (75)               -          13,328
   Accrued interest............................                -            7,437               351               -           7,788
   Current portion of obligations under capital
     leases....................................                -             (28)               276               -             248
   Other accrued liabilities...................           50,712           68,322            12,159               -         131,193
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................          170,347          199,541            60,287         (1,339)         428,836
Liabilities subject to compromise (see Note 2).        1,426,821          103,008                99               -       1,529,928
Long-term debt, net of current portion.........                -            6,797            47,414               -          54,211
Obligations under capital leases, net of current
  portion......................................                -               91            53,462               -          53,553
Other long-term liabilities....................                -           25,953               784               -          26,737
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,597,168          335,390           162,046         (1,339)       2,093,265
Intercompany payables/(receivables)............      (1,683,881)        1,710,218           (26,337)               -               -
Commitments and  contingencies
Minority interest..............................                -            6,062             (102)               -           5,960
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7% convertible
  junior subordinated debentures of the Company          296,101                -                 -               -         296,101
Total stockholders' equity (deficit)...........      (1,520,374)      (1,673,865)          (63,061)       1,711,962     (1,545,338)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' equity
  (deficit)....................................    $ (1,310,986)    $     377,805    $       72,546     $ 1,710,623    $    849,988
                                                  ===============  ===============  ================   =============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                     -------        ------------     ------------      -----------    ------------
Current assets:
   Cash and cash equivalents...................      $    13,049      $     6,693      $      5,305       $       -     $    25,047
   Accounts receivable, net....................                -          235,745            20,659         (1,940)         254,464
   Other receivables, net......................          296,034        (191,118)          (89,000)               -          15,916
   Inventory, net..............................                -           35,333             7,650               -          42,983
   Prepaids and other assets...................            1,796            8,825             4,466               -          15,087
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          310,879           95,478          (50,920)         (1,940)         353,497
Property and equipment, net....................           94,264          144,643           207,269               -         446,176
Goodwill, net..................................                -          407,093            68,474               -         475,567
Notes receivable, net..........................           14,750            1,436             6,512               -          22,698
Assets held for sale...........................                -           67,116             3,493               -          70,609
Other assets, net..............................           37,229           25,280             7,432               -          69,941
Investment in subsidiaries.....................      (1,242,314)                -                 -       1,242,314               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................    $   (785,192)     $    741,046      $    242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........    $      12,126     $      1,225      $     31,425     $         -    $     44,776
   Current portion of obligations under capital                -              107               326               -             433
  leases.......................................
   Accounts payable............................           28,177           14,545            13,214         (2,149)          53,787
   Accrued compensation and benefits...........           13,011           61,642             9,464               -          84,117
   Accrued interest............................                -            2,034               938               -           2,972
   Accrued self-insurance obligations..........         (12,703)           70,512             1,266               -          59,075
   Other accrued liabilities...................           36,685           60,483            19,321               -         116,489
   Income tax payables.........................           17,498          (9,271)               903               -           9,130
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................           94,794          201,277            76,857         (2,149)         370,779
Long-term debt, net of current portion.........                -           53,387            47,378               -         100,765
Obligations under capital leases, net of current
  portion......................................                -            8,188            57,487               -          65,675
Other long-term liabilities....................                -           34,768             2,026               -          36,794
Liabilities subject to compromise (see Note 2).        1,427,020          131,498                 -               -       1,558,518
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,521,814          429,118           183,748         (2,149)       2,132,531
Intercompany payables/(receivables)............      (1,606,984)        1,622,789          (16,015)             210               -
Minority interest..............................                -            5,821               158               -           5,979
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7% convertible
  junior subordinated debentures of the Company          322,978                -                 -               -         322,978
Total stockholders' equity (deficit)...........      (1,023,000)      (1,316,682)            74,369       1,242,313     (1,023,000)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' equity
  (deficit)....................................    $   (785,192)     $    741,046     $     242,260     $ 1,240,374    $  1,438,488
                                                  ===============  ===============  ================   =============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        CONSOLIDATING STATEMENT OF LOSSES

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues..........................  $         881    $   2,143,507    $      322,650    $     (8,110)    $   2,458,928
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs..........................              -        1,931,628           306,905          (8,110)        2,230,423
   Impairment loss..........................              -          191,199               117                -          191,316
   Corporate general and administrative.....         82,239           56,452            14,442                -          153,133
   Depreciation and amortization............          9,515           33,698             2,668                -           45,881
   Interest, net (contractual interest
     expense of $146,406)...................          8,503           12,300            13,466                -           34,269
   Provision for losses on accounts
     receivable.............................              -           32,639               857                -           33,496
   Legal and regulatory matters, net........             15            2,465                 -                -            2,480
   Restructuring costs......................          (400)            (690)                 -                -          (1,090)
   (Gain) loss on sale of assets, net.......        (1,026)         (20,380)                 6                -         (21,400)
   Equity interest in losses of subsidiaries        487,149                -                 -        (487,149)                -
   Intercompany interest expense (income) ..       (49,786)           48,696             1,090                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses before
     reorganization items...................        536,209        2,288,007           339,551        (495,259)        2,668,508
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges........................       (72,797)           70,244             2,553                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and
  income taxes..............................      (462,531)        (214,744)          (19,454)          487,149        (209,580)
Reorganization costs, net...................         82,953          142,470           110,452                -          335,875
Income taxes................................            227                -                29                -              256
                                             ===============  ===============  ================  ===============  ===============

   Net losses...............................  $   (545,711)    $   (357,214)    $    (129,935)    $     487,149    $   (545,711)
                                             ===============  ===============  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        CONSOLIDATING STATEMENT OF LOSSES

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR      NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                -------        ------------     ------------      -----------      ------------
Total net revenues..........................     $  (2,058)     $  2,201,463       $   335,188       $  (5,554)      $ 2,529,039
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs..........................              -        2,159,004           324,263          (5,554)        2,477,713
   Impairment loss..........................          3,717          386,905            66,827                -          457,449
   Corporate general and administrative.....        115,544           30,124            14,003                -          159,671
   Interest, net (contractual interest
     $166,101)..............................         95,716           18,782            14,556                -          129,054
   Provision for losses on accounts
     receivable.............................          1,911          120,820               486                -          123,217
   Depreciation and amortization............          9,825           58,231            13,269                -           81,325
   Loss on sale of assets, net..............          9,760           52,131            16,782                -           78,673
   Restructuring costs......................         19,731            6,086             1,536                -           27,353
   Loss on termination of interest rate swap          2,488                -                 -                -            2,488
   Legal and regulatory matters, net........          2,907          (2,869)                 -                -               38
   Equity interest in losses of subsidiaries      1,236,260                -                 -      (1,236,260)                -
   Intercompany interest expense (income) ..       (20,125)           20,125                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
     Total costs and expenses...............      1,477,734        2,849,339           451,722      (1,241,814)        3,536,981
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Dividends on convertible preferred
  securities of subsidiary..................         20,407                -                 -                -           20,407
Intercompany charges........................      (454,977)          452,940             2,037                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs, income
  taxes and cumulative effect of change in
  accounting principle......................    (1,045,222)      (1,100,816)         (118,571)        1,236,260      (1,028,349)
Reorganization costs, net...................         41,047            7,085                 -                -           48,132
Income taxes................................            120                -                41                -              161
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses before cumulative effect of
  change in accounting principle............    (1,086,389)      (1,107,901)         (118,612)        1,236,260      (1,076,642)
Cumulative effect of change in accounting
  principle.................................        (3,069)          (9,351)             (396)                -         (12,816)
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Net losses...............................   $(1,089,458)    $ (1,117,252)      $  (119,008)      $ 1,236,260     $(1,089,458)
                                             ===============  ===============  ================  ===============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        CONSOLIDATING STATEMENT OF LOSSES

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                       COMBINED         COMBINED
                                         PARENT       GUARANTOR      NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                         -------     ------------     ------------      -----------    ------------
Total net revenues..................      $  3,106     $ 2,657,853       $   447,617     $  (20,116)     $ 3,088,460
                                       ------------  --------------  ----------------  --------------  --------------
Costs and expenses:
   Operating........................         4,281       2,235,535           409,785        (20,116)       2,629,485
   Impairment loss..................         6,750         330,453            60,289               -         397,492
   Loss on sale of assets, net......        37,392         157,460            11,353               -         206,205
   Corporate general and
    administrative..................       122,081          41,144            17,709               -         180,934
   Interest, net....................       102,745          12,124            20,542               -         135,411
   Depreciation and amortization....        10,364          69,928            22,223               -         102,515
   Provision for losses on
    accounts receivable.............         5,433          73,937             3,713               -          83,083
   Legal and regulatory matters, net        22,050             406                 -               -          22,456
   Restructuring costs..............         1,003           3,429               126               -           4,558
   Equity interest in losses of
  subsidiaries......................       779,076               -                 -       (779,076)               -
                                       ------------  --------------  ----------------  --------------  --------------
      Total costs and expenses......     1,091,175       2,924,416           545,740       (799,192)       3,762,139
                                       ------------  --------------  ----------------  --------------  --------------

Dividends on convertible preferred
  securities of subsidiary..........        16,163               -                 -               -          16,163
Intercompany charges................     (323,662)         315,450             8,212               -               -
                                       ------------  --------------  ----------------  --------------  --------------
Losses before income taxes and
  extraordinary loss................     (780,570)       (582,013)         (106,335)         779,076       (689,842)
Income taxes........................      (37,151)          96,222           (5,494)               -          53,577
                                       ------------  --------------  ----------------  --------------  --------------
Losses before extraordinary loss....     (743,419)       (678,235)         (100,841)         779,076       (743,419)
Extraordinary loss..................      (10,274)               -                 -               -        (10,274)
                                       ------------  --------------  ----------------  --------------  --------------
   Net losses.......................    $(753,693)     $ (678,235)      $  (100,841)      $  779,076     $ (753,693)
                                       ============  ==============  ================  ==============  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................   $  (545,711)    $   (357,214)     $    (129,935)      $    487,149    $  (545,711)
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries       487,149                -                  -         (487,149)               -
      Impairment loss.........................              -          191,199                117                 -         191,316
      Depreciation and amortization...........          9,515           33,698              2,668                 -          45,881
      Provision for losses on accounts
       receivable.............................              -           32,639                857                 -          33,496
      Legal and regulatory costs..............              -            1,245                  -                 -           1,245
      (Gain) Loss on sale of assets, net......        (1,026)         (20,380)                  6                 -        (21,400)
      Reorganization costs, net...............         96,963          128,460            110,452                 -         335,875
      Other, net..............................         36,014         (86,056)             29,856                 -        (20,186)
Changes in operating assets and liabilities:
   Accounts receivable........................              -          (8,699)           (10,021)                 -        (18,720)
   Other current assets.......................         25,043           21,638           (35,652)                 -          11,029
   Other current liabilities..................        (3,203)           11,514            (7,452)                 -             859
   Income tax payables........................          4,064              895            (2,844)                 -           2,115
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for)  operating
  activities before reorganization costs......        108,808         (51,061)           (41,948)                 -          15,799
Net cash paid for reorganization costs........              -         (17,520)                  -                 -        (17,520)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for)  operating
  activities..................................        108,808         (68,581)           (41,948)                 -         (1,721)
                                                --------------  ---------------  -----------------  ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net.....................       (21,540)         (26,696)            (7,130)                 -        (55,366)
Acquisitions, net of cash acquired............              -            2,987             21,993                 -          24,980
Proceeds from sale of assets held for sale....              -            (974)                  -                 -           (974)
(Increase) Decrease in long-term notes                      -          (7,479)              1,391                 -         (6,088)
  receivable..................................
Decrease in other assets......................          5,536                -                  -                 -           5,536
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities..................................       (16,004)         (32,162)             16,254                 -        (31,912)
                                                --------------  ---------------  -----------------  ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ...................         54,901                -                  -                 -          54,901
Long-term debt borrowings.....................          6,103                -              3,564                 -           9,667
Long-term debt repayments (prepetition).......              -                -           (14,663)                 -        (14,663)
Principal payments on prepetition debt
  authorized by Bankruptcy Court..............           (56)          (3,350)                  -                 -         (3,406)
Other financing activities....................            (6)               34               (32)                 -             (4)
Intercompany advances.........................      (135,156)           98,304             36,852                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash (used for) provided by financing
  activities..................................       (74,214)           94,988             25,721                 -          46,495
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents.................................          (320)                -                  -                 -           (320)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash
  equivalents.................................         18,270          (5,755)                 27                 -          12,542
Cash and cash equivalents at beginning of
  period......................................         13,049            6,693              5,305                 -          25,047
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....         31,319              938              5,332                 -          37,589
                                                ==============  ===============  =================  ================  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                   -------       ------------      ------------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................   $(1,089,458)     $(1,117,252)      $   (119,008)      $  1,236,260   $ (1,089,458)
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries     1,236,260                -                  -       (1,236,260)               -
      Loss on sale of assets, net.............          9,760           52,131             16,782                 -          78,673
      Cumulative effect of change in                    3,069            9,351                396                 -          12,816
        accounting  principle.................
      Impairment loss.........................          3,717          386,905             66,827                 -         457,449
      Depreciation and amortization...........          9,825           58,231             13,269                 -          81,325
      Provision for losses on accounts                  1,911          120,820                486                 -         123,217
        receivable............................
      Reorganization costs, net...............         41,047            7,085                  -                 -          48,132
      Other, net..............................          9,043            9,978              (966)                 -          18,055
Changes in operating assets and liabilities:
   Accounts receivable........................        (4,586)          150,077             15,373                 -         160,864
   Other current assets.......................         53,883         (20,544)           (24,927)                 -           8,412
   Other current liabilities..................         41,641           28,941              2,025                 -          72,607
   Income tax payables........................         38,795          (6,802)              3,437                 -          35,430
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for)  operating
  activities before reorganization costs......        354,907        (321,079)           (26,306)                 -           7,522
Net cash paid for reorganization costs........          (269)                -                  -                 -           (269)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for)  operating
  activities..................................        354,638        (321,079)           (26,306)                 -           7,253
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................       (32,205)         (33,243)           (37,005)                 -       (102,453)
Proceeds from sale of assets held for sale....              -            8,735                  -                 -           8,735
Acquisitions, net of cash acquired............              -          (5,731)                  -                 -         (5,731)
Proceeds from the sale and leaseback of
  property and equipment......................              -                -             38,600                 -          38,600
Decrease (increase) in long-term notes                 44,641         (30,414)              1,630                 -          15,857
  receivable..................................
Decrease (increase) in other assets...........          8,065           43,358            (6,244)                 -          45,179
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities..................................         20,501         (17,295)            (3,019)                 -             187
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ...................         12,125                -                  -                 -          12,125
Long-term debt borrowings.....................         95,693            2,732             27,637                 -         126,062
Long-term debt repayments (prepetition).......       (13,800)         (42,977)           (35,725)                 -        (92,502)
Principal payments on prepetition debt
  authorized by Bankruptcy Court..............       (34,708)          (1,347)               (63)                 -        (36,118)
Conversion of Mediplex 6 1/2% subordinated
  debentures due 2003.........................        (6,649)                -                  -                 -         (6,649)
Net proceeds from issuance of common stock....          1,784                -                  -                 -           1,784
Purchases of treasury stock...................          (409)                -                  -                 -           (409)
Other financing activities....................       (27,242)           12,485                277                 -        (14,480)
Intercompany advances.........................      (378,987)          347,768             31,219                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
  activities..................................      (352,193)          318,661             23,345                 -        (10,187)
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents                                              67                -                223                 -             290
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash
  equivalents.................................         23,013         (19,713)            (5,757)                 -         (2,457)
Cash and cash equivalents at beginning of             (9,964)           26,406             11,062                 -          27,504
  period......................................
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period....      $  13,049       $    6,693        $     5,305          $      -      $   25,047
                                                ==============  ===============  =================  ================  ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                    PARENT        GUARANTOR        NON-GUARANTOR
                                                    COMPANY      SUBSIDIARIES      SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                                    -------      ------------      ------------      -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses....................................     $(753,693)     $  (678,235)       $   (100,841)     $  779,076      $ (753,693)
Adjustments to reconcile net losses to net cash
  provided by (used for) operating activities:
   Equity interest in losses of subsidiaries..        779,076                -                   -      (779,076)                -
   Extraordinary loss.........................         10,274                -                   -              -           10,274
   Loss on sale of assets, net................         37,392          157,460              11,353              -          206,205
   Impairment loss............................          6,750          330,453              60,289              -          397,492
   Depreciation and amortization..............         10,364           69,928              22,223              -          102,515
   Provision for losses on accounts receivable          5,433           73,937               3,713              -           83,083
   Other, net.................................          9,572                -               (504)              -            9,068
Changes in operating assets and liabilities:
   Accounts receivable........................        (1,525)         (56,853)             (3,301)              -         (61,679)
   Other current assets.......................        (5,083)          (3,262)            (11,212)              -         (19,557)
   Other current liabilities..................         88,371        (125,270)             (4,631)              -         (41,530)
   Income tax payables........................       (30,387)           53,855             (1,226)              -           22,242
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net cash provided by (used for) operating
  activities..................................        156,544        (177,987)            (24,137)              -         (45,580)
                                                  ------------  ---------------  ------------------  -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.....................       (32,688)        (116,920)            (10,808)              -        (160,416)
Acquisitions, net of cash acquired............              -         (46,249)            (14,392)              -         (60,641)
Proceeds from the sale and leaseback of property
  and equipment...............................              -           16,833             117,542              -          134,375
Decrease (increase) in long-term notes receivable    (24,686)           14,903               3,806              -          (5,977)
Decrease (increase) in other assets...........          5,593         (11,282)              12,483              -            6,794
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net cash provided by (used for) investing
  activities..................................       (51,781)        (142,715)             108,631              -         (85,865)
                                                  ------------  ---------------  ------------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings.....................        225,781                -              23,037              -          248,818
Long-term debt repayments.....................      (314,823)         (24,725)            (99,059)              -        (438,607)
Net proceeds from issuance of convertible trust
  issued preferred securities of subsidiary...        334,044                -                   -              -          334,044
Net proceeds from issuance of common stock              2,337                -                   -              -            2,337
Purchases of treasury stock...................        (1,393)                -                   -              -          (1,393)
Other financing activities....................       (18,290)            8,875               1,264              -          (8,151)
Intercompany advances.........................      (340,802)          342,948             (2,146)              -                -
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net cash provided by (used for) financing
  activities..................................      (113,146)          327,098            (76,904)              -          137,048
                                                  ------------  ---------------  ------------------  -------------  ---------------
Effect of exchange rate on cash and cash
  equivalents.................................              -                -                 881               -              881
                                                  ------------  ---------------  ------------------  -------------  ---------------
Net increase (decrease) in cash and cash
  equivalents.................................        (8,383)            6,396               8,471              -            6,484
Cash and cash equivalents at beginning of period      (1,581)           20,010               2,591              -           21,020
                                                  ------------  ---------------  ------------------  -------------  ---------------
Cash and cash equivalents at end of period          $ (9,964)       $   26,406         $    11,062        $     -       $   27,504
                                                  ============  ===============  ==================  =============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

(23)      FILER/NON-FILER FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements for the years ended after the Filing
Date:

                                     ASSETS
                                                                   FILERS       NON-FILERS      ELIMINATION     CONSOLIDATED
                                                                   ------       ----------      -----------     ------------
Current assets:
  Cash and cash equivalents...................................    $  32,600      $   4,989         $      -       $   37,589
  Accounts receivable, net....................................      188,366          7,415            (419)          195,362
  Inventory, net..............................................       21,726            950                -           22,676
  Prepaids and other assets...................................        4,653             40                -            4,693
  Other receivables, net......................................      104,808       (97,912)                -            6,896
                                                               -------------   ------------    -------------   --------------
  Total current assets........................................      352,153       (84,518)            (419)          267,216

Goodwill, net.................................................      187,781            224                -          188,005
Property and equipment, net...................................      164,433         15,852                -          180,285
Assets held for sale..........................................       17,567        138,775                -          156,342
Notes receivable, net.........................................       14,554              -                -           14,554
Other assets, net.............................................       38,385          5,201                -           43,586
Investment in subsidiaries....................................     (57,143)              -           57,143                -
                                                               -------------   ------------    -------------   --------------
  Total assets................................................   $  717,730      $  75,534        $  56,724       $  849,988
                                                               =============   ============    =============   ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                     ------        ----------     -----------    ------------
Current liabilities:
  Accrued compensation and benefits.............................       86,259           15,718              -          101,977
  Current portion of long-term debt.............................    $  67,208       $   18,831        $     -       $   86,039
  Accrued self-insurance obligations............................       50,125              612              -           50,737
  Accounts payable..............................................       26,736           11,209          (419)           37,526
  Income taxes payable..........................................       13,328                -              -           13,328
  Accrued interest..............................................        7,438              350              -            7,788
  Current portion of obligations under capital leases...........            -              248              -              248
  Other accrued liabilities.....................................      118,853           12,340              -          131,193
                                                                   -------------   --------------  -------------  ---------------
  Total current liabilities.....................................      369,947           59,308          (419)          428,836

Liabilities subject to compromise (see Note 2)..................    1,529,928                -              -        1,529,928
Long-term debt, net of current portion..........................        6,797           47,414              -           54,211
Obligations under capital leases, net of current portion........            -           53,553              -           53,553
Other long-term liabilities.....................................       25,953              784              -           26,737
                                                                 -------------   --------------  -------------  ---------------
  Total liabilities.............................................    1,932,625          161,059          (419)        2,093,265

Commitments and contingencies
Minority interest...............................................        3,146            2,814              -            5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7%
  convertible junior subordinated debentures of the Company.....      296,101                -              -          296,101
Intercompany....................................................       31,164         (31,195)             31                -
  Stockholders' equity (deficit):
Preferred stock of $.01 par value, authorized
  5,000,000 shares, none       issued...........................            -                -              -                -
Common stock of $.01 par value, authorized
  155,000,000 shares,63,937,302 shares issued and 64,911,264
  outstanding as of December 31, 2000...........................          649            2,568        (2,568)              649
  Additional paid-in capital....................................      825,147          273,696      (273,696)          825,147
  Accumulated deficit...........................................  (2,331,218)        (320,893)        320,893      (2,331,218)
  Accumulated other comprehensive loss..........................     (12,483)         (12,483)         12,483         (12,433)
                                                                 -------------   --------------  -------------  ---------------
    Less:
      Common stock held in treasury, at cost, 2,212,983
         shares as of December 31, 2000.........................     (27,344)             (32)              -         (27,376)
      Grantor stock trust, at market, 1,915,935 shares as of
         December 31, 2000......................................         (57)                -              -             (57)
                                                                 -------------   --------------  --------------- -------------
  Total stockholders' equity (deficit) .........................  (1,545,306)         (57,144)         57,112      (1,545,338)
                                                                 -------------   --------------  -------------  ---------------
  Total liabilities and stockholders' equity (deficit)..........    $ 717,730       $   75,534      $  56,724      $   849,988
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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

(23)      FILER/NON-FILER FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements for the years ended after the Filing
Date:

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
                                                               =============   ============    =============   ==============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     FILERS        NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                     ------        ----------     -----------    ------------
Current liabilities:
  Current portion of long-term debt.............................    $  13,290       $   31,486              -        $  44,776
  Current portion of obligations under capital leases...........           70              363              -              433
  Accounts payable..............................................       43,796           11,566        (1,575)           53,787
  Accrued compensation and benefits.............................       74,737            9,380              -           84,117
  Accrued interest..............................................        1,572            1,400              -            2,972
  Accrued self-insurance obligations............................       58,463              612              -           59,075
  Other accrued liabilities.....................................       97,153           19,336              -          116,489
  Income tax payables...........................................        8,227              903              -            9,130
                                                                -------------   --------------  -------------  ---------------
 Total current liabilities.....................................       297,308           75,046        (1,575)          370,779

Long-term debt, net of current portion..........................       47,872           52,893              -          100,765
Obligations under capital leases, net of current portion........        8,187           57,488              -           65,675
Other long-term liabilities.....................................       34,768            2,026              -           36,794
Liabilities subject to compromise (see Note 2)..................    1,558,518                -              -        1,558,518
                                                                 -------------   --------------  -------------  ---------------
  Total liabilities.............................................    1,946,653          187,453        (1,575)        2,132,531

Commitments and contingencies
Minority interest...............................................        3,394            2,585              -            5,979
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7%
  convertible junior subordinated debentures of the Company.....      322,978                -              -          322,978
Intercompany....................................................     (22,282)           21,735            547                -
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized
    5,000,000 shares, none issued...............................            -                -              -                -
  Common stock of $.01 par value, authorized
    155,000,000 shares, 63,937,302 shares issued and
    outstanding as of December 31, 1999.........................          639            2,579        (2,579)              639
  Additional paid-in capital....................................      798,305          263,250      (263,250)          798,305
  Accumulated deficit...........................................  (1,785,507)        (191,582)        191,582      (1,785,507)
  Accumulated other comprehensive loss..........................      (5,017)          (5,017)          5,017          (5,017)
                                                                 -------------   --------------  -------------  ---------------

    Less:
          Unearned compensation.................................      (3,966)                -              -          (3,966)
          Common stock held in treasury, at cost, 2,212,983
            shares as of December 31, 1999......................     (27,376)                -              -         (27,376)
          Grantor stock trust, at market, 1,915,935 shares as of
             December 31, 1999..................................         (78)                -              -             (78)
                                                                 -------------   --------------  -------------  ---------------
  Total stockholders' equity (deficit) .........................  (1,023,000)           69,230       (69,230)      (1,023,000)
                                                                 -------------   --------------  -------------  ---------------

  Total liabilities and stockholders' equity (deficit)..........   $1,227,743       $  281,003     $ (70,258)      $ 1,438,488
                                                                 =============   ==============  =============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        CONSOLIDATING STATEMENT OF LOSSES

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                        FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                        ------        ----------     -----------     ------------

Total net revenues................................................   $ 2,145,659     $  318,485       $  (5,216)     $  2,458,928
                                                                   --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs.................................................     1,931,901        303,738          (5,216)        2,230,423
  Impairment loss.................................................       191,199            117                -          191,316
  Corporate general and administrative............................       140,117         13,016                -          153,133
  Depreciation and amortization...................................        43,000          2,881                -           45,881
  Interest, net (contractual interest expense $146,406)...........        20,260         14,009                -           34,269
  Provision for losses on accounts receivable.....................        32,973            523                -           33,496
  Legal and regulatory matters, net..............................          2,480              -                -            2,480
  Restructuring costs.............................................       (1,090)              -                -          (1,090)
  (Gain) loss on sale of assets, net..............................      (21,405)              5                -         (21,400)
  Equity interest in losses of subsidiaries......................        129,311              -        (129,311)                -
  Intercompany interest expense (income) .........................       (2,198)          2,198                -                -
                                                                   --------------  -------------   --------------  ---------------
  Total costs and expenses........................................     2,466,548        336,487        (134,527)        2,668,508
Management fee (income) expense before reorganization items.......         (828)            828                -                -
                                                                   --------------  -------------   --------------  ---------------
Losses before reorganization costs, net, income taxes, and
  cumulative effect of change in accounting principle.............     (320,061)       (18,830)          129,311        (209,580)
Reorganization costs, net.........................................       225,423        110,452                -          335,875
Income taxes......................................................           227             29                -              256
                                                                   --------------  -------------   --------------  ---------------
  Net losses......................................................   $ (545,711)    $ (129,311)       $  129,311     $  (545,711)
                                                                   ==============  =============   ==============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        CONSOLIDATING STATEMENT OF LOSSES

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                       FILERS        NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                       ------        ----------     -----------     ------------
Total net revenues................................................    $2,169,562      $ 363,510       $  (4,033)      $ 2,529,039
                                                                   --------------  -------------   --------------  ---------------
Costs and expenses:
  Operating costs.................................................     2,139,058        342,689          (4,034)        2,477,713
  Impairment loss.................................................       388,177         69,272                -          457,449
  Corporate general and administrative............................       145,307         14,364                -          159,671
  Interest, net (contractual interest expense $166,101)...........       112,222         16,832                -          129,054
  Provision for losses on accounts receivable.....................       120,880          2,337                -          123,217
  Depreciation and amortization...................................        62,214         19,111                -           81,325
  Loss on sale of assets, net.....................................        65,066         13,607                -           78,673
  Restructuring costs.............................................        25,589          1,764                -           27,353
  Loss on termination of interest rate swaps......................         2,488              -                -            2,488
  Legal and regulatory matters, net...............................            38              -                -               38
  Equity interest in losses of subsidiaries.......................       119,928              -        (119,928)                -
   ntercompany interest expense (income) .........................            10           (10)                -                -
                                                                   --------------  -------------   --------------  ---------------
  Total costs and expenses before reorganization items............     3,180,977        479,966        (123,962)        3,536,981
Dividends on convertible preferred securities of subsidiary.......        20,407              -                -           20,407
Management fee (income) expense...................................       (2,786)          2,786                -                -
                                                                   --------------  -------------   --------------  ---------------
Losses before reorganization costs, net, income taxes, and
  cumulative effect of change in accounting principle.............   (1,029,036)      (119,242)          119,929      (1,028,349)
Reorganization costs, net.........................................        48,132              -                -           48,132
Income taxes......................................................           120             41                -              161
                                                                   --------------  -------------   --------------  ---------------
Losses before cumulative effect of change in accounting principle.   (1,077,288)      (119,283)          119,929      (1,076,642)
Cumulative effect of change in accounting principle...............      (12,170)          (646)                -         (12,816)
                                                                   --------------  -------------   --------------  ---------------
  Net losses......................................................  $(1,089,458)    $ (119,929)       $  119,929     $(1,089,458)
                                                                   ==============  =============   ==============  ===============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                        FILERS        NON-FILERS    ELIMINATION    CONSOLIDATED
                                                                        ------        ----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net losses......................................................   $    (545,711)    $  (129,311)     $  129,311   $ (545,711)
                                                                   ---------------  -------------  -------------  ------------
 Adjustments to reconcile net losses to net cash provided
   by (used for) operating activities:
 Equity interest in losses of subsidiaries............ ..........           129,311              -      (129,311)             -
 Impairment loss.................................................           191,199            117              -       191,316
 Depreciation and amortization...................................            43,000          2,881              -        45,881
 Provision for losses on accounts receivable.....................            32,973            523              -        33,496
 Legal and regulatory costs......................................             1,245              -              -         1,245
 (Gain) loss on sale of assets, net..............................          (21,405)              5              -      (21,400)
 Reorganization costs, net.......................................           225,423        110,452              -       335,875
 Other, net......................................................          (18,388)        (1,798)              -      (20,186)
 Changes in operating assets and liabilities:
     Accounts receivable.........................................          (19,886)          1,166              -      (18,720)
     Other current assets........................................           (6,737)         17,766              -        11,029
     Other current liabilities...................................             1,582          (723)              -           859
     Income taxes payable........................................             4,827        (2,712)              -         2,115
                                                                   -----------------  -------------  ------------ --------------
Net cash provided by (used for) operating activities before
 reorganization costs ...........................................            17,433        (1,634)              -        15,799
Net cash paid for reorganization costs...........................          (17,520)              -              -      (17,520)
                                                                   -----------------  -------------  -------------  ------------
Net cash  (used for) provided by operating activities............              (87)        (1,634)              -       (1,721)
                                                                   ------------------ -------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net.......................................          (48,236)        (7,130)              -      (55,366)
 Acquisitions, net of cash acquired..............................             (974)              -              -         (974)
 Proceeds from sale of assets held for sale......................             2,987         21,993              -        24,980
 (Increase) decrease in long-term notes receivable...............           (8,024)          1,936              -       (6,088)
 Decrease in other assets........................................             5,536              -              -         5,536
                                                                  ------------------  -------------  -------------  ------------
Net cash (used for) provided by investing activities.............          (48,711)         16,799              -      (31,912)
                                                                  ------------------  -------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under Revolving Credit Agreement (postpetition) .            54,901              -              -        54,901
 Long-term debt borrowings.......................................             6,108          3,559              -         9,667
 Long-term debt repayments (prepetition).........................                 -       (14,663)              -      (14,663)
 Principal payments on prepetition debt authorized by Bankruptcy
  Court..........................................................           (3,358)           (48)              -       (3,406)
 Other financing activities......................................                28           (32)              -           (4)
 Intercompany advances...........................................             5,187        (5,187)              -             -
                                                                  ------------------  -------------  ------------- -------------
Net cash provided by (used for) financing activities.............            62,866       (16,371)              -        46,495
                                                                  ------------------  -------------  ------------- -------------
Effect of exchange rate on cash and cash equivalents.............                 -          (320)              -         (320)
                                                                  ------------------  -------------  -------------  ------------
Net increase (decrease) in cash and cash equivalents.............            14,068        (1,526)              -        12,542
Cash and cash equivalents at beginning of year...................            18,532          6,515              -        25,047
                                                                  ------------------  -------------  -------------  ------------
Cash and cash equivalents at end of year.........................     $      32,600     $    4,989       $      -    $   37,589
                                                                  ==================  =============  =============  =============

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                          FILERS        NON-FILERS    ELIMINATION    CONSOLIDATED
                                                                          ------        ----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net losses.....................  .....................................$ (1,089,458)    $ (119,929)     $  119,929  $(1,089,458)
                                                                       --------------  -------------  ------------- --------------
Adjustments to reconcile net losses to net cash provided by (used for)
 operating activities:
 Extraordinary loss....................................................
 Loss on sale of assets, net...........................................       65,066         13,607              -        78,673
 Impairment loss.......................................................      388,177         69,272              -       457,449
 Cumulative effect of change in accounting principle...................       12,170            646              -        12,816
 Reorganization costs, net.............................................       48,132              -              -        48,132
 Depreciation and amortization.........................................       62,214         19,111              -        81,325
 Provision for losses on accounts receivable...........................      120,880          2,337              -       123,217
 Equity interest in earnings (losses) of subsidiaries..................      123,963        (4,034)      (119,929)             -
 Other, net............................................................       18,951          (896)              -        18,055
 Changes in operating assets and liabilities:
 Accounts receivable...................................................      142,083         18,781              -       160,864
 Other current assets..................................................       28,452       (20,040)              -         8,412
 Other current liabilities.............................................       88,304       (15,697)              -        72,607
 Income taxes payable..................................................       37,807        (2,377)              -        35,430
                                                                       --------------  -------------  -------------  ------------
Net cash provided by (used for) operating activities before reorganization
  costs ...............................................................       46,741       (39,219)              -         7,522
Net cash paid for reorganization costs.................................         (269)              -              -         (269)
                                                                       --------------  -------------  -------------  ------------
Net cash provided by (used for) operating activities...................        46,472       (39,219)              -         7,253
                                                                       --------------  -------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net.............................................      (65,396)       (37,057)              -     (102,453)
 Acquisitions, net of cash acquired....................................       (5,731)              -              -       (5,731)
 Proceeds from sale of assets held for sale............................         8,735              -              -         8,735
 Proceeds from sale and leaseback of property and equipment............             -         38,600              -        38,600
 Increase in long-term notes receivable................................        12,727          3,130              -        15,857
 Decrease (increase) in other assets...................................        56,265       (11,086)              -        45,179
                                                                       ---------------  -------------  -------------  ------------
Net cash provided by (used for) investing activities...................         6,600        (6,413)              -           187
                                                                       ---------------  -------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under Revolving Credit Agreement (postpetition)........        12,125              -              -        12,125
 Long-term debt borrowings.............................................       108,535         17,527              -       126,062
 Long-term debt repayments (prepetition)...............................      (56,331)       (36,171)              -      (92,502)
 Principal payments on prepetition debt authorized by Bankruptcy Court.      (36,118)              -              -      (36,118)
 Conversion of Mediplex 6.5% Convertible Subordinated Debentures due 2003     (6,649)              -              -       (6,649)
 Net proceeds from issuance of common stock............................         1,784              -              -         1,784
 Purchases of treasury stock...........................................         (409)              -              -         (409)
 Intercompany advances.................................................      (51,500)         51,500              -             -
 Other financing activities............................................      (22,170)          7,690              -      (14,480)
                                                                       ---------------  -------------  -------------  -------------
   Net cash provided by (used for) financing activities................      (50,733)         40,546              -      (10,187)
                                                                       ---------------  -------------  -------------  -------------
Effect of exchange rate on cash and cash equivalents...................            67            223              -           290
                                                                       ---------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...................         2,406        (4,863)              -       (2,457)
Cash and cash equivalents at beginning of year.........................        16,126         11,378              -        27,504
                                                                       ---------------  -------------  -------------  -------------
Cash and cash equivalents at end of year...............................   $    18,532     $    6,515       $      -    $   25,047
                                                                       ===============  =============  =============  ============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

(24)  SUBSEQUENT EVENTS

     From January 2001 through March 15, 2001, the Company divested 10 skilled nursing facilities with 916 licensed beds. No cash consideration was given to the Company for these facilities. The aggregate net revenues and aggregate net operating losses for the twelve months ended December 31, 2000 for the 10 skilled nursing facilities were $41.2 million and $4.4 million, respectively. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     In January 2001, the Company initiated a corporate reorganization plan focused primarily on reducing the operating expenses related to its headquarters operations. With consent from the Company's creditors committee, external consultants were retained to assist in evaluating various functional areas and identifying opportunities for improvement. Related to this reorganization plan, the Company had a reduction in force in February 2001, which included the elimination of approximately 140 positions, primarily in the Company's Albuquerque-based workforce. Included in the plan was the elimination of SunSolution, an operating division that provided fee-based consulting services to nonaffiliated parties and internal consulting to affiliated parties. The reorganization charges related to this plan through February 2001 were $0.9 million for severance and benefits termination costs.

     In January 2001, the Bankruptcy Court, at the request of the Company's largest stockholder, directed the U.S. Trustee to appoint an examiner to review the Company's revenue enhancement programs and cost efficiency strategies. The examiner's scope is to: (i) analyze the revenue projections and reports prepared for the Company and provide a preliminary report to the Bankruptcy Court on whether any additional analysis is recommended, and (ii) prepare a plan for the Company to cut expenses in its business divisions without endangering the health and safety of any patients or risking the violation of any legal or regulatory requirements applicable to the Company. The examiner's review is ongoing as of March 30, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Sun Healthcare Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Sun Healthcare Group, Inc. (Debtor-in-Possession) and subsidiaries in this Form 10-K and have issued our report thereon dated March 30, 2001. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the uncertainty regarding the Company's ability to continue as a going concern, as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule identified as SCHEDULE II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
- -----------------------
    Arthur Andersen LLP

Albuquerque, New Mexico
March 30, 2001

                                                                     SCHEDULE II

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                         COLUMN A         COLUMN B                COLUMN C         COLUMN D        COLUMN E
                                         --------         --------                --------         --------        --------
                                        BALANCE AT       CHARGED TO              ADDITIONS                        BALANCE AT
                                         BEGINNING        COSTS AND              CHARGED TO       DEDUCTIONS        END OF
DESCRIPTION                              OF PERIOD        EXPENSES             OTHER ACCOUNTS       OTHER           PERIOD
- -----------                              ---------        --------             --------------       -----           ------
Year ended December 31, 2000:
  Allowance for doubtful accounts....     $   151,841   $     33,496 (3)      $                  $   (57,231)   $      128,106
                                      ================  ==============        =================  =============  ===============
  Notes receivable reserve...........     $     6,556   $                     $                  $    (4,577)   $        1,979 (4)
                                      ================  ==============        =================  =============  ===============
  Reserve for assets held for sale...     $    84,522   $    288,660          $                  $  (139,436)   $      233,746
                                      ================  ==============        =================  =============  ===============
  1998 corporate restructure reserve.     $     1,964   $    (1,090)          $                  $      (145)   $          729
                                      ================  ==============        =================  =============  ===============


Year ended December 31, 1999:
  Allowance for doubtful accounts....     $   79,015    $    118,373  (3)     $              -   $   (45,547)   $     151,841
                                      ================  ==============        =================  =============  ===============
  Exit costs for acquired businesses.     $    4,240    $          -          $              -   $    (4,240)   $           -
                                      ================  ==============        =================  =============  ===============
  Notes receivable reserve...........     $    1,712 (3)$       4,844 (3)     $              -   $          -   $       6,556
                                      ================  ==============        =================  =============  ===============
  Reserve for assets held for sale...     $  159,828    $      85,758         $              -   $  (161,064)   $      84,522
                                      ================  ==============        =================  =============  ===============
  1998 corporate restructure reserve.     $    3,138    $           -         $              -   $    (1,174)   $       1,964
                                      ================  ==============        =================  =============  ===============
  1999 restructure reserve...........     $        -    $      27,353         $              -   $   (27,353)   $           -
                                      ================  ==============        =================  =============  ===============

Year ended December 31, 1998:
  Allowance for doubtful accounts....     $   34,433    $      81,371 (3)     $         10,726(1)$   (47,515)   $      79,015
                                      ================  ==============        =================  =============  ===============
  Exit costs for acquired business...     $    4,800    $           -         $          3,828(2)$    (4,388)   $       4,240
                                      ================  ==============        =================  =============  ===============
  Notes receivable reserve...........     $        -    $       1,712 (3)     $              -   $          -   $       1,712
                                      ================  ==============        =================  =============  ===============
  Reserve for assets held for sale...     $        -    $     206,205         $              -   $   (46,377)   $     159,828
                                      ================  ==============        =================  =============  ===============
  1998 corproate restructure reserve.     $        -    $       4,558         $              -   $    (1,420)   $       3,138
                                      ================  ==============        =================  =============  ===============

(1) Represents the allowance for doubtful accounts of acquired entities at the date of acquisition.

(2) Exit costs for acquired businesses are included in the purchase price allocation.

(3)  Charges included in provision for losses on accounts receivable.

(4) Included in the note receivable reserve are the following: $1,351 recorded as allowance for other recievables, net, current; and $628 recorded as allowance for note receivable long-term