Form 10-Q
period 2001-03-31
SUN HEALTHCARE GROUP INC
filed 2001-05-15
CIK 904978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
           Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                                 Yes X     _ No

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

                   As of April 30, 2001, there were 63,017,316
                    shares of the Registrant's $.01 par value
                    Common Stock outstanding, net of treasury
                                     shares.

                           SUN HEALTHCARE GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                                      INDEX

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


                          PART I. FINANCIAL INFORMATION

                                                                                                              Page Numbers
                                                                                                              ------------
Item 1.            Consolidated Financial Statements

                   Consolidated Balance Sheets
                   March 31, 2001 and December 31, 2000 (unaudited)..................................           3-4

                   Consolidated Statements of Losses
                   For the three months ended March 31, 2001 and 2000 (unaudited)....................           5

                   Consolidated Statements of Comprehensive Losses
                   For the three months ended March 31, 2001 and 2000 (unaudited)....................           6

                   Consolidated Statements of Cash Flows
                   For the three months ended March 31, 2001 and 2000 (unaudited)....................           7-8

                   Notes to the Consolidated Financial Statements....................................           9-35

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................................           36-49


                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................           50

Item 3.            Defaults Upon Senior Securities...................................................           50

Item 6.            Exhibits and Reports on Form 8-K..................................................           50

Signatures...........................................................................................           51

ITEM 1

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31, 2001        DECEMBER 31, 2000
                                                                                ---------------------  ----------------------
Current assets:
  Cash and cash equivalents.................................................           $      39,786          $       37,589
  Accounts receivable, net of allowance for doubtful accounts of $138,759 at
       March 31, 2001 and $128,106  at  December 31, 2000...................                 192,675                 195,362
  Inventory, net............................................................                  21,897                  22,676
  Prepaids and other assets.................................................                   6,730                   4,693
  Other receivables, net....................................................                   3,939                   6,896
                                                                                ---------------------  ----------------------


       Total current assets.................................................                 265,027                 267,216


Goodwill, net...............................................................                 185,619                 188,005
Property and equipment, net.................................................                 179,437                 180,285
Assets held for sale........................................................                  39,401                 156,342
Notes receivable, net of allowance of $1,937 at March 31, 2001 and $1,979 at
      December 31, 2000 ....................................................                  14,343                  14,554
Other assets, net...........................................................                  39,944                  43,586
                                                                                ---------------------  ----------------------


        Total assets........................................................           $     723,771          $      849,988
                                                                                =====================  ======================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.
                           (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                                                     -------------------  ------------------------
Current liabilities:
  Accrued compensation and benefits..............................................          $     88,388           $       101,977
  Current portion of long-term debt..............................................                81,972                    86,039
  Accrued self-insurance obligations.............................................                56,726                    50,737
  Accounts payable...............................................................                34,705                    37,526
  Income taxes payable...........................................................                13,503                    13,328
  Accrued interest...............................................................                 8,297                     7,788
  Current portion of obligations under capital leases............................                   248                       248
  Other accrued liabilities......................................................               110,745                   131,193
                                                                                     -------------------  ------------------------

  Total current liabilities......................................................               394,584                   428,836

Liabilities subject to compromise (see Note 2)...................................             1,528,921                 1,529,928
Long-term debt, net of current portion ..........................................                23,704                    54,211
Obligations under capital leases, net of current portion ........................                     -                    53,553
Other long-term liabilities......................................................                26,188                    26,737
                                                                                     -------------------  ------------------------

  Total liabilities..............................................................             1,973,397                 2,093,265

Commitments and contingencies
Minority interest................................................................                 5,373                     5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures
  of the Company.................................................................               296,101                   296,101
Stockholders' equity (deficit):
  Common stock of $.01 par value, authorized 155,000,000 shares, 65,230,853 shares
  issued and outstanding as of March 31, 2001 and December 31, 2000..............                   652                       652
  Additional paid-in capital.....................................................               825,229                   825,147
  Accumulated deficit............................................................           (2,347,185)               (2,331,218)
  Accumulated other comprehensive loss ..........................................               (2,285)                  (12,483)
                                                                                     -------------------  ------------------------

                                                                                            (1,523,589)               (1,517,902)

   Less:
      Common stock held in treasury, at cost, 2,213,537 shares as of March 31, 2001
          and December 31, 2000..................................................              (27,376)                  (27,376)
      Grantor stock trust, at market, 1,915,935 shares as of March 31, 2001 and
          December 31, 2000......................................................                 (135)                      (60)
                                                                                     -------------------  ------------------------

  Total stockholders' deficit ...................................................           (1,551,100)               (1,545,338)
                                                                                     -------------------  ------------------------

  Total liabilities and stockholders' deficit....................................          $    723,771           $       849,988
                                                                                     ===================  ========================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                               FOR THE THREE MONTHS        FOR THE THREE MONTHS
                                                                               ENDED MARCH 31, 2001        ENDED MARCH 31, 2000
                                                                            ---------------------------  -------------------------
Total net revenues......................................................              $        529,834           $        637,992
                                                                            ---------------------------  -------------------------

Costs and expenses:
  Operating costs.......................................................                       486,143                    581,434
  Corporate general and administrative..................................                        30,413                     42,795
  Provision for losses on accounts receivable...........................                         7,814                      9,033
  Depreciation and amortization.........................................                         8,522                     14,416
  Interest, net (contractual interest expense of $35,623 and $51,041 for
    the three months ended March 31, 2001 and 2000, respectively).......                         4,720                      8,224
   Gain on sale of assets...............................................                          (32)                    (8,952)
                                                                            ---------------------------  -------------------------

  Total costs and expenses before reorganization costs..................                       537,580                    646,950
                                                                            ---------------------------  -------------------------

Losses before reorganization costs and income taxes.....................                       (7,746)                    (8,958)
Reorganization costs, net...............................................                         8,198                    156,645
                                                                            ---------------------------  -------------------------

Losses before income taxes..............................................                      (15,944)                  (165,603)
Income taxes............................................................                            23                         58
                                                                            ---------------------------  -------------------------

Net losses..............................................................              $       (15,967)           $      (165,661)
                                                                            ===========================  =========================

Net losses per common and common equivalent share:
  Basic.................................................................              $         (0.26)           $         (2.78)
                                                                            ===========================  =========================
  Diluted...............................................................              $         (0.26)           $         (2.78)
                                                                            ===========================  =========================

Weighted average number of common and common equivalent shares outstanding:
  Basic.................................................................                        61,101                     59,523
                                                                            ===========================  =========================
  Diluted...............................................................                        61,101                     59,523
                                                                            ===========================  =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                            FOR THE THREE MONTHS       FOR THE THREE MONTHS
                                                            ENDED MARCH 31, 2001       ENDED MARCH 31, 2000
                                                          -------------------------  --------------------------
Net losses............................................            $       (15,967)           $       (165,661)

Foreign currency translation adjustments, net of tax..                      10,198                     (4,544)
                                                          -------------------------  --------------------------

Comprehensive losses..................................            $        (5,769)           $       (170,205)
                                                          =========================  ==========================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                FOR THE THREE MONTHS       FOR THE THREE MONTHS
                                                                                ENDED MARCH 31, 2001       ENDED MARCH 31, 2000
                                                                              -------------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net losses...............................................................           $       (15,967)          $       (165,661)
                                                                              -------------------------  -------------------------
Adjustments to reconcile net losses to net cash used for operating activities:
    Reorganization costs, net..............................................                      8,198                    156,645
    Depreciation and amortization..........................................                      8,522                     14,416
    Provision for losses on accounts receivable............................                      7,814                      9,033
    Gain on sale of assets, net............................................                       (32)                    (8,952)
    Other, net.............................................................                      7,883                      (482)
Changes in operating assets and liabilities:
    Accounts receivable....................................................                    (4,554)                    (6,071)
    Other current assets...................................................                        755                        151
    Income taxes payable...................................................                         84                      4,653
    Other current liabilities..............................................                   (13,100)                    (8,933)
                                                                              -------------------------  -------------------------
Net cash used for operating activities before reorganization costs.........                      (397)                    (5,201)
Net cash paid for reorganization costs.....................................                    (3,288)                      (998)
                                                                              -------------------------  -------------------------
    Net cash used for operating activities.................................                    (3,685)                    (6,199)
                                                                              -------------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net................................................                    (9,760)                    (9,360)
  Proceeds from sale of assets held for sale...............................                     13,656                      5,690
  Decrease (increase) in long-term notes receivable........................                        211                      1,510
  Decrease (increase) in other assets......................................                        552                    (4,569)
                                                                              -------------------------  -------------------------
     Net cash provided by (used for) investing activities..................                      4,659                    (6,729)
                                                                              -------------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under Revolving Credit Agreement (postpetition) ...........                    (2,517)                     22,021
   Long-term debt borrowings...............................................                      3,119                      6,478
   Long-term debt repayments (prepetition).................................                          -                   (11,785)
   Principal payments on prepetition debt authorized by Bankruptcy Court...                      (234)                      (992)
   Conversion of Mediplex 6.5% Convertible Subordinated Debentures due
       2003................................................................                          -                          -
  Net proceeds from issuance of common stock...............................                          -                          -
  Purchases of treasury stock..............................................                          -                          -
  Other financing activities...............................................                          4                        (6)
                                                                              -------------------------  -------------------------
     Net cash provided by financing activities.............................                        372                     15,716
                                                                              -------------------------  -------------------------
Effect of exchange rate on cash and cash equivalents.......................                        851                       (98)
                                                                              -------------------------  -------------------------
Net increase in cash and cash equivalents..................................                      2,197                      2,690
Cash and cash equivalents at beginning of year.............................                     37,589                     25,047
                                                                              -------------------------  -------------------------
Cash and cash equivalents at end of period.................................            $        39,786            $        27,737
                                                                              =========================  =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                           (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS         FOR THE THREE MONTHS
                                                                      ENDED MARCH 31, 2001         ENDED MARCH 31, 2000
                                                                    --------------------------  ----------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (received) during period for:

             Interest net of $21 and $15 capitalized during the three months
                  ended March 31, 2001 and 2000, respectively.....        $         5,161                $          7,732
                                                                    ==========================  ============================

             Income taxes.........................................        $         (176)                $         (2,836)
                                                                    ==========================  ============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter collectively referred to as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical supply services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical supply services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. The Company also provides long-term care services in Germany. The Company's operations in Australia were placed in receivorship by its secured creditors in September 2000. See Notes 5 and 14, which describe certain operations that the Company has sold or intends to sell.

     In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 2001 and December 31, 2000, and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

     Certain amounts in the 2000 consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation.

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

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and note holders of approximately two-thirds of it outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. As of October 1, 2000, the parties to the agreement in principle have the right to withdraw from the agreement in principle, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms agreed to with the significant creditor constituents.

     The Company's exclusive period to file a plan of reorganization has been extended to July 9, 2001 and to solicit acceptances of the plan has been extended to September 7, 2001.

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

                                                                           March 31, 2001              December 31, 2000
                                                                      -------------------------    --------------------------
                                                                                          (in thousands)
                                                                      -------------------------------------------------------
Revolving Credit Facility                                                         $    436,438                  $    433,319
Credit Facility Term Loans                                                             358,981                       358,981
Senior Subordinated Notes dues 2007                                                    250,000                       250,000
Senior Subordinated Notes due 2008                                                     150,000                       150,000
Interest payable                                                                       101,856                       102,094
Convertible Subordinated Debentures due 2004                                            83,300                        83,300
Prepetition trade and other miscellaneous claims                                        62,933                        65,834
Mortgage notes payable due at various dates through 2005                                46,152                        46,214
Other long-term debt                                                                    15,678                        15,984
Industrial Revenue Bonds                                                                 8,620                         8,620
Capital leases                                                                           7,420                         8,039
Senior Subordinated Notes due 2002                                                       6,161                         6,161
Convertible Subordinated Debentures due 2003                                             1,382                         1,382
                                                                      -------------------------    --------------------------
     Total liabilities subject to compromise                                      $  1,528,921                  $  1,529,928
                                                                      =========================    ==========================

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "liabilities subject to compromise" at March 31, 2001 and December 31, 2000 due to the Company's chapter 11 filing and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which have been or may be rejected. The Bankruptcy Code generally accords priority to claims and expenses in the following order. First, distributions are made to secured creditors to the extent of their interest in collateral. Unencumbered assets, or the value thereof, are distributed in the following order: to holders of super-priority claims, such as the lenders under the debtor-in-possession financing (the "DIP Financing Agreement"), holders of administrative expense claims, holder of claims for wages and salaries, holders of claims with respect to contributions to employee benefit plans, holders of certain tax claims, holders of unsecured claims and holders of equity interests.

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

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing. The Revolving Credit Agreement was amended as of September 21, 2000 and April 20, 2001 (as amended, the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company of $175.0 million, but not to exceed the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory. In April 2001, the Company elected to reduce the maximum amount it could borrow under the DIP Financing Agreement from $200.0 million to $175.0 million. The DIP Financing Agreement expires on October 14, 2001.

     Twelve states have objected to the entry of the order of the Bankruptcy Court approving the DIP Financing Agreement because the order prohibited the states from offsetting certain amounts the Company may have owed to the states against amounts the states owed to the Company under the Medicaid program. The states contend that the order constituted a suit against the states in violation of the Eleventh Amendment of the United States Constitution. The Bankruptcy Court overruled such objection and the states have appealed, which appeal is currently pending before the United States District Court for the District of Delaware. A decision of the District Court reversing the order of the Bankruptcy Court could reduce the amount of funds available to the Company under the DIP Financing Agreement. There can be no assurance that the amount available to the Company under the DIP Financing Agreement will be sufficient to fund the Company's operations until a plan of reorganization is confirmed by the Bankruptcy Court or that the Company will meet required financial and operating covenants under the DIP Financing Agreement.

     In July 2000 and April 2001, the Company obtained waivers on several defaults under the DIP Financing Agreement including the EBITDA financial covenant. In each instance, the DIP Financing Agreement was subsequently amended to adjust the EBITDA covenants. If the Company is unable to comply with the covenants contained in the amended DIP Financing Agreement or is unable to obtain a waiver of any future covenant violation, then the Company would lose its ability to borrow under the amended DIP Financing Agreement for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the amended DIP Financing
Agreement was repaid. In such event, the Company's liquidity would be insufficient to fund the Company's ongoing operations. See "Note 3 - Debtor-in-Possession Financing".

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

     The components of reorganization costs, net are as follows for the periods indicated (in thousands):

                                                                 For the Three Months          For the Three Months
                                                                 Ended March 31, 2001          Ended March 31, 2000
                                                               -------------------------     -------------------------
Reorganization Costs:
Professional fees                                                       $         5,226                $        4,580
Loss on sale of assets                                                            2,778                       152,669

Other                                                                               900                             -
Write-off of debt discounts and deferred issuance costs                               -                             -
Gain on sale of assets                                                                -                             -
Less interest earned on accumulated cash                                          (706)                         (604)
                                                               -------------------------     -------------------------
   Total                                                                $         8,198              $        156,645
                                                               =========================     =========================

(3)  DEBTOR-IN-POSSESSION FINANCING

     Beginning with February 15, 2001, interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 1.25% or the London Interbank Borrowing Offer Rate ("LIBOR") plus 3.75% and is payable in arrears on each Interest Payment Date. The one-month LIBOR was approximately 5.1% at March 31, 2001 and 6.6% at December 31, 2000. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 3.0% and is payable daily. The ABR was approximately 8.0% and 9.5% at March 31, 2001 and December 31, 2000, respectively.

     The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the other Company debtors pursuant to the agreement. Under the terms of the agreement, the obligations of the DIP Lenders (the "DIP Obligations") constitute allowed super-priority administrative expense claims pursuant to Section 364(c) of the Bankruptcy Code (subject to a carve-out for certain professional fees and expenses incurred by the Company Debtors). The DIP Obligations are secured by perfected liens on all or substantially all of the assets of the Company Debtors (excluding bankruptcy causes of action), the priority of which liens (relative to prepetition creditors having valid, non-avoidable, perfected liens in those assets and to any "adequate protection" liens granted by the Bankruptcy Court) is established in the Initial Company DIP Order and the related cash collateral order entered by the Bankruptcy Court (the "Initial Company Cash Collateral Order"). The Bankruptcy Court has also granted certain prepetition creditors of the Company Debtors replacement liens and other rights as "adequate protection" against any diminution of the value of their existing collateral in which such creditors had valid non-avoidable and perfected liens as of the Petition Date. The discussion contained in this paragraph is qualified in its entirety by reference to the Interim Company DIP Order and the Initial Company Cash Collateral Order, and reference should be made to such orders, which are available from the Bankruptcy Court, for a more complete description of the terms.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At March 31, 2001, approximately $125.2 million was available under the DIP Financing Agreement of which the Company had borrowed $64.5 million and had issued letters of credit of approximately $35.1 million. At December 31, 2000, approximately $138.7 million was available under the DIP Financing Agreements of which the Company had borrowed $66.5 million and had issued letters of credit outstanding of approximately $34.7 million under the DIP Financing Agreement. Peak borrowings under the agreement for the three months ended March 31, 2001 and 2000 were $88.8 and $51.6 million, respectively, with an effective interest rate for the three months ended March 31, 2001 and 2000 of approximately 8.8%.

     The DIP Financing Agreement provides that the Company must comply with certain financial covenants which include a limitation on capital expenditures and a minimum amount on the last day of each month of EBITDA. The following is a brief summary of the limitations on capital expenditures and the minimum specified month end requirement for EBITDA.

         Capital Expenditures Aggregate Limitations on Corporate Headquarters:

         $   6,000,000              During each fiscal year until maturity

         Capital Expenditures on Domestic Healthcare Facilities:

         $  49,300,000              During each fiscal year until maturity


     Minimum cumulative EBITDA at month end for the preceding continuous six-month period:

         Four months ending           April          2001         $   3,000,000
         Five months ending           May                             6,000,000
         Six months ending            June                            8,400,000
         Six months ending            July                           13,200,000
         Six months ending            August                         17,300,000
         Six months ending            September                      21,000,000
         Six months ending            October                        26,400,000

     The Company believes that it will have sufficient liquidity to meet its operational needs for the next 12 months assuming that (i) the Company maintains its ability to borrow under the DIP Financing Agreement until emergence from bankruptcy, (ii) if the Company has not emerged from bankruptcy by October 14, 2001 that it is able to extend the DIP Financing Agreement or enter into a new DIP Financing Agreement under substantially similar terms, and (iii) the Company does not experience any material and adverse decrease in its results of operations. This is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to a number of factors, including, but not limited to, the Company's ability to divest unprofitable facilities, operate its business consistent with plan, comply with the covenants of the DIP Financing Agreement, negotiate a Plan of Reorganization and emerge from bankruptcy, and negotiate an acceptable global settlement with the federal government. The Company will need to obtain emergence financing in order to emerge from bankruptcy. The Company is in discussions with potential lenders for emergence financing.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Long-term debt consisted of the following as of the periods indicated (in thousands):

                                                                                          March 31, 2001         December 31, 2000
                                                                                        -------------------     --------------------
Senior Credit Facility:
   Revolving Credit Facility (see below)..............................................    $    436,438 (1)        $     433,319  (1)
   Credit Facility Term Loans (see below).............................................         358,981 (1)              358,981  (1)
9 1/2% Senior Subordinated Notes due 2007.............................................         250,000 (1)              250,000  (1)
9 3/8% Senior Subordinated Notes due 2008.............................................         150,000 (1)              150,000  (1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum..............          83,300 (1)               83,300  (1)
DIP Financing Agreement...............................................................          64,511                   67,027
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0%
  to 11.4%, collateralized by various facilities......................................          53,359 (2)               53,517  (2)
Mortgage notes payable in Australian dollars due at various dates through 2001,
  interest from 7.6 % to 8.04% collateralized by various facilities in Australia......          12,980                   12,980
Industrial Revenue Bonds..............................................................           8,785 (3)                8,785  (3)
Mortgage notes payable in German marks due at various dates through 2003, interest at
  rates from 6.3% to 6.8%, collateralized by various facilities in Germany............           7,978                    7,978
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum.....................           6,161 (1)                6,161  (1)
Convertible Subordinated Debentures due 2003, interest at 6 1/2% per annum............           1,382 (1)                1,382  (1)
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.5% per annum, collateralized by various facilities in the United
  Kingdom.............................................................................               -                   31,354
Other long-term debt..................................................................          28,513 (4)               29,427  (4)
                                                                                        -------------------     --------------------

Total long-term debt..................................................................       1,462,388                1,494,211
Less long-term debt subject to compromise.............................................     (1,356,712)              (1,353,961)
Less current portion of long-term debt................................................        (81,972)                 (86,039)
                                                                                         -------------------    --------------------

Long-term debt, net of current portion................................................    $     23,704            $      54,211
                                                                                         ===================     ===================

     Long-term debt at March 31, 2001 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds, other debt and the Company's foreign debt obligations.

     Long-term debt at December 31, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $85.4 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to December 31, 2000 and the Company's foreign debt obligations.

(1)  Classified   as   liabilities   subject  to  compromise  in  the  Company's
     consolidated balance sheets.

(2) Approximately $46,152 and $46,214 classified as liabilities subject to compromise in the Company's consolidated balance sheets as of March 31, 2001 and December 31, 2000, respectively.

(3) Approximately $8,620 classified as liabilities subject to compromise in the Company's consolidated balance sheets as of March 31, 2001 and December 31, 2000.

(4) Approximately $15,678 and $15,984 classified as liabilities aubject to compromise in the Company's consolidated balance sheets as of March 31, 2001 and December 31, 2000, respectively.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of March 31, 2001 is as follows (in thousands):

                                                            March 31, 2001
                                                       ------------------------

2001.................................................            $        81,972
2002.................................................                     11,884
2003.................................................                        516
2004.................................................                        579
2005.................................................                      5,185
Thereafter...........................................                      5,540
                                                        ------------------------
                                                                 $       105,676
                                                        ========================


     The Company has letters of credit outstanding under its prepetition credit facilities and under its DIP Financing Agreement. As of March 31, 2001, total letters of credit outstanding totaled approximately $44.5 million of which approximately $9.4 million and $35.1 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of December 31, 2000, total letters of credit outstanding totaled approximately $48.1 million of which approximately $13.4 million and $34.7 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively.

(5)      IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

     In December 2000, the Company entered into agreements to divest its operations in the United Kingdom. The sale of the United Kingdom facilities, consisting of 146 inpatient facilities with 8,326 licensed beds, was completed in January 2001. No material cash consideration was received for these operations, but the Company was released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon sale. The Company has also entered into purchase agreements for the sale of its operations in Germany and Australia. The Company had previously recorded its estimates of losses on the sales of its Australia and German operations. There can be no assurance that the Company will successfully divest its operations in Germany and Australia or that it will receive any proceeds from the sale of those operations.

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

(B)  ASSETS HELD FOR SALE

     As of March 31, 2001, the Company identified for divestiture 26 skilled nursing facilities with 3,306 licensed beds. The net revenues and operating losses for these 26 facilities were approximately $112.9 million and $1.8 million, respectively, for the year ended December 31, 2000. The Company previously recorded a charge in reorganization costs, net, to reduce the carrying value these facilities to the Company's estimate of selling value less costs.

     In January 2001, the Company sold its medical supply operations, SunChoice, to Medline Industries, Inc. ("Medline") for proceeds of approximately $16.6 million in exchange for the SunChoice assets, including the SunChoice account receivables. The Company had previously recorded a loss of approximately $59.4 million to reduce the carrying value of its medical supplies operations in reorganization costs, net.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During the three months ended March 31, 2001, the Company divested 11 skilled nursing facilities with 1,157 licensed beds. The net revenues and net operating losses for the year ended December 31, 2000 for these 11 facilities were approximately $45.9 million and $4.4 million, respectively. The aggregate net loss on disposal during the three months ended March 31, 2001 for these divestitures was approximately $6.6 million, which is included in reorganization costs, net, in the Company's consolidated statements of losses. The Company also recorded losses during the year ended December 31, 2000 to reduce the carrying value of certain of these facilities to the Company's estimates of selling value less selling costs. See "Note 2 - Petitions for Reorganization under Chapter 11."

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. All divestitures require Bankruptcy Court approval. See "Note 14 - Subsequent Events."

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of March 31, 2001 and the losses or gains on the sale of assets and the losses on assets held for sale for the three months ended March 31, 2001. The gains and losses are recorded in gain and losses on sale of assets, net, and in reorganization costs, net in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11."

                                                                  Carrying
                                                                   Amount                Losses                Gains
                                                                   ------                ------                -----
International operations..................................         $     35,991           $     4,158          $         -
Inpatient facilities......................................                    -                     -                1,488
Other non-core businesses.................................                3,410                   147                   71
                                                             -------------------   -------------------   ------------------
                                                                   $     39,401           $     4,305          $     1,559
                                                             ===================   ===================   ==================

(6)  COMMITMENTS AND CONTINGENCIES

         (A)      CONSTRUCTION COMMITMENTS

     The Company had construction commitments of approximately $1.2 million as of March 31, 2001, under various contracts in the United States. These include contractual commitments to improve existing facilities and to complete construction on a corporate office building.

        (B)      LITIGATION

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See "Note 9 - Other Events."

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

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's consolidated statement of losses for the three months ended March 31, 2001 and 2000 excluded the dividends as the fair value of the dividends was immaterial.

(8)  NET LOSSES PER SHARE

     Basic net losses per share is based upon the weighted average number of common shares outstanding during the period. Diluted net losses per share amounts for the three month periods ended March 31, 2001 and 2000 are the same as basic net losses per share amounts for those periods because the impact of convertible securities is anti-dilutive.

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

     In May 1999, a former employee of the Company's long-term care subsidiary, SunBridge, filed a proposed class action complaint against SunBridge in the Western District of Washington (the "SunBridge Action"). The plaintiff sought to represent certain current and former employees of SunBridge who were allegedly not paid appropriate wages under federal and state law since May 1996. In August 1999, several former employees of the Company's therapy subsidiary, SunDance, filed a proposed class action complaint against SunDance in the Western District of Washington (the "SunDance Action"). The plaintiffs sought to represent certain current and former employees of SunDance who were allegedly not paid appropriate wages under federal and state law since August 1996. The plaintiffs in both of these actions are represented by the same legal counsel. These lawsuits are currently stayed as a result of the Company's pending Chapter 11 cases. In June 2000, the plaintiffs in the SunBridge Action and the SunDance Action filed motions in the Bankruptcy Court seeking to certify the respective classes they seek to represent and an enlargement of the bar date for their class members. Plaintiffs filed claims in the pending Chapter 11 cases in the amount of $780.0 million in the SunDance Action and $242.0 million in the SunBridge Action, plus interest, costs and attorney fees. Although the Company and its subsidiaries intend to vigorously defend themselves in these matters, there can be no assurance that the outcome of either of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

     The DOJ and the Company are having ongoing discussions and the Company expects to enter into a global settlement of these investigations. Such settlement would include a monetary payment to the government and a requirement that the Company enter into a corporate integrity agreement with the HHS' Office of Inspector General requiring the Company to implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such settlement or any other outcome of the investigations will have a material adverse effect on the Company's financial condition or results of operations. As of March 31, 2001, the Company has accrued approximately $4.7 million to cover professional services related to the matter.

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

(10) SUMMARIZED FINANCIAL INFORMATION

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Debentures and the 11.75% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

                                                                              March 31, 2001             December 31, 2000
                                                                          ------------------------    ------------------------
Current assets................................................                     $       68,645              $       73,060
Noncurrent assets.............................................                             76,338                      76,668
Current liabilities...........................................                             12,479                       8,720
Noncurrent liabilities........................................                             50,547                      50,632
Due to parent.................................................                            221,309                     231,487


                                                                      For the Three Months Ended      For the Three Months
                                                                            March 31, 2001            Ended March 31, 2000
                                                                      ----------------------------  --------------------------
Net Revenues ..................................................                   $       110,146           $         110,309
Costs and expenses ............................................                         (107,055)                   (105,219)
                                                                      ----------------------------  --------------------------

Earnings before intercompany charges and income
     taxes.....................................................                             3,091                       5,090

Intercompany charges (1) ......................................                           (1,332)                    (23,711)
                                                                      ----------------------------  --------------------------

Net income (loss)..............................................                   $         1,759           $        (18,621)
                                                                      ============================  ==========================

(1) Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $1.9 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively. Intercompany interest charged to Mediplex for the three months ended March 31, 2000 for advances from Sun was approximately $20.0 million. Sun discontinued charging Mediplex for interest during 2000 due to the Chapter 11 filing.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) SEGMENT INFORMATION

OVERVIEW

     INPATIENT SERVICES. At March 31, 2001, Sun operated 292 long-term, subacute care and assisted living facilities (consisting of 274 skilled nursing facilities, two assisted living facilities and 16 rehabilitation hospitals) in 26 states with 31,746 licensed beds in the United States primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Included in these 292 facilities are 26 facilities with 3,306 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At March 31, 2001, Sun provided therapy services and supplies to 873 facilities in 39 states, 613 of which were operated by nonaffiliated parties. The Company is currently soliciting offers to purchase its SunCare respiratory therapy supply operations.

     PHARMACEUTICAL  SERVICES.  The  Company  provides  pharmaceutical  services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of March 31, 2001, Sun operated 33 regional pharmacies, seven in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 680 long-term and subacute care facilities in 21 states, 435 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice.

     INTERNATIONAL OPERATIONS. As of March 31, 2001, the Company held a majority interest in Heim Plan-Uternehmensgruppe, an operator of 16 long-term care facilities in Germany with 1,251 licensed beds. In addition, the Company provides pharmaceutical services in Germany. The Company entered into a purchase agreement in April 2001 to sell its operations in Germany yet can give no assurances that the sale will be completed.

     The operations include 38.2% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that operated 10 facilities with 629 licensed beds. The Company's operations in Australia also include five hospitals with 335 beds. In September 2000, the Company's operations in Australia were placed in receivorship by its secured creditors. In April 2001, the receiver entered into a purchase agreement for the sale of the Australia operations. The Company cannot give any assurance that it will receive any proceeds from the sale. The Company sold its operations in Spain in October 2000 consisting of 11 facilities with 1,688 beds. The Company sold its operations in the United Kingdom in February 2001 consisting of 146 inpatient facilities with 8,326 licensed beds. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale and "Note 14 - Subsequent Events" in the Company's consolidated financial statements.

     OTHER OPERATIONS. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). Careerstaff derives approximately 50% of its revenues from skilled nursing facilities, 30% from schools and governmental agencies and 20% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At March 31, 2001, CareerStaff had 26 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas. The Company is currently soliciting offers to purchase its temporary therapy staffing service business.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Through SunAlliance Healthcare Services, Inc. ("SunAlliance") and SunPlus Home Health Services, Inc. ("SunPlus"), the Company provides mobile radiology, medical laboratory and home healthcare services in certain locations. Through Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, the Company develops certain software for use in the long-term care industry. Shared Healthcare Systems, Inc. which is a majority-owned subsidiary of the Company, did not commence a case under Chapter 11 of the U.S. Bankruptcy Code.

                              Segment Information
                                (in thousands):

                                    Rehabilitation
                                         and        Pharmaceutical
                                      Respiratory     and Medical
                          Inpatient    Therapy          Supply      International   Other                 Intersegment
                          Services     Services        Services      Operations   Operations  Corporate   Eliminations Consolidated
                         ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2001

Total Net Revenues....... $ 396,907   $     46,258     $     65,654   $   21,750   $  45,804     $   177   $ (46,716)   $   529,834
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable.   389,424         41,429           59,989       20,900      46,534      12,810     (46,716)       524,370
Depreciation and
  amortization...........     3,450            484              835            -         742       3,011            -         8,522
Interest, net............     1,219             29                4        1,133          23       2,313            -         4,721
                          ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ------------
Earnings (losses) before
  corporate allocations..     2,814          4,316            4,826        (283)     (1,495)    (17,957)            -       (7,779)
Corporate interest
  allocation.............         -              -                -            -           -           -            -             -
Corporate management fees     9,844          1,157            1,569            -       1,115    (13,685)            -             -
                          ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ------------
Net segment earnings
  (losses)............... $ (7,030)     $    3,159     $      3,257     $  (283)     $(2,610)   $(4,272)    $       -     $ (7,779)
                          ==========  =============  ===============  ===========  ==========  ==========  ===========  ============
Intersegment revenues.... $   (127)     $   26,620     $     17,734     $      -     $  2,489   $      -    $ (46,716)    $       -
Identifiable segment
   assets................ $ 372,734     $   41,725     $     50,844     $      -     $ 77,413   $595,652    $(414,597)    $ 723,771
Segment capital                         $
   expenditures, net..... $   4,356     $      113     $        277     $    537     $    730   $  3,747    $        -    $   9,760

FOR THE THREE MONTHS ENDED
MARCH 31, 2000

Total Net Revenues........$ 438,272     $   57,516     $     73,831     $ 75,136     $ 49,780   $     88    $ (56,631)    $ 637,992
Operating expenses,
  corporate general and
  administrative expenses,
  and provision for losses
  on accounts receivable... 421,794         47,353           70,467       75,323      49,945      24,946     (56,566)       633,262
Depreciation and
  amortization.............   5,542            994            1,348        2,502       1,739       2,356         (65)        14,416
Interest, net..............   2,407             48               17        2,983       1,415       1,354            -         8,224
                          ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ------------
Earnings (losses) before
  corporate allocations....   8,529          9,121            1,999      (5,672)     (3,319)    (28,568)            -      (17,910)
Corporate interest
  allocation...............   6,209          2,834            2,693        4,443       2,103    (18,282)            -             -
Corporate management fees..  17,315          2,285            2,932          742       1,807    (25,081)            -             -
                          ----------  -------------  ---------------  -----------  ----------  ----------  -----------  ------------
Net segment earnings
  (losses).................$(14,995)    $    4,002     $    (3,626)    $(10,857)    $(7,229)    $ 14,795    $       -    $ (17,910)
                          ==========  =============  ===============  ===========  ==========  ==========  ===========  ============
Intersegment revenues......$     150    $   31,480     $     20,962    $       -    $  2,748    $      -    $(55,340)    $        -
Identifiable segment assets$ 356,637    $   67,942     $    106,266    $ 112,035    $114,869    $1,155,406  $(680,070)   $1,233,085
Segment capital
expenditures, net..........$   2,409    $     (22)     $        253    $   2,085    $    246    $  4,389    $       -    $    9,360

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

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                     COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                  ---------------  ---------------  ----------------   -------------  --------------
Current assets:
   Cash and cash equivalents...................  $        32,886     $      2,516    $        4,384     $         -    $     39,786
   Accounts receivable, net....................              (1)          186,600             7,053           (977)         192,675
   Other receivables, net......................          264,913        (188,617)          (72,357)               -           3,939
   Inventory, net..............................                -           21,604               293               -          21,897
   Prepaids and other assets...................            1,647            4,958               125               -           6,730
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          299,445           27,061          (60,502)           (977)         265,027

Property and equipment, net....................           62,724          100,496            16,217               -         179,437
Goodwill, net..................................                -          185,486               133               -         185,619
Notes receivable, net..........................                -           14,343                 -               -          14,343
Assets held for sale...........................                -            3,410            35,991               -          39,401
Other assets, net..............................           11,805           25,650             2,489               -          39,944
Investment in subsidiaries.....................      (1,738,077)                -                 -       1,738,077               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................   $  (1,364,103)     $    356,446    $      (5,672)     $ 1,737,100    $    723,771
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Current portion of long-term debt...........   $       64,510     $        164    $       17,298     $         -    $     81,972
   Current portion of obligations under capital
     leases....................................                -             (28)               276               -             248
   Accounts payable............................            4,856           24,331             6,495           (977)          34,705
   Accrued compensation and benefits...........           21,332           63,857             3,199               -          88,388
   Accrued interest............................              345            7,843               109               -           8,297
   Accrued self-insurance obligations..........         (14,639)           69,410             1,955               -          56,726
   Other accrued liabilities...................           51,576           56,911             2,258               -         110,745
   Income tax payables.........................           21,724          (8,159)              (62)               -          13,503
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................          149,704          214,329            31,528           (977)         394,584

Long-term debt, net of current portion.........                -            6,644            17,060               -          23,704
Obligations under capital leases, net of current
  portion......................................                -              107             (107)               -               -
Other long-term liabilities....................                -           25,269               919               -          26,188
Deferred taxes.................................            (414)              414                 -               -               -
Liabilities subject to compromise (see Note 2).        1,429,816           99,006                99               -       1,528,921
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,579,106          345,769            49,499           (977)       1,973,397

Intercompany payables/(receivables)............      (1,692,785)        1,682,477             5,733           4,575               -
Minority interest..............................                -            6,064             (691)               -           5,373
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of
  the Company..................................         296,101                 -                 -               -         296,101
Total stockholders'  deficit...................      (1,546,525)      (1,677,864)          (60,213)       1,733,502     (1,551,100)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' deficit....   $  (1,364,103)     $    356,446     $     (5,672)     $ 1,737,100    $    723,771
                                                  ===============  ===============  ================   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                      COMBINED         COMBINED
                                                      PARENT         GUARANTOR       NON-GUARANTOR
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                  ---------------  ---------------  ----------------   -------------  --------------
Current assets:
   Cash and cash equivalents...................      $    31,319       $      938      $      5,332        $      -     $    37,589
   Accounts receivable, net....................                -          189,216             7,485         (1,339)         195,362
   Inventory, net..............................                -           22,389               287               -          22,676
   Prepaids and other assets...................              367            4,198               128               -           4,693
   Other receivables, net......................          291,679        (186,677)          (98,106)               -           6,896
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current assets.........................          323,365           30,064          (84,874)         (1,339)         267,216
Goodwill, net..................................                -          187,781               224               -         188,005
Property and equipment, net....................           63,643          100,888            15,754               -         180,285
Assets held for sale...........................                -           17,567           138,775               -         156,342
Notes receivable, net..........................                -           14,554                 -               -          14,554
Other assets, net..............................           13,968           26,951             2,667               -          43,586
Investment in subsidiaries.....................      (1,711,962)                -                 -       1,711,962               -
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total assets.................................   $  (1,310,986)     $    377,805      $     72,546     $ 1,710,623     $   849,988
                                                  ===============  ===============  ================   =============  ==============

Current liabilities:
   Accrued compensation and benefits...........   $       25,640     $     60,461      $     15,876     $         -     $   101,977
   Current portion of long-term debt...........           67,027              187            18,825               -          86,039
   Accrued self-insurance obligations..........          (5,429)           54,315             1,851               -          50,737
   Accounts payable............................           10,835           17,006            11,024         (1,339)          37,526
   Income taxes payable........................           21,562          (8,159)              (75)               -          13,328
   Accrued interest............................                -            7,437               351               -           7,788
   Current portion of obligations under capital                -             (28)               276               -             248
     leases....................................
   Other accrued liabilities...................           50,712           68,322            12,159               -         131,193
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total current liabilities....................          170,347          199,541            60,287         (1,339)         428,836
Liabilities subject to compromise (see Note 2).        1,426,821          103,008                99               -       1,529,928
Long-term debt, net of current portion.........                -            6,797            47,414               -          54,211
Obligations under capital leases, net of current
  portion......................................                -               91            53,462               -          53,553
Other long-term liabilities....................                -           25,953               784               -          26,737
                                                  ---------------  ---------------  ----------------   -------------  --------------
  Total liabilities............................        1,597,168          335,390           162,046         (1,339)       2,093,265
Intercompany payables/(receivables)............      (1,683,881)        1,710,218          (26,337)               -               -
Commitments and  contingencies
Minority interest..............................                -            6,062             (102)               -           5,960
Company-obligated manditorily redeemable
  convertible preferred securities of a
  subsidiary trust holding solely 7.0%
  convertible junior subordinated debentures of
  the Company..................................          296,101                -                 -               -         296,101
Total stockholders' equity (deficit)...........      (1,520,374)      (1,673,865)          (63,061)       1,711,962     (1,545,338)
                                                  ---------------  ---------------  ----------------   -------------  --------------
Total liabilities and stockholders' equity
  (deficit)....................................   $  (1,310,986)     $    377,805      $     72,546     $ 1,710,623     $   849,988
                                                  ===============  ===============  ================   =============  ==============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                        CONSOLIDATING STATEMENT OF LOSSES

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR       NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Total net revenues........................   $          177     $    498,481     $      32,138     $      (962)     $    529,834
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs........................                -          455,090            32,015            (962)          486,143
   Corporate general and administrative...           12,608           16,141             1,664                -           30,413
   Depreciation and amortization..........            2,804            5,564               154                -            8,522
   Provision for losses on accounts                       -            7,424               390                -            7,814
  receivable..............................
   Interest, net (contractual interest
     expense of $35,623 for the three
     months ended March 31, 2001).........            2,166            1,418             1,136                -            4,720
   Gain on sale of assets.................                -             (32)                 -                -             (32)
   Equity interest in losses of
     subsidiaries.........................           11,343                -                 -         (11,343)                -
   Intercompany interest expense (income)                 -                -                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses...............           28,921          485,605            35,359         (12,305)          537,580
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges......................         (18,777)           18,831              (54)                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Income (losses) before reorganization costs
  and income taxes........................          (9,967)          (5,955)           (3,167)           11,343          (7,746)
Reorganization costs, net.................            6,000          (1,960)             4,158                -            8,198
Income taxes..............................                -                -                23                -               23
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net income (losses).......................   $     (15,967)     $    (3,995)     $     (7,348)     $     11,343     $   (15,967)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                        CONSOLIDATING STATEMENT OF LOSSES

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                 COMBINED         COMBINED
                                                 PARENT         GUARANTOR       NON-GUARANTOR
                                                COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Total net revenues.........................        $     88      $   551,924       $    87,770       $  (1,790)     $    637,992
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Costs and expenses:
   Operating costs.........................               -          496,687            86,537          (1,790)          581,434
   Corporate general and administrative....          32,837            6,673             3,285                -           42,795
   Depreciation and amortization...........           2,227            9,539             2,650                -           14,416
   Provision for losses on accounts
  receivable...............................               -            8,941                92                -            9,033
   Interest, net (contractual interest
     expense of $51,041 for the three
     months ended March 31, 2000)..........           1,243            3,664             3,317                -            8,224

   Gain on sale of assets..................         (1,989)          (6,963)                 -                -          (8,952)
   Equity interest in losses of
     subsidiaries..........................         207,932                -                 -        (207,932)                -
   Intercompany interest expense (income) .         (5,031)            5,031                 -                -                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
   Total costs and expenses................         237,219          523,572            95,881        (209,722)          646,950
                                             ---------------  ---------------  ----------------  ---------------  ---------------

Intercompany charges.......................       (122,590)          122,180               410                _                -
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Losses before reorganization costs and
  income taxes.............................       (114,541)         (93,828)           (8,521)          207,932          (8,958)
Reorganization costs, net..................          51,062           11,677            93,906                -          156,645
Income taxes...............................              58                -                 -                -               58
                                             ---------------  ---------------  ----------------  ---------------  ---------------
Net losses.................................     $ (165,661)     $  (105,505)     $   (102,427)     $    207,932     $  (165,661)
                                             ===============  ===============  ================  ===============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                --------------  ---------------  -----------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses...................................    $   (15,967)   $    (256,940)     $      (7,348)     $     264,288     $  (15,967)
                                                --------------  ---------------  -----------------  ----------------  --------------
Adjustments to reconcile net losses to net
  cash provided by (used for) operating
  activities:
      Equity interest in losses of subsidiaries        13,186          251,102                  -         (264,288)               -
      Reorganization costs, net..............           6,000          (1,960)              4,158                 -           8,198
      Depreciation and amortization..........           2,804            5,564                154                 -           8,522
      Provision for losses on accounts
        receivable...........................               -            7,424                390                 -           7,814
      Gain on sale of assets.................               -             (32)                  -                 -            (32)
      Other, net.............................         (8,558)           17,894            (1,453)                 -           7,883
Changes in operating assets and liabilities:
   Accounts receivable.......................               -          (5,009)                455                 -         (4,554)
   Other current assets......................          28,356            (985)           (26,616)                 -             755
   Income tax payables.......................           (252)              414               (78)                 -              84
   Other current liabilities.................        (24,905)           13,377            (1,572)                 -        (13,100)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities before reorganization costs.....             664           30,849           (31,910)                 -           (397)
Net cash paid for reorganization costs.......               -          (3,288)                  -                 -         (3,288)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities.................................             664           27,561           (31,910)                 -         (3,685)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net....................         (3,747)          (4,909)            (1,104)                 -         (9,760)
Proceeds from sale of assets held for sale...               -           13,656                  -                 -          13,656
Decrease (increase) in long-term notes                      -              211                  -                 -             211
  receivable.................................
Decrease (increase) in other assets..........               -              552                  -                 -             552
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities.................................         (3,747)            9,510            (1,104)                 -           4,659
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under Revolving Credit Agreement
  (postpetition) ............................         (2,517)                -                  -                 -         (2,517)
Long-term debt borrowings....................           3,119                -                  -                 -           3,119
Principal payments on prepetition debt
  authorized by Bankruptcy Court.............               -            (234)                  -                 -           (234)
Other financing activities...................              13              (5)                (4)                 -               4
Intercompany advances........................           4,025         (36,095)             32,070                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing
  activities.................................           4,640         (36,334)             32,066                 -             372
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash
  equivalents................................           (320)            1,171                  -                 -             851
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash                1,237            1,908              (948)                 -           2,197
  equivalents................................
Cash and cash equivalents at beginning of year         13,049           19,235              5,305                 -          37,589
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period...   $      14,286     $     21,143     $        4,357     $           -     $    39,786
                                                ==============  ===============  =================  ================  ==============


                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(12)  SUMMARIZED CONSOLIDATING INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                   PARENT         GUARANTOR       NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES      SUBSIDIARIES       ELIMINATION     CONSOLIDATED
                                                --------------  ---------------  -----------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net losses...................................    $  (165,661)    $   (105,505)     $    (102,427)      $    207,932    $  (165,661)
                                                --------------  ---------------  -----------------  ----------------  --------------
Adjustments to reconcile net losses to net cash
  provided by (used for) operating activities:
      Equity interest in losses of subsidiaries       207,932                -                  -         (207,932)               -
      Reorganization costs, net..............          51,062           11,677             93,906                 -         156,645
      Depreciation and amortization..........           2,227            9,539              2,650                 -          14,416
      Provision for losses on accounts
        receivable...........................               -            8,941                 92                 -           9,033
      Gain on sale of assets.................         (1,989)          (6,963)                  -                 -         (8,952)
      Other, net.............................           (482)                -                  -                 -           (482)
Changes in operating assets and liabilities:
   Accounts receivable.......................               -          (1,178)            (4,893)                 -         (6,071)
   Other current assets......................         (9,550)          (4,905)             14,606                 -             151
   Income tax payables.......................          18,637         (15,435)              1,451                 -           4,653
   Other current liabilities.................        (17,532)            6,166              2,433                 -         (8,933)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities before reorganization costs.....          84,644         (97,663)              7,818                 -         (5,201)
Net cash paid for reorganization costs.......               -            (998)                  -                 -           (998)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) operating
  activities.................................          84,644         (98,661)              7,818                 -         (6,199)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net....................         (4,389)          (2,886)            (2,085)                 -         (9,360)
Proceeds from sale of assets held for sale...               -                -              5,690                 -           5,690
Decrease (increase) in long-term notes
  receivable.................................               -              209              1,301                 -           1,510
Decrease (increase) in other assets..........          13,309           13,915           (31,793)                 -         (4,569)
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) investing
  activities.................................           8,920           11,238           (26,887)                 -         (6,729)
                                                --------------  ---------------  -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit
  Agreement (postpetition) ..................          22,021                -                  -                 -          22,021
Long-term debt borrowings....................           3,550                4              2,924                 -           6,478
Long-term debt repayments (prepetition)......               -                -           (11,785)                 -        (11,785)
Principal payments on prepetition debt
  authorized by Bankruptcy Court.............               -            (992)                  -                 -           (992)
Other financing activities...................             (6)                -                  -                 -             (6)
Intercompany advances........................       (124,053)           89,670             34,383                 -               -
                                                --------------  ---------------  -----------------  ----------------  --------------
Net cash provided by (used for) financing            (98,488)           88,682             25,522                 -          15,716
  activities.................................
                                                --------------  ---------------  -----------------  ----------------  --------------
Effect of exchange rate on cash and cash                 (98)                -                  -                 -            (98)
  equivalents................................
                                                --------------  ---------------  -----------------  ----------------  --------------
Net increase (decrease) in cash and cash              (5,022)            1,259              6,453                 -           2,690
  equivalents................................
Cash and cash equivalents at beginning of year         13,049            6,693              5,305                 -          25,047
                                                --------------  ---------------  -----------------  ----------------  --------------
Cash and cash equivalents at end of period...      $    8,027      $     7,952      $      11,758        $        -     $    27,737
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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS

         IN ACCORDANCE WITH SOP 90-7, THE DEBTOR ENTITIES ARE REQUIRED TO PRESENT CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2001
                                 (IN THOUSANDS)


                                     ASSETS

                                                                   FILERS      NON-FILERS       ELIMINATION    CONSOLIDATED
                                                                -------------  -------------    -------------  ---------------
Current assets:
  Cash and cash equivalents................................     $     36,633    $     3,153     $          -    $      39,786
  Accounts receivable, net.................................          185,882          7,157            (364)          192,675
  Other receivables, net...................................            3,939              -                -            3,939
  Inventory, net...........................................           20,955            942                -           21,897
  Prepaids and other assets................................            6,654             76                -            6,730
                                                                -------------  -------------    -------------  ---------------

  Total current assets.....................................          254,063         11,328            (364)          265,027


Property and equipment, net................................          163,329         16,108                -          179,437
Goodwill, net..............................................          185,407            212                -          185,619
Notes receivable, net......................................           14,343              -                -           14,343
Assets held for sale.......................................            3,410         35,991                -           39,401
Other assets, net..........................................           34,921          5,023                -           39,944
Investment in subsidiaries.................................        (284,430)              -          284,430                -

                                                                -------------  -------------    -------------  ---------------
  Total assets.............................................     $    371,043    $    68,662      $   284,066    $     723,771
                                                                =============  =============    =============  ===============


                            (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    FILERS         NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                 -------------   ---------------  -------------  ---------------
Current liabilities:
  Current portion of long-term debt..........................    $     64,669     $      17,303    $         -     $     81,972
  Current portion of obligations under capital leases........               -               248              -              248
  Accounts payable...........................................          27,689             7,380          (364)           34,705
  Accrued compensation and benefits..........................          85,515             2,873              -           88,388
  Accrued interest...........................................           8,188               109              -            8,297
  Accrued self-insurance obligations.........................          56,074               652              -           56,726
  Other accrued liabilities..................................         108,363             2,382              -          110,745
  Income tax payables........................................          13,565              (62)              -           13,503
                                                                 -------------   ---------------  -------------  ---------------

  Total current liabilities..................................         364,063            30,885          (364)          394,584

Long-term debt, net of current portion.......................           6,643            17,061              -           23,704
Obligations under capital leases, net of current portion.....               -                 -              -                -
Other long-term liabilities..................................          25,268               920              -           26,188
Liabilities subject to compromise (see Note 2)...............       1,528,921                 -              -        1,528,921
                                                                 -------------   ---------------  -------------  ---------------

  Total liabilities..........................................       1,924,895            48,866          (364)        1,973,397


Minority interest............................................           3,146             2,227              -            5,373
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible
  junior subordinated debentures of the Company..............         296,101                 -              -          296,101
Intercompany.................................................       (301,999)           301,999              -                -

Stockholders' equity (deficit):
  Common stock of $.01 par value, authorized 155,000,000 shares,
    65,230,853 shares issued and outstanding as of March 31,
    2001.....................................................             652               262          (262)              652
  Additional paid-in capital.................................         825,229            44,902       (44,902)          825,229
  Accumulated deficit........................................     (2,347,185)         (327,277)        327,277      (2,347,185)
  Accumulated other comprehensive loss.......................         (2,285)           (2,285)          2,285          (2,285)
                                                                 -------------   ---------------  -------------  ---------------

       Less:
         Common stock held in treasury, at cost, 2,213,537
             shares as of March 31, 2001.....................        (27,376)              (32)             32         (27,376)
         Grantor stock trust, at market, 1,915,935 shares as of
             March 31, 2001..................................           (135)                 -              -            (135)
                                                                 -------------   ---------------  -------------  ---------------

  Total stockholders' deficit ...............................     (1,551,100)         (284,430)        284,430      (1,551,100)
                                                                 -------------   ---------------  -------------  ---------------

  Total liabilities and stockholders' deficit................    $    371,043     $      68,662     $  284,066     $    723,771
                                                                 =============   ===============  =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   FILERS      NON-FILERS       ELIMINATION    CONSOLIDATED
                                                                -------------  -------------    -------------  ---------------
Current assets:
  Cash and cash equivalents.................................       $  32,600      $   4,989     $          -       $   37,589
  Accounts receivable, net..................................         188,366          7,415            (419)          195,362
  Inventory, net............................................          21,726            950                -           22,676
  Prepaids and other assets.................................           4,653             40                -            4,693
  Other receivables, net....................................         104,808       (97,912)                -            6,896
                                                                -------------  -------------    -------------  ---------------
  Total current assets......................................         352,153       (84,518)            (419)          267,216
                                                                                                           -

Goodwill, net...............................................         187,781            224                -          188,005
Property and equipment, net.................................         164,433         15,852                -          180,285
Assets held for sale........................................          17,567        138,775                -          156,342
Notes receivable, net.......................................          14,554              -                -           14,554
Other assets, net...........................................          38,385          5,201                -           43,586
Investment in subsidiaries..................................        (57,143)              -           57,143                -
                                                                -------------  -------------    -------------  ---------------
  Total assets..............................................      $  717,730      $  75,534        $  56,724       $  849,988
                                                                =============  =============    =============  ===============

                            (Continued on next page.)

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    FILERS         NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                 -------------   ---------------  -------------  ---------------
Current liabilities:
  Accrued compensation and benefits..........................       $  86,259        $   15,718        $     -      $   101,977
  Current portion of long-term debt..........................          67,208            18,831              -           86,039
  Accrued self-insurance obligations.........................          50,125               612              -           50,737
  Accounts payable...........................................          26,736            11,209          (419)           37,526
  Income taxes payable.......................................          13,328                 -              -           13,328
  Accrued interest...........................................           7,438               350              -            7,788
  Current portion of obligations under capital leases........               -               248              -              248
  Other accrued liabilities..................................         118,853            12,340              -          131,193
                                                                 -------------   ---------------  -------------  ---------------
  Total current liabilities..................................         369,947            59,308          (419)          428,836

Liabilities subject to compromise (see Note 2)...............       1,529,928                 -              -        1,529,928
Long-term debt, net of current portion.......................           6,797            47,414              -           54,211
Obligations under capital leases, net of current portion.....               -            53,553              -           53,553
Other long-term liabilities..................................          25,953               784              -           26,737
                                                                 -------------   ---------------  -------------  ---------------
  Total liabilities..........................................       1,932,625           161,059          (419)        2,093,265

Commitments and contingencies
Minority interest............................................           3,146             2,814              -            5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7%
  convertible junior subordinated debentures of the Company..         296,101                 -              -          296,101
Intercompany.................................................          31,164          (31,195)             31                -
Stockholders' equity (deficit):
  Preferred stock of $.01 par value, authorized
  5,000,000 shares, none issued..............................               -                 -              -                -
  Common stock of $.01 par value, authorized
  155,000,000 shares, 63,937,302 shares issued and
  64,911,264 outstanding as of December 31, 2000.............             652             2,568        (2,568)              652
  Additional paid-in capital.................................         825,147           273,696      (273,696)          825,147
  Accumulated deficit........................................     (2,331,218)         (320,893)        320,893      (2,331,218)
  Accumulated other comprehensive loss.......................        (12,483)          (12,483)         12,483         (12,483)
                                                                 -------------   ---------------  -------------  ---------------
       Less:
         Common stock held in treasury, at cost, 2,212,983
           shares as of December 31, 2000....................        (27,344)              (32)              -         (27,376)
         Grantor stock trust, at market, 1,915,935 shares as of
           December 31, 2000.................................            (60)                 -              -             (60)
                                                                 -------------   ---------------  -------------  ---------------
  Total stockholders' equity (deficit) ......................     (1,545,306)          (57,144)         57,112      (1,545,338)
                                                                 -------------   ---------------  -------------  ---------------
  Total liabilities and stockholders' equity (deficit).......       $ 717,730        $   75,534      $  56,724      $   849,988
                                                                 =============   ===============  =============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS (CONTINUED)

                        CONSOLIDATING STATEMENT OF LOSSES

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                       FILERS       NON-FILERS     ELIMINATION     CONSOLIDATED
                                                                    -------------  --------------  --------------  ---------------
Total net revenues..............................................    $    496,762     $    33,535      $    (463)      $   529,834
                                                                    -------------  --------------  --------------  ---------------
Costs and expenses:
  Operating costs...............................................         454,149          32,457           (463)          486,143
  Corporate general and administrative..........................          28,974           1,439               -           30,413
  Depreciation and amortization.................................           8,509              13               -            8,522
  Provision for losses on accounts receivable...................           7,722              92               -            7,814
  Interest, net (contractual interest expense of $35,623 for the
   three months ended March 31, 2001)...........................           3,584           1,136               -            4,720
  Gain on sale of assets........................................            (32)               -               -             (32)
  Equity interest in losses of subsidiaries.....................           6,384               -         (6,384)                -
                                                                    -------------  --------------  --------------  ---------------
  Total costs and expenses......................................         509,290          35,137         (6,847)          537,580
Management fee (income) expense.................................           (601)             601               -                -
                                                                    -------------  --------------  --------------  ---------------
Losses before reorganization costs, net and income taxes........        (11,927)         (2,203)           6,384          (7,746)
Reorganization costs, net.......................................           4,040           4,158               -            8,198
Income taxes....................................................               -              23               -               23
                                                                    -------------  --------------  --------------  ---------------
  Net losses....................................................    $   (15,967)     $   (6,384)      $    6,384      $  (15,967)
                                                                    =============  ==============  ==============  ===============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(13)  FILER/NON-FILER FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                 (IN THOUSANDS)

                                                                         FILERS         NON-FILERS     ELIMINATION    CONSOLIDATED
                                                                      --------------  ---------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net losses.......................................................   $    (15,967)    $     (6,384)     $    6,384     $  (15,967)
                                                                      --------------  ---------------  -------------  -------------
  Adjustments to reconcile net losses to net cash provided by (used for)
     operating activities:
  Equity interest in losses of subsidiaries........................           6,384                -        (6,384)              -
  Reorganization costs, net........................................           4,040            4,158              -          8,198
  Depreciation and amortization....................................           8,509               13              -          8,522
  Provision for losses on accounts receivable......................           7,722               92              -          7,814
  Gain on sale of assets...........................................            (32)                -              -           (32)
  Other, net.......................................................          16,142          (8,259)              -          7,883
 Changes in operating assets and liabilities:
    Accounts receivable............................................         (5,079)              525              -        (4,554)
    Other current assets...........................................         (1,500)            2,255              -            755
    Income taxes payable...........................................             237            (153)              -             84
    Other current liabilities......................................         (5,700)          (7,400)              -       (13,100)
                                                                      --------------  ---------------  -------------  -------------
   Net cash provided by (used for) operating activities before
     reorganization costs .........................................          14,756         (15,153)              -          (397)
   Net cash paid for reorganization costs..........................         (3,288)                -              -        (3,288)
                                                                      --------------  ---------------  -------------  -------------
     Net cash provided by (used for) operating activities..........          11,468         (15,153)              -        (3,685)
                                                                      --------------  ---------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net........................................         (8,700)          (1,060)              -        (9,760)
  Proceeds from sale of assets held for sale.......................          13,656                -              -         13,656
  Increase in long-term notes receivable...........................             211                -              -            211
  Decrease (increase) in other assets..............................             552                -              -            552
                                                                      --------------  ---------------  -------------  -------------

     Net cash used for investing activities........................           5,719          (1,060)              -          4,659
                                                                      --------------  ---------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under Revolving Credit Agreement (postpetition) .         (2,517)                -              -        (2,517)
   Long-term debt borrowings.......................................           3,119                -              -          3,119
   Principal payments on prepetition debt authorized by Bankruptcy
     Court ........................................................           (234)                -              -          (234)
   Intercompany advances...........................................        (14,348)           14,348              -              -
   Other financing activities......................................            (25)               29              -              4
                                                                      --------------  ---------------  -------------  -------------
     Net cash provided by (used for) financing activities..........        (14,005)           14,377              -            372
                                                                      --------------  ---------------  -------------  -------------
Effect of exchange rate on cash and cash equivalents...............             851                -              -            851
                                                                      --------------  ---------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...............           4,033          (1,836)              -          2,197
Cash and cash equivalents at beginning of year.....................          18,532           19,057              -         37,589
                                                                      --------------  ---------------  -------------  -------------
Cash and cash equivalents at end of period.........................     $    22,565     $     17,221    $         -     $   39,786
                                                                      ==============  ===============  =============  =============

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

(14)  SUBSEQUENT EVENTS

     From April 1, 2001 through April 30, 2001, the Company divested five skilled nursing facilities with 856 licensed beds. No cash consideration was received by the Company for these facilities. The aggregate net revenues and aggregate net operating losses for the year ended December 31, 2000 for the five skilled nursing facilities were $30.8 million and $1.4 million, respectively. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     In April 2001, the Company began pursuing the disposition of its temporary therapy staffing services operations. No purchase agreements have been entered into at this time and the Company cannot predict when, or if, these operations will be sold. The net revenues and net loss for these operations for the year ended December 31, 2000 were $62.5 million and $0.7 million, respectively.

     Also in April 2001, the receiver for the Company's operations in Australia entered into an agreement to sell those operations. The Company also entered into a purchase agreement for the sale of its operations in Germany. The Company has previously recorded the anticipated loss from the sale of these divisions in reorganization costs, net, and can give no assurances it will receive any proceeds in connection with the sales.

                   SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

OVERVIEW

     INPATIENT SERVICES. At March 31, 2001, Sun operated 292 long-term, subacute care and assisted living facilities (consisting of 274 skilled nursing facilities, two assisted living facilities and 16 rehabilitation hospitals) in 26 states with 31,746 licensed beds in the United States primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Included in these 292 facilities are 26 facilities with 3,306 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy.

     REHABILITATION AND RESPIRATORY THERAPY SERVICES. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At March 31, 2001, Sun provided therapy services and supplies to 873 facilities in 39 states, 613 of which were operated by nonaffiliated parties. The Company is currently soliciting offers to purchase its SunCare respiratory therapy supply operations.

     PHARMACEUTICAL  SERVICES.  The  Company  provides  pharmaceutical  services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of March 31, 2001, Sun operated 33 regional pharmacies, seven in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 680 long-term and subacute care facilities in 21 states, 435 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice.

     INTERNATIONAL OPERATIONS. As of March 31, 2001, the Company held a majority interest in Heim Plan-Uternehmensgruppe, an operator of 16 long-term care facilities in Germany with 1,251 licensed beds. In addition, the Company provides pharmaceutical services in Germany. The Company entered into a purchase agreement in April 2001 to sell its operations in Germany but can give no assurances that the sale will be completed.

     The operations include 38.2% of the equity of Alpha Healthcare Limited ("Alpha"), a publicly held acute care provider in Australia that operated 10 facilities with 629 licensed beds. The Company's operations in Australia also include five hospitals with 335 beds. In September 2000, the Company's operations in Australia were placed in receivorship by its secured creditors. In April 2001, the receiver entered into a purchase agreement for the sale of the Australia operations. The Company cannot give any assurance that it will receive any proceeds from the sale. The Company sold its operations in Spain in October 2000 consisting of 11 facilities with 1,688 beds. The Company sold its operations in the United Kingdom in January 2001 consisting of 146 inpatient facilities with 8,326 licensed beds. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale and "Note 14 - Subsequent Events" in the Company's consolidated financial statements.

     OTHER OPERATIONS. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). Careerstaff derives approximately 50% of its revenues from skilled nursing facilities, 30% from schools and governmental agencies and 20% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At March 31, 2001, CareerStaff had 26 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas. The Company is currently soliciting offers to purchase its temporary therapy staffing service business.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Through SunAlliance Healthcare Services, Inc. ("SunAlliance") and SunPlus Home Health Services, Inc. ("SunPlus"), the Company provides mobile radiology, medical laboratory and home healthcare services in certain locations. Through Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, the Company develops certain software for use in the long-term care industry. Shared Healthcare Systems, Inc. which is a majority-owned subsidiary of the Company, did not commence a case under Chapter 11 of the U.S. Bankruptcy Code.

     CORPORATE HEADQUARTERS. The Company's principal executive offices are located at 101 Sun Avenue, NE, Albuquerque, NM 87109, and its telephone number at such address is (505) 821-3355. The Company maintains a web site at http://www.sunh.com.

REORGANIZATION

     Bankruptcy. On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company obtained debtor-in-possession financing and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note 2, Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     DIVESTITURES. During the three months ended March 31, 2001, Sun divested 11 skilled nursing facilities with 1,157 licensed beds. The Company did not receive any cash consideration from the skilled nursing facility divestitures. The aggregate net operating losses of these skilled nursing facilities were approximately $4.4 million for 2000. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

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

     The Company is actively reviewing its portfolio of facilities and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. The Company is also pursuing the disposition of its operations in Germany and certain non-core businesses, including the sale of its SunCare respiratory therapy supply business. No assurance can be given that these operations will be sold or that, if they are sold, the Company will not experience a material loss on the sales.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESTRUCTURING. The Company's restructuring began in 1998 and is continuing during its bankruptcy cases. The number of full and part-time employees of the Company worldwide has decreased from 80,700 on February 20, 1999 to 57,100 on March 31, 2000, and to 42,032 on March 31, 2001. The decrease in 1999 was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in the corporate management structure. The decreases in 2000 and early 2001 primarily resulted from the disposition of the Company's international operations, medical supplies operations and inpatient facilities. See "Employees."

OTHER OPERATIONS

     During the first quarter of 2001, the Company's other operations included temporary therapy services, assisted living services, home health, software development and other ancillary services. The Company's temporary therapy service operations provided 203,364 temporary therapy staffing hours and 137,513 non-therapy hours to nonaffiliates for the three months ended March 31, 2001 compared to 202,105 temporary therapy staffing hours and 101,255 non-therapy hours to nonaffiliates for the three months ended March 31, 2000. In April 2001, the Company decided to pursue the disposition of its temporary therapy staffing services business.

     The following table sets forth certain operating data for the Company as of the dates indicated:

                                                                                March 31,                   December 31,
                                                                    ----------------------------------
                                                                         2001              2000                 2000
                                                                    ---------------   ----------------    ------------------
       Facilities.................................................             292                347                   303
                                                                    ===============   ================    ==================
       Licensed beds..............................................          31,746             39,282                33,363
                                                                    ===============   ================    ==================

Rehabilitation and Respiratory Therapy Service Operations:
       Nonaffiliated facilities served............................             613              1,111                   652
       Affiliated facilities served...............................             260                372                   290
                                                                    ---------------   ----------------    ------------------
            Total.................................................             873              1,483                   942
                                                                    ===============   ================    ==================

Pharmaceutical and Medical Supply Services:
       Nonaffiliated facilities served............................             435              1,560                 1,196
       Affiliated facilities served...............................             245                373                   324
                                                                    ---------------   ----------------    ------------------
            Total.................................................             680              1,933                 1,520
                                                                    ===============   ================    ==================
        (1)  Includes only pharmaceutical facilities served.

International Operations:
       Facilities
           United Kingdom.........................................               -                146                   146
           Other foreign..........................................              16                 33                    18
                                                                    ---------------   ----------------    ------------------
            Total.................................................              16                179                   164
                                                                    ===============   ================    ==================

       Licensed beds
           United Kingdom.........................................               -              8,326                 8,326
           Other foreign..........................................           1,251              3,244                 1,468
                                                                    ---------------   ----------------    ------------------
            Total.................................................           1,251             11,570                 9,794
                                                                    ===============   ================    ==================

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

         The following table sets forth the amount of certain elements of total net revenues for the periods presented (in thousands):

                                                             FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                                   MARCH 31, 2001                    MARCH 31, 2000
                                                            ------------------------------    ------------------------------
Inpatient Services.....................................                $          396,907                $          438,272
Pharmaceutical and Medical Supply Services.............                            65,654                            73,831
Rehabilitation and Respiratory Therapy Services........                            46,258                            57,516
Other Operations.......................................                            45,804                            49,780
International Operations...............................                            21,750                            75,136
Corporate..............................................                               177                                88
Intersegment Eliminations..............................                          (46,716)                          (56,631)
                                                            ------------------------------    ------------------------------

Total Net Revenues.....................................                $          529,834                $          637,992
                                                            ==============================    ==============================

     The following table sets forth the amount of net segment earnings (losses) for the periods presented (in thousands):

                                                                     FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                                                     ENDED MARCH 31, 2001          ENDED MARCH 31, 2000
                                                                   --------------------------    --------------------------
Inpatient Services.............................................            $         (7,030)               $         8,529
Rehabilitation and Respiratory Therapy Services................                        3,159                         9,121
Pharmaceutical and Medical Supply Services.....................                        3,257                         1,999
International Operations.......................................                        (283)                       (5,672)
Other Operations...............................................                      (2,610)                       (3,319)
                                                                   --------------------------    --------------------------

Earnings (losses) before income taxes and corporate
     allocation of interest and management fees..................                    (3,507)                        10,658

Corporate Expenses.............................................                      (4,272)                      (28,568)
Intersegment Eliminations......................................                            -                             -
                                                                   --------------------------    --------------------------

  Net segment losses ..........................................            $         (7,779)                $     (17,910)
                                                                   ==========================    ==========================


                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocates these to its segments through management fees and intercompany interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon average net intercompany asset balances at rates determined by management.

     The  following   table  presents  the  percentage  of  total  net  revenues represented by certain items for the Company for the periods presented:

                                                                              FOR THE THREE MONTHS         FOR THE THREE MONTHS
                                                                              ENDED MARCH 31, 2001         ENDED MARCH 31, 2000
                                                                           ---------------------------   --------------------------
Total net revenues                                                                             100.0%                       100.0%
    Costs and expenses:
    Operating costs ..................................................                          91.8%                        91.1%
    Corporate general and administrative..............................                           5.7%                         6.7%
    Depreciation and amortization.....................................                           1.6%                         2.3%
    Provision for losses on accounts receivable.......................                           1.5%                         1.4%
    Interest, net.....................................................                           0.9%                         1.3%
    Gain on sale of assets............................................                              -                       (1.4%)
                                                                           ---------------------------   --------------------------
          Total costs, expenses and gains before reorganization costs.                         101.5%                       101.4%

    Losses before reorganization costs, income taxes and cumulative
         effect of change in accounting principle.....................                         (1.5%)                       (1.4%)
    Reorganization costs..............................................                           1.5%                        24.6%
                                                                           ---------------------------   --------------------------

    Net losses before cumulative effect of change
          in accounting principle.....................................                         (3.0%)                      (26.0%)
                                                                           ---------------------------   --------------------------
Net losses ...........................................................                         (3.0%)                      (26.0%)
                                                                           ===========================   ==========================

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

INPATIENT SERVICES

     Due to the number of Inpatient Service facilities divested during the three months ended March 31, 2001 and the three months ended March 30, 2000, a "same store" basis is utilized for comparison purposes. A same store basis is where reductions are made to the number of facilities which are included in each period so that the comparison is only between facilities operated for the full three months each period.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $41.3 million from $438.2 million for the three months ended March 31, 2000 to $396.9 million for the three months ended March 31, 2001. On a same store basis, net revenues increased approximately $8.4 million from $381.9 million for the three months ended March 31, 2000 to $390.3 million for the three months ended March 31, 2001, a 2.2% increase. This increase is primarily the result of enhanced Medicaid rates partially offset by decreased Medicare rates.

     Operating expenses, which include rent expense of approximately $49.1 million and $38.1 million for the three months ended March 31, 2000 and 2001, respectively, decreased approximately $31.1 million from $408.8 million for the three months ended March 30, 2000 to $377.7 million for the three months ended March 31, 2001. On a same store basis, operating expenses, which include rent expense of approximately $40.1 million and $37.5 million for the three months ended March 31, 2000 and 2001, respectively, increased 6.2% from approximately $349.3 million for the three months ended March 31, 2000 to approximately $370.8 million for the three months ended March 31, 2001. On a same store basis, operating expenses as a percentage of net revenues increased from 91.5% for the three months ended March 31, 2000 to 95.0% for the three months ended March 31, 2001. The increase was primarily due to increased labor costs.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were approximately $10.1 million and $8.8 million for the three months ended March 31, 2000 and 2001, respectively. There were no changes for these expenses on a same store basis. On a same store basis, as a percentage of net revenues, corporate general and administrative expenses decreased from 2.6% for the three months ended March 31, 2000 to 2.3% for the three months ended March 31, 2001. This decrease is primarily due to the reduction of overhead related to the skilled nursing facility divestitures.

     Depreciation and amortization decreased approximately $2.2 million from $5.6 million for the three months ended March 31, 2000 to $3.4 million for the three months ended March 31, 2001. On a same store basis, depreciation and amortization decreased 34.6% from approximately $5.2 million for the three months ended March 31, 2000 to approximately $3.4 million for the three months ended March 31, 2001. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.4% for the three months ended March 31, 2000 to 0.9% for the three months ended March 31, 2001. The decrease is primarily the result of the write-down of certain long-lived assets in 2000, which reduced the depreciable values of the long-lived assets.

     The provision for losses on accounts receivable increased approximately $2.9 million for the three months ended March 31, 2001 from the three months ended March 31, 2000. On a same store basis, the provision for losses on accounts receivable increased 23.8% from approximately $2.1 million for the three months ended March 31, 2000 to approximately $2.6 million for the three months ended March 31, 2001. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable increased slightly from 0.5% for the three months ended March 31, 2000 to 0.7% for the three months ended March 31, 2001. This increase is primarily the result of an increase in reserves relating to the aging of certain accounts receivable.

     Net interest expense decreased approximately $1.3 million from $2.5 million for the three months ended March 31, 2000 to $1.2 million for the three months ended March 31, 2001. Net interest expense decreased 40.0% from approximately $2.0 million for the three months ended March 31, 2000 to approximately $1.2 million for the three months ended March 31, 2001. As a percentage of net revenues, interest expense decreased 0.5% for the three months ended March 31, 2000 to 0.3% for the three months ended March 31, 2001. The decrease is primarily due to the suspension of interest accruals on prepetition liabilities as required by the bankruptcy filing.

REHABILITATION AND RESPIRATORY THERAPY SERVICES

     Net revenues from rehabilitation and respiratory therapy services decreased 19.5% from approximately $57.5 million for the three months ended March 31, 2000 to approximately $46.3 million for the three months ended March 31, 2001. Revenues from services provided to affiliated facilities decreased from approximately $31.5 million for the three months ended March 31, 2000 to approximately $26.6 million for the three months ended March 31, 2001, a decrease of 15.6%. Revenues from services provided to nonaffiliated facilities decreased approximately $6.4 million, or 24.6%, from approximately $26.0 million for the three months ended March 31, 2000 to approximately $19.6 million for the three months ended March 31, 2001. These decreases are a result of efforts within in-patient and skilled nursing facilities to bring rehabilitation and respiratory therapy services "in-house" to better control costs under a fixed
cost  reimbursement   system.   This  trend  was  especially  found  within  the
respiratory therapy division as these services are not covered under the ancillary component of the fixed cost reimbursement rate structure. Additional downward pressure on revenues was due to the continuing examination by the rehabilitation therapy division of the credit worthiness of its customers and determinations in some cases to discontinue providing service to certain customers deemed not to be credit worthy. There were 1,483 affiliated and nonaffiliated contracts as of March 31, 2000 as compared to 873 affiliated and nonaffiliated contracts as of March 31, 2001.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses decreased 12.0% from approximately $43.3 million for the three months ended March 31, 2000 to approximately $38.1 million for the three months ended March 31, 2001. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Operating expenses as a percentage of total revenue increased from 75.3% for the three months ended March 31, 2000 to 82.3% for the three months ended March 31, 2001. This increase is attributable to the decline in average revenue per therapy mod while salaries and wage costs per mod decreased by a smaller percentage.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, decreased 26.7% from $1.5 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. The decrease is primarily the result of the shutdown of the Company's therapy equipment manufacturing operation in the third quarter of 2000.

     Depreciation and amortization decreased 50.0% from approximately $1.0 million for the three months ended March 31, 2000 to approximately $0.5 million for the three months ended March 31, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.7% for the three months ended March 31, 2000 to 1.1% for the three months ended March 31, 2001. The decrease is the result of the shutdown in 1999 of the Company's therapy equipment manufacturing operation and the Company's classification of its respiratory therapy business as an asset held for sale. As an asset held for sale, the respiratory therapy business division no longer records depreciation nor amortization.

     The provision for losses on accounts receivable decreased 15.4% from approximately $2.6 million for the three months ended March 31, 2000 to approximately $2.2 million for the three months ended March 31, 2001. As a percentage of net revenues, provision for losses on accounts receivable increased from 4.5% for the three months ended March 31, 2000 to 4.8% for the three months ended March 31, 2001. Although the gross value of the provision for losses decreased from the three months ended March 31, 2000 to the three months ended March 31, 2001, the provision for losses increased as a percentage of net revenues due to the decrease in net revenues over the same periods. The increase is primarily due to the collection trends of certain accounts receivable reflecting little improvement during the past several periods and the Company's determination to increase reserves accordingly.

PHARMACEUTICAL AND MEDICAL SUPPLY SERVICES

     Net revenues from pharmaceutical and medical supply services decreased 11.0% from approximately $73.8 million for the three months ended March 31, 2000 to approximately $65.7 million for the three months ended March 31, 2001. Affiliated pharmacy revenues decreased 20.3% from $22.2 million for the three months ended March 31, 2000 to $17.7 million for the three months ended March 31, 2001, due to the Company's inpatient facility divestitures. In 2001, the Company's pharmacy revenues from nonaffiliated contracts decreased when sales personnel left the Company and certain of their customers ceased doing business with the Company. The decrease in affiliated revenues is a result of a decrease in sales to the Company's Inpatient Services segment from the Company's pharmaceutical services division and due to the elimination of revenue recorded from the Company's medical services division which was sold in January 2001.

     Operating expenses decreased 13.0% from approximately $66.9 million for the three months ended March 31, 2000 to approximately $58.2 million for the three months ended March 31, 2001. Operating expenses as a percentage of revenue decreased from 90.7% for the three months ended March 31, 2000 to 88.6% for the three months ended March 31, 2001. The decrease in the pharmaceutical services' operating expenses is attributable to decreases in labor, benefit and insurance costs along with a decrease in cost of goods sold based on a decrease in sales. Additionally, the sale of the Company's medical supplies operation in January 2001 further contributed to the decrease.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, decreased 15.4% from $1.3 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. The decrease is primarily the result of the sale in January 2001 of the Company's medical supplies operations.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Depreciation and amortization decreased 38.5% from approximately $1.3 million for the three months ended March 31, 2000 to approximately $0.8 million for the three months ended March 31, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.8% for the three months ended March 31, 2000 to 1.2% for the three months ended March 31, 2001. The decrease is primarily the result of a write-down of certain long-lived assets in 2000 which reduced the depreciable values of the long-lived assets.

     Provision for losses on accounts receivable decreased 65.2% from approximately $2.3 million for the three months ended March 31, 2000 to approximately $0.8 million for the three months ended March 31, 2001. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 3.1% for the three months ended March 31, 2000 to 1.2% for the three months ended March 31, 2001. The decrease is primarily a result of the improved collection trends which allows for a decrease in the reserve.

INTERNATIONAL OPERATIONS

     Revenues from international operations decreased approximately $53.4 million, or 71.1%, from approximately $75.1 million for the three months ended March 31, 2000 to approximately $21.7 million for the three months ended March 31, 2001. The decrease was primarily due to the sale of the United Kingdom operating division in January 2001.

     Operating expenses, which include rent expense of approximately $10.8 million and $4.0 million for the three months ended March 31, 2000 and 2001, respectively, decreased approximately 72.9% from approximately $72.0 million for the three months ended March 31, 2000 to approximately $19.5 million for the three months ended March 31, 2001. As a percentage of revenues, operating expenses decreased from 95.9% for the three months ended March 31, 2000 to 89.9% for the three months ended March 31, 2001. The decrease is primarily attributable to the factors discussed previously.

     Depreciation and amortization was approximately $2.5 million for the three months ended March 31, 2000. International operations were classified as an asset held for sale in the first quarter of 2000 which requires that depreciation and amortization cease on the operations.

     The Company is currently soliciting offers to purchase its remaining international operations. The Company entered into purchase agreements for the remainder of its foreign operations in Germany and Australia in 2001. No assurance can be given that these operations will be sold. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

OTHER   NONREPORTABLE   SEGMENTS  AND  CORPORATE   GENERAL  AND   ADMINISTRATIVE
DEPARTMENTS

     Nonreportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments decreased 7.8% from approximately $49.8 million for the three months ended March 31, 2000 to approximately $45.8 million for the three months ended March 31, 2001. The decrease resulted primarily from the sale of the assisted living operations in 2000 and the ongoing divestiture of in-patient facilities to which the temporary therapy staffing services and other ancillary divisions provide services.

     Operating expenses decreased 16.2% from approximately $47.0 million for the three months ended March 31, 2000 to approximately $39.4 million for the three month periods ended March 31, 2001. Operating results were positively impacted by capitalized cost related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc. These costs are being capitalized in accordance with Statement of Financial Accounting Standards No. 86: "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The decrease is also attributable to the sale in 2000 of the assisted living operations.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Corporate general and administrative costs not directly attributed to segments decreased 32.3% from approximately $26.6 million for the three months ended March 31, 2000 to approximately $18.0 million for the three months ended March 31, 2001. As a percentage of consolidated net revenues of approximately $638.0 million and $529.8 million for the three months ended March 31, 2000 and 2001, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 4.2% to 3.4%. The decrease is primarily the result of the centralization of the temporary therapy staffing services in 2000 which transfered the corporate functions of the division from various offices to the Company's headquarters. The transition streamlined shared functions and reduced overhead and administrative costs.

     Net interest expense not directly attributed to segments decreased 14.8% from approximately $2.7 million for the three months ended March 31, 2000 to approximately $2.3 million for the three months ended March 31, 2001. As a percentage of consolidated net revenues, interest expense was approximately 0.4% for the three months ended March 31, 2000 and March 31, 2001. The decrease is primarily the result of the suspension of accruals for interest payable for prepetition liabilities due to the bankruptcy filing. During the first quarter of 2001, the Company did not pay or accrue approximately $35.6 million of interest expense in accordance with SOP 90-7.

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

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's consolidated statement of losses for the three months ended March 31, 2001 and 2000 excluded the dividends as the fair value of the dividends was immaterial.

     During the three months ended March 31, 2001, the Company recorded reorganization costs of $8.2 million. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

OTHER SPECIAL AND NON-RECURRING CHARGES

OTHER LONG-LIVED ASSETS

Loss on Sale of Assets

     During the first quarter of 2000, a net non-cash charge of approximately $152.7 million was recorded to reduce the carrying amount of the Company's international operations, certain domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's consolidated balance sheets. Additionally , a charge of $26.6 million was recorded in 2000 to reduce the carrying amount of the corporate headquarters building. The charges are recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Gain on Sale of Assets

     During the first quarter of 2000, the Company recorded a gain of approximately $9.0 million on the sale of assets which were held for sale as of December 31, 1999. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale in the Company's consolidated financial statements."

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The net loss for the three months ended March 31, 2001 was $16.0 million compared to a net loss of $165.7 million for the three months ended March 31, 2000. The net loss before considering the reorganization costs, net, gain on sale of assets and income taxes was $7.7 million for the three months ended March 31, 2001 compared to a loss of $17.9 million for the three months ended March 31, 2000. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the three months ended March 31, 2001 was approximately $35.6 million. The net loss in the first quarter of 2000 and 2001 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

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

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement, amended on September 21, 2000 and April 20, 2001, provides for maximum borrowings by the Company of $175.0 million, but not to exceed the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory.

     As of March 31, 2001, approximately $125.2 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $64.5 million and had issued approximately $35.1 million in letters of credit. In addition to the available funds under the DIP financing agreement, the Company had cash book balances at March 31, 2001 of approximately $39.8 million.

     The Company believed that its EBITDA, calculated in accordance with the requirements of the DIP Financing Agreement, would be less than the minimum EBITDA set forth in the covenant contained in the agreement for the months of January, February and March 2001. Accordingly, the Company sought and obtained waivers as of April 20, 2001 for such potential violations. Additionally, the Company and the DIP Lenders agreed to modify the EBITDA covenant in a manner consistent with the projected performance of the Company for the remainder of the loan term and to make certain other modifications to the DIP Financing Agreement including an increase in the pricing for drawn and undrawn loans. This Second Amendment to the DIP Financing Agreement was approved by the Bankruptcy Court as of April 20, 2001.

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

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and note holders of approximately two-thirds of it outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. As of October 1, 2000, the parties to the agreement in principle have the right to withdraw from the agreement in principle, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms agreed to with the significant creditor constituents. The Bankruptcy Court has extended the Company's exclusive periods in which to file a plan of reorganization to July 9, 2001 and to solicit acceptances of the plan to September 9, 2001.

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

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as liabilities subject to compromise as of March 31, 2001 and December 31, 2000 in the Company's consolidated balance sheets. At March 31, 2001, the Company had a working capital deficit of $129.6 million and cash and cash equivalents of $39.8 million as compared to a working capital deficit of $161.6 million and cash and cash equivalents of $37.6 million at December 31, 2000.

     For the three months ended March 31, 2001, net cash used for operating activities was approximately $3.7 million compared to net cash used for operating activities for the three months ended March 31, 2000 of $6.2 million. The net cash used for operating activities for the three months ended March 31, 2001 is primarily due to the disbursement of reorganization costs approved by the bankruptcy court.

     The Company incurred approximately $9.8 million in capital expenditures during the three months ended March 31, 2001. Expenditures related primarily to the construction of a corporate office building and routine capital expenditures. The Company had construction commitments as of March 31, 2001, under various contracts of approximately $1.2 million in the United States.

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. This plan was continued in January 2001. There can be no assurance that this self-funded insurance program will not have a material adverse impact on the Company's financial condition and results of operations. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the three months ended March 31, 2001 and 2000 was approximately $9.5 and $8.6 million, respectively. Claims paid under the self-funded insurance program for general and professional liability for the three months ended March 31, 2001 were immaterial.

                  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is currently soliciting offers to purchase its remaining international operations. The Company divested five pharmacies in the United Kingdom during the first quarter of 2000 and 13 pharmacies in the United Kingdom during the second quarter of 2000. In January 2001, the Company sold its operations in the United Kingdom. The Company entered into purchase agreements for the remainder of its foreign operations in Germany and Australia in 2001. No assurance can be given that these operations will be sold. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

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

     In the first quarter of 2000, the Company entered into an agreement to sell 16 assisted living facilities, one of which includes a skilled nursing facility on its campus. A part of the transaction involving 12 facilities was completed during the first quarter of 2000. The cash consideration received from this first quarter transaction was approximately $1.0 million which was received subsequent to March 31, 2000. In addition, the Company obtained a note receivable of approximately $0.5 million. The aggregate debt, capital leases and other liabilities assumed by the purchaser in the first quarter transaction totaled approximately $49.8 million. The estimated aggregate net loss, which had been previously recorded for the entire transaction was approximately $71.2 million of which approximately $17.4 million and $53.8 million was recorded to loss on assets held for sale, net in 1999 and 1998, respectively. During the first quarter of 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal is recorded in gain on sale of assets in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements."

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

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of March 31, 2001 and December 31, 2000, the Company's purchase liabilities reserve balance was approximately $11.2 million and $12.4 million, respectively.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement for each of the months for the period ended March 31, 2001. The Company obtained a waiver of these defaults in April 2001. The DIP Financing Agreement was amended on April 20, 2001 to adjust the EBITDA covenants. See "Note 3 - Debtor-in-Possession Financing" in the Company's consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Second Amendment to Revolving Credit Facility dated as of April 20, 2001 among the Company and each of its subsidiaries which are borrowers under the Financing Agreement, and lenders named therein, the CIT Group/Business Credit, Inc. as Lenders' Agent and Heller Healthcare Finance, Inc. as Collateral Agent.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SUN HEALTHCARE GROUP, INC.

Date:  May 15, 2001                       By:       */s/ Robert D. Woltil
                                                    ---------------------
                                                         Robert D. Woltil
                                                         Chief Financial Officer

* Signing on the behalf of the Registrant and as principal financial officer.

                               SECOND AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT
                           --------------------------

     SECOND AMENDMENT dated as of April 20, 2001 ("Second Amendment") among SUN HEALTHCARE GROUP, INC. ("SHG") and EACH OF ITS SUBSIDIARIES WHICH ARE BORROWERS UNDER THE FINANCING AGREEMENT (as defined below), debtors and debtors-in-possession (the "Borrowers"), THE LENDERS PARTY HERETO (each referred to as a "Lender" and collectively, the "Lenders"), THE CIT GROUP/BUSINESS CREDIT, INC., as Lenders' Agent (in such capacity, together with its successors in such capacity, the "Lenders' Agent") and HELLER HEALTHCARE FINANCE, INC., as Collateral Agent (in such capacity, together with its successors in such capacity, the "Collateral Agent" and with the Lenders' Agent, the "Agents"). Reference is made to the Revolving Credit Agreement dated as of October 14, 1999 among the Borrowers, the Lenders, each other lender which may thereafter execute and deliver an instrument of assignment under the Financing Agreement as provided therein, the Lenders' Agent and the Collateral Agent, as amended by the First Amendment dated as of September 21, 2000 (as it may be further amended, supplemented or modified from time to time, the "Financing Agreement"). Any term used and not otherwise defined in this Second Amendment shall have the meaning assigned to such term in the Financing Agreement.

     WHEREAS, on October 14, 1999, the Borrowers each filed a voluntary petition with the Bankruptcy Court initiating the Case and each has continued in the possession of its assets and in the management of its business pursuant to Sections 1107 and 1108 and the Bankruptcy Code;

     WHEREAS, pursuant to a Motion dated October 14, 1999, the Borrowers requested entry of a First Day Order, Interim Order and a Final Order authorizing the Borrowers' entry into the Financing Agreement and approving the terms of the Financing Agreement;

     WHEREAS, by Orders dated October 14 and 22, 1999 and November 12 and 29, 1999, the Bankruptcy Court gave first day, interim and final approval to the Financing Agreement and authorized the Borrowers' entry into the Financing Agreement;

     WHEREAS, the Borrowers have notified the Agents of the occurrence of certain Defaults and/or Events of Default under the Financing Agreement and in particular: (a) EBITDA for November 2000, January 2001 and February 2001 was less, or was expected to be less, than the amount specified in Section 6.05 for each such month and (b) SHG did not deliver to the Agents the financial statements and certificates required by Sections 5.01(b) and 5.01(c) of the Financing Agreement within the periods prescribed by those provisions (collectively, the "Identified Defaults");

     WHEREAS, the Borrowers have requested that the Required Lenders agree to waive the Identified Defaults;

     WHEREAS, pursuant to a letter agreement dated as of February 7, 2001, as extended and amended by the letter agreement dated as of March 15, 2001 (the "Forbearance Agreement"), the Lenders agreed to forbear from exercising any remedies available to the Lenders and the Agents under the Financing Agreement or otherwise on account of the Identified Defaults and to continue to extend credit to the Debtors notwithstanding the Identified Defaults provided that the Borrowers undertake the obligations specified in the Forbearance Agreement, including, without limitation, the obligation to pay (subject to Bankruptcy Court approval) the Lenders a fee in the amount of $150,000 in respect of the Lenders' entry into the Forbearance Agreement (the "Forbearance Fee");

     WHEREAS, on or about March 22, 2001, the Borrowers paid to the Lenders the Forbearance Fee in accordance with the Order of the Bankruptcy Court dated March 15, 2001;

     WHEREAS, pursuant to a letter dated April 5, 2001, SHG, on behalf of itself and the other Borrowers, exercised its right under section 2.10 of the Financing Agreement to reduce the Total Commitment to $175,000,000, effective as of April 9, 2001;

     WHEREAS, the Borrowers have requested that from and after the Second Amendment Closing Date (as defined below), the Financing Agreement be amended subject to and upon the terms and conditions set forth herein;

     NOW, THEREFORE, the parties hereto have agreed as hereinafter set forth.

     Section 1. WAIVER OF IDENTIFIED DEFAULTS. Upon and subject to the occurrence of the Second Amendment Closing Date (as defined below) through satisfaction of the conditions precedent specified in Section 3, including the payment of the Second Amendment Fee (as defined below), the Lenders hereby waive the Identified Defaults as of the Second Amendment Closing Date.

     Section 2. AMENDMENTS TO FINANCING AGREEMENT. The Financing Agreement is, subject to the satisfaction of the conditions precedent set forth in Section 3, hereby amended as follows:

     (a) The definition of "Required Lenders" in Section 1.01 of the Financing Agreement is amended by replacement of "51%" on the second and third lines thereof with "60%".

     (b) The following definitions are added to Section 1.01 of the Financing Agreement in the proper alphabetical order:

     "'ABR ADJUSTMENT' shall have the meaning set forth in Section 2.08(a)."

     "'INITIAL MINIMUM  AVAILABILITY AMOUNT' shall have the meaning set forth in
Section 6.15."

     "'LIBO  RATE  ADJUSTMENT'  shall  have the  meaning  set  forth in  Section
2.08(a)."

     "'NET SALE PROCEEDS' shall have the meaning set forth in Section 6.15."

     "'SUBSEQUENT MINIMUM AVAILABILITY AMOUNT' shall have the meaning set forth in Section 6.15."

     (c) Section 2.08 of the Financing Agreement is deleted in its entirety and replaced with the following:

     "SECTION 2.08. INTEREST ON LOANS. (a) Subject to the provisions of Section 2.09, interest shall accrue on the outstanding principal amount of each ABR Loan (from and including the date such Loan is made and to but excluding the date it is repaid in full or converted to a Eurodollar Loan) at a rate per annum equal to the sum of (i) the Alternate Base Rate plus (ii) the ABR Adjustment applicable at such time. For the period from the Closing Date through February 14, 2001, the amount of the ABR Adjustment shall be one quarter of one percent (0.25%). From and after February 15, 2001, the amount of the ABR Adjustment shall be one and one quarter percent (1.25%); PROVIDED, HOWEVER, that if Borrower's EBITDA, as reported to Lenders' Agent at the time that Borrowers certify compliance with the covenants of this Financing Agreement, in each of two consecutive calendar months equals or exceeds (A) $7.0 million, the amount of the ABR Adjustment shall be three quarters of one percent (0.75%) for the next calendar month beginning on the first date of the month following the date on which Lenders' Agent receives such covenant compliance certificate and (B) $9.0 million, the amount of the ABR Adjustment shall be one quarter of one percent (0.25%) for the next calendar month beginning on the first date of the month following the date on which Lenders' Agent receives such covenant compliance certificate. This interest shall be computed on the basis of the actual number of days elapsed and a year of 360 days.

     (b) Subject to the provisions of Section 2.09, interest shall accrue on the outstanding principal amount of each Eurodollar Loan during each Interest Period applicable thereto (from and including the first day and to but excluding the last day thereof) at a rate per annum equal to the sum of (i) the Adjusted LIBO Rate for such Interest Period in effect for the relevant Borrowing plus (ii) the LIBO Rate Adjustment. For the period from the Closing Date through February 14, 2001, the amount of the LIBO Rate Adjustment shall be two and three quarters percent (2.75%). From and after February 15, 2001, the amount of the LIBO Rate Adjustment shall be three and three quarters percent (3.75%); PROVIDED, HOWEVER, that if Borrower's EBITDA, as reported to Lenders' Agent at the time that Borrowers certify compliance with the covenants of this Financing Agreement, in each of two consecutive calendar months equals or exceeds (A) $7.0 million, the amount of the LIBO Rate Adjustment shall be three and one quarter of one percent (3.25%) for the next calendar month beginning on the first date of the month following the date on which Lenders' Agent receives such covenant compliance certificate and (B) $9.0 million, the amount of the LIBO Rate Adjustment shall be two and three quarters percent (2.75%) for the next calendar month beginning on the first date of the month following the date on which Lenders' Agent receives such covenant compliance certificate. This interest shall be computed on the basis of the actual number of days elapsed in the relevant Interest Period and a year of 360 days."

     (d) Section 2.09 of the Financing Agreement is deleted in its entirety and replaced with the following:

     "SECTION 2.09. DEFAULT INTEREST. If an Event of Default has occurred and is continuing, interest shall accrue on the principal amount of the Loans outstanding from time to time at the rate per annum provided for below in this Section for interest on amounts that have not been paid when due. Except as otherwise provided for below in this Section or elsewhere in this Agreement, such interest shall be payable on the Interest Payment Dates for the relevant Loans and shall be calculated as provided in the applicable subsection of
Section 2.08. If any of the principal of or interest on any Loan or any other amount due hereunder from the Borrowers is not paid as and when due, whether at stated maturity, by acceleration or otherwise, interest shall, to the extent permitted by law, accrue on such amount, from and including its scheduled due date and to but excluding the day it is paid in full (both before and after judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the sum of (i) the Alternate Base Rate PLUS (ii) (x) for the period from the Closing Date through February 14,
2001, two percent (2.00%) and (y) thereafter, three percent (3.00%). The Borrowers shall pay interest accruing pursuant to the preceding sentence daily and, to the extent permitted by applicable law, any such interest that is not paid on any day shall itself bear interest as provided herein."

     (e) Section 2.20 of the Financing Agreement is deleted in its entirely and replaced with the following:

     "SECTION 2.20. COMMITMENT FEE. The Borrowers shall pay to the Lenders a commitment fee (the "Commitment Fee") for the period commencing on the date of this Agreement and ending on the Termination Date (or such earlier date as the Total Commitment terminates), computed (on the basis of the actual number of days elapsed over a year of 360 days) at the rate of 0.375% per annum for the period through April 8, 2001 and 0.50% thereafter, on the average daily Unused Total Commitment. The Commitment Fee, to the extent then accrued, shall be payable (x) monthly, in arrears, on the last day of each calendar month, (y) on the Termination Date and (z) as provided in Section 2.10, upon any reduction or termination in whole or in part of the Total Commitment."

     (f) Section 5.01(a) of the Financing Agreement is amended by replacement of "one hundred five (105) days" with "one hundred thirty-five (135) days".

     (g) The following is added to Section 5.01 of the Financing Agreement as subsections (r) and (s) thereof:

     "(r) promptly and in any event within forty-five (45) days after the end of each calendar month, a report, executed by an officer of SHG, certifying compliance with sections 6.04, 6.05 and 6.14 of this Agreement for the period ending in such calendar month.

     (s) promptly and in any event within ten (10) days after the end of each calendar month, a report detailing SHG's progress (i) in divesting assets identified for sale or divestiture, (ii) in selling its headquarters building located at 101 Sun Avenue, NE, Albuquerque, New Mexico, and (iii) in selling its ancillary businesses."

     (h) Section 6.05 of the Financing Agreement is deleted in its entirety and replaced with the following:

     "SECTION 6.05. EBITDA. Permit cumulative EBITDA for (a) the period of three months ending on the last day of March 2001 to be less than $1,250,000, (b) the period of four months ending on the last day of April 2001 to be less than $3,000,000, (c) the period of five months ending on the last day of May 2001 to be less than $6,000,000, (d) the period of six months ending on the last day of the months specified below to be less than the amount specified opposite such month:

                       MONTH                     EBITDA
                       -----                     ------

                     June 2001                 $8,400,000
                     July 2001                 $13,200,000
                     August 2001               $17,300,000
                     September 2001            $21,000,000
                     October 2001              $26,400,000"

     (i) The  following  provisions  are added as Section 6.15 of the  Financing
Agreement:

     "SECTION 6.15. MINIMUM CREDIT AVAILABILITY. Permit Credit Availability at any time to be less than the lesser of (a) $35,000,000 and (b) (i) for the period through June 30, 2001, $5,000,000 PLUS the amount of Net Sale Proceeds realized during the period from the effective date of the Second Amendment to this Financing Agreement through June 30, 2001, (ii) for the period from July 1, 2001 through July 31, 2001, the greater of (x) $10,000,000 (the "INITIAL MINIMUM AVAILABILITY AMOUNT") and (y) the Initial Availability Amount in effect on June 30, 2001, plus, Net Sale Proceeds realized during the period from July 1, 2001 through July 31, 2001 (the "SUBSEQUENT MINIMUM AVAILABILITY AMOUNT"), and (iii) from and after August 1, 2001, the greater of (m) $15,000,000 and (n) the Subsequent Minimum Availability Amount in effect on July 31, 2001, PLUS Net Sale Proceeds realized on or after August 1, 2001. For purposes of this Section "NET SALE PROCEEDS" shall mean fifty percent of the net proceeds (calculated as the net cash proceeds received by the Borrower(s) from a transaction minus the amount, if any, in the reduction of the Borrowing Base as a result of such transaction) received from the sale or other disposition of any of Borrower(s)" assets (other than assets sold or disposed in the ordinary course of business)."

     Section 3. CONDITIONS TO EFFECTIVENESS. This Second Amendment and the amendments provided for in Section 2 above shall become effective as of the date on which each of the following conditions has been fulfilled (the "Second Amendment Closing Date") provided that they are all fulfilled on or before April 24, 2001:

     (a) SECOND AMENDMENT ORDER. Lenders' Agent shall have received a certified copy (or such other evidence satisfactory to it) of an order entered by the Bankruptcy Court, in substantially the form set forth in Exhibit A (the "Second Amendment Order"), authorizing the Borrowers to enter into, and approving, this Second Amendment and providing for the payment of fees and expenses contemplated herein as and when contemplated herein.

     (b) SECOND AMENDMENT. The Borrowers, the Required Lenders, the Lenders' Agent and the Collateral Agent shall each have executed and delivered this Second Amendment.

     (c) FEES AND EXPENSES. On the Second Amendment Closing Date, the Borrowers shall, with the approval of the Bankruptcy Court (such approval to be evidenced by the entry of the Second Amendment Order), have (i)reimbursed the Lenders and Lenders' Agent for all out-of-pocket expenses for which a request for payment shall have been made pursuant to section 10.05 of the Financing Agreement on or prior to the Second Amendment Closing Date and (ii) paid to Lenders' Agent, for pro rata distribution by it to the Lenders in accordance with each Lender's Commitment, a fee in the amount of $400,000 in respect of the Lenders' entry into this Second Amendment (the "Second Amendment Fee").

     (d) OFFICER'S CERTIFICATE. The following statements shall be true on the Second Amendment Closing Date, and Lenders' Agent shall have received a certificate signed by a duly authorized officer of the Borrowers dated the Second Amendment Closing Date stating that, after giving effect to this Second Amendment and the transactions contemplated hereby:

     (i) The representations and warranties contained in the Financing Agreement are true and correct on and as of the date of such certificate as though made on and as of such date; and

     (ii) No Default or Event of Default has occurred and is continuing on the date of such certificate.

     (e) OTHER DOCUMENTS. Lenders' Agent shall have received such other approvals, opinions or documents as Lenders' Agent may reasonably request.

     Section 4. REFERENCE TO AND EFFECT ON THE LOAN DOCUMENTS. Upon the effectiveness of this Second Amendment, on and after the date hereof each reference in the Financing Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import, and each reference in the other Loan Documents to the Financing Agreement, shall mean and be a reference to the Financing Agreement as amended hereby.

     Section 5. NO WAIVER. Except to the extent specifically set forth in this Second Amendment, the execution, delivery and effectiveness of this Second Amendment shall not operate as a waiver of any right, power or remedy of the Lenders or the Agents under any of the Loan Documents, nor shall any of them constitute a waiver of any provision of any of the Loan Documents, and, except as expressly amended herein, the Financing Agreement and each other Loan Document shall remain in full force and effect and are hereby ratified and confirmed. Time and strict performance are of the essence with respect to agreements and conditions set forth herein.

     Section 6. REPRESENTATIONS AND WARRANTIES. To induce the Lenders and Agents to execute this Second Amendment, each of the Borrowers hereby represents and warrants to the Lenders and the Agents that all representations and warranties contained in the Financing Agreement and each other Loan Document are true and correct as of the date hereof as if made on the date hereof and there is no continuing Default or Event of Default as of the date hereof other than the Identified Defaults.

     Section 7. EXPENSES. The Borrowers agree and acknowledge that their obligations set forth in Section 10.05 of the Financing Agreement relating to fees and expenses, including the fees and expenses of legal counsel, shall extend to the preparation, execution and delivery of this Amendment and all matters relating to the Second Amendment Closing Date, the Bankruptcy Court order referred to herein, the documents referred to in Section 3(e).

     SECTION 8. RELATED DOCUMENT. This Second Amendment is executed pursuant to the Financing Agreement, is a Loan Document for all purposes thereof and shall be construed, administered and applied in accordance with all of the terms and provisions of the Financing Agreement. Any breach of any representation or warranty contained in this Second Amendment shall be deemed to be an Event of Default for all purposes of the Financing Agreement.

     SECTION 9. FURTHER ASSURANCES. Each of the Borrowers shall take any action that from time to time may be reasonably necessary to give effect to the amendments contemplated herein.

     SECTION 10. GOVERNING LAW. The validity, interpretation and enforcement of this Second Amendment shall be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflicts of laws.

     SECTION 11. HEADINGS. Section headings in this Second Amendment are included herein for convenience of reference only and shall not constitute a part of this Second Amendment for any other purpose.

     SECTION 12. COUNTERPARTS. This Second Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Second Amendment by signing any such counterpart. Facsimile signatures on this Second Amendment shall be treated for all purposes as binding on the relevant signatory to the same extent as an original signature. If a party delivers an executed counterpart of this Second Amendment or any other document to be delivered by it hereunder by facsimile, such party shall promptly thereafter deliver original executed counterparts by overnight courier.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed as of the day and year first above written.

                                     SUN HEALTHCARE GROUP, INC.,
                                     For itself and each of the Borrowers


                                     By:  /s/
                                          -----------------------------
                                          Name:
                                          Title:

                                     THE CIT GROUP/BUSINESS CREDIT, INC.,
                                     Individually and as Lenders' Agent


                                     By:  /s/
                                          -----------------------------
                                          Name:
                                          Title:

                                     HELLER HEALTHCARE FINANCE, INC.,
                                     Individually and as Collateral Agent


                                     By:  /s/
                                          -----------------------------
                                          Name:
                                          Title:

                                     CITICORP USA, INC.


                                     By:  /s/
                                          -----------------------------
                                          Name:
                                          Title:

                                     LaSALLE BUSINESS CREDIT INC.


                                     By:  /s/
                                          -----------------------------
                                          Name:
                                          Title:

                                     GMAC COMMERCIAL CREDIT LLC


                                     By:  /s/
                                          -----------------------------
                                          Name:
                                          Title: