Form 10-Q
period 2001-06-30
SUN HEALTHCARE GROUP INC
filed 2001-08-14
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

Yes X                              No __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ N/A ☒ No plan of reorganization has been filed with the bankruptcy court as of this date.

As of June 30, 2001, there were 63,012,316 shares of the Registrant's $.01 par value
Common Stock outstanding, net of treasury shares.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

Index

Form 10-Q for the Quarter Ended June 30, 2001

PART I. FINANCIAL INFORMATION

		Page Numbers

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	June 30, 2001 and December 31, 2000 (unaudited)	3-4

	Consolidated Statements of Losses
	For the three and six months ended June 30, 2001 and 2000 (unaudited)	5-6

	Consolidated Statements of Comprehensive Losses
	For the three and six months ended June 30, 2001 and 2000 (unaudited)	7

	Consolidated Statements of Cash Flows
	For the six months ended June 30, 2001 and 2000 (unaudited)	8-9

	Notes to the Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	45

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	63

Item 3.	Defaults Upon Senior Securities	63

Item 6.	Exhibits and Reports on Form 8-K	63

Signatures		64

ITEM 1.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
(in thousands)

	June 30, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$ 48,289	$ 37,589
Accounts receivable, net of allowance for doubtful accounts of $129,922 at June 30, 2001 and $128,106 at December 31, 2000	157,592	195,362
Inventory, net	20,863	22,676
Other receivables, net	5,391	6,896
Prepaids and other assets	5,653	4,693

Total current assets	237,788	267,216

Goodwill, net	180,508	188,005
Property and equipment, net	163,756	180,285
Assets held for sale	18,448	156,342
Notes receivable, net of allowance of $1,912 at June 30, 2001 and $1,979 at December 31, 2000	14,114	14,554
Other assets, net	37,989	43,586

Total assets	$ 652,603	$ 849,988

The accompanying notes are an integral part of these consolidated balance sheets.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands except per share data)

	June 30, 2001	December 31, 2000

Current liabilities:
Accrued compensation and benefits	$ 82,285	$ 101,977
Current portion of long-term debt	64,274	86,039
Accrued self-insurance obligations	57,349	50,737
Accounts payable	24,155	37,526
Income tax payables	14,315	13,328
Accrued interest	8,388	7,788
Other accrued liabilities	107,868	131,441

Total current liabilities	358,634	428,836

Liabilities subject to compromise (see Note 2)	1,526,733	1,529,928
Long-term debt, net of current portion	12,038	54,211
Obligations under capital leases, net of current portion	-	53,553
Other long-term liabilities	24,613	26,737

Total liabilities	1,922,018	2,093,265

Commitments and contingencies
Minority interest	5,140	5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of the Company	296,101	296,101
Stockholders' deficit:
Common stock of $.01 par value, authorized 155,000,000 shares, 65,225,853 and 65,230,853 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	652	652
Additional paid-in capital	825,239	825,147
Accumulated deficit	(2,369,036)	(2,331,218)
Accumulated other comprehensive loss	-	(12,483)
	(1,543,145)	(1,517,902)
Less:
Common stock held in treasury, at cost, 2,213,537 shares at June 30, 2001 and December 31, 2000	(27,376)	(27,376)
Grantor stock trust, at market, 1,915,935 shares at June 30, 2001 and December 31, 2000	(135)	(60)

Total stockholders' deficit	(1,570,656)	(1,545,338)

Total liabilities and stockholders' deficit	$ 652,603	$ 849,988

The accompanying notes are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)
(in thousands except per share data)

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

Total net revenues	$ 507,160	$ 620,954

Costs and expenses:
Operating costs	459,024	565,007
Corporate general and administrative	27,708	38,203
Impairment loss	16,886	1,849
Depreciation and amortization	7,821	10,831
Provision for losses on accounts receivable	8,183	7,670
Interest, net (contractual interest expense of $38,835 and $52,624 for the three months ended June 30, 2001 and 2000, respectively)	2,506	9,078
Loss on sale of assets, net	94	1,623
Legal and regulatory costs	-	2,618

Total costs and expenses before reorganization costs	522,222	636,879
	-
Losses before reorganization costs and income taxes	(15,062)	(15,925)
Reorganization costs, net	6,266	15,462

Losses before income taxes	(21,328)	(31,387)
Income taxes	523	58

Net losses	$ (21,851)	$ (31,445)

Net losses per common and common equivalent share:
Basic	$ (0.36)	$ (0.54)
Diluted	$ (0.36)	$ (0.54)

Weighted average number of common and common equivalent shares outstanding:
Basic	61,097	58,664
Diluted	61,097	58,664

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)
(in thousands except per share data)

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

Total net revenues	$ 1,036,993	$ 1,258,947

Costs and expenses:
Operating costs	945,167	1,146,436
Corporate general and administrative	58,121	81,002
Impairment loss	16,886	1,849
Depreciation and amortization	16,343	25,248
Provision for losses on accounts receivable	15,996	16,703
Interest, net (contractual interest expense of $74,458 and $103,665 for the six months ended June 30, 2001 and 2000, respectively)	7,227	17,302
Loss on sale of assets, net	62	1,623
Legal and regulatory costs	-	2,618
Gain on sale of assets	-	(8,952)

Total costs, expenses and gains before reorganization costs	1,059,802	1,283,829

Losses before reorganization costs and income taxes	(22,809)	(24,882)
Reorganization costs, net	14,463	172,108

Losses before income taxes	(37,272)	(196,990)
Income taxes	546	116

Net losses	$ (37,818)	$ (197,106)

Net losses per common and common equivalent share:
Basic	$ (0.62)	$ (3.34)
Diluted	$ (0.62)	$ (3.34)

Weighted average number of common and common equivalent shares outstanding:
Basic	61,099	59,091
Diluted	61,099	59,091

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(Unaudited)
(in thousands)

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

Net losses	$ (21,851)	$ (31,445)

Foreign currency translation adjustments, net of tax	2,285	(3,026)

Comprehensive losses	$ (19,566)	$ (34,471)

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

Net losses	$ (37,818)	$ (197,106)

Foreign currency translation adjustments, net of tax	12,483	(7,570)

Comprehensive losses	$ (25,335)	$ (204,676)

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

Cash flows from operating activities:	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000
Net losses	$ (37,818)	$ (197,106)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Reorganization costs, net	14,463	172,108
Depreciation and amortization	16,343	25,248
Provision for losses on accounts and other receivables	15,996	18,086
Impairment loss	16,886	1,849
Loss on sale of assets, net	62	1,623
Gain on sale of assets	-	(8,952)
Other, net	(3,909)	(2,898)
Changes in operating assets and liabilities:
Accounts receivable	20,917	(575)
Other current assets	99	25,875
Income taxes payable	834	4,789
Other current liabilities	(23,606)	(25,622)
Net cash provided by operating activities before reorganization costs	20,267	14,425
Net cash paid for reorganization costs	(9,255)	(6,053)
Net cash provided by operating activities	11,012	8,372

Cash flows from investing activities:
Capital expenditures, net	(18,204)	(25,381)
Acquisitions, net of cash acquired	-	(974)
Proceeds from sale of assets held for sale	17,889	13,570
Decrease in long-term notes receivable	443	1,839
(Increase) Decrease in other assets	1,129	(4,355)
Net cash provided by (used for) investing activities	1,257	(15,301)

Cash flows from financing activities:
Net payments borrowings under Revolving Credit Agreement (postpetition)	(2,896)	41,966
Long-term debt borrowings	3,119	7,758
Long-term debt repayments	-	(9,872)
Principal payments on prepetition debt authorized by Bankruptcy Court	(736)	(1,930)
Other financing activities	14	(15)
Net cash provided by (used for) financing activities	(499)	37,907
Effect of exchange rate on cash and cash equivalents	(1,070)	(706)
Net increase in cash and cash equivalents	10,700	30,272
Cash and cash equivalents at beginning of year	37,589	25,047
Cash and cash equivalents at end of period	$ 48,289	$ 55,319

The accompanying notes are an integral part of these consolidated financial statements. (Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

Supplemental disclosure of cash flow information:

Cash paid (received) during period for:

Interest, net of $32 and $27 capitalized during the six months ended June 30, 2001 and 2000, respectively	$ 8,341	$ 16,915

Income taxes	$ (577)	$ (2,725)

Supplementary schedule of non-cash investing and financing activities:

The Company's acquisitions during the six months ended June 30, 2001 and 2000 involved the following:

Fair value of assets acquired	$ -	$ 974

Cash payments made, net of cash received from others	$ -	$ 974

Note issued in exchange for property	$ -	$ 28,501

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter referred to individually as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation and respiratory therapy services and pharmaceutical and medical supply services. Long-term and subacute care and outpatient therapy services are provided through Company-operated facilities. Therapy services and pharmaceutical supply services are provided both in Company-operated and in other nonaffiliated facilities located in the United States. See Notes 5 and 13, which describe certain operations that the Company has sold or intends to sell.

     In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 2001 and December 31, 2000, the consolidated results of its operations for the three and six month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

     Certain amounts in the 2000 consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation.

Newly Issued Accounting Pronouncements

   In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and note holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. The parties to the agreement in principle have had the right to withdraw from the agreement in principle since October 1, 2000, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms agreed to with the significant creditor constituents.

     The Company's exclusive period to file a plan of reorganization has been extended to September 7, 2001 and to solicit acceptances of the plan has been extended to November 7, 2001. The Company intends to seek a further extension of these periods.

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

Liabilities subject to compromise consisted of the following as of the periods indicated (in thousands):

	June 30, 2001	December 31, 2000

Revolving Credit Facility	$ 436,438	$ 433,319
Credit Facility Term Loans	358,981	358,981
Senior Subordinated Notes due 2007	250,000	250,000
Senior Subordinated Notes due 2008	150,000	150,000
Interest payable	101,856	102,094
Convertible Subordinated Debentures due 2004	83,300	83,300
Prepetition trade and other miscellaneous claims	62,155	65,834
Mortgage notes payable due at various dates through 2005	46,139	46,214
Other long-term debt	15,630	15,984
Industrial Revenue Bonds	8,620	8,620
Senior Subordinated Notes due 2002	6,161	6,161
Capital leases	6,071	8,039
Convertible Subordinated Debentures due 2003	1,382	1,382
Total liabilities subject to compromise	$ 1,526,733	$ 1,529,928

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "liabilities subject to compromise" at June 30, 2001 and December 31, 2000 due to the Company's Chapter 11 filing and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

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

     The Company is in default with respect to substantially all of its prepetition borrowings. The Company's prepetition bank debt is collateralized by (i) a pledge of stock in the Company's U.S. subsidiaries, (ii) a security interest in intercompany debt owed by subsidiaries to the Company and (iii) a pledge of certain notes held by the Company.

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing. The Revolving Credit Agreement was amended as of September 21, 2000 and April 20, 2001 (as amended the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowing by the Company of $175.0 million, but not to exceed the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of $10.0 million or 50.0% of the aggregate value of eligible inventory. In April 2001, the Company elected to reduce the maximum amount it could borrow under the DIP Financing Agreement from $200.0 million to $175.0 million. The DIP Financing Agreement matures on October 14, 2001. The Company is in discussion with the DIP Lenders to extend the DIP Financing Agreement in the event that the Company has not emerged from bankruptcy by October 14, 2001.

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

The components of reorganization costs, net, are as follows for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

Professional fees	$ 6,175	$ 9,782
Severance	541	-
Loss on sales of assets, net	61	7,201
Miscellaneous	28	88
Less:
Gain on sale of assets, net	-	(954)
Interest earned on accumulated cash	(539)	(655)

Total reorganization costs, net	$ 6,266	$ 15,462

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

Professional fees	$ 11,401	$ 14,363
Severance	1,323	-
Loss on sales of assets, net	2,839	159,870
Miscellaneous	145	88
Less:
Gain on sale of assets, net	-	(954)
Interest earned on accumulated cash	(1,245)	(1,259)

Total reorganization costs, net	$ 14,463	$ 172,108

(3) Debtor-in-Possession Financing

     Beginning in February 15, 2001, interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (J.P. Morgan Chase & Co.) plus 1.25% or the London International Borrowing Offer Rate ("LIBOR") plus 3.75% and is payable in arrears on each Interest Payment Date. The one-month LIBOR was approximately 3.8% at June 30, 2001 and 6.6% at December 31, 2000. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 3.0% and is payable daily. The ABR was approximately 6.8% and 9.5% at June 30, 2001 and December 31, 2000, respectively.

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

      The Company's DIP Financing Agreement contains customary representations, warranties, and covenants of the Company Lenders, as well as certain financial covenants relating to minimum earnings before interest, income taxes, depreciation and amortization (EBITDA), maximum capital expenditures, and minimum patient census. The breach of any such representations, warranties, or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the DIP Financing Agreement or the exercise of remedies by the DIP lenders, either of which occurrence could materially impair the ability of the Company to successfully reorganize in Chapter 11.

     At June 30, 2001 approximately $118.9 million was available under the DIP Financing Agreement of which the Company had borrowed approximately $64.1 million and had issued letters of credit of approximately $35.1 million. At December 31, 2000, approximately $138.7 million was available under the DIP Financing Agreement of which the Company had borrowed $66.5 million and had issued letters of credit outstanding of approximately $34.7 under the DIP Financing Agreement. Peak borrowings under the agreement for the six months ended June 30, 2001 and 2000 were $88.0 and $62.2 million, respectively with an effective interest rate for the six months ended June 30, 2001 of approximately 8.6%.

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

Capital Expenditures Aggregate Limitations on Corporate Headquarters:

$6,000,000                 During fiscal 2000 and for each fiscal year until maturity

Capital Expenditures on Domestic Healthcare Facilities:

$49,300,000                During fiscal 2000 and for each fiscal year until maturity

Minimum cumulative EBITDA at Month End for preceding continuous four month period:

Six months ending	July	2001	$ 13,200,000
Six months ending	August		17,300,000
Six months ending	September		21,000,000
Six months ending	October		26,400,000

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The DIP Financing Agreement matures on October 14, 2001. The Company is in discussion with the DIP Lenders to extend the DIP Financing Agreement in the event that the Company has not emerged from bankruptcy by October 14, 2001.

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

Long-term debt consisted of the following as of the periods indicated (in thousands):

	June 30, 2001	December 31, 2000
Senior Credit Facility:
Revolving Credit Facility	$ 436,438	$ 433,319	(1)
Credit Facility Term Loans	358,981	358,981	(1)
9.5% Senior Subordinated Notes due 2007	250,000	250,000	(1)
9 3/8% Senior Subordinated Notes due 2008	150,000	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	83,300	83,300	(1)
DIP Financing Agreement	64,131	67,027
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	53,346	53,517	(2)
Industrial Revenue Bonds	8,620	8,785	(3)
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum	6,161	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6.5% per annum	1,382	1,382	(1)
Mortgage notes payable in Australian dollars due at various dates through 2001, interest from 7.6 % to 8.0%, collateralized by various facilities in Australia	-	12,980
Mortgage notes payable in German marks due at various dates through 2003, interest at rates from 6.3% to 6.8%, collateralized by various facilities in Germany	-	7,978
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.50% per annum, collateralized by various facilities in the United Kingdom	-	31,354
Other long-term debt	20,604	29,427	(4)

Total long-term debt	1,432,963	1,494,211

Less long-term debt subject to compromise	(1,356,651)	(1,353,961)
Less amounts due within one year	(64,274)	(86,039)
Long-term debt, net of current portion	$ 12,038	$ 54,211

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Long-term debt at June 30, 2001 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt.

     Long-term debt at December 31, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $85.4 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to December 31, 2000 and the Company's foreign debt obligations.

(1) Classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2001 and
        December 31, 2000.

(2) Approximately $46,139 and $46,214 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2001 and December 31, 2000, respectively.

(3) Approximately $8,620 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2001 and December 31, 2000.

(4) Approximately $15,630 and $15,984 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of June 30, 2001 and December 31, 2000, respectively.

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of June 30, 2001 are as follows (in thousands):

June 30, 2001

2001	$ 64,274
2002	432
2003	485
2004	5,211
2005	494
Thereafter	5,416
$ 76,312

     The Company has letters of credit outstanding under its prepetition credit facilities and its DIP Financing Agreement. As of June 30, 2001, letters of credit outstanding totaled approximately $44.5 million of which approximately $9.4 million and $35.1 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of December 31, 2000, letters of credit outstanding totaled approximately $48.1 million of which approximately $13.4 million and $34.7 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively.

(5)   Impairment of Long-Lived Assets and Assets Held for Sale

(a)   Impairment of Long-Lived Assets

     In May 2001, the Company decided to sell a portion of its corporate campus. As a result, the Company recorded an impairment of approximately $16.9 million. The two buildings held for sale as of June 30, 2001 on the corporate campus have approximately 370,000 square feet of rentable office space. A sale of the two buildings would be contingent upon the Company obtaining an acceptable agreement to lease back a portion of the buildings and attached parking structure.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)   Assets Held for Sale

     The Company sold its operations in the United Kingdom and Germany in 2001. The Company had previously recorded its estimates of losses on the sales of its operations in the United Kingdom. A receiver for the Company’s operations in Australia sold those operations in July 2001 and is currently liquidating the Company’s Australian subsidiaries. The Company received approximately $4.4 million from the sale of the international operations. Due to the sale of these operations, the Company was released from approximately $151.2 million of aggregate debt, capital lease obligations, notes payable and other liabilities.

     During the three months from January 1, 2001 through March 31, 2001, the Company divested 11 skilled nursing facilities with 1,157 licensed beds. The net revenues and net operating losses for the year ended December 31, 2000 for these 11 facilities were approximately $45.9 million and $4.4 million, respectively. The aggregate net loss on disposal during the three months ended March 31, 2001 for these divestitures was approximately $6.6 million, which is included in reorganization costs, net, in the Company's consolidated statement of losses. The Company also recorded losses during the year ended December 31, 2000 to reduce the carrying value of certain of these facilities to the Company's estimates of selling value less selling costs. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     In April 2001, the Company decided to pursue the disposition of its temporary therapy staffing services business, Careerstaff. The Company recorded the business as an asset held for sale within the Company's consolidated balance sheets. A sale of these operations would include Careerstaff's accounts receivable, property and equipment and other assets.

     During the three months from April 1, 2001 through June 30, 2001, the Company divested eight skilled nursing facilities with 1,232 licensed beds. The net revenues and net operating losses for the year ended December 31, 2000 for these eight facilities were approximately $45.9 million and $1.5 million, respectively. The aggregate net loss on disposal during the three months ended June 30, 2001 for these divestitures was approximately $3.4 million, which is included in reorganization costs, net, in the Company's consolidated statement of losses. The Company had previously recorded a charge to reduce the carrying value of the facilities to the Company's estimate of the selling value less costs. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     In June 2001, the Company began negotiating an agreement to sell its orthotics manufacturing operations, Neuroflex, to a member of the Neuroflex management team. The Company recorded approximately $2.9 million in loss on disposal under reorganization costs, net, in the Company's consolidated statement of losses.

     As of June 30, 2001, the Company held for sale 27 skilled nursing facilities with 3,233 licensed beds. The net revenues and net operating income for these 27 facilities were approximately $108.5 million and $2.5 million, respectively, for the twelve months ended December 31, 2000. The Company previously recorded a charge in reorganization costs, net, to reduce the carrying value of these facilities to the Company's estimate of the selling value less costs.

     The Company is actively reviewing its portfolio of properties and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. All divestitures require Bankruptcy Court approval. See "Note 13 - Subsequent Events" in the Company's consolidated financial statements.

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of June 30, 2001 and the losses or gains on the sale of assets and the losses on assets held for sale for the six months ended June 30, 2001. The gains and losses are recorded in gain and losses on sale of assets, net, and reorganization costs, in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

	Carrying Amount	Losses	Gains

International operations	$ 916	$ 211	$ -
Inpatient facilities	-	-	3,256
Other non-core businesses	17,532	5,946	-
	$ 18,448	$ 6,157	$ 3,256

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)   Commitments

(a)   Construction Commitments

     The Company had construction commitments of approximately $1.1 million as of June 30, 2001, under various contracts in the United States to improve existing facilities.

(b)   Purchase Commitments

     The Company’s long-term care division has a contractual agreement through January 31, 2009 with Medline Industries, Inc. ("Medline") establishing Medline as the primary medical supply vendor for all of the long-term care facilities which the Company owns, leases and/or operates. For the duration of this agreement, the long-term care division has agreed to purchase at least 90% of the Company’s medical supply products from Medline. In the event the Company fails to comply with the 90% requirement of the contract, a breach of contract could be stipulated by Medline. Additionally, if prior to January 2005, the Company chooses to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, the Company may find it necessary to pay Medline damages.

(c)   Litigation

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See "Note 8 - Other Events" in the Company's consolidated financial statements.

(7)   Net Losses Per Share

     Basic net losses per share is based upon the weighted average number of common shares outstanding during the period. Diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. Diluted net losses per share amounts for the six month periods ended June 30, 2001 and 2000 are the same as basic net losses per share amounts for those periods because the impact to convertible securities is anti-dilutive.

(8)   Other Events

(a)   Litigation

     The Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the District of Delaware (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

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

     The Company and certain of its subsidiaries are defendants in a qui tam lawsuit brought by a private citizen in the United States District Court for the Eastern District of California alleging violations of the Federal False Claims Act. The plaintiff alleges that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs, and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. These lawsuits are currently stayed as a result of the Company's filing for Chapter 11 bankruptcy protection.

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

     The DOJ and the Company are having ongoing discussions and the Company expects to enter into a global settlement of these investigations. Such settlement would include a monetary payment to the government. In contemplation of a settlement, the Company entered into a corporate integrity agreement with the HHS' Office of Inspector General in July 2001. The agreement officially takes effect upon the Company’s emergence from bankruptcy. Under the terms of this agreement, the Company will implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such a settlement or any other outcome of investigations will have a material adverse effect on the Company's financial condition or results of operations. As of June 30, 2001, the Company has a reserve of approximately $4.7 million to cover the estimated costs of professional advisory services related to this matter.

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

(9)   Summarized Financial Information

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Debentures and the 11.75% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below as of the periods indicated (in thousands):

	June 30, 2001	December 31, 2000

Current assets	$ 76,287	$ 73,060
Noncurrent assets	75,997	76,668
Current liabilities	14,632	8,720
Noncurrent liabilities	50,462	50,632
Due to parent	222,014	231,487

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

Net revenues	$ 115,628	$ 110,367	$ 225,774	$ 220,676
Costs and expenses	(110,330)	(103,399)	(217,385)	(208,619)

Earnings before intercompany charges	5,298	6,968	8,389	12,057

Intercompany charges (1)	(769)	(24,375)	(2,101)	(48,086)

Net earnings (losses)	$ 4,529	$ (17,407)	$ 6,288	$ (36,029)

(1)      Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $2.3 million and $2.9 million for the three months ended June 30, 2001 and 2000, respectively and $4.1 million and $6.6 million for the six months ended June 30, 2001 and 2000, respectively. Intercompany interest charged to Mediplex for the three months ended June 30, 2000 for advances from Sun was $21.4 million and $41.4 million for the six months ended June 30, 2000. Sun discontinued charging Mediplex for interest during the second half of 2000 due to the Chapter 11 filing.

(10) Segment Information

Overview

     Inpatient Services. At June 30, 2001, Sun operated 275 long-term, subacute care and assisted living facilities (consisting of 264 skilled nursing facilities, nine rehabilitation hospitals and two assisted living facilities) in 26 states with 31,015 licensed beds in the United States primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Included in these 275 facilities are 27 facilities with 3,233 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy.

     Rehabilitation and Respiratory Therapy Services. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At June 30, 2001, Sun provided therapy services and supplies to 917 facilities in 41 states, 645 of which were operated by nonaffiliated parties. The Company is currently soliciting offers for its respiratory therapy supplies business.

     Pharmaceutical Services. The Company provides pharmaceutical services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of June 30, 2001, Sun operated 33 regional pharmacies, eight in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 623 long-term and subacute care facilities in 20 states, 382 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice.

     International Operations. In February 2001, the Company sold its operations in the United Kingdom. In April 2001, the Company sold its majority interest in Heim Plan-Uternehmensgruppe, an operator of 16 long-term care facilities with 1,251 licensed beds, and its pharmaceutical operations in Germany for proceeds of approximately $3.5 million. In September 2000, the Company's operations in Australia were placed in receivership by its secured creditors.   In July 2001, the receiver completed the sale of its Australian operations and the receiver is currently liquidating the Company's Australian subsidiaries. The Company recorded estimated proceeds of $0.9 million for the Australian operations. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Other Operations. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). Careerstaff derives approximately 50% of its revenues from skilled nursing facilities, 30% from schools and governmental agencies and 20% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At June 30, 2001, CareerStaff had 26 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas. The Company is currently soliciting offers to purchase its temporary therapy staffing service business.

     Through SunAlliance Healthcare Services, Inc. ("SunAlliance") and SunPlus Home Health Services, Inc. ("SunPlus"), the Company provides mobile radiology, medical laboratory and home healthcare services in certain locations. Through Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, the Company develops certain software for use in the long-term care industry. Shared Healthcare Systems, Inc., which is a majority-owned subsidiary of the Company, did not commence a case under Chapter 11 of the U.S. Bankruptcy Code.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated

For the Three Months Ended June 30, 2001

Total Net Revenues	$ 394,751	$ 43,895	$ 61,345	$ 2,138	$ 47,586	$ 139	$ (42,694)	$ 507,160
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	379,252	38,819	56,518	2,054	45,816	15,149	(42,694)	494,914
Depreciation and amortization	3,047	458	850	-	690	2,776	-	7,821
Interest, net	118	23	-	49	3	2,313	-	2,506
Earnings (losses) before corporate allocations	12,334	4,595	3,977	35	1,077	(20,099)	-	1,919
Corporate interest allocation	-	-	-	-	-	-	-	-
Corporate management fees	9,239	1,096	1,534	-	1,120	(12,989)	-	-
Net segment earnings (losses)	$ 3,095	$ 3,499	$ 2,443	$ 35	$ (43)	$ (7,110)	$ -	$ 1,919
Intersegment revenues	$ (126)	$ 25,194	$ 15,358	$ -	$ 2,268	$ -	$ (42,694)	$ -
Identifiable segment assets	$ 372,114	$ 34,606	$ 70,087	$ 916	$ 76,859	$ 514,170	$ (416,149)	$ 652,603
Segment capital expenditures, net	$ 4,433	$ 94	$ 297	$ -	$ 2,378	$ 1,242	$ -	$ 8,444

For theThree Months Ended June 30, 2000

Total Net Revenues	$ 433,760	$ 53,198	$ 75,442	$ 70,445	$ 43,134	$ 370	$ (55,395)	$ 620,954
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	417,293	43,778	71,181	69,813	44,033	20,177	(55,395)	610,880
Depreciation and amortization	5,240	865	1,671	-	894	2,161	-	10,831
Interest, net	2,682	56	16	3,184	24	3,116	-	9,078
Earnings (losses) before corporate allocations	8,545	8,499	2,574	(2,552)	(1,817)	(25,084)	-	(9,835)
Corporate interest allocation	5,937	2,713	2,691	3,903	1,645	(16,889)	-	-
Corporate management fees	10,738	1,329	1,870	691	1,047	(15,675)	-	-
Net segment earnings (losses)	$ (8,130)	$ 4,457	$ (1,987)	$ (7,146)	$ (4,509)	$ 7,480	$ -	$ (9,835)
Intersegment revenues	$ 150	$ 29,555	$ 23,042	$ -	$ 2,648	$ -	$ (55,395)	$ -
Identifiable segment assets	$ 348,294	$ 55,900	$ 107,693	$ 137,421	$ 85,471	$ 1,171,458	$ (674,406)	$ 1,231,831
Segment capital expenditures, net	$ 7,993	$ 23	$ 92	$ 2,505	$ 65	$ 5,343	$ -	$ 16,021

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
For the Six Months Ended June 30, 2001

Total Net Revenues	$ 791,658	$ 90,153	$ 126,999	$ 23,887	$ 93,390	$ 316	$ (89,410)	$ 1,036,993
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	768,678	80,248	116,507	22,953	92,350	27,959	(89,410)	1,019,285
Depreciation and amortization	6,497	942	1,685	-	1,432	5,787	-	16,343
Interest, net	1,336	52	4	1,183	26	4,626	-	7,227
Earnings (losses) before corporate allocations	15,147	8,911	8,803	(249)	(418)	(38,056)	-	(5,862)
Corporate interest allocation	-	-	-	-	-	-	-	-
Corporate management fees	19,083	2,253	3,103	-	2,235	(26,674)	-	-
Net segment earnings (losses)	$ (3,936)	$ 6,658	$ 5,700	$ (249)	$ (2,653)	$ (11,382)	$ -	$ (5,862)
Intersegment revenues	$ (252)	$ 51,813	$ 33,092	$ -	$ 4,757	$ -	$ (89,410)	$ -
Identifiable segment assets	$ 372,114	$ 34,606	$ 70,087	$ 916	$ 76,859	$ 514,170	$ (416,149)	$ 652,603
Segment capital expenditures, net	$ 8,789	$ 207	$ 574	$ 537	$ 3,108	$ 4,989	$ -	$ 18,204

For the Six Months Ended June 30, 2000

Total Net Revenues	$ 871,989	$ 110,715	$ 149,273	$ 145,581	$ 92,914	$ 458	$ (111,983)	$ 1,258,947
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	839,084	91,132	141,649	145,136	94,013	45,110	(111,983)	1,244,141
Depreciation and amortization	10,824	1,859	3,019	2,502	2,592	4,452	-	25,248
Interest, net	5,131	105	33	6,167	1,396	4,470	-	17,302
Earnings (losses) before corporate allocations	16,950	17,619	4,572	(8,224)	(5,087)	(53,574)	-	(27,744)
Corporate interest allocation	12,146	5,547	5,384	8,346	3,748	(35,171)	-	-
Corporate management fees	21,612	2,753	3,703	| 1,433	2,222	(31,723)	-	-
Net segment earnings (losses)	$ (16,808)	$ 9,319	$ (4,515)	$ (18,003)	$ (11,057)	$ 13,320	$ -	$ (27,744)
Intersegment revenues	$ 299	$ 61,036	$ 45,252	$ -	$ 5,396	$ -	$ (111,983)	$
Identifiable segment assets	$ 348,294	$ 55,900	$ 107,693	$ 137,421	$ 85,471	$ 1,171,458	$ (674,406)	$ 1,231,831
Segment capital expenditures, net	$ 10,402	$ 1	$ 345	$ 4,590	$ 311	$ 9,732	$ -	$ 25,381

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)   Summarized Consolidating Information

     In connection with Sun's offering of the 9.5% Notes in July 1997 and the 9.375% Notes in May 1998 all direct and indirect subsidiaries of Sun other than Sun's direct and indirect foreign subsidiaries, CareerStaff and its direct and indirect subsidiaries, and certain other immaterial subsidiaries of Sun have, jointly and severally, unconditionally guaranteed the 9.5% Notes and 9.375% Notes (the "Guarantors"). These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$ 35,403	$ 10,865	$ 2,021	$ -	$ 48,289
Accounts receivable, net	-	149,954	6,667	971	157,592
Other receivables, net	167,691	(162,093)	(207)	-	5,391
Inventory, net	-	20,556	307	-	20,863
Prepaids and other assets	694	4,772	187	-	5,653
Total current assets	203,788	24,054	8,975	971	237,788

Property and equipment, net	44,551	101,236	17,969	-	163,756
Goodwill, net	-	180,506	2	-	180,508
Notes receivable, net	-	14,114	-	-	14,114
Assets held for sale	-	17,532	916	-	18,448
Other assets, net	11,785	23,901	2,303	-	37,989
Investment in subsidiaries	(1,729,427)	-	-	1,729,427	-
Total assets	$ (1,469,303)	$ 361,343	$ 30,165	$ 1,730,398	$ 652,603

Current liabilities:
Current portion of long-term debt	$ 64,301	$ (105)	$ 78	$ -	$ 64,274
Current portion of obligations under capital leases	-	(28)	28	-	-
Accounts payable	4,932	17,054	1,198	971	24,155
Accrued compensation and benefits	22,232	58,318	1,735	-	82,285
Accrued interest	782	7,606	-	-	8,388
Accrued self-insurance obligations	(7,131)	62,220	2,260	-	57,349
Other accrued liabilities	51,211	56,530	127	-	107,868
Income tax payables	22,474	(8,159)	-	-	14,315
Total current liabilities	158,801	193,436	5,426	971	358,634

Long-term debt, net of current portion	(170)	6,720	5,488	-	12,038
Obligations under capital leases, net of current portion	-	1	(1)	-	-
Other long-term liabilities	-	24,339	274	-	24,613
Liabilities subject to compromise (see Note 2)	1,429,834	96,899	-	-	1,526,733
Total liabilities	1,588,465	321,395	11,187	971	1,922,018

Intercompany payables/(receivables)	(1,783,218)	1,708,926	74,292	-	-
Commitments and contingencies
Minority interest	-	5,831	(691)	-	5,140
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of the Company	296,101	-	-	-	296,101
Total stockholders' deficit	(1,570,651)	(1,674,809)	(54,623)	1,729,427	(1,570,656)
Total liabilities and stockholders' deficit	$ (1,469,303)	$ 361,343	$ 30,165	$ 1,730,398	$ 652,603

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$ 31,319	$ 938	$ 5,332	$ -	$ 37,589
Accounts receivable, net	-	189,216	7,485	(1,339)	195,362
Inventory, net	-	22,389	287	-	22,676
Prepaids and other assets	367	4,198	128	-	4,693
Other receivables, net	291,679	(186,677)	(98,106)	-	6,896
Total current assets	323,365	30,064	(84,874)	(1,339)	267,216
Goodwill, net	-	187,781	224	-	188,005
Property and equipment, net	63,643	100,888	15,754	-	180,285
Assets held for sale	-	17,567	138,775	-	156,342
Notes receivable, net	-	14,554	-	-	14,554
Other assets, net	13,968	26,951	2,667	-	43,586
Investment in subsidiaries	(1,711,962)	-	-	1,711,962	-
Total assets	$ (1,310,986)	$ 377,805	$ 72,546	$ 1,710,623	$ 849,988

Current liabilities:
Accrued compensation and benefits	$ 25,640	$ 60,461	$ 15,876	$ -	$ 101,977
Current portion of long-term debt	67,027	187	18,825	-	86,039
Accrued self-insurance obligations	(5,429)	54,315	1,851	-	50,737
Accounts payable	10,835	17,006	11,024	(1,339)	37,526
Income taxes payable	21,562	(8,159)	(75)	-	13,328
Accrued interest	-	7,437	351	-	7,788
Current portion of obligations under capital leases	-	(28)	276	-	248
Other accrued liabilities	50,712	68,322	12,159	-	131,193
Total current liabilities	170,347	199,541	60,287	(1,339)	428,836
Liabilities subject to compromise (see Note 2)	1,426,821	103,008	99	-	1,529,928
Long-term debt, net of current portion	-	6,797	47,414	-	54,211
Obligations under capital leases, net of current portion	-	91	53,462	-	53,553
Other long-term liabilities	-	25,953	784	-	26,737
Total liabilities	1,597,168	335,390	162,046	(1,339)	2,093,265
Intercompany payables/(receivables)	(1,683,881)	1,710,218	(26,337)	-	-
Commitments and contingencies
Minority interest	-	6,062	(102)	-	5,960
Company-obligated manditorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	-	-	-	296,101
Total stockholders' equity (deficit)	(1,520,374)	(1,673,865)	(63,061)	1,711,962	(1,545,338)
Total liabilities and stockholders' equity (deficit)	$ (1,310,986)	$ 377,805	$ 72,546	$ 1,710,623	$ 849,988

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

For the Three Months Ended June 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 139	$ 495,278	$ 14,150	$ (2,407)	$ 507,160
Costs and expenses:
Operating costs	-	446,818	14,613	(2,407)	459,024
Corporate general and administrative	15,204	11,983	521	-	27,708
Depreciation and amortization	2,597	5,065	159	-	7,821
Interest, net (contractual interest expense of $38,835 for the three months ended June 30, 2001)	2,214	240	52	-	2,506
Provision for losses on accounts receivable	-	7,832	351	-	8,183
Impairment loss	16,899	(13)	-	-	16,886
Loss on sale of assets, net	512	(375)	(43)	-	94
Equity interest in (earnings) losses of subsidiaries	(8,203)	-	-	8,203	-
Total costs and expenses	29,223	471,550	15,653	5,796	522,222

Intercompany charges	(15,975)	15,996	(21)	-	-
Income (losses) before reorganization costs and income taxes	(13,109)	7,732	(1,482)	(8,203)	(15,062)
Reorganization costs, net	8,226	(1,323)	(637)	-	6,266
Income tax expense (benefit)	516	-	7	-	523
Net income (losses)	$ (21,851)	$ 9,055	$ (852)	$ (8,203)	$ (21,851)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Three Months Ended June 30, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 370	$ 532,288	$ 82,814	$ 5,482	$ 620,954
Costs and expenses:
Operating costs	-	485,457	74,068	5,482	565,007
Corporate general and administrative	12,010	21,890	4,303	-	38,203
Depreciation and amortization	2,000	8,835	(4)	-	10,831
Interest, net (contractual interest expense of $52,624 for the three months ended June 30, 2000)	2,963	2,821	3,294	-	9,078
Provision for losses on accounts receivable	-	7,523	147	-	7,670
Legal and regulatory costs	-	2,618	-	-	2,618
Impairment loss	-	1,849	-	-	1,849
Loss on sale of assets, net	2	1,621	-	-	1,623
Equity interest in losses of subsidiaries	112,128	-	-	(112,128)	-
Intercompany interest expense (income)	(5,031)	5,031	-	-	-
Total costs and expenses	124,072	537,645	81,808	(106,646)	636,879

Intercompany charges	(112,351)	110,851	1,500	-	-
Losses before reorganization costs and income taxes	(11,351)	(116,208)	(494)	112,128	(15,925)
Reorganization costs, net	20,035	4,767	(9,340)	-	15,462
Income tax expense (benefit)	59	-	(1)	-	58
Net income (losses)	$ (31,445)	$ (120,975)	$ 8,847	$ 112,128	$ (31,445)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Six Months Ended June 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 316	$ 993,758	$ 46,288	$ (3,369)	$ 1,036,993
Costs and expenses:
Operating costs	-	901,908	46,628	(3,369)	945,167
Corporate general and administrative	27,812	28,124	2,185	-	58,121
Depreciation and amortization	5,401	10,629	313	-	16,343
Interest, net (contractual interest expense of $74,458 for the six months ended June 30, 2001)	4,380	1,659	1,188	-	7,227
Provision for losses on accounts receivable	-	15,255	741	-	15,996
Impairment loss	16,899	(13)	-	-	16,886
Loss on sale of assets, net	512	(407)	(43)	-	62
Equity interest in losses of subsidiaries	4,983	-	-	(4,983)	-
Total costs and expenses	59,987	957,155	51,012	(8,352)	1,059,802

Intercompany charges	(34,752)	34,827	(75)	-	-
Income (losses) before reorganization costs and income taxes	(24,919)	1,776	(4,649)	4,983	(22,809)
Reorganization costs, net	12,383	2,717	(637)	-	14,463
Income tax expense	516	-	30	-	546
Net income (losses)	$ (37,818)	$ (941)	$ (4,042)	$ 4,983	$ (37,818)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Six Months Ended June 30, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 459	$ 1,084,212	$ 171,773	$ 2,503	$ 1,258,947
Costs and expenses:
Operating costs	-	982,139	161,794	2,503	1,146,436
Corporate general and administrative	44,847	28,566	7,589	-	81,002
Depreciation and amortization	4,227	18,375	2,646	-	25,248
Interest, net (contractual interest expense of $103,665 for the six months ended June 30, 2000)	4,206	6,485	6,611	-	17,302
Provision for losses on accounts receivable	-	16,464	239	-	16,703
Legal and regulatory costs	-	2,618	-	-	2,618
Impairment loss	-	1,849	-	-	1,849
Loss on sale of assets, net	-	1,623	-	-	1,623
Gain on sale of assets	(1,987)	(6,965)	-	-	(8,952)
Equity interest in losses of subsidiaries	320,060	-	-	(320,060)	-
Intercompany interest expense (income)	(10,062)	10,062	-	-	-
Total costs and expenses	361,291	1,061,216	178,879	(317,557)	1,283,829

Intercompany charges	(234,941)	233,031	1,910	-	-
Losses before reorganization costs and income taxes	(125,891)	(210,035)	(9,016)	320,060	(24,882)
Reorganization costs, net	71,098	16,444	84,566	-	172,108
Income tax expense (benefit)	117	-	(1)	-	116
Net income (losses)	$ (197,106)	$ (226,479)	$ (93,581)	$ 320,060	$ (197,106)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (37,818)	$ (941)	$ (4,042)	$ 4,983	$ (37,818)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	4,983	-	-	(4,983)	-
Reorganization costs, net	12,383	2,717	(637)	-	14,463
Depreciation and amortization	5,401	10,629	313	-	16,343
Provision for losses on accounts and other receivables	-	15,255	741	-	15,996
Impairment loss	16,899	(13)	-	-	16,886
Loss on sale of assets, net	512	(407)	(43)	-	62
Other, net	(9,932)	10,031	(4,008)	-	(3,909)
Changes in operating assets and liabilities:
Accounts receivable	-	20,427	490	-	20,917
Other current assets	28,669	(27,610)	(960)	-	99
Income tax payables	974	2,528	(2,668)	-	834
Other current liabilities	(23,243)	846	(1,209)	-	(23,606)
Net cash provided by (used for) operating activities before reorganization costs	(1,172)	33,462	(12,023)	-	20,267
Net cash paid for reorganization costs	-	(9,255)	-	-	(9,255)
Net cash provided by (used for) operating activities	(1,172)	24,207	(12,023)	-	11,012
Cash flows from investing activities:
Capital expenditures, net	(4,989)	(11,197)	(2,018)	-	(18,204)
Proceeds from sale of assets held for sale	-	14,401	3,488	-	17,889
Decrease in long-term notes receivable	3	440	-	-	443
Decrease in other assets	-	1,129	-	-	1,129
Net cash provided by (used for) investing activities	(4,986)	4,773	1,470	-	1,257
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	(2,896)	-	-	-	(2,896)
Long-term debt borrowings	3,119	-	-	-	3,119
Principal payments on prepetition debt authorized by Bankruptcy Court	-	(736)	-	-	(736)
Other financing activities	23	(7)	(2)	-	14
Intercompany advances	11,066	(16,381)	5,315	-	-
Net cash provided by (used for) financing activities	11,312	(17,124)	5,313	-	(499)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	4,084	11,856	(5,240)	-	10,700
Cash and cash equivalents at beginning of year	13,049	19,235	5,305	-	37,589
Cash and cash equivalents at end of period	$ 17,133	$ 31,091	$ 65	$ -	$ 48,289

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (197,106)	$ (226,479)	$ (93,581)	$ 320,060	$ (197,106)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	320,060	-	-	(320,060)	-
Reorganization costs, net	71,098	16,444	84,566	-	172,108
Depreciation and amortization	4,227	18,375	2,646	-	25,248
Provision for losses on accounts and other receivables	-	17,847	239	-	18,086
Impairment loss	-	1,849	-	-	1,849
Loss on sale of assets, net	-	1,623	-	-	1,623
Gain on sale of assets	(1,987)	(6,965)	-	-	(8,952)
Other, net	(2,898)	-	-	-	(2,898)
Changes in operating assets and liabilities:
Accounts receivable	-	17,332	(17,907)	-	(575)
Other current assets	7,963	21,047	(3,135)	-	25,875
Income tax payables	20,188	(14,137)	(1,262)	-	4,789
Other current liabilities	(11,644)	(14,479)	501	-	(25,622)
Net cash provided by (used for) operating activities before reorganization costs	209,901	(167,543)	(27,933)	-	14,425
Net cash paid for reorganization costs	-	(6,053)	-	-	(6,053)
Net cash provided by (used for) operating activities	209,901	(173,596)	(27,933)		8,372
Cash flows from investing Activities:
Capital expenditures, net	(9,732)	(11,535)	(4,114)	-	(25,381)
Acquisitions, net of cash acquired	-	(974)	-	-	(974)
Proceeds from sale of assets held for sale	-	-	13,570	-	13,570
Decrease in long-term notes receivable	-	448	1,391	-	1,839
Increase in other assets	17,057	(25,601)	4,189	-	(4,355)
Net cash provided by (used for) investing activities	7,325	(37,662)	15,036	-	(15,301)
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	41,966	-	-	-	41,966
Long-term debt borrowings	4,195	7,126	(3,563)	-	7,758
Long-term debt repayments	-	44	(9,916)	-	(9,872)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	(1,930)	-	-	(1,930)
Other financing activities	(15)	-	-	-	(15)
Intercompany advances	(239,332)	209,748	29,584	-	-
Net cash provided by (used for) financing activities	(193,186)	214,988	16,105	-	37,907
Effect of exchange rate on cash and cash equivalents	(706)	-	-	-	(706)
Net increase in cash and cash equivalents	23,334	3,730	3,208	-	30,272
Cash and cash equivalents at beginning of year	13,049	6,693	5,305	-	25,047
Cash and cash equivalents at end of period	$ 36,383	$ 10,423	$ 8,513	$ -	$ 55,319

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements

In accordance with SOP 90-7, the debtor entities are required to present condensed Consolidated Financial Statements.

CONSOLIDATING BALANCE SHEET

June 30, 2001
(in thousands)

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 46,493	$ 1,796	$ -	$ 48,289
Accounts receivable, net	152,361	5,598	(367)	157,592
Other receivables, net	5,391	-	-	5,391
Inventory, net	19,952	911	-	20,863
Prepaids and other assets	5,615	38	-	5,653
Total current assets	229,812	8,343	(367)	237,788

Property and equipment, net	146,225	17,531	-	163,756
Goodwill, net	180,308	200	-	180,508
Notes receivable, net	14,114	-	-	14,114
Assets held for sale	17,532	916	-	18,448
Other assets, net	33,144	4,845	-	37,989
Investment in subsidiaries	(271,883)	-	271,883	-
Total assets	$ 349,252	$ 31,835	$ 271,516	$ 652,603

(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2001
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Current portion of long-term debt	$ 64,192	$ 82	$ -	$ 64,274
Accounts payable	22,656	1,866	(367)	24,155
Accrued compensation and benefits	80,999	1,286	-	82,285
Accrued interest	8,388	-	-	8,388
Accrued self-insurance obligations	56,512	837	-	57,349
Other accrued liabilities	107,462	406	-	107,868
Income tax payables	14,315	-	-	14,315
Total current liabilities	354,524	4,477	(367)	358,634

Long-term debt, net of current portion	6,550	5,488	-	12,038
Other long-term liabilities	24,338	275	-	24,613
Liabilities subject to compromise (see Note 2)	1,526,733	-	-	1,526,733
Total liabilities	1,912,145	10,240	(367)	1,922,018
Commitments and contingencies
Minority interest	3,146	1,994	-	5,140
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of the Company	296,101	-	-	296,101
Intercompany payables/(receivables)	(291,517)	291,483	34	-

Stockholders' equity (deficit):
Common stock of $.01 par value, authorized 155,000,000 shares, 65,225,853 shares issued and outstanding as of June 30, 2001	652	263	(263)	652
Additional paid-in capital	825,239	49,821	(49,821)	825,239
Accumulated deficit	(2,369,036)	(321,933)	321,933	(2,369,036)

Less:
Common stock held in treasury, at cost, 2,213,537 shares at June 30, 2001	(27,343)	(33)	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares at June 30, 2001	(135)	-	-	(135)
Total stockholders' deficit	(1,570,623)	(271,882)	271,849	(1,570,656)
Total liabilities and stockholders' deficit	$ 349,252	$ 31,835	$ 271,516	$ 652,603

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 32,600	$ 4,989	$ -	$ 37,589
Accounts receivable, net	188,366	7,415	(419)	195,362
Inventory, net	21,726	950	-	22,676
Prepaids and other assets	4,653	40	-	4,693
Other receivables, net	104,808	(97,912)	-	6,896
Total current assets	352,153	(84,518)	(419)	267,216
Goodwill, net	187,781	224	-	188,005
Property and equipment, net	164,433	15,852	-	180,285
Assets held for sale	17,567	138,775	-	156,342
Notes receivable, net	14,554	-	-	14,554
Other assets, net	38,385	5,201	-	43,586
Investment in subsidiaries	(57,143)	-	57,143	-
Total assets	$ 717,730	$ 75,534	$ 56,724	$ 849,988

(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Accrued compensation and benefits	$ 86,259	$ 15,718	$ -	$ 101,977
Current portion of long-term debt	67,208	18,831	-	86,039
Accrued self-insurance obligations	50,125	612	-	50,737
Accounts payable	26,736	11,209	(419)	37,526
Income taxes payable	13,328	-	-	13,328
Accrued interest	7,438	350	-	7,788
Current portion of obligations under capital leases	-	248	-	248
Other accrued liabilities	118,853	12,340	-	131,193
Total current liabilities	369,947	59,308	(419)	428,836

Liabilities subject to compromise (see Note 2)	1,529,928	-	-	1,529,928
Long-term debt, net of current portion	6,797	47,414	-	54,211
Obligations under capital leases, net of current portion	-	53,553	-	53,553
Other long-term liabilities	25,953	784	-	26,737
Total liabilities	1,932,625	161,059	(419)	2,093,265
Commitments and contingencies
Minority interest	3,146	2,814	-	5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	-	-	296,101
Intercompany	31,164	(31,195)	31	-
Stockholders' equity (deficit):
Common stock of $.01 par value, authorized 155,000,000 shares, 63,937,302 shares issued and 64,911,264 outstanding as of December 31, 2000	652	2,568	(2,568)	652
Additional paid-in capital	825,147	273,696	(273,696)	825,147
Accumulated deficit	(2,331,218)	(320,893)	320,893	(2,331,218)
Accumulated other comprehensive loss	(12,483)	(12,483)	12,483	(12,483)
Less:
Common stock held in treasury, at cost, 2,212,983 shares as of December 31, 2000	(27,344)	(32)	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares as of December 31, 2000	(60)	-	-	(60)
Total stockholders' equity (deficit)	(1,545,306)	(57,144)	57,112	(1,545,338)
Total liabilities and stockholders' equity (deficit)	$ 717,730	$ 75,534	$ 56,724	$ 849,988

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Three Months Ended June 30, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 493,685	$ 15,466	$ (1,991)	$ 507,160
Costs and expenses:
Operating costs	447,684	13,331	(1,991)	459,024
Corporate general and administrative	27,431	277	-	27,708
Depreciation and amortization	7,806	15	-	7,821
Interest, net (contractual interest expense of $38,835 for the three months ended June 30, 2001)	2,454	52	-	2,506
Provision for losses on accounts receivable	7,485	698	-	8,183
Impairment loss	16,886	-	-	16,886
Loss on sale of assets, net	137	(43)	-	94
Equity interest in losses of subsidiaries	(5,344)	-	5,344	-
Total costs and expenses	504,539	14,330	3,353	522,222
Management fee (income) expense	(580)	580	-	-
Income (losses) before reorganization costs, net and income taxes	(10,274)	556	(5,344)	(15,062)
Reorganization costs, net	11,061	(4,795)	-	6,266
Income taxes	516	7	-	523
Net income (losses)	$ (21,851)	$ 5,344	$ (5,344)	$ (21,851)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

For the Three Months Ended June 30, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 538,640	$ 83,614	$ (1,300)	$ 620,954
Costs and expenses:
Operating costs	485,538	80,769	(1,300)	565,007
Corporate general and administrative	34,594	3,609	-	38,203
Depreciation and amortization	10,774	57	-	10,831
Interest, net (contractual interest expense of $52,624 for the three months ended June 30, 2000)	5,628	3,450	-	9,078
Provision for losses on accounts receivable	7,504	166	-	7,670
Legal and regulatory costs	2,618	-	-	2,618
Impairment loss	1,849	-	-	1,849
Loss on sale of assets, net	1,623	-	-	1,623
Equity interest in losses of subsidiaries	(4,903)	-	4,903	-
Total costs and expenses	545,225	88,051	3,603	636,879
Losses before reorganization costs, net and income taxes	(6,585)	(4,437)	(4,903)	(15,925)
Reorganization costs, net	24,802	(9,340)	-	15,462
Income taxes	58	-	-	58
Net income (losses)	$ (31,445)	$ 4,903	$ (4,903)	$ (31,445)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Six Months Ended June 30, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 990,446	$ 49,001	$ (2,454)	$ 1,036,993
Costs and expenses:
Operating costs	901,833	45,788	(2,454)	945,167
Corporate general and administrative	56,405	1,716	-	58,121
Depreciation and amortization	16,315	28	-	16,343
Interest, net (contractual interest expense of $74,458 for the six months ended June 30, 2001)	6,039	1,188	-	7,227
Provision for losses on accounts receivable	15,206	790	-	15,996
Impairment loss	16,886	-	-	16,886
Loss on sale of assets, net	105	(43)	-	62
Equity interest in losses of subsidiaries	1,040	-	(1,040)	-
Total costs and expenses	1,013,829	49,467	(3,494)	1,059,802
Management fee (income) expense	(1,181)	1,181	-	-
Losses before reorganization costs, net and income taxes	(22,202)	(1,647)	1,040	(22,809)
Reorganization costs, net	15,100	(637)	-	14,463
Income taxes	516	30	-	546
Net losses	$ (37,818)	$ (1,040)	$ 1,040	$ (37,818)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Six Months Ended June 30, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 1,089,743	$ 171,693	$ (2,489)	$ 1,258,947
Costs and expenses:
Operating costs	983,421	165,504	(2,489)	1,146,436
Corporate general and administrative	74,109	6,893	-	81,002
Depreciation and amortization	22,479	2,769	-	25,248
Interest, net (contractual interest expense of $103,665 for the six months ended June 30, 2000)	10,377	6,925	-	17,302
Provision for losses on accounts receivable	16,393	310	-	16,703
Legal and regulatory costs	2,618	-	-	2,618
Impairment loss	1,849	-	-	1,849
Loss on sale of assets, net	1,623	-	-	1,623
Gain on sale of assets	(8,952)	-	-	(8,952)
Equity interest in losses of subsidiaries	97,019	-	(97,019)	-
Total costs and expenses	1,200,936	182,401	(99,508)	1,283,829
Management fee (income) expense	(1,745)	1,745	-	-
Losses before reorganization costs, net and income taxes	(109,448)	(12,453)	97,019	(24,882)
Reorganization costs, net	87,542	84,566	-	172,108
Income taxes	116	-	-	116
Net losses	$ (197,106)	$ (97,019)	$ 97,019	$ (197,106)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (37,818)	$ (1,040)	$ 1,040	$ (37,818)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities
Equity interest in losses of subsidiaries	1,040	-	(1,040)	-
Reorganization costs, net	15,100	(637)	-	14,463
Depreciation and amortization	16,315	28	-	16,343
Provision for losses on accounts and other receivables	15,206	790	-	15,996
Impairment loss	16,886	-	-	16,886
Loss on sale of assets, net	105	(43)	-	62
Other, net	5,752	(9,661)	-	(3,909)
Changes in operating assets and liabilities:
Accounts receivable	19,199	1,718	-	20,917
Other current assets	222	(123)	-	99
Income taxes payable	3,420	(2,586)	-	834
Other current liabilities	(15,794)	(7,812)	-	(23,606)
Net cash provided by (used for) operating activities before reorganization costs	39,633	(19,366)	-	20,267
Net cash paid for reorganization costs	(9,255)	-	-	(9,255)
Net cash provided by (used for) operating activities	30,378	(19,366)	-	11,012
Cash flows from investing activities:
Capital expenditures, net	(15,667)	(2,537)	-	(18,204)
Proceeds from sale of assets held for sale	14,401	3,488	-	17,889
Decrease in long-term notes receivable	443	-	-	443
Decrease in other assets	1,129	-	-	1,129
Net cash provided by (used for) investing activities	306	951	-	1,257
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	(2,896)	-	-	(2,896)
Long-term debt borrowings	3,119	-	-	3,119
Principal payments on prepetition debt authorized by Bankruptcy Court	(736)	-	-	(736)
Intercompany advances	(15,226)	15,226	-	-
Other financing activities	18	(4)	-	14
Net cash provided by (used for) financing activities	(15,721)	15,222	-	(499)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	13,893	(3,193)	-	10,700
Cash and cash equivalents at beginning of year	18,532	19,057	-	37,589
Cash and cash equivalents at end of period	$ 32,425	$ 15,864	$ -	$ 48,289

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (197,106)	$ (97,019)	$ 97,019	$ (197,106)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	97,019	-	(97,019)
Reorganization costs, net	87,542	84,566	-	172,108
Depreciation and amortization	22,479	2,769	-	25,248
Provision for losses on accounts and other receivables	17,776	310	-	18,086
Impairment loss	1,849	-	-	1,849
Loss on sale of assets, net	1,623	-	-	1,623
Gain on sale of assets	(8,952)	-	-	(8,952)
Other, net	(2,898)	-	-	(2,898)
Changes in operating assets and liabilities:
Accounts receivable	(4,753)	4,178	-	(575)
Other current assets	16,939	8,936	-	25,875
Income taxes payable	5,975	(1,186)	-	4,789
Other current liabilities	(11,789)	(13,833)	-	(25,622)
Net cash provided by (used for) operating activities before reorganization costs	25,704	(11,279)	-	14,425
Net cash paid for reorganization costs	(6,053)	-	-	(6,053)
Net cash provided by (used for) operating activities	19,651	(11,279)	-	8,372
Cash flows from investing activities:
Capital expenditures, net	(20,749)	(4,632)	-	(25,381)
Acquisitions, net of cash acquired	(974)	-	-	(974)
Proceeds from sale of assets held for sale	-	13,570	-	13,570
(Increase) decrease in long-term notes receivable	447	1,392	-	1,839
Increase in other assets	(16,495)	12,140	-	(4,355)
Net cash provided by (used for) investing activities	(37,771)	22,470	-	(15,301)
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	41,966	-	-	41,966
Long-term debt borrowings	4,195	3,563	-	7,758
Long-term debt repayments	-	(9,872)	-	(9,872)
Principal payments on prepetition debt authorized by Bankruptcy Court	(1,930)	-	-	(1,930)
Intercompany advances	1,758	(1,758)	-	-
Other financing activities	(15)	-	-	(15)
Net cash provided by (used for) financing activities	45,974	(8,067)	-	37,907
Effect of exchange rate on cash and cash equivalents	(706)	-	-	(706)
Net increase in cash and cash equivalents	27,148	3,124	-	30,272
Cash and cash equivalents at beginning of year	18,532	6,515	-	25,047
Cash and cash equivalents at end of period	$ 45,680	$ 9,639	$ -	$ 55,319

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) Subsequent Events

     From July 1, 2001 through August 10, 2001, the Company divested two skilled nursing facilities with 475 licensed beds. No cash consideration was received by the Company for these facilities. The aggregate net revenues and aggregate net operating losses for the year ended December 31, 2000 for the two skilled nursing facilities were $18.5 million and $0.7 million, respectively. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

Overview

          Inpatient Services. At June 30, 2001, Sun operated 275 long-term, subacute care and assisted living facilities (consisting of 264 skilled nursing facilities, nine rehabilitation hospitals and two assisted living facilities) in 26 states with 31,015 licensed beds in the United States primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Included in these 275 facilities are 27 facilities with 3,233 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy.

     Rehabilitation and Respiratory Therapy Services. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At June 30, 2001, Sun provided therapy services and supplies to 917 facilities in 41 states, 645 of which were operated by nonaffiliated parties. The Company is soliciting offers for its respiratory therapy supplies operation.

     Pharmaceutical Services. The Company provides pharmaceutical services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of June 30, 2001, Sun operated 33 regional pharmacies, eight in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 623 long-term and subacute care facilities in 20 states, 382 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice. In June 2001, the Company began negotiating a purchase agreement to sell substantially all of the operating assets of Neuroflex, its orthotics manufacturing operation.

     International Operations. In February 2001, the Company sold its operations in the United Kingdom. In April 2001, the Company sold its majority interest in Heim Plan-Uternehmensgruppe, an operator of 16 long-term care facilities in Germany with 1,251 licensed beds and its pharmaceutical operations in Germany for proceeds of approximately $3.5 million. In September 2000, the Company's operations in Australia were placed in receivership by its secured creditors.  In July 2001, the receiver completed the sale of its Australian operations and the receiver is currently liquidating the Company's Australian subsidiaries. The Company expects to receive approximately $0.9 million in the liquidation. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Other Operations. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). Careerstaff derives approximately 50% of its revenues from skilled nursing facilities, 30% from schools and governmental agencies and 20% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At June 30, 2001, CareerStaff had 26 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas. The Company's temporary therapy service operations provided 451,786 temporary therapy staffing hours and 279,472 non-therapy hours to nonaffiliates for the six months ended June 30, 2001 compared to 403,667 temporary therapy staffing hours and 218,265 non-therapy hours to nonaffiliates for the six months ended June 30, 2000. In April 2001, the Company decided to pursue the disposition of its temporary therapy staffing services business.

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

Reorganization

     Bankruptcy. On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company obtained debtor-in-possession financing and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     Divestitures. During the three months ended June 30, 2001, Sun divested eight skilled nursing facilities with 1,232 licensed beds. The Company did not receive any cash consideration from the skilled nursing facility divestitures. The aggregate net operating losses of these skilled nursing facilities were approximately $1.5 million for 2000. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

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

     In April 2001, the Company sold its remaining international operations in Germany and Australia. A receiver for the Company’s operations in Australia sold those operations in July 2001 and the receiver is currently liquidating the Company’s Australian subsidiaries. The Company received approximately $4.4 million from the sale of these operations. Due to the sale of these operations, the Company was released from approximately $38.3 million of aggregate debt, capital lease obligations, notes payable and other liabilities.

     The Company is actively reviewing its portfolio of facilities and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. The Company is also pursuing the disposition of its Careerstaff temporary therapy staffing operations and certain non-core businesses, including the sale of its SunCare respiratory therapy supply business. No assurance can be given that these operations will be sold or that, if they are sold, the Company will not experience a material loss on the sales.

     Restructuring. The Company's restructuring began in 1998 and is continuing during its bankruptcy cases. The number of full and part-time employees of the Company worldwide has decreased from 80,700 on February 20, 1999 to 57,100 on June 30, 2000, and to 40,309 on June 30, 2001. The decrease in 1999 was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in the corporate management structure. The decreases in 2000 and through June 30, 2001 primarily resulted from the disposition of the Company's international operations, medical supplies operations and inpatient facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations

The following table sets forth certain operating data for the Company as of the dates indicated:

June 30,			December 31,
2001		2000	2000
Inpatient Services:
Facilities	275	327	303
Licensed beds	31,015	37,110	33,363

Rehabilitation and Respiratory Therapy Service Operations:
Nonaffiliated facilities served	645	865	652
Affiliated facilities served	72	330	290
Total	917	1,195	942

Pharmaceutical and Medical Supply Services:
Nonaffiliated facilities served	382	1,300	1,196
Affiliated facilities served	241	316	324
Total	623	1,616	1,520

International Operations:
Facilities
United Kingdom	-	146	146
Other foreign	-	33	18
Total	-	179	164

Licensed beds
United Kingdom	-	8,326	8,326
Other foreign	-	3,245	1,468
Total	-	11,571	9,794

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Inpatient Services	$ 394,751	$ 433,760	$ 791,658	$ 871,989
Rehabilitation and Respiratory Therapy Services	43,895	53,198	90,153	110,715
Pharmaceutical and Medical Supply Services	61,345	75,442	126,999	149,273
International Operations	2,138	70,445	23,887	145,581
Other Operations	47,586	43,134	93,390	92,914
Corporate	139	370	316	458
Intersegment Eliminations	(42,694)	(55,395)	(89,410)	(111,983)

Total net revenues	$ 507,160	$ 620,954	$ 1,036,993	$ 1,258,947

      The following table sets forth the amount of net segment earnings (losses) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Inpatient Services	$ 3,095	$ 8,545	$ (3,936)	$ 16,950
Rehabilitation and Respiratory Therapy Services	3,499	8,499	6,658	17,619
Pharmaceutical and Medical Supply Services	2,443	2,574	5,700	4,572
International Operations	35	(2,552)	(249)	(8,224)
Other Operations	(43)	(1,817)	(2,653)	(5,087)

Earnings before income taxes and corporate allocation of interest and management fees	9,029	15,249	5,520	25,830

Corporate	(7,110)	(25,084)	(11,382)	(53,574)

Net segment earnings (losses)	$ 1,919	$ (9,835)	$ (5,862)	$ (27,744)

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

     The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating costs	90.5%	91.0%
Corporate general and administrative	5.5%	6.1%
Depreciation and amortization	1.6%	1.7%
Interest, net	0.5%	1.5%
Provision for losses on accounts receivable	1.6%	1.2%
Impairment loss	3.3%	0.3%
Loss on sale of assets, net	0.0%	0.3%

Total costs and expenses before reorganization costs	103.0%	102.1%

Losses before reorganization costs and income taxes	(3.0%)	(2.1%)
Reorganization costs, net	1.2%	2.5%
Income taxes	0.1%	0.0%

Net losses	(4.3%)	(4.6%)
	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating costs	91.2%	91.2%
Corporate general and administrative	5.6%	6.4%
Depreciation and amortization	1.6%	2.0%
Interest, net	0.7%	1.4%
Provision for losses on accounts receivable	1.5%	1.3%
Impairment loss	1.6%	0.1%
Gain on sale of assets, net	0.0%	(0.6%)

Total costs, expenses and gains before reorganization costs	102.2%	101.8%

Losses before reorganization costs	(2.2%)	(1.8%)
Reorganization costs, net	1.4%	13.6%

Net losses	(3.6%)	(15.4%)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, three months ended June 30, 2001 and the three months ended June 30, 2000, a "same store" basis also included for comparison purposes. A same store basis is where only facilities operated for the full three months of each year are included in the comparison of the operations activity.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $39.0 million from $433.8 million for the three months ended June 30, 2000 to $394.8 million for the three months ended June 30, 2001. On a same store basis, net revenues increased approximately $20.9 million from $370.2 million for the three months ended June 30, 2000 to $391.1 million for the three months ended June 30, 2001, a 5.6% increase. This increase is primarily the result of enhanced Medicaid rates.

     Operating expenses, which include rent expense of approximately $48.4 million and $36.6 million for the three months ended June 30, 2000 and 2001, respectively, decreased approximately $38.1 million from $404.4 million for the three months ended June 30, 2000 to $366.3 million for the three months ended June 30, 2001. On a same store basis, operating expenses, which include rent expense of approximately $38.4 million and $36.7 million for the three months ended June 30, 2000 and 2001, respectively, increased 7.7% from approximately $337.4 million for the three months ended June 30, 2000 to approximately $363.3 million for the three months ended June 30, 2001. On a same store basis, operating expenses as a percentage of net revenues increased from 91.1% for the three months ended June 30, 2000 to 92.9% for the three months ended June 30, 2001. The increase was primarily due to increases in labor rates for employees coupled with an increase in usage of contract labor due to the highly competitive labor market.

     General and administrative expenses, which include regional costs related to the supervision of operations, were approximately $10.3 million and $8.7 million for the three months ended June 30, 2000 and 2001, respectively. There were no changes for these expenses on a same store basis. On a same store basis, as a percentage of net revenues, general and administrative expenses decreased from 2.8% for the three months ended June 30, 2000 to 2.2% for the three months ended June 30, 2001. This decrease is primarily due to the divestiture during 2000 and 2001 of under-performing facilities within the division.

     Depreciation and amortization decreased approximately $2.2 million from $5.2 million for the three months ended June 30, 2000 to $3.0 million for the three months ended June 30, 2001. On a same store basis, depreciation and amortization decreased 37.5% from approximately $4.8 million for the three months ended June 30, 2000 to approximately $3.0 million for the three months ended June 30, 2001. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.3% for the three months ended June 30, 2000 to 0.8% for the three months ended June 30, 2001. The decrease is primarily the result of the write-down of certain long-lived assets in 2000, which reduced the depreciable values of the long-lived assets.

     The provision for losses on accounts receivable increased approximately $1.6 million for the three months ended June 30, 2001 from the three months ended June 30, 2000. On a same store basis, the provision for losses on accounts receivable increased 100% from approximately $1.9 million for the three months ended June 30, 2000 to approximately $3.8 million for the three months ended June 30, 2001. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.5% for the three months ended June 30, 2000 to 1.0% for the three months ended June 30, 2001. This increase is primarily the result of an increase in reserves relating to the aging of certain accounts receivable.

     Net interest expense decreased approximately $2.6 million from $2.7 million for the three months ended June 30, 2000 to $0.1 million for the three months ended June 30, 2001. The decrease is primarily due to the suspension in the second half of 2000 of interest charges on prepetition liabilities as required by the bankruptcy filing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased 17.5% from approximately $53.2 million for the three months ended June 30, 2000 to approximately $43.9 million for the three months ended June 30, 2001. Revenues from services provided to affiliated facilities decreased from approximately $29.6 million for the three months ended June 30, 2000 to approximately $25.2 million for the three months ended June 30, 2001, a decrease of 14.9%. Revenues from services provided to nonaffiliated facilities decreased approximately $4.9 million, or 20.8%, from approximately $23.6 million for the three months ended June 30, 2000 to approximately $18.7 million for the three months ended June 30, 2001. These revenue decreases were due to the rehabilitation therapy service's determination to discontinue services to customers deemed to be credit risks. There were 1,195 affiliated and nonaffiliated contracts as of June 30, 2000 compared to 917 affiliated and nonaffiliated contracts as of June 30, 2001. Additionally, the Company's respiratory therapy supplies business is classified as an asset held for sale which could negatively impact operating results.

     Operating expenses decreased 10.3% from approximately $39.9 million for the three months ended June 30, 2000 to approximately $35.8 million for the three months ended June 30, 2001. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Operating expenses as a percentage of total revenue increased from 75.0% for the three months ended June 30, 2000 to 81.5% for the three months ended June 30, 2001. This increase is attributable to the continuing shortage of healthcare labor in a highly competitive marketplace which places pressure on labor costs.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 15.4% from $1.3 million for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001. The decrease is primarily the result of the effort to streamline administration costs to operate effectively in a competitive environment.

     Depreciation and amortization decreased 44.4% from approximately $0.9 million for the three months ended June 30, 2000 to approximately $0.5 million for the three months ended June 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.7% for the three months ended June 30, 2000 to 1.1% for the three months ended June 30, 2001. The decrease is the result of the Company's classification of its respiratory therapy business as an asset held for sale in 2000. As an asset held for sale, the respiratory therapy supplies business no longer records depreciation or amortization.

     The provision for losses on accounts receivable decreased 26.9% from approximately $2.6 million for the three months ended June 30, 2000 to approximately $1.9 million for the three months ended June 30, 2001. As a percentage of net revenues, provision for losses on accounts receivable decreased from 4.9% for the three months ended June 30, 2000 to 4.3% for the three months ended June 30, 2001. The decrease is primarily due to the continuing examination by the rehabilitation therapy division of the credit worthiness of its customers. Determinations in some cases to discontinue providing service deemed to be a credit risk have positively impacted the provision carried on those accounts receivable balances.

Pharmaceutical and Medical Supply Services

     Net revenues from pharmaceutical and medical supply services decreased 18.7% from approximately $75.4 million for the three months ended June 30, 2000 to approximately $61.3 million for the three months ended June 30, 2001. Affiliated pharmacy revenues decreased 33.0% from $23.0 million for the three months ended June 30, 2000 to $15.4 million for the three months ended June 30, 2001, due to the Company's inpatient facility divestitures. In 2001, the Company's pharmaceutical revenues from nonaffiliated contracts decreased when sales personnel left the Company and certain of their customers ceased doing business with the Company. The decrease in affiliated revenues is a result of a decrease in sales to the Company's Inpatient Services segment from the Company's pharmaceutical services division and due to the elimination of revenue recorded from the Company's medical services division which was sold in January 2001.

     Operating expenses decreased 21.0% from approximately $69.1 million for the three months ended June 30, 2000 to approximately $54.6 million for the three months ended June 30, 2001. Operating expenses as a percentage of revenue decreased from 91.6% for the three months ended June 30, 2000 to 89.1% for the three months ended June 30, 2001. The decrease in the pharmaceutical services' operating expenses is attributable to decreases in labor, benefit and insurance costs along with a decrease in cost of goods sold based on a decrease in sales. Additionally, the sale of the Company's medical supplies operation in January 2001 further contributed to the decrease.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 16.7% from $1.2 million for the three months ended June 30, 2000 to $1.0 million for the three months ended June 30, 2001. The decrease is primarily the result of the sale in January 2001 of the Company's medical supplies operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Depreciation and amortization decreased 47.1% from approximately $1.7 million for the three months ended June 30, 2000 to approximately $0.9 million for the three months ended June 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 2.3% for the three months ended June 30, 2000 to 1.5% for the three months ended June 30, 2001. The decrease is primarily the result of a write-down of certain long-lived assets in 2000 which reduced the depreciable values of the long-lived assets.

     Provision for losses on accounts receivable increased 11.1% from approximately $0.9 million for the three months ended June 30, 2000 to approximately $1.0 million for the three months ended June 30, 2001. As a percentage of net revenues, the provision for losses on accounts receivable increased from 1.2% for the three months ended June 30, 2000 to 1.6% for the three months ended June 30, 2001. The increase is primarily a result of the medical office supplies business sale in January 2001 and the loss of revenues associated with that division to include in this trend analysis.

International Operations

     Revenues from international operations decreased approximately $68.3 million, or 97.0%, from approximately $70.4 million for the three months ended June 30, 2000 to approximately $2.1 million for the three months ended June 30, 2001. The decrease was primarily due to the sale of the United Kingdom operating division in February 2001 and the divestitures of its operations in Germany and Australia in April 2001.

     Operating expenses, which include rent expense of approximately $10.4 million and $0.6 million for the three months ended June 30, 2000 and 2001, respectively, decreased approximately 97.3% from approximately $66.2 million for the three months ended June 30, 2000 to approximately $1.8 million for the three months ended June 30, 2001. As a percentage of revenues, operating expenses decreased from 94.0% for the three months ended June 30, 2000 to 85.7% for the three months ended June 30, 2001. The decrease is primarily attributable to the factors discussed previously.

     International operations were classified as an asset held for sale in the first quarter of 2000 which requires that depreciation and amortization cease on the operations.

     The Company sold its remaining international operations in Germany and Australia in April 2001. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Other Non-reportable Segments and Corporate General and Administrative Departments

     Non-reportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other non-reportable segments increased 9.7% from approximately $43.5 million for the three months ended June 30, 2000 to approximately $47.7 million for the three months ended June 30, 2001. The increase resulted primarily from the Company's temporary therapy staffing division's improved results during 2001 from 2000.

     Operating expenses increased 5.9% from approximately $40.8 million for the three months ended June 30, 2000 to approximately $43.2 million for the three month periods ended June 30, 2001. The increase is primarily due to the Company's temporary therapy staffing business's increase in revenues which correspond to an increase in services resulting in an increase in labor costs and associated expenses to support these revenues.

     General and administrative costs not directly attributed to segments decreased 24.2% from approximately $21.9 million for the three months ended June 30, 2000 to approximately $16.6 million for the three months ended June 30, 2001. As a percentage of consolidated net revenues of approximately $621.0 million and $507.2 million for the three months ended June 30, 2000 and 2001, respectively, general and administrative expenses not directly attributed to segments decreased from 3.5% to 3.3%. The decrease is primarily the result of the centralization of the temporary therapy staffing services in 2000 which transfered the corporate functions of the division from various offices to the Company's headquarters. The transition streamlined shared functions and reduced overhead and administrative costs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net interest expense not directly attributed to segments decreased 25.8% from approximately $3.1 million for the three months ended June 30, 2000 to approximately $2.3 million for the three months ended June 30, 2001. As a percentage of consolidated net revenues, interest expense was approximately 0.5% for the three months ended June 30, 2000 and June 30, 2001. The decrease is primarily the result of the suspension of accruals for interest payable for prepetition liabilities due to the bankruptcy filing. During the second quarter of 2001, the Company did not pay or accrue approximately $38.8 million of interest expense in accordance with SOP 90-7.

Dividends on Convertible Preferred Stock

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's consolidated statement of losses for the three months ended June 30, 2001 and 2000 does not reflect the dividends as the fair value of the dividends was immaterial.

Reorganization Costs

     During the three months ended June 30, 2001, the Company recorded reorganization costs of $6.3 million as compared to $15.5 million for the three months ended June 30, 2000. The charges are recorded in reorganization costs, net, in the Company’s consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

Other Special and Non-Recurring Charges

Other Long-Lived Assets

Loss on Sale of Assets

     During the second quarter of 2000, a net non-cash charge of approximately $8.8 million was recorded to reduce the carrying amount of the Company's international operations, certain domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's consolidated balance sheets. Additionally, a charge of $26.6 million was recorded in 2000 to reduce the carrying amount of the corporate headquarters building. The charges are recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Gain on Sale of Assets

     During the second quarter of 2000, the Company recorded a gain of approximately $1.0 million on the sale of assets held for sale as of December 31, 1999. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net loss for the three months ended June 30, 2001 was $21.9 million compared to a net loss of $31.4 million for the three months ended June 30, 2000. The net income before considering impairment loss, reorganization costs, net, loss on sale of assets and income taxes was $1.9 million for the three months ended June 30, 2001 compared to a net loss of $9.8 million for the three months ended June 30, 2000. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the three months ended June 30, 2001 was approximately $38.8 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, six months ended June 30, 2001 and the six months ended June 30, 2000, a "same store" basis is utilized for comparison purposes. A same store basis is where only facilities operated for the full six months of each year are included in the comparision of the operating activity.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $80.3 million from $872.0 million for the six months ended June 30, 2000 to $791.7 million for the six months ended June 30, 2001. On a same store basis, net revenues increased approximately $30.5 million from $741.8 million for the six months ended June 30, 2000 to $772.3 million for the six months ended June 30, 2001, a 4.1% increase. This increase is primarily the result of enhanced Medicaid rates partially offset by decreased Medicare rates.

     Operating expenses, which include rent expense of approximately $97.6 million and $74.7 million for the six months ended June 30, 2000 and 2001, respectively, decreased approximately $69.2 million from $813.2 million for the six months ended June 30, 2000 to $744.0 million for the six months ended June 30, 2001. On a same store basis, operating expenses, which include rent expense of approximately $77.4 million and $73.6 million for the six months ended June 30, 2000 and 2001, respectively, increased 7.1% from approximately $676.3 million for the six months ended June 30, 2000 to approximately $724.3 million for the six months ended June 30, 2001. On a same store basis, operating expenses as a percentage of net revenues increased from 91.2% for the six months ended June 30, 2000 to 93.8% for the six months ended June 30, 2001. The increase was primarily due to increased labor costs.

     General and administrative expenses, which include regional costs related to the supervision of operations, were approximately $20.4 million and $17.5 million for the six months ended June 30, 2000 and 2001, respectively. There were no changes for these expenses on a same store basis. On a same store basis, as a percentage of net revenues, general and administrative expenses decreased from 2.8% for the six months ended June 30, 2000 to 2.3% for the six months ended June 30, 2001. This decrease is primarily due to the reduction of overhead related to the skilled nursing facility divestitures.

     Depreciation and amortization decreased approximately $4.3 million from $10.8 million for the six months ended June 30, 2000 to $6.5 million for the six months ended June 30, 2001. On a same store basis, depreciation and amortization decreased 35.0% from approximately $10.0 million for the six months ended June 30, 2000 to approximately $6.5 million for the six months ended June 30, 2001. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.3% for the six months ended June 30, 2000 to 0.8% for the six months ended June 30, 2001. The decrease is primarily the result of the write-down of certain long-lived assets in 2000, which reduced the depreciable values of the long-lived assets.

     The provision for losses on accounts receivable increased approximately $1.6 million for the six months ended June 30, 2001 from the six months ended June 30, 2000. On a same store basis, the provision for losses on accounts receivable increased 64.1% from approximately $3.9 million for the six months ended June 30, 2000 to approximately $6.4 million for the six months ended June 30, 2001. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.5% for the six months ended June 30, 2000 to 0.8% for the six months ended June 30, 2001. This increase is primarily the result of an increase in reserves relating to the aging of certain accounts receivable.

     Net interest expense decreased approximately $3.8 million from $5.1 million for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001. On a same store basis, net interest expense decreased 71.4% from approximately $4.2 million for the six months ended June 30, 2000 to approximately $1.2 million for the six months ended June 30, 2001. As a percentage of net revenues, interest expense decreased from approximately 0.6% for the six months ended June 30, 2000 to 0.2% for the six months ended June 30, 2001. The decrease is primarily due to the suspension of interest accruals on prepetition liabilities as required by the bankruptcy filing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased 18.5% from approximately $110.7 million for the six months ended June 30, 2000 to approximately $90.2 million for the six months ended June 30, 2001. Revenues from services provided to affiliated facilities decreased from approximately $61.0 million for the six months ended June 30, 2000 to approximately $51.8 million for the six months ended June 30, 2001, a decrease of 15.1%. Revenues from services provided to nonaffiliated facilities decreased approximately $11.4 million, or 22.9%, from approximately $49.7 million for the six months ended June 30, 2000 to approximately $38.3 million for the six months ended June 30, 2001. Downward pressure on revenues was due to the continuing examination by the rehabilitation therapy division of the credit worthiness of its customers and determinations in some cases to discontinue providing service to certain customers deemed to be credit risks. There were 1,195 affiliated and nonaffiliated contracts as of June 30, 2000 compared to 917 affiliated and nonaffiliated contracts as of June 30, 2001.

     Operating expenses decreased 11.2% from approximately $83.2 million for the six months ended June 30, 2000 to approximately $73.9 million for the six months ended June 30, 2001. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Operating expenses as a percentage of total revenue increased from 75.2% for the six months ended June 30, 2000 to 81.9% for the six months ended June 30, 2001. This increase is attributable to the decline in average revenue per therapy mod while salaries and wage costs per mod decreased by a smaller percentage.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 21.4% from $2.8 million for the six months ended June 30, 2000 to $2.2 million for the six months ended June 30, 2001. The decrease is primarily the result of the efforts to streamline administrative costs in a highly competitive market.

     Depreciation and amortization decreased 52.6% from approximately $1.9 million for the six months ended June 30, 2000 to approximately $0.9 million for the six months ended June 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.7% for the six months ended June 30, 2000 to 1.0% for the six months ended June 30, 2001. The decrease is the result of the Company's classification of its respiratory therapy business as an asset held for sale in 2000. As an asset held for sale, the respiratory therapy supplies business no longer records depreciation or amortization.

     The provision for losses on accounts receivable decreased 19.6% from approximately $5.1 million for the six months ended June 30, 2000 to approximately $4.1 million for the six months ended June 30, 2001. As a percentage of net revenues, provision for losses on accounts receivable decreased slightly from 4.6% for the six months ended June 30, 2000 to 4.5% for the six months ended June 30, 2001.

Pharmaceutical and Medical Supply Services

     Net revenues from pharmaceutical and medical supply services decreased 14.9% from approximately $149.3 million for the six months ended June 30, 2000 to approximately $127.0 million for the six months ended June 30, 2001. Affiliated pharmacy revenues decreased 26.9% from $45.3 million for the six months ended June 30, 2000 to $33.1 million for the six months ended June 30, 2001, due to the Company's inpatient facility divestitures. In 2001, the Company's pharmaceutical revenues from nonaffiliated contracts decreased when sales personnel left the Company and certain of their customers ceased doing business with the Company. The decrease in affiliated revenues is a result of a decrease in sales to the Company's Inpatient Services segment from the Company's pharmaceutical services division and due to the elimination of revenue recorded from the Company's medical supply services business, which was sold in January 2001.

     Operating expenses decreased 17.1% from approximately $136.0 million for the six months ended June 30, 2000 to approximately $112.7 million for the six months ended June 30, 2001. Operating expenses as a percentage of revenue decreased from 91.1% for the six months ended June 30, 2000 to 88.7% for the six months ended June 30, 2001. The decrease in the pharmaceutical services' operating expenses is attributable to decreases in labor, benefit and insurance costs along with a decrease in cost of goods sold based on a decrease in sales. Additionally, the sale of the Company's medical supplies services business in January 2001 further contributed to the decrease.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 16.0% from $2.5 million for the six months ended June 30, 2000 to $2.1 million for the six months ended June 30, 2001. The decrease is primarily the result of the sale in January 2001 of the Company's medical supplies services business.

     Depreciation and amortization decreased 43.3% from approximately $3.0 million for the six months ended June 30, 2000 to approximately $1.7 million for the six months ended June 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 2.0% for the six months ended June 30, 2000 to 1.3% for the six months ended June 30, 2001. The decrease is primarily the result of a write-down of certain long-lived assets in 2000 which reduced the depreciable values of the long-lived assets.

     Provision for losses on accounts receivable decreased 45.2% from approximately $3.1 million for the six months ended June 30, 2000 to approximately $1.7 million for the six months ended June 30, 2001. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 2.1% for the six months ended June 30, 2000 to 1.3% for the six months ended June 30, 2001. The decrease is primarily a result of the improved collection trend which allows for a decrease in the reserve.

International Operations

     Revenues from international operations decreased approximately $121.7 million, or 83.6%, from approximately $145.6 million for the six months ended June 30, 2000 to approximately $23.9 million for the six months ended June 30, 2001. The decrease was due to the sale of the United Kingdom operations in January 2001 and the divestitures of its operations in Germany and Australia in April 2001.

     Operating expenses, which include rent expense of approximately $21.3 million and $4.6 million for the six months ended June 30, 2000 and 2001, respectively, decreased approximately 84.7% from approximately $138.2 million for the six months ended June 30, 2000 to approximately $21.2 million for the six months ended June 30, 2001. As a percentage of revenues, operating expenses decreased from 94.9% for the six months ended June 30, 2000 to 88.7% for the six months ended June 30, 2001. The decrease is primarily attributable to the factors discussed previously.

     Depreciation and amortization was approximately $2.5 million for the six months ended June 30, 2000. International operations were classified as an asset held for sale in the first quarter of 2000 which requires that depreciation and amortization cease on the operations.

     The Company sold its remaining international operations in Germany and Australia in April 2001. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Other Non-reportable Segments and Corporate General and Administrative Departments

     Non-reportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other non-reportable segments increased slightly 0.3% from approximately $93.4 million for the six months ended June 30, 2000 to approximately $93.7 million for the six months ended June 30, 2001. The increase resulted primarily from the Company's temporary therapy staffing business improved results in 2001, positively impacted with the centralization of the administrative and overhead functions to the corporate offices in late 2000.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses decreased 5.7% from approximately $87.7 million for the six months ended June 30, 2000 to approximately $82.7 million for the six month periods ended June 30, 2001. Operating results were positively impacted by capitalized cost related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc. These costs are being capitalized in accordance with Statement of Financial Accounting Standards No. 86: "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 states that research and development activities are capitalizeable when technological feasibility has been established. Technological feasibility is determined when one of the following is complete: (i) the process of creating the computer software product includes a product design and detailed program design, or (ii) a product design and working model of the software product have been completed and the completeness has been confirmed by testing.

     General and administrative costs not directly attributed to segments decreased 28.7% from approximately $48.5 million for the six months ended June 30, 2000 to approximately $34.6 million for the six months ended June 30, 2001. As a percentage of consolidated net revenues of approximately $1,258.9 million and $1,037.0 million for the six months ended June 30, 2000 and 2001, respectively, general and administrative expenses not directly attributed to segments decreased from 3.9% to 3.3%. The decrease is primarily the result of the centralization of the temporary therapy staffing services in 2000 which transferred the corporate functions of the division from various offices to the Company's headquarters. The transition streamlined shared functions and reduced overhead and administrative costs.

     Net interest expense not directly attributed to segments decreased 20.3% from approximately $5.9 million for the six months ended June 30, 2000 to approximately $4.7 million for the six months ended June 30, 2001. As a percentage of consolidated net revenues, interest expense was approximately 0.5% for the six months ended June 30, 2000 and June 30, 2001. The decrease is primarily the result of the suspension of accruals for interest payable for prepetition liabilities due to the bankruptcy filing. During the six months ended June 30, 2001, the Company did not pay or accrue approximately $74.5 million of interest expense in accordance with SOP 90-7.

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

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's consolidated statement of losses for the six months ended June 30, 2001 and 2000 excluded the dividends as the fair value of the dividends was immaterial.

Reorganization Costs

     During the six months ended June 30, 2001, the Company recorded reorganization costs of $14.5 million as compared to $172.1 million for the six months ended June 30, 2000.  See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gain on Sale of Assets

     During the six months ended June 30, 2000, the Company recorded a gain of approximately $9.0 million on the sale of assets which were held for sale as of December 31, 1999. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net loss for the six months ended June 30, 2001 was $37.8 million compared to a net loss of $197.1 million for the six months ended June 30, 2000. The net loss before considering impairment loss, reorganization costs, net, loss on sale of assets and income taxes was $5.9 million for the six months ended June 30, 2001 compared to a loss of $27.7 million for the six months ended June 30, 2000. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the six months ended June 30, 2001 was approximately $74.5 million.

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

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement, amended on September 21, 2000 and April 20, 2001, provides for maximum borrowings by the Company of $175.0 million, but not to exceed (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory. The DIP Financing Agreement matures on October 14, 2001. The Company is in discussion with the DIP Lenders to extend the DIP Financing Agreement in the event that the Company has not emerged from bankruptcy by October 14, 2001.

     As of June 30, 2001, approximately $118.9 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $64.1 million and had issued approximately $35.1 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at June 30, 2001 of approximately $48.3 million.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 26, 1999, the Company announced that it had reached an agreement in principle with representatives of its bank lenders and note holders of approximately two-thirds of its outstanding senior subordinated bonds on the terms of an overall restructuring of the Company's capital structure. The parties to the agreement in principle have had the right to withdraw from the agreement in principle since October 1, 2000, and several bank lenders and note holders have withdrawn. The Company and its significant creditor constituents are presently negotiating amendments to the agreement in principle that will form the basis for a plan of reorganization. No assurance can be given that a plan of reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms agreed to with the significant creditor constituents. The Bankruptcy Court has extended the Company's exclusive periods in which to file a plan of reorganization to September 7, 2001 and to solicit acceptances of the plan to November 7, 2001. The Company intends to seek a further extension of these periods.

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown, adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the Company's consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future successful operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the Chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as liabilities subject to compromise at June 30, 2001 and December 31, 2000 in the Company's consolidated balance sheets. At June 30, 2001, the Company had a working capital deficit of $120.8 million and cash and cash equivalents of $48.3 million as compared to a working capital deficit of $161.6 million and cash and cash equivalents of $37.6 million at December 31, 2000.

     For the six months ended June 30, 2001, net cash provided by operating activities was approximately $11.0 million compared to net cash used for operating activities for the six months ended June 30, 2000 of approximately $8.4 million. The net cash provided by operating activities for the six months ended June 30, 2001 is primarily from improved collections of accounts receivable.

     The Company incurred approximately $9.8 million for the three month period ended March 31, 2001 and $8.4 million in capital expenditures for the three month period ended June 30, 2001, respectively for a total of $18.2 million. Expenditures related primarily to improvements at existing facilities and routine capital expenditures. The Company had construction commitments as of June 30, 2001, under various contracts of approximately $1.1 million in the United States.

     During the three and six month periods ended June 30, 2001, the Company recorded net reorganization costs of $6.3 million and $14.5 million, respectively. See "Note 2 - Petitions for Reorganization under Chapter 11 in the Company's consolidated financial statements."

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. This plan was continued in 2001. There can be no assurance that this self-funded insurance program will not have a material adverse impact on the Company's financial condition and results of operations. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the three and six month periods ended June 30, 2001 was approximately $5.7 million and $15.2 million, respectively. Claims paid under the professional liability for the three and six month periods ended June 30, 2000 were immaterial.

     The Company sold its remaining international operations in 2001. The Company recognized approximately $3.5 million in proceeds from the sale of the German operations in April 2001. The Company also recorded estimated proceeds of $0.9 million for the Australian operations. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 5 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

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

Litigation

     The Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the District of Delaware (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

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

     The Company and certain of its subsidiaries are defendants in a qui tam lawsuit brought by a private citizen in the United States District Court for the Eastern District of California alleging violations of the Federal False Claims Act. The plaintiff alleges that skilled nursing facilities operated by the subsidiaries and others conspired over the last decade to (i) falsely certify compliance with regulatory requirements in order to participate in the Medicare and Medicaid programs, and (ii) falsify records to conceal failures to provide services in accordance with such regulatory requirements. Although the Company and its subsidiaries intend to vigorously defend themselves in this matter, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company. These lawsuits are currently stayed as a result of the Company's filing for Chapter 11 bankruptcy protection.

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

     The DOJ and the Company are having ongoing discussions and the Company expects to enter into a global settlement of these investigations. Such settlement would include a monetary payment to the government. In contemplation of a settlement, the Company entered into a corporate integrity agreement with the HHS' Office of Inspector General in July 2001. Under the terms of this agreement, the Company will implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such a settlement or any other outcome of investigations will have a material adverse effect on the Company's financial condition or results of operations. As of June 30, 2001, the Company had a reserve of approximately $4.7 million to cover the estimated costs of professional advisory services related to this matter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company was not in compliance with the EBITDA financial covenant in its DIP Financing Agreement for January and February 2001. With this amendment to the DIP Financing Agreement, the Company was in compliance with the EBITDA Financial Covenant of the four months ended June 30, 2001. The DIP Financing Agreement was amended on April 20, 2001 to adjust the EBITDA covenants. See "Note 3 - Debtor-in-Possession Financing" in the Company's consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

             None

(b)  Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: August 14, 2001

By:                /s/ Mark G. Wimer                                                                            President and Chief Executive Officer
                      Mark G. Wimer

By:                /s/ Wallace E. Boston, Jr.                                                                Chief Financial Officer
                      Wallace E. Boston, Jr.