Form 10-Q
period 2001-09-30
SUN HEALTHCARE GROUP INC
filed 2001-11-29
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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

Yes  X                              No  __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ N/A ☒ Note: On November 7, 2001, the Company filed a joint plan of reorganization in connection with the registrant and certain of its subsidiaries' filings under Chapter 11 of the Bankruptcy Code. The plan has not yet been confirmed by the bankruptcy court.

As of September 30, 2001, there were 63,012,316 shares of the Registrant's $.01 par value
Common Stock outstanding, net of treasury shares.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

Index

Form 10-Q for the Quarter Ended September 30, 2001

PART I. FINANCIAL INFORMATION
		Page Numbers

Item 1.	Consolidated Financial Statements	3-9

	Consolidated Balance Sheets
	September 30, 2001 and December 31, 2000 (unaudited)	3-4

	Consolidated Statements of Losses
	For the three and nine months ended September 30, 2001 and 2000 (unaudited)	5-6

	Consolidated Statements of Comprehensive Losses
	For the three and nine months ended September 30, 2001 and 2000 (unaudited)	7

	Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2001 and 2000 (unaudited)	8-9

	Notes to the Consolidated Financial Statements	10-44

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	45-61

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 6.	Exhibits and Reports on Form 8-K	62

Signatures		63

ITEM 1.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
(in thousands)
	September 30, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$ 51,106	$ 37,589
Accounts receivable, net of allowance for doubtful accounts of $118,532 at September 30, 2001 and $128,106 at December 31, 2000	144,905	195,362
Inventory, net	20,636	22,676
Other receivables, net	10,086	6,896
Prepaids and other assets	5,584	4,693

Total current assets	232,317	267,216

Goodwill, net	170,012	188,005
Property and equipment, net	145,235	180,285
Assets held for sale	32,195	156,342
Notes receivable, net of allowance of $1,453 at September 30, 2001 and $1,979 at December 31, 2000	13,884	14,554
Other assets, net	25,962	43,586

Total assets	$ 619,605	$ 849,988

The accompanying notes are an integral part of these consolidated balance sheets.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands except per share data)

	September 30, 2001	December 31, 2000

Current liabilities:
Accrued compensation and benefits	$ 73,970	$ 101,977
Accrued self-insurance obligations	68,276	50,737
Current portion of long-term debt	56,030	86,039
Accounts payable	19,596	37,526
Income tax payables	14,016	13,328
Accrued interest	7,513	7,788
Other accrued liabilities	93,904	131,441
Total current liabilities	333,305	428,836

Liabilities subject to compromise (see Note 2)	1,530,600	1,529,928
Long-term debt, net of current portion	12,403	54,211
Obligations under capital leases, net of current portion	-	53,553
Other long-term liabilities	23,230	26,737

Total liabilities	1,899,538	2,093,265

Commitments and contingencies
Minority interest	5,174	5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of the Company	296,101	296,101
Stockholders' deficit:
Common stock of $.01 par value, authorized 155,000,000 shares, 65,225,853 and 65,230,853 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	652	652
Additional paid-in capital	825,153	825,147
Accumulated deficit	(2,379,588)	(2,331,218)
Accumulated other comprehensive loss	-	(12,483)
	(1,553,783)	(1,517,902)
Less:
Common stock held in treasury, at cost, 2,213,537 shares at September 30, 2001 and December 31, 2000	(27,376)	(27,376)
Grantor stock trust, at market, 1,915,935 shares at September 30, 2001 and December 31, 2000	(49)	(60)
Total stockholders' deficit	(1,581,208)	(1,545,338)
Total liabilities and stockholders' deficit	$ 619,605	$ 849,988

The accompanying notes are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)
(in thousands except per share data)
	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000

Total net revenues	$ 494,939	$ 607,722

Costs and expenses:
Operating costs	454,713	552,596
Corporate general and administrative	22,233	38,526
Depreciation and amortization	7,532	11,364
Provision for losses on accounts receivable	394	7,575
Loss on impairment	-	11
Interest, net (contractual interest expense of $35,785 and $36,947 for the three months ended September 30, 2001 and 2000, respectively)	1,902	8,291
Loss (gain) on sale of assets, net	181	(1,068)

Total costs, expenses and gains before reorganization costs	486,955	617,295

Income (loss) before reorganization costs and income taxes	7,984	(9,573)
Reorganization costs, net	18,422	125,598

Losses before income taxes	(10,438)	(135,171)
Income taxes	114	110

Net losses	$ (10,552)	$ (135,281)

Net losses per common and common equivalent share:

Basic and diluted	$ (0.17)	$ (2.23)

Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	61,096	60,757

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)
(in thousands except per share data)
	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

Total net revenues	$ 1,531,933	$ 1,866,668

Costs and expenses:
Operating costs	1,399,881	1,699,031
Corporate general and administrative	80,354	119,528
Depreciation and amortization	23,875	36,612
Provision for losses on accounts receivable	16,390	24,279
Loss on impairment	-	1,861
Interest, net (contractual interest expense of $107,191 and $109,010 for the nine months ended September 30, 2001 and 2000, respectively)	9,129	25,593
Legal and regulatory costs	-	2,617
Loss (gain) on sale of assets, net	242	(8,397)

Total costs, expenses and gains before reorganization costs	1,529,871	1,901,124

Income (loss) before reorganization costs and income taxes	2,062	(34,456)
Reorganization costs, net	49,772	297,706

Losses before income taxes	(47,710)	(332,162)
Income taxes	660	226

Net losses	$ (48,370)	$ (332,388)

Net losses per common and common equivalent share:

Basic and diluted	$ (0.79)	$ (5.51)

Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	61,098	60,278

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(Unaudited)
(in thousands)
	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000

Net losses	$ (10,552)	$ (135,281)

Foreign currency translation adjustments, net of tax	-	2

Comprehensive losses	$ (10,552)	$ (135,279)

	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

Net losses	$ (48,370)	$ (332,388)

Foreign currency translation adjustments, net of tax	12,483	(7,568)

Comprehensive losses	$ (35,887)	$ (339,956)

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
Cash flows from operating activities:	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000
Net losses	$ (48,370)	$ (332,388)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Reorganization costs, net	49,772	297,706
Depreciation and amortization	23,875	36,612
Provision for losses on accounts and other receivables	16,390	24,279
Loss on impairment	-	1,861
Legal and regulatory costs	-	1,383
Loss (gain) on sale of assets, net	242	(8,397)
Other, net	(875)	(4,585)
Changes in operating assets and liabilities:
Accounts receivable	32,095	5,582
Other current assets	(5,295)	22,462
Income taxes payable	535	3,146
Other current liabilities	(33,654)	(41,278)
Net cash provided by operating activities before reorganization costs	34,715	6,383
Net cash paid for reorganization costs	(14,577)	(10,930)
Net cash provided by (used for) operating activities	20,138	(4,547)

Cash flows from investing activities:
Capital expenditures, net	(26,456)	(39,234)
Acquisitions, net of cash acquired	-	(974)
Proceeds from sale of assets held for sale	18,164	22,079
Decrease in long-term notes receivable	673	508
Decrease in other assets	12,223	1,864
Net cash provided by (used for) investing activities	4,604	(15,757)

Cash flows from financing activities:
Net (payments) borrowings under Revolving Credit Agreement (postpetition)	(11,071)	52,509
Long-term debt borrowings	3,213	8,579
Long-term debt repayments	(278)	(12,871)
Principal payments on prepetition debt authorized by Bankruptcy Court	(2,033)	(2,951)
Other financing activities	14	(16)
Net cash provided by (used for) financing activities	(10,155)	45,250
Effect of exchange rate on cash and cash equivalents	(1,070)	(748)
Net increase in cash and cash equivalents	13,517	24,198
Cash and cash equivalents at beginning of year	37,589	25,047
Cash and cash equivalents at end of period	$ 51,106	$ 49,245

The accompanying notes are an integral part of these consolidated financial statements.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

Supplemental disclosure of cash flow information:

Cash paid (received) during period for:

Interest, net of $54 and $48 capitalized during the nine months ended September 30, 2001 and 2000, respectively	$ 12,006	$ 24,795

Income taxes	$ (59)	$ (2,356)

Supplementary schedule of non-cash investing and financing activities:

The Company's acquisitions during the nine months ended September 30, 2001 and 2000 involved the following:

Fair value of assets acquired	$ -	$ 974

Cash payments made, net of cash received from others	$ -	$ 974

Note issued in exchange for property	$ -	$ 28,501

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter referred to collectively as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation therapy services, oxygen and respiratory therapy supplies and equipment, and pharmaceutical services. Long-term and subacute care and outpatient therapy services are provided through Company operated facilities. Therapy services and pharmaceutical supply services are provided both in Company operated and in other nonaffiliated facilities located in the United States. See Notes 5 and 13, which describe certain operations that the Company has sold or intends to sell.

     In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 2001 and December 31, 2000, the consolidated results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and the consolidated cash flows for the nine month periods ended September 30, 2001 and 2000. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

     Certain amounts in the 2000 consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation.

Newly Issued Accounting Pronouncements

   In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 and will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will result in certain intangibles being subsumed into goodwill and will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

    In October 2001 FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed of. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will be adopted by the Company on January 1, 2002. The Company has not determined the impact that the adoption of these accounting standards will have on its consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Petitions for Reorganization under Chapter 11

     (a)  Procedural History

     On October 14, 1999 (the "Filing Date"), Sun and substantially all of its U.S. operating subsidiaries (collectively, the "Debtors")  filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     The Company filed a joint plan of reorganization with the Bankruptcy Court on November 7, 2001 (the "Plan of Reorganization"). The Plan of Reorganization provides for the issuance of new common stock, of which approximately 90% would be issued to Sun's lenders under the pre-petition Credit Agreement and approximately 10% to Sun's general unsecured creditors. Holders of Sun's senior subordinated debt would receive warrants to purchase approximately 5% of the new common stock. Existing holders of Sun's common stock, convertible subordinated debt and convertible trust issued preferred securities would receive no distribution under the Plan of Reorganization. No assurance can be given that the Plan of Reorganization will be confirmed or that any plan of reorganization that is confirmed will contain the terms in the current Plan of Reorganization.

     The Company's exclusive period to solicit acceptances of the Plan of Reorganization expires on January 7, 2002.

     (b)  Financial Reporting Matters

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Chapter 11 filings, the uncertainty regarding the eventual outcome of the reorganization cases, and the effect of other unknown adverse factors raise substantial doubt about the Company's ability to continue as a going concern.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Liabilities subject to compromise consisted of the following as of the periods indicated (in thousands):
	September 30, 2001	December 31, 2000
Revolving Credit Facility	$ 436,438	$ 433,319
Credit Facility Term Loans	358,981	358,981
Senior Subordinated Notes due 2007	250,000	250,000
Senior Subordinated Notes due 2008	150,000	150,000
Interest payable	101,856	102,094
Convertible Subordinated Debentures due 2004	83,300	83,300
Prepetition trade and other miscellaneous claims	67,409	65,834
Mortgage notes payable due at various dates through 2005	46,280	46,214
Other long-term debt	14,447	15,984
Industrial Revenue Bonds	8,620	8,620
Senior Subordinated Notes due 2002	6,161	6,161
Capital leases	5,726	8,039
Convertible Subordinated Debentures due 2003	1,382	1,382
Total liabilities subject to compromise	$ 1,530,600	$ 1,529,928

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     It is not possible to fully or completely estimate the fair value of "liabilities subject to compromise" at September 30, 2001 and December 31, 2000 due to the Company's Chapter 11 filing and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company and its filing subsidiaries as of the Filing Date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities are subject to a final plan of reorganization. The plan, which has been filed with the Bankruptcy Court, is subject to a vote by the Company's impaired creditors and stockholders and confirmation by the Bankruptcy Court.

     The Company is in default with respect to substantially all of its prepetition borrowings. The Company's prepetition bank debt is collateralized by (i) a pledge of stock in the Company's U.S. subsidiaries, (ii) a security interest in intercompany debt owed by subsidiaries to the Company and (iii) a pledge of certain notes held by the Company.

     (c)  Debtor-in-Possession Financing

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing. The Revolving Credit Agreement was amended as of September 21, 2000, April 20, 2001 and October 11, 2001 (as amended the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowing by the Company of $175.0 million, but not to exceed the sum of (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lesser of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$10.0 million or 50.0% of the aggregate value of eligible inventory. In April 2001, the Company elected to reduce the maximum amount it could borrow under the DIP Financing Agreement from $200.0 million to $175.0 million. The DIP Financing Agreement matures on February 28, 2002.

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

     (d)  Reorganization Costs

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

The components of reorganization costs, net, are as follows for the periods indicated (in thousands):
	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000

Professional fees	$ 7,261	$ 5,828
Loss on sale of assets	10,076	123,362
Restructuring	1,505	-
Less:
Gain on sale of assets	-	(2,764)
Interest earned on accumulated cash	(420)	(828)

Total reorganization costs, net	$ 18,422	$ 125,598

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

Professional fees	$ 18,662	$ 20,191
Loss on sale of assets	29,801	283,233
Restructuring	2,828	-
Other	147	87
Less:
Gain on sale of assets	-	(3,719)
Interest earned on accumulated cash	(1,666)	(2,086)

Total reorganization costs, net	$ 49,772	$ 297,706

(3) Debtor-in-Possession Financing

     Beginning on February 15, 2001, interest accrues on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (J.P. Morgan Chase & Co.) plus 1.25% or the London International Borrowing Offer Rate ("LIBOR") plus 3.75% and is payable in arrears on each Interest Payment Date. The one-month LIBOR was approximately 2.6% at September 30, 2001 and 6.6% at December 31, 2000. In the event of an Event of Default, interest accrues on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 3.0% and is payable daily. The ABR was approximately 6.0% and 9.5% at September 30, 2001 and December 31, 2000, respectively.

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

     At September 30, 2001, approximately $93.8 million was available under the DIP Financing Agreement of which the Company had borrowed approximately $56.0 million and had issued letters of credit of approximately $37.5 million. At December 31, 2000, approximately $138.7 million was available under the DIP Financing Agreement of which the Company had borrowed $67.0 million and had issued letters of credit outstanding of approximately $34.7 under the DIP Financing Agreement. Peak borrowings under the agreement for the nine months ended September 30, 2001 and 2000 were

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$88.8 and $74.8 million, respectively with an effective interest rate for the nine months ended September 30, 2001 of approximately 8.1%.

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

Capital Expenditures Aggregate Limitations on Corporate Headquarters:

$6,000,000                 During fiscal 2000 and for each fiscal year until maturity

Capital Expenditures on Domestic Healthcare Facilities:

$49,300,000                During fiscal 2000 and for each fiscal year until maturity

Minimum cumulative EBITDA at Month End for preceding continuous six month periods:

Month	Year	EBITDA
August	2001	$ 30,300,000
September		27,900,000
October		30,800,000
November		31,500,000
December		32,700,000
January	2002	32,100,000
February		29,500,000

     The DIP Financing Agreement matures on February 28, 2002. The Company believes that it will have sufficient liquidity to meet its operational needs for the next 12 months assuming that (i) the Company maintains its ability to borrow under the DIP Financing Agreement until emergence from bankruptcy, (ii) if the Company has not emerged from bankruptcy by February 28, 2002 that it is able to extend the DIP Financing Agreement or enter into a new DIP Financing Agreement under substantially similar terms, (iii) the Company does not experience any material and adverse decrease in its results of operations, and (iv) the Company obtains emergence financing. This is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to a number of factors, including, but not limited to, the Company's ability to divest unprofitable facilities, operate its business consistent with plan, comply with the covenants of the DIP Financing Agreement, negotiate a Plan of Reorganization and emerge from bankruptcy, and negotiate an acceptable global settlement with the federal government.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consisted of the following as of the periods indicated (in thousands):

	September 30, 2001	December 31, 2000
Senior Credit Facility:
Revolving Credit Facility	$ 436,438	$ 433,319	(1)
Credit Facility Term Loans	358,981	358,981	(1)
9.5% Senior Subordinated Notes due 2007	250,000	250,000	(1)
9 3/8% Senior Subordinated Notes due 2008	150,000	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	83,300	83,300	(1)
DIP Financing Agreement	55,956	67,027
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	53,310	53,517	(2)
Industrial Revenue Bonds	8,620	8,785	(3)
Senior Subordinated Notes due 2002, interest at 11 3/4% per annum	6,161	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6.5% per annum	1,382	1,382	(1)
Mortgage notes payable in Australian dollars due at various dates through 2001, interest from 7.6 % to 8.0%, collateralized by various facilities in Australia	-	12,980
Mortgage notes payable in German marks due at various dates through 2003, interest at rates from 6.3% to 6.8%, collateralized by various facilities in Germany	-	7,978
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.50% per annum, collateralized by various facilities in the United Kingdom	-	31,354
Other long-term debt	19,894	29,427	(4)

Total long-term debt	1,424,042	1,494,211

Less long-term debt subject to compromise	(1,355,609)	(1,353,961)
Less amounts due within one year	(56,030)	(86,039)
Long-term debt, net of current portion	$ 12,403	$ 54,211

     Long-term debt at September 30, 2001 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt.

     Long-term debt at December 31, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $85.4 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to December 31, 2000 and the Company's foreign debt obligations.

(1)   Classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2001 and December 31, 2000.

(2)   Approximately $46,280 and $46,214 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2001 and December 31, 2000, respectively.

(3)   Approximately $8,620 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2001 and December 31, 2000.

(4)   Approximately $14,447 and $15,984 is classified as liabilities subject to compromise in the Company's consolidated balance sheets as of September 30, 2001 and December 31, 2000, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The scheduled maturities of long-term debt (not including that which is subject to compromise) as of September 30, 2001 are as follows (in thousands):

September 30, 2001
2001	$ 56,030
2002	454
2003	495
2004	5,203
2005	505
Thereafter	5,746
$ 68,433

     The Company has letters of credit outstanding under its prepetition credit facilities and its DIP Financing Agreement. As of September 30, 2001, letters of credit outstanding totaled approximately $46.9 million of which approximately $9.4 million and $37.5 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively. As of December 31, 2000, letters of credit outstanding totaled approximately $48.1 million of which approximately $13.4 million and $34.7 million were issued under the prepetition credit facilities and the DIP Financing Agreement, respectively.

(5)   Assets Held for Sale

     The Company sold its operations in the United Kingdom and Germany in 2001. The Company had previously recorded its estimates of losses on the sales of its operations in the United Kingdom. A receiver for the Company's operations in Australia sold those operations during July 2001 and liquidated the Company's Australian subsidiaries. The Company received approximately $4.4 million from the disposition of the operations in the United Kingdom, Germany and Australia. Due to the sale of these operations, the Company was released from approximately $154.0 million of aggregate debt, capital lease obligations, notes payable and other liabilities.

     In 2001, the Company decided to sell a portion of its corporate campus. As a result, the Company recorded a write-down that is included in loss on sale of assets in the reorganization costs, net. The two buildings held for sale as of September 30, 2001 on the corporate campus have approximately 370,000 square feet of rentable office space. A sale of the two buildings would be contingent upon the Company obtaining an acceptable agreement to lease back a portion of the buildings and attached parking structure.

     In April 2001, the Company decided to pursue the disposition of its temporary therapy staffing services business, CareerStaff. The Company recorded the business as an asset held within the Company's consolidated balance sheets. After further evaluation of the operations and revenue generation of the temporary staffing services business, the Company decided to retain the business and reversed the asset held for sale reserve within the Company's financial statements during the fourth quarter of 2001.

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

    During the three months from July 1, 2001 through September 30, 2001, the Company divested 13 skilled nursing facilities with 978 licensed beds. The net revenues and net operating losses for the year ended December 31, 2000 for these 13 facilities were approximately $12.8 million and $0.1 million, respectively. The aggregate net loss on disposal during the three months ended September 30, 2001 for these divestitures was approximately $15.2 million, which is included in reorganization costs, net, in the Company's consolidated statement of losses. The Company had previously recorded a charge to reduce the carrying value of the facilities to the Company's estimate of the selling value less costs. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     In August 2001, the Company sold its orthotics manufacturing operations, Neuroflex, to a member of the Neuroflex management team. The Company recorded approximately $2.1 million in loss on disposal under reorganization costs, net, in the Company's consolidated statement of losses.

     As of September 30, 2001, the Company held for sale 16 skilled nursing facilities with 1,824 licensed beds. The net revenues and net operating income for these 16 facilities were approximately $64.0 million and $3.3 million, respectively, for the twelve months ended December 31, 2000. The Company previously recorded a charge in reorganization costs, net, to reduce the carrying value of these facilities to the Company's estimate of the selling value less costs.

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

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of September 30, 2001 and the losses or gains on the sale of assets and the losses on assets held for sale for the nine months ended September 30, 2001. The gains and losses are recorded in gain and losses on sale of assets, net, and reorganization costs, in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

	Carrying Amount	Losses	Gains

International operations	$ 60	$ -	$ 107
Inpatient facilities	-	5,650	-
Other non-core businesses	32,135	24,500	-
	$ 32,195	$ 30,150	$ 107

(6)   Commitments

(a)   Construction Commitments

     The Company had construction commitments of approximately $0.8 million as of September 30, 2001, under various contracts to improve existing facilities.

(b)   Purchase Commitments

     The Company's long-term care division has a contractual agreement through January 31, 2009 with Medline Industries, Inc. ("Medline") establishing Medline as the primary medical supply vendor for all of the long-term care facilities which the Company owns, leases and/or operates. For the duration of this agreement, the long-term care division has agreed to purchase at least 90% of the Company's medical supply products from Medline. In the event the Company fails to comply with the 90% requirement of the contract, a breach of contract could be stipulated by Medline. Additionally, if prior to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 2005, the Company chooses to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, the Company may find it necessary to pay Medline damages.

(c)   Litigation

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See "Note 8 - Other Events" in the Company's consolidated financial statements.

(7)   Net Losses Per Share

     Basic net losses per share is based upon the weighted average number of common shares outstanding during the period. Diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. Diluted net losses per share amounts for the nine month periods ended September 30, 2001 and 2000 are the same as basic net losses per share amounts for those periods because the impact to convertible securities is anti-dilutive.

(8)   Other Events

(a)   Litigation

     The Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the District of Delaware (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See "Note 2 - Petitions for Reorganization Under Chapter 11."

     In May and August 1999, former employees of Sun's long-term care subsidiary, SunBridge, and Sun's therapy subsidiary, SunDance, filed proposed class action complaints against SunBridge and SunDance in the Western District of Washington. The Plaintiffs sought to represent certain current and former employees of SunBridge and SunDance who were allegedly not paid appropriate wages under federal and state law since May and August 1996, respectively. Plaintiffs filed claims in the Chapter 11 cases in the amount of $780.0 million in the SunDance action and $242.0 million in the SunBridge action, plus interest, costs and attorney fees. Sun disputes these claims. The Company and the claimants are currently negotiating a settlement of the lawsuits. Under the principal terms of the proposed settlement, the Company would provide a settlement fund of up to an aggregate $3 million general unsecured claim, the claimants' attorney's fees would be capped at $300,000, and the Company would pay up to $500,000 to cover the cost of notice to prospective claimants in the class and claims administration. The proposed settlement is subject to approval by the Bankruptcy Court. No assurance can be given that the parties will enter into the proposed settlement or that the Bankruptcy Court would approve any such settlement.

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three individuals, who were officers of the Company at that time but who are no longer employed by the Company, in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. Although the Company intends to vigorously defend the individual defendants in this matter who are indemnified by the Company, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     The Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of qui tam lawsuits. HHS has asserted claims against the Company for overpayments in connection with Medicare reimbursement for services performed prior to the implementation of the Medicare prospective payment system and claims for violation of the False Claims Act. The Company has denied

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

any violations and has asserted claims against HHS for underpayments in connection with services performed for Medicare beneficiaries for the same periods which HHS disputes. After months of negotiation, the Company, the HHS and the DOJ have reached a mutual understanding with respect to certain concepts for a global settlement which would resolve all the claims of the parties. The parties are continuing to negotiate the proposed global settlement, and no assurance can be given that a final global settlement will be reached. The proposed settlement would generally provide for a release of pre-petition claims of HHS and the DOJ against the Company. The proposed settlement would also provide for a release of substantially all the claims of the Company against HHS for the same period; the Company previously reserved all such claims due to the uncertainty of the Company recovering such amounts. The global settlement would require the Company to pay $1,000,000 in cash and deliver a promissory note for $10,000,000 at the time the Company emerges from bankruptcy. The Company intends to seek Bankruptcy Court approval of the global settlement. No assurance can be given that the Company and HHS will enter into the proposed global settlement or that the global settlement will be approved by the Bankruptcy Court. The Company has not recorded an adjustment to the carrying amount of the balances due to and due from the HHS because the ultimate outcome of the proposed agreement is uncertain and the amount of any such adjustment is not presently determinable.

     Certain of the Company's subsidiaries are defendants in 12 qui tam lawsuits brought by private citizens alleging, among other things, violations of the federal False Claims Act. The Company denies any violations.   Each of these lawsuits will be settled pursuant to the global settlement with HHS, other than claims for attorney fees.

     In contemplation of a settlement with HHS, the Company entered into a corporate integrity agreement with the HHS' Office of Inspector General in July 2001. The agreement officially takes effect upon the Company's emergence from bankruptcy. Under the terms of this agreement, the Company will implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such a settlement or any other outcome of investigations will have a material adverse effect on the Company's financial condition or results of operations. As of September 30, 2001, the Company has a reserve of approximately $2.1 million to cover the estimated costs of professional advisory services related to this matter.

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

(9)   Summarized Financial Information

     The Company acquired The Mediplex Group, Inc. ("Mediplex") on June 23, 1994 and became a co-obligor with Mediplex with respect to the 6.5% Debentures and the 11.75% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below as of the periods indicated (in thousands):

	September 30, 2001	December 31, 2000

Current assets	$ 75,785	$ 73,060
Noncurrent assets	75,995	76,668
Current liabilities	16,296	8,720
Noncurrent liabilities	50,378	50,632
Due to parent	215,503	231,487

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Net revenues	$ 115,599	$ 110,582	$ 341,373	$ 331,259
Costs and expenses	(110,062)	(107,764)	(327,447)	(316,383)

Income before intercompany charges	5,537	2,818	13,926	14,876

Intercompany charges (1)	(1,110)	(3,382)	(3,211)	(51,468)

Net income (loss)	$ 4,427	$ (564)	$ 10,715	$ (36,592)

(1)	Through various intercompany agreements entered into by Sun and Mediplex, Sun provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. Sun charged Mediplex for management services totaling $2.3 million and $3.4 million for the three months ended September 30, 2001 and 2000, respectively and $6.4 million and $10.0 million for the nine months ended September 30, 2001 and 2000, respectively. Intercompany interest charged to Mediplex for the nine months ended September 30, 2000 for advances from Sun was $2.6 million. Sun discontinued charging Mediplex for interest during the second half of 2000 due to the Chapter 11 filing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) Segment Information

Overview

     Inpatient Services. At September 30, 2001, Sun operated 260 long-term, subacute care and assisted living facilities in the United States (consisting of 241 skilled nursing facilities, nine rehabilitation hospitals and 10 assisted living facilities) in 26 states with 29,153 licensed beds primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Included in these 260 facilities are 16 facilities with 1,824 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy.

     Rehabilitation and Respiratory Therapy Services. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At September 30, 2001, Sun provided therapy services and supplies to 936 facilities in 41 states, 685 of which were operated by nonaffiliated parties. The Company is currently soliciting offers for its respiratory therapy supplies and equipment business.

     Pharmaceutical Services. The Company provides pharmaceutical services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of September 30, 2001, Sun operated 32 regional pharmacies, nine in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 655 long-term and subacute care facilities in 23 states, 425 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice.

     International Operations. The Company sold its operations in the United Kingdom, Germany and Australia during 2001 in February, April and July, respectively. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

     Other Operations. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff derives approximately 12% of its revenues from skilled nursing facilities, 45% from schools and governmental agencies and 43% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At September 30, 2001, CareerStaff had 25 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated

For the Three Months Ended September 30, 2001

Total Net Revenues	$ 384,753	$ 42,230	$ 62,640	$ -	$ 45,667	$ (58)	$ (40,293)	$ 494,939
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	374,581	32,770	56,704	-	43,085	10,493	(40,293)	477,340
Depreciation and amortization	2,977	413	1,089	-	426	2,627	-	7,532
Interest, net	619	14	-	-	-	1,269	-	1,902
Earnings (losses) before corporate allocations	6,576	9,033	4,847	-	2,156	(14,447)	-	8,165
Corporate management fees	9,847	1,054	1,574	-	1,081	(13,556)	-	-
Net segment earnings (losses)	$ (3,271)	$ 7,979	$ 3,273	$ -	$ 1,075	$ (891)	$ -	$ 8,165

Intersegment revenues	$ (137)	$ 23,844	$ 14,462	$ -	$ 2,124	$ -	$ (40,293)	$ -
Identifiable segment assets	$ 344,851	$ 37,194	$ 76,679	$ -	$ 68,418	$ 510,383	$ (417,920)	$ 619,605
Segment capital expenditures, net	$ 4,441	$ 146	$ 160	$ -	$ 1,901	$ 1,604	$ -	$ 8,252

For the Three Months Ended September 30, 2000

Total Net Revenues	$ 427,756	$ 48,534	$ 76,554	$ 65,292	$ 40,604	$ 111	$ (51,129)	$ 607,722
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	411,621	43,237	71,834	63,479	40,369	19,253	(51,096)	598,697
Depreciation and amortization	5,253	680	2,165	-	501	2,835	(70)	11,364
Interest, net	2,448	45	13	3,607	25	2,153	-	8,291
Earnings (losses) before corporate allocations	8,434	4,572	2,542	(1,794)	(291)	(24,130)	37	(10,630)
Corporate interest allocation	6,387	1,748	3,123	-	1,303	(12,561)	-	-
Corporate management fees	10,738	1,224	1,938	382	1,000	(15,282)	-	-
Net segment earnings (losses)	$ (8,691)	$ 1,600	$ (2,519)	$ (2,176)	$ (2,594)	$ 3,713	$ 37	$ (10,630)

Intersegment revenues	$ 151	$ 27,057	$ 21,609	$ -	$ 2,773	$ 52	$ (51,642)	$ -
Identifiable segment assets	$ 339,111	$ 46,133	$ 60,391	$ 99,218	$ 72,409	$1,140,470	$ (674,320)	$ 1,083,412
Segment capital expenditures, net	$ 4,868	$ 185	$ 215	$ -	$ 2,293	$ 6,291	$ -	$ 13,852

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
For the Nine Months Ended September 30, 2001

Total Net Revenues	$ 1,176,414	$ 132,383	$ 194,784	$ 23,887	$ 133,910	$ 258	$ (129,703)	$ 1,531,933
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	1,143,258	113,018	177,279	22,953	131,367	38,453	(129,703)	1,496,625
Depreciation and amortization	9,473	1,355	3,227	-	1,405	8,415	-	23,875
Interest, net	1,954	66	4	1,183	26	5,896	-	9,129
Earnings (losses) before corporate allocations	21,729	17,944	14,274	(249)	1,112	(52,506)	-	2,304
Corporate management fees	28,928	3,308	4,817	-	3,177	(40,230)	-	-
Net segment earnings (losses)	$ (7,199)	$ 14,636	$ 9,457	$ (249)	$ (2,065)	$ (12,276)	$ -	$ 2,304

Intersegment revenues	$ (390)	$ 75,658	$ 47,554	$ -	$ 6,881	$ -	$ (129,703)	$ -
Identifiable segment assets	$ 344,851	$ 37,194	$ 76,679	$ -	$ 68,418	$ 510,383	$ (417,920)	$ 619,605
Segment capital expenditures, net	$ 13,229	$ 353	$ 734	$ 537	$ 5,009	$ 6,594	$ -	$ 26,456

For the Nine Months Ended September 30, 2000

Total Net Revenues	$ 1,299,744	$ 159,249	$ 231,171	$ 210,872	$ 127,878	$ 866	$ (163,112)	$ 1,866,668
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	1,250,706	134,369	217,498	208,614	129,787	64,918	(163,054)	1,842,838
Depreciation and amortization	16,078	2,539	5,646	2,502	2,571	7,480	(204)	36,612
Interest, net	7,578	150	47	9,774	1,421	6,623	-	25,593
Earnings (losses) before corporate allocations	25,382	22,191	7,980	(10,018)	(5,901)	(78,155)	146	(38,375)
Corporate interest allocation	18,977	7,295	8,899	7,902	4,543	(47,616)	-	-
Corporate management fees	32,259	3,977	5,794	1,815	3,069	(46,914)	-	-
Net segment earnings (losses)	$ (25,854)	$ 10,919	$ (6,713)	$ (19,735)	$ (13,513)	$ 16,375	$ 146	$ (38,375)
								======
Intersegment revenues	$ 449	$ 88,093	$ 66,861	$ -	$ 7,942	$ 279	$ (163,624)	$ -
Identifiable segment assets	$ 339,111	$ 46,133	$ 60,391	$ 99,218	$ 72,409	$1,140,470	$ (674,320)	$ 1,083,412
Segment capital expenditures, net	$ 15,271	$ 186	$ 560	$ 4,590	$ 2,604	$ 16,023	$ -	$ 39,234

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
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$ 34,596	$ 14,643	$ 1,867	$ -	$ 51,106
Accounts receivable, net	-	136,919	8,823	(837)	144,905
Inventory, net	-	20,309	327	-	20,636
Other receivables, net	170,045	(159,277)	(682)	-	10,086
Prepaids and other assets	1,704	3,756	124	-	5,584
Total current assets	206,345	16,350	10,459	(837)	232,317

Goodwill, net	-	162,514	7,498	-	170,012
Property and equipment, net	45,472	80,395	19,368	-	145,235
Assets held for sale	14,799	17,336	60	-	32,195
Notes receivable, net	-	13,884	-	-	13,884
Other assets, net	1,079	22,740	2,143	-	25,962
Investment in subsidiaries	(1,732,298)	-	-	1,732,298	-
Total assets	$ (1,464,603)	$ 313,219	$ 39,528	$ 1,731,461	$ 619,605

Current liabilities:
Accrued compensation and benefits	$ 19,774	$ 52,376	$ 1,820	$ -	$ 73,970
Accrued self-insurance obligations	(4,976)	70,859	2,393	-	68,276
Current portion of long-term debt	55,956	(4)	78	-	56,030
Accounts payable	4,086	15,286	1,061	(837)	19,596
Income tax payables	22,175	(8,224)	65	-	14,016
Accrued interest	-	7,513	-	-	7,513
Current portion of obligations under capital leases	-	(28)	28	-	-
Other accrued liabilities	43,495	49,519	890	-	93,904
Total current liabilities	140,510	187,297	6,335	(837)	333,305

Liabilities subject to compromise (see Note 2)	1,434,965	95,635	-	-	1,530,600
Long-term debt, net of current portion	-	6,935	5,468	-	12,403
Obligations under capital leases, net of current portion	-	1	(1)	-	-
Other long-term liabilities	-	22,507	723	-	23,230
Total liabilities	1,575,475	312,375	12,525	(837)	1,899,538

Intercompany payables/(receivables)	(1,754,970)	1,670,708	84,262	-	-
Commitments and contingencies	-	-	-	-	-
Minority interest	-	5,866	(692)	-	5,174
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of the Company	296,101	-	-	-	296,101
Total stockholders' deficit	(1,581,209)	(1,675,730)	(56,567)	1,732,298	(1,581,208)
Total liabilities and stockholders' deficit	$ (1,464,603)	$ 313,219	$ 39,528	$ 1,731,461	$ 619,605

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$ 31,319	$ 938	$ 5,332	$ -	$ 37,589
Accounts receivable, net	-	189,216	7,485	(1,339)	195,362
Inventory, net	-	22,389	287	-	22,676
Other receivables, net	291,679	(186,677)	(98,106)	-	6,896
Prepaids and other assets	367	4,198	128	-	4,693
Total current assets	323,365	30,064	(84,874)	(1,339)	267,216

Goodwill, net	-	187,781	224	-	188,005
Property and equipment, net	63,643	100,888	15,754	-	180,285
Assets held for sale	-	17,567	138,775	-	156,342
Notes receivable, net	-	14,554	-	-	14,554
Other assets, net	13,968	26,951	2,667	-	43,586
Investment in subsidiaries	(1,711,962)	-	-	1,711,962	-
Total assets	$ (1,310,986)	$ 377,805	$ 72,546	$ 1,710,623	$ 849,988

Current liabilities:
Accrued compensation and benefits	$ 25,640	$ 60,461	$ 15,876	$ -	$ 101,977
Accrued self-insurance obligations	(5,429)	54,315	1,851	-	50,737
Current portion of long-term debt	67,027	187	18,825	-	86,039
Accounts payable	10,835	17,006	11,024	(1,339)	37,526
Income taxes payable	21,562	(8,159)	(75)	-	13,328
Accrued interest	-	7,437	351	-	7,788
Current portion of obligations under capital leases	-	(28)	276	-	248
Other accrued liabilities	50,712	68,322	12,159	-	131,193
Total current liabilities	170,347	199,541	60,287	(1,339)	428,836

Liabilities subject to compromise (see Note 2)	1,426,821	103,008	99	-	1,529,928
Long-term debt, net of current portion	-	6,797	47,414	-	54,211
Obligations under capital leases, net of current portion	-	91	53,462	-	53,553
Other long-term liabilities	-	25,953	784	-	26,737
Total liabilities	1,597,168	335,390	162,046	(1,339)	2,093,265

Intercompany payables/(receivables)	(1,683,881)	1,710,218	(26,337)	-	-
Commitments and contingencies
Minority interest	-	6,062	(102)	-	5,960
Company-obligated manditorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	-	-	-	296,101
Total stockholders' equity (deficit)	(1,520,374)	(1,673,865)	(63,061)	1,711,962	(1,545,338)
Total liabilities and stockholders' equity (deficit)	$ (1,310,986)	$ 377,805	$ 72,546	$ 1,710,623	$ 849,988

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

For the Three Months Ended September 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ (58)	$ 485,668	$ 10,888	$ (1,559)	$ 494,939

Costs and expenses:
Operating costs	-	443,956	12,316	(1,559)	454,713
Corporate general and administrative	10,973	11,042	218	-	22,233
Depreciation and amortization	2,449	4,919	164	-	7,532
Provision for losses on accounts receivable	(362)	799	(43)	-	394
Loss on impairment	(13)	13	-	-	-
Interest, net (contractual interest expense of $35,785 for the three months ended September 30, 2001)	1,197	706	(1)	-	1,902
Loss on sale of assets, net	-	181	-	-	181
Equity interest in (earnings) losses of subsidiaries	2,865	-	-	(2,865)	-
Total costs and expenses	17,109	461,616	12,654	(4,424)	486,955

Intercompany charges	(17,367)	17,189	178	-	-
Income (losses) before reorganization costs and income taxes	200	6,863	(1,944)	2,865	7,984
Reorganization costs, net	10,638	7,784	-	-	18,422
Income tax expense	114	-	-	-	114
Net income (losses)	$ (10,552)	$ (921)	$ (1,944)	$ 2,865	$ (10,552)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Three Months Ended September 30, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ -	$ 532,606	$ 71,645	$ 3,471	$ 607,722

Costs and expenses:
Operating costs	-	482,214	66,911	3,471	552,596
Corporate general and administrative	18,620	14,484	5,422	-	38,526
Depreciation and amortization	2,622	8,733	9	-	11,364
Provision for losses on accounts receivable	-	7,437	138	-	7,575
Loss on impairment	-	11	-	-	11
Interest, net (contractual interest expense of $57,018 for the three months ended September 30, 2000)	2,006	2,648	3,637	-	8,291
Loss on sale of assets, net	(3)	(1,065)	-	-	(1,068)
Equity interest in (earnings) losses of subsidiaries	126,136	-	-	(126,136)	-
Total costs and expenses	149,381	514,462	76,117	(122,665)	617,295

Intercompany charges	(19,219)	18,674	545	-	-
Losses before reorganization costs and income taxes	(130,162)	(530)	(5,017)	126,136	(9,573)
Reorganization costs, net	5,009	109,902	10,687	-	125,598
Income tax expense	110	-	-	-	110
Net income (losses)	$ (135,281)	$ (110,432)	$ (15,704)	$ 126,136	$ (135,281)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Nine Months Ended September 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 258	$ 1,479,426	$ 57,177	$ (4,928)	$ 1,531,933

Costs and expenses:
Operating costs	-	1,345,864	58,945	(4,928)	1,399,881
Corporate general and administrative	38,785	39,166	2,403	-	80,354
Depreciation and amortization	7,850	15,548	477	-	23,875
Provision for losses on accounts receivable	(362)	16,054	698	-	16,390
Interest, net (contractual interest expense of $107,191for the nine months ended September 30, 2001)	5,577	2,365	1,187	-	9,129
Loss (gain) on sale of assets, net	512	(226)	(44)	-	242
Equity interest in (earnings) losses of subsidiaries	7,848	-	-	(7,848)	-
Total costs and expenses	60,210	1,418,771	63,666	(12,776)	1,529,871

Intercompany charges	(52,119)	52,016	103	-	-
Income (losses) before reorganization costs and income taxes	(7,833)	8,639	(6,592)	7,848	2,062
Reorganization costs, net	39,908	10,501	(637)	-	49,772
Income tax expense	630	-	30	-	660
Net income (losses)	$ (48,371)	$ (1,862)	$ (5,985)	$ 7,848	$ (48,370)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Nine Months Ended September 30, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 458	$ 1,616,818	$ 243,418	$ 5,974	$ 1,866,668

Costs and expenses:
Operating costs	-	1,464,353	228,704	5,974	1,699,031
Corporate general and administrative	63,466	43,051	13,011	-	119,528
Depreciation and amortization	6,849	27,108	2,655	-	36,612
Provision for losses on accounts receivable	-	23,901	378	-	24,279
Loss on impairment	-	1,861	-	-	1,861
Interest, net (contractual interest expense of $160,683 for the nine months ended September 30, 2000)	6,212	9,133	10,248	-	25,593
Legal and regulatory costs	-	2,617	-	-	2,617
Gain on sale of assets	(1,990)	(6,407)	-	-	(8,397)
Equity interest in losses of subsidiaries	446,196	-	-	(446,196)	-
Intercompany interest expense (income)	(10,062)	10,062	-	-	-
Total costs and expenses	510,671	1,575,679	254,996	(440,222)	1,901,124

Intercompany charges	(254,160)	251,705	2,455	-	-
Losses before reorganization costs and income taxes	(256,053)	(210,566)	(14,033)	446,196	(34,456)
Reorganization costs, net	76,107	126,346	95,253	-	297,706
Income tax expense (benefit)	227	-	(1)	-	226
Net income (losses)	$ (332,387)	$ (336,912)	$ (109,285)	$ 446,196	$ (332,388)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2001
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (48,371)	$ (1,862)	$ (5,985)	$ 7,848	$ (48,370)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	-	7,848	-	(7,848)	-
Reorganization costs, net	39,908	10,501	(637)	-	49,772
Depreciation and amortization	7,850	15,548	477	-	23,875
Provision for losses on accounts and other receivables	(362)	16,054	698	-	16,390
Loss (gain) on sale of assets, net	512	(226)	(44)	-	242
Other, net	5,336	1,297	(7,508)	-	(875)
Changes in operating assets and liabilities:
Accounts receivable	-	33,718	(1,623)	-	32,095
Other current assets	1,401	(6,254)	(442)	-	(5,295)
Income tax payables	675	2,463	(2,603)	-	535
Other current liabilities	(21,040)	(12,447)	(167)	-	(33,654)
Net cash provided by (used for) operating activities before reorganization costs	(14,091)	66,640	(17,834)	-	34,715
Net cash paid for reorganization costs	(14,577)	-	-	-	(14,577)
Net cash provided by (used for) operating activities	(28,668)	66,640	(17,834)	-	20,138
Cash flows from investing activities:
Capital expenditures, net	(6,594)	(15,736)	(4,126)	-	(26,456)
Proceeds from sale of assets held for sale	-	14,676	3,488	-	18,164
Decrease in long-term notes receivable	3	670	-	-	673
Decrease in other assets	-	12,223	-	-	12,223
Net cash provided by (used for) investing activities	(6,591)	11,833	(638)	-	4,604
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	(11,071)	-	-	-	(11,071)
Long-term debt borrowings	3,119	94	-	-	3,213
Long-term debt repayments	-	-	(278)	-	(278)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	(2,033)	-	-	(2,033)
Other financing activities	18	(4)	-	-	14
Intercompany advances	47,540	(62,825)	15,285	-	-
Net cash provided by (used for) financing activities	39,606	(64,768)	15,007	-	(10,155)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	3,277	13,705	(3,465)	-	13,517
Cash and cash equivalents at beginning of year	31,319	938	5,332	-	37,589
Cash and cash equivalents at end of period	$ 34,596	$ 14,643	$ 1,867	$ -	$ 51,106

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Summarized Consolidating Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2000
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (332,387)	$ (336,912)	$ (109,285)	$ 446,196	$ (332,388)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	446,196	-	-	(446,196)	-
Reorganization costs, net	76,107	126,346	95,253	-	297,706
Depreciation and amortization	6,849	27,108	2,655	-	36,612
Provision for losses on accounts and other receivables	-	23,901	378	-	24,279
Loss on impairment	-	1,861	-	-	1,861
Legal and Regulatory	-	1,383	-	-	1,383
Gain on sale of assets	(1,990)	(6,407)	-	-	(8,397)
Other, net	(4,721)	25,179	(25,043)	-	(4,585)
Changes in operating assets and liabilities:
Accounts receivable	-	22,065	(16,483)	-	5,582
Other current assets	9,367	(1,549)	14,644	-	22,462
Income tax payables	4,405	812	(2,071)	-	3,146
Other current liabilities	(42,417)	12,815	(11,676)	-	(41,278)
Net cash provided by (used for) operating activities before reorganization costs	161,409	(103,398)	(51,628)	-	6,383
Net cash paid for reorganization costs	(10,930)	-	-	-	(10,930)
Net cash provided by (used for) operating activities	150,479	(103,398)	(51,628)	-	(4,547)

Cash flows from investing activities:
Capital expenditures, net	(16,023)	(16,991)	(6,220)	-	(39,234)
Acquisitions, net of cash acquired	-	(974)	-	-	(974)
Proceeds from sale of assets held for sale	-	246	21,833	-	22,079
(Increase) decrease in long-term notes receivable	(1,500)	617	1,391	-	508
Decrease (increase) in other assets	20,064	(22,861)	4,661	-	1,864
Net cash provided by (used for) investing activities	2,541	(39,963)	21,665	-	(15,757)

Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	52,509	-	-	-	52,509
Long-term debt borrowings	-	5,016	3,563	-	8,579
Long-term debt repayments	-	-	(12,871)	-	(12,871)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	(2,951)	-	-	(2,951)
Other financing activities	(16)	-	-	-	(16)
Intercompany advances	(190,027)	150,670	39,357	-	-
Net cash provided by (used for) financing activities	(137,534)	152,735	30,049	-	45,250
Effect of exchange rate on cash and cash equivalents	(748)	-	-	-	(748)
Net increase in cash and cash equivalents	14,738	9,374	86	-	24,198
Cash and cash equivalents at beginning of year	13,049	6,693	5,305	-	25,047
Cash and cash equivalents at end of period	$ 27,787	$ 16,067	$ 5,391	$ -	$ 49,245

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements

In accordance with SOP 90-7, the debtor entities are required to present condensed Consolidated Financial Statements.

CONSOLIDATING BALANCE SHEET

September 30, 2001
(in thousands)

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 49,719	$ 1,387	$ -	$ 51,106
Accounts receivable, net	140,728	4,410	(233)	144,905
Inventory, net	19,644	992	-	20,636
Other receivables, net	10,086	-	-	10,086
Prepaids and other assets	5,601	(17)	-	5,584
Total current assets	225,778	6,772	(233)	232,317

Goodwill, net	169,825	187	-	170,012
Property and equipment, net	126,420	18,815	-	145,235
Assets held for sale	32,135	60	-	32,195
Notes receivable, net	13,884	-	-	13,884
Other assets, net	21,296	4,666	-	25,962
Investment in subsidiaries	(1,331)	-	1,331	-
Total assets	$ 588,007	$ 30,500	$ 1,098	$ 619,605

(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2001
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Accrued compensation and benefits	$ 72,698	$ 1,272	$ -	$ 73,970
Accrued self-insurance obligations	67,419	857	-	68,276
Current portion of long-term debt	55,947	83	-	56,030
Accounts payable	18,388	1,441	(233)	19,596
Income tax payables	14,016	-	-	14,016
Accrued interest	7,513	-	-	7,513
Other accrued liabilities	93,066	838	-	93,904
Total current liabilities	329,047	4,491	(233)	333,305

Long-term debt, net of current portion	6,935	5,468	-	12,403
Other long-term liabilities	22,507	723	-	23,230
Liabilities subject to compromise (see Note 2)	1,530,600	-	-	1,530,600
Total liabilities	1,889,089	10,682	(233)	1,899,538
Commitments and contingencies
Minority interest	3,146	2,028	-	5,174
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7.0% convertible junior subordinated debentures of the Company	296,101	-	-	296,101
Intercompany payables/(receivables)	(19,154)	19,121	33	-

Stockholders' equity (deficit):
Common stock of $.01 par value, authorized 155,000,000 shares, 65,225,853 shares issued and outstanding as of September 30, 2001	652	263	(263)	652
Additional paid-in capital	825,153	49,821	(49,821)	825,153
Accumulated deficit	(2,379,588)	(51,382)	51,382	(2,379,588)

Less:
Common stock held in treasury, at cost, 2,213,537shares at September 30, 2001	(27,343)	(33)	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares at September 30, 2001	(49)	-	-	(49)
Total stockholders' deficit	(1,581,175)	(1,331)	1,298	(1,581,208)
Total liabilities and stockholders' deficit	$ 588,007	$ 30,500	$ 1,098	$ 619,605

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 32,600	$ 4,989	$ -	$ 37,589
Accounts receivable, net	188,366	7,415	(419)	195,362
Inventory, net	21,726	950	-	22,676
Other receivables, net	104,808	(97,912)	-	6,896
Prepaids and other assets	4,653	40	-	4,693
Total current assets	352,153	(84,518)	(419)	267,216
Goodwill, net	187,781	224	-	188,005
Property and equipment, net	164,433	15,852	-	180,285
Assets held for sale	17,567	138,775	-	156,342
Notes receivable, net	14,554	-	-	14,554
Other assets, net	38,385	5,201	-	43,586
Investment in subsidiaries	(57,143)	-	57,143	-
Total assets	$ 717,730	$ 75,534	$ 56,724	$ 849,988

(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Accrued compensation and benefits	$ 86,259	$ 15,718	$ -	$ 101,977
Accrued self-insurance obligations	50,125	612	-	50,737
Current portion of long-term debt	67,208	18,831	-	86,039
Accounts payable	26,736	11,209	(419)	37,526
Income taxes payable	13,328	-	-	13,328
Accrued interest	7,438	350	-	7,788
Current portion of obligations under capital leases	-	248	-	248
Other accrued liabilities	118,853	12,340	-	131,193
Total current liabilities	369,947	59,308	(419)	428,836

Liabilities subject to compromise (see Note 2)	1,529,928	-	-	1,529,928
Long-term debt, net of current portion	6,797	47,414	-	54,211
Obligations under capital leases, net of current portion	-	53,553	-	53,553
Other long-term liabilities	25,953	784	-	26,737
Total liabilities	1,932,625	161,059	(419)	2,093,265

Commitments and contingencies
Minority interest	3,146	2,814	-	5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	-	-	296,101
Intercompany	31,164	(31,195)	31	-

Stockholders' equity (deficit):
Common stock of $.01 par value, authorized 155,000,000 shares, 63,937,302 shares issued and 64,911,264 outstanding as of December 31, 2000	652	2,568	(2,568)	652
Additional paid-in capital	825,147	273,696	(273,696)	825,147
Accumulated deficit	(2,331,218)	(320,893)	320,893	(2,331,218)
Accumulated other comprehensive loss	(12,483)	(12,483)	12,483	(12,483)

Less:
Common stock held in treasury, at cost, 2,212,983 shares as of December 31, 2000	(27,344)	(32)	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares as of December 31, 2000	(60)	-	-	(60)
Total stockholders' equity (deficit)	(1,545,306)	(57,144)	57,112	(1,545,338)
Total liabilities and stockholders' equity (deficit)	$ 717,730	$ 75,534	$ 56,724	$ 849,988

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Three Months Ended September 30, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 484,307	$ 11,828	$ (1,196)	$ 494,939

Costs and expenses:
Operating costs	444,815	11,094	(1,196)	454,713
Corporate general and administrative	22,233	-	-	22,233
Depreciation and amortization	7,515	17	-	7,532
Provision for losses on accounts receivable	301	93	-	394
Interest, net (contractual interest expense of $35,785 for the three months ended September 30, 2001)	1,903	(1)	-	1,902
Loss on sale of assets, net	181	-	-	181
Equity interest in losses of subsidiaries	22	-	(22)	-
Total costs and expenses	476,970	11,203	(1,218)	486,955
Management fee (income) expense	(647)	647	-	-
Income (losses) before reorganization costs, net and income taxes	7,984	(22)	22	7,984
Reorganization costs, net	18,422	-	-	18,422
Income taxes	114	-	-	114
Net losses	$ (10,552)	$ (22)	$ 22	$ (10,552)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF EARNINGS (LOSSES)

For the Three Months Ended September 30, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 530,714	$ 78,370	$ (1,362)	$ 607,722

Costs and expenses:
Operating costs	481,958	72,000	(1,362)	552,596
Corporate general and administrative	33,514	5,012	-	38,526
Depreciation and amortization	11,311	53	-	11,364
Provision for losses on accounts receivable	7,520	55	-	7,575
Loss on impairment	11	-	-	11
Interest, net (contractual interest expense of $57,018 for the three months ended September 30, 2000)	4,664	3,627	-	8,291
Loss on sale of assets, net	(1,068)	-	-	(1,068)
Equity interest in losses of subsidiaries	14,619	-	(14,619)	-
Intercompany interest expense (income)	(1,322)	1,322	-	-
Total costs and expenses	551,207	82,069	(15,981)	617,295
Management fee (income)	(231)	231	-	-
Losses before reorganization costs, net and income taxes	(20,262)	(3,930)	14,619	(9,573)
Reorganization costs, net	114,911	10,687	-	125,598
Income taxes	111	(1)	-	110
Net losses	$ (135,284)	$ (14,616)	$ 14,619	$ (135,281)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Nine Months Ended September 30, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 1,474,753	$ 60,830	$ (3,650)	$ 1,531,933

Costs and expenses:
Operating costs	1,346,648	56,883	(3,650)	1,399,881
Corporate general and administrative	78,638	1,716	-	80,354
Depreciation and amortization	23,830	45	-	23,875
Provision for losses on accounts receivable	15,507	883	-	16,390
Interest, net (contractual interest expense of $107,191 for the nine months ended September 30, 2001)	7,942	1,187	-	9,129
Loss (gain) on sale of assets, net	285	(43)	-	242
Equity interest in losses of subsidiaries	1,062	-	(1,062)	-
Total costs and expenses	1,473,912	60,671	(4,712)	1,529,871
Management fee (income) expense	(1,828)	1,828	-	-
Income (losses) before reorganization costs, net and income taxes	2,669	(1,669)	1,062	2,062
Reorganization costs, net	50,409	(637)	-	49,772
Income taxes	630	30	-	660
Net losses	$ (48,370)	$ (1,062)	$ 1,062	$ (48,370)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF LOSSES

For the Nine Months Ended September 30, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 1,620,456	$ 250,063	$ (3,851)	$ 1,866,668

Costs and expenses:
Operating costs	1,465,378	237,504	(3,851)	1,699,031
Corporate general and administrative	107,623	11,905	-	119,528
Depreciation and amortization	33,790	2,822	-	36,612
Provision for losses on accounts receivable	23,913	366	-	24,279
Loss on impairment	1,861	-	-	1,861
Interest, net (contractual interest expense of $160,683 for the nine months ended September 30, 2000)	15,041	10,552	-	25,593
Legal and regulatory costs	2,617	-	-	2,617
Gain on sale of assets	(8,397)	-	-	(8,397)
Equity interest in losses of subsidiaries	111,638	-	(111,638)	-
Intercompany interest (income) expense	(1,322)	1,322	-	-
Total costs and expenses	1,752,142	264,471	(115,489)	1,901,124
Management fee (income) expense	(1,976)	1,976	-	-
Losses before reorganization costs, net and income taxes	(129,710)	(16,384)	111,638	(34,456)
Reorganization costs, net	202,451	95,255	-	297,706
Income taxes	227	(1)	-	226
Net losses	$ (332,388)	$ (111,638)	$ 111,638	$ (332,388)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (48,370)	$ (1,062)	$ 1,062	$ (48,370)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities
Equity interest in losses of subsidiaries	1,062	-	(1,062)	-
Reorganization costs, net	50,409	(637)	-	49,772
Depreciation and amortization	23,830	45	-	23,875
Provision for losses on accounts and other receivables	15,507	883	-	16,390
Loss on impairment	-	-	-	-
Loss (gain) on sale of assets, net	285	(43)	-	242
Other, net	16,614	(17,489)	-	(875)
Changes in operating assets and liabilities:
Accounts receivable	29,746	2,349	-	32,095
Other current assets	13	(5,308)	-	(5,295)
Income taxes payable	3,278	(2,743)	-	535
Other current liabilities	(26,349)	(7,305)	-	(33,654)
Net cash provided by (used for) operating activities before reorganization costs	66,025	(31,310)	-	34,715
Net cash paid for reorganization costs	(14,577)	-	-	(14,577)
Net cash provided by (used for) operating activities	51,448	(31,310)	-	20,138
Cash flows from investing activities:
Capital expenditures, net	(22,395)	(4,061)	-	(26,456)
Proceeds from sale of assets held for sale	14,676	3,488	-	18,164
Decrease in long-term notes receivable	673	-	-	673
Decrease in other assets	1,129	11,094	-	12,223
Net cash provided by (used for) investing activities	(5,917)	10,521	-	4,604
Cash flows from financing activities:
Net (payments) borrowings under Revolving Credit Agreement (postpetition)	(11,071)	-	-	(11,071)
Long-term debt borrowings	3,119	94	-	3,213
Long-term debt repayments	-	(278)	-	(278)
Principal payments on prepetition debt authorized by Bankruptcy Court	(2,033)	-	-	(2,033)
Intercompany advances	(17,376)	17,376	-	-
Other financing activities	19	(5)	-	14
Net cash provided by (used for) financing activities	(27,342)	17,187	-	(10,155)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	17,119	(3,602)	-	13,517
Cash and cash equivalents at beginning of year	32,600	4,989	-	37,589
Cash and cash equivalents at end of period	$ 49,719	$ 1,387	$ -	$ 51,106

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12) Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (332,388)	$ (111,637)	$ 111,637	$ (332,388)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	111,637	-	(111,637)	-
Reorganization costs, net	202,453	95,253	-	297,706
Depreciation and amortization	33,790	2,822	-	36,612
Provision for losses on accounts and other receivables	23,913	366	-	24,279
Loss on impairment	1,861	-	-	1,861
Legal and regulatory costs	1,383	-	-	1,383
Gain on sale of assets, net	(8,397)	-	-	(8,397)
Other, net	1,671	(6,256)	-	(4,585)
Changes in operating assets and liabilities:
Accounts receivable	117	5,465	-	5,582
Other current assets	4,999	17,463	-	22,462
Income taxes payable	5,858	(2,712)	-	3,146
Other current liabilities	(29,071)	(12,207)	-	(41,278)
Net cash provided by (used for) operating activities before reorganization costs	17,826	(11,443)	-	6,383
Net cash paid for reorganization costs	(10,930)	-	-	(10,930)
Net cash provided by (used for) operating activities	6,896	(11,443)	-	(4,547)
Cash flows from investing activities:
Capital expenditures, net	(32,496)	(6,738)	-	(39,234)
Acquisitions, net of cash acquired	(974)	-	-	(974)
Proceeds from sale of assets held for sale	-	22,079	-	22,079
(Increase) decrease in long-term notes receivable	(884)	1,392	-	508
(Increase) decrease in other assets	(8,371)	10,235	-	1,864
Net cash provided by (used for) investing activities	(42,725)	26,968	-	(15,757)
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	52,509	-	-	52,509
Long-term debt borrowings	6,849	1,730	-	8,579
Long-term debt repayments	-	(12,871)	-	(12,871)
Principal payments on prepetition debt authorized by Bankruptcy Court	(2,951)	-	-	(2,951)
Intercompany advances	3,579	(3,579)	-	-
Other financing activities	(16)	-	-	(16)
Net cash provided by (used for) financing activities	59,970	(14,720)	-	45,250
Effect of exchange rate on cash and cash equivalents	(748)	-	-	(748)
Net increase in cash and cash equivalents	23,393	805	-	24,198
Cash and cash equivalents at beginning of year	18,532	6,515	-	25,047
Cash and cash equivalents at end of period	$ 41,925	$ 7,320	$ -	$ 49,245

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) Subsequent Events

     From October 1, 2001 through November 9, 2001, the Company divested three skilled nursing facilities with 263 licensed beds. No cash consideration was received by the Company for these facilities. The aggregate net revenues and aggregate net operating losses for the year ended December 31, 2000 for the three skilled nursing facilities were $6.4 million and $0.2 million, respectively. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

Overview

          Inpatient Services. At September 30, 2001, Sun operated 260 long-term, subacute care and assisted living facilities in the United States (consisting of 241 skilled nursing facilities, nine rehabilitation hospitals and 10 assisted living facilities) in 26 states with 29,153 licensed beds primarily through SunBridge Healthcare Corporation ("SunBridge"). The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Included in these 260 facilities are 16 facilities with 1,824 licensed beds that the Company intends to divest in 2001. The Company is reviewing its portfolio of facilities and intends to divest marginal and unprofitable facilities prior to emerging from bankruptcy.

     Rehabilitation and Respiratory Therapy Services. Sun provides rehabilitation therapy through SunDance Rehabilitation Corporation ("SunDance") and oxygen and respiratory therapy supplies and equipment through SunCare Respiratory Services, Inc. ("SunCare"). At September 30, 2001, Sun provided therapy services and supplies to 936 facilities in 41 states, 685 of which were operated by nonaffiliated parties. The Company is soliciting offers for its respiratory therapy supplies operation.

     Pharmaceutical Services. The Company provides pharmaceutical services through SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. SunScript services are provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of September 30, 2001, Sun operated 32 regional pharmacies, nine in-house long-term care pharmacies and one pharmaceutical billing and consulting center in the United States, which together provided pharmaceutical products and services to a total of 655 long-term and subacute care facilities in 23 states, 425 of which were operated by nonaffiliated parties. The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company completed the sale of substantially all of the operating assets of SunChoice. In August 2001, the Company sold all of the operating assets of Neuroflex, its orthotics manufacturing operation.

      International Operations. In February 2001, the Company sold its operations in the United Kingdom. In April 2001, the Company sold its operations in Germany. In July 2001, the Company's Australian operations were sold. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

     Other Operations. The Company is a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff derives approximately 12% of its revenues from skilled nursing facilities, 45% from schools and governmental agencies and 43% from hospitals and other providers. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. At September 30, 2001, CareerStaff had 25 division offices providing temporary therapy and nursing staffing services in major metropolitan areas and one division office specializing in placements of temporary traveling therapists in smaller cities and rural areas. The Company's temporary therapy service operations provided 695,110 temporary therapy staffing hours and 399,332 non-therapy hours to nonaffiliates for the nine months ended September 30, 2001 compared to 586,667 temporary therapy staffing hours and 354,427 non-therapy hours to nonaffiliates for the nine months ended September 30, 2000.

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

Reorganization

     Bankruptcy. On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company obtained debtor-in-possession financing and is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On November 7, 2001, the Company filed a joint plan of reorganization with the Bankruptcy Court. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     Divestitures. During the three months ended September 30, 2001, Sun divested 13 skilled nursing facilities with 978 licensed beds. The Company did not receive any cash consideration from the skilled nursing facility divestitures. The aggregate net operating losses of these skilled nursing facilities were approximately $0.1 million for 2000. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

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

     In April 2001, the Company sold its remaining international operations in Germany. A receiver for the Company's operations in Australia sold those operations during 2001 and the receiver liquidated the Company's Australian subsidiaries. The Company received approximately $4.4 million from the sale of its international operations. Due to the sale of these operations, the Company was released from approximately $41.1 million of aggregate debt, capital lease obligations, notes payable and other liabilities.

     The Company is actively reviewing its portfolio of facilities and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing throughout its bankruptcy cases. The Company is pursuing the disposition of certain non-core businesses, including the sale of its SunCare respiratory therapy supply business. No assurance can be given that these operations will be sold or that, if they are sold, the Company will not experience a material loss on the sales.

     Restructuring. The Company's restructuring began in 1998 and is continuing during its bankruptcy cases. The number of full and part-time employees of the Company worldwide has decreased from 80,700 on February 20, 1999 to 46,003 on September 30, 2000, and to 39,177 on September 30, 2001. The decrease in 1999 was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in the corporate management structure. The decreases in 2000 and through September 30, 2001 primarily resulted from the disposition of the Company's international operations, medical supplies operations and inpatient facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations

The following table sets forth certain operating data for the Company as of the dates indicated:

	September 30,		December 31,
	2001	2000	2000
Inpatient Services:
Facilities	260	320	303

Licensed beds	29,153	36,382	33,363

Rehabilitation and Respiratory Therapy Service Operations:
Nonaffiliated facilities served	685	848	652
Affiliated facilities served	251	302	290
Total	936	1,150	942

Pharmaceutical and Medical Supply Services:
Nonaffiliated facilities served	425	1,452	1,196
Affiliated facilities served	230	335	324
Total	655	1,787	1,520

International Operations:
Facilities
United Kingdom	-	147	146
Other foreign	-	22	18
Total	-	169	164

Licensed beds
United Kingdom	-	8,326	8,326
Other foreign	-	1,570	1,468
Total	-	9,896	9,794

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the amount of certain elements of total net revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Inpatient Services	$ 384,753	$ 427,756	$ 1,176,414	$ 1,299,744
Rehabilitation and Respiratory Therapy Services	42,230	48,534	132,383	159,249
Pharmaceutical and Medical Supply Services	62,640	76,554	194,784	231,171
International Operations	-	65,292	23,887	210,872
Other Operations	45,667	40,604	133,910	127,878
Corporate	(58)	111	258	866
Intersegment Eliminations	(40,293)	(51,129)	(129,703)	(163,112)

Total net revenues	$ 494,939	$ 607,722	$ 1,531,933	$ 1,866,668

     The following table sets forth the amount of net segment income (losses) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Inpatient Services	$ (3,271)	$ (8,691)	$ (7,199)	$ (25,854)
Rehabilitation and Respiratory Therapy Services	7,979	1,600	14,636	10,919
Pharmaceutical and Medical Supply Services	3,273	(2,519)	9,457	(6,713)
International Operations	-	(2,176)	(249)	(19,735)
Other Operations	1,075	(2,594)	(2,065)	(13,513)

Income (losses) before income taxes and corporate allocation of interest and management fees	9,056	(14,380)	14,580	(54,896)

Corporate	(891)	3,713	(12,276)	16,375
Intersegment Eliminations	-	37	-	146

Net segment income (losses)	$ 8,165	$ (10,630)	$ 2,304	$ (38,375)

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

     The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating costs	91.9%	90.9%
Corporate general and administrative	4.5%	6.3%
Depreciation and amortization	1.5%	1.9%
Provision for losses on accounts receivable	0.1%	1.3%
Loss on impairment	0.0%	0.0%
Interest, net	0.4%	1.4%
Loss (gain) on sale of assets, net	0.0%	(0.2)%

Total costs, expenses and gains before reorganization costs	98.4%	101.6%

Losses (gains) before reorganization costs and income taxes	1.6%	(1.6)%
Reorganization costs, net	3.7%	20.7%
Income taxes	0.0%	0.0%

Net losses	(2.1)%	(22.3)%

	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating costs	91.4%	91.0%
Corporate general and administrative	5.2%	6.4%
Depreciation and amortization	1.6%	2.0%
Provision for losses on accounts receivable	1.1%	1.3%
Loss on impairment	-	0.1%
Interest, net	0.6%	1.4%
Legal and regulatory cost	-	.1%
Loss (gain) on sale of assets, net	0.0%	(0.4)%

Total costs, expenses and gains before reorganization costs	99.9%	101.9%

Losses (gains) before reorganization costs	0.1%	(1.9)%
Reorganization costs, net	3.3%	15.9%

Net losses	(3.2)%	(17.8)%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, three months ended September 30, 2001 and the three months ended September 30, 2000, a "same store" basis is also included for comparison purposes. A same store basis is where only facilities operated for the full three months of each year are included in the comparison of the operations activity.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $43.0 million from $427.8 million for the three months ended September 30, 2000 to $384.8 million for the three months ended September 30, 2001. On a same store basis, net revenues increased approximately $14.9 million from $364.0 million for the three months ended September 30, 2000 to $378.9 million for the three months ended September 30, 2001, a 4.1% increase. This increase is primarily the result of enhanced Medicare and Medicaid rates in certain states in which the Inpatient Service facilities operate.

     Operating expenses, which include rent expense of approximately $45.4 million and $35.7 million for the three months ended September 30, 2000 and 2001, respectively, decreased approximately $34.6 million from $399.1 million for the three months ended September 30, 2000 to $364.5 million for the three months ended September 30, 2001. On a same store basis, operating expenses, which include rent expense of approximately $36.8 million and $35.6 million for the three months ended September 30, 2000 and 2001, respectively, increased 7.3% from approximately $333.5 million for the three months ended September 30, 2000 to approximately $357.7 million for the three months ended September 30, 2001. On a same store basis, operating expenses as a percentage of net revenues increased from 91.6% for the three months ended September 30, 2000 to 94.4% for the three months ended September 30, 2001. The increase was primarily due to increases in labor rates for employees coupled with an increase in the usage of contract labor due to the highly competitive labor market.

     General and administrative expenses, which include regional costs related to the supervision of operations, were approximately $9.8 million and $8.2 million for the three months ended September 30, 2000 and 2001, respectively. There were no changes for these expenses on a same store basis. On a same store basis, as a percentage of net revenues, general and administrative expenses decreased from 2.7% for the three months ended September 30, 2000 to 2.2% for the three months ended September 30, 2001.

     Depreciation and amortization decreased approximately $2.3 million from $5.3 million for the three months ended September 30, 2000 to $3.0 million for the three months ended September 30, 2001. On a same store basis, depreciation and amortization decreased 36.2% from approximately $4.7 million for the three months ended September 30, 2000 to approximately $3.0 million for the three months ended September 30, 2001. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.3% for the three months ended September 30, 2000 to 0.8% for the three months ended September 30, 2001. The decrease is primarily the result of the write-down of certain long-lived assets in 2000, which reduced the depreciable values of the long-lived assets.

     The provision for losses on accounts receivable decreased approximately $0.8 from $2.7 million for the three months ended September 30, 2000 to $1.9 million for the three months ended September 30, 2001. On a same store basis, the provision for losses on accounts receivable increased 5.9% from approximately $1.7 million for the three months ended September 30, 2000 to approximately $1.8 million for the three months ended September 30, 2001. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable remained the same for the three months ended September 30, 2000 to the three months ended September 30, 2001.

     Net interest expense decreased approximately $1.8 million from $2.4 million for the three months ended September 30, 2000 to $0.6 million for the three months ended September 30, 2001. The decrease is primarily due to the determination by management to divest certain under-performing facilities and the subsequent release from debt associated with those facilities on which interest was charged.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased 13.0% from approximately $48.5 million for the three months ended September 30, 2000 to approximately $42.2 million for the three months ended September 30, 2001. Revenues from services provided to affiliated facilities decreased 12.2% from approximately $27.1 million for the three months ended September 30, 2000 to approximately $23.8 million for the three months ended September 30, 2001. Revenues from services provided to nonaffiliated facilities decreased approximately $3.1 million, or 14.4%, from approximately $21.5 million for the three months ended September 30, 2000 to approximately $18.4 million for the three months ended September 30, 2001. These revenue decreases were due to the rehabilitation therapy service's determination to discontinue services to customers deemed to be credit risks. There were 1,150 affiliated and nonaffiliated contracts as of September 30, 2000 compared to 936 affiliated and nonaffiliated contracts as of September 30, 2001. Additionally, the Company's respiratory therapy supplies business is classified as an asset held for sale which has negatively impacted operating results.

     Operating expenses decreased 11.7% from approximately $40.1 million for the three months ended September 30, 2000 to approximately $35.4 million for the three months ended September 30, 2001. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Operating expenses as a percentage of total revenue increased from 82.7% for the three months ended September 30, 2000 to 83.9% for the three months ended September 30, 2001. This increase is attributable to the continuous shortage of healthcare labor in a highly competitive marketplace which places pressure on labor costs.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased 42.9% from $0.7 million for the three months ended September 30, 2000 to $1.0 million for the three months ended September 30, 2001. The increase is primarily the result of additional management staffing.

     Depreciation and amortization decreased 42.9% from approximately $0.7 million for the three months ended September 30, 2000 to approximately $0.4 million for the three months ended September 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.4% for the three months ended September 30, 2000 to 0.9% for the three months ended September 30, 2001. The decrease is the result of the Company's classification of its respiratory therapy business as an asset held for sale in 2000. As an asset held for sale, the respiratory therapy supplies business no longer records depreciation or amortization.

     The provision for losses on accounts receivable decreased from approximately $2.5 million for the three months ended September 30, 2000 to approximately $(3.6) million for the three months ended September 30, 2001. As a percentage of net revenues, provision for losses on accounts receivable decreased from 5.2% for the three months ended September 30, 2000 to (8.5)% for the three months ended September 30, 2001. The decrease is primarily due to a change in the estimate for the allowance for doubtful accounts at SunDance.  Cash collections related to certain accounts have been better than previously estimated.   Additionally, determinations in some cases to discontinue providing service deemed to be a credit risk have positively impacted the provision carried on accounts receivable balances.

Pharmaceutical and Medical Supply Services

     Net revenues from pharmaceutical and medical supply services decreased 18.3% from approximately $76.6 million for the three months ended September 30, 2000 to approximately $62.6 million for the three months ended September 30, 2001. Affiliated pharmacy revenues decreased 32.9% from $21.6 million for the three months ended September 30, 2000 to $14.5 million for the three months ended September 30, 2001, due to the Company's inpatient facility divestitures. In 2001, the Company's pharmaceutical revenues from nonaffiliated contracts decreased when sales personnel left the Company and certain of their customers ceased doing business with the Company. The decrease in affiliated revenues is a result of a decrease in sales to the Company's Inpatient Services segment from the Company's pharmaceutical services division and due to the discontinuation of revenue from the Company's medical services division which was sold in January 2001.

     Operating expenses decreased 20.5% from approximately $69.2 million for the three months ended September 30, 2000 to approximately $55.0 million for the three months ended September 30, 2001. Operating expenses as a percentage of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue decreased from 90.3% for the three months ended September 30, 2000 to 87.9% for the three months ended September 30, 2001. The decrease in the pharmaceutical services' operating expenses is attributable to decreases in labor, benefit and insurance costs along with a decrease in cost of goods sold based on a decrease in sales. Additionally, the sale of the Company's medical supplies operation in January 2001 further contributed to the decrease.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 30.8% from $1.3 million for the three months ended September 30, 2000 to $0.9 million for the three months ended September 30, 2001. The decrease is primarily the result of the sale in January 2001 of the Company's medical supplies operations.

     Depreciation and amortization decreased 50% from approximately $2.2 million for the three months ended September 30, 2000 to approximately $1.1 million for the three months ended September 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 2.9% for the three months ended September 30, 2000 to 1.8% for the three months ended September 30, 2001. The decrease is primarily the result of a write-down of certain long-lived assets in 2000 which reduced the depreciable values of the long-lived assets.

     Provision for losses on accounts receivable decreased 38.5% from approximately $1.3 million for the three months ended September 30, 2000 to approximately $0.8 million for the three months ended September 30, 2001. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 1.7% for the three months ended September 30, 2000 to 1.3% for the three months ended September 30, 2001. The decrease is primarily a result of the medical office supplies business sale in January 2001 and the loss of revenues associated with that division.

International Operations

     There were no revenues or expenses from international operations for the three months ended September 30, 2001 due to the divestitures of operations in Germany and Australia during 2001.

     The Company sold its remaining international operations in Germany and Australia in April 2001. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

Other Non-reportable Segments and Corporate General and Administrative Departments

     Non-reportable segments include temporary therapy staffing, home health, software development and other ancillary services. Revenues from other non-reportable segments increased 12.0% from approximately $40.7 million for the three months ended September 30, 2000 to approximately $45.6 million for the three months ended September 30, 2001. The increase resulted primarily from the Company's temporary therapy staffing division's improved results during 2001 and 2000.

     Operating expenses increased 8.9% from approximately $36.9 million for the three months ended September 30, 2000 to approximately $40.2 million for the three month periods ended September 30, 2001. The increase is primarily due to the Company's temporary therapy staffing business's increase in revenues which correspond to an increase in services resulting in an increase in labor costs and associated expenses to support these revenues.

     General and administrative costs not directly attributed to segments decreased 44.2% from approximately $21.7 million for the three months ended September 30, 2000 to approximately $12.1 million for the three months ended September 30, 2001. As a percentage of consolidated net revenues of approximately $607.7 million and $494.9 million for the three months ended September 30, 2000 and 2001, respectively, general and administrative expenses not directly attributed to segments decreased from 3.6% to 2.4%. The decrease is primarily the result of the centralization of the temporary therapy staffing services in 2000 which transferred the corporate functions of the division from various offices to the Company's headquarters. The transition streamlined shared functions and reduced overhead and administrative costs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net interest expense not directly attributed to segments decreased 40.9% from approximately $2.2 million for the three months ended September 30, 2000 to approximately $1.3 million for the three months ended September 30, 2001. As a percentage of consolidated net revenues, interest expense was approximately 0.4% for the three months ended September 30, 2000 and 0.3% for the three months ended September 30, 2001. The decrease is primarily the result of the suspension of accruals for interest payable for prepetition liabilities due to the bankruptcy filing.

Dividends on Convertible Preferred Stock

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's consolidated statement of losses for the three months ended September 30, 2001 and 2000 does not reflect the dividends as the fair value of the dividends was immaterial.

Reorganization Costs

     During the three months ended September 30, 2001, the Company recorded reorganization costs of $18.4 million as compared to $125.6 million for the three months ended September 30, 2000. The charges are recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

Other Special and Non-Recurring Charges

Other Long-Lived Assets

Loss on Sale of Assets

     During the third quarter of 2001, a net non-cash charge of approximately $10.3 million was recorded to reduce the carrying amount of certain of the Company's domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's consolidated balance sheets. The charges are recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

Gain on Sale of Assets

     During the third quarter of 2000, the Company recorded a gain of approximately $1.1 million on the sale of assets held for sale as of December 31, 1999. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net loss for the three months ended September 30, 2001 was $10.6 million compared to a net loss of $135.3 million for the three months ended September 30, 2000. The net income before considering reorganization costs, net, loss or gain on sale of assets, loss on impairment and income taxes was $8.2 million for the three months ended September 30, 2001 compared to a net loss of $10.6 million for the three months ended September 30, 2000. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the three months ended September 30, 2001 was approximately $35.8 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, nine months ended September 30, 2001 and the nine months ended September 30, 2000, a "same store" basis is utilized for comparison purposes. A same store basis is where only facilities operated for the full nine months of each year are included in the comparison of the operating activity.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $0.12 billion from $1.30 billion for the nine months ended September 30, 2000 to $1.18 billion for the nine months ended September 30, 2001. On a same store basis, net revenues increased approximately $0.04 billion from $1.08 billion for the nine months ended September 30, 2000 to $1.12 billion for the nine months ended September 30, 2001, a 3.7% increase. This increase is primarily the result of enhanced Medicaid rates partially offset by decreased Medicare rates.

     Operating expenses, which include rent expense of approximately $142.9 million and $110.4 million for the nine months ended September 30, 2000 and 2001, respectively, decreased approximately $0.10 billion from $1.21 billion for the nine months ended September 30, 2000 to $1.11 billion for the nine months ended September 30, 2001. On a same store basis, operating expenses, which include rent expense of approximately $111.6 million and $106.9 million for the nine months ended September 30, 2000 and 2001, respectively, increased 7.1% from approximately $981.5 million for the nine months ended September 30, 2000 to approximately $1,051.3 million for the nine months ended September 30, 2001. On a same store basis, operating expenses as a percentage of net revenues increased from 91.1% for the nine months ended September 30, 2000 to 93.6% for the nine months ended September 30, 2001. The increase was primarily due to increased labor costs.

     General and administrative expenses, which include regional costs related to the supervision of operations, were approximately $30.1 million and $25.7 million for the nine months ended September 30, 2000 and 2001, respectively. There were no changes for these expenses on a same store basis. On a same store basis, as a percentage of net revenues, general and administrative expenses decreased from 2.8% for the nine months ended September 30, 2000 to 2.3% for the nine months ended September 30, 2001.

     Depreciation and amortization decreased approximately $6.6 million from $16.1 million for the nine months ended September 30, 2000 to $9.5 million for the nine months ended September 30, 2001. On a same store basis, depreciation and amortization decreased 34.7% from approximately $14.4 million for the nine months ended September 30, 2000 to approximately $9.4 million for the nine months ended September 30, 2001. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.3% for the nine months ended September 30, 2000 to 0.8% for the nine months ended September 30, 2001. The decrease is primarily the result of the write-down of certain long-lived assets in 2000, which reduced the depreciable values of the long-lived assets.

     The provision for losses on accounts receivable increased approximately $0.9 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. On a same store basis, the provision for losses on accounts receivable increased 49.1% from approximately $5.5 million for the nine months ended September 30, 2000 to approximately $8.2 million for the nine months ended September 30, 2001. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.5% for the nine months ended September 30, 2000 to 0.7% for the nine months ended September 30, 2001. This increase is primarily the result of an increase in reserves relating to the aging of certain accounts receivable.

     Net interest expense decreased approximately $5.6 million from $7.6 million for the nine months ended September 30, 2000 to $2.0 million for the nine months ended September 30, 2001. On a same store basis, net interest expense decreased 70.3% from approximately $6.4 million for the nine months ended September 30, 2000 to approximately $1.9 million for the nine months ended September 30, 2001. As a percentage of net revenues, interest expense decreased from approximately 0.6% for the nine months ended September 30, 2000 to 0.2% for the nine months ended September 30, 2001. The decrease is primarily due to the suspension of interest accruals on prepetition liabilities as required by the bankruptcy filing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased 16.8% from approximately $159.2 million for the nine months ended September 30, 2000 to approximately $132.4 million for the nine months ended September 30, 2001. Revenues from services provided to affiliated facilities decreased from approximately $88.1 million for the nine months ended September 30, 2000 to approximately $75.7 million for the nine months ended September 30, 2001, a decrease of 14.1%. Revenues from services provided to nonaffiliated facilities decreased approximately $14.5 million, or 20.4%, from approximately $71.2 million for the nine months ended September 30, 2000 to approximately $56.7 million for the nine months ended September 30, 2001. Downward pressure on revenues was due to the continuing examination by the rehabilitation therapy division of the credit worthiness of its customers and determinations in some cases to discontinue providing service to certain customers deemed to be credit risks. There were 1,150 affiliated and nonaffiliated contracts as of September 30, 2000 compared to 936 affiliated and nonaffiliated contracts as of September 30, 2001.

     Operating expenses decreased 11.4% from approximately $123.3 million for the nine months ended September 30, 2000 to approximately $109.3 million for the nine months ended September 30, 2001. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services. Operating expenses as a percentage of total revenue increased from 77.4% for the nine months ended September 30, 2000 to 82.6% for the nine months ended September 30, 2001. This increase is attributable to the decline in average revenue per therapy mod while salaries and wage costs per mod decreased by a smaller percentage.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 8.6% from $3.5 million for the nine months ended September 30, 2000 to $3.2 million for the nine months ended September 30, 2001. The decrease is primarily the result of the efforts to streamline administrative costs in a highly competitive market.

     Depreciation and amortization decreased 44.0% from approximately $2.5 million for the nine months ended September 30, 2000 to approximately $1.4 million for the nine months ended September 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.6% for the nine months ended September 30, 2000 to 1.1% for the nine months ended September 30, 2001. The decrease is the result of the Company's classification of its respiratory therapy business as an asset held for sale in 2000. As an asset held for sale, the respiratory therapy supplies business no longer records depreciation or amortization.

     The provision for losses on accounts receivable decreased 93.4% from approximately $7.6 million for the nine months ended September 30, 2000 to approximately $0.5 million for the nine months ended September 30, 2001. As a percentage of net revenues, provision for losses on accounts receivable decreased slightly from 4.8% for the nine months ended September 30, 2000 to 0.4% for the nine months ended September 30, 2001.  The decrease is primarily due to a change in the estimate for the allowance for doubtful accounts related to SunDance

Pharmaceutical and Medical Supply Services

     Net revenues from pharmaceutical and medical supply services decreased 15.7% from approximately $231.2 million for the nine months ended September 30, 2000 to approximately $194.8 million for the nine months ended September 30, 2001. Affiliated pharmacy revenues decreased 28.8% from $66.9 million for the nine months ended September 30, 2000 to $47.6 million for the nine months ended September 30, 2001, due to the Company's inpatient facility divestitures. In 2001, the Company's pharmaceutical revenues from nonaffiliated contracts decreased when sales personnel left the Company and certain of their customers ceased doing business with the Company. The decrease in affiliated revenues is a result of a decrease in sales to the Company's Inpatient Services segment from the Company's pharmaceutical services division and due to the discontinuation of revenue from the Company's medical supply services business, which was sold in January 2001.

     Operating expenses decreased 17.9% from approximately $209.0 million for the nine months ended September 30, 2000 to approximately $171.6 million for the nine months ended September 30, 2001. Operating expenses as a percentage of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue decreased from 90.4% for the nine months ended September 30, 2000 to 88.1% for the nine months ended September 30, 2001.  The decrease in the pharmaceutical services' operating expenses is attributable to decreases in labor, benefit and insurance costs along with a decrease in cost of goods sold based on a decrease in sales. Additionally, the sale of the Company's medical supplies services business in January 2001 further contributed to the decrease.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased 21.1% from $3.8 million for the nine months ended September 30, 2000 to $3.0 million for the nine months ended September 30, 2001. The decrease is primarily the result of the sale in January 2001 of the Company's medical supplies services business.

     Depreciation and amortization decreased 42.9% from approximately $5.6 million for the nine months ended September 30, 2000 to approximately $3.2 million for the nine months ended September 30, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 2.4% for the nine months ended September 30, 2000 to 1.6% for the nine months ended September 30, 2001. The decrease is primarily the result of a write-down of certain long-lived assets in 2000 which reduced the depreciable values of the long-lived assets.

     Provision for losses on accounts receivable decreased 42.6% from approximately $4.7 million for the nine months ended September 30, 2000 to approximately $2.7 million for the nine months ended September 30, 2001. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 2.0% for the nine months ended September 30, 2000 to 1.4% for the nine months ended September 30, 2001. The decrease is primarily a result of the improved collection trend which allows for a decrease in the reserve.

International Operations

     Revenues from international operations decreased approximately $187.0 million, or 88.7%, from approximately $210.9 million for the nine months ended September 30, 2000 to approximately $23.9 million for the nine months ended September 30, 2001. The decrease was due to the sale of the United Kingdom operations in January 2001 and the divestitures of its operations in Germany in April 2001 and in Australia in July 2001.

     Operating expenses, which include rent expense of approximately $31.0 million and $4.6 million for the nine months ended September 30, 2000 and 2001, respectively, decreased approximately 89.2% from approximately $196.7 million for the nine months ended September 30, 2000 to approximately $21.2 million for the nine months ended September 30, 2001. As a percentage of revenues, operating expenses decreased from 93.3% for the nine months ended September 30, 2000 to 88.7% for the nine months ended September 30, 2001. The decrease is primarily attributable to the factors discussed previously.

     Depreciation and amortization was approximately $2.5 million for the nine months ended September 30, 2000. International operations were classified as an asset held for sale in the first quarter of 2000 which requires that depreciation and amortization cease on the operations.

     The Company sold its remaining international operations in Germany in April 2001 and in Australia in July 2001. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

Other Non-reportable Segments and Corporate General and Administrative Departments

     Non-reportable segments include temporary therapy staffing, home health, assisted living, software development and other ancillary services. Revenues from other non-reportable segments increased 4.3% from approximately $128.7 million for the nine months ended September 30, 2000 to approximately $134.2 million for the nine months ended September 30, 2001. The increase resulted primarily from the Company's temporary therapy staffing business improved results in 2001, positively impacted with the centralization of the administrative overhead functions to the corporate offices in late 2000.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses decreased 1.6% from approximately $120.8 million for the nine months ended September 30, 2000 to approximately $118.9 million for the nine-month periods ended September 30, 2001. Operating results were positively impacted by capitalized costs related to software development costs incurred by the Company's subsidiary, Shared Healthcare Systems, Inc. These costs are being capitalized in accordance with Statement of Financial Accounting Standards No. 86: "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 states that research and development activities are capitalizeable when technological feasibility has been established. Technological feasibility is determined when one of the following is complete: (i) the process of creating the computer software product includes a product design and detailed program design, or (ii) a product design and working model of the software product have been completed and the completeness has been confirmed by testing.

     General and administrative costs not directly attributed to segments decreased 33.3% from approximately $70.2 million for the nine months ended September 30, 2000 to approximately $46.8 million for the nine months ended September 30, 2001. As a percentage of consolidated net revenues of approximately $1.87 billion and $1.53 billion for the nine months ended September 30, 2000 and 2001, respectively, general and administrative expenses not directly attributed to segments decreased from 3.8% to 3.1%. The decrease is primarily the result of the centralization of the temporary therapy staffing services in 2000 which transferred the corporate functions of the division from various offices to the Company's headquarters. The transition streamlined shared functions and reduced overhead and administrative costs.

     Net interest expense not directly attributed to segments decreased 26.3% from approximately $8.0 million for the nine months ended September 30, 2000 to approximately $5.9 million for the nine months ended September 30, 2001. As a percentage of consolidated net revenues, interest expense was approximately 0.4% for the nine months ended September 30, 2000 and September 30, 2001. The decrease is primarily the result of the suspension of accruals for interest payable for prepetition liabilities due to the bankruptcy filing. During the nine months ended September 30, 2001, the Company did not pay or accrue approximately $107.2 million of interest expense in accordance with SOP 90-7.

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

     The Company's agreement in principle with representatives of its bank lenders and other creditors indicated that the CTIP holders will receive no recovery in connection with the Company's restructuring, which adversely impacted the fair value of the CTIPS. The Company's consolidated statement of losses for the nine months ended September 30, 2001 and 2000 excluded the dividends as the fair value of the dividends was immaterial.

Reorganization Costs

     During the nine months ended September 30, 2001, the Company recorded reorganization costs of $49.8 million as compared to $297.7 million for the nine months ended September 30, 2000. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Special and Non-Recurring Charges

Other Long-Lived Assets

Loss on Sale of Assets

     During the first quarter of 2000, a net non-cash charge of approximately $152.7 million was recorded to reduce the carrying amount of the Company's international operations, certain domestic inpatient facilities and other non-core businesses which are classified as assets held for sale in the Company's consolidated balance sheets. Additionally , a charge of $26.6 million was recorded in 2000 to reduce the carrying amount of the corporate headquarters building. The charges are recorded in reorganization costs in the Company's consolidated statements of losses. See "Note 2 - Petitions for Reorganization under Chapter 11" and "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

Gain on Sale of Assets

     During the nine months ended September 30, 2000, the Company recorded a net gain of approximately $8.4 million on the sale of assets which were held for sale as of December 31, 1999. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net loss for the nine months ended September 30, 2001 was $48.4 million compared to a net loss of $332.4 million for the nine months ended September 30, 2000. The net income before considering reorganization costs, net, impairment loss, loss(gain) on sale of assets, net, legal and regulatory costs and income taxes was $2.3 million for the nine months ended September 30, 2001 compared to a loss of $38.4 million for the nine months ended September 30, 2000. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the nine months ended September 30, 2001 was approximately $107.2 million.

Liquidity and Capital Resources

     On October 14, 1999, the Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case with the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company filed a joint plan of reorganization with the Bankruptcy Court on November 7, 2001. See "Note 2 - Petitions for Reorganization Under Chapter 11" in the Company's consolidated financial statements. The Company's exclusive period to solicit acceptances of the Plan expires on January 7, 2002.

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT Group/Business Credit, Inc. and Heller Healthcare Finance, Inc. to provide the Company with debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement, amended on September 21, 2000, April 20, 2001, and October 11, 2001, provides for maximum borrowings by the Company of $175.0 million, but not to exceed (i) up to 85.0% of the then outstanding domestic eligible accounts receivable and (ii) the lessor of $10.0 million or 50.0% of the aggregate value of eligible inventory. The DIP Financing Agreement matures on February 28, 2002.

     As of September 30, 2001, approximately $93.8 million was available to the Company under the DIP Financing Agreement, of which amount the Company had borrowed approximately $56.0 million and had issued approximately $37.5 million in letters of credit. In addition to the available funds under the DIP Financing Agreement, the Company had cash book balances at September 30, 2001 of approximately $51.1 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Under the Bankruptcy Code, actions to collect prepetition indebtedness are enjoined. In addition, the Company may reject real estate leases, unexpired lease obligations and other prepetition executory contracts under the Bankruptcy Code. The Company is analyzing and reviewing its lease portfolio and expects to terminate certain leases and/or seek rent relief for certain facilities. Parties affected by these rejections may file claims with the Bankruptcy Court. If the Company is able to successfully reorganize, substantially all liabilities as of the petition date would be treated under a plan of reorganization to be voted upon by all impaired classes of creditors and approved by the Bankruptcy Court.

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

     Due to the failure to make payments and comply with certain financial covenants and to the commencement of the Chapter 11 cases, the Company is in default on substantially all of its long-term obligations. These obligations are classified as liabilities subject to compromise at September 30, 2001 and December 31, 2000 in the Company's consolidated balance sheets. At September 30, 2001, the Company had a working capital deficit of $101.0 million and cash and cash equivalents of $51.1 million as compared to a working capital deficit of $161.6 million and cash and cash equivalents of $37.6 million at December 31, 2000.

     For the nine months ended September 30, 2001, net cash provided for operating activities was approximately $20.1 million compared to net cash used for operating activities for the nine months ended September 30, 2000 of approximately $4.6 million. The net cash provided for operating activities for the nine months ended September 30, 2001 is primarily from improved collections of accounts receivable.

     The Company incurred capital expenditures of $9.8 million, $8.4 million and $8.3 million for the three-month periods ended March 31, June 30 and September 30 of 2001, respectively, for a total of $26.5 million. Expenditures related primarily to improvements at existing facilities and routine capital expenditures. The Company had construction commitments as of September 30, 2001, under various contracts of approximately $0.8 million.

     During the three and nine month periods ended September 30, 2001, the Company recorded net reorganization costs of $18.4 million and $49.8 million, respectively. See "Note 2 - Petitions for Reorganization under Chapter 11" in the Company's consolidated financial statements.

     The Company's insurance carriers declined to renew the Company's high deductible general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies are no longer providing this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. This plan was continued in 2001. There can be no assurance that this self-funded insurance program will not have a material adverse impact on the Company's financial condition and results of operations. In the recent past, the Company's insurance companies have paid substantially more to third parties under these policies than the Company paid in insurance premiums and deductibles. The provision for such risks for the three and nine month periods ended September 30, 2001 was approximately $5.3 million and $20.5 million, respectively.

     The Company sold its remaining international operations in 2001. The Company recognized approximately $3.5 million in proceeds from the sale of the German operations in April 2001. The Company also recognized $0.9 million in proceeds from the sale of the Australian operations. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge is recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 5 - Assets Held for Sale" in the Company's consolidated financial statements.

     During the first quarter of 2000, the Company began pursuing the disposition of certain non-core businesses including its SunCare respiratory therapy business. The Company recognized a loss of approximately $6.3 million in 2000 to reduce the carrying value of its SunCare respiratory therapy business to the Company's estimate of selling value less selling costs. The charge is recorded in reorganization costs in the Company's consolidated statements of losses. No purchase agreement has been entered into and the Company cannot predict when, or if, this business will be sold.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with RCA, an operator of skilled nursing facilities and assisted living centers in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of September 30, 2001 and December 31, 2000, the Company's purchase liabilities reserve balance was approximately $8.8 million and $12.4 million, respectively.

Litigation

     The Company and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the District of Delaware (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, an additional indirect subsidiary of the Company commenced its Chapter 11 case in the Bankruptcy Court (case no. 00-00841). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See "Note 2 - Petitions for Reorganization Under Chapter 11."

     In May and August 1999, former employees of Sun's long-term care subsidiary, SunBridge, and Sun's therapy subsidiary, SunDance, filed proposed class action complaints against SunBridge and SunDance in the Western District of Washington. The Plaintiffs sought to represent certain current and former employees of SunBridge and SunDance who were allegedly not paid appropriate wages under federal and state law since May and August 1996, respectively. Plaintiffs filed claims in the Chapter 11 cases in the amount of $780.0 million in the SunDance action and $242.0 million in the SunBridge action, plus interest, costs and attorney fees. Sun disputes these claims. The Company and the claimants are currently negotiating a settlement of the lawsuits. Under the principal terms of the proposed settlement, the Company would provide a settlement fund of up to an aggregate $3 million general unsecured claim, the claimants' attorney's fees would be capped at $300,000, and the Company would pay up to $500,000 to cover the cost of notice to prospective claimants in the class and claims administration. The proposed settlement is subject to approval by the Bankruptcy Court. No assurance can be given that the parties will enter into the proposed settlement or that the Bankruptcy Court would approve any such settlement.

     In March 1999 and through April 19, 1999, several stockholders of the Company filed class action lawsuits against the Company and three individuals, who were officers of the Company at that time but who are no longer employed by the Company, in the United States District Court for the District of New Mexico. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 2000. Although the Company intends to vigorously defend the individual defendants in this matter who are indemnified by the Company, there can be no assurance that the outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

     The Department of Health & Human Services (the "HHS") and the Department of Justice (the "DOJ") periodically investigate matters that have come to their attention concerning the Company, including cost reporting matters. To expedite resolution of any outstanding investigations, the Company requested that the HHS and the DOJ inform it of any such investigations or outstanding concerns. In response, the DOJ informed the Company of the existence of a number of outstanding inquiries, some of which were prompted by the filing of qui tam lawsuits. HHS has asserted claims against the Company for overpayments in connection with Medicare reimbursement for services performed prior to the implementation of the Medicare prospective payment system and claims for violation of the False Claims Act. The Company has denied any violations and has asserted claims against HHS for underpayments in connection with services performed for Medicare beneficiaries for the same periods which HHS disputes. After months of negotiation, the Company, the HHS and the DOJ have reached a mutual understanding with respect to certain concepts for a global settlement which would resolve all the claims of the parties. The parties are continuing to negotiate the proposed global settlement, and no assurance can be given that a final global settlement will be reached. The proposed settlement would generally provide for a release of pre-petition claims of HHS and the DOJ against the Company. The proposed settlement would also provide for a release of substantially all the claims of the Company against HHS for the same period; the Company previously reserved all such claims due to the uncertainty of the Company recovering such amounts. The global settlement would require the Company to pay $1,000,000 in cash and deliver a promissory note for $10,000,000 at the time the Company emerges from bankruptcy. The Company intends to seek Bankruptcy Court approval of the global settlement. No assurance can be given that the Company and HHS will enter into the proposed global settlement or that the global settlement will be approved by the Bankruptcy Court.  The Company has not recorded an adjustment to the carrying amount of the balances due to and due from the HHS because the ultimate outcome of the proposed agreement is uncertain and the amount of any such adjustment is not presently determinable.

     Certain of the Company's subsidiaries are defendants in 12 qui tam lawsuits brought by private citizens alleging, among other things, violations of the federal False Claims Act. The Company denies any violations.   Each of these lawsuits will be settled pursuant to the global settlement with HHS, other than claims for attorney fees.

     In contemplation of a settlement with HHS, the Company entered into a corporate integrity agreement with the HHS' Office of Inspector General in July 2001. The agreement officially takes effect upon the Company's emergence from bankruptcy. Under the terms of this agreement, the Company will implement further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes. The Company is unable to determine at this time whether such a settlement or any other outcome of investigations will have a material adverse effect on the Company's financial condition or results of operations. As of September 30, 2001, the Company has a reserve of approximately $2.1 million to cover the estimated costs of professional advisory services related to this matter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1

Third Amendment to Revolving Credit Agreement dated as of October 11, 2001 among the Company and each of its subsidiaries which are borrowers under the Financing Agreement, and the lenders named therein, the CIT Group/Business Credit, Inc. as Lenders' Agent and Heller Healthcare Finance, Inc. as Collateral Agent.

(b)  Reports on Form 8-K

      Report dated November 7, 2001 and filed on November 14, 2001 reporting the filing of Sun's Joint Plan of Reorganization and of Sun's management transition.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date:            November 29, 2001

By: /s/ Wallace E. Boston, Jr.	Chief Financial Officer
Wallace E. Boston, Jr.