Form 10-K
period 2001-12-31
SUN HEALTHCARE GROUP INC
filed 2002-03-29
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-12040

SUN HEALTHCARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	85-0410612 (I.R.S. Employer Identification No.)

101 Sun Avenue NE
Albuquerque, New Mexico 87109
(505) 821-3355
(Address and telephone number of Registrant)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

     On March 18, 2002, Sun Healthcare Group, Inc. had 8,949,977 outstanding shares of Common Stock. Of those, 6,769,976 shares of Common Stock were held by nonaffiliates. As of March 28, 2002, there was no established trading market for the Common Stock.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]  No  [  ]

Documents Incorporated by Reference: None

SUN HEALTHCARE GROUP, INC.
(Debtor-in-Possession)
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

INDEX

SunBridge(R), SunDance(R), SunScript(R), SunCare(R), SunFactors(R), SunPlus(R), and CareerStaff Unlimited(R) and related names herein are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.

___________________

PART I

Item 1. Business

General

     Sun Healthcare Group, Inc. through its direct and indirect subsidiaries (collectively referred to herein as "Sun" or the "Company"), is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. The Company currently operates through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) pharmaceutical services. The following is a description of the Company's current business segments and other operations. Financial information for the business segments is set forth in "Note 21 - Segment Information" in the Company's consolidated financial statements.

     Inpatient Services. As of March 1, 2002, Sun operated 247 long-term, subacute care and assisted living facilities (consisting of 229 skilled nursing facilities, nine assisted living facilities and nine acute rehabilitation hospitals) in 25 states with 27,954 licensed beds in the United States through its wholly owned subsidiary, SunBridge Healthcare Corporation and other direct and indirect subsidiaries (collectively, "SunBridge"). The Company intends to divest 13 skilled nursing facilities with 1,764 licensed beds during 2002. The Company's long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides.

     The long-term care industry encompasses a broad range of related specialty healthcare services provided to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment but who generally cannot be efficiently and effectively cared for at home. Long-term and subacute care facilities offer skilled nursing care, routine rehabilitation therapy and other support services, primarily to elderly patients. Long-term and subacute care facilities may also provide a broad range of specialized healthcare services such as care for patients with Alzheimer's disease and subacute needs. Subacute care includes those services provided to patients with medically complex conditions who require ongoing medical and nursing supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator and oxygen care, HIV care, intravenous therapy, complex wound care, traumatic brain injury care, post-stroke care and hospice care. The facilities also provide a broad range of support services including rehabilitation therapy, dietary services, therapeutic recreational activities, social services, housekeeping and laundry services and pharmaceutical and medical supplies.

     The Company's acute rehabilitation hospitals provide a range of inpatient and outpatient services for people with traumatic brain injuries, strokes, arthritis, and other disabling conditions. The Company's assisted living facilities serve the elderly who do not need the level of nursing care provided by long-term or subacute care facilities, but who do need some assistance with the activities of daily living.

     Rehabilitation Therapy Services. Sun provides rehabilitation therapy services primarily through its wholly-owned subsidiary, SunDance Rehabilitation Corporation ("SunDance"). As of March 1, 2002, SunDance provided rehabilitation therapy services to 553 facilities in 40 states, 335 of which were operated by nonaffiliated parties. The Company provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 3,000 licensed rehabilitation therapists and assistants employed or contracted by SunDance.

     Pharmaceutical Services. The Company provides pharmaceutical services primarily through its wholly-owned subsidiary, SunScript Pharmacy Corporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, oral medication, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists. SunScript services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of March 1, 2002, SunScript operated 32 regional pharmacies, 11 in-house long-term care pharmacies and one pharmaceutical billing and consulting center, which together provided pharmaceutical products and services to a total of 651 long-term and subacute care facilities in 21 states, 436 of which were operated by nonaffiliated parties.

     Other Operations. The Company is a nationwide provider of temporary medical staffing primarily through its wholly-owned subsidiary, CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff derives approximately 46% of its revenues from schools and governmental agencies, 43% from hospitals and other providers and 11% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of March 1, 2002, CareerStaff had 25 division offices which provided temporary therapy and nursing staffing services in major metropolitan areas and one division office which specialized in the placement of temporary traveling therapists in smaller cities and rural areas.

     Through the Company's wholly-owned subsidiaries, SunAlliance Healthcare Services, Inc. ("SunAlliance") and SunPlus Home Health Services, Inc. ("SunPlus"), the Company provides mobile radiology, medical laboratory and home healthcare services in certain locations. Through its majority-owned subsidiary, Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, the Company develops certain software for use in the long-term care industry.

     General Information. Sun Healthcare Group, Inc. was incorporated in 1993. The Company's principal executive offices are located at 101 Sun Avenue, NE, Albuquerque, NM 87109, and its telephone number is (505) 821-3355. The Company maintains a web site at www.sunh.com.

Reorganization

     Emergence from Chapter 11 Bankruptcy Proceedings. On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). On February 6, 2002, the Bankruptcy Court approved the Company's joint plan of reorganization (the "Plan") and on February 28, 2002 the Company consummated the Plan. The principal provisions of the Plan are set forth below:

	Type of Claim/Security	Treatment under Plan
1.	General unsecured creditors with claims less than $50,000	To be issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of $50,000 or more	To be issued an aggregate of approximately 900,000 shares (9%) of new common stock
3.	Senior bank lenders	Issued approximately 8.9 million shares of new common stock (89%) and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	To be issued an aggregate of 200,000 shares (2%) of new common stock and warrants to purchase an additional 500,000 shares (5%)
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders

See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" and "Note 23 -Subsequent Events" in the Company's consolidated financial statements.

     New Management Team. In November 2001, Richard K. Matros was appointed as Chief Executive Officer. Also, in November 2001, the then remaining members of the Board of Directors of the Company resigned and Mr. Matros, Gregory S. Anderson, Bruce C. Vladeck, Steven L. Volla and Milton J. Walters were appointed to the Board. In February 2002, John W. Adams, Charles W. McQueary, John F. Nickoll and Sanjay H. Patel were added to the Board. Kevin W. Pendergest was appointed as the Company's Chief Financial Officer and William A. Mathies was appointed as the President of SunBridge in March 2002 and Heidi J. Fisher was appointed Senior Vice President of Human Resources in February 2002. See "Item 10 - Directors and Executive Officers of the Registrant."

     New Loan Agreements. On February 28, 2002, the Company entered into (i) a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement") and (ii) a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by the Company's accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of the Company's subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150.0 million. As of March 1, 2002, there was $39.9 million available to the Company for additional borrowing under the Loan Agreements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Term Loan Agreement is comprised of a three-year $20 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note" and together with the Term Loan, the "Term Debt"). The Term Debt is secured primarily by a first priority pledge of the stock of the Company's subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of the Company's other assets. Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. Provided that an event of default has not occurred, interest accrues on the Term Loan at the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 4.00% or (ii) 9.00%. The Company will pay interest on the Discount Note for base rate borrowings a rate of interest equal to the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) or (ii) 2.65% and for Eurodollar borrowings a rate of interest equal to the Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus 0.50%.

     Divestitures. During the years ended December 31, 2001 and 2000, Sun divested 43 and 49 skilled nursing facilities in the United States, respectively. In addition, Sun divested 20 assisted living facilities during 2000. The Company did not receive cash consideration from the skilled nursing facility divestitures during 2001 or 2000. The Company received cash consideration of approximately $1.2 million in 2000 for the 20 divested assisted living facilities. The aggregate net operating losses of the skilled nursing facilities and the assisted living facilities were approximately $7.5 million in 2001 and $5.7 million and $3.2 million in 2000, respectively. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements. During the period of January 1, 2002 through March 1, 2002, no skilled nursing facilities were divested.

     During January 2001, the Company sold substantially all of the assets of its SunChoice medical supplies operations to Medline Industries, Inc. The Company received proceeds of $16.6 million in exchange for the SunChoice assets.

     During February 2001, the Company sold its operations in the United Kingdom. Those operations included 146 long-term care facilities with 8,326 licensed beds. The Company did not receive any material cash payments in exchange for these operations, however the Company was released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon consummation of the sale. The Company's operations in Australia were liquidated in July 2001 and the Company received liquidation proceeds of approximately $0.9 million. The Company divested its long-term care and pharmacy operations in Germany in February 2001 for approximately $3.5 million. The Company sold its long-term care operations in Spain in October 2000 for approximately $7.6 million. At December 31, 2001, the Company had no operations outside of the U.S.

     In March 2002, the Company divested its respiratory therapy supplies and equipment business that was operated by its wholly-owned subsidiary, SunCare Respiratory Services, Inc. The Company received $0.9 million in cash for these assets.

     Restructuring. The Company's restructuring began in 1998. The approximate number of full and part-time employees of the Company worldwide has decreased from approximately 80,700 on February 20, 1999 to 57,100 on March 31, 2000, to 42,000 on February 28, 2001 and to 36,000 on March 1, 2002. The decrease in 1999 was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in its management structure. The decreases in 2000 and early 2001 primarily resulted from the disposition of the Company's international operations, medical supplies operations and inpatient facilities. The Company intends to continue its restructuring efforts in 2002 in its efforts to reduce overhead costs.

Reimbursement from Medicare and Medicaid

     Revenue Sources. The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long term care facilities which utilize the Company's specialty medical services. The healthcare industry is experiencing the effects of the trend toward cost containment as federal and state governments and other third party payors seek to impose lower reimbursement and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services provided by the Company.

     The sources and amounts of the Company's inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of the Company's facilities, the acuity level of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including the institutional pharmacy services of SunScript and the therapy services provided by SunDance, will vary based upon payor and payment methodologies. Changes in the case mix of the patients, as well as payor mix among private pay, Medicare, and Medicaid will significantly affect the Company's profitability.

     The following table sets forth the total revenues and percentage of revenues by payor source for the Company's U.S. operations only for the years indicated (in thousands):

	Years Ended December 31,
Sources of Revenues	2001		2000		1999

Medicaid	$940,110	45.8%	$1,025,600	46.8%	$1,041,662	46.7%
Medicare	536,113	26.1%	515,492	23.5%	446,820	20.0%
Private pay and other (1)	575,124	28.1%	652,334	29.7%	743,651	33.3%
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

     Medicare and Medicaid. The Health Insurance for Aged and Disabled Act, known as "Medicare," has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage has been extended to certain persons under age 65 qualifying as disabled and those having end-stage renal disease. Medicare includes three related health insurance programs: (i) hospital insurance ("Part A"); (ii) supplementary medical insurance ("Part B"); and (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare+Choice" or "Medicare Part C"). The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Finance Administration), a division of the Department of Health and Human Services ("HHS").

     The following table sets forth the approximate average amounts of Medicare Part A revenues per patient per day recorded by the Company's long-term care facilities for the years indicated ended December 31:

Fiscal Year	Average Medicare Part A Revenue Per Patient, Per Day (2)

2001	$376.78 (3) (4)
2000	343.04
1999	322.52 (1)
1998	448.80 (1)
1997	472.90 (1)

(1)  Includes estimated adjustments for routine cost limit ("RCL") exception revenue.
(2)  The year-to-year comparisons are not on a same-store basis due to acquisitions and divestitures.
(3)  Includes a significant rate increase during 2001 of approximately 10.0%.
(4)  Excludes approximately $52.1 million of excess reserves reversed into net patient revenues due to the Settlement Agreement.  See "Item 3 - Legal Proceedings" for a description of the Settlement Agreement.

     Medicaid is a federal-state matching program, whereby the federal government, under a needs based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by designated state agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. For skilled nursing facilities, most states pay prospectively determined rates, and have some form of acuity adjustment. In addition to facility-based services, most states cover an array of medical ancillary services, including those services provided by institutional pharmacies. Payment methodologies for these services vary based upon state law and regulations permitted under federal rules.

     The Company is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against the Company if they assert that the Company has overcharged the programs or failed to comply with program requirements. These rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to the Company. Such programs may also impose fines, criminal penalties or program exclusions. Other third party payor sources also reserve rights to conduct audits and make monetary adjustments.

     Congress has enacted three major laws since 1997 that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 (the "1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. The Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding. The following provides a brief summary of these laws and an overview of the impact of these enactments on the Company's services.

     Under the 1997 Act, participating skilled nursing facilities are reimbursed under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. The PPS system commenced with a facility's first cost reporting period beginning on or after July 1, 1998. Under PPS, nursing facilities are paid a predetermined amount per patient, per day ("per diem") based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of forty-four resource utilization groups ("RUG") using the information gathered during a minimum data set assessment. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in PPS over a three-year period, during which the rate was based on a blend of the facility's adjusted historical 1995 costs and the federally established per diem rate. As of January 1, 2002, all of the Company's facilities are subject to 100% of the federal rate.

     In November 1999, the BBRA was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the 1997 Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20.0% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, CMS withdrew proposed RUG refinement rules. These payment add-ons will continue until CMS completes certain mandated recalculations of current RUG weightings. For fiscal years 2001 and 2002, the BBRA mandated federal per diem rates for all RUG categories be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from, and in addition to, the federal per diem rate. A provision was included that provided for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years a $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

     On December 15, 2000, Congress passed BIPA, which increased the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20.0% add-on to three of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes have had a positive impact on operating results.

     A number of provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce the Company's per beneficiary per diems by approximately $36.00 (as compared to $376.78 in 2001), although the reduction could be greater than anticipated. Moreover, the Centers for Medicare and Medicaid Services ("CMS") has indicated its desire to complete refinements to the case mix classification system as part of the Fiscal 2003 rule-making. Under the law, when these refinements are implemented, the add-on's authorized by the BBRA and BIPA will expire. As a result of the combination of these factors, the Medicare skilled nursing facility sector is faced with an estimated 10.4% reduction in the average median per diems. A 10.4% decline in the Company's current average Medicare rate per patient day, would result in an estimated annual reduction in Medicare revenues of approximately $35.0 million, which would have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, President Bush's fiscal year 2003 budget proposal assumes that CMS will refine the per diem system by October 2002 in order to reduce Medicare payments to skilled nursing facilities by $5.6 billion over the next five years. Taken together with the expiration of the additional funding provisions on September 30, 2002, the Company estimates that its average Medicare payments would decrease approximately $63.00 per patient per day, although the reduction could be greater than anticipated. If the refinements sought by President Bush are implemented, the loss of an estimated $60.4 million in revenues would have a material adverse effect on the Company's financial position, results of operations and cash flows. The expiration of additional funding provisions on September 30, 2002 or the implementation of the changes sought in the 2003 budget proposal would likely cause the Company to fail to meet financial covenants contained in its Loan Agreements if the Company's overall payor mix, case mix, and customer base are not sufficiently able to offset this impact.

     The 1997 Act contains provisions that have affected amounts paid to the Company's ancillary medical operations services. Reimbursement for certain products covered under Medicare Part B is limited to 95% of the "average wholesale price." The move to PPS under the 1997 Act has made pricing a more mportant consideration in the selection of pharmacy providers. Also, Congress included provisions in the 1997 Act that would require nursing facilities to submit all claims for Medicare-covered services that their residents receive, both Medicare Part A and Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services. The BIPA, enacted in December 2000, repealed this provision, except for therapy services.

     The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the Boren Amendment federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain healthcare providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on a timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or institutional pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

     The BIPA enactment mandates a phase out of intergovernmental transfer transactions by states. In states which have artificially inflated payments to certain public facilities to increase federal matching funds, this action may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further limit payments to providers such as the Company.

     Recent data compiled by the National Conference of State Legislatures indicate that the recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Company expects continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which the Company operates. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require the Company's institutional pharmacy to charge Medicaid no more than its lowest charge to other consumers in the state.

     Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact SunScript. See "Certain Additional Business Risks."

     Federal and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but include other services provided by the Company, such as pharmacy and therapy services. The Company cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

     Related Party Rule.  For periods prior to the effective date of PPS, certain Medicare regulations applied to transactions between related parties, such as between the Company's subsidiaries that operate skilled nursing facilities and subsidiaries that provide ancillary services. These regulations are relevant to the amount of reimbursement that the Company's skilled nursing facilities are entitled to receive for certain goods and services provided by the Company's ancillary subsidiaries. An exception to the related party regulations is available provided that, among other things, a substantial part of the services of the relevant subsidiary supplier be transacted with nonaffiliated entities. When that exception applies, the skilled nursing facility may receive reimbursement for goods and services provided by the Company's ancillary subsidiaries at the rates applicable to goods and services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of this exception. In instances where this issue has been litigated by others, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

     The implementation of PPS and the corresponding fee schedules have significantly reduced the Medicare impact of the related party rule, but the related party rule continues to affect certain Medicaid cost reports for the Company's skilled nursing facilities and hospitals and will also affect Medicare cost reports for hospitals for cost reporting years ended December 31, 2001. The Company's net revenues from rehabilitation therapy services, including net revenues from temporary medical staffing services, provided to nonaffiliated facilities represented 58%, 56% and 56% of total rehabilitation services net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 84%, 67% and 55% of total respiratory therapy services net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 80%, 79% and 76% of total pharmaceutical services revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company uses certain variables such as percent of revenue derived from nonaffiliated parties and associated service charges to determine whether it has met the requirements. For cost reports filed for the year ended December 31, 1999, the Company met the appropriate thresholds to satisfy the "substantial part" requirement of the related party exception. Except for the Company's software division, the Company met the related party exception allowing for the reimbursement of their charges to the inpatient facilities division for cost reports filed for the years ended December 31, 2000 and December 31, 2001. The Company adjusted the 2000 cost reports by decreasing the charges the inpatient facilities received from the software division to the cost basis of those services, and is required to do the same for the 2001 cost reports. The Company has determined that the impact of these cost report adjustments in the Medicare revenues recorded for the years ended December 31, 2000 and December 31, 2001 is not significant. If the Company was deemed not to have satisfied these regulations, the reimbursement that the Company receives for goods and services provided to its own facilities could be significantly reduced, which could materially and adversely affect the Company's financial condition and results of operations. If, upon audit by federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, such findings are sustained, the Company could be required to refund some or all of the difference between its cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received.

Government Regulation

     Regulatory Requirements. The Company's subsidiaries that provide long-term care, rehabilitation therapy and pharmaceutical services are engaged in industries that are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to the direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified by CMS or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed by the federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents.

     Long-term care facilities must comply with certain requirements to participate in Medicare or Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, infection control, physical environment and administration. Regulations governing survey, certification and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted in 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies. A facility may have deficiencies and still be in substantial compliance with the regulations. The regulations identify alternative remedies against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil monetary penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with certain standards as a condition to participate in the Medicare and Medicaid programs may result in termination of the provider's Medicare and Medicaid provider agreements.

     Most states in which the Company operates have statutes which require that prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company first must obtain a Certificate of Need which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities.

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

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid or failing to refund overpayments or improper payments; violation of these provisions are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have previously been made under the civil provisions of the statute in certain qui tam actions that the Company has filed false claims. The Company is not aware of any pending qui tam actions against the Company. See "Note 18 - Other Events" in the Company's consolidated financial statements.

     HIPAA. In December 2000, the federal government released the final privacy rules of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) penalties for violation of an individual's privacy rights.

     These privacy regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper, oral and electronic communications regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. The Company is not required to comply with the HIPAA privacy rules until April 2003, but the Company will require substantial efforts and resources to prepare for meeting the compliance deadline and for continued compliance thereafter. No assurance can be given that the Company will meet the April 2003 deadline. See "Certain Additional Business Risks."

     HIPAA's security regulations have not yet been finalized. The proposed security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. The Company will be required to comply with the security regulations 26 months after the regulations become final.

     In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually indentifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. These regulations do not require healthcare providers to submit claims electronically, but require standard formatting for those that do. The Company currently submits some of its claims electronically to Medicare and Medicaid through its fiscal intermediary and will continue to do so. The Company will be required to comply with HIPAA transaction and code set standards by October 2003.

     Survey, Certification and Enforcement Activities Against the Company. The Company believes that its facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, the Company receives notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. The Company reviews such notices for factual correctness, and based on such reviews, either takes appropriate corrective action and/or challenges the stated basis for the allegation of noncompliance. In most cases, the Company and the reviewing agency will agree upon any measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or the perceived severity of the violations, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. Challenging and appealing notices of noncompliance can require significant legal expenses and management attention.

     The Company believes that enforcement activities at both the federal and state levels and qui tam actions brought by private parties have increased since 1997. In addition, during the Company's bankruptcy proceedings, the Company experienced a further increase in regulatory oversight from both federal and state regulatory bodies. The Company may be required to expend substantial amounts to cooperate with any investigations and proceedings or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with any of the anti-fraud provisions, including those discussed in the paragraphs above, the Company could be materially and adversely affected.

     If a nursing facility is decertified from the Medicare and Medicaid programs, its Medicare and Medicaid reimbursement is interrupted pending recertification, a process that can take at least several months. In the interim, the facility may continue to provide care to its residents without Medicare and Medicaid reimbursement, or the government may relocate Medicare and Medicaid residents to other facilities. Terminations, bans on admission and civil monetary penalties can cause material adverse financial and operational effects on individual facilities. The federal government has, in the past, decertified some of the Company's facilities from the Medicare and Medicaid programs. From time to time federal and state survey agencies have also imposed bans on admissions and civil monetary penalties against the Company's facilities on the basis of alleged regulatory deficiencies. When appropriate, the Company vigorously contests such sanctions and in some cases has sought and obtained federal court injunctions against proposed sanctions. While the Company has been successful to date in preventing some Medicare and Medicaid decertifications that it has contested, such cases require significant legal expenses and management attention. There can be no assurance that the federal government will not attempt to decertify additional facilities of the Company from the Medicare and Medicaid programs, or that the Company will contest and be successful in contesting such decertifications.

Corporate Compliance Process

     The Company entered into a Corporate Integrity Agreement ("CIA") with the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") effective February 28, 2002 to promote the Company's compliance with the requirements of Medicare, Medicaid, and all other federal healthcare programs. The CIA is patterned after OIG compliance guidance but sets specific requirements intended to demonstrate adherence to the compliance program elements. Under the CIA, the Company is implementing comprehensive internal quality improvement programs and a system of internal financial controls in the Company's nursing homes, hospitals, and ancillary entities. Furthermore, it requires external oversight and reporting requirements to validate compliance.

     The Company's compliance program, referred to as the "Compliance Process," was initiated in 1996. It has evolved as the requirements of federal and private healthcare programs have changed. Significant refinements were initiated in 2001 to parallel requirements of the OIG compliance guidelines and the CIA. There are seven principle elements to the Compliance Process.

Written Policies, Procedures and Standards of Conduct

     The Company's subsidiaries that provide patient care and products have extensive policies and procedures ("P&Ps") which are modeled after applicable laws, regulations, government manuals and industry practices and customs. The P&Ps govern the clinical and operational aspects of each regulated subsidiary. For instance, the Company's P&Ps require that a reasonable and prudent background investigation be completed on every new employee. To emphasize adherence to its P&Ps, the Company publishes and distributes a Code of Conduct and each subsidiary publishes and distributes an employee handbook.

Designated Compliance Officer and Compliance Committee

     In August 2000, the Company appointed a Corporate Compliance Officer. The responsibilities of the Corporate Compliance Officer include, among other things: (i) overseeing the Compliance Process; (ii) ensuring compliance with the CIA and functioning as the liaison with the external monitors and federal government on matters related to the Compliance Process and CIA; (iii) reporting to the Board of Directors and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive education and training program which focuses on the elements of the Compliance Process.

     The Company also maintains a Corporate Compliance Committee which includes the Chief Executive Officer, Chief Financial Officer, General Counsel, the Senior Vice President of Ancillary Services, Senior Vice President of Human Resources, President of SunBridge and the Corporate Compliance Officer. This Committee meets regularly to discuss compliance-related issues. Compliance matters are also reported to the Compliance Committee of the Board of Directors on a quarterly basis.

Effective Training and Education

     The Company continues to develop and implement regular training and education programs for all employees. Training programs include the Compliance Process, the CIA, Code of Conduct, applicable provisions of the Medicare and Medicaid laws, including fraud and abuse laws and reimbursement P&Ps that reflect current legal and program standards.

Effective Lines of Communication

     During employee training, employees are encouraged to report issues of concern without fear of retaliation using a Four Step Reporting Process, which includes the toll-free "Sun Quality Line." The Four Step Reporting Process encourages employees to discuss clinical, ethical, or financial concerns with supervisors and local management since these individuals will be most familiar with the laws, regulations, and policies that impact their concern. The telephone number for the Sun Quality Line is posted prominently in places that are accessible to employees in all of the Company's facilities. Internal independent reviews of the Sun Quality Line ensure that proper follow-up is conducted.

Internal Monitoring and Auditing

     The Company employs a number of licensed professionals who monitor compliance with P&Ps, including registered nurses, dietitians and program analysts for the skilled nursing facility operations. For the Company's hospitals, each hospital employs a Quality Improvement Nurse who is responsible for monitoring the Company's clinical standards. The Company's rehabilitation therapy operations employ Compliance Directors, each of whom is a licensed therapist. Vice Presidents of Compliance are responsible for all compliance activity within the Company's pharmacy operations and home health, home pharmacy, and laboratory and radiology services operations.

Enforcement of Standards Through Well-Publicized Disciplinary Guidelines

     The Company's P&Ps, the Code of Conduct and the Employee Handbook as well as all associated training materials clearly indicate that violators of the Company's policies and procedures will be subjected to discipline. Sanctions include oral warnings, to suspensions, and termination of employment.

Responses to Detected Offenses and Development of Corrective Actions

     Correction of detected misconduct or a violation of a Company policy is the responsibility of every manager. As appropriate, a manager is expected to develop and implement corrective action plans and monitor whether such actions are likely to keep a similar violation from occurring in the future.

Competition

     The long-term care industry is highly competitive. The nature of competition varies by location. The Company's facilities generally operate in communities that are also served by similar facilities operated by others. Some competing facilities are located in buildings that are newer than those operated by the Company and provide services not offered by the Company, and some are operated by entities having greater financial and other resources and longer operating histories than the Company. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. Some hospitals that either currently provide long-term and subacute care services or are converting their under-utilized facilities into long-term and subacute care facilities are also a potential source of competition to the Company. The Company competes with other facilities based on key competitive factors such as its reputation for the quality and comprehensiveness of care provided; the commitment and expertise of its staff; the innovativeness of its treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of its facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources.

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

Employees

     As of March 1, 2002, the Company had approximately 36,000 full-time and part-time employees. Of this total, there were approximately 28,000 employees in the Company's long-term and subacute care facilities, 3,000 employees in the rehabilitation therapy services, 1,000 employees in the pharmaceutical services operations, 1,000 employees in the temporary staffing business, 150 employees in the respiratory therapy business, 850 employees at the corporate and regional offices and 2,000 employees in other health care services.

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

Certain Additional Business Risks

     Information provided in this Form 10-K by the Company contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein:

     The Company's borrowing capacity under its Loan Agreements may be insufficient to fund the Company's operations until it achieves positive cash flows or obtains additional financing. The Company's Revolving Loan Agreement provides for maximum borrowings by the Company of up to $150.0 million, but not to exceed a defined borrowing base, which was $111.0 million on March 1, 2002. The Company's Term Loan Agreement provides for maximum borrowings of $40.0 million. As of March 1, 2002, the Company had borrowed approximately $66.8 million and had issued approximately $44.3 million in letters of credit under the Loan Agreements, leaving approximately $39.9 million available to the Company for additional borrowing. The Company had cash flows provided by (used for) operating activities of $24.4 million, $(1.7) million and $7.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Until the Company is able to consistently generate substantial positive cash flow from operations or obtain additional financing, the Company will be required to rely on its available borrowing capacity to fund its ongoing operations. There can be no assurance that the amount available to the Company under the Loan Agreements will be sufficient for these purposes. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The financial covenants in the Loan Agreements will be difficult to achieve and if not achieved could result in a lack of funding. The Company must achieve significant improvements in its results of operations in order to comply with the financial covenants contained in the Loan Agreements. If the Company's results of operations do not significantly improve, the Company would likely be in default under the Loan Agreements. If the Company fails to comply with the covenants in its Loan Agreements and is unable to obtain a waiver of any such covenant violation, then the Company would lose its ability to borrow under the Loan Agreements for its working capital needs and could lose access to a substantial portion of its operating cash until such time as the outstanding debt under the Loan Agreements is repaid. In such event, the Company would be unable to fund its ongoing operations without obtaining additional financing. Furthermore, upon a payment default of the Revolving Loan Agreement, the Term Loan Agreement lenders have the right to purchase the portion of the Revolving Loan Agreement debt relating to the Company's pharmacy operations and then sell these operations in a foreclosure sale. There can be no assurance that the Company will meet required financial and operating covenants under the Loan Agreements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company's Medicare reimbursements may materially and adversely decline after September 30, 2002. A number of provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce the Company's per beneficiary per diems by approximately $36.00 (as compared to $376.78 in 2001), although the reduction could be greater than anticipated. Moreover, the Centers for Medicare and Medicaid Services ("CMS") has indicated its desire to complete refinements to the case mix classification system as part of the Fiscal 2003 rule-making. Under the law, when these refinements are implemented, the add-on's authorized by the BBRA and BIPA will expire. As a result of the combination of these factors, the Medicare skilled nursing facility sector is faced with an estimated 10.4% reduction in the average median per diems. A 10.4% decline in the Company's current average Medicare rate per patient day would result in an estimated annual reduction in Medicare revenues of approximately $35.0 million, which would have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, President Bush's fiscal year 2003 budget proposal assumes that CMS will refine the per diem system by October 2002 in order to reduce Medicare payments to skilled nursing facilities by $5.6 billion over the next five years. Taken together with the expiration of the additional funding provisions on September 30, 2002, the Company estimates that its average Medicare payments would decrease approximately $63.00 per patient per day, although the reduction could be greater than anticipated. If the refinements sought by President Bush are implemented, the loss of an estimated $60.4 million in revenues would have a material adverse effect on the Company's financial position, results of operations and cash flows. The expiration of additional funding provisions on September 30, 2002 or the implementation of the changes sought in the 2003 budget proposal would likely cause the Company to fail to meet financial covenants contained in its Loan Agreements if the Company's overall payor mix, case mix, and customer base are not sufficiently able to offset this impact.

     The Company is continuously subject to federal and state regulatory scrutiny. The Company's subsidiaries are engaged in healthcare industries which are extensively regulated. As such, in the ordinary course of business, the operations of these subsidiaries are continuously subject to state and federal regulatory scrutiny, including inquiries, investigations, examinations, audits, site visits and surveys. If any of the Company's subsidiaries are ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the subsidiary or individuals from participation in their program. The Department of Health and Human Services - Office of Inspector General and the Department of Justice periodically investigate matters that have come to their attention concerning the Company. The existence of regulatory investigations has previously hindered or prevented the Company from pursuing certain business opportunities. There can be no assurance that the outcome of any pending or future proceedings or investigations will not have a material adverse effect on the results of operations and financial condition of the Company. See "Note 18 - Other Events" in the Company's consolidated financial statements.

     The Company is subject to numerous lawsuits. In recent years, there has been a dramatic increase in the number and size of lawsuits filed against nursing home operators alleging negligence resulting in injury or death to residents of the homes. The Company currently has numerous patient care lawsuits pending against it, as well as other types of lawsuits. As a result, general and professional liability costs have increased and are expected to continue to increase. There can be no assurance that the outcome of any patient care lawsuits individually or in the aggregate will not have a material adverse effect on the Company's results of operations or financial condition.

     The Company's general and professional liability risk is generally self-funded. The Company's insurance carriers declined to renew the Company's general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies no longer provide this type of coverage to long-term care providers. Beginning in January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. If the Company's self-funded insurance reserves are insufficient to fund any future judgments or settlements resulting from litigation against the Company, such deficiency could have a material adverse impact on the Company's financial condition and results of operations. In addition, in certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is prohibited by state law. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is prohibited by law. See "Note 10 - Commitments and Contingencies" in the Company's consolidated financial statements.

     The Company could be required to return inpatient facility revenues as a result of retroactive adjustments. The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Under cost-based reimbursement plans, payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of Medicaid balances are settled two to three years following the provision of services although the Company has from time to time experienced delays in receiving final settlement and reimbursement. There can be no assurance that the Company will not be required to negatively adjust prior earnings as a result of future settlements with payors.

     The inability to collect accounts receivable has in the past, and may in the future, have a material adverse effect on the Company. The Company's bad debt expense for the years ended December 31, 2001, 2000 and 1999 was $26.0 million, $33.5 million and $123.2 million, respectively. The Company's allowance for doubtful accounts at December 31, 2001 was $73.8 million. The Company believes that the implementation of PPS for certain customers of the Company's ancillary services operations negatively affected their cash flows and in many instances caused them to file for bankruptcy. If certain Medicare Part A enactments expire on September 30, 2002 (see above), or other healthcare reform proposals are adopted which decrease Medicare or Medicaid payments to skilled nursing facilities, then the Company's ancillary services operations would experience a significant increase in bad debts. The Company's financial condition and results of operation could be materially adversely affected by the inability to collect its accounts receivable.

     The Company may not be in compliance with the HIPAA privacy rules by April 2003. The HIPAA privacy regulations seek to limit the use and disclosure of most paper, oral and electronic communications regarding an individual's past, present or future physical or mental health or condition, if the individual can be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. There can be no assurance that the Company's business will not be materially adversely affected if it is unable to meet the compliance deadline of April 2003. See "Government Regulation."

     The Company has limited operational flexibility because it leases substantially all of its inpatient facilities. The Company leases 235 of the 247 inpatient facilities that it operates. These leases generally limit or restrict the Company's ability to assign the lease to another party. The Company's failure to comply with the terms of the leases could result in an event of default and subject the Company to material damages. Given these restrictions, the Company may be forced to continue operating non-profitable facilities to avoid defaults under the leases.

     If the Company fails to comply with its Corporate Integrity Agreement, it could be subject to severe sanctions. Under the Corporate Integrity Agreement, the Company must have a comprehensive internal quality improvement program and a system of internal financial controls in its nursing facilities, hospitals and regional and corporate offices. A breach of the Corporate Integrity Agreement could subject the Company to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Corporate Compliance Process."

     Changes in pharmacy legislation and payment formulas could adversely impact the Company's pharmacy operations. Most states reimburse pharmacies for drug prescriptions using an average wholesale price ("AWP") less a percentage discount. The OIG has estimated that the pharmacies' actual acquisition costs for generic drugs averaged 65.9% below AWP. The OIG and CMS are working to develop a prescription drug reimbursement method that they believe is more accurate than using AWPs. Likewise, a number of states have either implemented or proposed cost containment initiatives. Changes in payment formulas and delivery requirements could materially adversely impact the SunScript pharmacy operations.

     Efforts of third party payors to control cost may adversely affect the Company's revenues and operating margins. The Company receives approximately 28% of its revenues from private insurance, long-term care facilities which utilize the Company's specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

     Further consolidation of managed care organizations and other third party payors may adversely affect the Company's operating results. Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population is increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate the Company as a preferred provider and/or engage its competitors as a preferred or exclusive provider, this source of revenues would be lost. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

     Future healthcare reform could adversely affect the Company's business. In recent years, a number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are further changes in reimbursement by federal and state payors such as Medicare and Medicaid and health insurance reforms. It is not clear at this time when or whether any new proposals will be adopted, or if adopted, what effect, if any, such proposals would have on Sun's business.

     Changes in revenue sources could adversely affect the Company's business. Changes in the mix of patients among the Medicaid, Medicare Part A and private pay categories, and among different types of private pay sources, could significantly affect the revenues and results of operations. The Company's current payor or revenue mix could change. The Company's percentage of revenues attributable to private pay residents has decreased from 33.3% in 1999 to 28.1% in 2001. In addition, the Company cannot be certain that the facilities operated by Sun, or the provision of services and products by Sun, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in Sun's reimbursement under Medicare or Medicaid could reduce the Company's revenues and adversely affect its results of operations.

     The Company expects that it will continue to experience a shortage of qualified personnel to staff its facilities and increasing labor costs. The Company and other providers in the long-term care industry have had and continue to have difficulties in retaining qualified personnel to staff its long-term care facilities, particularly nurses, and as a result the Company often uses temporary employment agencies to provide additional personnel. The labor costs are higher for temporary employees than for full-time employees. In addition, many states have increased minimum staffing standards and CMS is also studying whether minimum staffing standards should be imposed on skilled nursing facilities. As minimum staffing standards are increased, the Company may be required to retain additional staffing. In addition, in recent years Sun has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in its long-term and subacute care facilities. Sun may not be able to continue to hire and retain a sufficient number of qualified personnel to operate its inpatient facilities.

     The Company's success is substantially dependent on the leadership and performance of its new management team. The Company's Chief Executive Officer, Chief Financial Officer, President of SunBridge Healthcare Corporation, Senior Vice President of Human Resources and its entire Board of

Directors have all joined the Company since November 2001. As such, there will be a period of transition in which the new management team implements new business strategies, policies and practices.

In addition, there can be no assurance that the Company will be able to retain its executive officers and key employees. The loss of the services of any of the Company's executive officers or key employees could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 10 - Directors and Executive Officers of the Registrant."

     A substantial portion of the Company's outstanding common stock is held by a small group of shareholders, and these shareholders could reject mergers or other business combinations that other shareholders may believe are desirable. As a group, the four largest holders of Sun common stock will beneficially hold approximately 35% of the stock upon the completion of the stock distributions required under the Plan of Reorganization. If these shareholders were to act together, they would be able to significantly influence all matters that the shareholders vote upon, including the election of directors or the rejection of a merger or other business combinations that other shareholders may believe are desirable. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

Item 2.  Properties

     Inpatient Facilities. The Company operated an aggregate of 247 long-term care, subacute care and assisted living facilities in the U.S. as of March 1, 2002, 235 of which were subject to long-term operating leases or subleases and 12 of which were owned. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used. The Company's facilities that are leased are subject to long-term operating leases or subleases which require the Company, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. Substantially all of the Company's leasehold interests serve as collateral for its obligations under its Credit Agreements.

     The Company calculated its aggregate occupancy percentages for all of its long-term care, subacute care and assisted living facilities on a same store basis as 89%, 90% and 91% in the U.S. for the years ended December 31, 2001, 2000 and 1999, respectively. However, the Company believes that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level for each of the patients in such facilities. The Company computes occupancy percentages by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated.

     The following table sets forth certain information concerning the long-term care, subacute care and assisted living facilities leased or owned by the Company in the United States as of March 1, 2002. Included in the table are 247 facilities (229 skilled nursing facilities, nine assisted living facilities and nine hospitals) that are included in the inpatient services segment. Also, included in the table are 13 facilities with 1,764 licensed beds that the Company intends to divest during 2002.

State	Number of Licensed Beds (1)	Number of Facilities Leased Owned Total

California	7,518	75	2	77
Massachusetts	4,255	30	2	32
Georgia	1,764	13	3	16
Connecticut	1,530	9	1	10
Tennessee	1,359	11	1	12
Washington	1,320	14	-	14
Texas	1,126	8	-	8
North Carolina	1,031	8	-	8
New Hampshire	1,010	9	-	9
Arizona	1,006	6	-	6
Alabama	783	7	-	7
West Virginia	739	7	-	7
Idaho	706	6	1	7
Florida	590	5	-	5
New Jersey	580	4	-	4
Ohio	575	4	1	5
Illinois	470	4	-	4
Maryland	343	2	-	2
Colorado	341	2	1	3
New Mexico	286	4	-	4
Kentucky	137	2	-	2
Oklahoma	135	2	-	2
Louisiana	131	1	-	1
Virginia	120	1	-	1
Indiana	99	1	-	1
Total	27,954	235	12	247
	=============	=========	=========	========

(1)  "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

     Rehabilitation Services. As of March 1, 2002, the Company leased office space in 22 locations in 16 states to operate its rehabilitation therapy business.

     Pharmaceutical Services. As of March 1, 2002, the Company operated 32 regional pharmacies, 11 in-house long-term care pharmacies and one pharmaceutical billing and consulting center, which together provided pharmaceutical products and services in 21 states. All of these locations were leased.

     Other Operations. As of March 1, 2002, the Company leased approximately 64 locations in 22 states to operate its other businesses, including temporary medical staffing (CareerStaff), home health care (SunPlus) and mobile radiology and medical laboratory (SunAlliance). The Company owns its corporate headquarters buildings in Albuquerque, New Mexico. In January 2002, the Company entered into an agreement to sell two of its headquarters buildings.  The sale is expected to be completed in April 2002, although no assurance can be given that the sale will be completed.

Item 3. Legal Proceedings

     In May and August 1999, former employees of two of the Company's subsidiaries, SunBridge Healthcare Corporation and SunDance Rehabilitation Corporation, filed proposed class action complaints in the Western District of Washington. The plaintiffs sought to represent certain current and former employees of SunBridge and SunDance who were allegedly not paid appropriate wages under federal and state law since May and August 1996, respectively. Plaintiffs filed claims in the chapter 11 cases in the amount of approximately $780.0 million in the SunDance action and $242.0 million in the SunBridge action. Although the Company disputed these claims, the parties executed a stipulation of settlement which was signed by the judge presiding over the chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. The settlement provides a general unsecured claim in the chapter 11 cases of up to an aggregate $3.0 million for the claimants, the payment of claimants' attorney's fees up to $300,000, and the payment of up to $500,000 to cover the cost of notice to prospective claimants in the class and claims administration. The settlement terms remain subject to court approval.

     In March and April 1999, class action lawsuits were filed against the Company and three individuals who were at that time officers of the Company in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. On January 31, 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. On February 14, 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint. The Company intends to vigorously defend the individual defendants in this matter, who are indemnified by the Company and covered by the Company's insurance.

      The United States Department of Health & Human Services ("HHS") and the United States Department of Justice ("DOJ") periodically investigate matters that come to their attention concerning the Company, including cost reporting matters. Several years ago, to expedite resolution of any outstanding investigations, the Company requested that HHS and DOJ inform it of any such investigations or outstanding concerns. In response, DOJ informed the Company of the existence of a number of outstanding inquiries, several of which were prompted by the filing of eleven qui tam lawsuits by private individuals ("Relators") pursuant to the False Claims Act. HHS had also asserted claims against the Company for overpayments in connection with Medicare reimbursement for services performed prior to the implementation of the Medicare prospective payment system, and HHS and DOJ also asserted claims for violations of the False Claims Act. The Company denied any violations and asserted claims against HHS for underpayments in connection with services performed for Medicare beneficiaries for the same periods which HHS disputes.

     In February 2002, the Company, HHS, CMS, DOJ, the Tricare Management Activity Support Office ("TMA"), and the Relators in eight of the qui tam cases signed a comprehensive settlement agreement which resolved all the claims of the parties. The Bankruptcy Court has approved the settlement. The settlement agreement provided for, among other things, a release of pre-petition claims of HHS, DOJ, TMA and the Relators against the Company. The settlement agreement also provided for a release of substantially all the claims of the Company against HHS for the same period; the Company previously reserved all such claims due to the uncertainty of the Company recovering such amounts. The settlement agreement required the Company to pay $1,000,000 in cash and deliver a promissory note for $10,000,000. The Relators in the remaining three qui tam cases previously separately entered into settlement agreements with the Company resolving all of their claims against the Company.

     In contemplation of a settlement with HHS, the Company entered into a corporate integrity agreement with the HHS' Office of Inspector General in July 2001. The agreement officially took effect upon the Company's emergence from bankruptcy. Under the terms of this agreement, the Company implemented further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company began issuing new common stock on February 28, 2002 as part of its Plan of Reorganization. The new common stock has CUSIP number 866933 40 1. The Company's old common stock which was issued and outstanding as of February 28, 2002 was cancelled as part of the Plan of Reorganization. The old common stock had CUSIP number 866933 10 4. See "Item 1. - Business - Reorganization."

     The Company's new common stock has been given the symbol "SUHGV.OB" on the Over-the-Counter ("OTC") Bulletin Board.  However, as of March 28, 2002, there was no established trading market for the Company's common stock.

     There were approximately 50 holders of record of the Company's common stock as of March 18, 2002. The number of record holders and the number of shares outstanding will increase as the Company continues issuing its new common stock pursuant to the Plan of Reorganization. The Company has never paid nor declared any dividends on its common stock. The Company's Credit Agreements restrict the Company's ability to pay dividends.

Item 6. Selected Financial Data

     The following selected consolidated financial data for the years indicated have been derived from the Company's consolidated financial statements. The financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto (in thousands, except per share data):

Years Ended December 31,

	2001(1)	2000(2)	1999(3)	1998(4)	1997(5)

Total net revenues	$ 2,075,234	$ 2,458,928	$ 2,529,039	$ 3,088,460	$ 2,010,820
(Losses) income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(69,116)	(545,455)	(1,076,481)	(689,842)	95,882
(Losses) income before extraordinary loss and cumulative effect of change in accounting principle	(69,437)	(545,711)	(1,076,642)	(743,419)	54,729
Extraordinary loss	-	-	-	(10,274)	(19,928)
Cumulative effect of change in accounting principle	-	-	(12,816)	-	-
Net (losses) income	$ (69,437)	$ (545,711)	$ (1,089,458)	$ (753,693)	$ 34,801
	========	========	========	========	========
Net (losses) income per common and common equivalent share:
Net (losses) income before Extraordinary loss and cumulative effect of change in accounting principle:
Basic	$ (1.14)	$ (9.04)	$ (18.40)	$ (14.29)	$ 1.18
	========	========	=========	========	========
Diluted	$ (1.14)	$ (9.04)	$ (18.40)	$ (14.29)	$ 1.06
	========	========	=========	========	========
Net (losses) income:
Basic	$ (1.14)	$ (9.04)	$ (18.62)	$ (14.49)	$ 0.75
	========	========	=========	========	========
Diluted	$ (1.14)	$ (9.04)	$ (18.62)	$ (14.49)	$ 0.67
	========	========	=========	========	========
Weighted Average number of common and common equivalent shares:
Basic	61,096	60,347	58,504	52,008	46,329
	========	========	=========	========	========
Diluted	61,096	60,347	58,504	52,008	51,851
	========	========	=========	========	========
Working Capital (Deficit)	$ (13,259)	$ (138,901)	$ (17,282)	$ (539,636)	$ 307,025
	========	========	=========	========	========
Total Assets	$ 649,804	$ 849,988	$ 1,438,488	$ 2,468,038	$ 2,579,236
	========	========	=========	========	========
Liabilities subject to compromise	$ 1,549,139	$ 1,529,928	$ 1,558,518	$ -	$ -
	========	========	=========	========	========
Long-term debt	$ 97,184	$ 157,227	$ 145,541	$ 1,518,274	$ 1,545,678
	========	========	=========	========	========
Stockholders' (deficit) equity	$ (1,602,290)	$ (1,545,338)	$ (1,023,000)	$ 33,759	$ 617,053
	========	========	=========	========	========
(1)

Results for the year ended December 31, 2001 exclude approximately $52.1 million of excess reserves reversed into net patient revenues due to the Settlement Agreement and include a non-cash charge of $18.8 million representing a reduction in the Company's estimate of goodwill and other long-lived assets impairment (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a net non-cash gain on sale of assets of $0.8 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements) and a $42.9 million charge for reorganization items due to the Company's chapter 11 filings (see "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements).

(2)

Results for the year ended December 31, 2000 include a non-cash charge of $191.3 million representing a reduction in the Company's estimate of goodwill and other long-lived assets impairment (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a net non-cash gain on sale of assets of $21.4 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a $1.1 million non-cash recovery of previously recorded cost for corporate and financial restructuring (see "Note 4 - Restructuring Costs" in the Company's consolidated financial statements), a $2.5 million charge for legal and regulatory charges due to the Company's chapter 11 filings (see "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements) and a $335.9 million charge for reorganization items due to the Company's chapter 11 filings (see "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements).

(3)

Results for the year ended December 31, 1999 include a non-cash charge of $457.4 million representing a reduction in the Company's estimate of goodwill and other long-lived asset impairment (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a net non-cash charge of $78.7 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a $27.4 million charge for corporate and financial restructuring (see "Note 4 - Restructuring Costs" in the Company's consolidated financial statements), a $2.5 million loss on the termination of the interest rate swaps (see "Note 9 - Long-Term Debt" in the Company's consolidated financial statements) and a $48.1 million charge for reorganization items due to the Company's chapter 11 filings (see "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements).

(4)

Results for the year ended December 31, 1998 include a non-cash charge of $397.5 million representing a reduction in the Company's estimate of goodwill and other asset impairment (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a non-cash charge of $206.2 million due to the termination of certain facility lease agreements, the sale of certain other facilities and to reduce the carrying amount of certain assets that the Company had determined are not integral to its core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements), a $22.5 million charge for legal and regulatory matters, a $4.6 million charge for restructuring costs in order to more closely align the Company's inpatient, rehabilitation and respiratory therapy, and pharmaceutical and medical supplies segments (see "Note 4 - Restructuring Costs" in the Company's consolidated financial statements), and an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million, to permanently pay-down $300 million of the term loan portion of the Company's senior credit facility in addition to the $3.7 million to retire $5.0 million of the Contour Medical, Inc. convertible debentures purchased by the Company.

(5)

Results for the year ended December 31, 1997 include a charge of $7.0 million recognized by the Company in order to reduce the carrying value of its Canadian operations to fair value based on revised estimates of selling value and of costs to sell. In addition, in 1997, the Company recorded an extraordinary charge of $19.9 million, net of the related tax benefit, in connection with the Company's purchase of Regency's 12.25% Junior Subordinated Notes due 2003 and of Regency Health Services, Inc.'s 9.875% Senior Subordinated Notes due 2002 and an extraordinary charge of $2.1 million, net of the related tax benefit, related to the refinancing of the Company's senior credit facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. The Company operates through three principal business segments: inpatient services, rehabilitation therapy services and pharmaceutical services.

     Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing assistants. As of December 31, 2001, the Company operated 247 inpatient facilities with 27,954 licensed beds compared to 303 facilities with 33,363 licensed beds as of December 31, 2000. Included in the December 31, 2001 amounts are seven skilled nursing facilities with 1,021 licensed beds that the Company intends to divest through foreclosure sales, lease terminations through mutual agreements with the lessors or by transferring operations to successor operators. As of March 1, 2002, the Company has identified a total of 13 skilled nursing facilities with 1,764 licensed beds for disposal. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the accompanying consolidated financial statements.

     Rehabilitation Therapy Services: This segment provides, among other things, physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. As of December 31, 2001, the Company's rehabilitation therapy services segment provided services to 859 facilities in 42 states, of which 622 were operated by nonaffiliated parties compared to 942 facilities in 41 states as of December 31, 2000, of which 652 were operated by nonaffiliated parties.

     Pharmaceutical Services: This segment provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. The pharmaceutical subsidiary provided pharmaceutical products and services to 654 long-term and subacute care facilities, including 439 nonaffiliated facilities, as of December 31, 2001. As of December 31, 2000, pharmaceutical products and services were provided to approximately 1,506 facilities, including 1,217 nonaffiliated facilities.

     Other Operations: From 1999 through 2001, the Company's other operations included temporary medical staffing services, home health, software development and other ancillary services.

     Divested Operations: The Company divested its respiratory therapy operations in March 2002. These operations were previously included with the rehabilitation therapy services segment.

     The Company divested its medical supplies operations in January 2001. These operations were previously included within the pharmaceutical services segment.

     In February 2001, the Company sold its operations in the United Kingdom. In April 2001, the Company sold its operations in Germany. In July 2001, the Company's Australian operations were sold. Prior to the divestitures of its international operations, the Company reported them as a fourth business segment. See "Item 1 - Business - Reorganization" and "Note 7 - Impairment of Long-lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

     The Company divested its hospice operations in the fourth quarter of 1999 and most of its assisted living operations in the fourth quarter of 1999 and the first half of 2000. These operations were previously reported under "Other Operations."

Emergence from Chapter 11 Bankruptcy Proceedings

     On October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code ("chapter 11"). On February 6, 2002, the Bankruptcy Court approved the Company's joint plan of reorganization (the "Plan") and on February 28, 2002 the Company consummated the Plan. See "Item 1 - Business - Reorganization."

Factors That Will Affect the Company's Future Financial Condition and Results of Operations

     The Company's future financial condition and operating results will be affected by a number of factors, including but not limited to the following, each of which is more fully described under "Item 1 - Business - Certain Additional Business Risks:"
-	the Company's ability to continue borrowing under the Company's Loan Agreements,
-	exposure to liabilities in excess of the Company's self-funded liability risk and insured risk,
-	the Company's ability to retain a sufficient level of staff for the Company's inpatient facilities,
-	the Company's ability to comply with government regulations and the costs of such compliance, including the costs to comply with HIPAA, and
-	the Company's ability to generate positive cash flow from operations.

Critical Accounting Policies

     The Company's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

     Under chapter 11, certain claims against the Company in existence prior to the Filing Date were stayed while the Company continued its operations as a debtor-in-possession. These claims are reflected in the December 31, 2001 and 2000 balance sheets as "liabilities subject to compromise." Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise." As part of the Company's emergence from chapter 11 proceedings, all of the "liabilities subject to compromise" have been discharged, reinstated or repaid.

     The Company has determined that, generally, the fair market value of the collateral was less than the principal amount of its secured prepetition debt obligations; accordingly, the Company discontinued accruing interest on many of these obligations as of the Filing Date.

(a)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, temporary medical staffing services revenues, pharmaceutical services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations.

     In February 2002, the Company, HHS, CMS, DOJ, the Tricare Management Activity Support Office ("TMA"), and the Relators in eight qui tam cases, entered into a comprehensive settlement agreement (the "Settlement Agreement"). Under the Settlement Agreement, the Company and the above mentioned parties agreed to mutually release each other from substantially all prepetition claims. The Settlement Agreement requires the Company to pay $1.0 million in cash and deliver a promissory note for $10.0 million, plus interest to CMS over the next five years.

     Since 1999, the Company recorded various reserves due to the uncertainty of the reimbursement adjustments that might have been required to settle the matters raised by the parties of the Settlement Agreement, including a reserve of approximately $31.0 million recorded in 1999 for routine cost limit exception payments previously paid to the Company. Such amounts totaled a net reserve of $52.1 million. As a result of the Settlement Agreement, the Company reversed the $52.1 million of net excess reserved exposures and reflected it as a component of net patient revenue in the 2001 consolidated statement of operations.

(b)  Accounts Receivable

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

     Estimated provisions for doubtful accounts are recorded each period as an expense to the income statement. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of the Company's customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

(c)  Impairment of Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets, including goodwill, in relation to the future projected undiscounted cash flows of the underlying businesses to assess recoverability in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Those projected future undiscounted cash flows require significant assumptions about future operations, such as reimbursement rates for Medicaid and Medicare patients, occupancy rates, wage rates, workers compensation costs and professional liability costs. Under SFAS 121, an impairment loss is recognized if the sum of the future net expected cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated and the estimated fair market value of the assets represents the impairment loss. The Company determines estimated fair value for the long-lived assets that it intends to retain based on anticipated future cash flows discounted at rates commensurate with the risks involved.

(d)  Accrued Self-Insurance Obligations

     It is the Company' s policy to self-insure for certain insurable risks, including general and professional liability and workers' compensation liability through the use of self-insurance or retrospective and high deductible insurance policies and other hybrid policies, which vary among the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed periodically, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally range from one to five years. Future payments may be different than the estimated expense. Accrued liabilities for future claims are not discounted.

Recent Accounting Pronouncements

     In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed of." SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This new pronouncement will become effective January 1, 2002. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

     In June 2001 the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

     In addition, in June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to goodwill recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 will become effective for the Company beginning on January 1, 2002. The Company's application of fresh-start accounting, in connection with the Company's emergence from bankruptcy is expected to result in goodwill, however, the amount of goodwill has not currently been determined. See "Note 23 - Subsequent Events" in the accompanying consolidated financial statements. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement was effective for financial statements for fiscal years beginning after December 15, 1998. During the first quarter of 1999, the Company adopted the provisions of SOP 98-5, which resulted in a cumulative effect of a change in accounting principle charge of approximately $12.8 million.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives are required to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the FASB issued SFAS No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities.

Results of Operations

     The following tables set forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (in thousands):

	2001		2000		1999

Inpatient Services	$ 1,609,388	77.6%	$ 1,718,178	69.9%	$ 1,704,436	67.4%
Rehabilitation and Respiratory Therapy Services	175,159	8.4%	204,367	8.3%	234,054	9.3%
Pharmaceutical and Medical Supply Services	257,579	12.4%	311,276	12.6%	316,880	12.5%
International Operations	23,887	1.1%	265,501	10.8%	296,906	11.7%
Other Operations	178,065	8.6%	171,430	7.0%	196,760	7.8%
Corporate	1,393	0.1%	1,381	0.1%	2,574	0.1%
Intersegment eliminations	(170,237)	(8.2)%	(213,205)	(8.7)%	(222,571)	(8.8)%
Total Net Revenues	$ 2,075,234	100.0%	$ 2,458,928	100.0%	$ 2,529,039	100.0%
	======	===	======	===	======	===

Same Store (1)	2001		2000		1999

Inpatient Services	$ 1,528,988	73.6%	$ 1,407,024	57.2%	$ 1,254,326	49.6%
Rehabilitation and Respiratory Therapy Services	167,659	8.1%	97,834	4.0%	111,378	4.4%
Pharmaceutical and Medical Supply Services	246,517	11.9%	235,802	9.6%	232,907	9.2%
Other Operations	169,442	8.2%	150,266	6.1%	136,357	5.4%
Corporate	1,393	0.1%	1,381	0.1%	2,574	0.1%
Intersegment eliminations	(170,237)	(8.2)%	(213,205)	(8.7)%	(222,571)	(8.8)%
Discontinued Operations	131,472	6.3%	779,826	31.7%	1,014,068	40.1%
Total Net Revenues	$ 2,075,234	100.0%	$ 2,458,928	100.0%	$ 2,529,039	100.0%
	======	===	======	===	======	===
(1)

A same store basis includes only facilities operated for the full 12 months of each year in the comparison of the operations activity. The table above shows the results of each segment for 2001, 2000 and 1999 for facilities that existed as of January 1, 1999 and were operated continuously through December 31, 2001.

     Inpatient facilities revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by the Company's affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to domestic affiliated facilities were approximately $99.5 million, $113.3 million and $126.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues for pharmaceutical and medical supply services provided to domestic affiliated facilities were approximately $62.2 million, $88.3 million and $80.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were approximately $9.0 million, $10.7 million and $10.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following tables set forth the amount of net segment income/(loss) for the years ended December 31 (in thousands):

	2001	2000	1999

Inpatient Services	$ (20,006)	$ (29,339)	$ (240,201)
Rehabilitation and Respiratory Therapy Services	12,691	16,391	(44,125)
Pharmaceutical and Medical Supply Services	4,235	(4,789)	(30,310)
International Operations	(249)	(21,521)	(41,878)
Other Operations	(9,469)	(15,341)	(53,301)
Net segment loss before Corporate	(12,798)	(54,599)	(409,815)

Corporate	16,663	16,325	(52,533)
Net segment income/(loss)	$ 3,865	$ (38,274)	$ (462,348)
	========	========	========

Same Store (1)	2001	2000	1999

Inpatient Services	$ 1,884	$ 3,637	$ (169,366)
Rehabilitation and Respiratory Therapy Services	20,953	(10,621)	(68,961)
Pharmaceutical and Medical Supply Services	18,300	11,151	(3,016)
Other Operations	(3,617)	(10,334)	(28,409)
Net segment (loss) income before Corporate and Discontinued Operations	37,520	(6,167)	(269,752)
Corporate	16,663	16,213	(49,882)

Discontinued Operations	(50,318)	(48,320)	(142,714)
Net segment income/(loss)	$ 3,865	$ (38,274)	$ (462,348)
	========	=======	========
(1)

A same store basis includes only facilities operated for the full 12 months of each year in the comparison of the operations activity. The table above shows the results of each segment for 2001, 2000 and 1999 for facilities that existed as of January 1, 1999 and were operated continuously through December 31, 2001.

     The net segment income/(loss) amounts detailed above do not include the following items: legal and regulatory matters, net; gain (loss) on sale of assets, net; loss on termination of interest rate swaps; impairment loss; restructuring costs; reorganization costs, net; income taxes; and cumulative effect of a change in accounting principle.

     The Company's subsidiaries which operate inpatient facilities have historically used and continue to use pharmaceutical and rehabilitation services that are provided by separate subsidiaries of the Company, SunScript and SunDance, respectively. Effective on January 1, 2002, the rates charged by SunScript and SunDance to the Company's inpatient facilities were adjusted to more accurately reflect competitive, national market rates. While the change in these rates will not impact the Company's consolidated results, the Company expects that on a segment basis the pharmaceutical services and rehabilitation therapy services segments' net income in 2002 will decrease by approximately $7.6 million and $3.5 million, respectively, and the inpatient ancillary services expenses to decrease by approximately $11.1 million in 2002.

     In accordance with SOP 90-7, items of expense or income that are incurred or realized by the Company because it was in reorganization are classified as reorganization costs in the Company's consolidated statements of losses. As a result, net segment income/(losses) do not include interest earned subsequent to the Filing Date on cash accumulated because the Company is not paying its prepetition obligations. Interest earned prior to the Filing Date is included in net segment income/(losses).  Debt discounts and deferred issuance costs that were written-off after the Filing Date in accordance with SOP 90-7 are not included in the net segment income/(losses).  The amortization of debt discounts and deferred issuance costs prior to the Filing Date are included in net segment income/(losses). Losses on sales of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment income/(losses) which is consistent with their treatment prior to the Filing Date.

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocates these to its segments through management fees and intersegment interest charges. Management fees are assessed based on segment net revenues. Interest is charged based upon average net asset balances at rates determined by management.

     The following discussions of the "Year Ended December 31, 2001 compared to the Year Ended December 31, 2000" and the "Year Ended December 31, 2000 compared to the Year Ended December 31, 1999" are based on the financial information presented in "Note 21 - Segment Information" in the Company's consolidated financial statements.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, a "same store" basis is also included for comparison purposes.

     Net revenues, which includes revenues from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased approximately $108.8 million from $1,718.2 million for the year ended December 31, 2000 to $1,609.4 million for the year ended December 31, 2001. On a same store basis, net revenues increased approximately $122.0 million from $1,407.0 million for the year ended December 31, 2000 to $1,529.0 million for the year ended December 31, 2001, an 8.7% increase. This increase was primarily the result of increased Medicaid and Medicare reimbursement rates during 2001.

     Operating expenses, which include rent expense of approximately $181.0 million and $149.3 million for the years ended December 31, 2000 and December 31, 2001, respectively, decreased $83.0 million, or 5.2%, from $1,594.8 million for the year ended December 31, 2000 to $1,511.8 million for the year ended December 31, 2001. The decrease resulted primarily from the divestiture of facilities during 2001. On a same store basis, operating expenses, which include rent expense of $142.4 million and $143.4 million for the years ended December 31, 2000 and 2001, respectively, increased 11.1% from $1,276.6 million for the year ended December 31, 2000 to $1,418.2 million for the year ended December 31, 2001. On a same store basis, operating expenses as a percentage of net revenues increased from 90.7% for the year ended December 31, 2000 to 92.8% for the year ended December 31, 2001. The increase in operating expenses as a percentage of revenue was primarily due to increased labor costs as a result of the competition for staff and contract personnel within the industry and the subsequent pressure on labor rates. Various federal, state and local regulations impose, depending upon the services provided, a variety of regulatory standards for the quality and level of personnel required to provide care or services. These requirements have an impact on staffing level and mix which therefore impact costs and expenses.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, were $39.8 million and $34.2 million for the years ended December 31, 2000 and December 31, 2001, respectively. The decrease was primarily due to head count reduction following divestitures of inpatient facilities during 2001. On a same store basis, as a percentage of net revenues, corporate general and administrative expenses were 2.8% and 2.2% for the years ended December 31, 2000 and December 31, 2001, respectively.

     Depreciation and amortization decreased approximately $7.6 million from $20.2 million for the year ended December 31, 2000 to $12.6 million for the year ended December 31, 2001. On a same store basis, depreciation and amortization decreased 30.3% from $17.8 million for the year ended December 31, 2000 to $12.4 million for the year ended December 31, 2001. On a same store basis, as a percentage of net revenues, depreciation and amortization expense decreased from 1.3% for the year ended December 31, 2000 to 0.8% for the year ended December 31, 2001. The decreases are primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs during 2000 of certain long-lived assets pursuant to the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). These write-downs reduced the depreciable basis of the long-lived assets which caused depreciation and amortization expenses to be reduced in 2001.

     The provision for losses on accounts receivable increased 1.9% from approximately $15.4 million for the year ended December 31, 2000 to approximately $15.7 million for the year ended December 31, 2001. On a same store basis, provision for losses on accounts receivable increased 34.3% from $10.8 million for the year ended December 31, 2000 to $14.5 million for the year ended December 31, 2001. On a same store basis, as a percentage of net revenues, provision for losses on accounts receivable increased from 0.8% for the year ended December 31, 2000 to 0.9% for the year ended December 31, 2001. The increases were primarily due to the aging of receivables which require a higher level of reserves against them.

     Net interest expense decreased approximately $7.8 million from $10.6 million for the year ended December 31, 2000 to $2.8 million for the year ended December 31, 2001. On a same store basis, net interest expense decreased 68.2% from $8.8 million for the year ended December 31, 2000 to $2.8 million for the year ended December 31, 2001. The decreases were primarily due to the determination in 2001 that certain debt obligations which existed prior to the Company's bankruptcy filing were subject to compromise; as a result, the Company stopped recording interest expense in 2001.

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased $29.2 million, or 14.3%, from $204.4 million for the year ended December 31, 2000 to $175.2 million for the year ended December 31, 2001. Revenues from services provided to affiliated facilities decreased $13.8 million, or 12.2%, from $113.3 million for the year ended December 31, 2000 to $99.5 million for the year ended December 31, 2001. Revenues from services provided to nonaffiliated facilities decreased approximately $15.5 million, or 17.0%, from $91.1 million for the year ended December 31, 2000 to $75.6 million for the year ended December 31, 2001. These decreases were primarily the result of the Company's termination of certain nonaffiliated contracts based on issues related to customers' credit-worthiness and contract profitability. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The Company's divestitures of inpatient facilities in 2000 and 2001 also contributed to the decrease in affiliated revenues.

     In March 2002, the Company sold its respiratory therapy operations. The net revenues and the segment loss for these operations for the year ended December 31, 2001 were $14.8 million and $2.3 million, respectively.

     Operating expenses decreased $15.3 million, or 9.6%, from $159.8 million for the year ended December 31, 2000 to $144.5 million for the year ended December 31, 2001. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services subsidiary. Operating expenses as a percentage of net revenues increased from 78.2% for the year ended December 31, 2000 to 82.5% for the year ended December 31, 2001. This increase was attributable to the decline in average revenue per therapy service while salaries and wage costs per service decreased by a smaller percentage.

     Depreciation and amortization decreased 40.0% from $3.0 million for the year ended December 31, 2000, to $1.8 million for the year ended December 31, 2001. As a percentage of net revenues, depreciation and amortization expense decreased from 1.5% for the year ended December 31, 2000 to 1.0% for the year ended December 31, 2001, respectively. The decrease was a result of the Company's classification of its respiratory therapy business as an asset held for sale in 2000. As an asset held for sale, the respiratory therapy supplies business no longer recorded depreciation or amortization.

     Provision for losses on accounts receivable decreased $5.3 million, or 79.1%, from $6.7 million for the year ended December 31, 2000 to $1.4 million for the year ended December 31, 2001. As a percentage of net revenues, provision for losses on accounts receivable decreased from 3.3% for the year ended December 31, 2000 to 0.8% for the year ended December 31, 2001. The decrease was primarily due to a change in estimate for the allowance for doubtful accounts related to the rehabilitation therapy business. Through improved management of customer accounts during 2001, the business was able to reduce reserve allowances required.  The decrease was partially offset by the reduction in revenues for the segment as discussed previously.

Pharmaceutical and Medical Supply Operations

     Net revenues from pharmaceutical and medical supply services decreased $53.7 million, or 17.3%, from $311.3 million for the year ended December 31, 2000 to $257.6 million for the year ended December 31, 2001. Pharmaceutical services' net revenues from nonaffiliated parties increased approximately $1.2 million, or 0.6%, while net revenues from affiliated parties increased approximately $5.7 million, or 10.4%. The increase in pharmaceutical services' affiliated revenues was primarily due to emphasis within the business to market its services to the Company's inpatient services business. Medical supply services' net revenues decreased approximately $60.6 million, or 85.1%. The decrease was primarily due to the discontinuation of revenue from the Company's medical supply service business, which was sold in January 2001.

     Operating expenses decreased $53.6 million, or 19.1%, from $279.9 million for the year ended December 31, 2000 to $226.3 million for the year ended December 31, 2001. As a percentage of net revenues, operating expenses decreased from 89.9% for the year ended December 31, 2000 to 87.8% for the year ended December 31, 2001. Pharmaceutical services' operating expenses increased approximately $5.6 million, or 2.6%. The increase in the pharmaceutical services' operating expenses was primarily attributed to increases in labor, benefit and insurance costs along with an increase in cost of goods sold based on an increase in sales. Medical supply services' operating expenses decreased 89.2% from $66.4 million for the year ended December 31, 2000 to $7.2 million for the year ended December 31, 2001. The decrease in medical supply services' cost of goods sold was a result of the decrease in sales.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, decreased 25.0% from $5.2 million for the year ended December 31, 2000 to $3.9 million for the year ended December 31, 2001. The decrease was primarily a result of the sale in January 2001 of the Company's medical supplies services business. As a percentage of net revenues, corporate general and administrative expenses decreased from 1.7% for the year ended December 31, 2000 to 1.5% for the year ended December 31, 2001.

     Depreciation and amortization decreased 37.7% from $6.9 million for the year ended December 31, 2000 to $4.3 million for the year ended December 31, 2001. As a percentage of net revenues, depreciation and amortization expense was approximately 2.2% and 1.7% for the years ended December 31, 2000 and 2001, respectively. The decrease was primarily a result of the sale in January 2001 of the medical supplies services business for which depreciation ceased.

     Provision for losses on accounts receivable decreased 39.3% from $6.1 million for the year ended December 31, 2000 to $3.7 million for the year ended December 31, 2001. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 2.0% for the year ended December 31, 2000 to 1.4% for the year ended December 31, 2001. The decrease was primarily a result of the improved collection trend within the pharmaceutical services business which allows for a decrease in the reserve. Additionally, the Company's medical supplies service business was sold in January 2001 and the provision for that business ceased.

International Operations

     Revenues from international operations decreased $241.6 million from $265.5 million for the year ended December 31, 2000 to $23.9 million for the year ended December 31, 2001. The decrease was due to the sale of the United Kingdom operations in January 2001 and the divestitures of its operations in Germany in April 2001 and in Australia in July 2001.

     Operating expenses which include rent expense of $40.5 million and $4.6 million for the years ended December 31, 2000 and December 31, 2001, respectively, decreased approximately 91.5% from $248.8 million for the year ended December 31, 2000 to $21.2 million for the year ended December 31, 2001. This decrease was a result of the same factors which led to a decrease in revenue as discussed above. As a percentage of revenues, operating expenses decreased from 93.7% for the year ended December 31, 2000 to 88.7% for the year ended December 31, 2001.

     Corporate general and administrative expenses were $13.0 million and $1.7 million for the years ended December 31, 2000 and December 31, 2001, respectively. The decrease was a result of the same factors which led to a decrease in revenue as discussed above.

     Depreciation and amortization for international operations was $2.5 million for the year ended December 31, 2000. International operations were classified as an asset held for sale in the first quarter of 2000 which requires that depreciation and amortization cease on the operations.

     Net interest expenses were $13.0 million and $1.2 million for the years ended December 31, 2000 and December 31, 2001, respectively. The decrease in expense was a result of the same factors which led to a decrease in revenue as discussed above.

     The Company sold its remaining international operations in Germany in April 2001 and in Australia in July 2001. The Company recorded a charge of approximately $141.1 million in the first quarter of 2000 to reduce the carrying value of its international operations to its estimate of selling value less costs to sell. The charge was recorded in reorganization costs in the Company's consolidated statements of losses. At December 31, 2001, the Company had no operations outside of the United States. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Other NonReportable Segments and Corporate General and Administrative Departments

     Nonreportable segments include temporary therapy and nursing staffing, home health, assisted living, software development and other ancillary services. Revenues from other nonreportable segments increased 3.9% from $172.8 million for the year ended December 31, 2000 to $179.5 million for the year ended December 31, 2001. The Company's temporary therapy staffing business' revenue increased $10.9 million from $62.5 million for the year ended December 31, 2000 to $73.4 million for the year ended December 31, 2001. The increase was primarily due to continuing growth in demand for labor across the industry. The Company's laboratory business' revenue increased $5.3 million from $28.3 million for the year ended December 31, 2000 to $33.6 million for the year ended December 31, 2001. The increase was primarily due to an additional revenue stream for mobile radiology developed within the business coupled with efforts by new management personnel within the organization to realize opportunities for growth. The assisted living revenue for the year ended December 31, 2000 was $7.2 million. During 2000, the Company divested 20 assisted living facilities. The Company transferred its two remaining assisted living facilities from its other operations segment to its Inpatient Services segment during 2000. Total revenues and operating expenses for nonreportable segments represents less than 10% of the consolidated Company's results.

     The Company's temporary therapy staffing business' operating expense increased $10.3 million from $53.6 million for the year ended December 31, 2000 to $63.9 million for the year ended December 31, 2001. The increase was primarily due to the increase in revenue which resulted in an increase in labor and other staffing costs to support the business. The Company's laboratory business' operating expenses increased $4.3 million from $24.0 million for the year ended December 31, 2000 to $28.3 million for the year ended December 31, 2001. The increase was primarily due to the increase in revenue which was supported partially with an increase in labor and associated costs.

     The Company's assisted living operating expenses decreased $6.5 million from $6.6 million for the year ended December 31, 2000 to $0.1 million for the year ended December 31, 2001. The decrease in expense is a result of the same factors which led to a decrease in revenue as discussed above. The Company's software development business' operating expenses decreased $4.9 million from $16.6 million for the year ended December 31, 2000 to $11.7 million for the year ended December 31, 2001. The decrease is primarily due to restructuring efforts during 2001 which reduced operating structures and staff within the business. Operating expenses for the Company's corporate segment decreased $4.7 million from $0.7 million for the year ended December 31, 2000 to $(4.0) million for the year ended December 31, 2001. The decrease was primarily due to infrastructure reorganization charges made while under bankruptcy protection that streamlined overhead.

     Corporate general and administrative costs not directly attributed to segments decreased 34.0% from $90.9 million for the year ended December 31, 2000 to $60.0 million at December 31, 2001. As a percentage of consolidated net revenues of $2,458.9 million and $2,075.2 million for the years ended December 31, 2000 and 2001, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 3.7% to 2.9%, respectively. The decrease was primarily the result of the reorganization changes made within the corporate division to streamline overhead and contain costs.  This effort reduced the number of employees in the division which correlated to a reduction in administrative and salary and benefit costs.

     Depreciation and amortization expense not directly attributed to segments increased 5.2% or $0.7 million from $13.4 million for the year ended December 31, 2000 to $14.1 million for the year ended December 31, 2001. The increase was primarily due to an increase in property and equipment within the temporary therapy staffing business to which depreciation was charged.

     Net interest expense not directly attributed to segments decreased 17.1% or $1.8 million from $10.5 million for the year ended December 31, 2000 to $8.7 million for the year ended December 31, 2001. As a percentage of consolidated net revenues, interest expense was 0.4% for the year ended December 31, 2000 and 2001. The decrease was primarily due to the determination in 2001 that certain debt obligations which existed prior to the Company's bankruptcy filing were subject to compromise; as a result, the Company stopped recording interest expense in 2001. For the year ended December 31, 2001, the Company did not pay or accrue approximately $142.8 million of interest expense in accordance with SOP 90-7.

     The corporate segment management fee increased 40.0% or $24.3 million from $60.8 million for the year ended December 31, 2000 to $85.1 million for the year ended December 31, 2001. The increase was primarily attributable to the assessment of additional management fees as specified in the settlement provision of the management agreement between the corporate division and the operating divisions.

Dividends on Convertible Preferred Stock

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% CTIPS with a liquidation amount of $25.00 per CTIP. Each CTIP is convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. Payment of the cash distributions and principal are irrevocably guaranteed by the Company. The Company may defer cash distribution for up to 20 consecutive quarters. Beginning with the interest payment due on May 1, 1999, the Company exercised its right to defer cash distributions. As cash distributions are deferred, dividends on the CTIPS continue to accrue.

     During 2000, approximately $26.9 million of CTIPS were converted into approximately 1.3 million shares of common stock. During 1999, $22.0 million of CTIPS were converted into approximately 1.1 million shares of common stock. See "Note 14 - Convertible Trust Issued Preferred Securities" in the Company's consolidated financial statements.

Other Special and Non-Recurring Charges

Restructuring Cost

     During 2001, the Company recorded restructuring costs of $1.1 million in its software development division. The restructuring plan included reductions of staff and other overhead expenses and a streamlining of the management structure.

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

     During 2001, the Company recorded a non-cash impairment charge of approximately $18.8 million. The impairment was primarily due to the decrease of revenues as compared with profitability projections for each facility. This charge included approximately $14.5 million to its inpatient facilities segment and $4.3 million related to the Company's software development business.

Other Long-Lived Assets

     During 2000, a net non-cash charge of approximately $310.1 million was recorded to reduce the carrying amount of the medical supply operations and certain domestic inpatient facilities which were classified as assets held for sale in the Company's consolidated 2000 balance sheet. Additionally, a charge of $26.6 million was recorded to reduce the carrying amount of the corporate headquarters building. The building was classified as an asset held for sale at December 31, 2000 and 2001. The charges are recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Gain on Sale of Assets

     During the year ended December 31, 2001, the Company recorded a net gain on the sale of assets of approximately $0.8 million due primarily to decisions of the Company during 2001 to keep inpatient facilities previously classified as assets held for sale.

     During the year ended December 31, 2000, the Company recorded gains on the sale of assets of approximately $25.1 million. Approximately $21.4 million and $3.7 million was recorded in gain on sale of assets and reorganization costs, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

Legal and Regulatory

     In August 2000, the Bankruptcy Court approved an agreement entered into between the Company and the U.S. Departments of Justice and Health and Human Services pursuant to which the Company paid the U.S. government approximately $1.2 million. The payment was in consideration of the government's agreement to allow the Company to transfer certain of its facilities to new operators without pursuing the new operators for alleged claims against the Company's facilities for pre-transfer overpayment liabilities, and for the release and waiver of certain pre-transfer claims against the Company related to the facilities to be transferred to new operators. The Company recorded approximately $2.5 million in expenses during 2000 related to the transfer of certain of its facilities to new operators, which includes the $1.2 million payment described above.

Reorganization Costs

     The Company recorded net reorganization costs of $335.9 million and $42.9 million for the years ended December 31, 2000 and 2001, respectively. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net loss for the year ended December 31, 2000 was $545.7 million compared to a net loss of $69.4 million for the year ended December 31, 2001. The loss before considering impairment loss, legal and regulatory matters, net, restructuring costs, gain (loss) on sale of assets, net, reorganization costs, net, and income taxes was $38.3 million for the year ended December 31, 2000 compared to earnings of $3.9 million for the year ended December 31, 2001. The net loss during the year ended December 31, 2000 is primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services. The net earnings for the year ended December 31, 2001 were primarily due to the Company's efforts while under bankruptcy protection to divest under-performing facilities, mainly in the inpatient services business, and to manage the business to maximize revenue opportunities while controlling costs and expenses.

     In accordance with SOP 90-7, no interest was paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, and on the CTIPS since the Filing Date. These claims were discharged as part of the Company's emergence from bankruptcy in February 2002. Contractual interest expense not paid or accrued was $146.4 million and $142.8 million for the years ended December 31, 2000 and December 31, 2001, respectively.

     Income tax expense was $0.3 million for each of the years ended December 31, 2000 and 2001. For the year ended December 31, 2000, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realizable depending upon whether the Company generates future taxable income.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, a "same store" basis is also included for comparison purposes.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, increased approximately $13.8 million from $1,704.4 million for the year ended December 31, 1999, to $1,718.2 million for the year ended December 31, 2000, a 0.8% increase. On a same store basis, net revenues increased approximately $152.7 million from $1,254.3 million for the year ended December 31, 1999 to $1,407.0 million for the year ended December 31, 2000, a 12.2% increase. Net revenues for 1999 include negative revenue adjustments of approximately $105.0 million related to reserves established for cost reports which, after audit, may require adjustments to revenues. Excluding the negative revenue adjustments for 1999, on a same store basis, net revenues increased $47.7 million or 3.5% for the year ended December 31, 2000. This increase was primarily the result of improved Medicaid rates during 2000.

     On a same store basis, operating expenses, which include rent expense of $146.1 million and $142.4 million for the years ended December 31, 1999 and 2000, respectively, increased 1.8% from $1,254.0 million for the year ended December 31, 1999 to $1,276.6 million for the year ended December 31, 2000. Operating expenses as a percentage of net revenues, excluding the negative revenue adjustments for 1999, decreased from 92.3% for the year ended December 31, 1999 to 90.7% for the year ended December 31, 2000. The decrease in operating expenses as a percentage of revenue was primarily due to an increase in revenues combined with decreases in administrative costs associated with the divestitures of skilled nursing facilities during 2000.

     On a same store basis, corporate general and administrative expenses, which include regional costs for the supervision of operations, increased 38.7% from $28.7 million for the year ended December 31, 1999, to $39.8 million for the year ended December 31, 2000. Excluding the effect of the negative revenue adjustments, corporate general and administrative expenses were 2.1% and 2.8% of the net revenues for the years ended December 31, 1999 and 2000, respectively. The change was primarily due to an increase in the corporate overhead allocation partially offset by a reduction in regional overhead to skilled nursing facility divestitures.

     On a same store basis, depreciation and amortization decreased 19.5% from $22.1 million for the year ended December 31, 1999 to $17.8 million for the year ended December 31, 2000. Excluding the effect of the negative revenue adjustments for 1999, as a percentage of net revenues, depreciation and amortization expense decreased from 1.6% for the year ended December 31, 1999 to 1.3% for the year ended December 31, 2000. The decreases were primarily the result of the determination that certain of the Company's long-lived assets were impaired, which resulted in write-downs of certain long-lived assets pursuant to the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121").

     On a same store basis, provision for losses on accounts receivable decreased 71.2% from $37.5 million for the year ended December 31, 1999, to $10.8 million for the year ended December 31, 2000. Excluding the effect of the negative revenue adjustments for 1999 as a percentage of net revenues, provision for losses on accounts receivable decreased from 2.8% for the year ended December 31, 1999, to 0.8% for the year ended December 31, 2000. During 1999 the Company increased its provision for losses on accounts receivable in response to deterioration in the aging of the accounts receivable. An equivalent increase was not necessary in 2000.

     On a same store basis, net interest increased 33.3% from $6.6 million for the year ended December 31, 1999 to $8.8 million for the year ended December 31, 2000. The increase was primarily due to interest charges incurred related to the late filing of certain Medicare cost reports.

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

     Net revenues from rehabilitation and respiratory therapy services decreased 12.7% from $234.1 million for the year ended December 31, 1999 to $204.4 million for the year ended December 31, 2000. Revenues from services provided to affiliated facilities decreased from $126.9 million for the year ended December 31, 1999 to $113.3 million for the year ended

December 31, 2000, a decrease of 10.7%. Revenues from services provided to nonaffiliated facilities decreased approximately $16.1 million, or 15.0%, from $107.2 million for the year ended December 31, 1999 to $91.1 million for the year ended December 31, 2000. These decreases are a result of the industry's transition to PPS. PPS resulted in a reduction of therapy provided (volume) and downward pressure on market rates as contract therapy companies lowered prices in an effort to remain competitive with other methods of therapy provision. Specifically, many facilities moved away from the use of contract therapy companies in favor of "in-house" rehabilitation and respiratory models in an effort to better control costs under a fixed reimbursement system. This was especially existent within respiratory therapy as this service was not covered under the ancillary component of the new PPS rate structure. The decline in net revenues has continued, with a significant reduction in contracts from 1999 to 2000. Specifically, there were 1,153 affiliated and nonaffiliated contracts as of December 31, 1999 compared to 942 affiliated and nonaffiliated contracts as of December 31, 2000. During 2000, the Company terminated certain nonaffiliated contracts based on issues related to customers' credit worthiness and contract profitability. In addition, certain nonaffiliated contracts were terminated in the ordinary course of business. The Company's divestitures of inpatient facilities in 1999 and 2000 also contributed to the decrease in affiliated revenues.

     Operating expenses decreased $54.3 million, or 25.4%, from $214.1 million for the year ended December 31, 1999 to $159.8 million for the year ended December 31, 2000. The decrease resulted primarily from the decline in the demand for the Company's therapy services resulting in a reduction in the number of therapists employed by the Company's therapy services subsidiary. Operating expenses as a percentage of net revenues decreased from 91.5% for the year ended December 31, 1999 to 78.2% for the year ended December 31, 2000. This decrease was attributable to reductions in cost structure. The Company's rehabilitation subsidiary went through a significant restructuring in the first quarter of 1999 which continued to dramatically reduce its cost structure during 2000 by reducing overhead costs through the reduction of regional offices. In addition, new operating models were put in place to improve the productivity of the therapists. Equipment rental costs decreased approximately $11.4 million from 1999 to 2000 primarily due to the Company shutting down its therapy equipment manufacturing operations.

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

     Depreciation and amortization decreased 58.3% from $7.2 million for the year ended December 31, 1999, to $3.0 million for the year ended December 31, 2000. As a percentage of net revenues, depreciation and amortization expense decreased from 3.1% for the year ended December 31, 1999 to 1.5% for the year ended December 31, 2000, respectively. The decrease was primarily a result of the write-downs during 1999 of goodwill and certain other long-lived assets pursuant to SFAS 121.

     Provision for losses on accounts receivable decreased $27.4 million, or 80.4%, from $34.1 million for the year ended December 31, 1999 to $6.7 million for the year ended December 31, 2000. As a percentage of net revenues, provision for losses on accounts receivable decreased from 14.6% for the year ended December 31, 1999 to 3.3% for the year ended December 31, 2000. During the fourth quarter of 1999, the Company increased its reserves due to the impact of PPS, which for certain nonaffiliated customers had negatively affected cash flows adversely affecting the collectibility of amounts due the Company. An equivalent increase in reserves for year ended December 31, 2000 was not necessary.

Pharmaceutical and Medical Supply Operations

     Net revenues from pharmaceutical and medical supply services decreased $5.6 million, or 1.8%, from $316.9 million for the year ended December 31, 1999 to $311.3 million for the year ended December 31, 2000. Pharmaceutical services' net revenues decreased approximately $0.1 million from $240.2 million for the year ended December 31, 1999 to $240.1 million for the year ended December 31, 2000. Medical supply services' net revenues from nonaffiliated parties decreased approximately $14.4 million, or 27.5%, while net revenues from affiliated parties increased approximately $8.9 million, or 36.5%. The Company experienced a loss in nonaffiliated contracts when sales personnel left the Company and certain of their customers ceased doing business with the Company. The increase in affiliated revenues was a result of an increase in sales to the Company's Inpatient Services segment.

     Operating expenses decreased $4.1 million, or 1.4%, from $284.0 million for the year ended December 31, 1999 to $279.9 million for the year ended December 31, 2000. As a percentage of net revenues, operating expenses increased from 89.6% for the year ended December 31, 1999 to 89.9% for the year ended December 31, 2000. Pharmaceutical services' operating expenses increased approximately $1.2 million, or 0.6%. The increase in the pharmaceutical services' operating expenses was primarily attributed to increases in labor, benefit and insurance costs along with an increase in cost of goods sold based on an increase in sales. Medical supply services' operating expenses decreased 7.4% from $71.7 million for the year ended December 31, 1999 to $66.4 million for the year ended December 31, 2000. The decrease in medical supply services' cost of goods sold was a result of the decrease in sales.

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

     Depreciation and amortization decreased 16.9% from $8.3 million for the year ended December 31, 1999 to $6.9 million for the year ended December 31, 2000. As a percentage of net revenues, depreciation and amortization expense was approximately 2.6% and 2.2% for the years ended December 31, 1999 and 2000, respectively. The decrease was primarily a result of the write-downs of certain long-lived assets during 1999 in accordance with SFAS 121.

     Provision for losses on accounts receivable decreased 78.6% from $28.5 million for the year ended December 31, 1999 to $6.1 million for the year ended December 31, 2000. As a percentage of net revenues, the provision for losses on accounts receivable decreased from 9.0% for the year ended December 31, 1999 to 2.0% for the year ended December 31, 2000. During 1999, the Company increased its reserves due to a deterioration in the aging of certain accounts receivable. An equivalent increase was not necessary in 2000.

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

     Operating expenses which include rent expense of $41.1 million and $40.5 million for the years ended December 31, 1999 and December 31, 2000, respectively, decreased approximately 9.8% from $275.9 million for the year ended December 31, 1999 to $248.8 million for the year ended December 31, 2000. This decrease was a result of the same factors which led to a decrease in revenue as discussed above. As a percentage of revenues, operating expenses increased from 92.9% for the year ended December 31, 1999 to 93.7% for the year ended December 31, 2000.

     Corporate general and administrative expenses were $14.4 million and $13.0 million for the years ended December 31, 1999 and December 31, 2000, respectively. As a percentage of revenues, corporate, general and administrative expenses were 4.9% for the years ended December 31, 1999 and 2000.

     Depreciation and amortization for international operations was $12.8 million and $2.5 million for the year ended December 31, 1999 and 2000, respectively. In accordance with SFAS 121, depreciation and amortization were no longer recognized after operations were placed for sale. Therefore, depreciation and amortization was significantly reduced in 2000.

     Net interest expense was $13.2 million for the year ended December 31, 1999 and $13.0 million for the year ended December 31, 2000. Net interest expense as a percentage of revenues increased from 4.4% for the year ended December 31, 1999 to 4.9% for the year ended December 31, 2000.

Other Non-reportable Segments and Corporate General Administrative Departments

     Non-reportable segments include temporary therapy and nursing staffing, home health, assisted living, software development and other ancillary services. Revenues from other non-reportable segments decreased 13.3% from $199.3 million for the year ended December 31, 1999, to $172.8 million for the year ended December 31, 2000. Operating expenses decreased 23.2% from $208.9 million for the year ended December 31, 1999, to $160.4 million for the year ended December 31, 2000. Operating expenses as a percentage of revenues were 104.8% and 92.8% for the years ended December 31, 1999 and 2000, respectively. Total revenues and operating expenses for non-reportable segments represent less than 10% of the consolidated Company's results. The decrease in revenues and operating expenses was primarily a result of the sale of 20 assisted living facilities during 2000. Additionally, the hospice operations were divested during the fourth quarter of 1999. Operating results were also negatively impacted by expenses related to software development costs incurred by the Company's majority owned subsidiary, Shared Healthcare Systems, Inc. These costs were being expensed in accordance with Statement of Financial Accounting Standards No. 86: Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Development of the Company's software products were not expected to reach the stage under which capitalization is permitted until sometime in 2002.

     Corporate general and administrative costs not directly attributed to segments decreased 22.0% from $116.5 million for the year ended December 31, 1999, to $90.9 million for the year ended December 31, 2000. As a percentage of consolidated net revenues of $2,529.0 million and $2,458.9 million for the years ended December 31, 1999 and 2000, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 4.6% in 1999 to 3.7% in 2000.

     Net interest expense not directly attributed to segments decreased 90.0% from $105.5 million for the year ended December 31, 1999 to $10.5 million for the year ended December 31, 2000. As a percentage of consolidated net revenues, interest expense decreased from 4.2% for the year ended December 31,

1999 to 0.4% for the year ended December 31, 2000. Sun discontinued charging Mediplex for interest during 2000 due to the Company's chapter 11 filing.

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

Other Special and Non-Recurring Charges

Financial Restructuring

     During 1999, the Company recorded financial restructuring costs of $16.0 million, primarily professional fees, related to the Company's activities in preparation for its filing for protection under chapter 11 of the U. S. Bankruptcy Code. During 2000, the Company reversed a non-cash reserve of $1.1 million previously recorded in restructuring costs during 1999.

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

     During 2001, the Company recorded a non-cash impairment charge of approximately $18.8 million related to the Company's estimate of goodwill and other long-lived assets.  This charge included approximately $14.5 million to its inpatient facilities segment and $4.3 million related to the Company's software development business.

Other Long-Lived Assets

Gain on Sale of Assets

     During the year ended December 31, 2000, the Company recorded gains on the sale of assets of approximately $25.1 million. Approximately $21.4 million and $3.7 million is recorded in gain on sale of assets and reorganization costs, net, respectively in the Company's consolidated statements of losses. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" and "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in the Company's consolidated financial statements.

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

     During 2000, a net non-cash charge of approximately $310.1 million was recorded to reduce the carrying amount of the medical supply operations and certain domestic inpatient facilities which are classified as assets held for sale in the Company's consolidated balance sheets. Additionally, a charge of $26.6 million was recorded to reduce the carrying amount of the corporate headquarters building. The building is classified as an asset held for sale at December 31, 2001. The charges were recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale".

Legal and Regulatory

     In August 2000, the Bankruptcy Court approved an agreement entered into between the Company and the U.S. Departments of Justice and Health and Human Services pursuant to which the Company paid the U.S. government approximately $1.2 million. The payment was in consideration of the government's agreement to allow the Company to transfer certain of its facilities to new operators without pursuing the new operators for alleged claims against the Company for pre-transfer overpayment liabilities, and for the release and waiver of certain pre-transfer claims against the Company related to the facilities to be transferred to new operators. The Company recorded approximately $2.5 million of expense during 2000 related to the transfer of certain of its facilities to new operators.

Reorganization Costs

     The Company recorded net reorganization costs of $48.1 million and $335.9 million for the years ended December 31, 1999 and 2000, respectively. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net loss for the year ended December 31, 1999 was $1,089.5 million compared to a net loss of $545.7 million for the year ended December 31, 2000. The loss before considering impairment loss, gain or loss on sale of assets, net, reorganization costs, net, restructuring costs, loss on termination of interest rate swaps, cumulative effect of change in accounting principle and income taxes was $462.4 million for the year ended December 31, 1999 compared to a loss of $40.8 million for the year ended December 31, 2000. The net loss during the years ended December 31, 1999 and 2000 was primarily due to the implementation of PPS and the continuing adverse impact on the demand for the Company's ancillary services.

     In accordance with SOP 90-7, no interest was paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets and the CTIPS since the Filing Date. Contractual interest expense not paid or accrued was $30.5 million and $146.4 million for the years ended December 31, 1999 and December 31, 2000, respectively.

     Income tax expense for the year ended December 31, 1999 and for the year ended December 31, 2000 was $0.2 million and $0.3 million, respectively. For the year ended December 31, 1999, the Company increased its valuation allowance for the deferred tax assets resulting from its net operating losses which may not be realizable, depending upon whether the Company generates future taxable income.

Liquidity and Capital Resources

     New Loan Agreements. On February 28, 2002, the Company entered into (i) a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement") and (ii) a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement"), and together with the Revolving Loan Agreement, (the "Loan Agreements"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by the Company's accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of the Company's subsidiaries other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the stock of the Company's pharmaceutical services subsidiaries. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150.0 million. Under the Revolving Loan Agreement, dependingupon the type of loan made and provided that an event of default has not occurred, the Company will pay interest at either (i) prime (or, if higher, the  federal funds rate plus 0.50%) plus 2.75% (subject to certain adjustments) or (ii) the London Interbank Offered Rate plus 3.75% (subject to certain adjustments).

     The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note" and together with the Term Loan, the "Term Debt"). The Term Debt is secured primarily by a first priority pledge of the stock of the Company's subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of the Company's other assets. Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. Provided that an event of Default has not occurred, interest accrues on the Term Loan at the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 4.00% and (ii) 9.00%. The Company will pay interest on the Discount Note for base rate borrowings at a rate of interest equal to the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) and (ii) 2.65% and for Eurodollar borrowings a rate of interest equal to the Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus 0.50%.

     As of March 1, 2002, the Company's gross borrowing availability under the Loan Agreements was approximately $111.0 million. As of March 1, 2002, the Company had borrowed approximately $66.8 million and had issued approximately $44.3 million in letters of credit under the Loan Agreements, leaving a net amount of approximately $39.9 million for additional borrowing. In addition to the available funds under the Loan Agreements, the Company had cash and cash equivalents book balances at March 1, 2002 of approximately $73.6 million. The combination of the Company's cash balances and available borrowing capacity was $113.5 million and $54.6 million as of March 1, 2002 and December 31, 2001, respectively.

     In February 2002, the Company developed a restructuring plan to reduce overhead expenses across all businesses during 2002. The Company estimates annual savings of approximately $25.0 million as a result of the restructuring primarily related to salaries and benefits, although the savings could be less than anticipated. The Company recorded approximately $5.1 million as a restructuring reserve primarily for severance benefits under a severance program that the Company has implemented in conjunction with the plan. This is a "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to a number of factors, including but not limited to the Company's ability to operate its business consistent with the plan and other factors set forth in "Item 1 - Business - Certain Additional Business Risks."

     The Company's revenues will be adversely affected if enactments providing for additional funding expire as currently scheduled. A number of provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. In addition, President Bush's fiscal year 2003 budget proposal assumes that CMS will refine the per diem system by October 2002 in order to reduce Medicare payments to skilled nursing facilities. For a discussion regarding the effects of the expiration of the enactment and the proposed 2003 budget, see "Item 1 - Business - Certain Additional Business Risks - The Company's Medicare reimbursements may materially and adversely decline after September 30, 2002."

     The Company believes that it will have sufficient liquidity to meet its operational needs for the next 12 months assuming that (i) the Company maintains its ability to borrow under its Loan Agreements, (ii) the Company achieves its 2002 budgeted results of operations, (iii) the Company does not experience any material and adverse decrease in its results of operations and (iv) Medicare and Medicaid reimbursement rates do not decrease. This is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to a number of factors, including, but not limited to, the Company's ability to divest unprofitable facilities, operate its business consistent with plan, comply with the covenants of the Credit Agreement, and other risks described elsewhere. See "Item 1 - Business - Certain Additional Business Risks".

     For the year ended December 31, 2001, net cash provided by operating activities was approximately $24.4 million compared to net cash used for operating activities for the year ended December 31, 2000 of approximately $1.7 million. The increase in net cash provided by operating activities for the year ended December 31, 2001 was primarily from the improved collection of accounts receivable.

     The Company incurred approximately $30.3 million, $55.4 million and $102.5 million in capital expenditures during the years ended December 31, 2001, 2000 and 1999, respectively The significant decreases were primarily due to divestitures during 1999 and 2000. In 2001, expenditures related primarily to improvements at existing facilities and routine capital expenditures. The Company had construction commitments of approximately $0.7 million as of December 31, 2001 under various contracts to improve existing facilities. The decrease from 2000 to 2001 was primarily related to the Company reaching a stage of construction completion for the corporate headquarters.

     The Company recorded net reorganization costs of $42.9 million for the year ended December 31, 2001. Included in these charges at December 31, 2001 are approximately $15.3 million for loss on sale of assets related to the divestiture of under-performing assets and approximately $25.8 million for professional fees relating to the legal consideration of the bankruptcy filing. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

     In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance coverage for exposure above these levels. The Company's insurance carriers declined to renew the Company's general and professional liability insurance policies that expired on December 31, 1999. Several major insurance companies no longer provide this type of coverage to long-term care providers due to general underwriting issues with the long-term care industry. Prior to January 2000, the Company's insurance companies paid substantially more to third parties under its policies than the Company paid in insurance premiums and deductibles. There can be no assurance that this self-funded insurance program and any excess insurance coverage will be sufficient to fund any future judgements or settlement resulting from litigation against the Company.   The provision recorded in the Company's statements of losses for the years ended December 31, 2001, 2000 and 1999 were approximately $58.1 million, $35.3 million and $23.9 million, respectively. During 2000, the Company pre-funded $22.2 million for general and professional liability claims into a cash collateral trust account held by the Company's insurance carrier.  The Company funded an additional $5.0 million into the trust account in 2001.  The combined pre-funding will be used to pay claims for policy years 2000 through 2002.  Claims paid from the trust account were immaterial in 2000 and were $5.8 million for the year ended December 31, 2001.

     For the year ended December 31, 1999, the workers' compensation insurance was a guaranteed cost program, and thus, after payment of the premium, risk was fully transferred to the third party insurance carrier. Subsequent to December 31, 1999, the Company purchased workers' compensation insurance for all states, except Washington, Ohio, and West Virginia where the Company is required to subscribe to those state and/or self-insured programs. The 2001 and 2000 policies provide coverage above $250,000 per claim. An acturial analysis prepared in the current year determined the undiscounted expected losses and costs under this retention level to be approximately $35.5 million as of December 31, 2001 and $36.0 million as of December 31, 2000. The Company has pre-funded cash collateral trust accounts with its insurance carrier in the amount of $26.8 million and $32.4 million as of December 31, 2001 for the 2001 and 2000 policy years, respectively. Claims paid from the 2001 policy year trust account were $4.7 million, and claims paid from the 2000 policy year trust account were $12.5 million and $5.7 million as of December 31, 2001 and 2000, respectively. The accounts were established to fund the Company's ultimate estimated exposure and will be adjusted retrospectively based on revisions to the estimates. For years prior to 1998 in which the Company carried various forms of workers' compensation insurance, aggregate losses are provided on a fully developed basis, including any incurred but not reported claims. The reserve for such workers' compensation risks was approximately $29.5 million and $14.2 million as of December 31, 2001 and 2000, respectively. Provisions for such risks totaled approximately $54.9 million, $27.4 million and $30.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and were included in operating expenses and corporate general and administrative expenses.

     On June 30, 1998, a wholly owned subsidiary of the Company merged with Retirement Care Associates, Inc. ("RCA"), an operator of skilled nursing and assisted living facilities in eight states principally in the southeastern United States (the "RCA Merger"). In connection with the RCA Merger, the Company recorded purchase liabilities including $24.7 million for severance and related costs and $1.4 million for costs associated with the shutdown of certain administrative facilities. As of December 31, 2001 and December 31, 2000, the Company's purchase liabilities reserve balance was approximately $7.0 million and $12.0 million, respectively.

Effects of Inflation

     Healthcare costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. The Company's operations could be adversely affected if it experiences significant delays in receiving reimbursement rate increases from Medicaid and Medicare sources for its labor and other costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's long-term debt that was outstanding as of December 31, 2001 was generally either canceled as part of its Plan of Reorganization or paid off on February 28, 2002. The Company's Revolving Loan Agreement and Term Loan Agreement entered into on February 28, 2002, are sensitive to changes in interest rates.

     The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the

Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150 million. Under the Revolving Loan Agreement, depending upon the type of loan made and provided that an event of default has not occurred, the Company will pay interest at either (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 2.75% (subject to certain adjustments) or (ii) the London Interbank Offered Rate plus 3.75% (subject to certain adjustments). For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $100.0 million, the Company will incur additional interest expense of approximately $1.0 million annually.

     The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note") and together with the Term Loan, the "Term Debt"). Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. Provided an event of Default has not occurred, interest accrues on the Term Loan at the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 4.00% and (ii) 9.00%. The Company will pay interest on the Discount Note for base rate borrowings a rate of interest equal to the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) and (ii) 2.65% and for Eurodollar borrowings a rate of interest equal to the Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus 0.50%. Under the Term Loan Agreement, interest accrues at the greater of (i) prime plus 4.00% and (ii) 9.00%. For each additional percentage point increase in the prime rate, assuming an outstanding balance of $40.0 million, the Company will incur additional interest expense of approximately $400,000 annually. See "Note 23 - Subsequent Events" in the Company's consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

     Information with respect to Item 8 is contained in the Company's consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of Sun as of March 1, 2002 were:

Name	Position with Sun

Richard K. Matros	Chairman of the Board and Chief Executive Officer
Kevin W. Pendergest	Executive Vice President and Chief Financial Officer
Wallace E. Boston, Jr.	Principal Financial Officer
William A. Mathies	President of SunBridge Healthcare Corporation
Warren C. Schelling	Senior Vice President of Ancillary Services
Heidi J. Fisher	Senior Vice President of Human Resources
Robert F. Murphy	General Counsel and Secretary
Chauncey J. Hunker	Corporate Compliance Officer
Robert K. Schneider	Vice President and Treasurer
Jennifer L. Botter	Vice President and Corporate Controller
John W. Adams	Director
Gregory S. Anderson	Director
Charles W. McQueary	Director
John F. Nickoll	Director
Sanjay H. Patel	Director
Bruce C. Vladeck	Director
Steven L. Volla	Director
Milton J. Walters	Director

     Richard K. Matros, age 48, has been the Chairman of the Board and Chief Executive Officer of the Company since November 2001. Mr. Matros served as Chief Executive Officer and President of Bright Now! Dental from 1998 to 2000. He served Regency Health Services, Inc., a publicly held long-term care operator, as Chief Executive Officer from 1995 to 1997, as President and a director from 1994 to 1997, and as Chief Operating Officer from 1994 to 1995. He served Care Enterprises, Inc. as Chief Executive Officer during 1994, as President, Chief Operating Officer and a director from 1991 to 1994, and as Executive Vice President - Operations from 1988 to 1991. Mr. Matros currently serves on the board of directors of Bright Now! Dental, Care Meridian LLC, Geriatrix and Protocare, Inc.

     Kevin W. Pendergest, age 48, has been an Executive Vice President and the Chief Financial Officer of the Company since March 1, 2002. Mr. Pendergest was the President and owner of Strategic Alliance Network, a healthcare services advisory firm, from 1995 to February 2002. From 1990 to 1995 he was Executive Vice President and Chief Financial Officer of GranCare, Inc., a publicly held long-term care company. From 1981 to 1989, Mr. Pendergest held various positions with Deloitte Haskins & Sells, most recently as Partner in Charge of Healthcare Consulting for the Western Region of the United States.

     Wallace E. Boston, Jr., age 47, has been the Principal Financial Officer of the Company since March 1, 2002. Mr. Boston was the Chief Financial Officer of the Company from August 2001 until March 2002. Mr. Boston served Neighborcare Pharmacies, an institutional pharmacy company, as President and Chief Executive Officer from 1999 to 2001 and as Executive Vice President and Chief Operating Officer from 1998 to 1999. He served Manor Care Health Services, Inc., a long-term care company, as Senior Vice President-Acquisitions & Development from 1996 to 1998 and as Vice

President-Finance from 1993 to 1996. Mr. Boston previously served as Vice President and Chief Financial Officer of Meridian Healthcare, Inc. from 1985 to 1992, as Senior Vice President and Chief Financial Officer of National Realty Services from 1983 to 1985, and with Price Waterhouse Management Advisory Services from 1978 to 1983, most recently as Manager.

     William A. Mathies, age 42, has been President of SunBridge Healthcare Corporation, an inpatient services subsidiary of the Company, since March 1, 2002. From 1995 to March 2002, Mr. Mathies served as Executive Vice President of Beverly Enterprises, Inc., a long-term care company. Most recently, he was the Executive Vice President of Innovation/Services for Beverly. He previously served Beverly as President of Beverly's Health and Rehabilitation Services, (the LTC subsidiary of Beverly) from 1995 to 2000, Vice President of Operations for California from 1988 to 1995, as a Regional Manager from 1986 to 1988 and as a facility administrator from 1981 to 1986.

     Warren C. Schelling, age 48, has been Senior Vice President of Ancillary Services of the Company since 2000. Mr. Schelling previously served the Company as President and Chief Operating Officer of its international operations from 1999 to 2001, as Senior Vice President for its pharmaceuticals division from 1996 to 1999, on the Board of Directors from 1996 to 1998 and as President of SunScript Pharmacy Corporation from 1994 to 1996. Mr. Schelling was the President and Chief Operating Officer of HPI Health Care Services, Inc., which provided pharmacy management services, from 1993 to 1994. During 1994, Mr. Schelling also served as the Executive Vice President/Pharmacy Services Officer at Diagnostek, Inc. From 1985 to 1993, Mr. Schelling was a manager at HPI Health Care Services, Inc. Mr. Schelling was an executive officer of the Company when it commenced its chapter 11 bankruptcy proceeding in October 1999.

     Heidi J. Fisher, age 45, has been Senior Vice President of Human Resources of the Company since February 2002. From 1998 to 2002, Ms. Fisher was Vice President Human Resources of Bright Now! Dental, a dental practice management company. From 1997 to 1998, she was Corporate director of Human Resources at Covenant Care, Inc., a long-term care company. From 1994 to 1997, Ms. Fisher was with Regency Health Services, Inc., a long-term care company, most recently with the title Senior Director of Human Resources. From 1987 to 1994, Ms. Fisher was Senior Manager of Human Resources with Volt Delta Resources, Inc.

     Robert F. Murphy, age 48, has been General Counsel of the Company since 1995 and Secretary of the Company since 1996. From 1986 to 1995 Mr. Murphy served in several capacities as an officer and legal counsel to FHP International Corporation, including most recently as Vice President and Associate General Counsel. Prior to 1986, Mr. Murphy was in private practice. Mr. Murphy was an executive officer of the Company when it commenced its chapter 11 bankruptcy proceeding in October 1999.

     Chauncey J. Hunker, Ph.D., age 51, has been Corporate Compliance Officer of the Company since 2000. From 1996 to 2000, Dr. Hunker served as Vice President of Continuous Quality Improvement of SunDance Rehabilitation Corporation, the Company's rehabilitation therapy subsidiary ("SunDance"). From 1995 to 1996, he was a Clinical Director of SunDance, and from 1992 to 1995 he was Regional Vice President of Learning Services - Midwestern Regional Facility in Madison, Wisconsin. Dr. Hunker has also served as Adjunct Assistant Professor, Department of Neurology, at the University of Wisconsin Medical School since 1989.

     Robert K. Schneider, age 54, has been a Vice President and the Treasurer of the Company since July 2001. Mr. Schneider provided investment banking consulting services from 1996 to 2001. He was Treasurer of the Hillhaven Corporation and Vencor, Inc. (after Vencor's acquisition of Hillhaven) from

1990 to 1996. Mr. Schneider was a Vice President and Manager of Seattle First National Bank from 1974 to 1990.

     Jennifer L. Botter, age 39, has been Vice President and Corporate Controller of the Company since 2000. From 1998 to 1999, Ms. Botter held various positions within the Company. From 1996 to 1998, she was Director of Finance for Fulcrum Direct, Inc., a manufacturer and cataloguer of children's apparel. From 1984 to 1996 she held financial consulting and accounting positions in the high technology and manufacturing industries.

     John W. Adams, age 58, has served as a Director of the Company since February 28, 2002. Mr. Adams has served as President of Smith Management, LLC, a private investment firm, since 1984. From 1972 to 1983 he was a partner at the law firm of Dillon, Bitar & Luther. Mr. Adams currently serves as Chairman of the Board of Hawaiian Airlines, a publicly held airline.

     Gregory S. Anderson, age 45, has served as a Director of the Company since November 2001. Mr. Anderson has served as the President and Chief Executive Officer of Quality Care Solutions, Inc. ("QCSI"), a publicly held provider of software and services for the healthcare industry, since 1998. Prior to 1998 Mr. Anderson was in the venture capital business. From 1993 to 1998 he was President of Anderson & Wells Co., the venture capital manager of Sundance Venture Partners and El Dorado Investment Co. Mr. Anderson currently serves on the board of directors of QCSI, American OBGYN, Inc., Glendora Hospital and Valley Commerce Bank.

     Charles W. McQueary, age 49, has served as a Director of the Company since February 28, 2002. Mr. McQueary served ProMedCo, Inc., a national medical practice management company, as Chief Executive Officer from February 2001 to December 2001 and as Senior Vice President - Operations from May 1997 to February 2001. Mr. McQueary previously served as Regional Vice President of Med Partners, Inc. from 1995 to 1997 and as Chief Operating Officer and Chief Financial Officer of Asthma & Allergy CareAmerica, Inc. from 1993 to 1995. Prior to that, he held offices with other health care companies and various positions with independent accounting firms.

     John F. Nickoll, age 67, has served as a Director of the Company since February 28, 2002. Mr. Nickoll has served as President, Chairman and Chief Executive Officer of the Foothill Group, Inc., a subsidiary of Wells Fargo, since 1970. Mr. Nickoll is also Managing General Partner of Foothill Partners, L.P., Foothill Partners II, L.P., Foothill Partners III, L.P. and Foothill Income Trust II, L.P., each of which invest in senior bank debt and other types of debt issues. Mr. Nickoll currently serves as a director of the Foothill Group, Inc. and CIM High Yield Securities, a closed end high yield bond fund.

     Sanjay H. Patel, age 41, has served as a Director of the Company since February 28, 2002. Mr. Patel has served as Co-President of GSC Partners, a private equity firm, since 1998. Mr. Patel served Goldman, Sachs & Co. as Managing Director in the Principal Investment Area from 1992 to 1998, in the Leveraged Buyout Department from 1987 to 1992 and in the Mergers and Acquisitions Department from 1983 to 1985. Mr. Patel currently serves on the Board of Directors of Project Time & Cost, Inc., ETEC Ventures, Ltd. (Mauritus), ForcesGroup, Ltd., Waddington North America, Inc., Tracmail (Bermuda) Ltd., Atlantic Express Transportation Group and GSCP Recovery, Inc.

     Bruce C. Vladeck, Ph.D., age 52, has served as a Director of the Company since November 2001. Dr. Vladeck has served as Senior Vice President for Policy for Mount Sinai NYU Health, Director of the Institute for Medicare Practice and Professor of Health Policy and Geriatrics at the Mount Sinai School of Medicine since 1998. From 1993 to 1997 Dr. Vladeck was Administrator of the Health Care Financing

Administration (HCFA) of the U.S. Department of Health and Human Services. From 1983 to 1993, Dr. Vladeck served as President of United Hospital Fund of New York. Dr. Vladeck currently serves on the board of directors of Senior Health Partners, a managed long-term care program, and as a Trustee of Ascension Health, the March of Dimes Birth Defects Foundation and the Medicare Rights Center.

     Steven L. Volla, age 55, has been a director of the Company since November 2001. Mr. Volla has served as President of Health Equities Management, Inc., an investor in and advisor to healthcare companies, since 1994. He served as Chairman of Primary Health Systems, Inc., an acute care hospital management company, from 1994 to 2001. He served as President, Chief Executive Officer and Chairman of the Board of American Healthcare Management, Inc., a publicly held hospital management company, from 1989 to 1994. He has also served Universal Health Services, Inc. as Senior Vice President - Operations and UHS Hospital Company as President. Mr. Volla currently serves on the board of directors of Pathmark Stores, Inc., a publicly held operator of supermarkets; Brown Schools, Inc., a privately held education company; and Specialty Hospital of America, a privately held long-term acute care hospital management company.

     Milton J. Walters, age 59, has been a director of the Company since November 2001. Mr. Walters has served with investment banking companies for over 30 years, including: Tri-River Capital since 1999 and from 1988 to 1997, as President; Prudential Securities from 1997 to 1999, most recently as Managing Director; Smith Barney from 1984 to 1988, most recently as Senior Vice President and Managing Director; Warburg Paribas Becker from 1965 to 1984, most recently as Managing Director. He currently serves on the Board of Directors of Quest Products Corporation, a publicly held marketing company, and as Chairman of MDHIO, Inc. Marketing, a privately held marketer of golf contests.

     Pursuant to the Company's Joint Plan of Reorganization, the Company's Board of Directors consists of nine members. The holders of the senior lender claims selected eight of the members: Messrs. Adams, Anderson, McQueary, Nickoll, Patel, Vladeck, Volla and Walters to serve on the Board for a one-year term. The Plan provides that the ninth member is the Company's Chief Executive Officer, Mr. Matros. After the initial year, the holders of Sun's common stock will elect new members to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act and the rules promulgated thereunder require the Company's directors and executive officers and persons who own more than ten percent of the Company's Common Stock to report their ownership and changes in their ownership of Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of the reports must also be furnished to the Company. Specific due dates for the reports have been established by the Commission and the Company is required to report any failure of its directors, executive officers and more than ten percent stockholders to file by these dates.

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met.

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides information concerning employment compensation for services to the Company and its subsidiaries for the fiscal years shown for those persons (the "Named Executive Officers") who were, during the year ended December 31, 2001, (i) the individuals who served as chief executive officer, (ii) the other four most highly compensated executive officers of the Company and (iii) a former officer who would have been one of the most highly compensated officers but who was not with the Company on December 31, 2001.

Name and Principal Position	Year	Annual Compensation Salary Bonus		Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation
Richard K. Matros (1) Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ 85,000 - -	$ - - -	- - -	$ - - -
Warren C. Schelling Senior Vice President Ancillary Services	2001 2000 1999	340,808 320,008 320,008	200,000 150,000 -	- - 13,600 (2)	1,082 780 1,587	(3)
Robert F. Murphy General Counsel and Secretary	2001 2000 1999	313,905 285,012 285,012	113,359 - -	- - 11,200 (2)	1,187 1,097 2,458	(4)
Chauncey J. Hunker Corporate Compliance Officer	2001 2000 1999	234,790 182,288 133,500	29,700 28,100 9,938	- - 3,160 (2)	1,774 1,532 1,390	(5)
Mark G. Wimer (6) Former Chief Executive Officer and President	2001 2000 1999	691,875 596,255 450,008	389,424 - -	- - 16,960 (2)	899,007 2,092 3,313	(7)
Robert D. Woltil (8) Former Chief Financial Officer	2001 2000 1999	291,963 425,022 425,022	169,038 - -	- - 14,000 (2)	456,426 1,797 1,810	(9)
Jack Tindal Chief Administrative Officer	2001 2000 1999	183,343 206,373 154,508	78,179 - -	- - 2,960 (2)	1,923 1,745 1,550	(10)

                ______________________

(1)	Mr. Matros was appointed Chief Executive Officer of the Company on November 7, 2001.
(2)

Represents options issued by the Company in exchange for the cancellation of previously granted stock options in May 1999. The new options were later cancelled upon the Company's emergence from chapter 11 bankruptcy proceedings on February 28, 2002.

(3)	Consists of the value of life insurance premiums paid on his behalf by the Company. 58
(4)	Consists of $744 of matching contributions under the Company's 401(k) Plan and the value of $443 of life insurance premiums paid on his behalf by the Company.
(5)	Consists of $1,275 of matching contributions under the Company's 401(k) Plan and the value of $499 of life insurance premiums paid on his behalf by the Company.
(6)	Mr. Wimer resigned from the Company on November 6, 2001.
(7)

Consists of $892,882 paid to Mr. Wimer in severance payments, $1,000 of matching contributions under the Company's 401(k) Plan and the value $5,125 of life insurance premiums paid on his behalf by the Company.

(8)	Mr. Woltil's services to the Company terminated in July 2001.
(9)

Consists of $454,750 paid to Mr. Woltil in severance payments, $1,275 of matching contributions under the Company's 401(k) Plan and the value $401 of life insurance premiums paid on his behalf by the Company.

(10)	Consists of $1,275 of matching contributions under the Company's 401(k) Plan and the value of $648 of life insurance premiums paid on his behalf by the Company.

Fiscal Year-End Option Values

     Set forth in the table below is information concerning the value of stock options held as of December 31, 2001 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2001. Sun's outstanding common stock and stock options, including those set forth in the table below, were cancelled upon the Company's emergence from chapter 11 bankruptcy proceedings on February 28, 2002 without any recoveries to the holders of common stock or stock options.

	Number of Securities Underlying Unexercised Options-at-Year-End (#)		Value of Unexercised In-the-Money Options At-Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard K. Matros	-	-	$ -	$ -
Warren C. Schelling	9,067	4,533	-	-
Robert F. Murphy	7,467	3,733	-	-
Chauncey J. Hunker	2,107	1,053	-	-
Mark G. Wimer	-	-	-	-
Robert D. Woltil	-	-	-	-
Jack Tindal	1,974	986	-	-

__________________

(1)  The last reported sales price of the Common Stock, as reported on the Over-The-Counter Bulletin
       Board at December 31, 2001 was less than the exercise price of all stock options.

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

Employment Agreement

     The Company entered into an Employment Agreement with Richard K. Matros on February 28, 2002. The agreement terminates on November 6, 2005, although the term is automatically extended for an additional year on November 6, 2004, and on each anniversary thereafter, unless the Company or Mr. Matros provides notice of non-extension. Pursuant to the agreement, Mr. Matros will receive an annual base salary of $650,000 that is subject to annual merit increases as determined by the Board of Directors. In addition to the base salary, Mr. Matros is entitled to an annual bonus for each fiscal year in which the Company achieves or exceeds certain financial performance targets. If the targets are achieved, the bonus could be 50%, 75% or 100% of base salary, depending upon how much the targets are exceeded. Mr. Matros was also awarded 150,000 shares of restricted common stock and an option to purchase 150,000 shares of common stock on February 28, 2002. The restricted stock will vest as to 60,000 shares on February 28, 2003 and 30,000 shares on each of February 28, 2004, 2005 and 2006.

     Mr. Matros' Employment Agreement provides that in the event of his termination of employment by the Company without Good Cause, by Mr. Matros for Good Reason (each as defined in the Employment Agreement), or upon the expiration of the term of the agreement following the Company's notice of non-extension, then Mr. Matros would be entitled to a lump sum severance payment in the amount equal to the greater of: (i) the unpaid and unearned portion of his base salary for the remainder of the term of the agreement, or (ii) two year's base salary or, in the event such termination occurs on or within two years following the date of a change of control (as defined in the Employment Agreement), then three year's base salary.

     The Company is currently in the process of documenting employment agreements with Kevin W. Pendergest, William A. Mathies and Heidi J. Fisher.

Severance Agreements

     The Company has entered into Severance Agreements with Mr. Schelling and Mr. Murphy pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the Agreements). The severance payments would be equal to 24 months of their then-current salary. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination. Severance payments would be made in a lump sum or over a period of time at the discretion of the Company. If so elected, the Company could make the severance payments over time, which would release the executive from existing non-compete restrictions. Under this option, if the executive finds employment during the severance period, his severance payment will be reduced by the amount of the salary earned by him, up to a maximum of 50% of the aggregate severance payments. Otherwise, the payments could be made in a lump sum and the executive would remain subject to certain competitive prohibitions.

     The Company has entered into a Severance Agreement with Mr. Hunker pursuant to which he would receive severance payments in the event of his Involuntary Termination of employment (as defined in the Agreement). The severance payment would be equal to 12 months of his then-current salary, except that if the termination is the result of a Change of Control (as defined in the Agreement), the severance payments would equal 24 months of salary. In addition to the severance payment, he would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to him immediately prior to termination. His severance payment would be made in a lump sum.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 18, 2002 by (i) each director, (ii) the Named Executive Officers (as defined above) and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(1)

John W. Adams	-		-
Gregory S. Anderson	-		-
Chauncey J. Hunker	-		-
Richard K. Matros	180,000	(2)	2.0%	(3)
Charles W. McQueary	-		-
Robert F. Murphy	-		-
John F. Nickoll	873,239	(4)	9.8%	(3)
Sanjay H. Patel	1,156,762	(5)	12.9%	(3)
Warren C. Schelling	-		-
Jack Tindal	-		-
Bruce C. Vladeck	-		-
Steven L. Volla	-		-
Milton J. Walters	-		-
Mark G. Wimer	-		-
Robert D. Woltil	-		-
All directors and executive officers as a group (18 persons, including those named above)	2,250,001	(4)(5)(6)	24.9%	(3)

_____________________

*        Less than 1.0%

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 18, 2002 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)

Includes (i) 150,000 restricted shares awarded under the Company's 2002 Management Equity Incentive Plan which may be subject to a substantial risk of forfeiture and (ii) 30,000 shares which could be purchased pursuant to stock options.

61
(3)

As of March 18, 2002, only 8,949,977 shares of common stock had been issued under the Company's Plan of Reorganization, which provides for the issuance of approximately 10,150,000 shares in total. Upon issuance of the remaining shares, the beneficial ownership percentages would be as follows: Mr. Matros, 1.8%; Mr. Nickoll, 8.6%; Mr. Patel, 11.4%; and all directors and officers, 22.0%.

(4)	Consists of shares held by The Foothill Group, Inc. and its affiliates, of which Mr. Nickoll is an executive officer. The shares are subject to shared voting and investment power. See table below.

(5)

Consists of shares held by GSC Partners, and its affiliates. The shares may be subject to shared voting and dispositive power. Mr. Patel disclaims beneficial ownership of these securities. See table below.

(6)	Includes (i) 150,000 restricted shares awarded under the Company's 2002 Management Equity Incentive Plan and (ii) 70,000 shares which could be purchased pursuant to stock options.

     The following table and footnotes set forth certain information regarding the beneficial ownership of Common Stock as of March 18, 2002 by each person believed by the Company to be the beneficial owner of more than five percent of Common stock of the Company.
Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(1)
The Foothill Group, Inc. 2450 Colorado Avenue Suite 3000 Santa Monica, CA 90404	873,239 (2)	9.8% (3)
Goldman Sachs & Co. 85 Broad Street 6th Floor New York, NY 10004	805,614 (4)	9.0% (3)
GSC Partners 500 Campus Drive Suite 220 Florham Park, NJ 07932	1,156,762 (5)	12.9% (3)
JP Morgan Chase Bank 1 Chase Manhattan Plaza 8th Floor New York, NY 10081	702,602 (6)	7.8% (3)
(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have shared voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)

Based on information included in Schedule 13G filed with the Commission on March 12, 2002. Consists of shares beneficially held by The Foothill Group, Inc., Foothills Partners III, L.P., Stearns Family Trust 2001, Dennis R. Ascher, Jeffrey T. Nikora Family Trust, John F. Nickoll Living Trust, Foothill Income Trust, L.P., FIT GP, LLC, Foothill Partners IV, L.P., and FP IV GP, LLC.

(3)

As of March 18, 2002, only 8,949,977 shares of common stock have been issued pursuant to the Company's Plan of Reorganization, which provides for the issuance of approximately 10,150,000 shares in total. Upon issuance of the remaining shares, the beneficial ownership percentages would be as follows: Foothill Partners, 8.6%; Goldman Sachs, 7.9%; GSCP Recovery, 11.4%; and JP Morgan, 6.9%.

(4)	Based on information provided to the Company by a representative of Goldman Sachs & Co. on March 26, 2002.
(5)

Based on information included in Schedule 13D filed with the Commission on March 13, 2002. Consists of shares beneficially held by Greenwich Street Capital Partners II, L.P., GSCP (NJ), L.P., GSCP (NJ), Inc., Greenwich Street Investments II, L.L.C., GSC Recovery II, L.P., GSC Recovery II GP, L.P., GSC Recovery, Inc., GSC Recovery IIA, L.P. and GSC Recovery IIA GP, L.P.

(6)	Based on the number of shares issued to J.P. Morgan Chase Bank on February 28, 2002.

Item 13. Certain Relationships and Related Transactions

     As of December 31, 2001, SunBridge was a lessee or assignee of five facilities from partnerships in which Mr. John Bingaman, a former director of the Company, has an equity interest of greater than ten percent. The aggregate lease payments, including base rents, contingent rents and other miscellaneous payments in connection with these leases, totaled approximately $2.0 million in 2001.

     Prior to Mr. Pendergest joining the Company as Executive Vice President and Chief Financial Officer in March 2002, he served as a court appointed examiner of the Company during its chapter 11 bankruptcy proceedings. Mr. Pendergest provided these services as an independent contractor of Crossroads, LLC, of which he had no ownership interest. All of the payments made to Mr. Pendergest in his capacity as the examiner were approved by the bankruptcy court. The Company paid Crossroads a total of approximately $1,509,000 for services rendered, plus expenses, and Crossroads paid Mr. Pendergest a total of approximately $215,000 for his services, plus expenses. In addition to Mr. Pendergest, Crossroads provided other professionals and consultants to assist with the Company.

     Prior to Mr. Schneider joining the Company as Vice President and Treasurer in July 2001, he provided certain consulting services to the Company during its chapter 11 bankruptcy proceedings related to the renegotiation of various facility leases. During the year ended December 31, 2001, the Company paid Mr. Schneider an aggregate of approximately $142,000 for his consulting services, plus expenses. All of the payments to Mr. Schneider were approved by the bankruptcy court. Mr. Schneider did not provide any consulting services to the Company after he became Vice President and Treasurer.

     Sanjay H. Patel is a member of the Company's Board of Directors and the Co-President of GSC Partners. Through its affiliates, GSC Partners beneficially holds more than 5% of the Company's common stock. See "Item 10 - Directors and Executive Officers of the Registrant" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management." An affiliate of GSC Partners, GSC Partners CDO Fund III, is a party to the Company's Term Loan Agreement and as of March 28, 2002 the Company was indebted to GSC Partners CDO Fund III under that agreement for approximately $11.0 million.

     John F. Nickoll is a member of the Company's Board of Directors and the President, Chairman and Chief Executive Officer of The Foothill Group, Inc. and the Managing Member of FIT GP, LLC, the General Partner of Foothill Income Trust, L.P. Through its affiliates, The Foothill Group, Inc. beneficially holds more than 5% of the Company's common stock. See "Item 10 - Directors and Executive Officers of the Registrant" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management." Foothill Income Trust L.P. is a party to the Company's Revolving Loan Agreement and Term Loan Agreement and as of March 28, 2002 the Company was indebted to Foothill Income Trust L.P. under those agreements for approximately $7.9 million.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Financial Statement Schedules

     (i)  Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets for the years ended December 31, 2001 and 2000

Consolidated Statements of Losses for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Deficit for the years ended December 31
                2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
                1999

           Notes to Consolidated Financial Statements

    (ii)   Financial Statement Schedules:

           Report of Independent Public Accountants

           Schedule II Valuation and Qualifying Accounts for the years ended December 31,
                2001, 2000 and 1999

(All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or not required).

(b)  Reports on Form 8-K

      Form 8-K dated November 7, 2001 reporting the filing of the Company's Joint Plan of
      Reorganization in the U.S. Bankruptcy Court for the District of Delaware.

(c)  Exhibits

Exhibit Number	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Amended and Restated Bylaws of the Company

4.1*	Form of Registration Rights Agreement among the Company and the parties named therein dated as of February 28, 2002

4.2(1)	Warrant Agreement dated February 28, 2002 between the Company and American Stock Transfer & Trust Company

4.3(1)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

10.1*

Loan and Security Agreement dated February 28, 2002 among the Company and certain of its subsidiaries as Borrowers, Heller Healthcare Finance, Inc., as Collateral Agent and Lender, Citicorp, USA, Inc., as Administrative Agent and Lender and certain other lending institutions

10.2*	Term Loan and Note Purchase Agreement dated February 28, 2002 among the Company and certain of its subsidiaries as Borrowers, U.S. Bank as Administrative Agent and certain other lending institutions

10.3*	The Company's 2002 Management Equity Incentive Plan

10.4*	Form of Expense Indemnification Agreement between the Company and certain former and current directors and officers

10.5*	Form of Severance Agreements entered into between the Company and Robert F. Murphy and Warren C. Schelling

10.6*	Form of Severance Agreement entered into between the Company and Chauncey J. Hunker

10.7(2)	Joint Plan of Reorganization dated December 18, 2001

10.7.1(2)	Amendments to Joint Plan of Reorganization

10.8(2)	Disclosure Statement dated December 18, 2001

10.9*	Employment Agreement dated February 28, 2002 between the Company and Richard K. Matros

10.10*	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and the Company dated July 12, 2001

21*	Subsidiaries of the Registrant

99.1*	Confirmation of Receipt of Assurances from Arthur Andersen LLP

_______________

*       Filed herewith.

(1)  Incorporated by reference from exhibits to the Company's Form 8-A filed on March 6, 2002.

(2)  Incorporated by reference from exhibits to the Company's Form 8-K dated February 28, 2002, as amended on Form 8-K/A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

March 29, 2002

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints each of Richard K. Matros and Robert F. Murphy as his attorney-in-fact, to sign this Report on his or her behalf, individually and in the capacity stated below, and to file all supplements and amendments to this Report and any and all instruments or documents filed as a part of or in connection with this Report or any amendment or supplement thereto, and any such attorney-in-fact may make such changes and additions to this Report as such attorney-in-fact may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 29, 2002 in the capacities indicated.

Signatures	Title

/s/ Richard K. Matros Richard K. Matros	Chairman of the Board, Chief Executive Officer (Principle Executive Officer)

/s/ Wallace E. Boston, Jr. Wallace E. Boston, Jr.	Principal Financial Officer (Principal Financial Officer)

/s/ Jennifer L. Botter Jennifer L. Botter	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ John W. Adams John W. Adams	Director

/s/ Gregory S. Anderson Gregory S. Anderson	Director

/s/ Charles W. McQueary Charles W. McQueary	Director

/s/ John F. Nickoll John F. Nickoll	Director

/s/ Sanjay H. Patel Sanjay H. Patel	Director

/s/ Bruce C. Vladek Bruce C. Vladek	Director
69
/s/ Steven L. Volla Steven L. Volla	Director

/s/ Milton J. Walters Milton J. Walters	Director

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

Index to Consolidated Financial Statements

December 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sun Healthcare Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. (Debtor-in-Possession) (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of losses, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. (Debtor-in-Possession) and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
March 18, 2002

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000
(in thousands)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 50,649	$ 37,589
Accounts receivable, net of allowance for doubtful accounts of $73,819 and $128,106 at December 31, 2001 and 2000, respectively	204,733	195,362
Inventory, net	20,415	22,676
Other receivables, net of allowance of $2,566 and $1,351 at December 31, 2001 and 2000, respectively	9,556	6,896
Prepaids and other assets	5,653	4,693
Total current assets	291,006	267,216
Property and equipment, net	133,216	180,285
Assets held for sale	18,158	156,342
Notes receivable, net of allowance of $3,650 and $628 at December 31, 2001 and 2000, respectively	4,895	14,554
Goodwill, net	177,202	188,005
Other assets, net	25,327	43,586
Total assets	$ 649,804	$ 849,988
	========	========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS (Continued)

As of December 31, 2001 and 2000
(in thousands except share data)

LIABILITIES AND STOCKHOLDERS' DEFICIT
	2001	2000
Current liabilities:
Current portion of long-term debt	$ 54,975	$ 86,039
Accounts payable	30,335	37,526
Accrued compensation and benefits	79,328	101,977
Accrued self-insurance obligations	47,097	28,018
Income taxes payable	12,430	13,328
Other accrued liabilities	80,100	139,229
Total current liabilities	304,265	406,117
Liabilities subject to compromise (see Note 2)	1,549,139	1,529,928
Accrued self-insurance obligations, net of current portion	51,380	22,719
Long-term debt, net of current portion	23,260	54,211
Obligations under capital leases, net of current portion	-	53,553
Other long-term liabilities	22,544	26,737
Total liabilities	1,950,588	2,093,265
Commitments and contingencies (see Note 10)
Minority interest	5,405	5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	296,101
Stockholders' deficit:
Common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 and 65,230,853 shares issued and outstanding as of December 31, 2001 and 2000, respectively	652	652
Additional paid-in capital	825,099	825,147
Accumulated deficit	(2,400,655)	(2,331,218)
Accumulated other comprehensive loss	-	(12,483)
	(1,574,904)	(1,517,902)
Less:
Common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001 and 2000	(27,376)	(27,376)
Grantor stock trust, at market, 1,915,935 shares as of December 31, 2001 and 2000	(10)	(60)
Total stockholders' deficit	(1,602,290)	(1,545,338)
Total liabilities and stockholders' deficit	$ 649,804	$ 849,988
	=========	========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF LOSSES

For the Years Ended December 31, 2001, 2000 and 1999
(in thousands except per share data)

	2001	2000	1999

Total net revenues	$ 2,075,234	$ 2,458,928	$ 2,529,039
Costs and expenses:
Operating costs	1,895,662	2,230,423	2,477,713
Corporate general and administrative	104,315	153,133	159,671
Depreciation and amortization	32,785	45,881	81,325
Provision for losses on accounts receivable	25,972	33,496	123,217
Loss on impairment	18,825	191,316	457,449
Interest, net (contractual interest expense of $142,800, $146,406 and $30,546 for 2001, 2000 and 1999, respectively)	12,635	34,269	129,054
Legal and regulatory matters, net	11,000	2,480	38
Restructuring costs	1,064	(1,090)	27,353
(Gain) loss on sale of assets, net	(825)	(21,400)	78,673
Loss on termination of interest rate swaps	-	-	2,488
Total costs and expenses before reorganization items	2,101,433	2,668,508	3,536,981
Dividends on convertible preferred securities of subsidiary	-	-	20,407
Losses before reorganization costs, income taxes and cumulative effect of change in accounting principle	(26,199)	(209,580)	(1,028,349)
Reorganization costs, net	42,917	335,875	48,132
Losses before income taxes and cumulative effect of change in accounting principle	(69,116)	(545,455)	(1,076,481)
Income tax provision	321	256	161
Losses before cumulative effect of change in accounting principle	(69,437)	(545,711)	(1,076,642)
Cumulative effect of change in accounting principle	-	-	(12,816)
Net losses	$ (69,437)	$ (545,711)	$ (1,089,458)
	=======	========	=======
Net losses per common and common equivalent share:
Losses before cumulative effect of change in accounting principle

Basic and diluted	$ (1.14)	$ (9.04)	$ (18.40)
	=======	========	=======
Net losses:

Basic and diluted	$ (1.14)	$ (9.04)	$ (18.62)
	=======	========	=======
Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	61,096	60,347	58,504
	=======	========	=======

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands)
	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Issued and outstanding at beginning of year	65,231	$ 652	63,937	$ 639	61,930	$ 619
Conversion of 6-1/2% Convertible Subordinated Debentures due 2003	-	-	-	-	774	8
Conversion of 7% Convertible Trust Issued Preferred Securities	-	-	1,335	13	1,094	11
Cancellation of Restricted Stock Awards	(22)	-	(41)	-	(18)	-
Employee Stock Purchase and other	-	-	-	-	157	1
Common Stock Issued and outstanding at end of year	65,209	652	65,231	652	63,937	639
	=====		====		=====	=====
Additional Paid-in Capital
Balance at beginning of year		825,147		798,305		774,860
Conversion of 6-1/2% Convertible Subordinated Debentures due 2003		-		-		12,626
Conversion of 7% Convertible Trust Issued Preferred Securities		-		26,860		22,011
Adjustment to market value of common stock held by the Grantor Stock Trust		(50)		(18)		(12,512)
Conversion of Mediplex convertible debt		-		-		1,579
Cancellation of Restricted Stock Awards		2		-		(259)
Additional paid-in capital at end of year		825,099		825,147		798,305

Retained Deficit
Balance at beginning of year		(2,331,218)		(1,785,507)		(696,049)
Net losses		(69,437)		(545,711)		(1,089,458)
Retained deficit at end of year		(2,400,655)		(2,331,218)		(1,785,507)

Accumulated Other Comprehensive Income
Balance at beginning of year		(12,483)		(5,017)		2,902
Foreign currency translation adjustment, net of tax		12,483		(7,466)		(7,919)
Accumulated other comprehensive income (loss) at end of year		-		(12,483)		(5,017)
Total		(1,574,904)		(1,517,902)		(991,580)

Unearned Compensation
Balance at beginning of year		-		(3,966)		(8,552)
Cancellation of Restricted Stock Awards		-		3,966		260
Amortization of stock issued under restricted stock option plan		-		-		4,326
Unearned compensation at end of year		-		-		(3,966)

Common Stock in Treasury
Balance at beginning of year	2,213	(27,376)	2,213	(27,376)	2,125	(26,967)
Acquired at cost	-	-	-	-	88	(409)
Common stock in treasury at end of year	2,213	(27,376)	2,213	(27,376)	2,213	(27,376)
	=====		====		=====
Grantor Stock Trust
Balance at beginning of year	1,916	(60)	1,916	(78)	1,989	(13,054)
Issuance of common stock from the Grantor Stock Trust	-	-	-	-	-	464
Adjustment to market value of common stock held by the Grantor Stock Trust	-	50	-	18	(73)	12,512
Grantor stock trust at end of year	1,916	(10)	1,916	(60)	1,916	(78)
	=====		====		=====
Total stockholders' deficit		$ (1,602,290)		$(1,545,338)		$(1,023,000)
		=======		=======		======

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net losses	$ (69,437)	$ (545,711)	$ (1,089,458)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
(Gain) loss on sale of assets, net	(825)	(21,400)	78,673
Loss on impairment	18,825	191,316	457,449
Cumulative effect of change in accounting principle	-	-	12,816
Reorganization costs, net	42,917	335,875	48,132
Depreciation and amortization	32,785	45,881	81,325
Provision for losses on accounts receivable	25,972	33,496	123,217
Legal and regulatory costs	11,000	1,245	-
Other, net	9,596	(20,186)	18,055
Changes in operating assets and liabilities:
Accounts receivable	(36,914)	(18,720)	160,864
Other current assets	945	11,029	8,412
Other current liabilities	8,021	859	72,607
Income taxes payable	1,067	2,115	35,430
Net cash provided by operating activities before reorganization costs	43,952	15,799	7,522
Net cash paid for reorganization costs	(19,583)	(17,520)	(269)
Net cash provided by (used for) provided by operating activities	24,369	(1,721)	7,253
Cash flows from investing activities:
Capital expenditures	(30,330)	(55,366)	(102,453)
Acquisitions, net of cash acquired	-	(974)	(5,731)
Proceeds from sale of assets	18,164	24,980	8,735
Proceeds from redemption of strategic investment	10,115	-	-
Repayment (issuance) of long-term notes receivable	885	(6,088)	15,857
Decrease in other assets	2,626	5,536	45,179
Proceeds from sale and leaseback of property and equipment	-	-	38,600
Net cash provided by (used for) investing activities	1,460	(31,912)	187
Cash flows from financing activities:
(Payments) borrowings under Revolving Credit Agreement (postpetition), net	(12,441)	54,901	12,125
Long-term debt borrowings	3,842	9,667	126,062
Long-term debt repayments (prepetition)	(82)	(14,663)	(92,502)
Principal payments on prepetition debt authorized by Bankruptcy Court	(3,017)	(3,406)	(36,118)
Conversion of Mediplex 6.5% Convertible Subordinated Debentures due 2003	-	-	(6,649)
Net proceeds from issuance of common stock	-	-	1,784
Purchases of treasury stock	-	-	(409)
Other financing activities	(1)	(4)	(14,480)
Net cash (used for) provided by financing activities	(11,699)	46,495	(10,187)
Effect of exchange rate on cash and cash equivalents	(1,070)	(320)	290
Net increase (decrease) in cash and cash equivalents	13,060	12,542	(2,457)
Cash and cash equivalents at beginning of year	37,589	25,047	27,504
Cash and cash equivalents at end of year	$ 50,649	$ 37,589	$ 25,047
	=========	=======	=======

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(1)  Nature of Business

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter collectively referred to as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation therapy services and pharmaceutical services. Long-term and subacute care, outpatient therapy and pharmaceutical services are provided through Company-operated facilities. Rehabilitative therapy services are provided both in Company-operated and other nonaffiliated facilities located in the United States.

(2)  Emergence from Chapter 11 Bankruptcy Proceedings

     On October 14, 1999 (the "Filing Date"), Sun Healthcare Group, Inc. and substantially all of its U.S. operating subsidiaries filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code ("chapter 11"). On February 6, 2002, the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirmed the Company's joint plan of reorganization ("Plan of Reorganization") and on February 28, 2002 the Company consummated the Plan. See "Note 23 - Subsequent Events." The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

     Under chapter 11, certain claims against the Company in existence prior to the Filing Date were stayed while the Company continued its operations as a debtor-in-possession. These claims are reflected in the December 31, 2001 and 2000 balance sheets as "liabilities subject to compromise." Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise." As part of the Company's emergence from chapter 11 proceedings, all of the "liabilities subject to compromise" have been discharged, reinstated or repaid.

     The Company determined that, generally, the fair market value of the collateral was less than the principal amount of its secured prepetition debt obligations; accordingly, the Company discontinued accruing interest on substantially all of these obligations as of the Filing Date. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

Liabilities Subject to Compromise
	December 31, 2001	December 31, 2000
	(in thousands)	(in thousands)

Revolving Credit Facility	$ 437,066	$ 433,319
Credit Facility Term Loans	358,981	358,981
Senior Subordinated Notes due 2007	250,000	250,000
Senior Subordinated Notes due 2008	150,000	150,000
Interest payable	101,856	102,094
Convertible Subordinated Debentures due 2004	83,300	83,300
Prepetition trade and other miscellaneous claims	88,171	65,834
Mortgage notes payable due at various dates through 2005	46,023	46,214
Other long-term debt	14,377	15,984
Industrial Revenue Bonds	8,365	8,620
Senior Subordinated Notes due 2002	6,161	6,161
Capital Leases	3,457	8,039
Convertible Subordinated Debentures due 2003	1,382	1,382
Total liabilities subject to compromise	$ 1,549,139	$ 1,529,928
	=======	=======

     During 2001 the Company identified approximately $16.5 million of additional self-insurance obligations which is included in the prepetition trade and other miscellaneous claims as of December 31, 2001.

     Since October 14, 1999, the payment of certain prepetition claims (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court have reduced "liabilities subject to compromise."

     Under the Bankruptcy Code, the Company could elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Bankruptcy Code generally accords priority to claims and expenses in the following order. First, distributions are made to secured creditors to the extent of their interest in collateral. Unencumbered assets, or the value thereof, are distributed in the following order: to holders of super-priority claims, such as the lenders under the debtor-in-possession financing (the "DIP Financing Agreement"), holders of administrative expense claims, holders of claims for wages and salaries, holders of claims with respect to contributions to employee benefit plans, holders of certain tax claims, holders of unsecured claims and holders of equity interests. See "Note 8 - Debtor-in-Possession Financing" and "Note 23 - Subsequent Events."

     At December 31, 2001, the Company was in default with respect to substantially all of its prepetition borrowings. The Company's prepetition bank debt was collateralized by (i) a pledge of stock in the Company's U.S. subsidiaries, (ii) a pledge of approximately 66 percent of the stock in certain of the Company's direct foreign subsidiaries, (iii) a security interest in intersegment debt owed by subsidiaries to the Company and (iv) a pledge of certain notes held by the Company.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

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

     For the period from the Filing Date through December 31, 2001, reorganization costs, net, were a total of $426.9 million. Reorganization costs for the years ended December 31 consisted of the following (in thousands):

	2001	2000	1999

Professional fees	$ 25,779	$ 27,756	$ 4,115
Loss on sale of assets	15,267	313,781	7,085
Other	3,795	866	-
Write-off of debt discounts and deferred issuance costs	-	-	37,614
Less interest earned on accumulated cash	(1,924)	(2,807)	(682)
Gain on sale of assets	-	(3,721)	-
Total	$ 42,917	$ 335,875	$ 48,132
	======	=======	======

(3)  Summary of Significant Accounting and Financial Reporting Policies

(a)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. Investments in affiliates in which the Company owns 20% to 50% are carried on the equity method. Investments in companies owned less than 20% are carried at cost. All significant intersegment accounts and transactions have been eliminated in consolidation. As a consequence of the bankruptcy filings in 1999, the non-filing subsidiaries of the Company fully reserved for their intersegment receivables from the filing subsidiaries. These amounts were not material.

(b)  Cash and Cash Equivalents

     The Company considers all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

(c)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, temporary medical staffing services revenues, pharmaceutical services revenues and other ancillary services revenues. Net revenues are

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations.

     In February 2002, the Company, the United States Department of Health and Human Services ("HHS"), the United States Department of Justice (" DOJ"), the Center for Medicare and Medicaid Services ("CMS"), the Tricare Management Activity Support Office ("TMA"), and the Relators in eight qui tam cases, entered into a comprehensive settlement agreement (the "Settlement Agreement"). Under the Settlement Agreement, the Company and the above mentioned parties agreed to mutually release each other from substantially all prepetition claims. The Settlement Agreement requires the Company to pay $1.0 million in cash and deliver a promissory note for $10.0 million, plus interest to CMS over the next five years.

     Since 1999, the Company recorded various reserves due to the uncertainty of the reimbursement adjustments that might have been required to settle the matters raised by the parties of the Settlement Agreement, including a reserve of approximately $31.0 million recorded in 1999 for routine cost limit exception payments previously paid to the Company. Such amounts totaled a net reserve of $52.1 million. As a result of the Settlement Agreement, the Company reversed the $52.1 million of net excess reserved exposures and reflected it as a component of net patient revenue in the 2001 consolidated statement of operations.

(d)  Accounts Receivable

     The Company's accounts receivable relate to services provided by its various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that the Company operates are the Medicare program and the various state Medicaid programs. The rehabilitation and respiratory therapy service operations provide services to patients in Company-operated and unaffiliated long-term, rehabilitation and acute care facilities. The billings for services to unaffiliated facilities are submitted to those facilities. Many of the unaffiliated long-term care facilities receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

(e)  Inventories

     The Company's inventories relate to the long-term and subacute care operations and pharmaceutical services operations. The long-term and subacute care operations inventories are stated at the lower of cost or market. The pharmaceutical services operations inventories are stated at cost.

(f)  Property and Equipment

     Property and equipment is stated at cost. Property and equipment held under capital lease is stated at

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

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

(g)  Goodwill

     The excess of the purchase price over the fair value of the net assets of the businesses acquired by the Company, to the extent not subsequently impaired, is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization of such costs was approximately $101.1 million and $242.7 million as of December 31, 2001 and 2000, respectively.

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

(i)  Accrued Self-Insurance Obligations

     It is the Company' s policy to self-insure for certain insurable risks, including general and professional liability and workers' compensation liability through the use of self-insurance or retrospective and high deductible insurance policies and other hybrid policies, which vary by the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carriers. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed periodically, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally range from one to five years. Future payments may be different than the estimated expense. Accrued liabilities for future claims are not discounted.

(j)  Software Development Costs

     The Company, through an indirect, majority owned subsidiary, is internally developing software that it plans to use in its operations and to market to unaffiliated long-term care providers. All costs incurred

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

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

(l)  Foreign Currency Translation Adjustment

     The financial position and results of operations of the Company's foreign subsidiaries were measured using local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at the exchange rate in effect at each year end. Statements of losses accounts were translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income in the consolidated statements of stockholders' deficit. All foreign operations were divested as of December 31, 2001.

(m)  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995, and the Company has adopted the disclosure requirements of SFAS 123 (see "Note 15 - Capital Stock").

(n)  Net Losses Per Share

     Diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. The Company's convertible securities are described in "Note 14 - Convertible Trust Issued Preferred Securities". These securities were not dilutive for the years ended December 31, 2001, 2000 and 1999. See "Note 16 - Earnings Per Share" for calculation of losses per share data for the years ended December 31, 2001, 2000 and 1999.

(o)  Adoption of New Accounting Pronouncements

     In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed of." SFAS 144 requires that

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This new pronouncement will become effective January 1, 2002. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

     In June 2001 the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

     In addition, in June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to goodwill recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 will become effective for the Company beginning on January 1, 2002. The Company's application of fresh-start accounting, in connection with the Company's emergence from bankruptcy is expected to result in goodwill, however, the amount of goodwill has not currently been determined. See "Note 23 - Subsequent Events" in the accompanying consolidated financial statements. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires costs of start-up activities and organization costs to be expensed as incurred. The statement was effective for financial statements for fiscal years beginning after December 15, 1998. During the first quarter of 1999, the Company adopted the provisions of SOP 98-5, which resulted in a cumulative effect of a change in accounting principle charge of approximately $12.8 million.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivatives are required to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, the FASB issued SFAS No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(p)  Financial Statement Preparation and Presentation

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, self-insurance obligations and loss accruals. Actual results could differ from those estimates. Certain amounts in the 2000 and 1999 consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation, however, there was no impact to the previous reported net loss or stockholders' deficit amounts.

(4)  Restructuring Costs

     During 2001, the Company recorded restructuring costs of $1.1 million in its software development division. The restructuring plan included reductions of staff and other overhead expenses and a streamlining of the management structure.

     In the first quarter of 1999, the Company initiated a corporate restructuring plan focused on reducing the operating expenses of its United States operations. The restructuring plan included the termination of approximately 3,000 employees, primarily in its rehabilitation and respiratory therapy services operations, and the closure of approximately 23 divisional and regional offices. Relocation of the management of the Company's medical supply subsidiary and temporary medical staffing services subsidiary to the Company's corporate headquarters in Albuquerque, New Mexico was also included. The restructuring charge consisted of approximately $9.1 million related to employee terminations, approximately $1.4 million related to lease termination costs and $0.9 million related to asset disposals or write-offs. As of December 31, 1999, the restructuring plan was complete. During 2000, the Company reversed approximately $1.1 million of reserves related to the restructuring plan because the reserves were considered no longer necessary.

     During 1999, the Company recorded financial restructuring costs of approximately $16.0 million, primarily professional fees, related to the Company's activities in response to the defaults under the Senior Credit Facility, the 9-3/8% Subordinated Notes and the 9-1/2% Subordinated Notes and in preparation for its filing for protection under chapter 11 of the U.S. Bankruptcy Code.

(5)  Acquisitions

     The effects of the Company's acquisitions during 2001, 2000 and 1999, individually and in the aggregate, are immaterial to the operating results of the Company, and therefore, pro forma information is not provided.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     (6)  Property and Equipment

     The Company recorded an impairment of property and equipment of approximately $11.0 million during the fourth quarter of 2001 and a write-down of approximately $26.6 million during 2001 of the two buildings on the corporate campus which are now held for sale.  The change in the net value of the property and equipment is represented by the table below.

Property and equipment at December 31 consisted of the following (in thousands):

	2001	2000

Land	$ 16,153	$ 17,841
Buildings and improvements	21,433	56,046
Equipment	94,904	113,050
Leasehold improvements	22,496	33,233
Construction in progress	6,329	19,341
Total	161,315	239,511
Less accumulated depreciation	(28,099)	(59,226)
Property and equipment, net	$ 133,216	$ 180,285
	============	============

(7)  Impairment of Long-Lived Assets and Assets Held for Sale

(a)  Impairment of Long-Lived Assets

     The Balanced Budget Act of 1997 established, among other things, a new Medicare PPS for skilled nursing facilities. PPS became effective for approximately 25% of the Company's facilities on July 1, 1998, and for the Company's remaining facilities on January 1, 1999. The Company's revenues from its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and Pharmaceutical and Medical Supply Services Division were significantly and adversely impacted by the reduction of the federally established reimbursement rates. In the first quarter of 1999, the Company became aware that these reductions were expected to have a material adverse impact on net revenues in 1999 and the decline was other than temporary. This analysis served as an indication to the Company that the carrying values of the long-lived assets of its Inpatient Services Division, Rehabilitation and Respiratory Therapy Services Division and its Pharmaceutical and Medical Supply Services Division were impaired.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

    As events warrant, the Company evaluates its facilities for impairment through the review of historical results, creation of future projected cash flows and awareness of the future reimbursement and regulatory environment in which the Company operates. During the fourth quarter of 2000, the Company identified several factors that adversely impacted the future projections of net operating income (loss) and net cash flows for certain facilities, primarily in the Inpatient Services division of the Company. These factors were: (i) the continuation of the tight labor market that increased the Company's use of contract and temporary staffing, (ii) additional regulatory pressures within the healthcare industry, as a whole, including new laws in California that specify the labor dollars spent on patient care and increased the operating costs at a significant number of the Company's facilities, and (iii) additional staffing and other overhead within the Company's long-term care division to respond to survey results. During 2000, the Inpatient Services Division, which operates long-term care facilities, recognized an impairment of $189.3 million related to 141 of the 303 facilities it operated in the United States. The impairment was primarily due to the decrease of revenues as compared with profitability projections for each facility.

     During the fourth quarter of 2001, the Company reviewed its projections for the future earnings of its businesses as actual results were below initial forecasts. In connection with the review, the Company recorded an impairment charge of approximately $18.8 million to reduce to estimated fair value its investment in goodwill and certain other long-lived assets within the inpatient services and software development divisions. The write-down of $14.5 to the inpatient services business was primarily the result of decreased future projections of net operating income (loss) and net cash flows due to lower revenue projections. The write down of $4.3 million to the software development division relates to the business' longer than expected time-to-market of certain of its products which adversely impacted the division's cash flow projections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     The following is a summary of the impairment loss by segment for the years ended December 31 (in thousands):

	Goodwill	Property and Equipment	Other Assets	Total
2001:
Inpatient Services	$ 7,797	$ 6,685	$ -	$ 14,482
Other Operations	-	4,343	-	4,343
Total	$ 7,797	$ 11,028	$ -	$ 18,825
	======	=======	=======	=======
	Goodwill	Property and Equipment	Other Assets	Total
2000:
Inpatient Services	$ 130,148	$ 58,712	$ 448	$ 189,308
Pharmaceuticals and Medical Supply Services	-	42	-	42
Other Operations	1,000	953	13	1,966
Total	$ 131,148	$ 59,707	$ 461	$ 191,316
	======	=======	=======	=======
	Goodwill	Property and Equipment	Other Assets	Total
1999:
Inpatient Services	$ 192,459	$ 88,852	$ 13,701	$ 295,012
Rehabilitation and Respiratory Therapy	49,529	11,005	11	60,545
Pharmaceuticals and Medical Supply Services	29,133	2,417	-	31,550
International Operations	29,322	31,959	-	61,281
Other Operations	5,327	1,794	1,940	9,061
Total	$ 305,770	$ 136,027	$ 15,652	$ 457,449
	=======	=======	=======	=======

(b)  Assets Held for Sale

     SFAS 121 requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

Inpatient Facilities

     During the year ended December 31, 2001, the Company divested 43 skilled nursing facilities. The net revenues and net operating losses for the year ended December 31, 2001 for these 43 facilities were approximately $85.3 million and $7.5 million, respectively. The aggregate net loss on disposal during the year ended December 31, 2001 for these divestitures was approximately $1.4 million recorded in (gain) loss on sale of assets, net, and $23.6 million which was included in reorganization costs, net, in the Company's 2001 consolidated statements of losses.

     As of December 31, 2001, the Company had identified seven skilled nursing facilities with 1,021 licensed beds for disposal. The Company had previously recorded losses of $7.5 million on certain of these assets. The net revenues and aggregate net operating losses for the year ended December 31, 2001 for the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

seven skilled nursing facilities were $38.7 million and $1.0 million, respectively.   As of March 1, 2002, the Company has identified a total of 13 skilled nursing facilities with 1,764 licensed beds for disposal.

     During the year ended December 31, 2000, the Company divested 49 skilled nursing facilities and 20 assisted living facilities. The net revenues and net operating losses for the year ended December 31, 2000 for these 69 facilities were approximately $132.3 million and $9.0 million, respectively. The aggregate net loss on disposal during the year ended December 31, 2000 for these divestitures was approximately $1.7 million recorded in (gain) loss on sale of assets, net, and $21.1 million which was included in reorganization costs, net, in the Company's 2000 consolidated statement of losses. In 2000, the Company decided not to divest 23 skilled nursing facilities and six outpatient rehabilitation facilities. A reversal of approximately $34.8 million was recorded in reorganization costs, net, in the Company's 2000 consolidated statement of losses.

     Of the 20 assisted living facilities identified above, the Company sold 16 assisted living facilities for a total consideration of $67.3 million in 2000. The cash consideration received was approximately $1.2 million, and the Company received a note receivable of approximately $0.5 million. In addition, the aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $65.6 million. The Company previously recorded the anticipated loss on the sale of approximately $71.4 million in 1999. During 2000, the Company reversed approximately $1.5 million of the loss recorded in 1999. The reversal of the loss is recorded in (gain) loss on sale of assets, net, in the Company's 2000 consolidated statement of losses. During 2000, the Company divested four assisted living facilities. No material cash consideration was received for these facilities, but the Company was released from approximately $6.9 million of aggregate debt. The Company recorded a gain of $4.9 million, net, in (gain) loss on sale of assets, net, in the Company's 2000 consolidated statement of losses. In addition, the Company transferred its two remaining assisted living facilities from its Other Operations segment to its Inpatient Services segment. In December 2000, the Company sold a parcel of land for cash consideration of approximately $1.4 million. The land was received in the sale of the assisted living facilities.

     In December 1999, the Company divested eight assisted living facilities in which it had held a ten-percent equity interest. The Company managed these eight facilities until divesting them in December 1999. The cash consideration received from this transaction was approximately $3.7 million. In addition, the Company received parcels of land valued at approximately $9.2 million in this transaction. The aggregate net loss on this transaction was approximately $31.2 million of which approximately $15.8 million was recorded in (gain) loss on sale of assets, net, in 1999.

     During 1999, the Company sold three skilled nursing facilities. The Company did not receive any cash consideration from these sales. The purchasers assumed secured debt of $10.7 million related to these sales. The aggregate net revenues and aggregate net operating losses before management charges in 1999 for these facilities were approximately $9.5 million and approximately $2.6 million, respectively. The Company recorded an aggregate net gain of approximately $6.5 million on these sales in 1999.

     During 1999, 11 skilled nursing facility leases expired and were not renewed. The aggregate net revenues and aggregate net operating losses before management charges in 1999 for these facilities were approximately $13.4 million and approximately $0.1 million, respectively. The Company recorded an

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

aggregate net loss of approximately $3.8 million in 1999 primarily related to the write-off of the carrying amount of the related building and leasehold improvements, equipment and goodwill.

     During 1999, through mutual agreements with the lessors, the Company terminated 35 skilled nursing facility leases. The Company recorded an aggregate net loss of approximately $5.8 million, primarily related to the write-off of the carrying amount of building and leasehold improvements, equipment and goodwill. The aggregate net revenues and aggregate net operating losses before management charges in 1999 for these facilities were approximately $71.6 million and approximately $12.2 million, respectively.

     In addition during December 1999, the Company sold a majority interest in four assisted living facilities housed on three campuses, one of which included a skilled nursing facility. The Company managed these facilities on behalf of the purchaser during the first quarter of 2000. The cash consideration received from this transaction was approximately $0.4 million. The Company also obtained a note receivable of approximately $1.0 million from the purchaser. The aggregate debt, capital leases, notes payable and other liabilities assumed by the purchaser totaled approximately $21.0 million. The aggregate net loss on this transaction was approximately $37.2 million of which approximately $9.1 million was recorded in (gain) loss on sale of  assets, net, in 1999.

International Operations

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

     The Company's long-term care operations in Spain were sold for approximately $7.6 million in October 2000. The Company also sold 18 pharmacies in the United Kingdom for approximately $14.4 million in the first and second quarters of 2000.

     The Company sold its remaining operations in the United Kingdom, consisting of 146 inpatient facilities with 8,326 licensed beds, in February 2001. No material cash consideration was received for these operations, but the Company was released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon the sale. The Company's operations in Australia were liquidated in July 2001 and the Company received liquidation proceeds of approximately $0.9 million. The Company sold its long-term care and pharmacy operations in Germany in April 2001 and received proceeds of approximately $3.5 million.

Ancillary Service Operations

     In 2000, the Company began pursuing the disposition of its respiratory therapy business. The Company recorded losses of approximately $6.3 million and $0.4 million in 2000 and 2001, respectively, to reduce the carrying value of its respiratory therapy business to the Company's estimate of selling value less selling costs. The charges were recorded in reorganization costs, net, in the Company's consolidated statements of losses. SunCare's net revenues and net operating loss before management charges for the year ended

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

December 31, 2001 were $14.8 million and $1.4 million, respectively. In March 2002, the Company sold certain assets used in its respiratory therapy business for an aggregate of $0.9 million cash.

     During 2000, the Company decided to sell its SunChoice medical supplies operations. The Company recorded losses of approximately $59.4 million and $2.2 million in 2000 and 2001, respectively, to reduce the carrying value of its medical supplies operations to the Company's estimate of the selling value less selling costs. The charges were recorded in reorganization costs, net, in the Company's consolidated statement of losses. SunChoice's net revenues and net operating loss before management charges for the year ended December 31, 2000 were $61.0 million and $3.2 million, respectively. In January 2001, the Company sold the assets of SunChoice to Medline Industries, Inc. The Company received proceeds of $16.6 million in exchange for the SunChoice assets.

     During the fourth quarter of 1999, the Company divested its hospice operations in the United States. The Company received cash consideration of approximately $0.2 million from this transaction. The aggregate net revenues and the aggregate net losses before management charges in 1999 for the hospice operations were approximately $7.5 million and approximately $1.8 million, respectively. The loss on this transaction was approximately $7.2 million, which was recorded in 1999.

Other Operations

     In 2001, the Company concluded that it would sell two of its headquarters buildings in Albuquerque, New Mexico and recorded a loss on assets held for sale of $26.6 million in reorganization costs, net, in the Company's consolidated statement of losses. In January 2002, the Company entered into an agreement to sell the two buildings for approximately $15.3 million. The sale is expected to be completed in April 2002, although no assurance can be given that the sale will be completed.

     During December 1999, the Company also sold a parcel of land. The cash consideration received from this transaction was approximately $4.6 million. This transaction resulted in a gain of approximately $0.7 million.

Summary

     The following is a summary of the carrying amounts of assets held for sale at December 31, 2001 and 2000 and the loss on sales of assets and assets held for sale, net, for each of the years ended December 31, 2001, 2000 and 1999. The loss on sales of assets recorded subsequent to the Company's chapter 11 filings in the years ended December 31, 2001, 2000 and 1999 included approximately $15.3 million, $310.1 million and $7.1 million, respectively, recorded as a reorganization cost in the Company's consolidated statements of losses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001
	Carrying Amounts
	2001	2000

International operations	$ -	$ 138,775
Other non-core businesses	18,158	17,567
Total	$ 18,158	$ 156,342
	=======	======

	Loss Amount
	2001	2000	1999

Assisted living facilities	$ 5	$ 76,055	$ 41,667
Rehabilitation hospitals and other inpatient facilities	13,367	35,431	15,132
International operations	(47)	110,154	-
Other non-core businesses	1,117	67,020	28,959
Total	$ 14,442	$ 288,660	$ 85,758
	======	======	======

(8)  Debtor-in-Possession Financing

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (the "DIP Financing Agreement"). The DIP Financing Agreement provided for maximum borrowings by the Company of $200 million, subject to certain limitations. On February 28, 2002 the Company's DIP Financing Agreement was repaid in full. The Company entered into new loan agreements to replace the DIP Financing Agreement. See "Note 23 - Subsequent Events."

     Interest accrued on the principal amount outstanding under the DIP Financing Agreement at a per annum rate of interest equal to the Alternate Base Rate ("ABR") (Chase Manhattan) plus 0.25% or the London Interbank Borrowing Offer Rate ("LIBOR") plus 2.75% and was payable in arrears on each Interest Payment Date. The one-month LIBOR was approximately 1.9% at December 31, 2001 and 6.6% at December 31, 2000. In the event of an Event of Default, interest accrued on the principal amount of the loans outstanding at a rate per annum equal to the ABR plus 2.0% and was payable daily. The ABR was approximately 4.8% and 9.4% at December 31, 2001 and 2000, respectively.

     At December 31, 2001, approximately $96.9 million was available under the DIP Financing Agreements of which the Company had borrowed approximately $54.5 million and had issued letters of credit outstanding of approximately $38.4 million. Peak borrowings under the agreement during 2001 and 2000 were $88.8 and $86.1 million, respectively, with an effective interest rate during 2001 and 2000 of approximately 7.7% and 9.4%, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(9)  Long-Term Debt

     As a result of the chapter 11 filing, substantially all short and long-term debt at the Filing Date were classified as "liabilities subject to compromise" in the Company's consolidated balance sheets in accordance with SOP 90-7. Through December 31, 2001, no principal had been paid or interest accrued on prepetition obligations since the Filing Date, except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note.

     Long-term debt at December 31 consisted of the following (in thousands):

	2001		2000
Senior Credit Facility:
Revolving Credit Facility (see below)	$ 437,066	(1)	$ 433,319	(1)
Credit Facility Term Loans (see below)	358,981	(1)	358,981	(1)
9-1/2% Senior Subordinated Notes due 2007	250,000	(1)	250,000	(1)
9-3/8% Senior Subordinated Notes due 2008	150,000	(1)	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	83,300	(1)	83,300	(1)
DIP Financing Agreement	54,586		67,027
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	53,102	(2)	53,517	(2)
Mortgage notes payable in pound sterling due at various dates in 2015 and 2016, interest at 9.5% per annum, collateralized by various facilities in the United Kingdom	-	(5)	31,354	(5)
Mortgage notes payable in Australian dollars due at various dates through 2001, interest from 7.6 % to 8.04% collateralized by various facilities in Australia	-	(5)	12,980	(5)
Industrial Revenue Bonds	8,365	(3)	8,785	(3)
Mortgage notes payable in German marks due at various dates through 2003, interest at rates from 6.3% to 6.8%, collateralized by various facilities in Germany	-	(5)	7,978	(5)
Senior Subordinated Notes due 2002, interest at 11-3/4% per annum	6,161	(1)	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6-1/2% per annum	1,382	(1)	1,382	(1)
Other long-term debt	30,947	(4)	29,427	(4)
Total long-term debt	1,433,890		1,494,211
Less long-term debt subject to compromise	(1,355,655)		(1,353,961)
Less amounts due within one year	(54,975)		(86,039)
Long-term debt, net of current portion	$ 23,260		$ 54,211
	=========		========

     Long-term debt at December 31, 2001 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt.

     Long-term debt at December 31, 2000 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt, of which approximately $85.4 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to December 31, 2000 and the Company's foreign debt obligations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001
(1)	Classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001 and December 31, 2000.

(2)	Approximately $46,023 and $46,214 are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001 and December 31, 2000, respectively.
(3)	Approximately $8,365 and $8,620 are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001 and December 31, 2000, respectively.

(4)	Approximately $14,377 and $15,984 are classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001 and December 31, 2000, respectively.

(5)	International operations related to these mortgages were sold during 2001.

The scheduled maturities of long-term debt as of December 31 (not including that which is subject to compromise) is as follows (in thousands):

2002	$ 54,975
2003	1,464
2004	1,506
2005	7,200
2006	3,516
Thereafter	9,574
$ 78,235
============

(10)  Commitments and Contingencies

(a)  Lease Commitments

     The Company leases real estate and equipment under cancelable and noncancelable agreements. Under the Bankruptcy Code, the Company could generally elect to assume or reject executory contracts, including lease agreements, prior to confirmation of the Company's Plan of Reorganization. Future minimum lease payments under real estate leases and equipment assumed by the Company are as follows for the years ended December 31(in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

	Capital Leases	Operating Leases

2002	$ 1,335	$ 136,468
2003	784	132,778
2004	597	129,686
2005	235	117,152
2006	248	90,733
Thereafter	1,440	287,380
Total minimum lease payments	4,639	$ 894,197
Less amount representing interest	(1,194)	=========
Present value of net minimum lease payments under capital leases	$ 3,445
	=========

     Rent expense under operating leases totaled approximately $166.1 million, $237.6 million and $267.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in operating costs.

     In 2002, the Company entered into a purchase agreement for the sale of two of the buildings on its corporate campus.  The sale, expected to be completed in April 2002, is for approximately $15.3 million.  The purchase agreement includes the leaseback of one of the buildings and part of an adjacent parking structure for an initial period of ten years, with an option to extend the lease for two five-year periods.  The cost of the initial ten-year term is approximately $7.5 million.  There is no assurance that the sale of the buildings will be completed.

(b)  Insurance

     In the past, the Company has insured certain risks, including general and professional liability and workers' compensation liability, through the use of self-funded retrospectively rated premium, self-funded and other hybrid policies which varied by the states in which the Company operated. The Company's insurance carriers declined to renew the Company's general and professional liability insurance policies that expired on December 31, 1999. Previously, these carriers paid substantially more to third parties under the policies than the Company paid in premiums. Several major insurance companies no longer provide this type of coverage to long-term care providers.

     In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. The aggregate annual loss exposure with respect to the general and professional liability policies was unlimited in 1999 and $8.0 million in 1998. In 2001 and for 2000, there was an unlimited aggregate loss exposure under the per claim retention on these types of claims. An actuarial analysis prepared in the current year determined the expected losses under this retention level to be approximately $39.0 million and $44.2 million in 2001 and 2000, respectively. Annual

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

reviews of the actuarial determinations are performed to determine variations from this expected loss amount, and any adjustments are made to the reserve at that time. Reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses, are provided on an undiscounted basis in the period that the event occurred. The reserve for such risks is approximately $81.6 million, of which $21.1 million is subject to compromise and $32.9 million, of which $4.6 million is subject to compromise as of December 31, 2001 and 2000, respectively. Provisions for such risks were approximately $58.1 million, $35.3 million and $23.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in operating expenses and corporate general and administrative expenses. During 2000, the Company pre-funded $22.2 million for general and professional liability claims into a cash collateral trust account held by the Company's insurance carrier. The Company funded an additional $5.0 million into the trust account in 2001. The combined pre-funding will be used to pay claims for policy years 2000 through 2002.  Claims paid from the trust account were immaterial in 2000 and were $5.8 million for the year ended December 31, 2001.

     For the year ended December 31, 1999, the workers' compensation insurance was a guaranteed cost program, and thus, after payment of the premium, risk was fully transferred to the third party insurance carrier. Subsequent to December 31, 1999, the Company purchased workers' compensation insurance for all states, except Washington, Ohio, and West Virginia where the Company is required to subscribe to those state and/or self-insured programs. The 2001 and 2000 policies provide coverage above $250,000 per claim. An analysis prepared in the current year determined the undiscounted expected losses and costs under this retention level to be approximately $35.5 million as of December 31, 2001 and $36.0 million as of December 31, 2000. The Company has pre-funded cash collateral trust accounts with its insurance carrier in the amount of $26.8 million and $32.4 million as of December 31, 2001 for the 2001 and 2000 policy years, respectively. Claims paid from the 2001 policy year trust account were $4.7 million, and claims paid from the 2000 policy year trust account were $12.5 million and $5.7 million as of December 31, 2001 and 2000, respectively. The accounts were established to fund the Company's ultimate estimated exposure and will be adjusted retrospectively based on revisions to the estimates. For years prior to 1998 in which the Company carried various forms of workers' compensation insurance, aggregate losses are provided on a fully developed basis, including any incurred but not reported claims. The reserve for such workers' compensation risks is approximately $29.5 million and $14.2 million as of December 31, 2001 and 2000, respectively. Provisions for such risks totaled approximately $54.9 million, $27.4 million and $30.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in operating expenses and corporate general and administrative expenses.

(c)  Construction Commitments

     As of December 31, 2001, the Company had construction commitments under various contracts of approximately $0.7 million. These items consisted primarily of contractual commitments to improve existing facilities.

(d)  Litigation

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See "Note 18 - Other Events (a)."

(e)  Employment Agreement

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     The Company entered into an Employment Agreement with Richard K. Matros on February 28, 2002. The agreement terminates on November 6, 2005, although the term is automatically extended for an additional year on November 6, 2004, and on each anniversary thereafter, unless the Company or Mr. Matros provides notice of non-extension. Pursuant to the agreement, Mr. Matros will receive an annual base salary of $650,000 that is subject to annual merit increases as determined by the Board of Directors. In addition to the base salary, Mr. Matros is entitled to an annual bonus for each fiscal year in which the Company achieves or exceeds certain financial performance targets. If the targets are achieved, the bonus could be 50%, 75% or 100% of base salary, depending upon how much the targets are exceeded. Mr. Matros was also awarded 150,000 shares of restricted common stock and an option to purchase 150,000 shares of common stock on February 28, 2002. The restricted stock will vest as to 60,000 shares on February 28, 2003 and 30,000 shares on each of February 28, 2004, 2005 and 2006.

     Mr. Matros' Employment Agreement provides that in the event of his termination of employment by the Company without Good Cause, by Mr. Matros for Good Reason (each as defined in the Employment Agreement), or upon the expiration of the term of the agreement following the Company's notice of non-extension, then Mr. Matros would be entitled to a lump sum severance payment in the amount equal to the greater of: (i) the unpaid and unearned portion of his base salary for the remainder of the term of the agreement, or (ii) two year's base salary or, in the event such termination occurs on or within two years following the date of a change of control (as defined in the Employment Agreement), then three year's base salary.

     The Company is currently in the process of documenting employment agreements with Kevin W. Pendergest, William A. Mathies and Heidi J. Fisher.

(f)  Severance Agreements

     The Company has entered into Severance Agreements with Mr. Schelling and Mr. Murphy pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the Agreements). The severance payments would be equal to 24 months of their then-current salary. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination. Severance payments would be made in a lump sum or over a period of time at the discretion of the Company. If so elected, the Company could make the severance payments over time, which would release the executive from existing non-compete restrictions. Under this option, if the executive finds employment during the severance period, his severance payment will be reduced by the amount of the salary earned by him, up to a maximum of 50% of the aggregate severance payments. Otherwise, the payments could be made in a lump sum and the executive would remain subject to certain competitive prohibitions.

     The Company has entered into a Severance Agreement with Mr. Hunker pursuant to which he would receive severance payments in the event of his Involuntary Termination of employment (as defined in the Agreement). The severance payment would be equal to 12 months of his then-current salary, except that if the termination is the result of a Change of Control (as defined in the Agreement), the severance payments would equal 24 months of salary. In addition to the severance payment, he would have the right to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to him immediately prior to termination. His severance payment would be made in a lump sum.

(11)  Income Taxes

     Income tax expense (benefit) on losses before extraordinary loss consists of the following for the years ended December 31 (in thousands):

	2001	2000	1999

Current:
Federal	$ -	$ -	$ (4,913)
State	321	256	120
Foreign	-	-	41
	321	256	(4,752)
Deferred:
Federal	-	-	4,076
State	-	-	837
	-	-	4,913
Total	$ 321	$ 256	$ 161
	==========	==========	==========

Actual tax expense differs from the expected tax expense on losses before extraordinary loss which is computed by applying the U.S. Federal corporate income tax rate of 35% to losses before income taxes of the Company as follows for the years ended December 31 (in thousands):

	2001	2000	1999

Computed expected tax benefit	$ (24,191)	$ (190,909)	$ (381,254)
Adjustments in income taxes resulting from:
Amortization of goodwill	3,016	2,067	5,036
Impairment loss	3,785	31,641	94,978
Increase in valuation allowance	99,508	88,889	311,708
Legal and regulatory matters	8,105	3,261	-
(Loss reversal) loss on planned asset dispositions	(93,360)	81,257	(21,236)
State income tax expense (benefit), net of Federal income tax benefit	(1,716)	(18,795)	(12,863)
Other	5,174	2,845	3,792
	$ 321	$ 256	$ 161
	=========	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2001	2000

Deferred tax assets:
Accounts and notes receivable	$ 28,586	$ 72,679
Accrued liabilities	77,910	56,655
Property and equipment	49,021	71,232
Intangible assets	76,499	69,120
Carryforward of deductions limited by Internal Revenue Code Section 382	6,250	6,250
Write-down of assets held for sale	41,473	69,967
Deferred income	-	1,374
Partnership investments	2,655	4,229
Alternative minimum tax credit	5,753	7,873
Jobs and other credit carryforwards	6,146	6,517
Capital loss carryforwards	116,315	19,272
State net operating loss carryforwards	42,181	44,570
Federal net operating loss carryforwards	222,129	162,061
United Kingdom trading loss carryforwards	-	14,846
United Kingdom capital loss carryforwards	-	1,142
Property and equipment attributable to United Kingdom operations	-	3,851
Other	1,992	4,323
	676,910	615,961
Less valuation allowance:
Federal	(561,352)	(492,472)
State	(114,070)	(99,914)
United Kingdom	-	(21,854)
	(675,422)	(614,240)
Total deferred tax assets	1,488	1,721

Deferred tax liabilities:
Changes in certain subsidiaries' methods of accounting for income taxes	(1,488)	(1,721)
	(1,488)	(1,721)
Deferred taxes, net	$ -	$ -
	=========	==========

     The Company has Federal net operating loss ("NOL") carryforwards of $634.7 million with expiration dates from 2004 through 2021. Various subsidiaries have state NOL carryforwards totaling $926.3 million with expiration dates through the year 2021. In addition, the Company has capital loss carryforwards of $332.3 million, of which $50.6 million will expire in 2004 and $281.7 million will expire in 2006. The alternative minimum tax credit carryforward of $5.8 million has no expiration date. The $6.1 million of other tax credit carryforwards will expire in years 2005 through 2019. The compromise of debt resulting from the Company's approved plan of reorganization will result in a significant reduction in these tax loss and tax credit carryforwards. In addition, the change in ownership in the approved plan of reorganization will materially impact the Company's ability to utilize any remaining tax loss and tax credit carryforwards. The actual amount of reduction in tax loss and tax credit carryforwards, and the limitation on any remaining carryforwards, has not been determined.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     In 2001 and 2000, the Company increased the valuation allowance by $83.0 million and $88.9 million, respectively, to fully reserve for deferred tax assets which may not be realized. The deferred tax assets and the valuation allowance related to the United Kingdom operations were written off in 2001 in connection with the Company's sale of these operations.

(12)  Supplementary Information Relating to Statements of Cash Flows

     Supplementary information for the consolidated statements of cash flows is set forth below for the years ended December 31 (in thousands):

	2001	2000	1999

Cash paid during the year ended December 31 for:
Interest, net of $69, $82 and $1,124 capitalized during 2001, 2000 and 1999, respectively	$ 17,589	$ 29,826	$ 49,710
Income taxes refunded	(931)	(3,022)	(47,974)

     The Company's acquisitions during 2001, 2000 and 1999 consisted of the following for the years ended December 31 (in thousands):

	2001	2000	1999

Fair value of assets acquired	$ -	$ 29,475	$ 6,781
Liabilities assumed	-	(28,501)	(1,050)
Cash payments made, net of cash received from others	$ -	$ 974	$ 5,731
	==========	=========	==========

(13)  Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments as of December 31 are as follows (in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 50,649	$ 50,649	$ 37,589	$ 37,589
Long-term debt including current portion and amounts subject to compromise:
Practicable to estimate fair value	1,433,890	371,155	1,494,211	550,161

Convertible Trust Issued Preferred Securities (CTIPS)	296,101	-	296,101	-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

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

(14)  Convertible Trust Issued Preferred Securities

     In May 1998, a statutory business trust, all of whose common securities are owned by the Company, issued $345.0 million of 7.0% Convertible Trust Issued Preferred Securities ("CTIPS") with a liquidation amount of $25.00 per CTIP. Each CTIP was convertible into 1.2419 shares of the Company's common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. During 2000, approximately $26.9 million of CTIPS were converted into approximately 1.3 million shares of common stock. During 1999, $22.0 million of CTIPS were converted into approximately 1.1 million shares of common stock. The Company's 2001 and 2000 statements of losses excluded the dividends as the fair value of the dividends was immaterial. As a result of the consummation of the Company's Joint Plan of Reorganization on February 28, 2002, all of the CTIPS were cancelled without any recovery to the CTIP holders.

(15)  Capital Stock

(a)  Stock Option Plans

     The Company previously had stock option plans for certain employees, officers, consultants and non-employee directors of the Company. Awards made under the plan could be in the form of stock options, stock appreciation rights, stock awards, performance share awards or other stock-based awards. The stock option plans were terminated upon the consummation of the Company's Joint Plan of Reorganization on February 28, 2002 and the outstanding stock options under these plans were cancelled. The old stock option plans have been terminated and the Company adopted a new 2002 Management Equity Incentive Plan on February 28, 2002.

     As of December 31, 2001, stock options for 533,592 shares were outstanding and 10,786,803 shares were available for future grant under the stock option plans. No options were exercised during the year ended December 31, 2001. Exercise prices of the Company's outstanding stock options ranged from $1.06 to $24.00. No restricted stock awards were made in 2001 or 2000. During January 2000, all unvested restricted shares held by employees were cancelled and rescinded.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     The following is a summary of the status of the Company's old Stock Option Plans as of December 31 and changes during the years ended (shares in thousands):

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	856	$ 8.25	1,368	$ 9.00	4,748	$ 16.75
Granted:
Price equals fair value	-	-	-	-	910	1.91
Cancelled	(322)	7.40	(512)	10.14	(4,290)	15.92
Outstanding at year-end	534	8.81	856	8.25	1,368	9.00
	=====		======		=====
Options exercisable at year-end	451	10.22	544	11.43	591	15.01
	=====		======		=====
Options available for future grant	10,787		10,905		10,393
	=====		======		=====
Weighted average fair value of options granted during the year	N/A		N/A		$ 1.00
	=====		======		=====

     No options were granted in 2001 and 2000. The fair value of each option granted in 1999 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

1999

Expected Life (in years)	4
Risk-free Interest Rate	5.4%
Expected Volatility	76.0%
Dividend Yield	-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     Had compensation cost for the Company's 2001, 2000 and 1999 option grants been determined consistent with SFAS 123 (see "Note 3 - Summary of Significant Accounting and Financial Reporting Policies", which describes that SFAS 123 establishes fair value as the measurement basis for stock-based awards) the Company's net losses and net losses per share for the years ended December 31 would approximate the pro forma amounts below (in thousands, except per share data):
	2001		2000		1999
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma

Net losses	$ (69,437)	$ (70,648)	$ (545,711)	$ (547,039)	$ (1,089,458)	$ (1,091,129)
	=======	======	=======	=======	=======	=======
Net losses per share:
Basic	$ (1.14)	$ (1.16)	$ (9.04)	$ (9.06)	$ (18.40)	$ (18.28)
Diluted	(1.14)	(1.16)	(9.04)	(9.06)	(18.62)	(18.65)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated although not under the existing plans. The following table summarizes information about stock options outstanding as of December 31, 2001 (shares in thousands):

Options Outstanding					Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 1.06	-	$ 9.50	298	7.06	$ 2.08	215	$ 2.48
11.00	-	15.84	67	2.54	12.50	67	12.50
16.44	-	19.44	112	4.90	17.63	112	17.64
20.13	-	24.00	57	4.28	22.18	57	22.18
			534			451
			========			========

(b)  Grantor Stock Trust

     In the first quarter of 1996, the Company sold 3,050,000 newly issued shares of the Company's common stock to a newly established Grantor Stock Trust ("Trust") in exchange for a promissory note of approximately $37.7 million. The Trust was created to fund future obligations under certain of the Company's benefit plans, including, but not limited to, stock option plans, a stock purchase plan, and employee compensation. The sale of the shares to the Trust was recorded as an increase in stockholders' equity with a corresponding reduction for the value of the shares held by the Trust. As stock was released from the Trust to satisfy certain employee compensation and benefit plans, the number and the related fair value of shares held by the Trust was reduced and stockholders' equity increased correspondingly. The Trust held 1,915,935 shares of the Company's common stock as of December 31, 2001 and 2000.

    The Trust delivered to the Company a promissory note for approximately $37.7 million. The cash portion of the purchase price of approximately $31,000 represented the par value of the shares of the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

Company's common stock sold to the Trust. The consummation of the Company's Plan of Reorganization on February 28, 2002 cancelled the Company's existing common stock, including the shares held by the Trust. As a result, the Trust has been terminated and the debt it owed to the Company has been forgiven.

(16)  Earnings per Share

     Diluted net earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that the Company's convertible securities were converted as of the beginning of the period. Net earnings are adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As the Company had a net loss for the years ended December 31, 2001, 2000 and 1999, the Company's stock options and convertible debentures were anti-dilutive.

Losses per share for the years ended December 31 is calculated as follows (in thousands, except per share data):

	2001	2000	1999

Basic:
Losses before cumulative effect of change in accounting principle	$ (69,437)	$ (545,711)	$ (1,076,642)
Cumulative effect of change in accounting principle	-	-	(12,816)
Net losses	$ (69,437)	$ (545,711)	$ (1,089,458)
	=========	=========	=========
Weighted average shares outstanding	61,096	60,347	58,504
	=========	=========	=========
Losses per share:
Net losses before cumulative effect of change in accounting principle	$ (1.14)	$ (9.04)	$ (18.40)
Cumulative effect of change in accounting principle	-	-	(0.22)
Net losses	$ (1.14)	$ (9.04)	$ (18.62)
	=========	=========	=========
Diluted:
Losses before cumulative effect of change in accounting principle used in basic calculation	$ (69,437)	$ (545,711)	$ (1,076,642)
Cumulative effect of change in accounting principle	-	-	(12,816)
Net losses	$ (69,437)	$ (545,711)	$ (1,089,458)
	=========	=========	=========
Losses per share:
Losses before cumulative effect of change in accounting principle	$ (1.14)	$ (9.04)	$ (18.40)
Cumulative effect of change in accounting principle	-	-	(0.22)
Net losses	$ (1.14)	$ (9.04)	$ (18.62)
	=========	=========	=========
Weighted average shares used in basic and dilutive calculations	61,096	60,347	58,504
	=========	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(17)  Preferred Stock Purchase Rights

     On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the old common stock of the Company for stockholders of record on June 15, 1995 and for all future issuances of the old common stock. The consummation of the Company's Plan of Reorganization on February 28, 2002 cancelled the Company's old common stock, and the Rights were thereby also cancelled.

(18)  Other Events

(a)  Litigation

     In May and August 1999, former employees of two of the Company's subsidiaries, SunBridge Healthcare Corporation and SunDance Rehabilitation Corporation, filed proposed class action complaints in the Western District of Washington. The plaintiffs sought to represent certain current and former employees of SunBridge and SunDance who were allegedly not paid appropriate wages under federal and state law since May and August 1996, respectively. Plaintiffs filed claims in the chapter 11 cases in the amount of approximately $780 million in the SunDance action and $242 million in the SunBridge action. Although the Company disputed these claims, the parties executed a stipulation of settlement which was signed by the judge presiding over the chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. The settlement provides a general unsecured claim in the chapter 11 cases of up to an aggregate $3.0 million for the claimants, the payment of claimants' attorney's fees up to $300,000, and the payment of up to $500,000 to cover the cost of notice to prospective claimants in the class and claims administration. The settlement terms remain subject to court approval.

     In March and April 1999, class action lawsuits were filed against the Company and three individuals who were at that time officers of the Company in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. On January 31, 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. On February 14, 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint. The Company intends to vigorously defend the individual defendants in this matter, who are indemnified by the Company and covered by the Company's insurance.

      The United States Department of Health & Human Services ("HHS") and the United States Department of Justice ("DOJ") periodically investigate matters that come to their attention concerning the Company, including cost reporting matters. Several years ago, to expedite resolution of any outstanding investigations, the Company requested that HHS and DOJ inform it of any such investigations or outstanding concerns. In response, DOJ informed the Company of the existence of a number of outstanding inquiries, several of which were prompted by the filing of eleven qui tam lawsuits

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

by private individuals ("Relators") pursuant to the False Claims Act. HHS had also asserted claims against the Company for overpayments in connection with Medicare reimbursement for services performed prior to the implementation of the Medicare prospective payment system, and HHS and DOJ also asserted claims for violations of the False Claims Act. The Company denied any violations and asserted claims against HHS for underpayments in connection with services performed for Medicare beneficiaries for the same periods which HHS disputes.

     In February 2002, the Company, HHS, CMS, DOJ, the Tricare Management Activity Support Office ("TMA"), and the Relators in eight of the qui tam cases signed a comprehensive settlement agreement which resolved all the claims of the parties. The Bankruptcy Court has approved the settlement. The settlement agreement provided for, among other things, a release of pre-petition claims of HHS, CMS, DOJ, TMA and the Relators against the Company. The settlement agreement also provided for a release of substantially all the claims of the Company against HHS for the same period; the Company previously reserved all such claims due to the uncertainty of the Company recovering such amounts. The settlement agreement required the Company to pay $1,000,000 in cash and deliver a promissory note for $10,000,000. The Relators in the remaining three qui tam cases previously separately entered into settlement agreements with the Company resolving all of their claims against the Company.

     In contemplation of a settlement with HHS, the Company entered into a corporate integrity agreement with the HHS' Office of Inspector General in July 2001. The agreement officially took effect upon the Company's emergence from bankruptcy. Under the terms of this agreement, the Company implemented further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes.

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

December 31, 2001

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

     In December 2000, the federal government released the final privacy rules of the Health Insurance Portability and Accountability Act of 1996 ("HIPPA").  The rules provide for, among other things, (i) giving consumers the right and control over the release of their medical records, (ii) the establishment of boundaries for the use of medical information, and (iii) penalties for violation of an individual's privacy rights.

     These privacy regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper, oral and electronic communications regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. The Company is not required to comply with the HIPAA privacy rules until April 2003, but the Company will require substantial efforts and resources to prepare for meeting the compliance deadline and for continued compliance thereafter. No assurance can be given that the Company will meet the April 2003 deadline. See "Item 1 - Business - Certain Additional Business Risks."

     HIPAA's security regulations have not yet been finalized. The proposed security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. The Company will be required to comply with the security regulations 26 months after the regulations become final.

     In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually indentifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. These regulations

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

do not require healthcare providers to submit claims electronically, but require standard formatting for those that do. The Company currently submits some of its claims electronically and will continue to do so. The Company will be required to comply with HIPAA transaction and code set standards by October 2003.

(19)  Summarized Financial Information

     The Company acquired Mediplex on June 23, 1994, and became a co-obligor with Mediplex with respect to the 6-1/2% Debentures and the 11-3/4% Debentures subsequent to the acquisition. Summarized financial information of Mediplex is provided below (in thousands):

	As of December 31
	2001	2000

Current assets	$ 64,803	$ 73,060
Noncurrent assets	69,576	76,668
Current liabilities	22,411	8,720
Noncurrent liabilities	50,294	50,632
Due to parent	262,082	231,487

	Year Ended December 31
	2001	2000	1999

Net revenues	$ 449,754	$ 441,929	$ 442,914
Costs and expenses	(490,462)	(438,707)	(426,418)
Loss on impairment	(8,647)	-	(46,779)
Loss on sale of assets, net	-	-	(41,019)
Cumulative effect of change in accounting principle	-	-	(2,520)
(Losses) income before intersegment charges and income taxes	(49,355)	3,222	(73,822)
Intersegment charges (1)	(9,940)	(15,939)	(94,759)
Losses before income taxes	(59,295)	(12,717)	(168,581)
Income tax expense	-	-	(32)
Net losses	$ (59,295)	$ (12,717)	$ (168,613)
	========	========	=======
(1)	Through various intersegment agreements entered into by the Company and Mediplex, the Company provides management services, licenses the use of its trademarks and acts on behalf of Mediplex to make financing available for its operations. The Company charged Mediplex for management services totaling approximately $14.4 million, $13.4 million and $14.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Royalty fees charged to Mediplex for the year ended December 31, 1999 for the use of the Company's trademarks were approximately $7.0 million. The Company discontinued charging Mediplex for royalty fees as of December 31, 1999. Intersegment interest charged to Mediplex for the years ended December 31, 2000 and 1999, for

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001
advances from the Company was approximately $2.6 million and $72.9 million. Sun discontinued charging Mediplex for interest during 2000 due to the chapter 11 filing.

(20) Quarterly Financial Data (Unaudited)

     The following tables reflects unaudited quarterly financial data for fiscal years 2001 and 2000 (in thousands, except per share data):

Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total net revenues	$ 529,834	$ 507,160	$ 494,939	$ 543,301
	=======	=======	======	======
Losses before income taxes	$ (15,944)	$ (21,328)	$ (10,438)	$ (21,406)
	=======	=======	======	======
Net losses	$ (15,967)	$ (21,851)	$ (10,552)	$ (21,067)
	=======	=======	======	======
Net losses per common and common equivalent share:

Net losses (1):
Basic and diluted	$ (0.26)	$ (0.36)	$ (0.17)	$ (0.34)
	=======	=======	======	======

       (1)    Earnings per share are computed independently for each of the quarters presented and therefore, may not sum to the totals for the year (see "Note 16 - Earnings Per Share").

Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total net revenues	$ 637,992	$ 620,954	$ 607,722	$ 592,260
	=======	=======	=======	======
Losses before income taxes	$ (165,607)	$ (31,387)	$ (132,250)	$ (216,211)
	=======	=======	=======	======
Net losses	$ (165,661)	$ (31,445)	$ (132,360)	$ (216,245)
	=======	=======	=======	======
Net losses per common and common equivalent share:

Net losses (1):
Basic and diluted	$ (2.78)	$ (0.54)	$ (2.18)	$ (3.56)
	=======	=======	=======	======

      (1)    Earnings per share are computed independently for each of the quarters presented and therefore, may not sum to the totals for the year (see "Note 16 - Earnings Per Share").

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(21)  Segment Information

     The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, sub-acute and related ancillary care services to nursing home patients. In addition to services provided in the United States, the Company previously provided services in the United Kingdom, Spain, Germany and Australia.

     The following summarizes the services provided by the Company's reportable and other segments:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At December 31, 2001, the Company operated 247 long-term care facilities with 27,954 licensed beds as compared with 303 facilities with 33,363 licensed beds at December 31, 2000. At December 31, 2001, the Company had identified seven facilities with 1,021 licensed beds for divestiture in 2002. As of March 1, 2002, the Company has identified a total of 13 skilled nursing facilities with 1,764 licensed beds for disposal.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At December 31, 2001, this segment provided services to 859 facilities, 622 nonaffiliated and 237 affiliated, as compared to 942 facilities at December 31, 2000, of which 652 were nonaffiliated and 290 were affiliated. In March 2002, the Company sold substantially all of the assets of its respiratory therapy operation.

Pharmaceutical and Medical Supply Services: This segment provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 654 facilities at December 31, 2001 compared with 1,506 facilities at December 31, 2000. Of the 654 facilities in 2001, 439 were nonaffiliated facilities and 215 were affiliated as compared to 1,217 nonaffiliated facilities and 289 affiliated facilities in 2000.

     The Company previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, the Company sold substantially all of the operating assets of SunChoice.

International Operations: The Company sold its operations in the United Kingdom, Germany and Australia during 2001 in February, April and July, respectively. During 2000, the Company sold 18 pharmacies in the United Kingdom and its operations in Spain. The Company did not have any international operations at December 31, 2001.

Other Operations: This segment includes temporary medical staffing services, assisted living services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

     The accounting policies of the segments are the same as those described in the Note 3 - "Summary of Significant Accounting and Financial Reporting Policies". The Company primarily evaluates segment performance based on profit or loss from operations after allocated expenses and before reorganization items, income taxes, extraordinary items and the cumulative effect of change in accounting principle. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 121, legal and regulatory matters and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. The Company accounts for intersegment sales and provision of services at estimated market prices.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

The following tables summarize, for the years indicated, operating results and other financial information, by business segment (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
For the Year Ended December 31, 2001
Total Net Revenues	$ 1,609,388	$ 175,159	$ 257,579	$ 23,887	$ 178,065	$ 1,393	$ (170,237)	$ 2,075,234
Operating expenses, corporate general and administrative expense and provision for losses on accounts receivable	1,561,766	150,340	233,944	22,953	176,468	50,715	(170,237)	2,025,949
Depreciation and amortization	12,576	1,752	4,311	-	3,193	10,953	-	32,785
Interest, net	2,758	32	4	1,183	513	8,145	-	12,635
Income (losses) before corporate allocations	32,288	23,035	19,320	(249)	(2,109)	(68,420)	-	3,865
Corporate management fees	52,294	10,344	15,085	-	7,360	(85,083)	-	-
Net segment income/(losses)	$ (20,006)	$ 12,691	$ 4,235	$ (249)	$ (9,469)	$ 16,663	$ -	$ 3,865
	======	========	=========	=======	======	=======	=======	========
Intersegment revenues	$ (526)	$ 99,549	$ 62,209	$ -	$ 9,005	$ -	$ (170,237)	$ -
Identifiable segment assets	$ 382,581	$ 30,515	$ 74,815	$ -	$ 59,796	$ 519,711	$ (417,614)	$ 649,804
Segment capital expenditures	$ 17,595	$ 472	$ 937	$ 537	$ 1,865	$ 8,924	$ -	$ 30,330

For the Year Ended December 31, 2000
Total Net Revenues	$ 1,718,178	$ 204,367	$ 311,276	$ 265,501	$ 171,430	$ 1,381	$ (213,205)	$ 2,458,928
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	1,649,920	170,722	291,140	261,814	172,359	84,171	(213,074)	2,417,052
Depreciation and amortization	20,192	3,023	6,856	2,502	3,084	10,355	(131)	45,881
Interest, net	10,567	188	58	12,989	1,416	9,051	-	34,269
Income (losses) before corporate allocations	37,499	30,434	13,222	(11,804)	(5,429)	(102,196)	-	(38,274)
Corporate interest allocation	24,444	8,946	10,577	7,902	5,823	(57,692)	-	-
Corporate management fees	42,394	5,097	7,434	1,815	4,089	(60,829)	-	-
Net segment income (losses)	$ (29,339)	$ 16,391	$ (4,789)	$ (21,521)	$ (15,341)	$ 16,325	$ -	$ (38,274)
	======	========	=========	=======	======	=======	=======	========
Intersegment revenues	$ 601	$ 113,265	$ 88,295	$ -	$ 10,716	$ 328	$ (213,205)	$ -
Identifiable segment assets	$ 234,735	$ 48,018	$ 52,022	$ 83,826	$ 68,974	$ 1,011,775	$ (649,362)	$ 849,988
Segment capital expenditures	$ 24,781	$ 289	$ 994	$ 4,590	$ 3,172	$ 21,540	$ -	$ 55,366

For the Year Ended December 31, 1999
Total Net Revenues	$ 1,704,436	$ 234,054	$ 316,880	$ 296,906	$ 196,760	$ 2,574	$ (222,571)	$ 2,529,039
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	1,790,865	248,269	312,500	290,272	217,670	120,730	(219,705)	2,760,601
Depreciation and amortization	29,195	7,173	8,287	12,805	11,285	12,796	(216)	81,325
Interest, net	9,944	305	86	13,191	6,721	98,807	-	129,054
Dividends on Preferred Securities	-	-	-	-	-	20,407	-	20,407
Losses before corporate allocations	(125,568)	(21,693)	(3,993)	(19,362)	(38,916)	(250,166)	(2,650)	(462,348)
Corporate interest allocation	42,945	12,977	13,863	19,550	8,392	(97,727)	-	-
Corporate management fees	71,688	9,455	12,454	2,966	5,993	(99,906)	(2,650)	-
Net segment income (losses)	$ (240,201)	$ (44,125)	$ (30,310)	$ (41,878)	$ (53,301)	$ (52,533)	$ -	$ (462,348)
	======	========	=========	=======	======	=======	=======	========
Intersegment revenues	$ 598	$ 126,880	$ 80,944	$ -	$ 9,981	$ 4,168	$ (222,571)	$ -
Identifiable segment assets	$ 350,038	$ 74,466	$ 121,260	$ 267,604	$ 143,317	$ 1,143,134	$ (661,331)	$ 1,438,488
Segment capital expenditures	$ 23,114	$ 6,696	$ 3,184	$ 25,632	$ 11,616	$ 32,211	$ -	$ 102,453

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

The following tables reconcile net segment income (losses) to consolidated losses before income taxes and cumulative effect of change in accounting principle:

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999

Net segment income (losses)	$ 3,865	$ (38,274)	$ (462,348)
Loss on impairment	18,825	191,316	457,449
Legal and regulatory matters, net	11,000	2,480	38
Restructuring costs	1,064	(1,090)	27,353
(Gain) loss on sale of assets, net	(825)	(21,400)	78,673
Loss on termination of interest rate swaps	-	-	2,488
Reorganization costs, net	42,917	335,875	48,132
Losses before income taxes and cumulative effect of change in accounting principle	$ (69,116)	$ (545,455)	$ (1,076,481)
	===========	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING BALANCE SHEET

As of December 31, 2001
(in thousands)

(22)  Filer/Non-Filer Financial Statements

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements for the years ended after the Filing Date:

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 49,917	$ 732	$ -	$ 50,649
Accounts receivable, net	200,445	4,515	(227)	204,733
Inventory, net	19,492	923	-	20,415
Other receivables, net	9,556	-	-	9,556
Prepaids and other assets	5,610	43	-	5,653
Total current assets	285,020	6,213	(227)	291,006

Property and equipment, net	124,832	8,384	-	133,216
Assets held for sale	15,803	2,355	-	18,158
Notes receivable, net	4,895	-	-	4,895
Goodwill, net	177,027	175	-	177,202
Other assets, net	20,788	4,539	-	25,327
Investment in subsidiaries	(280,290)	-	280,290	-
Total assets	$ 348,075	$ 21,666	$ 280,063	$ 649,804
	=======	======	=======	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING BALANCE SHEET

As of December 31, 2001
(in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Current portion of long-term debt	$ 54,892	$ 83	$ -	$ 54,975
Accounts payable	29,055	1,507	(227)	30,335
Accrued compensation and benefits	78,716	612	-	79,328
Accrued self-insurance obligations	45,878	1,219	-	47,097
Income taxes payable	12,430	-	-	12,430
Other accrued liabilities	79,708	392	-	80,100
Total current liabilities	300,679	3,813	(227)	304,265

Liabilities subject to compromise (see Note 2)	1,549,139	-	-	1,549,139
Accrued self-insurance obligations, net of current portion	51,380	-	-	51,380
Long-term debt, net of current portion	17,813	5,447	-	23,260
Other long-term liabilities	22,136	408	-	22,544
Total liabilities	1,941,147	9,668	(227)	1,950,588
Commitments and contingencies (see Note 10)
Minority interest	3,177	2,228	-	5,405
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	-	-	296,101
Intersegment	(290,060)	290,060	-	-
Stockholders' deficit:
Common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 shares issued and outstanding as of December 31, 2001	652	262	(262)	652
Additional paid-in capital	825,099	49,805	(49,805)	825,099
Accumulated deficit	(2,400,655)	(330,357)	330,357	(2,400,655)
Less:
Common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001	(27,376)	-	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares as of December 31, 2001	(10)	-	-	(10)
Total stockholders' deficit	(1,602,290)	(280,290)	280,290	(1,602,290)
Total liabilities and stockholders' deficit	$ 348,075	$ 21,666	$ 280,063	$ 649,804
	======	=======	======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING BALANCE SHEET

As of December 31, 2000
(in thousands)

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 32,600	$ 4,989	$ -	$ 37,589
Accounts receivable, net	188,366	7,415	(419)	195,362
Inventory, net	21,726	950	-	22,676
Other receivables, net	104,808	(97,912)	-	6,896
Prepaids and other assets	4,653	40	-	4,693
Total current assets	352,153	(84,518)	(419)	267,216

Property and equipment, net	164,433	15,852	-	180,285
Assets held for sale	17,567	138,775	-	156,342
Notes receivable, net	14,554	-	-	14,554
Goodwill, net	187,781	224	-	188,005
Other assets, net	38,385	5,201	-	43,586
Investment in subsidiaries	(57,143)	-	57,143	-
Total assets	$ 717,730	$ 75,534	$ 56,724	$ 849,988
	======	======	======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING BALANCE SHEET

As of December 31, 2000
(in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Current portion of long-term debt	$ 67,208	$ 18,831	$ -	$ 86,039
Accounts payable	26,736	11,209	(419)	37,526
Accrued compensation and benefits	86,259	15,718	-	101,977
Accrued self-insurance obligations	27,406	612	-	28,018
Income taxes payable	13,328	-	-	13,328
Other accrued liabilities	126,291	12,938	-	139,229
Total current liabilities	347,228	59,308	(419)	406,117

Liabilities subject to compromise (see Note 2)	1,529,928	-	-	1,529,928
Accured self-insurance obligations, net of current portion	22,719	-	-	22,719
Long-term debt, net of current portion	6,797	47,414	-	54,211
Obligations under capital leases, net of current portion	-	53,553	-	53,553
Other long-term liabilities	25,953	784	-	26,737
Total liabilities	1,932,625	161,059	(419)	2,093,265
Commitments and contingencies (see Note 10)
Minority interest	3,178	2,782	-	5,960
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101	-	-	296,101
Intersegment	31,164	(31,195)	31	-
Stockholders' deficit:
Common stock of $.01 par value, authorized 155,000,000 shares, 65,230,853 shares issued and outstanding as of December 31, 2000	652	2,568	(2,568)	652
Additional paid-in capital	825,147	273,696	(273,696)	825,147
Accumulated deficit	(2,331,218)	(320,893)	320,893	(2,331,218)
Accumulated other comprehensive loss	(12,483)	(12,483)	12,483	(12,483)
Less:
Common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2000	(27,376)	-	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares as of December 31, 2000	(60)	-	-	(60)
Total stockholders' deficit	(1,545,338)	(57,112)	57,112	(1,545,338)
Total liabilities and stockholders' deficit	$ 717,730	$ 75,534	$ 56,724	$ 849,988
	======	=======	======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING STATEMENT OF LOSSES

For the Year Ended December 31, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 2,008,534	$ 71,668	$ (4,968)	$ 2,075,234
Costs and expenses:
Operating costs	1,832,761	67,869	(4,968)	1,895,662
Corporate general and administrative	102,599	1,716	-	104,315
Depreciation and amortization	31,371	1,414	-	32,785
Provision for losses on accounts receivable	25,162	810	-	25,972
Loss on impairment	14,482	4,343	-	18,825
Interest, net (contractual interest expense $142,800)	10,960	1,675	-	12,635
Legal and regulatory matters, net	11,000	-	-	11,000
Restructuring costs	-	1,064	-	1,064
Gain on sale of assets, net	(782)	(43)	-	(825)
Equity interest in losses of subsidiaries	9,463	-	(9,463)	-
Total costs and expenses	2,037,016	78,848	(14,431)	2,101,433
Management fee (income) expense before reorganization items	(2,810)	2,810	-	-
Losses before reorganization costs, net, and income taxes	(25,672)	(9,990)	9,463	(26,199)
Reorganization costs, net	43,473	(556)	-	42,917
Income taxes	291	30	-	321
Net losses	$ (69,436)	$ (9,464)	$ 9,463	$ (69,437)
	======	======	======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING STATEMENT OF LOSSES

For the Year Ended December 31, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 2,145,659	$ 318,485	$ (5,216)	$ 2,458,928
Costs and expenses:
Operating costs	1,931,901	303,738	(5,216)	2,230,423
Corporate general and administrative	140,117	13,016	-	153,133
Depreciation and amortization	43,000	2,881	-	45,881
Provision for losses on accounts receivable	32,973	523	-	33,496
Loss on impairment	191,199	117	-	191,316
Interest, net (contractual interest expense $146,406)	20,260	14,009	-	34,269
Legal and regulatory matters, net	2,480	-	-	2,480
Restructuring costs	(1,090)	-	-	(1,090)
(Gain) loss on sale of assets, net	(21,405)	5	-	(21,400)
Equity interest in losses of subsidiaries	129,311	-	(129,311)	-
Intersegment interest expense (income)	(2,198)	2,198	-	-
Total costs and expenses	2,466,548	336,487	(134,527)	2,668,508
Management fee (income) expense before reorganization items	(828)	828	-	-
Losses before reorganization costs, net, and income taxes	(320,061)	(18,830)	129,311	(209,580)
Reorganization costs, net	225,423	110,452	-	335,875
Income taxes	227	29	-	256
Net losses	$ (545,711)	$ (129,311)	$ 129,311	$ (545,711)
	======	======	======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (69,437)	$ (9,464)	$ 9,464	$ (69,437)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	9,464	-	(9,464)	-
Loss on impairment	14,482	4,343	-	18,825
Depreciation and amortization	31,371	1,414	-	32,785
Provision for losses on accounts receivable	25,162	810	-	25,972
Legal and regulatory costs	11,000	-	-	11,000
(Gain) loss on sale of assets, net	(782)	(43)	-	(825)
Reorganization costs, net	43,473	(556)	-	42,917
Other, net	9,844	(248)	-	9,596
Changes in operating assets and liabilities:
Accounts receivable	(39,226)	2,312	-	(36,914)
Other current assets	(2,749)	3,694	-	945
Other current liabilities	16,072	(8,051)	-	8,021
Income taxes payable	3,810	(2,743)	-	1,067
Net cash provided by (used for) operating activities before reorganization costs	52,484	(8,532)	-	43,952
Net cash paid for reorganization costs	(19,583)	-	-	(19,583)
Net cash (used for) provided by operating activities	32,901	(8,532)	-	24,369
Cash flows from investing activities:
Capital expenditures, net	(29,793)	(537)	-	(30,330)
Acquisitions, net of cash acquired	-	-	-	-
Proceeds from sale of assets	14,676	3,488	-	18,164
Proceeds from redemption of strategic investment	10,115	-	-	10,115
(Increase) decrease in long-term notes receivable	885	-	-	885
Decrease in other assets	6,568	(3,942)	-	2,626
Net cash (used for) provided by investing activities	2,451	(991)	-	1,460
Cash flows from financing activities:
Net (repayments) borrowings under Revolving Credit Agreement (postpetition)	(12,441)	-	-	(12,441)
Long-term debt borrowings	3,748	94	-	3,842
Long-term debt repayments (prepetition)	-	(82)	-	(82)
Principal payments on prepetition debt authorized by Bankruptcy Court	(3,017)	-	-	(3,017)
Other financing activities	2	(3)	-	(1)
Intersegment advances	(5,257)	5,257	-	-
Net cash provided by (used for) financing activities	(16,965)	5,266	-	(11,699)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	17,317	(4,257)	-	13,060
Cash and cash equivalents at beginning of year	32,600	4,989	-	37,589
Cash and cash equivalents at end of year	$ 49,917	$ 732	$ -	$ 50,649
	==========	=======	=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000
(in thousands)
	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (545,711)	$ (129,311)	$ 129,311	$ (545,711)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	129,311	-	(129,311)	-
Loss on impairment	191,199	117	-	191,316
Depreciation and amortization	43,000	2,881	-	45,881
Provision for losses on accounts receivable	32,973	523	-	33,496
Legal and regulatory costs	1,245	-	-	1,245
(Gain) loss on sale of assets, net	(21,405)	5	-	(21,400)
Reorganization costs, net	225,423	110,452	-	335,875
Other, net	(18,388)	(1,798)	-	(20,186)
Changes in operating assets and liabilities:
Accounts receivable	(19,886)	1,166	-	(18,720)
Other current assets	(6,737)	17,766	-	11,029
Other current liabilities	1,582	(723)	-	859
Income taxes payable	4,827	(2,712)		2,115
Net cash provided by (used for) operating activities before reorganization costs	17,433	(1,634)	-	15,799
Net cash paid for reorganization costs	(17,520)	-		(17,520)
Net cash (used for) provided by operating activities	(87)	(1,634)		(1,721)
Cash flows from investing activities:
Capital expenditures, net	(48,236)	(7,130)	-	(55,366)
Acquisitions, net of cash acquired	(974)	-	-	(974)
Proceeds from sale of assets held for sale	2,987	21,993	-	24,980
(Increase) decrease in long-term notes receivable	(8,024)	1,936	-	(6,088)
Decrease in other assets	5,536	-		5,536
Net cash (used for) provided by investing activities	(48,711)	16,799		(31,912)
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	54,901	-	-	54,901
Long-term debt borrowings	6,108	3,559	-	9,667
Long-term debt repayments (prepetition)	-	(14,663)	-	(14,663)
Principal payments on prepetition debt authorized by Bankruptcy Court	(3,358)	(48)	-	(3,406)
Other financing activities	28	(32)	-	(4)
Intersegment advances	5,187	(5,187)		-
Net cash provided by (used for) financing activities	62,866	(16,371)		46,495
Effect of exchange rate on cash and cash equivalents	-	(320)		(320)
Net increase (decrease) in cash and cash equivalents	14,068	(1,526)	-	12,542
Cash and cash equivalents at beginning of year	18,532	6,515	-	25,047
Cash and cash equivalents at end of year	$ 32,600	$ 4,989	$ -	$ 37,589
	=========	========	=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(23)  Subsequent Events

(a)  Confirmation of Joint Plan of Reorganization

     On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). On February 6, 2002, the Bankruptcy Court approved the Company's joint plan of reorganization (the "Plan") and on February 28, 2002 the Company consummated the Plan. The principal provisions of the Plan are set forth below:

	Type of Claim/Security	Treatment under Plan
1.	General unsecured creditors with claims less than $50,000	To be issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of $50,000 or more	To be issued an aggregate of approximately 900,000 shares (9%) of new common stock
3.	Senior bank lenders	Issued approximately 8.9 million shares of new common stock (89%) and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	To be issued an aggregate of 200,000 shares (2%) of new common stock and warrants to purchase an additional 500,000 shares (5%)
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders

(b)  New Loan Agreements

     On February 28, 2002, the Company entered into (i) a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement,") and (ii) a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Revolving Loan Agreement is a $150 million three-year revolving line of credit that is secured by the Company's accounts receivable, inventory, equipment and other assets, a first priority

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

pledge of the stock of the Company's subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150 million. Under the Revolving Loan Agreement, depending upon the type of loan made and provided that an event of default has not occurred, the Company will pay interest at either (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 2.75% (subject to certain adjustments) or (ii) the London Interbank Offered Rate plus 3.75% (subject to certain adjustments).

     The Term Loan Agreement is comprised of a three-year $20 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note" and together with the Term Loan, the "Term Debt"). The Term Debt is secured primarily by a first security pledge of the stock of the Company's subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of the Company's other assets. Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. Provided that an event of Default has not occurred, interest accrues on the Term Loan at the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 4.00% and (ii) 9.00%. The Company will pay interest on the Discount Note for base rate borrowings a rate of interest equal to the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) and (ii) 2.65% and for Eurodollar borrowings a rate of interest equal to the Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus 0.50%.

     The Company used borrowings from the Loan Agreements to pay off the Company's debtor-in-possession credit facility on February 28, 2002.

(c)  Divestitures subsequent to December 31, 2001

     During the first quarter of 2002, the Company identified 13 skilled nursing facilities with 1,764 licensed beds for divestiture. The aggregate net revenues and net losses were $92.0 million and $7.7 million, respectively, for the year ended December 31, 2001.

     In March 2002, the Company sold substantially all of the assets of its SunCare respiratory therapy operations.  The aggregate sales proceeds to the Company were $0.9 million in cash.

(d)  Fresh-start accounting

     The Company's emergence from chapter 11 bankruptcy and subsequent application of fresh-start acounting will include the following:   allowed claims that are discharged will be removed from the financial statements; long-lived assets will be recorded at fair market value; and equity will be reset with no retained earnings (deficit) as of February 28, 2002. The Company expects to record goodwill in the emerged Company's consolidated financial statements. The goodwill amount has not currently been determined.

     The Company is in the process of determining the fair value of the long-lived assets; this information is expected to be available in April 2002.   The Company's first quarter 2002 consolidated financial statements will include a summary of the fresh start accounting.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Sun Healthcare Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sun Healthcare Group, Inc. (Debtor-in-Possession) and subsidiaries in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule identified as SCHEDULE II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/  Arthur Andersen LLP
    Arthur Andersen LLP

Albuquerque, New Mexico
March 18, 2002

1

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(Debtor-in-Possession)

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B		Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Additions Charged to Other Accounts	Deductions Other	Balance at End of Period

Year ended December 31, 2001:
Allowance for doubtful accounts	$ 128,106	$ 22,435	(1)	$ -	$ (76,722)	$ 73,819
	========	=======		=========	======	=========
Notes receivable reserve	$ 1,979	$ 3,537	(1)	$ 700	$ -	$ 6,216	(2)
	========	=======		=========	======	=========
Reserve for assets held for sale	$ 233,746	$ 14,442		$ -	$ (235,284)	$ 12,904
	========	=======		=========	======	=========
Corporate restructure reserve	$ 729	$ 1,064		$ -	$ (888)	$ 905
	========	=======		=========	======	=========
Year ended December 31, 2000:
Allowance for doubtful accounts	$ 151,841	$ 33,496	(1)	$ -	$ (57,231)	$ 128,106
	========	=======		=========	======	=========
Notes receivable reserve	$ 6,556	$ -		$ -	$ (4,577)	$ 1,979	(2)
	========	=======		=========	======	=========
Reserve for assets held for sale	$ 84,522	$ 288,660		$ -	$ (139,436)	$ 233,746
	========	=======		=========	======	=========
Corporate restructure reserve	$ 1,964	$ (1,090)		$ -	$ (145)	$ 729
	========	=======		=========	======	=========
Year ended December 31, 1999:
Allowance for doubtful accounts	$ 79,015	$ 118,373	(1)	$ -	$ (45,547)	$ 151,841
	========	=======		=========	======	=========
Exit costs for acquired businesses	$ 4,240	$ -		$ -	$ (4,240)	$ -
	========	=======		=========	======	=========
Notes receivable reserve	$ 1,712	$ 4,844	(1)	$ -	$ -	$ 6,556
	========	=======		=========	======	=========
Reserve for assets held for sale	$ 159,828	$ 85,758		$ -	$ (161,064)	$ 84,522
	========	=======		=========	======	=========
Corporate restructure reserve	$ 3,138	$ 27,353		$ -	$ (28,527)	$ 1,964
	========	=======		=========	======	=========

          (1)     Charges included in provision for losses on accounts receivable.

(2)     Included in the note receivable reserve are the following:
            $2,566 and $1,351 recorded as allowance for other receivable, net, current as of
            December 31, 2001 and 2000, respectively; and $3,650 and $628 recorded as allowance for note receivable, long-term as of December 31, 2001 and 2000, respectively.

2