Form 10-Q
period 2002-03-31
SUN HEALTHCARE GROUP INC
filed 2002-05-15
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

[    ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-49663

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

Yes  X                              No  __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of April 30, 2002, there were 9,146,963 shares of the Registrant's $.01 par value
Common Stock outstanding, net of treasury shares.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended March 31, 2002

		Page Numbers
PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward Looking Statements.		3-4

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets (unaudited)	5-6
	Reorganized Company - as of March 31, 2002
	Predecessor Company - as of December 31, 2001

	Consolidated Statements of Income (Losses) (unaudited)	7-8
	Reorganized Company - for the one month ended March 31, 2002
	Predecessor Company - for the two months ended February 28, 2002
	Predecessor Company - for the three months ended March 31, 2001

	Consolidated Statements of Comprehensive Income (Losses) (unaudited)	9
	Reorganized Company - for the one month ended March 31, 2002
	Predecessor Company - for the two months ended February 28, 2002
	Predecessor Company - for the three months ended March 31, 2001

	Consolidated Statements of Cash Flows (unaudited)	10-11
	Reorganized Company - for the one month ended March 31, 2002
	Predecessor Company - for the two months ended February 28, 2002
	Predecessor Company - for the three months ended March 31, 2001

	Notes to the Consolidated Financial Statements	12-28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-41

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	42
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43

Item 2.	Changes in Securities and Use of Proceeds	43

Item 6.	Exhibits and Reports on Form 8-K	43

Signatures		44

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Certain statements made in this Form 10-Q including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the factors listed below and those referred to under the caption "Certain Additional Business Risks" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

-	The Company's borrowing capacity under its Loan Agreements and its cash flow from operations may be insufficient to fund its long-term operations.

-	The Company will be in default under its Loan Agreements if it fails to achieve significant improvements in its results of operations.

-	The Company's Medicare reimbursements may materially and adversely decline after September 30, 2002.

-	The Company is subject to increased litigation and its general and professional liability risk is generally self-funded.

-	Changes in pharmacy legislation and payment formulas could adversely impact the Company's pharmacy operations.

-	The Company expects that it will continue to experience a shortage of qualified personnel to staff its facilities and increasing labor costs.

-	The Company could face sanctions if it fails to comply with its Corporate Integrity Agreement or the HIPAA privacy rules.

-	The Company has limited operational flexibility because it leases substantially all of its inpatient facilities.

-	Changes in revenue sources and future health care reform could adversely affect the Company's business.

-	The Company is continuously subject to federal and state regulatory scrutiny, and previous regulatory investigations have hindered or prevented the Company from pursuing certain business objectives.

     Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

     The Company included a summary of its financial projections in its Disclosure Statement dated December 18, 2001, which was filed with the Commission as Exhibit 2.2 to the Company's current report on Form 8-K/A on February 28, 2002 (the "Summary Projections"). The Summary Projections were forward looking statements and based on a large number of estimates and assumptions, some of which may no longer be accurate. The projections were not prepared by the Company in the ordinary course of business and although the Company considered these estimates and assumptions to be reasonable when taken as a whole on December 18, 2001, they are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies beyond the control of the Company. Likewise, any information that the Company has learned subsequent to December 18, 2001 was not included in the Summary Projections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Forecasts and projections are necessarily speculative in nature, and it can be expected that, in addition to new information learned by the Company subsequent to the date of their preparation, one or more of the assumptions in the Summary Projections will not materialize or will vary significantly from actual results. The likelihood of such variances will increase over time. Accordingly, actual results achieved during the periods covered will vary from the Summary Projections, and these variations may be material and adverse. In particular, the Summary Projections assume the consummation of certain restructuring initiatives that were under consideration by the Company as of December 18, 2001, including the anticipated rejection of certain skilled nursing facility leases. If some or all of these initiatives do not occur or are materially delayed, the Summary Projections will not be achieved. Furthermore, the Summary Projections were not prepared with a view toward compliance with published guidelines of the Securities and Exchange Commission, the American Institute of Certified Public Accountants or generally accepted accounting principles ("GAAP"). The Company's independent accountants did not prepare or compile the Summary Projections and, accordingly, do not express an opinion or any form of assurance with respect to the Summary Projections.

     For all the foregoing reasons, investors should not place reliance on the Summary Projections as indicators of the future results of the Company. The Company does not assume any responsibility to any stockholder or future investor for the reasonableness, completeness, accuracy or reliability of the Summary Projections. No one has made, or makes, any representation to any stockholder or future investor regarding the information contained in the Summary Projections. The Company has not and will not update or otherwise revise the Summary Projections to reflect circumstances existing after the date when made or to reflect the occurrences of future events even if any or all of the assumptions are shown to be in error.

ITEM 1.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
(in thousands)
	Reorganized Company March 31, 2002	| | |	Predecessor Company December 31, 2001
		|
Current assets:		|
Cash and cash equivalents	$ 9,690	|	$ 50,649
Accounts receivable, net of allowance for doubtful accounts of $79,665 at March 31, 2002 and $73,819 at December 31, 2001	212,731	| |	204,733
Inventory, net	20,577	|	20,415
Other receivables, net of allowance of $1,742 at March 31, 2002 and $2,566 at December 31, 2001	5,074	| |	9,556
Prepaids and other assets	9,348	|	5,653
		|
Total current assets	257,420	|	291,006
		|
Property and equipment, net	195,960	|	133,216
Assets held for sale	17,288	|	18,158
Notes receivable, net of allowance of $3,650 at March 31, 2002 and December 31, 2001	1,991	| |	4,895
Goodwill, net	214,817	|	177,202
Other assets, net	87,170	|	25,327
		|
Total assets	$ 774,646	|	$ 649,804
	=============	|	============

The accompanying notes are an integral part of these consolidated balance sheets.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands except per share data)
	Reorganized Company March 31, 2002	| | |	Predecessor Company December 31, 2001
Current liabilities:		|
Current portion of long-term debt	$ 8,119	|	$ 54,975
Accounts payable	21,773	|	30,335
Accrued compensation and benefits	79,428	|	79,328
Accrued self-insurance obligations	43,331	|	47,097
Income taxes payable	12,846	|	12,430
Other accrued liabilities	91,410	|	80,100
		|
Total current liabilities	256,907	|	304,265
		|
Liabilities subject to compromise (see Note 2)	-	|	1,549,139
Accrued self-insurance obligations, net of current portion	54,530	|	51,380
Long-term debt, net of current portion	120,096	|	23,260
Other long-term liabilities	100,787	|	22,544
		|
Total liabilities	532,320	|	1,950,588
		|
Commitments and contingencies (see Note 7)		|
		|
Minority interest	3,925	|	5,405
		|
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Predecessor Company	-	| | |	296,101
		|
Stockholders' equity (deficit):		|
Reorganized Company common stock of $.01 par value, authorized 50,000,000 shares, 8,799,977 shares issued and outstanding as of March 31, 2002	88	| | |	-
Predecessor Company common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 shares issued and outstanding as of December 31, 2001	-	| | |	652
Additional paid-in capital	237,512	|	825,099
Retained earnings (accumulated deficit)	801	|	(2,400,655)
	238,401	|	(1,574,904)
Less:		|
Predecessor Company common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001	-	| |	(27,376)
Predecessor Company grantor stock trust, at market, 1,915,935 shares as of December 31, 2001	-	| |	(10)
Total stockholders' equity (deficit)	238,401	|	(1,602,290)
Total liabilities and stockholders' equity (deficit)	$ 774,646	|	$ 649,804
	===========	|	===========

The accompanying notes are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
(Unaudited)
(in thousands except per share data)
	Reorganized Company For the One Month Ended March 31, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended March 31, 2001
		|
Total net revenues	$ 156,135	|	$ 301,846	$ 509,973
		|
Costs and expenses:		|
Operating costs	141,731	|	285,116	464,445
Corporate general and administrative	8,427	|	15,862	30,413
Depreciation and amortization	2,229	|	4,465	8,381
Provision for losses on accounts receivable	2,553	|	417	7,588
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002 and $35,623 for the three months ended March 31, 2001)	1,171	| | |	2,672	4,648
Gain on sale of assets, net	(1,065)	|	-	(32)
		|
Total costs and expenses	155,046	|	308,532	515,443
		|
Income (losses) before reorganization costs, income taxes, discontinued operations and extraordinary items	1,089	| |	(6,686)	(5,470)
Reorganization costs, net	-	|	(1,483)	8,191
		|
Income (losses) before income taxes, discontinued operations and extraordinary items	1,089	| |	(5,203)	(13,661)
Income taxes	73	|	147	23
		|
Income (losses) before discontinued operations and extraordinary items	1,016	| |	(5,350)	(13,684)
		|
Discontinued operations: (Note 6)		|
Loss from discontinued operations	1,239	|	1,569	2,283
(Gain) loss on disposal	(1,024)	|	6,070	-
Loss on discontinued operations	215	|	7,639	2,283
		|
Income (losses) before extraordinary items	801	|	(12,989)	(15,967)
		|
Extraordinary gain on extinguishment of debt, net	-	|	1,498,360	-
		|
Net income (losses)	$ 801	|	$ 1,485,371	$ (15,967)
	===========	|	===========	==========

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
(Unaudited)
(in thousands except per share data)

	Reorganized Company For the One Month Ended March 31, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended March 31, 2001
Net income (losses) per common and common equivalent share:		| |
Income (losses) before discontinued operations and extraordinary items		| |
Basic	$ (.02)	|	$ (.11)	$ (.26)
	===========	|	===========	==========
Diluted	$ (.02)	|	$ (.11)	$ (.26)
	===========	|	===========	==========
Net income (losses):		|
Basic	$ .08	|	$ 24.25	$ (.26)
	===========	|	===========	==========
Diluted	$ .08	|	$ 24.25	$ (.26)
	===========	|	===========	==========
Weighted average number of common and common equivalent shares outstanding:		| |
|
Basic	10,000	|	61,249	61,101
	===========	|	===========	==========
Diluted	10,150	|	61,252	61,101
	===========	|	===========	==========

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)
(Unaudited)
(in thousands)

	Reorganized Company For the One Month Ended March 31, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended March 31, 2001
|
Net income (losses)	$ 801	|	$ 1,485,371	$ (15,967)
|
Foreign currency translation adjustments, net	-	| |	-	10,198
|
Comprehensive income (loss)	$ 801	|	$ 1,485,371	$ (5,769)
	==============	|	==============	=============

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
Cash flows from operating activities:	Reorganized Company For the One Month Ended March 31, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended March 31, 2001
Net income (losses)	$ 801	|	$ 1,485,371	$ (15,967)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:		| |
Gain on extinguishment of debt	-	|	(1,498,360)	-
Reorganization costs, net	-	|	(1,483)	8,198
Depreciation and amortization	2,229	|	4,499	8,522
Provision for losses on accounts and other receivables	2,638	|	592	7,814
Gain on sale of assets, net	(1,065)	|	-	(32)
(Gain) loss on discontinued operations	(1,024)	|	6,070	-
Other, net	485	|	682	7,883
Changes in operating assets and liabilities:		|
Accounts receivable	(3,632)	|	(7,543)	(4,554)
Other current assets	3,718	|	(6,475)	755
Income taxes payable	(352)	|	693	84
Other current liabilities	12,408	|	(5,008)	(13,100)
Net cash provided by (used for) operating activities before reorganization costs	16,206	| |	(20,962)	(397)
Net cash paid for reorganization costs	(3,168)	|	(2,781)	(3,288)
Net cash provided by (used for) operating activities	13,038	|	(23,743)	(3,685)
		|
Cash flows from investing activities:		|
Capital expenditures, net	(3,679)	|	(3,971)	(9,760)
Proceeds from sale of assets held for sale	1,000	|	-	13,656
Decrease in long-term notes receivable	317	|	168	211
(Increase) decrease in other assets	(827)	|	(3,366)	552
Net cash (used for) provided by investing activities	(3,189)	|	(7,169)	4,659
		|
Cash flows from financing activities:		|
Net (payments) borrowings under Revolving Credit Agreement (postpetition)	383	| |	(55,382)	(2,517)
Long-term debt borrowings	-	|	112,988	3,119
Long-term debt repayments	(69,686)	|	(13)	-
Principal payments on prepetition debt authorized by Bankruptcy Court	-	| |	(7,966)	(234)
Other financing activities	-	|	(220)	4
Net cash (used for) provided by financing activities	(69,303)	|	49,407	372
Effect of exchange rate on cash and cash equivalents	-	|	-	851
Net (decrease) increase in cash and cash equivalents	(59,454)	|	18,495	2,197
Cash and cash equivalents at beginning of period	69,144	|	50,649	37,589
Cash and cash equivalents at end of period	$ 9,690	|	$ 69,144	$ 39,786
	==========	|	==========	=========

The accompanying notes are an integral part of these consolidated financial statements.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Reorganized Company For the One Month Ended March 31, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended March 31, 2001
|
Supplemental disclosure of cash flow information		|
|
Cash paid (received) during period for:		|
|
Interest, net of $6, $14 and $21 capitalized during the one month ended March 31, 2002, two months ended February 28, 2002 and three months ended March 31, 2001, respectively	$ 693	| | | |	$ 3,205	$ 5,161
	===========	|	===========	===========
Income taxes	$ 414	|	$ (548)	$ (176)
	===========	|	===========	===========

          In March 2002, the Company acquired three skilled nursing facilities by issuing $7.4 million of mortgage notes.

The accompanying notes are an integral part of these consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business and Basis of Presentation

Business

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter referred to collectively as "Sun" or the "Company"), is a provider of long-term, subacute and related specialty healthcare services, including rehabilitation therapy services and pharmaceutical services. See "Note 6 - Assets Held for Sale and Discontinued Operations", which describes certain operations that the Company has sold or intends to sell.

Reorganization

     On February 28, 2002, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of its Plan of Reorganization. On February 6, 2002, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved the Company's Plan of Reorganization filed with the Bankruptcy Court on November 7, 2001.

     Since filing for protection under the Bankruptcy Code on October 14, 1999, the Company had operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited consolidated financial statements of the Company prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

     In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the unaudited consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

     As used in this Form 10-Q, the term "Predecessor Company" refers to the Company and its operations for periods prior to March 1, 2002, while the term "Reorganized Company" is used to describe the Company and its operations for periods beginning March 1, 2002 and thereafter.

Comparability of Financial Information

     The adoption of fresh-start accounting as of March 1, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to March 1, 2002 generally are not comparable to those of the Reorganized Company.

Other Information

     The accompanying unaudited consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally required in annual reports on Form 10-K. The Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (the "SEC") on Form 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 2002 and December 31, 2001, the consolidated results of its operations and the consolidated cash flows for the one, two and three month periods ended March 31, 2002, February 28, 2002 and March 31, 2001, respectively. Management believes that except for the items described in "Note 3 - Fresh Start Accounting" and "Note 10 - Early Extinguishment of Debt", all adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the SEC. Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year. Certain amounts in the 2001 consolidated financial statements and notes thereto have been reclassified to conform to the 2002 presentations.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") resulting in the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses from extinguishment of debt. SFAS No. 64 "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" amended SFAS 4; and thus, is no longer necessary. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, this statement is no longer necessary. SFAS 145 amends SFAS No. 13 "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

     In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed of" ("SFAS 121"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This new pronouncement became effective January 1, 2002.

(2)  Emergence from Chapter 11 Bankruptcy Proceedings

(a)  Confirmation of Joint Plan of Reorganization

     On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"). On February 6, 2002, the Bankruptcy Court approved the Company's Plan of Reorganization and on February 28, 2002 the Company consummated the Plan of Reorganization. The principal provisions of the Plan of Reorganization are set forth below:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Type of Claim/Security		Treatment under Plan of Reorganization
1.	General unsecured creditors with claims less than $50,000	To be issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of $50,000 or more	To be issued an aggregate of approximately 900,000 shares (9%) of new common stock
3.	Senior bank lenders	Issued approximately 8.9 million shares of new common stock (89%) and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	Issued an aggregate of 200,000 shares (2%) of new common stock and warrants to purchase an additional 500,000 shares (5%)
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders
6.	United States Health Care Program Claims	Received a cash payment of $1.0 million and a promissory note for $10.0 million
7.	State Medicaid Program Claims	Estimated to receive an aggregate of approximately $11.0 million in cash and promissory notes

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

     Under Chapter 11, certain claims against the Company in existence prior to the Filing Date were stayed while the Company continued its operations as a debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheets as "liabilities subject to compromise." Additional Chapter 11 claims have arisen and may continue to arise resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets ("secured claims") also were stayed although the holders of such claims had the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to compromise consisted of the following as of the period indicated (in thousands):

December 31, 2001

Revolving Credit Facility	$ 437,066
Credit Facility Term Loans	358,981
Senior Subordinated Notes due 2007	250,000
Senior Subordinated Notes due 2008	150,000
Interest payable	101,856
Prepetition trade and other miscellaneous claims	88,171
Convertible Subordinated Debentures due 2004	83,300
Mortgage notes payable due at various dates through 2005	46,023
Other long-term debt	14,377
Industrial Revenue Bonds	8,365
Senior Subordinated Notes due 2002	6,161
Capital leases	3,457
Convertible Subordinated Debentures due 2003	1,382
Total liabilities subject to compromise	$ 1,549,139
===========

     (c)  Debtor-in-Possession Financing

     On October 14, 1999, the Company entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (the "DIP Financing Agreement"). The DIP Financing Agreement provided for maximum borrowings by the Company of $200 million, subject to certain limitations. The Company used borrowings from new loan agreements to pay off the Company's borrowings outstanding under the DIP Financing Agreement on February 28, 2002. See "Note 4 - Loan Agreements."

     (d)  Reorganization Costs

     Reorganization costs under Chapter 11 are items of expense or income that were incurred or realized by the Company because it was in reorganization. These included, but were not limited to, professional fees and similar types of expenditures incurred directly relating to the Chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Company because it was not paying its prepetition liabilities.

The components of reorganization costs, net, were as follows for the periods indicated (in thousands):
	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended March 31, 2001

Professional fees	$ 8,171	$ 5,226
Restructuring	1,167	900
(Gain) loss on sale of assets	(10,733)	2,778
Less:
Interest earned on accumulated cash	(88)	(706)

Total reorganization costs, net	$ (1,483)	$ 8,198
	===========	===========

(3)  Fresh Start Accounting

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As previously discussed, the Company adopted the provisions of fresh-start accounting as of March 1, 2002. In adopting fresh-start accounting, the Company engaged independent financial advisors to assist in the determination of the reorganization value or fair value of the entity. The independent financial advisors determined an estimated reorganization value of $410.0 million before considering certain long-term debt or other obligations assumed in connection with the Plan of Reorganization. This estimate was based upon the Company's cash flows, selected comparable market multiples of publicly traded companies, operating lease obligations and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $271.8 million was determined after taking into account the values of the obligations assumed in connection with the Plan of Reorganization.

     A reconciliation of fresh-start accounting recorded as of February 28, 2002 follows (in thousands):
	Predecessor Company	| |	Fresh-start						Reorganized Company
	February 28, 2002	| |	Debt Re- structuring		Adjustments		Reclassi- fications		March 1, 2002
		|
Current assets:		|
Cash and cash equivalents	$ 69,162	|	$ -		$ (18	) (g)	$ -		$ 69,144
Accounts receivable, net	211,248	|	-		(449	) (g)	-		210,799
Inventory, net	21,367	|	-		-		-		21,367
Other receivables, net	5,089	|	-		(182	) (g)	-		4,907
Prepaids and other assets	12,554	|	-		(16	) (g)	-		12,538
		|
Total current assets	319,420	|	-		(665)		-		318,755
		|
Property and equipment, net	132,482	|	-		55,407	(g)	-		187,889
Assets held for sale	18,288	|	-		-		-		18,288
Notes receivable, net	2,308	|	-		-		-		2,308
Goodwill, net	180,269	|	-		34,548	(g)	-		214,817
Other assets, net	28,655	|	-		57,704	(g)	-		86,359
		|
Total assets	$ 681,422	|	$ -		$ 146,994		$ -		$ 828,416
	========	|	=======		=======		=======		======
Current liabilities:		|
Current portion of long-term debt	$ 4,879	|	$ -		$ -		$ 2,053	(h)	$ 6,932
Current portion of capital leases	-	|	-		-		636	(h)	636
Accounts payable	16,142	|	-		1,941	(i)	4,175	(h)	22,258
Accrued compensation and benefits	78,301	|	-		(2,362	) (g)	-		75,939
Accrued self-insurance obligations	42,996	|	-		-		2,145	(h)	45,141
Income taxes payable	13,123	|	-		75	(i)	-		13,198
Other accrued liabilities	82,219	|	-		(7,119	) (g)	9,789	(h)	84,889
		|
Total current liabilities	237,660	|	-		(7,465)		18,798		248,993
		|
Liabilities subject to compromise	1,546,292	|	(1,486,111	) (a)	-		(60,181	) (h)	-
Accrued self-insurance obligations, net of current portion	54,530	| |	-		-		-		54,530
Long-term debt, net of current portion	134,535	|	-		6,660	(i)	41,313	(h)	182,508
Capital leases, net of current portion	-	|	-		-		70	(h)	70
Other long-term liabilities	22,176	|	34,200	(f)	44,400	(g)	-		100,776
		|
Total liabilities	1,995,193	|	(1,451,911)		43,595		-		586,877
		|
Commitments and contingencies		|
16 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		|
Minority interest	5,767	|	-		(1,828	) (g)	-		3,939
		|
Convertible Preferred Stock	296,101	|	(296,101	) (b)	-		-		-
		|
Stockholders' equity (deficit):		|
Reorganized Company common stock, par value	-	| |	88	(e)	-		-		88
Predecessor Company common stock par value	652	| |	(652	) (c)	-		-		-
Additional paid-in capital	824,783	|	(824,783	) (c)	-		-		237,512
		|	237,512	(e)
Retained earnings (accumulated deficit)	(2,413,644)	| |	1,498,360	(d)	-		-		-
		|	915,284	(c)
Less:		|
Predecessor Company common stock held in treasury,	(27,396)	| |	27,396	(c)	-		-		-
Predecessor Company grantor stock	(34)	|	34	(c)	-		-		-
Total stockholders' equity (deficit)	(1,615,639)	|	1,853,239		-		-		237,600
Total liabilities and stockholders' equity (deficit)	$ 681,422	| |	$ 105,227		$ 41,767		$ -		$ 828,416
	========	|	=======		=======		=======		======
(a)	To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):

Revolving Credit Facility	$ 437,066
Credit Facility Term Loans	358,981
Senior Subordinated Notes due 2007	250,000
Senior Subordinated Notes due 2008	150,000
Interest payable	101,855
Prepetition trade and other miscellaneous claims	86,776
Convertible Subordinated Debentures due 2004	83,300
Other long-term debt	8,087
Senior Subordinated Notes due 2003	6,161
Capital leases	2,503
Convertible Subordinated Debentures due 2003	1,382
$ 1,486,111
===========
(b)	To record the discharge of the Convertible Preferred Stock of the Predecessor.

(c)	To eliminate the Common Stock of the Predecessor.

(d)	To record the gain on extinguishment of indebtedness.

(e)	To reflect the issuance of the Reorganized Company's common stock.

(f)	To reflect the fair value of the Reorganized Company's common stock and warrants that are to be issued to various pre-petition debt holders after emergence.
(g)	To adjust the carrying amount of long-lived assets and liabilities to fair value.

17 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(h)	To reclassify the pre-petition priority, secured and unsecured claims that were assumed by the Reorganized Company in accordance with the Plan of Reorganization.

(i)	To record miscellaneous provisions of the Plan of Reorganization.

(4)  Loan Agreements

     On February 28, 2002, the Company entered into (i) a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement,") and (ii) a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Revolving Loan Agreement is a $150 million three-year revolving line of credit that is secured by the Company's accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of the Company's subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150 million. Under the Revolving Loan Agreement, provided that an event of default has not occurred, the Company will pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.50%) plus 2.75% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 3.75% (subject to certain adjustments).

     The Term Loan Agreement is comprised of a three-year $20 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note"). The Term Loan Agreement is secured primarily by a first security pledge of the stock of the Company's subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of the Company's other assets. Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. Interest under the Term Loan Agreement is variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of March 31, 2002 on borrowings under the Term Loan Agreement was approximately 9.0%.

     The Revolving Loan Agreement provides for maximum borrowings by the Company of up to $150.0 million, but not to exceed a defined borrowing base, which was $110.8 million on March 31, 2002. As of March 31, 2002, the Company had borrowed approximately $3.3 million and had issued approximately $50.4 million in letters of credit under the Revolving Loan Agreement, leaving approximately $57.1 million available to the Company for additional borrowing. The Company's Term Loan Agreement provides for maximum borrowings of $40.0 million and as of March 31, 2002, the Company has borrowed the maximum amount available of $40.0 million.

     The Loan Agreements require the Company to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits. The Company complied with the covenants under the Loan Agreements for the quarter ended March 31, 2002. The Company believes that with continued improvements in its operating performance it will remain in compliance with its debt covenants. However, variations in Sun's operating performance and unanticipated developments may adversely affect its ability to remain in compliance with the debt covenants.

     In connection with entering into the Loan Agreements, the Company incurred deferred financing costs of $3.4 million, which will be amortized using the effective interest method over the lives of the Loan Agreements.

(5)  Long-Term Debt

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the Chapter 11 filings, substantially all short and long-term debt at the Filing Date were classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001 in accordance with SOP 90-7. No principal had been paid or interest accrued on prepetition obligations since the Filing Date, except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note.

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	Reorganized Company	| |	Predecessor Company
	March 31, 2002	|	December 31, 2001
Senior Credit Facility:		|
Predecessor Company Revolving Credit	$ -	|	$ 437,066	(1)
Predecessor Company Term Loans	-	|	358,981	(1)
Revolving Loan Agreement	3,360	|	-
Term Loan Agreement	40,000	|	-
9 1/2% Senior Subordinated Notes due 2007	-	|	250,000	(1)
9 3/8% Senior Subordinated Notes due 2008	-	|	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	-	| |	83,300	(1)
DIP Financing Agreement	-	|	54,586
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	60,180	| | |	53,102	(2)
Industrial Revenue Bonds	8,195	|	8,365	(1)
Senior Subordinated Notes due 2002, interest at 11-3/4% per annum	-	|	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6-1/2% per annum	-	| |	1,382	(1)
Other long-term debt	16,480	|	30,947	(3)
Total long-term debt	128,215	|	1,433,890
Less long-term debt subject to compromise	-	|	(1,355,655)
Less amounts due within one year	(8,119)	|	(54,975)
Long-term debt, net of current portion	$ 120,096	|	$ 23,260
	===========	|	===========

     Long-term debt at March 31, 2002 includes amounts owed under the Loan Agreements, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt.

     Long-term debt at December 31, 2001 includes amounts owed under the DIP Financing Agreement, one fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt of which approximately $85.4 million was assumed by the purchaser in a Bankruptcy Court approved sales transaction subsequent to December 31, 2001.

(1)	Classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001.

(2)	Approximately $46,023 was classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001.

(3)	Approximately $14,377 was classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of long-term debt as of March 31, 2002 are as follows (in thousands):

Reorganized Company March 31, 2002

2003	$ 8,119
2004	6,748
2005	51,369
2006	39,934
2007	5,377
Thereafter	16,668
$ 128,215
=============

     As of March 31, 2002, the Company had letters of credit outstanding under its Revolving Loan Agreement of approximately $50.4 million.

     As of December 31, 2001, the Company had letters of credit outstanding under its DIP Financing Agreements of approximately $38.4 million.

(6)  Assets Held for Sale and Discontinued Operations

     For assets identified for disposition prior to December 31, 2001, SFAS 121 requires that long-lived assets identified as assets held for sale be reported at the lower of carrying amount or fair value less cost to sell.

Inpatient Facilities

     In January 2002, the Company re-evaluated skilled nursing facilities classified as assets held for sale. The Company decided to retain four facilities with 703 licensed beds previously held for sale and reversed the $7.5 million loss recorded previously within the Company's consolidated financial statements in reorganization charges, net.

     During the three months ended March 31, 2002, the Company divested two skilled nursing facilities with 258 licensed beds. The net revenues and net operating loss for the year ended December 31, 2001 for these two facilities were approximately $9.5 million and $0.6 million, respectively. The aggregate net loss on disposal during the three months ended March 31, 2002 for these divestitures was approximately $0.5 million recorded in (gain) loss on sale of assets, net, in the Company's 2002 consolidated statements of losses.

Other Operations

     In 2001, the Company determined to sell two of its headquarters buildings in Albuquerque, New Mexico and recorded a loss on assets held for sale of $26.6 million in reorganization costs, net, in the Company's consolidated statement of losses. In April 2002, the Company sold the two buildings for approximately $15.3 million, which approximated their carrying value.

     In March 2002, the Company sold substantially all of the assets of its respiratory therapy operations for an aggregate of $0.9 million cash.

     The following is a summary (in thousands) of the carrying amounts of assets held for sale as of March 31, 2002 and the losses or gains on the sale of assets and the losses on assets held for sale for the one month ended March 31, 2002 and two months ended February 28, 2002. The gains and losses are recorded in gain and losses on sale of assets, net, and reorganization costs, net,  in the Company's consolidated statements of income (losses.) See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Reorganized Company		| | | | |	Predecessor Company For The Two Months Ended February 28, 2002
	As of March 31, 2002	For The One Month Ended March 31, 2002
	Carrying Amount	Gain/(Loss)	| |	Gains (Losses)
|
Inpatient facilities	$ -	$ 1,062	|	$ 8,382
Other non-core businesses	17,288	3	|	2,351
	$ 17,288	$ 1,065	|	$ 10,733
	===========	=========	|	==========

Discontinued Operations

     Effective January 1, 2002, SFAS 144 replaces SFAS 121 for long-lived assets identified as assets held for sale. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell.

     As of February 28, 2002, the Company identified 11 skilled nursing facilities with 1,508 licensed beds as discontinued operations. The total net assets and liabilities for these 11 facilities were approximately $16.1 million and $21.5 million, respectively.

     In March 2002, the Company divested one facility classified as discontinued operations. This one facility had 109 licensed beds and total net assets and liabilities of $8.8 million and $10.5 million, respectively.

(7)  Commitments and Contingencies

       (a)  Construction Commitments

     The Company had construction commitments of approximately $1.6 million as of March 31, 2002, under various contracts to improve existing facilities. Expenditures routinely include improvements to facility structures, equipment and fixtures.

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

     (c)  Litigation

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See "Note 11 - Other Events".

(8)  Common Stock

     In March 2002, the Reorganized Company issued approximately 8.8 million shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise. As of March 31, 2002, the Company expected to issue an additional 1.2 million shares of its common stock once certain pre-petition claims are reconciled. The fair value of the additional common stock that will be issued is $32.4 million and is recorded in other long-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term liabilities and included in the March 31, 2002 consolidated balance sheet. In April 2002, the Company issued approximately 0.2 million shares of Common Stock of the 1.2 million total expected to be issued.

     In March 2002, the Reorganized Company issued 150,000 shares of restricted common stock to its Chairman and Chief Executive Officer. The restricted common stock vests as follows: 40 percent vests on the first anniversary date of the restricted stock issuance, and 20 percent vests on each of the second, third and fourth anniversaries of the restricted stock issuance. The Company recorded compensation expense of $135,000 in March 2002 related to this stock grant.

     In April 2002, the Reorganized Company issued warrants to purchase approximately 500,000 shares of its common stock to the holders of the Predecessor Company's senior subordinated notes. The fair value of these warrants was estimated to be $1.8 million. The warrants have a strike price of $76 per share and are exercisable over a three-year period. The fair value of the warrants is recorded in other long-term liabilities in the March 31, 2002 consolidated balance sheet.

    At March 31, 2002, the Company had outstanding options to purchase 726,500 shares of common stock at $27 per share. Of those options, 350,000 vest over a four-year period, with 20 percent vesting upon issuance and the remaining portion vesting ratably over the  first four anniversary dates. The remaining 376,500 options vest 25 percent per year on the first four anniversary dates. All options expire in 2009.

(9)  Net Income (Losses) Per Share

     Basic net income (losses) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (losses) per share is based upon the weighted average number of common shares outstanding during the period.

     The weighted average number of common shares outstanding for the basic earnings per share calculation in the one month ended March 31, 2002 include the common shares issued in connection with the emergence and the common shares to be issued once the pre-petition claims are finalized.

     The diluted earnings per share calculation includes the dilutive equity securities outstanding at March 31, 2002, which was comprised of the 150,000 share restricted common stock award. Options and warrants outstanding at March 31, 2002 in total of 726,500 options and 499,998 warrants were not included in the diluted earnings per share calculation because their exercise price was equal to or greater than the estimated fair value of the Company's common stock in March 2002 of $27 per share.

     If the Company had adopted SFAS 142 on January 1, 2001, its net losses per share would have been $0.23 for the basic and diluted presentations in the three month perid ended March 31, 2001.

(10)  Early Extinguishment of Debt

     In connection with the restructuring of its debt in accordance with the provisions of the Plan of Reorganization, the Company realized an extraordinary gain of $1,498.4 million. This gain has been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the extraordinary gain follows (in thousands):

Liabilities extinguished:

Revolving Credit Facility	$ 437,066
Credit Facility Term Loans	358,981
Senior Subordinated Notes due 2007	250,000
Senior Subordinated Notes due 2008	150,000
Interest payable	101,855
Prepetition trade and other miscellaneous claims	86,776
Convertible Subordinated Debentures due 2004	83,300
Other long-term debt	8,087
Senior Subordinated Notes due 2003	6,161
Capital leases	2,503
Convertible Subordinated Debentures due 2003	1,382
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Company	296,101
1,782,212
Consideration exchanged:
Common Stock	270,000
Cash payments to senior lenders	6,652
Cash payments to trade creditors - convenience class	4,400
Warrants	1,800
Payment of other executory contracts	1,000
283,852

$ 1,498,360
===========

(11)  Other Events

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In February 2002, the Company, HHS, CMS, DOJ, the Tricare Management Activity Support Office ("TMA"), and the Relators in eight of the qui tam cases signed a comprehensive settlement agreement which resolved all the claims of the parties. The Bankruptcy Court has approved the settlement. The settlement agreement provided for, among other things, a release of pre-petition claims of HHS, CMS, DOJ, TMA and the Relators against the Company. The settlement agreement also provided for a release of substantially all the claims of the Company against HHS for the same period; the Company previously reserved all such claims due to the uncertainty of the Company recovering such amounts. The settlement agreement required the Company to pay $1.0 million in cash and deliver a promissory note for $10.0 million. The Relators in the remaining three qui tam cases previously separately entered into settlement agreements with the Company resolving all of their claims against the Company.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(12)  Segment Information

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

     The following summarizes the services provided by the Company's reportable and other segments:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At March 31, 2002, the Company operated 244 long-term care facilities (consisting of 226 skilled nursing facilities, nine rehabilitation hospitals and nine assisted living facilities) with 27,632 licensed beds as compared with 292 facilities with 31,746 licensed beds at March 31, 2001. At March 31, 2002, the Company had identified 10 facilities with 1,397 licensed beds for divestiture. These ten facilities are reflected within Discontinued Operations.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At March 31, 2002, this segment provided services to 548 facilities, 329 nonaffiliated and 219 affiliated, as compared to 873 facilities at March 31, 2001, of which 613 were nonaffiliated and 260 were affiliated. In March 2002, the Company sold substantially all of the assets of its respiratory therapy operations.

Pharmaceutical and Medical Supply Services: This segment provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 641 facilities at March 31, 2002 compared with 680 facilities at March 31, 2001. Of the 641 facilities as of March 31, 2002, 426 were nonaffiliated facilities and 215 were affiliated as compared to 435 nonaffiliated facilities and 245 affiliated facilities as of March 31, 2001. In January 2001, the Company sold its medical supplies operations.

Other Operations: This segment includes temporary medical staffing services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities and other corporate departments.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information (in thousands):

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Corporate	International Operations	Intersegment Eliminations	Consolidated

Reorganized Company For the One Month Ended March 31, 2002

Total Net Revenues	$ 119,340	$ 14,378	$ 20,751	$ 14,933	$ -	$ -	$ (13,267)	$ 156,135
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	116,742	11,897	19,245	13,862	4,232	-	(13,267)	152,711
Depreciation and amortization	921	128	264	186	730	-	-	2,229
Interest, net	222	1	(11)	60	899	-	-	1,171
Income (losses) before corporate allocations	1,455	2,352	1,253	825	(5,861)	-	-	24
Corporate management fees	-	-	-	-	-	-	-	-
Net segment income (losses)	$ 1,455	$ 2,352	$ 1,253	$ 825	$ (5,861)	$ -	$ -	$ 24
	======	=======	=======	=====	=====	=======	======	=======
Intersegment revenues	$ (46)	$ 8,233	$ 4,337	$ 743	$ -	$ -	$ (13,267)	$ -
Identifiable segment assets	$ 440,128	$ 80,614	$ 115,086	$ 50,973	$ 452,196	$ -	$ (364,351)	$ 774,646
Segment capital expenditures	$ 1,330	$ 10	$ 56	$ 86	$ 2,197	$ -	$ -	$ 3,679
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Predecessor Company For the Two Months Ended February 28, 2002

Total Net Revenues	$ 227,906	$ 28,501	$ 41,101	$ 29,815	$ -	$ -	$ (25,477)	$ 301,846
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	227,118	24,872	37,818	28,505	8,559	-	(25,477)	301,395
Depreciation and amortization	1,847	253	566	382	1,417	-	-	4,465
Interest, net	273	1	(2)	120	2,280		-	2,672
Income (losses) before corporate allocations	(1,332)	3,375	2,719	808	(12,256)	-	-	(6,686)
Corporate management fees	-	-	-	-	-	-	-	-
Net segment income (losses)	$ (1,332)	$ 3,375	$ 2,719	$ 808	$ (12,256)	$ -	$ -	$ (6,686)
	======	=======	=======	=====	=====	=======	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ 1,489	$ -	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,846	$ 80,477	$ 115,259	$ 51,733	$ 514,167	$ -	$ (364,067)	$ 828,415
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ 124	$ 1,573	$ -	$ -	$ 3,971

Predecessor Company For the Three Months Ended March 31, 2001

Total Net Revenues	$ 377,046	$ 46,258	$ 68,154	$ 43,304	$ 177	$ 21,750	$ (46,716)	$ 509,973
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	368,182	41,429	61,943	44,579	12,129	20,900	(46,716)	502,446
Depreciation and amortization	3,310	484	1,061	515	3,011	-	-	8,381
Interest, net	1,146	29	4	23	2,313	1,133	-	4,648
Income (losses) before corporate allocations	4,408	4,316	5,146	(1,813)	(17,276)	(283)	-	(5,502)
Corporate management fees	9,115	1,157	1,635	1,049	(12,956)	-	-	-
Net segment income (losses)	$ (4,707)	$ 3,159	$ 3,511	$ (2,862)	$ (4,320)	$ (283)	$ -	$ (5,502)
	======	=======	=======	=====	=====	=======	======	======
Intersegment revenues	$ (127)	$ 26,620	$ 17,734	$ 2,489	$ -	$ -	$ (46,716)	$ -
Identifiable segment assets	$ 372,734	$ 41,725	$ 61,277	$ 66,980	$ 595,652	$ -	$ (414,597)	$ 723,771
Segment capital expenditures	$ 4,356	$ 62	$ 277	$ 781	$ 3,747	$ 537	$ -	$ 9,760

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  Filer/Non-Filer Financial Statements

CONSOLIDATING STATEMENT OF INCOME (LOSSES)

For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 295,812	$ 6,884	$ (850)	$ 301,846

Costs and expenses:
Operating costs	279,869	6,097	(850)	285,116
Corporate general and administrative	15,862	-	-	15,862
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts receivable	362	55	-	417
Interest, net	2,552	120	-	2,672
Equity interest in losses of subsidiaries	(613)	-	613	-
Total costs and expenses	302,317	6,452	(237)	308,532
Management fee (income) expense	181	(181)	-	-
Income (losses) before reorganization costs, net and income taxes	(6,686)	613	(613)	(6,686)
Reorganization costs, net	1,483	-	-	1,483
Income taxes	(147)	-	-	(147)
Loss from discontinued operations	(1,569)	-	-	(1,569)
Gain (loss) on disposal	(6,070)	-	-	(6,070)
Extraordinary gain on extinguishment of debt, net	1,498,360	-	-	1,498,360
Net income (losses)	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
	=======	=======	=======	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net Income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
Adjustments to reconcile net losses to net cash provided by (used for) operating activities
Equity interest in losses of subsidiaries	(613)	-	613	-
Gain on Extinguishment of debt, net	(1,498,360)	-	-	(1,498,360)
Reorganization costs, net	(1,483)	-	-	(1,483)
Depreciation and amortization	4,319	180	-	4,499
Provision for losses on accounts and other receivables	537	55	-	592
Loss on discontinued operations	6,070	-	-	6,070
Other, net	5,554	(4,872)	-	682
Changes in operating assets and liabilities:
Accounts receivable	(8,050)	507	-	(7,543)
Other current assets	(9,196)	2,721	-	(6,475)
Income taxes payable	693	-	-	693
Other current liabilities	(4,263)	(745)	-	(5,008)
Net cash provided by (used for) operating activities before reorganization costs	(19,421)	(1,541)	-	(20,962)
Net cash paid for reorganization costs	(2,781)	-	-	(2,781)
Net cash provided by (used for) operating activities	(22,202)	(1,541)	-	(23,743)
Cash flows from investing activities:
Capital expenditures, net	(3,971)	-	-	(3,971)
Decrease in long-term notes receivable	168	-	-	168
Decrease in other assets	(5,392)	2,026	-	(3,366)
Net cash provided by (used for) investing activities	(9,195)	2,026	-	(7,169)
Cash flows from financing activities:
Net (payments) borrowings under Revolving Credit Agreement (postpetition)	(55,382)	-	-	(55,382)
Long-term debt borrowings	112,988	-	-	112,988
Long-term debt repayments	-	(13)	-	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	(7,966)	-	-	(7,966)
Intercompany advances	(94)	94	-	-
Other financing activities	(221)	1	-	(220)
Net cash provided by (used for) financing activities	49,325	82	-	49,407
Effect of exchange rate on cash and cash equivalents	-	-	-	-
Net increase (decrease) in cash and cash equivalents	17,928	567	-	18,495
Cash and cash equivalents at beginning of year	49,917	732	-	50,649
Cash and cash equivalents at end of period	$ 67,845	$ 1,299	$ -	$ 69,144
	=======	=======	=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The business segment data in Note 12 of the Notes to Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

     On February 28, 2002, the Company and its subsidiaries emerged from the proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization. From October 14, 1999 until February 28, 2002, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

     In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the unaudited consolidated financial statements as of February 28, 2002. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

Comparability of Financial Information

     The adoption of fresh-start accounting as of February 28, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating results of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to March 1, 2002 generally are not comparable to those of the Reorganized Company.

     In connection with the implementation of fresh-start accounting, the Company recorded an extraordinary gain of $1,498.4 million from the restructuring of its debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments also were recorded to reflect the provisions of the Plan of Reorganization and the fair values of the assets and liabilities of the Reorganized Company as of February 28, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002.

Overview

     The Company is one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. The Company operates through three principal business segments: inpatient services, rehabilitation therapy services and pharmaceutical services.

     Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing assistants. As of March 31, 2002, the Company operated 244 inpatient facilities (consisting of 226 skilled nursing facilities, nine rehabilitation hospitals and nine assisted living facilities) with 27,632 licensed beds compared to 292 facilities with 31,746 licensed beds as of March 31, 2001. Included in the March 31, 2002 amounts are 10 skilled nursing facilities with 1,397 licensed beds that the Company intends to divest in 2002. See "Note 6 - Assets Held for Sale and Discontinued Operations" in the accompanying consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Rehabilitation Therapy Services: This segment provides, among other things, physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. As of March 31, 2002, the Company's rehabilitation therapy services segment provided services to 548 facilities in 40 states, of which 329 were operated by nonaffiliated parties compared to 873 facilities in 39 states as of March 31, 2001, of which 613 were operated by nonaffiliated parties. In March 2002, the Company sold substantially all of the assets of its respiratory therapy operations.

     Pharmaceutical Services: This segment provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. The pharmaceutical subsidiary provided pharmaceutical products and services to 641 long-term and subacute care facilities, including 426 nonaffiliated facilities, as of March 31, 2002. As of March 31, 2001, pharmaceutical products and services were provided to approximately 680 facilities, including 435 nonaffiliated facilities. In January 2001, the Company sold its medical supplies operations.

     Other Operations: The Company's other operations include temporary medical staffing services, home health, software development, other ancillary services and corporate departments.

Regulatory Changes

     The Balanced Budget Act of 1997 (the "Budget Act") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components.

     The Budget Act has resulted in reduced revenues in each of the Company's operating divisions. The Budget Act established a Medicare prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal rates. Effective January 1, 2002, the Company's per diem rates were based solely on federal rates. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

     Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, effective until the enactment of a revised Resource Utilization Grouping ("RUG") payment system and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

     In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001.

     On July 31, 2000, CMS issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. As such, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA was automatically extended until the RUG refinements are enacted.

     In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also will be increased by 15%. Both of these provisions became effective for cost reporting periods beginning on September 1, 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In total, four add-on payments were established by the BBRA and BIPA to offset the impact of PPS. Two of the add-ons, the 4% increase for all patient categories in the RUG system and a 16.66% increase for nursing-related costs are scheduled to expire on September 30, 2002. The Company currently estimates that its Medicare revenues would decrease by approximately $35.0 million for the period of October 1, 2002 to September 30, 2003 if these add-ons expire on September 30, 2002, although the decrease could be greater than anticipated. The other two add-ons were a 6.7% increase for patients requiring intense rehabilitation and the 20% increase for patients requiring complex medical care. On April 23, 2002, CMS announced its intent to leave in place the current classification system that establishes daily payment rates to nursing homes based on the needs of Medicare beneficiaries, which will result in nursing homes continuing to receive the 6.7% and 20% add-on payments for fiscal year 2003.

     Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in the Company's health services division are less than the cost-based reimbursement it received before the enactment of the Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by the Company's hospitals as a result of the Budget Act.

     By repealing the Boren Amendment, the Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

     The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain healthcare costs. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs.

     There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

Reorganization

     Bankruptcy. On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"), (case nos. 99-3657 through 99-3841, inclusive). On February 3, 2000, HoMed Convalescent Equipment, Inc. ("HoMed"), an indirect subsidiary of Sun, commenced its chapter 11 case in the Bankruptcy Court (case no. 00-00841). On November 7, 2001, the Company filed a joint plan of reorganization with the Bankruptcy Court. On February 6, 2002, the Bankruptcy Court confirmed the plan of reorganization and on February 28, 2002, the plan became effective. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

     Divestitures. During the three months ended March 31, 2002, Sun divested three skilled nursing facilities with 367 licensed beds. The Company did not receive any cash consideration from the skilled nursing facility divestitures. The aggregate net operating income of these skilled nursing facilities were approximately $3.1 million for the year ended December 31, 2001and the net operating loss for these facilities was approximately $1.2 million for the three months ended March 31, 2002. See "Note 6 - Assets Held for Sale and Discontinued Operations" in the Company's consolidated financial statements.

     The Company is actively reviewing its portfolio of facilities and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Restructuring. The Company's restructuring began in 1998 and continued during its bankruptcy cases. The number of full and part-time employees of the Company worldwide has decreased from 80,700 on February 20, 1999 to approximately 42,000 on March 31, 2001, and to approximately 36,000 on March 31, 2002. The decrease in 1999 was primarily attributable to the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities. The Company restructured its domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions. The Company also decreased the number of layers in the corporate management structure. The decreases in 2000 and through March 31, 2002 primarily resulted from the disposition of the Company's international operations, medical supplies operations and certain inpatient facilities. The Company intends to continue its restructuring efforts in 2002 in order to reduce overhead costs.

Factors That Will Affect the Company's Future Financial Condition and Results of Operations

     The Company's future financial condition and operating results will be affected by a number of factors, including but not limited to the following:
-	The Company's borrowing capacity under its Loan Agreements and its cash flow from operations may be insufficient to fund its long-term operations.

-	The Company will be in default under its Loan Agreements if it fails to achieve significant improvements in its results of operations.

-	The Company's Medicare reimbursements may materially and adversely decline after September 30, 2002.

-	The Company is subject to increased litigation and its general and professional liability risk is generally self-funded.

-	Changes in pharmacy legislation and payment formulas could adversely impact the Company's pharmacy operations.

-	The Company expects that it will continue to experience a shortage of qualified personnel to staff its facilities and increasing labor costs.

-	The Company could face sanctions if it fails to comply with its Corporate Integrity Agreement or the HIPAA privacy rules.

-	The Company has limited operational flexibility because it leases substantially all of its inpatient facilities.

-	Changes in revenue sources and future health care reform could adversely affect the Company's business.

-	The Company is continuously subject to federal and state regulatory scrutiny, and previous regulatory investigations have hindered or prevented the Company from pursuing certain business objectives.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") resulting in the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses from extinguishment of debt. SFAS No. 64 "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" amended SFAS 4; and thus, is no longer necessary. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, this statement is no longer necessary. SFAS 145 amends SFAS No. 13 "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company has not

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for the periods presented (in thousands):

	Reorganized Company and Predecessor Company Combined For the Three Months Ended March 31, 2002		| | | | | |	Predecessor Company For the Three Months Ended March 31, 2001
			|
Inpatient Services	$ 347,246	75.8%	|	$ 377,046	73.9%
Rehabilitation and Respiratory Therapy Services	42,879	9.4%	|	46,258	9.1%
Pharmaceutical and Medical Supply Services	61,852	13.5%	|	68,154	13.4%
Other Operations	44,748	9.8%	|	43,304	8.5%
Corporate	-	-%	|	177	-%
International Operations	-	-%	|	21,750	4.3%
Intersegment Eliminations	(38,744)	(8.5)%	|	(46,716)	(9.2)%
			|
Total net revenues	$ 457,981	100%	|	$ 509,973	100%
	=============	====	|	=============	====

     The following table sets forth the amount of net segment income (losses) for the periods presented (in thousands):

	Reorganized Company and Predecessor Company Combined For the Three Months Ended March 31, 2002	| | | | | |	Predecessor Company For the Three Months Ended March 31, 2001
		|
Inpatient Services	$ 123	|	$ 4,408
Rehabilitation and Respiratory Therapy Services	5,727	|	4,316
Pharmaceutical and Medical Supply Services	3,972	|	5,146
Other Operations	1,633	|	(1,813)
Corporate	(18,117)	|	(17,276)
International Operations	-	|	(283)
		|
Net segment losses	$ (6,662)	|	$ (5,502)
	=============	|	=============

     The net segment income (loss) amounts detailed above do not include the following items: allocation of corporate management fees and intersegment interest charges, (gain) loss on sale of assets, net; reorganization costs, net; income taxes; loss on discontinued operations and extraordinary items.

     The Company's subsidiaries which operate inpatient facilities have historically used and continue to use pharmaceutical and rehabilitation services that are provided by separate subsidiaries of the Company, SunScript and SunDance, respectively. Effective on January 1, 2002, the rates charged by SunScript and SunDance to the Company's inpatient facilities were adjusted to more accurately reflect competitive, national market rates. While the change in these rates will

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

not impact the Company's consolidated results, the Company expects that on a segment basis the pharmaceutical services and rehabilitation therapy services segments' net income in 2002 will decrease by approximately $7.6 million and $3.5 million, respectively, and the inpatient ancillary services expenses will decrease by approximately $11.1 million in 2002.

     In 2001, corporate expenses included amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocated these to its segments through management fees and intersegment interest charges. Management fees were assessed based on segment net revenues. Interest was charged based upon average net intersegment asset balances at rates determined by management. In 2002, the Company no longer allocates intersegment interest or management fees to its subsidiaries.

     The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

	Reorganized Company and Predecessor Company Combined For the Three Months Ended March 31, 2002	| | | | | |	Predecessor Company For the Three Months Ended March 31, 2001
		|
Total net revenues	100.0%	|	100.0%
		|
Costs and expenses:		|
Operating costs	93.2%	|	91.1%
Corporate general and administrative	5.3%	|	6.0%
Depreciation and amortization	1.5%	|	1.6%
Provision for losses on accounts receivable	0.7%	|	1.5%
Interest, net	0.8%	|	0.9%
(Gain) loss on sale of assets, net	(0.2)%	|	-%
		|
Total costs, expenses and gains before reorganization costs, income taxes, discontinued operations and extraordinary items	101.3%	| | |	101.1%
		|
Losses before reorganization costs, income taxes, discontinued operations and extraordinary items	(1.3)%	| |	(1.1)%
Reorganization costs, net	(0.3)%	|	1.6%
Income taxes	-%	|	-%
Loss on discontinued operations	1.7%	|	0.4%
Extraordinary items	(327.2)%	|	-%
		|
Net income (losses)	324.5%	|	(3.1)%
	===========	|	===========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, three months ended March 31, 2002 and the three months ended March 31, 2001, a "same store" basis is also included for comparison purposes.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased $29.8 million, or 7.9%, from approximately $377.0 million for the three months ended

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001 to approximately $347.2 million for the three months ended March 31, 2002. On a same store basis, net revenues increased $11.0 million from approximately $334.9 million for the three months ended March 31, 2001 to approximately $345.9 million for the three months ended March 31, 2002, a 3.3% increase. The decrease in net revenues for the total Inpatient Services division was the result of divestitures of under-performing facilities during 2001. The increase in the same store revenues was primarily the result of enhanced Medicare and Medicaid rates in certain states in which the Inpatient Service facilities operate. The effect of these rate increases were partially offset by the decreases in occupancy experienced within the business.

     Operating expenses, which include rent expense of approximately $35.9 million and $34.1 million for the three months ended March 31, 2001 and 2002, respectively, decreased $22.3 million, or 6.3%, from approximately $356.7 million for the three months ended March 31, 2001 to approximately $334.4 million for the three months ended March 31, 2002. On a same store basis, operating expenses, which include rent expense of approximately $32.6 million and $33.8 million for the three months ended March 31, 2001 and 2002, respectively, increased $18.9 million, or 6.0%, from approximately $312.8 million for the three months ended March 31, 2001 to approximately $331.7 million for the three months ended March 31, 2002. On a same store basis, operating expenses as a percentage of net revenues increased from 93.4% for the three months ended March 31, 2001 to 95.9% for the three months ended March 31, 2002. The increase was primarily due to increases in labor rates for employees due to the highly competitive labor market. Additionally, the Inpatient Services division has realized a shortage of experienced, skilled personnel and has filled staffing requirements with contract professionals. Contract nursing during the first three months of 2002 was approximately $5.6 million.

     General and administrative expenses, which in 2001 also  included regional costs related to the supervision of operations, decreased 14.8% from approximately $8.8 million for the three months ended March 31, 2001 to approximately $7.5 million for the three months ended March 31, 2002. There were no changes for these expenses on a same store basis. The decrease was primarily due to head count reduction following divestitures of inpatient facilities during 2001 and change in allocation methodology of overhead expenses to operating units. For 2002, regional expenses are not allocated to operating units within the division as they were in 2001. Divestitures are not included within the same store population. General and administrative expenses at the facilities include salaries and benefits expense for administrative and office personnel, utilities and supplies.

     Depreciation and amortization decreased $0.5 million, or 15.2%, from approximately $3.3 million for the three months ended March 31, 2001 to approximately $2.8 million for the three months ended March 31, 2002. On a same store basis, depreciation and amortization decreased 12.5% from approximately $3.2 million for the three months ended March 31, 2001 to approximately $2.8 million for the three months ended March 31, 2002. The total net decrease was primarily due to amortization of goodwill and of intangibles decreasing $1.9 million, while depreciation expense increased $1.4 million. The decrease in amortization expense was primarily due to the discontinuation of amortization pursuant to SFAS 142, which became effective for the Company January 1, 2002. The increase in depreciation expense was primarily due to the completion of a $15.3 million wide-area network hardware implementation within the facilities during late 2001. The depreciation of this project commenced during the first quarter of 2002.

     The provision for losses on accounts receivable decreased 25.9% from approximately $2.7 million for the three months ended March 31, 2001 to approximately $2.0 million for the three months ended March 31, 2002. On a same store basis, the provision for losses on accounts receivable decreased 16.7% from approximately $2.4 million for the three months ended March 31, 2001 to approximately $2.0 million for the three months ended March 31, 2002. The decreases were primarily due to the divestiture of inpatient facilities during 2001 and the subsequent reduction in accounts receivable for which a provision was no longer required. The provision for loss methodology uses monthly aging comparisons of outstanding receivables to calculate the required provision. With improvements in the collection of older receivables and an aggressive approach to determine the ability to pay for new patients, the provision required has been trending positively.

     Net interest expense decreased 54.5% from approximately $1.1 million for the three months ended March 31, 2001 to approximately $0.5 million for the three months ended March 31, 2002. The decrease was primarily due to the determination by management to divest certain under-performing facilities and the subsequent release from debt associated with those facilities on which interest was charged.

Rehabilitation and Respiratory Therapy Services

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net revenues from rehabilitation and respiratory therapy services decreased $3.4 million, or 7.3%, from approximately $46.3 million for the three months ended March 31, 2001 to approximately $42.9 million for the three months ended March 31, 2002. Revenues from services provided to affiliated facilities decreased $2.6 million, or 9.8%, from approximately $26.6 million for the three months ended March 31, 2001 to approximately $24.0 million for the three months ended March 31, 2002. The decrease in affiliated revenues was primarily a result of a decrease in sales to the Company's Inpatient Services segment which, as previously stated, divested facilities during this time period. In addition, affiliated revenues were impacted with the reduction for 2002 of transfer prices for rehabilitation services between the rehabilitation therapy services division and the skilled nursing facilities. Pricing was modified to reflect fair market pricing of similar businesses within the industry. The rehabilitation therapy services pricing impact was estimated to be approximately $3.5 million during 2002. In March 2002, the Company sold its respiratory therapy operations. The net revenues for these operations decreased $1.3 million from approximately $3.9 million for the three months ended March 31, 2001 to approximately $2.6 million for the three months ended March 31, 2002.

     Operating expenses decreased $2.7 million, or 7.1%, from approximately $38.1 million for the three months ended March 31, 2001 to approximately $35.4 million for the three months ended March 31, 2002. As a percent of revenue, operating expenses increased from 82.3% for the three months ended March 31, 2001 to 82.5% for the three months ended March 31, 2002. The decrease resulted primarily from the decline in the decrease in sales as mentioned above for the rehabilitation therapy services. Additionally, the respiratory therapy service streamlined operating expenses during 2001, in conjunction with being classified as an asset held for sale.

     The provision for losses on accounts receivable decreased $2.0 million from approximately $2.2 million for the three months ended March 31, 2001 to approximately $0.2 million for the three months ended March 31, 2002. The decrease was primarily due to a change in the estimate for the allowance for doubtful accounts resulting from improved management of customer accounts.

Pharmaceutical and Medical Supply Operations

     Net revenues from pharmaceutical and medical supply services decreased $6.3 million, or 9.2%, from approximately $68.2 million for the three months ended March 31, 2001 to approximately $61.9 million for the three months ended March 31, 2002. Pharmaceutical services' net revenues from affiliated parties decreased approximately $3.5 million, or 21.6%. The decrease in pharmaceutical services' affiliated revenues was primarily a result of a decrease in sales to the Company's Inpatient Services segment which, as previously stated, divested facilities during this time period. In addition, affiliated revenues were impacted with the reduction for 2002 of transfer prices for prescription supplies between the Pharmaceutical Services and the Inpatient Services divisions. Pricing was modified to reflect fair market pricing of similar businesses within the industry. The pharmaceutical services pricing impact was estimated to be approximately $7.6 million during 2002. Medical supply services' net revenues decreased approximately $3.6 million, or 67.9%. The decrease was primarily due to the discontinuation of revenue from the Company's medical supply service business, which was sold in January 2001.

     Operating expenses decreased $4.3 million, or 7.2%, from approximately $60.0 million for the three months ended March 31, 2001 to approximately $55.7 million for the three months ended March 31, 2002. The decrease in operating expenses was primarily attributed to the decrease in sales as discussed above. As a percent of net revenues, operating expenses increased from 88.0% for the three months ended March 31, 2001 to 90.0% for the three months ended March 31, 2002 primarily due to cost of goods sold as a percent of revenues within the same period. For the three months ended March 31, 2002, cost of goods sold as a percent of revenues was 62.2% as compared to 60.4% for the comparable quarter during 2001. Economic inflation for prescription supplies primarily drove this 1.8% increase.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, decreased 27.3% from approximately $1.1 million for the three months ended March 31, 2001 to approximately $0.8 million for the three months ended March 31, 2002. The decrease was primarily due to infrastructure changes to streamline overhead.

     Depreciation and amortization decreased 27.3% from approximately $1.1 million for the three months ended March 31, 2001 to approximately $0.8 million for the three months ended March 31, 2002. The decrease was primarily due to the discontinuation of amortization of goodwill pursuant to SFAS 142, which became effective for the Company January 1, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Provision for losses on accounts receivable decreased 33.3% from approximately $0.9 million for the three months ended March 31, 2001 to approximately $0.6 million for the three months ended March 31, 2002. The decrease was primarily a result of the improved collection trend within the Medicare Part B billing operations which allows for a decrease in the reserve.

Other NonReportable Segments and Corporate General and Administrative Departments

     Nonreportable segments include temporary therapy and nursing staffing, home health, software development and other ancillary services. Revenues from other nonreportable segments increased 2.8% from approximately $43.5 million for the three months ended March 31, 2001 to approximately $44.7 million for the three months ended March 31, 2002. The Company's temporary therapy staffing business' revenue increased $1.5 million, or 8.7%, from approximately $17.2 million for the three months ended March 31, 2001 to approximately $18.7 million for the three months ended March 31, 2002. The increase was primarily due to continuing growth in demand for temporary labor across the industry. The Company's laboratory business' revenue increased $1.1 million, or 13.8%, from approximately $8.0 million for the three months ended March 31, 2001 to approximately $9.1 million for the three months ended March 31, 2002. The increase was primarily due to an additional revenue stream for mobile radiology developed within the business coupled with efforts by new management personnel within the organization to realize opportunities for growth. The Company's x-ray operations revenue decreased $1.0 million, or 33.3%, from approximately $3.0 million for the three months ended March 31, 2001 to approximately $2.0 million for the three months ended March 31, 2002. The decrease was a result of part of the Company's x-ray operations being discontinued in February 2002. Total revenues and operating expenses for nonreportable segments represents less than 10% of the consolidated Company's results.

     Operating expenses from other nonreportable segments increased 10.3%, or $3.8 million from approximately $36.8 million for the three months ended March 31, 2001 to approximately $40.6 million for the three months ended March 31, 2002. The Company's temporary therapy staffing business' operating expenses increased $1.5 million, or 10.1%, from approximately $14.9 million for the three months ended March 31, 2001 to approximately $16.4 million for the year ended March 31, 2002. The increase was primarily due to the increase in revenue which resulted in an increase in labor and other staffing costs to support the business. The Company's laboratory business' operating expenses increased $1.3 million or 19.1%, from approximately $6.8 million for the year ended March 31, 2001 to approximately $8.1 million for the year ended March 31, 2002. The increase was primarily due to the increase in revenue which was supported partially with an increase in labor and associated costs. The Company's x-ray operations operating expenses decreased $0.9 million, or 33.3%, from approximately $2.7 million for the three months ended March 31, 2001 to approximately $1.8 million for the three months ended March 31, 2002. The decrease was a result of the decrease in sales as discussed above. The Company's software development business' operating expenses decreased $1.6 million, or 44.4%, from approximately $3.6 million for the three months ended March 31, 2001 to approximately $2.0 million for the three months ended March 31, 2002. The decrease was primarily due to infrastructure reorganization changes made within the business during late 2001 to streamline overhead and increase operating efficiencies. Operating expenses for the Company's corporate operations attributable to specific segments was approximately $(4.5) million for the three months ended March 31, 2001. There were no operating expenses for the three months ended March 31, 2002. The increase was primarily due to recognition during the first quarter of 2001 of prior year adjustments of reversals of general reserves not specifically identified with operating segments. Typically, the Company's corporate segment does not record operating costs, however, in 2001 an adjustment was recognized to operating costs. This adjustment caused a change in the quarterly comparison in operating expenses.

     Corporate general and administrative costs not directly attributed to segments decreased 18.3% from approximately $18.0 million for the three months ended March 31, 2001 to approximately $14.7 million for the three months ended March 31, 2002. As a percentage of consolidated net revenues of approximately $510.0 million and $458.0 million for the three months ended March 31, 2001 and 2002, respectively, corporate general and administrative expenses not directly attributed to segments decreased from 3.5% to 3.2%, respectively. The decrease was primarily due to infrastructure changes made during bankruptcy protection that reduced overhead expenses.

     Depreciation and amortization expense not directly attributed to segments decreased 22.9% or $0.8 million from approximately $3.5 million for the three months ended March 31, 2001 to approximately $2.7 million for the three months ended March 31, 2002. The decrease was primarily due to the classification of two buildings on the corporate campus as assets held for sale during 2001 and the associated suspension of depreciation expense recorded for these buildings.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for losses on accounts receivable decreased $1.6 million, or 88.9%, from approximately $1.8 million for the three months ended March 31, 2001 to approximately $0.2 million for the three months ended March 31, 2002. The decrease was primarily due to increased focus on maintaining credit worthy customers and the subsequent reduction in the provision required within the temporary therapy staffing business. In addition, a general reserve within the overhead departments was not required during the first quarter of 2002.

     Net interest expense not directly attributed to segments increased 47.8% or $1.1 million from approximately $2.3 million for the three months ended March 31, 2001 to approximately $3.4 million for the three months ended March 31, 2002. The increase was primarily the due to emergence from bankruptcy and the recognition of interest payables for the Company's debt instruments. For essentially all of the Company's prepetition debt instruments, no interest was recorded while the Company was under bankruptcy protection.

International Operations

     Revenues from international operations were approximately $21.7 million for the three months ended March 31, 2001. There were no revenues for the three months ended March 31, 2002 as all international operations were divested during 2001.

     Operating expenses were approximately $19.5 million for the three months ended March 31, 2001. There were no operating expenses for the three months ended March 31, 2002 as all international operations were divested during 2001.

     Corporate general and administrative expenses were approximately $1.4 million for the three months ended March 31, 2001. There were no corporate and general administrative expenses for the three months ended March 31, 2002 as all international operations were divested during 2001.

    Net interest expenses were approximately $1.1 million for the three months ended March 31, 2001. There were no interest expenses for the three months ended March 31, 2002 as all international operations were divested during 2001.

Dividends on Convertible Preferred Stock

     As a result of the consummation of the Company's Joint Plan of Reorganization on February 28, 2002, all of the Convertible Trust Issued Preferred Securities ("CTIPS") were cancelled without any recovery to the CTIP holders.

Other Special and Non-Recurring Charges

Other Long-Lived Assets

Gain on Sale of Assets

     During the first quarter of 2002, the Company recorded a gain of approximately $1.1 million on the sale of assets held for sale as of December 31, 2001. See "Note 6 - Assets Held for Sale and Discontinued Operations" in the Company's consolidated financial statements.

Reorganization Costs

     During the three months ended March 31, 2001, the Company recorded reorganization costs of $8.2 million. The charges are recorded in reorganization costs, net, in the Company's consolidated statements of losses. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

Loss on Discontinued Operations

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SFAS 144, which became effective for the Company effective January 1, 2002, requires that the results of operations of assets held for sale be reported in discontinued operations, less applicable income taxes (benefits). See "Note 6 - Assets Held for Sale and Discontinued Operations" in the Company's consolidated financial statements.

Extraordinary Gain on Extinguishment of Debt, Net

     In connection with the restructuring of the Company's debt, the Company realized an extraordinary gain of $1,498.4 million. See "Note 10 - Early Extinguishment of Debt" in the Company's consolidated financial statements.

Consolidated Results of Operations

          The net income for the three months ended March 31, 2002 was $1,486.2 million, compared to a net loss of $16.0 million for the three months ended March 31, 2001. The net loss before considering reorganization costs, net, gain or loss on sale of assets, income taxes, loss on discontinued operations and extraordinary items was $6.7 million for the three months ended March 31, 2002 compared to a net loss of $5.5 million for the three months ended March 31, 2001. In accordance with SOP 90-7, no interest has been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date. The contractual interest expense that was not paid or accrued for the two months ended February 28, 2002 was approximately $23.7 million.

Liquidity and Capital Resources

     On February 28, 2002, the Company entered into (i) a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement") and (ii) a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement"), and together with the Revolving Loan Agreement, (the "Loan Agreements"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150.0 million. The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note"). Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. See "Note 4 - Loan Agreements" in the Company's consolidated financial statements. As of March 31, 2002, the Company's gross borrowing availability under the Revolving Loan Agreement was approximately $110.8 million. As of March 31, 2002, the Company had borrowed approximately $3.3 million and had issued approximately $50.4 million in letters of credit under the Revolving Loan Agreement, leaving a net amount of approximately $57.1 million for additional borrowing. As of March 31, 2002 the Company has borrowed the maximum amount available under the Term Loan Agreement of $40.0 million. In addition to the total funds available to borrow under the Revolving Loan Agreement, the Company had cash and cash equivalents book balances at March 31, 2002 of approximately $9.7 million. The combination of the Company's cash balances and available borrowing capacity was $66.9 million and $54.6 million as of March 31, 2002 and December 31, 2001, respectively.

     The Loan Agreements require the Company to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits. The Company complied with the covenants under the Loan Agreements for the quarter ended March 31, 2002. The Company believes that with continued improvements in its operating performance it will remain in compliance with its debt covenants. However, variations in Sun's operating performance and unanticipated developments may adversely affect its ability to remain in compliance with the debt covenants.

     At March 31, 2002, the Company had working capital of $0.5 million and cash and cash equivalents of $9.7 million as compared to a working capital deficit of $13.3 million and cash and cash equivalents of $50.6 million at December 31, 2001. The Company, upon emergence from bankruptcy, is aggressively managing the revolving loan balance to apply available funds on a daily basis.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the one month ended March 31, 2002, net cash provided for operating activities was approximately $13.1 million. The net cash provided for operating activities for the one month ended March 31, 2002 is primarily from gains on sales of assets and discontinued operations. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million. Net cash used for operating activities before reorganization costs for the three months ended March 31, 2001 was approximately $3.7 million. The change in working capital from December 31, 2001 to March 31, 2002 is attributable to the modifications to the Company's capital structure due to emergence from bankruptcy.

     The Company incurred capital expenditures of $9.8 million, $4.0 million and $3.7 million for the three months ended March 31, 2001, for the two months ended February 28, 2002 and for the one month ended March 31, 2002, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures. Included in the March 2002 expenditures is the purchase of computer hardware that was previously leased by the Company. The Company had construction commitments as of March 31, 2002, under various contracts of approximately $1.6 million.

     During the three month period ended March 31, 2002, the Company recorded net reorganization costs of $(1.5) million. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

     In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. This plan expires at the end of 2002. Due to the tightening of the general underwriting issues within the long-term care industry, there can be no assurance that the 2003 plan will not have a material adverse impact on the Company's financial condition and results of operations. The provision for such risks for the three-month period ended March 31, 2002 was approximately $11.7 million.

     On February 28, 2002, the Company delivered a $10.0 million promissory note to the United States of America as part of the Company's settlement agreement with the federal government. See "Litigation." The principal amount of the promissory note is payable as follows: $1.0 million on each of February 28, 2003 and 2004; $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007.

     The Company is negotiating settlements of bankruptcy claims filed by various State Medicaid agencies. The Company expects to pay an aggregate of approximately $11.0 million to the State Medicaid agencies to resolve these claims, although the final amount may be higher. The payments are expected to be made partly in cash and partly with promissory notes.

Litigation

     In May and August 1999, former employees of two of the Company's subsidiaries, SunBridge Healthcare Corporation and SunDance Rehabilitation Corporation, filed proposed class action complaints in the Western District of Washington. The plaintiffs sought to represent certain current and former employees of SunBridge and SunDance who were allegedly not paid appropriate wages under federal and state law since May and August 1996, respectively. Plaintiffs filed claims in the chapter 11 cases in the amount of approximately $780 million in the SunDance action and $242 million in the SunBridge action. Although the Company disputed these claims, the parties executed a stipulation of settlement which was signed by the judge presiding over the chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. The settlement provides a general unsecured claim in the chapter 11 cases of up to an aggregate $3.0 million for the claimants, the payment of claimants' attorney's fees up to $300,000, and the payment of up to $500,000 to cover the cost of notice to prospective claimants in the class and claims administration. The settlement terms remain subject to final court approval.

     In March and April 1999, class action lawsuits were filed against the Company and three individuals who were at that time officers of the Company in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. On January 31, 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. The plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint and the Motion is pending. The Company intends to vigorously defend the individual defendants in this matter, who are indemnified by the Company and covered by the Company's insurance.

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

     In February 2002, the Company, HHS, CMS, DOJ, the Tricare Management Activity Support Office ("TMA"), and the Relators in eight of the qui tam cases signed a comprehensive settlement agreement which resolved all the claims of the parties. The Bankruptcy Court has approved the settlement. The settlement agreement provided for, among other things, a release of pre-petition claims of HHS, CMS, DOJ, TMA and the Relators against the Company. The settlement agreement also provided for a release of substantially all the claims of the Company against HHS for the same period; the Company previously reserved all such claims due to the uncertainty of the Company recovering such amounts. The settlement agreement required the Company to pay $1.0 million in cash and deliver a promissory note for $10.0 million. The Relators in the remaining three qui tam cases previously separately entered into settlement agreements with the Company resolving all of their claims against the Company.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's Revolving Loan Agreement and Term Loan Agreement entered into on February 28, 2002, are sensitive to changes in interest rates.

     The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. Under the Revolving Loan Agreement, provided that an event of default has not occurred, the Company will pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 6.85%) plus 2.75% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 3.75% (subject to certain adjustments). For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $100.0 million, the Company will incur additional interest expense of approximately $1.0 million annually.

     The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note" and together with the Term Loan, the "Term Debt"). Provided that an event of default has not occurred, interest accrues (A) for Base Rate Borrowings (i) under the Term Loan, at the greater of (x) prime (or, if higher, the federal funds rate plus 0.50%) plus 4% or (y) 9% and (ii) under the Discount Note, at the greater of (x) prime (or if higher, the federal funds rate plus 0.50%) plus 4% or (y) 2.65% and (B) for Eurodollar Rate Borrowings, (i) under the Term Loan, at the London Interbank Offered Rate plus 6.85% and (ii) under the Discount Note, at the London Interbank Offered Rate plus 6.85%. For each additional percentage point increase in the prime rate, assuming an outstanding balance of $40.0 million, the Company will incur additional interest expense of approximately $400,000 annually. See "Note 4 - Loan Agreements".

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" and is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(a)

On February 28, 2002, the Company's old common stock (CUSIP number 866933 10 4) was cancelled and the Company issued shares of its new common stock (CUSIP number 866933 40 1) subsequent to February 28, 2002 as part of its Plan of Reorganization. No proceeds were received from these securities issuances and the securities issuances are exempt from registration pursuant to Chapter 11, Section 1145 of the U.S. Bankruptcy Code. In April 2002, as part of its Plan of Reorganization, the Company issued warrants to purchase 499,998 shares of its new common stock. The warrants are exercisable for a period of three years at an exercise price of $76 per share of the Company's new common stock, subject to certain adjustments. For additional information, see "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements included in this report.

(b) - (d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1	Intercreditor Agreement dated February 28, 2002 by and among the Company and its subsidiaries named therein, US Bank, National Association, Citicorp USA, Inc., and Heller Healthcare Finance, Inc.

(b)  Reports on Form 8-K

     Report dated February 6, 2002 and filed on February 21, 2002, as amended on February 28, 2002, reporting the confirmation by the Bankruptcy Court of Sun's Joint Plan of Reorganization.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date:            May 15, 2002

By: /s/ Kevin W. Pendergest	Chief Financial Officer
Kevin W. Pendergest