Form 10-Q
period 2002-06-30
SUN HEALTHCARE GROUP INC
filed 2002-08-16
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes  X                              No  __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of August 6, 2002, there were 9,226,167 shares of the Registrant's $.01 par value
Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended June 30, 2002

		Page Numbers
PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward Looking Statements.		3

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	4-5
	Reorganized Company - as of June 30, 2002 (unaudited)
	Predecessor Company - as of December 31, 2001

	Consolidated Statements of Operations	6-9
	Reorganized Company - for the three months ended June 30, 2002 (unaudited)
	Predecessor Company - for the three months ended June 30, 2001 (unaudited)
	Reorganized Company - for the four months ended June 30, 2002 (unaudited)
	Predecessor Company - for the two months ended February 28, 2002
	Predecessor Company - for the six months ended June 30, 2001 (unaudited)

	Consolidated Statements of Comprehensive Income (Losses)	10
	Reorganized Company - for the three months ended June 30, 2002 (unaudited)
	Predecessor Company - for the three months ended June 30, 2001 (unaudited)
	Reorganized Company - for the four months ended June 30, 2002 (unaudited)
	Predecessor Company - for the two months ended February 28, 2002
	Predecessor Company - for the six months ended June 30, 2001 (unaudited)

	Consolidated Statements of Cash Flows	11
	Reorganized Company - for the four months ended June 30, 2002 (unaudited)
	Predecessor Company - for the two months ended February 28, 2002
	Predecessor Company - for the six months ended June 30, 2001 (unaudited)

	Notes to the Consolidated Financial Statements	12-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-49

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	50
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	51

Item 3.	Defaults Upon Senior Securities	51

Item 6.	Exhibits and Reports on Form 8-K	52

Signatures		53

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Certain statements made in this Form 10-Q including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the factors listed below and those referred to under the caption "Certain Additional Business Risks" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

-

The Company's borrowing capacity under its Loan Agreements and its cash flow from operations may be insufficient to fund its long-term operations. - See Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources.

-

The Company was not in compliance with certain of its financial covenants under its Loan Agreements and lease agreements at June 30, 2002. While it obtained waivers from the affected lenders and landlords for this period, and has initiated negotiations to amend these covenants, there are no assurances that such amendments will be obtained. - See Part II Item 3. Defaults Upon Senior Securities.

-

The Company's Medicare reimbursements may materially and adversely decline after September 30, 2002. - See Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - Regulatory Matters.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	Reorganized Company June 30, 2002	| | |	Predecessor Company December 31, 2001
	(Unaudited)	|
Current assets:		|
		|
Cash and cash equivalents	$ 849	|	$ 50,649
Accounts receivable, net of allowance for doubtful accounts of $63,058 at June 30, 2002 and $73,819 at December 31, 2001	208,819	| |	204,733
Inventory, net	20,313	|	20,415
Other receivables, net of allowance of $1,721 at June 30, 2002 and $2,566 at December 31, 2001	5,855	| |	9,556
Assets held for sale	5,955	|	-
Prepaids and other assets	13,485	|	5,653
		|
Total current assets	255,276	|	291,006
		|
Property and equipment, net	196,453	|	133,216
Assets held for sale	-	|	18,158
Notes receivable, net of allowance of $3,650 at June 30, 2002 and $3,650 at December 31, 2001	1,985	| |	4,895
Goodwill, net	236,950	|	177,202
Other assets, net	84,459	|	25,327
		|
Total assets	$ 775,123	|	$ 649,804
	=============	|	============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands except per share data)
	Reorganized Company June 30, 2002	| | |	Predecessor Company December 31, 2001
Current liabilities:	(Unaudited)	|
Current portion of long-term debt	$ 35,946	|	$ 54,975
Accounts payable	15,822	|	30,335
Accrued compensation and benefits	72,563	|	79,328
Accrued self-insurance obligations	42,484	|	47,097
Income taxes payable	12,530	|	12,430
Other accrued liabilities	67,186	|	80,100
		|
Total current liabilities	246,531	|	304,265
		|
Liabilities subject to compromise	-	|	1,549,139
Accrued self-insurance obligations, net of current portion	54,530	|	51,380
Long-term debt, net of current portion	137,531	|	23,260
Other long-term liabilities	88,937	|	22,544
		|
Total liabilities	527,529	|	1,950,588
		|
Commitments and contingencies		|
		|
Minority interest	4,063	|	5,405
		|
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Predecessor Company	-	| | |	296,101
		|
Stockholders' equity (deficit):		|
Reorganized Company preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of June 30, 2002	-	| | |	-
Reorganized Company common stock of $.01 par value, authorized 50,000,000 shares, 9,183,049 shares issued and outstanding as of June 30, 2002	92	| | |	-
Predecessor Company common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 shares issued and outstanding as of December 31, 2001	-	| | |	652
Additional paid-in capital	245,600	|	825,099
Accumulated deficit	(2,161)	|	(2,400,655)
	243,531	|	(1,574,904)
Less:		|
Predecessor Company common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001	-	| |	(27,376)
Predecessor Company grantor stock trust, at market, 1,915,935 shares as of December 31, 2001	-	| |	(10)
Total stockholders' equity (deficit)	243,531	|	(1,602,290)
Total liabilities and stockholders' equity	$ 775,123	|	$ 649,804
	===========	|	===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
	Reorganized Company For the Three Months Ended June 30, 2002	| | | |	Predecessor Company For the Three Months Ended June 30, 2001
	(Unaudited)	|	(Unaudited)
		|
Total net revenues	$ 479,631	|	$ 507,160
		|
Costs and expenses:		|
		|
Operating costs	443,987	|	459,024
Corporate general and administrative	26,530	|	27,708
Depreciation and amortization	6,385	|	7,821
Provision for losses on accounts receivable	2,649	|	8,183
Interest, net (contractual interest expense of $38,835 for the three months ended June 30, 2001)	3,750	| |	2,506
(Gain) loss on sale of assets, net	(951)	|	94
		|
Total costs and expenses	482,350	|	505,336
		|
(Losses) income before reorganization costs, net, and income taxes	(2,719)	|	1,824
Reorganization costs, net	-	|	23,152
		|
Losses before income taxes	(2,719)	|	(21,328)
Income taxes	244	|	523
		|
Net losses	$ (2,963)	|	$ (21,851)
	===============	|	===============

The accompanying notes to consolidated financial statement are an integral part of these statements.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands except per share data)

	Reorganized Company For the Three Months Ended June 30, 2002	| | | |	Predecessor Company For the Three Months Ended June 30, 2001
	(Unaudited)	|	(Unaudited)
|
Net losses per common and common equivalent share:		|
|
Basic and diluted	$ (.29)	|	$ (0.36)
	==============	|	==============
Weighted average number of common and common equivalent shares outstanding:		| |
|
Basic and diluted	10,150	|	61,097
	==============	|	==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
	Reorganized Company For the Four Months Ended June 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Six Months Ended June 30, 2001
	(Unaudited)	|		(Unaudited)
		|
Total net revenues	$ 642,379	|	$ 301,846	$ 1,036,993
		|
Costs and expenses:		|
		|
Operating costs	593,484	|	285,116	945,167
Corporate general and administrative	34,957	|	15,862	58,121
Depreciation and amortization	8,614	|	4,465	16,343
Provision for losses on accounts receivable	5,287	|	417	15,996
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002 and $74,458 for the six months ended June 30, 2001)	4,921	| | |	2,672	7,227
(Gain) loss on sale of assets, net	(3,040)	|	-	62
		|
Total costs and expenses	644,223	|	308,532	1,042,916
		|
Losses before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(1,844)	| |	(6,686)	(5,923)
Reorganization costs (gain), net	-	|	(1,483)	31,349
		|
Losses before income taxes, discontinued operations and extraordinary item	(1,844)	| |	(5,203)	(37,272)
Income taxes	317	|	147	546
		|
Losses before discontinued operations and extraordinary item	(2,161)	| |	(5,350)	(37,818)
		|
Discontinued operations:		|
		|
Loss from discontinued operations	-	|	(1,569)	-
Loss on write-down of assets held for sale	-	|	(6,070)	-
		|
Loss on discontinued operations	-	|	(7,639)	-
Loss before extraordinary item	(2,161)	|	(12,989)	(37,818)
		|
Extraordinary gain on extinguishment of debt, net	-	|	1,498,360	-
		|
Net (losses) income	$ (2,161)	|	$ 1,485,371	$ (37,818)
	===========	|	===========	===========

The accompanying notes to consolidated financial statements are an integral part of these statements.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands except per share data)

	Reorganized Company For the Four Months Ended June 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Six Months Ended June 30, 2001
	(Unaudited)	|		(Unaudited)
|
|
Net income (losses) per common and common equivalent share:		|
|
Losses before discontinued operations and extraordinary item		| |
|
Basic and diluted	$ (.21)	|	$ (.09)	$ (.62)
	===========	|	===========	==========
Net (losses) income:		|
|
Basic and diluted	$ (.21)	|	$ 24.32	$ (.62)
	===========	|	===========	==========
Weighted average number of common and common equivalent shares outstanding:		| |
|
Basic and diluted	10,150	|	61,080	61,099
	===========	|	===========	==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)

(in thousands)

	Reorganized Company For the Three Months Ended June 30, 2002	| | | | |	Predecessor Company For the Three Months Ended June 30, 2001
	(Unaudited)	|	(Unaudited)
|
Net losses	$ (2,963)	|	$ (21,851)
|
Foreign currency translation adjustments, net of tax	-	| |	2,285
|
Comprehensive losses	$ (2,963)	|	$ (19,566)
	==============	|	==============

	Reorganized Company For the Four Months Ended June 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Six Months Ended June 30, 2001
	(Unaudited)	|		(Unaudited)
Net (losses) income	$ (2,161)	|	$ 1,485,371	$ (37,818)
|
Foreign currency translation adjustments, net of tax	-	| |	-	12,483
|
Comprehensive (losses) income	$ (2,161)	|	$ 1,485,371	$ (25,335)
	==============	|	==============	=============

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Reorganized Company For the Four Months Ended June 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Six Months Ended June 30, 2001
	(Unaudited)	|		(Unaudited)
		|
Cash flows from operating activities:		|
Net (losses) income	$ (2,161)	|	$ 1,485,371	$ (37,818)
Adjustments to reconcile net (losses) income to net cash provided by (used for) operating activities:		| |
Extraordinary gain on extinguishment of debt	-	|	(1,498,360)	-
Reorganization costs (gain), net	-	|	(1,483)	31,349
Depreciation and amortization	8,614	|	4,465	16,343
Provision for losses on accounts and other receivables	5,287	|	417	15,996
(Gain) loss on sale of assets, net	(3,040)	|	6,070	62
Other, net	(1,762)	|	716	(3,909)
Changes in operating assets and liabilities:		|
Accounts receivable	(2,214)	|	(7,368)	20,917
Other current assets	(933)	|	(6,475)	99
Income taxes payable	(668)	|	693	834
Other current liabilities	(24,420)	|	(5,008)	(23,606)
Net cash (used for) provided by operating activities before reorganization costs	(21,297)	| |	(20,962)	20,267
Net cash paid for reorganization costs	(7,401)	|	(2,781)	(9,255)
Net cash (used for) provided by operating activities	(28,698)	|	(23,743)	11,012
		|
Cash flows from investing activities:		|
Capital expenditures, net	(11,784)	|	(3,971)	(18,204)
Proceeds from sale of assets held for sale	15,848	|	-	17,889
Decrease in long-term notes receivable	323	|	168	443
Other	1,983	|	142	1,129
Net cash provided by (used for) investing activities	6,370	|	(3,661)	1,257
		|
Cash flows from financing activities:		|
Net payments under Revolving Credit Agreement	(44,807)	|	-	-
Net payments under DIP Financing	-	|	(55,382)	(2,896)
Long-term debt borrowings	352	|	112,988	3,119
Long-term debt repayments	(1,512)	|	(13)	-
Principal payments on prepetition debt authorized by Bankruptcy Court	-	| |	(7,966)	(736)
Other	-	|	(3,728)	14
Net cash (used for) provided by financing activities	(45,967)	|	45,899	(499)
Effect of exchange rate on cash and cash equivalents	-	|	-	(1,070)
Net (decrease) increase in cash and cash equivalents	(68,295)	|	18,495	10,700
Cash and cash equivalents at beginning of period	69,144	|	50,649	37,589
Cash and cash equivalents at end of period	$ 849	|	$ 69,144	$ 48,289
	==========	|	==========	=========

The accompanying notes to consolidated financial statements are an integral part of these statements.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business and Basis of Presentation

Business

     Sun Healthcare Group, Inc., a Delaware corporation, through its direct and indirect subsidiaries (hereinafter referred to collectively as "Sun" or the "Company"), operates long-term, subacute and assisted living facilities and provides related specialty healthcare services, including rehabilitation therapy services and pharmaceutical services. See "Note 6 - Assets Held for Sale", which describes certain operations that the Company has sold or intends to sell.

Reorganization

     On February 28, 2002, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of its Plan of Reorganization. On February 6, 2002, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved the Company's Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001.

     The Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 until February 28, 2002. Accordingly, the consolidated financial statements of the Company prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

     In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

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

Other Information

     The accompanying unaudited consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally required in annual reports on Form 10-K. Except as noted above, and in Notes 3 and 10, the Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (the "SEC") on Form 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and accounting principles generally accepted in the United States. In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 2002 and December 31, 2001, the consolidated results of its operations and the consolidated cash flows for the four, two and six month periods ended June 30, 2002, February 28, 2002 and June 30, 2001, respectively. Management believes that except for the items described in "Note 3 - Fresh Start Accounting" and "Note 10 - Early Extinguishment of Debt", all adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the SEC. Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001 and the two months ended February 28, 2002, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's Form 8-K filed on May 31, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year. Certain amounts in the 2001 consolidated financial statements and notes thereto have been reclassified to conform to the 2002 presentations.

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") resulting in the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses from extinguishment of debt. SFAS No. 64 "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" amended SFAS 4; and thus, is no longer necessary. SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, this statement is no longer necessary. SFAS 145 amends SFAS No. 13 "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company continues to assess but has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

   In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations on the statement of operations. From March 1, 2002, the Reorganized Company has had a limited number of facilities disposed of or transferred to assets held for sale. These facilities’ operating results are included in continuing operations and are immaterial to the consolidated financial position and results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to goodwill recognized in accordance with SOP 90-7. The Reorganized Company has approximately $237.0 million of goodwill, which was primarily recorded under fresh start accounting based on an independent valuation of the fair value of the Company’s assets and liabilities as of March 1, 2002. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. With the adoption of SFAS 142 the Company did not record amortization of goodwill in 2002 compared to amortization of $2.0 million and $4.1 million for the quarter and six months ended June 30, 2001. Additionally, net losses per share would have been $0.32 and $0.55 for the basic and diluted presentations in the three month and six month periods ended June 30, 2001, respectively, if the provisions in SFAS 142 to not record amortization or goodwill had been implemented in 2001.

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

Type of Claim/Security		Treatment under Plan of Reorganization
1.	General unsecured creditors with claims of $50,000 or less	To be issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of more than $50,000	To be issued an aggregate of approximately 800,000 shares (8%) of new common stock
3.	Senior bank lenders	Issued approximately 8.8 million shares of new common stock and to be issued approximately 200,000 shares of new common stock (total of 90%) and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	Issued approximately 200,000 shares (2%) of new common stock and warrants to purchase an additional 500,000 shares (5%)
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders
6.	United States Health Care Program Claims	Received a cash payment of $1.0 million and a promissory note for $10.0 million
7.	State Medicaid Program Claims	Estimated to receive an aggregate of approximately $11.2 million in cash and promissory notes

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (b)  Financial Reporting Matters

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

     The principal categories and the balances of Chapter 11 claims reclassified in the accompanying consolidated balance sheets as of December 31, 2001 and included in "liabilities subject to compromise" are identified below.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of reorganization costs, net, were as follows for the periods indicated (in thousands):
	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended June 30, 2001	Predecessor Company For the Six Months Ended June 30, 2001

Professional fees	$ 8,171	$ 6,175	$ 11,401
Restructuring	3,843	541	1,323
Adjust carrying value of assets no longer held for sale	(12,811)	-	-
Adjust carrying value of assets held for sale	(598)	-	-
Loss on sale of assets	-	16,947	19,725
Miscellaneous	-	28	145
Less:
Interest earned on accumulated cash	(88)	(539)	(1,245)

Total reorganization costs (gain), net	$ (1,483)	$ 23,152	$ 31,349
	===========	===========	===========

(3)  Fresh Start Accounting

     The Company adopted the provisions of fresh-start accounting as of March 1, 2002. In connection with the preparation of the Predecessor Company's Disclosure Statement, an independent financial advisor determined the Company's reorganization value, or fair value, to be $360 million to $460 million, with a point estimate value of $410 million, before considering certain long-term debt or other obligations assumed in the Plan of Reorganization. The Company's Disclosure Statement was confirmed by the Bankruptcy Court. This reorganization value was based upon the Company's projected cash flows, selected comparable market multiples of publicly traded companies and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $271.8 million was determined after taking into account the values of the obligations assumed in connection with the Plan of Reorganization.

     A reconciliation of fresh-start accounting recorded as of February 28, 2002 follows (in thousands):
	Predecessor Company	| |	Fresh-start						Reorganized Company
	February 28, 2002	| |	Debt Re- structuring		Adjustments		Reclassi- fications		March 1, 2002
Current assets:		|
Cash and cash equivalents	$ 69,162	|	$ -		$ (18	) (i)	$ -		$ 69,144
Accounts receivable, net	211,248	|	-		(449	) (i)	-		210,799
Inventory, net	21,367	|	-		-		-		21,367
Other receivables, net	5,089	|	-		(182	) (i)	-		4,907
Prepaids and other assets	12,554	|	-		(16	) (i)	-		12,538
		|
Total current assets	319,420	|	-		(665)		-		318,755
		|
Property and equipment, net	132,482	|	-		55,407	(g)	-		187,889
Assets held for sale	18,288	|	-		-		-		18,288
Goodwill, net	180,269	|	-		34,548	(g)	-		214,817
Other assets, net	30,963	|	-		57,704	(g)	-		88,667
		|
Total assets	$ 681,422	|	$ -		$ 146,994		$ -		$ 828,416
	========	|	=======		=======		=======		=======

16 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	Predecessor Company	| |	Fresh-start						Reorganized Company
	February 28, 2002	| |	Debt Re-structuring		Adjustments		Reclassi- fications		March 1, 2002
Current liabilities:		|
Current portion of long-term debt	$ 4,879	| |	$ -		$ -		$ 2,053	(h)	$ 6,932
Current portion of capital leases	-	|	-		-		636	(h)	636
Accounts payable	16,142	|	-		1,941	(i)	4,175	(h)	22,258
Accrued compensation and benefits	78,301	| |	-		(2,362	) (g)	-		75,939
Accrued self-insurance obligations	42,996	| |	-		-		2,145	(h)	45,141
Income taxes payable	13,123	|	-		75	(i)	-		13,198
Other accrued liabilities	82,219	|	-		(7,119	) (g)	9,789	(h)	84,889
		|
Total current liabilities	237,660	|	-		(7,465)		18,798		248,993
		|
Liabilities subject to compromise	1,546,292	|	(1,486,111	) (a)	-		(60,181	) (h)	-
Accrued self-insurance obligations, net of current portion	54,530	| |	-		-		-		54,530
Long-term debt, net of current portion	134,535	| |	-		6,660	(i)	41,313	(h)	182,508
Capital leases, net of current portion	-	| |	-		-		70	(h)	70
Other long-term liabilities	22,176	|	34,200	(f)	44,400	(g)	-		100,776
		|
Total liabilities	1,995,193	|	(1,451,911)		43,595		-		586,877
		|
Commitments and contingencies		|
		|
Minority interest	5,767	|	-		(1,828	) (g)	-		3,939
		|
Convertible Preferred Stock	296,101	|	(296,101	)(b)	-		-		-
		|
Stockholders' equity (deficit):		|
Reorganized Company common stock, par value	-	| |	88	(e)	-		-		88
Predecessor Company common stock par value	652	| |	(652	)(c)	-		-		-
Additional paid-in capital	824,739	|	(824,739	)(c)	-		-		237,512
		|	237,512	(e)
Retained earnings (accumulated deficit)	(2,413,644)	| |	1,498,360	(d)	-		-		-
		|	915,284	(c)
Less:		|
Predecessor Company common stock held in treasury	(27,376)	| |	27,376	(c)	-		-		-
Predecessor Company grantor stock	(10)	| |	10	(c)	-		-		-
Total stockholders' equity (deficit)	(1,615,639)	| |	1,853,239		-		-		237,600
Total liabilities and stockholders' equity (deficit)	$ 681,422	| |	$ 105,227		$ 41,767		$ -		$ 828,416
	========	|	=======		=======		======		=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):

Revolving Credit Facility	$ 437,066
Credit Facility Term Loans	358,981
Senior Subordinated Notes due 2007	250,000
Senior Subordinated Notes due 2008	150,000
Interest payable	101,855
Prepetition trade and other miscellaneous claims	86,776
Convertible Subordinated Debentures due 2004	83,300
Other long-term debt	8,087
Senior Subordinated Notes due 2003	6,161
Capital leases	2,503
Convertible Subordinated Debentures due 2003	1,382
$ 1,486,111
===========
(b)	To record the discharge of the Convertible Preferred Stock of the Predecessor.

(c)	To eliminate the Common Stock of the Predecessor.

(d)	To record the gain on extinguishment of indebtedness.

(e)	To reflect the issuance of the Reorganized Company's common stock.

(f)	To reflect the fair value of the Reorganized Company's common stock and warrants that are to be issued to various pre-petition debt holders after emergence.

(g)

To adjust the carrying amount of assets and liabilities to fair value. Fair value was determined based upon third-party valuations of the Company's long-lived assets and liabilities. The allocation of goodwill to the Company's reporting units is not yet final, pending further analysis of the Company's plans for certain leased facilities.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The Term Loan Agreement is comprised of a three-year $20 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note"). The Term Loan Agreement is secured primarily by a first security pledge of the stock of the Company's subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of the Company's other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. The effective interest rates as of June 30, 2002 on borrowings under the Term Loan Agreement and Discount Note was approximately 9.0%.

     The Revolving Loan Agreement provides for maximum borrowings by the Company of up to $150.0 million, but not to exceed a defined borrowing base, which was $118.0 million on June 30, 2002. As of June 30, 2002, the Company had borrowed approximately $28.2 million and had issued approximately $42.9 million in letters of credit under the Revolving Loan Agreement, leaving approximately $46.9 million available to the Company for additional borrowing. The Company's Term Loan Agreement provides for maximum borrowings of $40.0 million. As of June 30, 2002, the Company had borrowed the maximum amount available of $40.0 million and had made principal payments of $0.8 million. The effective interest rates as of June 30, 2002 on borrowings under the Revolving Loan Agreement was approximately 7.5%.

   The Loan Agreements require the Company to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements.  For the quarter ended June 30, 2002, the Company was not in compliance with its Indebtedness to EBITDA Ratio and Tangible Net Worth financial covenants contained in its Loan Agreements.  In August 2002, the lenders under the Loan Agreements entered into waivers that waived the requirement for Company compliance with those financial covenants until September 30, 2002 for the Revolving Loan Agreement and June 29, 2003 for the Term Loan Agreement. Further, under the waiver for the Term Loan Agreement, the lender has agreed not to exercise any of its rights with respect to a default until July 1, 2003.  As a result, the Term Loan has been classified on the balance sheet in accordance with its repayment terms.  The Company has classified the Revolving Loan Agreement as a current obligation.  If the Company is unable either to enter into an amendment of the financial covenants or to fulfill the existing covenants and obtain a permanent waiver of the default with respect to the Revolving Loan Agreement for the period ending June 30, 2002 prior to September 30, 2002 and June 29, 2003 with respect to the Term Loan Agreement, then the Company will be in default under the Loan Agreements.  The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement are 9.5% and 11.0% as of June 30, 2002.

   Certain of the financial covenants in the Loan Agreements, including the Indebtedness to EBITDA Ratio, are based upon the Company's EBITDA as defined in the Loan Agreements.  The financial covenants relating to EBITDA were negotiated by members of the Company’s prior management team based on projected increases from the Predecessor Company's 2001 calendar year total EBITDA.  Current management believes that those financial covenants did not reflect the characterization of certain items that impacted total EBITDA for 2001.  Those one-time events and prior year adjustments were not excluded in calculating stabilized EBITDA and, since the total EBITDA rather than stabilized EBITDA forms the basis for certain of the financial covenants, the Company was unable to fulfill those financial covenants even though EBITDA has increased quarter to quarter since the quarter ended December 31, 2001.  The Company expects that the Indebtedness to EBITDA Ratio covenant, and potentially other covenants relating to EBITDA, must be revised with respect to the quarter ending September 30, 2002 and future periods for the Company to avoid future covenant defaults under the Loan Agreements. The Company has initiated negotiations with the lenders to revise the covenants to reflect more accurately the current operating position of the Company and avoid the expected covenant defaults that would otherwise be anticipated.

   The non-compliance of the financial covenants did not affect the Company's liquidity or its ability to borrow under the Loan Agreements during the quarter ended June 30, 2002.  The Company's cash balances and available borrowing capacity totaled $47.7 million as of June 30, 2002.

   The Company can give no assurance that it will be able to amend the financial covenants.  If the Company is unable to amend the financial covenants by the dates stated above, the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable and denying the Company the right to further borrowing under the Revolving Loan Agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In connection with entering into the Loan Agreements, the Company incurred deferred financing costs of $3.5 million, which are amortized using the effective interest method over the lives of the Loan Agreements.

(5)  Long-Term Debt

     As a result of the Chapter 11 filings, substantially all short and long-term debt at the Filing Date were classified as "liabilities subject to compromise" in the Company's consolidated balance sheets as of December 31, 2001 in accordance with SOP 90-7. The Company did not pay any principal or accrue any interest on prepetition obligations between October 14, 1999 and February 28, 2002 except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note. The total amount of interest that was not required to be paid is parenthetically disclosed on the consolidated statement of operations.

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	Reorganized Company	| |	Predecessor Company
	June 30, 2002	|	December 31, 2001
Senior Credit Facility:		|
Predecessor Company Revolving Credit	$ -	|	$ 437,066	(1)
Predecessor Company Term Loans	-	|	358,981	(1)
Revolving Loan Agreement	28,180	|	-
Term Loan Agreement	39,160	|	-
9 1/2% Senior Subordinated Notes due 2007	-	|	250,000	(1)
9 3/8% Senior Subordinated Notes due 2008	-	|	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	-	| |	83,300	(1)
DIP Financing Agreement	-	|	54,586
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	82,177	| |	53,102	(2)
Industrial Revenue Bonds	8,195	|	8,365	(1)
Senior Subordinated Notes due 2002, interest at 11-3/4% per annum	-	|	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6-1/2% per annum	-	| |	1,382	(1)
Other long-term debt	15,765	|	30,947	(3)
Total long-term debt	173,477	|	1,433,890
Less long-term debt subject to compromise	-	|	(1,355,655)
Less amounts due within one year	(35,946)	|	(54,975)
Long-term debt, net of current portion	$ 137,531	|	$ 23,260
	===========	|	===========

     Long-term debt at June 30, 2002 includes amounts owed under the Term Loan Agreement, fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of long-term debt as of June 30, 2002 are as follows (in thousands):

Reorganized Company June 30, 2002

2003	$ 35,946
2004	29,518
2005	68,428
2006	15,085
2007	5,445
Thereafter	19,055
$ 173,477
==============

(6) Assets Held for Sale

Inpatient Facilities

     During the four months ended June 30, 2002, the Company divested four skilled nursing facilities with 427 licensed beds. The aggregate net loss on disposal for these divestitures was approximately $1.5 million recorded in (gain) loss on sale of assets, net, in the Company's consolidated statement of operations.

     During the two months ended February 28, 2002 the Company decided to divest 11 facilities due to their history of unfavorable financial results. The facilities are expected to be divested within 12 months by terminating the lease agreement and returning the facility to the landlord, transferring control of the facility to a new operator or closing the facility or returning the real property to the mortgage holder. The carrying value of these facilities was written down to estimated fair value. The Company recorded a loss of $6.1 million in the two months ended February 28, 2002 related to these facilities. These 11 facilities generated revenues of $13.5 million and operating losses of $1.6 million in the two months ended February 28, 2002.

Other Operations

     In 2001, the Company agreed to sell two of its headquarters buildings in Albuquerque, New Mexico. In April 2002, the Company completed the sale of the two buildings for approximately $15.3 million, which approximated their carrying value. The purchase agreement included the leaseback of one of the buildings and part of an adjacent parking structure for an initial period of ten years, with an option to extend the lease for two five-year periods. The cost of the initial lease term is approximately $7.5 million.

     As of June 30, 2002, the components of the assets held for sale included a $3.4 million carrying value for two joint ventures in the Company's pharmacy operation and $2.5 million carrying value for a building within the Company's software development operations. The Company can give no assurance that the sales will be completed.

     The following is a summary (in thousands) of the losses or gains on the sale of assets and the losses on assets held for sale for the four months ended June 30, 2002 and two months ended February 28, 2002. The gains and losses are recorded in gain and losses on sale of assets, net, and reorganization costs (gain), net, in the Company's consolidated statements of operations. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Reorganized Company For The Four Months Ended June 30, 2002	| | | | | |	Predecessor Company For The Two Months Ended February 28, 2002
	Gains/(Losses)	| |	Gains (Losses)
|
Inpatient facilities	$ 1,528	|	$ 8,049
Other non-core businesses	1,512	|	5,360
	$ 3,040	|	$ 13,409
	===========	|	==========

(7)  Commitments and Contingencies

       (a)  Construction Commitments

     The Company had construction commitments of approximately $2.0 million as of June 30, 2002, under various contracts to improve existing facilities. Expenditures routinely include improvements to facility structures, equipment and fixtures.

       (b)  Purchase Commitments

The Company's long-term care division has a contractual agreement through January 31, 2009 with Medline Industries, Inc. ("Medline") establishing Medline as the primary medical supply vendor for all of the long-term care facilities which the Company owns, leases and/or operates. The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline. Additionally, if the Company chooses to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, the Company may be required to pay Medline liquidated damages of $3,000,000 if the agreement is terminated prior to January 11, 2003, $1,500,000 if the agreement is terminated on or between January 12, 2003 and January 11, 2004 and $750,000 thereafter through January 11, 2005.

     (c)  Litigation

     The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. See "Note 11 - Other Events".

     (d)  Employment Agreements

     The Company has entered into employment agreements with five of its executive officers. The agreements represent an annual obligation of the Company of approximately $2.0 million and they have various renewal options and expiration terms. In addition to the base salary, the officers are entitled to annual bonuses for each fiscal year in which the Company achieves or exceeds certain financial performance targets. If the targets are achieved, depending upon the individual’s agreement and how much the targets are exceeded, the bonuses range from 33% to 100% of base salary. Pursuant to the agreements, these officers received options to purchase an aggregate of 495,000 shares of common stock at exercise prices equal to or greater than the fair market value of the common stock at the date of grant. The options vest over the four-year period ending 2006.

     Each of the employment agreements provides that in the event of termination of employment without Good Cause (as defined in the employment agreements), then the employee would be entitled to a lump sum severance amount equal to between one to three years of base salary (depending upon the terms of the applicable agreement.) Additionally, each employee would be entitled to any earned but unpaid bonus and certain of the employees would also be entitled to one or two times the amount of the bonus which would have been earned in the year of termination (depending upon the terms of the applicable agreement.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)  Lease Agreements

   The Company is currently in default of two financial covenants contained in leases of 38 skilled nursing facilities. Those covenants were negotiated by the prior lessee in 1994, prior to the Company’s acquisition of the leasehold interests in the 38 facilities. The landlord has agreed to waive those defaults through all periods ending on or prior to June 30, 2002; however, the Company anticipates that, absent a modification, the financial covenants in the leases will not be fulfilled for the quarter ending September 30, 2002. The Company initiated negotiations with the landlord to modify the lease financial covenants; however, the Company can give no assurance that it will be able to amend the lease financial covenants.  If the Company is unable to amend the financial covenants it is likely that the Company will be in default of the leases and the landlord may exercise its remedies thereunder including the potential termination of the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damages against the Company.

(f)  Restricted Cash

   Included in Prepaid and other assets in the Company’s Balance Sheets as of June 30, 2002 and December 31, 2001, respectively, is $6.3 million and $1.0 million of restricted cash and primarily consists of amounts to pay bankruptcy fees. Other assets, net as of June 30, 2002 and December 31, 2001, respectively, includes $3.9 million and $4.1 million of restricted cash maintained to repay a mortgage.

(8)  Capital Stock

     As of June 30, 2002, the Reorganized Company had issued approximately 9.0 million shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise. The Company expects to issue an additional 1.0 million shares of its common stock once certain pre-petition claims are reconciled. The fair value of the additional common stock expected to be issued is $26.1 million and is recorded in other long-term liabilities in the June 30, 2002 consolidated balance sheet.

     As of June 30, 2002, the Reorganized Company had issued 150,000 shares of restricted common stock to its Chairman and Chief Executive Officer. The restricted common stock vests as follows: 40 percent vests on the first anniversary date of the restricted stock issuance, and 20 percent vests on each of the second, third and fourth anniversaries of the restricted stock issuance.   Restricted stock awards are outright stock grants.  The issuance of restricted stock and other stock awards usually require the recognition of compensation expense measured by the fair value of the stock on the date of grant.

     In April 2002, the Reorganized Company issued warrants to purchase approximately 500,000 shares of its common stock to the holders of the Predecessor Company's senior subordinated notes. The warrants have a strike price of $76 per share and are exercisable over a three-year period. The fair value of the warrants was estimated to be $1.8 million and is recorded in additional paid in capital in the June 30, 2002 consolidated balance sheet.

Reorganized Company Stock Option Plan

     In February 2002, the Company's board of directors adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 options to purchase shares of the Company's common stock. In March 2002, the Company's board of directors adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of the Company's common stock. All stock options are issued at market value under these plans.

     As of June 30, 2002, the Company has issued 700,000 options to its officers and 24,000 options to its directors to purchase an aggregate of 724,000 shares of its common stock at $27 per share, equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20 percent vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 274,000 options vest 25 percent per year on the first four anniversary dates. All options expire in 2009.

(9)  Net Income (losses) Per Share

     Basic net income (losses) per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding in the four months ended June 30, 2002 include the common shares issued in connection with the emergence and the common shares to be issued once the pre-petition claims are finalized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Options and warrants outstanding at June 30, 2002 were not included in the diluted earnings per share calculation because their exercise price was equal to or greater than the estimated fair value of the Company's common stock at June 30, 2002 of $16 per share.

(10)  Gain on Extinguishment of Debt

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
283,852

$ 1,498,360
===========

(11)  Other Events

     (a)  Litigation

     In May and August 1999, former employees of two of the Company's subsidiaries, SunBridge Healthcare Corporation and SunDance Rehabilitation Corporation, filed proposed class action complaints in the Western District of Washington. The plaintiffs sought to represent certain current and former employees of SunBridge and SunDance who were allegedly not paid appropriate wages under federal and state law since May and August 1996, respectively. Plaintiffs filed claims in the chapter 11 cases in the amount of approximately $780 million in the SunDance action and $242 million in the SunBridge action. Although the Company disputed these claims, the parties executed a stipulation of settlement, which was signed by the judge presiding over the chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. The settlement provides a general unsecured claim in the chapter 11 cases of up to an aggregate $3.0 million for the claimants, the payment of claimants' attorney's fees up to $300,000, and the payment of up to $500,000 to cover the cost of notice to prospective claimants in the class and claims administration. The settlement terms remain subject to court approval.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In March and April 1999, class action lawsuits were filed against the Company and three individuals who were at that time officers of the Company in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint. The Company has responded in opposition to the Motion and the Company intends to vigorously defend the individual defendants in this matter, who are indemnified by the Company and covered by the Company's insurance.

      The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of its business, including claims that its services have resulted in injury or death to the residents of its facilities and claims relating to employment and commercial matters. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. The Company believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

     (b)  Other Inquiries

     From time to time, fiscal intermediaries and Medicaid agencies have examined and continue to examine cost reports filed by predecessor operators of the Company's skilled nursing and hospital facilities. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, the Company, as the current operator of such facilities, may be held financially responsible for such overpayments. The Company may also be subject to recoupment, setoff or other liability in connection with overpayments alleged to have been made to divested facilities formerly operated by the Company. At this time the Company is unable to predict the outcome of any existing or future examinations.

     (c)  Legislation, Regulations and Market Conditions

     The Company is subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, and could be excluded from participation in the Medicare and Medicaid programs, any one or more of which may have a material adverse impact on the Company's financial results and operations.

     Federal and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities and include other services provided by the Company, such as pharmacy and therapy services. The Company cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The Company entered into a corporate integrity agreement (the "CIA") with the United States Department of Health and Human Services Office of Inspector General in July 2001. The agreement officially took effect on February 28, 2002. Under the terms of the agreement, the Company implemented further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as monitor and Independent Review Organization under the CIA.

(12)  Income Taxes

   The current provision for income taxes of $244,000 and $523,000 for the three months ended June 30, 2002 and 2001, respectively, were based on estimated state income tax liabilities for these periods. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall benefits were recorded for these periods since the realization of net operating loss carryforwards is uncertain.

(13)  Segment Information

     The Company operates predominantly in the long-term care segment of the healthcare industry. The Company is a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

     The following summarizes the services provided by the Company's reportable and other segments:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At June 30, 2002, the Company operated 243 long-term care facilities (consisting of 225 skilled nursing facilities, nine rehabilitation and long-term acute care hospitals and nine assisted living facilities) with 27,571 licensed beds as compared with 275 facilities with 31,015 licensed beds at June 30, 2001. At June 30, 2002, the Company had identified 12 facilities with 1,582 licensed beds for divestiture.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At June 30, 2002, this segment provided services to 540 facilities, 316 nonaffiliated and 224 affiliated, as compared to 917 facilities at June 30, 2001, of which 645 were nonaffiliated and 272 were affiliated. In March 2002, the Company sold substantially all of the assets of its respiratory therapy operations.

Pharmaceutical and Medical Supply Services: This segment provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 665 facilities at June 30, 2002 compared with 623 facilities at June 30, 2001. Of the 665 facilities as of June 30, 2002, 452 were nonaffiliated facilities and 213 were affiliated as compared to 382 nonaffiliated facilities and 241 affiliated facilities as of June 30, 2001. On the following tables, intersegment revenues exclude Medicaid and commercial insurance revenues derived from pharmaceutical services provided to affiliated facilities since these items are not eliminated and are billed to external parties. In January 2001, the Company sold its medical supplies operations.

Corporate: This segment provides a number of shared services to the other segments, including procurement, treasury, risk management, corporate compliance, legal, information technology, facility management, reimbursement, human resources and accounting. Also included in this segment are income taxes, reorganization costs and other costs related to the Company as a whole.

Other Operations: This segment includes temporary medical staffing services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Corporate	International Operations	Intersegment Eliminations	Consolidated
Reorganized Company
For the Three Months Ended June 30, 2002

Total Net Revenues	$ 365,056	$ 39,887	$ 65,941	$ 46,308	$ 79	$ -	$ (37,640)	$ 79,631
Operating expenses, corporate general and administrative expenses,and provision for losses on accounts receivable	359,598	33,416	60,179	42,077	15,536	-	(37,640)	473,166
Depreciation and amort- ization	2,880	453	880	105	2,067	-	-	6,385
Interest, net	524	(2)	(3)	193	3,038	-	-	3,750
Net segment income (losses)	$ 2,054	$ 6,020	$ 4,885	$ 3,933	$ (20,562)	$ -	$ -	(3,670)
	===========	================	===============	===========	===========	===========	============	==============
Intersegment revenues	$ (137)	`$ 22,762	$ 12,784	$ 2,231	$ -	$ -	$ (37,640)	$ -
Identifiable segment assets	$ 465,492	$ 80,184	$ 116,642	$ 52,699	$ 426,608	$ -	$ (366,502)	$ 775,123
Segment capital expenditures, net	$ 4,766	$ 41	$ 418	$ 228	$ 2,652	$ -	$ -	$ 8,105

Predecessor Company
For the Three Months Ended June 30, 2001

Total Net Revenues	$ 394,751	$ 43,895	$ 63,991	$ 44,940	$ 139	$ 2,138	$ (42,694)	$ 507,160
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	379,252	38,819	58,633	43,702	15,149	2,054	(42,694)	494,915
Depreciation and amortization	3,047	458	1,076	464	2,776	-	-	7,821
Interest, net	118	23	-	3	2,313	49	-	2,506
Income (losses) before corporate allocations	12,334	4,595	4,282	771	(20,099)	35	-	1,918
Corporate management fees	9,238	1,096	1,608	1,047	(12,989)	-	-	-
Net segment income (losses)	$ 3,096	$ 3,499	$ 2,674	$ (276)	$ (7,110)	$ 35	$ -	$ 1,918
	===========	===============	=============	==========	==========	============	============	===========
Intersegment revenues	$ (126)	$ 25,194	$ 15,358	$ 2,268	$ -	$ -	$ (42,694)	$ -
Identifiable segment assets	$ 372,114	$ 34,606	$ 80,092	$ 66,854	$ 514,170	$ 916	$ (416,149)	$ 652,603
Segment capital expenditures, net	$ 4,433	$ 94	$ 297	$ 2,378	$ 1,242	$ -	$ -	$ 8,444

The following tables reconcile net segment income (losses) to consolidate losses before income taxes (in thousands):
	Reorganized Company For the Three Months Ended June 30, 2002	| | | |	Predecessor Company For the Three Months Ended June 30, 2001
		|
		|
Net segment income (losses)	$ (3,670)	|	$ 1,918
(Gain) loss on sale of assets, net	(951)	|	94
Reorganization costs, net	-	|	23,152
		|
Losses before income taxes	$ (2,719)	|	$ (21,328)
	==============	|	==============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Corporate	International Operations	Intersegment Eliminations	Consolidated

Reorganized Company For the Four Months Ended June 30, 2002

Total Net Revenues	$ 491,010	$ 54,264	$ 86,692	$ 61,241	$ 79	$ -	$ (50,907)	$ 642,379
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	483,809	45,313	79,424	55,939	20,150	-	(50,907)	633,728
Depreciation and amortization	3,801	581	1,144	291	2,797	-	-	8,614
Interest, net	746	(1)	(14)	253	3,937	-	-	4,921
Net segment income(losses)	$ 2,654	$ 8,371	$ 6,138	$ 4,758	$ (26,805)	$ -	$ -	$ (4,884)
	=======	========	========	======	======	========	=======	========
Intersegment revenues	$ (183)	$ 30,995	$ 17,121	$ 2,974	$ -	$ -	$ (50,907)	$ -
Identifiable segment assets	$ 465,492	$ 80,184	$ 116,642	$ 52,699	$ 426,608	$ -	$ (366,502)	$ 775,123
Segment capital expenditures	$ 6,096	$ 51	$ 474	$ 314	$ 4,849	$ -	$ -	$ 11,784
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Predecessor Company For the Two Months Ended February 28, 2002

Total Net Revenues	$ 227,906	$ 28,501	$ 41,101	$ 29,815	$ -	$ -	$ (25,477)	$ 301,846
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	227,118	24,872	37,818	28,505	8,559	-	(25,477)	301,395
Depreciation and amortization	1,847	253	566	382	1,417	-	-	4,465
Interest, net	273	1	(2)	120	2,280		-	2,672
Net segment income (losses)	$ (1,332)	$ 3,375	$ 2,719	$ 808	$ (12,256)	$ -	$ -	$ (6,686)
	=======	========	========	======	======	========	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ 1,489	$ -	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ 51,733	$ 514,167	$ -	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ 124	$ 1,573	$ -	$ -	$ 3,971

Predecessor Company For the Six Months Ended June 30, 2001

Total Net Revenues	$ 791,658	$ 90,153	$ 132,145	$ 88,244	$ 316	$ 23,887	$ (89,410)	$ 1,036,993
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	768,678	80,248	120,574	88,282	27,959	22,953	(89,410)	1,019,284
Depreciation and amortization	6,497	942	2,137	980	5,787	-	-	16,343
Interest, net	1,336	52	4	26	4,626	1,183	-	7,227
Income (losses) before corporate allocations	15,147	8,911	9,430	(1,044)	(38,056)	(249)	-	(5,861)
Corporate management fees	19,083	2,253	3,243	2,095	(26,674)	-	-	-
Net segment income (losses)	$ (3,936)	$ 6,658	$ 6,187	$ (3,139)	$ (11,382)	$ (249)	$ -	$ (5,861)
	======	=======	=======	=====	=====	=======	======	======
Intersegment revenues	$ (252)	$ 51,813	$ 33,092	$ 4,757	$ -	$ -	$ (89,410)	$ -
Identifiable segment assets	$ 372,114	$ 34,606	$ 80,092	$ 66,854	$ 514,170	$ 916	$ (416,149)	$ 652,603
Segment capital expenditures	$ 8,789	$ 207	$ 574	$ 3,108	$ 4,989	$ 537	$ -	$ 18,204

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The following tables reconcile segment income (losses) to consolidated losses before income taxes, discontinued operations and extraordinary item (in thousands):

	Reorganized Company For the Four Months Ended June 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Six Months Ended June 30, 2001
	(Unaudited)	|		(Unaudited)

Net segment losses	$ (4,884)	|	$ (6,686)	$ (5,861)
(Gain) loss on sale of assets, net	(3,040)	|	-	62
Reorganization costs (gain), net	-	|	(1,483)	31,349
|
Losses before income taxes, discontinued operations and extraordinary item	$ (1,844)	| | |	$ (5,203)	$ (37,272)
	==============	|	==============	=============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(14)  Filer/Non-Filer Financial Statements

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements for the periods ended after the Filing Date but prior to the emergence date:

CONSOLIDATING STATEMENT OF OPERATIONS

For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 295,812	$ 6,884	$ (850)	$ 301,846

Costs and expenses:
Operating costs	279,869	6,097	(850)	285,116
Corporate general and administrative	15,862	-	-	15,862
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts receivable	362	55	-	417
Interest, net	2,552	120	-	2,672
Equity interest in losses of subsidiaries	(613)	-	613	-
Total costs and expenses	302,317	6,452	(237)	308,532
Management fee (income) expense	181	(181)	-	-
(Loss) income before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(6,686)	613	(613)	(6,686)
Reorganization costs (gain), net	(1,483)	-	-	(1,483)
Income taxes	147	-	-	147
Loss from discontinued operations	(1,569)	-	-	(1,569)
Loss on write-down of assets held for sale	(6,070)	-	-	(6,070)
Extraordinary gain on extinguishment of debt	1,498,360	-	-	1,498,360
Net income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
	=========	=========	=========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(14)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
Adjustments to reconcile net income to net cash used for operating activities:
Equity interest in losses of subsidiaries	(613)	-	613	-
Extraordinary gain on extinguishment of debt	(1,498,360)	-	-	(1,498,360)
Reorganization costs (gain), net	(1,483)	-	-	(1,483)
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts and other receivables	362	55	-	417
Loss on write-down of assets held for sale	6,070	-	-	6,070
Other, net	5,588	(4,872)	-	716
Changes in operating assets and liabilities:
Accounts receivable	(7,875)	507	-	(7,368)
Other current assets	(9,196)	2,721	-	(6,475)
Income taxes payable	693	-	-	693
Other current liabilities	(4,263)	(745)	-	(5,008)
Net cash used for operating activities before reorganization costs	(19,421)	(1,541)	-	(20,962)
Net cash paid for reorganization costs	(2,781)	-	-	(2,781)
Net cash used for operating activities	(22,202)	(1,541)	-	(23,743)
Cash flows from investing activities:
Capital expenditures, net	(3,971)	-	-	(3,971)
Decrease in long-term notes receivable	168	-	-	168
Other	(1,884)	2,026	-	142
Net cash (used for) provided by investing activities	(5,687)	2,026	-	(3,661)
Cash flows from financing activities:
Net payments under Revolving Credit Agreement	(55,382)	-	-	(55,382)
Long-term debt borrowings	112,988	-	-	112,988
Long-term debt repayments	-	(13)	-	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	(7,966)	-	-	(7,966)
Intercompany advances	(94)	94	-	-
Other	(3,729)	1	-	(3,728)
Net cash provided by financing activities	45,817	82	-	45,899
Net increase in cash and cash equivalents	17,928	567	-	18,495
Cash and cash equivalents at beginning of year	49,917	732	-	50,649
Cash and cash equivalents at end of period	$ 67,845	$ 1,299	$ -	$ 69,144
	========	=======	=======	=======

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

     In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of February 28, 2002. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

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

     Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. The Company provides 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing assistants. As of June 30, 2002, the Company operated 243 inpatient facilities (consisting of 225 skilled nursing facilities, nine rehabilitation and long-term acute care hospitals and nine assisted living facilities) with 27,571 licensed beds compared to 275 facilities with 31,015 licensed beds as of June 30, 2001. Included in the June 30, 2002 amounts are 12 skilled nursing facilities with 1,582 licensed beds that the Company intends to divest in 2002. See "Note 6 - Assets Held for Sale" in the accompanying consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. As of June 30, 2002, the Company's rehabilitation therapy services segment provided services to 540 facilities in 39 states, of which 316 were operated by nonaffiliated parties compared to 917 facilities in 41 states as of June 30, 2001, of which 645 were operated by nonaffiliated parties. In March 2002, the Company sold substantially all of the assets of its respiratory therapy operations.

     Pharmaceutical and Medical Supply Services: This segment provides pharmaceutical products primarily to long-term and subacute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists and assistance in preparation of billing documentation. The pharmaceutical subsidiary provided pharmaceutical products and services to 665 long-term and subacute care facilities, including 452 nonaffiliated facilities, as of June 30, 2002. As of June 30, 2001, pharmaceutical products and services were provided to approximately 623 facilities, including 382 nonaffiliated facilities. In the management's discussion and analysis, intersegment revenues exclude Medicaid and commercial insurance revenues derived from pharmaceutical services provided to affiliated facilities since these items are not eliminated and are billed to external parties. In January 2001, the Company sold its medical supplies operations.

   Corporate: This segment provides a number of shared services to the other segments, including procurement, treasury, risk management, corporate compliance, legal, information technology, facility management, reimbursement, human resources and accounting. Also included in this segment are income taxes, reorganization costs and other costs related to the Company as a whole.

     Other Operations: The Company's other operations include temporary medical staffing services, home health, software development, other ancillary services.

Regulatory Matters

     The Balanced Budget Act of 1997 (the "Budget Act") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five-year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components.

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

     Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA (a) a 6.7% upward adjustment in the payment rates for the care of intense rehabilitation patients, and implemented a 20.0% upward adjustment in the payment rates for the care of higher acuity patients, effective until the enactment of a revised Resource Utilization Grouping ("RUG") payment system and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002. On July 31, 2000, CMS issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. As such, the 20.0% upward adjustment for certain higher acuity RUG categories set forth in the BBRA was automatically extended until the RUG refinements are enacted.

     In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, all RUG categories increased 4.0%, and the nursing component for each RUG category increased by 16.7% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001. In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15.0%. Both of these provisions became effective for cost reporting periods commencing after September 1, 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In total, four add-on payments were established by the BBRA and BIPA to offset the impact of PPS. Two of the add-ons, the 4.0% increase for all patient categories in the RUG system and the 16.7% increase for nursing-related costs are scheduled to expire on September 30, 2002. The Company currently estimates that its Medicare revenues would decrease by approximately $32.4 million for the period of October 1, 2002 to September 30, 2003 if these add-ons expire on September 30, 2002, although the decrease could be greater than anticipated. The other two add-ons were a 6.7% increase for patients requiring intense rehabilitation and the 20.0% increase for patients requiring complex medical care. On July 26, 2002, CMS affirmed its decision to leave in place the current classification system that establishes daily payment rates to nursing homes based on the needs of Medicare beneficiaries, which will result in nursing homes continuing to receive the 6.7% and 20.0% add-on payments through September 30, 2003. Also, CMS announced a 2.6% market basket increase in payments to skilled nursing facilities for fiscal year 2003. The Company estimates that this increase will result in approximately $7.0 million in additional payments its inpatient facilities.

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

     The Company entered into a corporate integrity agreement (the "CIA")with the United States Department of Health and Human Services Office of Inspector General in July 2001. The agreement officially took effect on February 28, 2002. Under the terms of the agreement, the Company implemented further internal controls with respect to its quality of care standards and its Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as monitor and Independent Review Organization under the CIA.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Divestitures. During the six months ended June 30, 2002, Sun divested four skilled nursing facilities with 427 licensed beds. The Company did not receive any cash consideration from the skilled nursing facility divestitures. The aggregate net operating income of these skilled nursing facilities were approximately $2.9 million for the year ended December 31, 2001 and the net operating loss for these facilities was approximately $1.4 million for the six months ended June 30, 2002. See "Note 6 - Assets Held for Sale" in the Company's consolidated financial statements.

     The Company is actively reviewing its portfolio of facilities and intends to divest those properties that it believes do not meet acceptable financial performance standards or do not fit strategically into the Company's operations. This process is expected to be ongoing. Twelve nursing facilities have currently been identified for possible divestiture.

     Restructuring. The Company's restructuring began in 1998 and continued during its bankruptcy cases. The number of full and part-time employees of the Company has decreased from 80,700 on February 20, 1999 to approximately 35,000 on June 30, 2002. The decrease is primarily attributable to: the disposition of the Company's international operations, medical supplies operations and certain inpatient facilities; the elimination of rehabilitation therapy employees through attrition, layoffs and the disposition of a number of inpatient facilities; the restructuring of the Company's domestic operations to more closely align the inpatient, rehabilitation and pharmaceutical services divisions; and the decrease in the number of layers in the corporate management structure. The Company intends to continue its restructuring efforts in 2002 in order to reduce overhead costs.

Factors That Will Affect the Company's Future Financial Condition and Results of Operations

     The Company's future financial condition and operating results will be affected by a number of factors, including but not limited to the following:
-

The Company's borrowing capacity under its Loan Agreements and its cash flow from operations may be insufficient to fund its long-term operations. - See Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources.

-

The Company was not in compliance with certain of its financial covenants under its Loan Agreements and lease agreement at June 30, 2002. While it obtained waivers from the affected lenders and landlords for this period, and has initiated negotiations to amend these covenants, there are no assurances that such amendments will be obtained. - See Part II Item 3. Defaults Upon Senior Securities.

-

The Company's Medicare reimbursements may materially and adversely decline after September 30, 2002. - See Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - Regulatory Matters.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated financial statements.

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

     In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed of" ("SFAS 121"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations on the statement of operations. From March 1, 2002, the Reorganized Company has had a limited number of facilities disposed or transferred to assets held for sale. These facilities’ operating results are included in continuing operations and are immaterial to the consolidated financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to goodwill recognized in accordance with SOP 90-7. The Reorganized Company has approximately $237.0 million of goodwill, which was primarily recorded under fresh start accounting based on an independent valuation of the fair value of the Company’s assets and liabilities as of March 1,2002. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. With the adoption of SFAS 142 the Company did not record amortization of goodwill in 2002 compared to amortization of $2.0 million and $4.1 million for the quarter and six months ended June 30, 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for the periods presented (in thousands):

	For the Three Months Ended June 30,			|	For the Six Months Ended June 30,
	Reorganized Company 2002		Predecessor Company 2001		| | | | | |	Reorganized Company and Predecessor Company Combined 2002		Predecessor Company 2001
Inpatient Services	$ 365,056	76.1%	$ 394,751	77.8%	|	$ 718,916	76.1%	$ 791,658	76.4%
Rehabilitation and Respiratory Therapy Services	39,887	8.3%	43,895	8.7%	| | |	82,765	8.8%	90,153	8.7%
Pharmaceutical and Medical Supply Services	65,941	13.7%	63,991	12.6%	| | |	127,793	13.5%	132,145	12.7%
Other Operations	46,308	9.7%	44,940	8.9%	|	91,056	9.6%	88,244	8.5%
Corporate	79	-%	139	-%	|	79	-%	316	-%
International Operations	-	-%	2,138	0.4%	| |	-	-%	23,887	2.3%
Intersegment Eliminations	(37,640)	(7.8)%	(42,694)	(8.4)%	| |	(76,384)	(8.0)%	(89,410)	(8.6)%
					|
Total net revenues	$ 479,631	100%	$ 507,160	100%	|	$ 944,225	100%	$ 1,036,993	100%
	=======	====	=======	=====	|	========	====	=======	=====

The following table sets forth the amount of net segment income (losses) for the periods presented (in thousands):

	For the Three Months Ended June 30,		|	For the Six Months Ended June 30,
	Reorganized Company 2002	Predecessor Company 2001	| | | | | |	Reorganized Company and Predecessor Company Combined 2002	Predecessor Company 2001
Inpatient Services	$ 2,054	$ 12,334	|	$ 1,322	$ 15,147
Rehabilitation and Respiratory Therapy Services	6,020	4,595	| |	11,746	8,911
Pharmaceutical and Medical Supply Services	4,885	4,282	|	8,857	9,430
Other Operations	3,933	771	|	5,566	(1,044)
Corporate	(20,562)	(20,099)	|	(39,061)	(38,056)
International Operations	-	35	|	-	(249)
			|
Net segment (losses) income	$ (3,670)	$ 1,918	|	$ (11,570)	$ (5,861)
	=========	========	|	=========	========

     The net segment income (losses) amounts detailed above do not include the following items: allocation of corporate management fees and intersegment interest charges; (gain) loss on sale of assets, net; reorganization costs, net; income taxes; loss on discontinued operations; and extraordinary items.

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

     Corporate expenses included amounts for interest and corporate general and overhead expenses including those related to managing the Company's subsidiaries. The Company allocates these costs to its segments through corporate allocations, which are assessed based on segment net revenues.

     The following table presents the percentage of total net revenues represented by certain items for the Company for the periods presented:

	Reorganized Company For the Three Months Ended June 30, 2002	| | | | |	Predecessor Company For the Three Months Ended June 30, 2001
		|
Total net revenues	100.0%	|	100.0%
		|
Costs and expenses:		|
Operating costs	92.6%	|	90.5%
Corporate general and administrative	5.6%	|	5.5%
Depreciation and amortization	1.3%	|	1.5%
Provision for losses on accounts receivable	0.6%	|	1.6%
Interest, net	0.8%	|	0.5%
(Gain) loss on sale of assets, net	(0.2)%	|	-%
		|
Total costs and expenses before reorganization costs, net and income taxes	100.7%	| |	99.6%
		|
Income (losses) before reorganization costs, net and income taxes	(0.7)%	| |	0.4%
Reorganization costs, net	-%	|	4.6%
Income taxes	0.1%	|	0.1%
		|
Net income (losses)	(0.8)%	|	(4.3)%
	==============	|	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Reorganized Company and Predecessor Company Combined For the Six Months Ended June 30, 2002	| | | | | |	Predecessor Company For the Six Months Ended June 30, 2001
		|
Total net revenues	100.0%	|	100.0%
		|
Costs and expenses:		|
Operating costs	93.1%	|	91.1%
Corporate general and administrative	5.3%	|	5.6%
Depreciation and amortization	1.4%	|	1.6%
Provision for losses on accounts receivable	0.6%	|	1.5%
Interest, net	0.8%	|	0.7%
(Gain) loss on sale of assets, net	(0.3)%	|	-%
		|
Total costs and expenses before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	100.9%	| | |	100.5%
		|
Losses before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(0.9)%	| |	(0.5)%
Reorganization costs (gain), net	(0.2)%	|	3.0%
Income taxes	-%	|	0.1%
Loss on discontinued operations	0.8%	|	-%
Extraordinary item	(158.6)%	|	-%
		|
Net income (losses)	157.1%	|	(3.6)%
	============	|	===========

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the time periods being compared, three months ended June 30, 2002 and the three months ended June 30, 2001, a "same store" basis is also included for comparison purposes.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased $29.7 million, or 7.5%, from approximately $394.8 million for the three months ended June 30, 2001 to approximately $365.1 million for the three months ended June 30, 2002. On a same store basis, net revenues increased $3.8 million or 1.1%, from approximately $360.8 million for the three months ended June 30, 2001 to approximately $364.6 million for the three months ended June 30, 2002. The decrease in net revenues for the total Inpatient Services division was the result of divestitures of under-performing facilities during 2001. The increase in the same store revenues was primarily the result of enhanced Medicare and Medicaid rates in certain states in which the Inpatient Service facilities operate. The effect of these rate increases were mostly offset by the decreases in occupancy experienced within the business. Occupancy for the three months ended June 30, 2002 was at 87.8% compared to 88.4% for the same period a year ago.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses, which include rent expense of approximately $36.6 million and $35.1 million for the three months ended June 30, 2001 and 2002, respectively, decreased $16.6 million, or 4.5%, from approximately $366.3 million for the three months ended June 30, 2001 to approximately $349.7 million for the three months ended June 30, 2002. On a same store basis, operating expenses, which include rent expense of approximately $34.4 million and $35.0 million for the three months ended June 30, 2001 and 2002, respectively, increased $15.6 million, or 4.7%, from approximately $333.7 million for the three months ended June 30, 2001 to approximately $349.3 million for the three months ended June 30, 2002. On a same store basis, operating expenses as a percentage of net revenues increased from 92.5% for the three months ended June 30, 2001 to 95.8% for the three months ended June 30, 2002. The increase was primarily due to increases in labor rates of approximately 7.2% for employees due to the highly competitive labor market and increases in staffing ratios in California. Additionally, benefit costs without workers' compensation costs has increased by 21.5% compared to the same quarter a year ago primarily due to higher health insurance costs.

     General and administrative expenses, which in 2001 also included regional costs related to the supervision of operations, decreased 13.8% from approximately $8.7 million for the three months ended June 30, 2001 to approximately $7.5 million for the three months ended June 30, 2002. There were no changes for these expenses on a same store basis. The overall decrease was primarily due to headcount reductions following divestitures of inpatient facilities during 2001 and a change in allocation methodology of overhead expenses to operating units. For 2002, regional expenses are not allocated to operating units within the division as they were in 2001. Additionally, the segment in the first quarter of 2002 streamlined its regional structure to decrease the number of regions from six to four, which resulted in reduced overhead costs. Divestitures are not included within the same store population. General and administrative expenses at the facilities include salaries and benefits expense for administrative and office personnel, utilities and supplies.

     Depreciation and amortization expense decreased $0.1 million from approximately $3.0 million for the three months ended June 30, 2001 to approximately $2.9 million for the three months ended June 30, 2002. On a same store basis, depreciation and amortization increased 3.6% from approximately $2.8 million for the three months ended June 30, 2001 to approximately $2.9 million for the three months ended June 30, 2002. The total net decrease was primarily due to depreciation expense increasing by $1.4 million, while amortization of goodwill and intangibles decreased by $1.5 million. The decrease in amortization expense was primarily, due to the discontinuation of amortization pursuant to SFAS 142, which became effective for the Company January 1, 2002. The increase in depreciation expense was primarily due to the completion of a $15.3 million wide-area network hardware implementation within the facilities during late 2001. The depreciation of this project commenced during the first quarter of 2002.

     The provision for losses on accounts receivable decreased 42.9% from approximately $4.2 million for the three months ended June 30, 2001 to approximately $2.4 million for the three months ended June 30, 2002. On a same store basis, the provision for losses on accounts receivable decreased 31.4% from approximately $3.5 million for the three months ended June 30, 2001 to approximately $2.4 million for the three months ended June 30, 2002. The decreases were primarily due to the divestiture of inpatient facilities during 2001 and the subsequent reduction in accounts receivable for which a provision was no longer required. The provision for loss methodology uses monthly aging comparisons of outstanding receivables to calculate the required provision.

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased $4.0 million, or 9.1%, from approximately $43.9 million for the three months ended June 30, 2001 to approximately $39.9 million for the three months ended June 30, 2002. Revenues from services provided to affiliated facilities decreased $2.4 million, or 9.5%, from approximately $25.2 million for the three months ended June 30, 2001 to approximately $22.8 million for the three months ended June 30, 2002. The decrease in affiliated revenues was primarily a result of a decrease in sales to the Company's Inpatient Services segment which, as previously stated, divested facilities during this time period. In addition, affiliated revenues were impacted by the reduction for 2002 of transfer prices for rehabilitation services between the rehabilitation therapy services division and the skilled nursing facilities. Pricing was modified to reflect current fair market pricing of similar businesses within the industry. The rehabilitation therapy services pricing impact was estimated to be approximately $3.5 million during 2002.  Revenues from services provided to non-affiliated facilities decreased $1.6 million, or 8.6%, from approximately $18.7 million for the three months ended June 30, 2001 to approximately $17.1 million for the three months ended June 30, 2002.  The decrease in non-affiliated revenue was primarily due to the sale of the majority of its respiratory therapy operations in March 2002.

     Operating expenses decreased $2.4 million, or 6.7%, from approximately $35.8 million for the three months ended June 30, 2001 to approximately $33.4 million for the three months ended June 30, 2002. The decrease resulted primarily from the majority of the sale of respiratory therapy operations in March 2002. As a percent of revenue, operating expenses increased from 81.5% for the three months ended June 30, 2001 to 83.7% for the three months ended June 30, 2002 on higher salaries and benefit expenses offset, in part, by reduced overhead costs..

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for losses on accounts receivable decreased $3.0 million from approximately $1.9 million for the three months ended June 30, 2001 to approximately $(1.1) million for the three months ended June 30, 2002. The decrease was primarily due to the collection of old account balances from prior years.

Pharmaceutical and Medical Supply Operations

     Net revenues from pharmaceutical and medical supply services increased $1.9 million, or 3.0%, from approximately $64.0 million for the three months ended June 30, 2001 to approximately $65.9 million for the three months ended June 30, 2002. Pharmaceutical services' net revenues from affiliated parties decreased approximately $2.6 million, or 16.9% while net revenues from non-affiliated parties increased $4.9 million, or 10.5%. The decrease in pharmaceutical services' affiliated revenues was primarily a result of a decrease in sales to the Company's Inpatient Services segment which, as previously stated, divested facilities during this time period. In addition, affiliated revenues were impacted by the reduction for 2002 of transfer prices for prescription supplies between the Pharmaceutical Services and the Inpatient Services divisions. Pricing was modified to reflect current fair market pricing of similar businesses within the industry. The pharmaceutical services pricing impact was estimated to be approximately $7.6 million during 2002. The increase in pharmaceutical services' non-affiliated revenue was primarily due to an increase in the number of non-affiliated contracts serviced.

     Operating expenses increased $1.9 million, or 3.4%, from approximately $56.6 million for the three months ended June 30, 2001 to approximately $58.5 million for the three months ended June 30, 2002. The increase in operating expenses was primarily attributed to the increase in sales as discussed above. As a percent of net revenues, operating expenses increased from 88.4% for the three months ended June 30, 2001 to 88.8% for the three months ended June 30, 2002 primarily due to cost of goods sold as a percent of revenues within the same period offset, in part, by lower salaries and administrative expenses. For the three months ended June 30, 2002, cost of goods sold as a percent of revenues was 63.2% as compared to 61.3% for the comparable quarter during 2001. Economic inflation for prescription supplies primarily drove this 3.1% increase.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, decreased 20.0% from approximately $1.0 million for the three months ended June 30, 2001 to approximately $0.8 million for the three months ended June 30, 2002. The decrease was primarily due to infrastructure changes to streamline overhead.

     Depreciation and amortization decreased 18.2% from approximately $1.1 million for the three months ended June 30, 2001 to approximately $0.9 million for the three months ended June 30, 2002. The decrease was primarily due to the discontinuation of amortization of goodwill pursuant to SFAS 142, which became effective for the Company January 1, 2002.

Other NonReportable Segments and Corporate General and Administrative Departments

     Nonreportable segments include temporary medical staffing, home health, software development and other ancillary services. Revenues from other nonreportable segments increased 2.9% from approximately $45.1 million for the three months ended June 30, 2001 to approximately $46.4 million for the three months ended June 30, 2002. The Company's temporary medical staffing business' revenue increased $2.2 million, or 11.6%, from approximately $18.9 million for the three months ended June 30, 2001 to approximately $21.1 million for the three months ended June 30, 2002. The increase was primarily due to a favorable billing adjustment of $0.5 million related to prior years and to slightly higher billing rates. The Company's home health operations revenue increased $1.5 million, or 13.3%, from approximately $11.3 million for the three months ended June 30, 2001 to approximately $12.8 million for the three months ended June 30, 2002. The increase was primarily due to increased reimbursement rates achieved through higher patient utilization of Home Health Services. The Company's x-ray operations revenue decreased $2.1 million, or 72.4%, from approximately $2.9 million for the three months ended June 30, 2001 to approximately $0.8 million for the three months ended June 30, 2002. The decrease was a result of the Company's x-ray operations in Michigan and the South East being discontinued in February 2002. Total revenues and operating expenses for nonreportable segments represents less than 10% of the consolidated Company's results.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses from other nonreportable segments decreased 2.7%, or $1.1 million from approximately $41.2 million for the three months ended June 30, 2001 to approximately $40.1 million for the three months ended June 30, 2002. The Company's temporary medical staffing business' operating expenses increased $0.7 million, or 4.3%, from approximately $16.2 million for the three months ended June 30, 2001 to approximately $16.9 million for the year ended June 30, 2002. The increase was primarily due to the increase in wages partially offset by a reduction in actual hours worked. The Company's laboratory business' operating expenses increased $0.9 million or 12.5%, from approximately $7.2 million for the year ended June 30, 2001 to approximately $8.1 million for the year ended June 30, 2002. The increase was primarily due to an increase in labor and associated costs and a slight increase in revenue. The Company's x-ray operations operating expenses decreased $2.1 million, or 75.0%, from approximately $2.8 million for the three months ended June 30, 2001 to approximately $0.7 million for the three months ended June 30, 2002. The decrease was a result of the Company's discontinuing x-ray operations in Michigan and the South East in February 2002. The Company's software development business' operating expenses decreased $0.5 million, or 21.7%, from approximately $2.3 million for the three months ended June 30, 2001 to approximately $1.8 million for the three months ended June 30, 2002. The decrease was primarily due to infrastructure reorganization changes made within the business during late 2001 and second quarter 2002 to streamline overhead and increase operating efficiencies.

     Depreciation and amortization expense not directly attributed to segments decreased 31.3%, or $1.0 million, from approximately $3.2 million for the three months ended June 30, 2001 to approximately $2.2 million for the three months ended June 30, 2002, primarily due to the suspension of depreciation expense recorded for two corporate campus buildings.

     The provision for losses on accounts receivable decreased $0.6 million, or 60.0%, from approximately $1.0 million for the three months ended June 30, 2001 to approximately $0.4 million for the three months ended June 30, 2002. The decrease was primarily due to the Company's x-ray operations in Michigan and the South East being discontinued in February 2002. Additionally, the Company sold its orthotics manufacturing operations in August of 2001.

     Net interest expense not directly attributed to segments increased 39.1%, or $0.9 million from approximately $2.3 million for the three months ended June 30, 2001 to approximately $3.2 million for the three months ended June 30, 2002. The increase was primarily the due to emergence from bankruptcy and the recognition of interest payables for the Company's debt instruments. For essentially all of the Company's prepetition debt instruments, no interest was recorded while the Company was under bankruptcy protection.

International Operations

     Revenues and operating expenses from international operations were approximately $2.1 million and $1.8 million, respectively, for the three months ended June 30, 2001. All international operations were divested during 2001.

Other Special Charges

Other Long-Lived Assets

Gain on Sale of Assets

     During the second quarter of 2002, the Company recorded a gain of approximately $1.0 million on the sale of assets held for sale as of December 31, 2001. See "Note 6 - Assets Held for Sale" in the Company's consolidated financial statements.

Reorganization Costs, Net

     During the three months ended June 30, 2001, the Company recorded reorganization costs of $23.2 million. The charges are recorded in reorganization costs, net, in the Company's consolidated statements of income (losses). See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

     The net loss for the three months ended June 30, 2002 was $3.0 million, compared to a net loss of $21.9 million for the three months ended June 30, 2001. The net loss before considering gain or loss on sale of assets, net, reorganization costs, net, and income taxes was $3.7 million for the three months ended June 30, 2002 compared to a net income of $1.9 million for the three months ended June 30, 2001. In accordance with SOP 90-7, no interest had been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date through the emergence date. The contractual interest expense that was not paid or accrued for the two months ended February 28, 2002 was approximately $23.7 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Inpatient Services

     Due to the number of Inpatient Service facilities being divested during the six months ended June 30, 2002 and the six months ended June 30, 2001, a "same store" basis is also included for comparison purposes.

     Net revenues, which include revenues generated from therapy and pharmaceutical services provided at the Inpatient Services facilities, decreased $72.8 million, or 9.2%, from approximately $791.7 million for the six months ended June 30, 2001 to approximately $718.9 million for the six months ended June 30, 2002. On a same store basis, net revenues increased $2.8 million from approximately $712.4 million for the six months ended June 30, 2001 to approximately $715.2 million for the six months ended June 30, 2002, a 0.4% increase. The decrease in net revenues for the total Inpatient Services division was the result of divestitures of under-performing facilities during 2001. The increase in the same store revenues was primarily the result of enhanced Medicare and Medicaid rates in certain states in which the Inpatient Service facilities operate. The effect of these rate increases were partially offset by the decreases in occupancy experienced within the business.

     Operating expenses, which include rent expense of approximately $74.7 million and $70.0 million for the six months ended June 30, 2001 and 2002, respectively, decreased $52.6 million, or 7.1%, from approximately $744.0 million for the six months ended June 30, 2001 to approximately $691.4 million for the six months ended June 30, 2002. On a same store basis, operating expenses, which include rent expense of approximately $69.1 million and $69.5 million for the six months ended June 30, 2001 and 2002, respectively, increased $20.5 million, or 3.1%, from approximately $665.1 million for the six months ended June 30, 2001 to approximately $685.6 million for the six months ended June 30, 2002. On a same store basis, operating expenses as a percentage of net revenues increased from 93.4% for the six months ended June 30, 2001 to 95.9% for the six months ended June 30, 2002. The increase was primarily due to increases in labor rates for employees due to the highly competitive labor market and increases in staffing ratios in California. Additionally, the Inpatient Services division has realized an increased cost in benefits.

     General and administrative expenses, which in 2001 also included regional costs related to the supervision of operations, decreased 13.7% from approximately $17.5 million for the six months ended June 30, 2001 to approximately $15.1 million for the six months ended June 30, 2002. There were no changes for these expenses on a same store basis. The decrease was primarily the result of head count reduction following divestitures of inpatient facilities during 2001 and change in allocation methodology of overhead expenses to operating units. For 2002, regional expenses are not allocated to operating units within the division as they were in 2001. Divestitures are not included within the same store population. General and administrative expenses at the facilities include salaries and benefits expense for administrative and office personnel, utilities and supplies.

     Depreciation and amortization decreased $0.9 million, or 13.8%, from approximately $6.5 million for the six months ended June 30, 2001 to approximately $5.6 million for the six months ended June 30, 2002. On a same store basis, depreciation and amortization decreased 6.6% from approximately $6.1 million for the six months ended June 30, 2001 to approximately $5.7 million for the six months ended June 30, 2002. The total net decrease was primarily due to amortization of goodwill and of intangibles decreasing $3.6 million, while depreciation expense increased $2.7 million. The decrease in amortization expense was primarily due to the discontinuation of amortization pursuant to SFAS 142, which became effective for the Company January 1, 2002. The increase in depreciation expense was primarily due to the completion of a $15.3 million wide-area network hardware implementation within the facilities during late 2001. The depreciation of this project commenced during the first quarter of 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The provision for losses on accounts receivable decreased 38.0% from approximately $7.1 million for the six months ended June 30, 2001 to approximately $4.4 million for the six months ended June 30, 2002. On a same store basis, the provision for losses on accounts receivable decreased 26.2% from approximately $6.1 million for the six months ended June 30, 2001 to approximately $4.5 million for the six months ended June 30, 2002. The decreases were primarily due to the divestiture of inpatient facilities during 2001 and the subsequent reduction in accounts receivable for which a provision was no longer required. The provision for loss methodology uses monthly aging comparisons of outstanding receivables to calculate the required provision.

     Net interest expense decreased 23.1% from approximately $1.3 million for the six months ended June 30, 2001 to approximately $1.0 million for the six months ended June 30, 2002. The decrease was primarily a result of the determination by management to divest certain under-performing facilities and the subsequent release from debt associated with those facilities on which interest was charged.

Rehabilitation and Respiratory Therapy Services

     Net revenues from rehabilitation and respiratory therapy services decreased $7.4 million, or 8.2%, from approximately $90.2 million for the six months ended June 30, 2001 to approximately $82.8 million for the six months ended June 30, 2002. Revenues from services provided to affiliated facilities decreased $5.0 million, or 9.7%, from approximately $51.8 million for the six months ended June 30, 2001 to approximately $46.8 million for the six months ended June 30, 2002. The decrease in affiliated revenues was primarily a result of a decrease in sales to the Company's Inpatient Services segment which, as previously stated, divested facilities during this time period. In addition, affiliated revenues were impacted by the reduction for 2002 of transfer prices for rehabilitation services between the rehabilitation therapy services division and the skilled nursing facilities. Pricing was modified to reflect current fair market pricing of similar businesses within the industry. The rehabilitation therapy services pricing impact was estimated to be approximately $3.5 million during 2002. The decrease in non-affiliated revenue was primarily due to the elimination of low margin, poor paying customers, small chains taking their rehabilitation services in-house, and lower than planned marketing growth. The decrease in total revenues is also due to the six months ended June 30, 2002 having one less billing day than the six months ended June 30, 2001. In March 2002, the Company sold the majority of its respiratory therapy operations. The net revenues for these operations decreased $4.0 million from approximately $7.8 million for the six months ended June 30, 2001 to approximately $3.8 million for the six months ended June 30, 2002.

     Operating expenses decreased $5.2 million, or 7.0%, from approximately $73.9 million for the six months ended June 30, 2001 to approximately $68.7 million for the six months ended June 30, 2002. The decrease resulted primarily from the majority of the respiratory therapy operations being sold in March 2002. The operating expenses for these operations decreased $3.1 million from approximately $7.2 million for the six months ended June 30, 2001 to approximately $4.1 million for the six months ended June 30, 2002. Additionally, there was a decrease in the number of contracts serviced as discussed above for the rehabilitation therapy services revenue. There was one less billing day during the six months ended June 30, 2002 as compared to June 30, 2001, improved productivity and lower benefit cost, all of which contributed to the decrease. These decreases were partially offset by an increase in the average hourly wage of the therapist. As a percent of revenue, operating expenses increased from 81.9% for the six months ended June 30, 2001 to 83.0% for the six months ended June 30, 2002 on higher wages and salaries.

     The provision for losses on accounts receivable decreased $5.0 million from approximately $4.1 million for the six months ended June 30, 2001 to approximately $(0.9) million for the six months ended June 30, 2002. The decrease was primarily due to the collection of old account balances from prior years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pharmaceutical and Medical Supply Operations

     Net revenues from pharmaceutical and medical supply services decreased $4.3 million, or 3.3%, from approximately $132.1 million for the six months ended June 30, 2001 to approximately $127.8 million for the six months ended June 30, 2002. Pharmaceutical services' net revenues from affiliated parties decreased approximately $6.2 million, or 19.6%, while net revenues from non-affiliated parties increased $5.9 million, or 6.3%. The decrease in pharmaceutical services' affiliated revenues was primarily a result of a decrease in sales to the Company's Inpatient Services segment which, as previously stated, divested facilities during this time period. In addition, affiliated revenues were impacted by the reduction for 2002 of transfer prices for prescription supplies between the Pharmaceutical Services and the Inpatient Services divisions. Pricing was modified to reflect current fair market pricing of similar businesses within the industry. The pharmaceutical services pricing impact was estimated to be approximately $7.6 million during 2002. The increase in pharmaceutical services' non-affiliated revenues was primarily due to an increase in the number of non-affiliated contracts serviced. The affiliated and non-affiliated revenues were also impacted by one less billing day during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Medical supply services' net revenues decreased approximately $4.0 million, or 55.4%. The decrease was primarily due to the discontinuation of revenue from the Company's medical supply service business, which was sold in January 2001.

     Operating expenses decreased $2.5 million, or 2.1%, from approximately $116.6 million for the six months ended June 30, 2001 to approximately $114.1 million for the six months ended June 30, 2002. The decrease in operating expenses was primarily attributed to the decrease in sales as discussed above. As a percent of net revenues, operating expenses increased from 88.3% for the six months ended June 30, 2001 to 89.3% for the six months ended June 30, 2002 primarily due to an increase of cost of goods sold as a percent of revenues within the same period offset, in part, by lower salaries and administrative expenses. For the six months ended June 30, 2002, cost of goods sold as a percent of revenues was 63.1% as compared to 61.0% for the comparable quarter during 2001. Economic inflation for prescription supplies primarily drove this 3.4% increase.

     Corporate general and administrative expenses, which include regional costs related to the supervision of operations, decreased 23.8% from approximately $2.1 million for the six months ended June 30, 2001 to approximately $1.6 million for the six months ended June 30, 2002. The decrease was primarily the result of infrastructure changes to streamline overhead.

     Depreciation and amortization decreased 19.0% from approximately $2.1 million for the six months ended June 30, 2001 to approximately $1.7 million for the six months ended June 30, 2002. The decrease was primarily due to the discontinuation of amortization of goodwill pursuant to SFAS 142, which became effective for the Company January 1, 2002.

     Provision for losses on accounts receivable decreased 21.1% from approximately $1.9 million for the six months ended June 30, 2001 to approximately $1.5 million for the six months ended June 30, 2002. The decrease was primarily a result of the improved collection trend within the Medicare Part B billing operations, which allows for a decrease in the reserve.

Other NonReportable Segments and Corporate General and Administrative Departments

     Nonreportable segments include temporary medical staffing, home health, software development and other ancillary services. Revenues from other nonreportable segments increased 2.8% from approximately $88.6 million for the six months ended June 30, 2001 to approximately $91.1 million for the six months ended June 30, 2002. The Company's temporary medical staffing business' revenue increased $3.7 million, or 10.2%, from approximately $36.1 million for the six months ended June 30, 2001 to approximately $39.8 million for the six months ended June 30, 2002. The increase was primarily due to a favorable billing adjustment of $0.5 million related to prior years and to slightly higher billing rates. The Company's home health operations revenue increased $1.8 million, or 7.7%, from approximately $23.3 million for the six months ended June 30, 2001 to approximately $25.1 million for the six months ended June 30, 2002. The increase was primarily attributed to increased reimbursement rates achieved through higher patient utilization of Home Health services. The Company's laboratory business' revenue increased $1.2 million, or 7.2%, from approximately $16.7 million for the six months ended June 30, 2001 to approximately $17.9 million for the six months ended June 30, 2002. The increase was primarily due to an additional revenue stream for mobile radiology. The Company's x-ray operations revenue decreased $3.1 million, or 52.5%, from approximately $5.9 million for the six months ended June 30, 2001 to approximately $2.8 million for the six months ended June 30, 2002. The decrease was a result of the discontinuation of the Company's x-ray operations in Michigan and the South East in February 2002. Total revenues and operating expenses for nonreportable segments represents less than 10% of the consolidated Company's results.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses from other nonreportable segments increased 2.4%, or $1.9 million from approximately $78.8 million for the six months ended June 30, 2001 to approximately $80.7 million for the six months ended June 30, 2002. The Company's temporary medical staffing business' operating expenses increased $2.2 million, or 7.1%, from approximately $31.1 million for the six months ended June 30, 2001 to approximately $33.3 million for the year ended June 30, 2002. The increase was primarily due to the increase in wages partially offset by a reduction in actual hours worked. The Company's laboratory business' operating expenses increased $2.1 million or 15.0%, from approximately $14.0 million for the year ended June 30, 2001 to approximately $16.1 million for the year ended June 30, 2002. The increase was primarily attributed to the increase in revenue, which caused an increase in labor and associated costs. The Company's x-ray operations operating expenses decreased $3.0 million, or 54.5%, from approximately $5.5 million for the six months ended June 30, 2001 to approximately $2.5 million for the six months ended June 30, 2002 as a result of the discontinuation of the Company's x-ray operations in Michigan and the South East in February 2002. The Company's software development business' operating expenses decreased $2.1 million, or 35.6%, from approximately $5.9 million for the six months ended June 30, 2001 to approximately $3.8 million for the six months ended June 30, 2002. The decrease was primarily due to reductions in the number of employees to reduce overhead and increase operating efficiencies. Operating expenses for the Company's corporate operations attributable to specific segments was approximately $(3.9) million for the six months ended June 30, 2001. There were no operating expenses for the six months ended June 30, 2002. The increase was primarily the result of recognition during the first quarter of 2001 of prior year adjustments of reversals of general reserves not specifically identified with operating segments. Typically, the Company's corporate segment does not record operating costs, however, in 2001 an adjustment was recognized to operating costs. This adjustment caused a change in the quarterly comparison in operating expenses.

     Corporate general and administrative costs not directly attributed to segments decreased 8.1% from approximately $34.6 million for the six months ended June 30, 2001 to approximately $31.8 million for the six months ended June 30, 2002. The decrease was primarily the result of reductions in headcount made as part of the company’s efforts to reduce overhead expenses.  As a percentage of consolidated net revenues of approximately $1,037.0 million and $944.2 million for the six months ended June 30, 2001 and 2002, respectively, corporate general and administrative expenses not directly attributed to segments increased slightly from 3.3% to 3.4%, respectively.

     Depreciation and amortization expense not directly attributed to segments decreased $1.9 million, or 27.9%, from approximately $6.8 million for the six months ended June 30, 2001 to approximately $4.9 million for the six months ended June 30, 2002. The decrease was primarily due to the sale of two buildings on the corporate campus.

     The provision for losses on accounts receivable decreased $2.1 million, or 75.0%, from approximately $2.8 million for the six months ended June 30, 2001 to approximately $0.7 million for the six months ended June 30, 2002. The decrease was primarily a result of part of the Company's x-ray operations being discontinued in February 2002 and the orthotics manufacturing operations being sold in August of 2001. In addition, a general reserve within the overhead departments was not required during the first quarter of 2002.

     Net interest expense not directly attributed to segments increased 40.4% or $1.9 million from approximately $4.7 million for the six months ended June 30, 2001 to approximately $6.6 million for the six months ended June 30, 2002. The increase was primarily attributed to the emergence from bankruptcy and the recognition of interest payables for the Company's debt instruments. For essentially all of the Company's prepetition debt instruments, no interest was recorded while the Company was under bankruptcy protection.

International Operations

     Revenues and operating expenses from international operations were approximately $23.9 million and $21.2 million, respectively, for the six months ended June 30, 2001. International operations were divested during 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Special Charges

Other Long-Lived Assets

Gain on Sale of Assets

     During the six months ended June 30, 2002, the Company recorded a gain of approximately $1.7 million on the sale of assets held for sale as of December 31, 2001. See "Note 6 - Assets Held for Sale" in the Company's consolidated financial statements.

Reorganization Costs (Gain), Net

     During the six months ended June 30, 2001, the Company recorded reorganization costs of $31.3 million. The charges are recorded in reorganization costs (gain), net, in the Company's consolidated statements of income (losses). See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

Extraordinary Gain on Extinguishment of Debt

     In connection with the restructuring of the Company's debt, the Company realized an extraordinary gain of $1,498.4 million. See "Note 10 - Gain on Extinguishment of Debt" in the Company's consolidated financial statements.

Consolidated Results of Operations

     The net income for the six months ended June 30, 2002 was $1,483.2 million, compared to a net loss of $37.8 million for the six months ended June 30, 2001. The net loss before considering gain or loss on sale of assets, reorganization costs (gain), net, income taxes, loss on discontinued operations and extraordinary item was $11.6 million for the six months ended June 30, 2002 compared to a net loss of $5.9 million for the six months ended June 30, 2001. In accordance with SOP 90-7, no interest had been paid or accrued on prepetition debt, classified as liabilities subject to compromise in the Company's consolidated balance sheets, since the Filing Date through the emergence date. The contractual interest expense that was not paid or accrued for the two months ended February 28, 2002 was approximately $23.7 million.

Liquidity and Capital Resources

     On February 28, 2002, the Company entered into (i) a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement") and (ii) a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement"), and together with the Revolving Loan Agreement, (the "Loan Agreements"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. The Company's borrowing availability under the Revolving Loan Agreement is limited to up to 85% of the Company's net eligible accounts receivable and up to 50% of the Company's net eligible inventory, but not to exceed $150.0 million. The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note"). Under the Discount Note, the Company's borrowing availability is approximately $20.0 million. See "Note 4 - Loan Agreements" in the Company's consolidated financial statements. As of June 30, 2002, the Company's gross borrowing availability under the Revolving Loan Agreement was approximately $118.0 million. As of June 30, 2002, the Company had borrowed approximately $28.2 million and had issued approximately $42.9 million in letters of credit under the Revolving Loan Agreement, leaving a net amount of approximately $46.9 million for additional borrowing. As of June 30, 2002 the Company has borrowed the maximum amount available under the Term Loan Agreement of $40.0 million. In addition to the total funds available to borrow under the Revolving Loan Agreement, the Company had cash and cash equivalents book balances at June 30, 2002 of approximately $0.8 million. The combination of the Company's cash balances and available borrowing capacity was $47.7 million and $54.6 million as of June 30, 2002 and December 31, 2001, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Loan Agreements require the Company to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits. The Company did not comply with certain financial covenants as of June 30, 2002, but the lenders have waived the non-compliance. However, the Company anticipates that it will be unable to comply with certain financial covenants as to future periods and the Company is negotiating with its lenders to modify them. Failure to meet or amend the Loan Agreements could adversely affect the Company's liquidity by precluding further borrowings under the Loan Agreements. See Part II, Item 3 - "Defaults Upon Senior Securities".

     At June 30, 2002, the Company had working capital of $8.7 million and cash and cash equivalents of $0.8 million as compared to working capital deficit of $13.3 million and cash and cash equivalents of $50.6 million at December 31, 2001. The decrease in working capital is in large part, the result of reclassifying all amounts due under the Revolving Loan Agreement as current. The Company, upon emergence from bankruptcy, has a new cash management process in place, and is aggressively managing the revolving loan balance to apply available funds on a daily basis. Had the same cash management process been in place in 2002 as in 2001, working capital would have been $47.0 million higher.

     For the four months ended June 30, 2002, net cash used for operating activities was approximately $24.2 million. The net cash used for operating activities for the four months ended June 30, 2002 is primarily from the paydown of accounts payable, self insurance obligations, liabilities related to discontinued operations and other accrued expenses. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million. Net cash provided for operating activities for the six months ended June 30, 2001 was approximately $11.0 million.

     The Company incurred capital expenditures of $18.2 million, $4.0 million and $11.8 million for the six months ended June 30, 2001, for the two months ended February 28, 2002 and for the four months ended June 30, 2002, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures. Included in the March 2002 expenditures is the purchase of computer hardware that was previously leased by the Company.  The Company had construction commitments as of June 30, 2002, under various contracts of approximately $2.0 million.

     During the three month period ended March 31, 2002, the Company recorded net reorganization costs of $(1.5) million. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in the Company's consolidated financial statements.

   It is the Company's policy to self-insure for certain insurable risks, including primary coverage of general and professional liability and workers' compensation liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which the Company operates. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves estimated by the Company's independent insurance carriers and external insurance consultants. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed periodically, and any adjustments resulting therefrom are reflected in current earnings.

     In January 2000, the Company established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. This program expires at the end of 2002. Due to the tightening of the general underwriting issues within the long-term care industry, there can be no assurance that the 2003 program will not have a material adverse impact on the Company's financial condition and results of operations. The provision for such risks for the three and six month periods ended June 30, 2002 was approximately $5.8 million and $17.6 million, respectively. The fluctuation in the quarterly provision during 2002 resulted from an increase in the provision in the first three months of the year, due to an  adjustment that reflected an increase in the reserve related to prior years.

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

     The Company is negotiating settlements of bankruptcy claims filed by various State Medicaid agencies. The Company expects to pay an aggregate of approximately $11.2 million to the State Medicaid agencies to resolve these claims, of which the Company has paid approximately $3.8 million as of August 6, 2002. The payments are expected to be made partly in cash and partly with promissory notes.

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

     In March and April 1999, class action lawsuits were filed against the Company and three individuals who were at that time officers of the Company in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that the Company did not disclose material facts concerning the impact that PPS would have on the Company's results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased the Company's common stock during the class-action period. Pursuant to an agreement among the parties, the Company was dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint and the Motion is pending. The Company has responded in opposition to the Motion and the Company intends to vigorously defend the individual defendants in this matter, who are indemnified by the Company and covered by the Company's insurance.

     The Company is a party to various other legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of its business, including claims that its services have resulted in injury or death to the residents of its facilities, claims relating to employment and commercial matters. The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. The Company believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which the Company has significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that the Company will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

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

     The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note" and together with the Term Loan, the "Term Debt"). Provided that an event of default has not occurred, interest accrues (A) for Base Rate Borrowings (i) under the Term Loan, at the greater of (x) prime (or, if higher, the federal funds rate plus 0.50%) plus 4% or (y) 9% and (ii) under the Discount Note, at the greater of (x) prime (or if higher, the federal funds rate plus 0.50%) plus 4% or (y) 2.65% and (B) for Eurodollar Rate Borrowings, (i) under the Term Loan, at the London Interbank Offered Rate plus 6.85% and (ii) under the Discount Note, at the London Interbank Offered Rate plus 6.85%. For each additional percentage point increase in the prime rate, assuming an outstanding balance of $40.0 million, the Company will incur additional interest expense of approximately $400,000 annually. See Part I, Item 1 - "Note 4 - Loan Agreements".  The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement was 9.5% and 11.0%, respectively, as of June 30, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" and is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     For the quarter ended June 30, 2002, the Company was not in compliance with its Indebtedness to EBITDA Ratio and Tangible Net Worth financial covenants contained in its Loan Agreements.  In August 2002, the lenders under the Loan Agreements entered into waivers that waived the requirement for Company compliance with those financial covenants until September 30, 2002 for the Revolving Loan Agreement and June 29, 2003 for the Term Loan Agreement. Further, under the waiver for the Term Loan Agreement, the lender has agreed not to exercise any of its rights with respect to a default until July 1, 2003.  As a result, the Term Loan balance has been classified on the balance sheet in accordance with its repayment terms.  The Company has classified the Revolving Loan Agreement as a current obligation.  If the Company is unable either to enter into an amendment of the financial covenants or to fulfill the existing covenants and obtain a permanent waiver of the default with respect to the Revolving Loan Agreement for the period ending June 30, 2002 prior to September 30, 2002 and June 29, 2003 with respect to the Term Loan Agreement, then the Company will be in default under the Loan Agreements.

     Certain of the financial covenants in the Loan Agreements, including the Indebtedness to EBITDA Ratio, are based upon the Company's EBITDA as defined in the Loan Agreements.  The financial covenants relating to EBITDA were negotiated by members of the Company’s prior management team based on projected increases from the Predecessor Company's 2001 calendar year total EBITDA.  Current management believes that those financial covenants did not reflect the characterization of certain items that impacted total EBITDA for 2001.  Those one-time events and prior year adjustments were not excluded in calculating stabilized EBITDA and, since the total EBITDA rather than stabilized EBITDA forms the basis for certain of the financial covenants, the Company was unable to fulfill those financial covenants even though EBITDA has increased quarter to quarter since the quarter ended December 31, 2001.  The Company expects that the Indebtedness to EBITDA Ratio covenant, and potentially other covenants relating to EBITDA, must be revised with respect to the quarter ending September 30, 2002 and future periods for the Company to avoid future covenant defaults under the Loan Agreements. The Company has initiated negotiations with the lenders to revise the covenants to reflect more accurately the current operating position of the Company and avoid the expected covenant defaults that would otherwise be anticipated.

     The non-compliance of the financial covenants did not affect the Company's liquidity or its ability to borrow under the Loan Agreements during the quarter ended June 30, 2002.  The Company's cash balances and available borrowing capacity totaled $47.7 million as of June 30, 2002.

     The Company can give no assurance that it will be able to amend the financial covenants.  If the Company is unable to amend the financial covenants by the dates stated above, the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable and denying the Company the right to further borrowings under the Revolving Loan Agreement.

     In addition, the Company is currently in default of two financial covenants contained in leases of 38 skilled nursing facilities. Those covenants were negotiated by the prior lessee in 1994, prior to the Company’s acquisition of the leasehold interests in the 38 facilities. The landlord has agreed to waive those defaults through all periods ending on or prior to June 30, 2002; however, the Company anticipates that, absent a modification, the financial covenants in the leases will not be fulfilled for the quarter ending September 30, 2002. The Company has instituted negotiations with the landlord to modify the lease financial covenants; however, the Company can give no assurance that it will be able to amend the lease financial covenants.  If the Company is unable to amend the financial covenants it is likely that the Company will be in default of the leases and the landlord may exercise its remedies thereunder, including the potential termination of the leases (resulting in the loss to the Company of the ability to operate the facilities) and assertion of leasehold damanges against the Company.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1	Sun Healthcare Group, Inc. Amended and Restated 2002 Non-Employee Director Equity Incentive Plan
10.2	Employment Agreement dated as of February 28, 2002 between Sun Health Specialty Services, Inc. and Kevin Pendergest
10.3	Employment Agreement dated as of February 28, 2002 between Sun Health Specialty Services, Inc. and William A. Mathies
10.4	Employment Agreement dated as of February 28, 2002 between Sun Healthcare Group, Inc. and Steven A. Roseman

(b)  Reports on Form 8-K

1.   Report dated February 28,2002, and filed on May 31, 2002 to include the following financial statements:

Report of Independent Public Accountants dated April 29, 2002
Consolidated Balance Sheets as of March 1, 2002
Consolidated Statement of Income (Loss) for the two months ended February 28, 2002
Consolidated Statement of Stockholders' Equity as of March 1, 2002
Consolidated Statement of Cash Flows for the two months ended February 28, 2002
Notes to the Consolidated Financial Statements
  Report dated June 8, 2002 and filed on June 14, 2002, to report the Company's dismissal of Arthur Andersen LLP as the Company's principal independent accountants.

  Report dated June 27, 2002 and filed on June 28, 2002 to report the Company's engagement of Ernst & Young LLP as the Company's principal independent accountants.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: August 16, 2002

By: /s/ Kevin W. Pendergest	Chief Financial Officer
Kevin W. Pendergest