Form 10-Q
period 2002-09-30
SUN HEALTHCARE GROUP INC
filed 2002-11-14
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Yes  X                              No  __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of October 31, 2002, there were 9,301,866 shares of the Registrant's $.01 par value
Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended September 30, 2002

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets
	Reorganized Company - as of September 30, 2002 (unaudited)	3-4
	Predecessor Company - as of December 31, 2001	3-4

	Consolidated Statements of Operations
	Reorganized Company - for the three months ended September 30, 2002 (unaudited)	5
	Predecessor Company - for the three months ended September 30, 2001 (unaudited)	5
	Reorganized Company - for the seven months ended September 30, 2002 (unaudited)	6
	Predecessor Company - for the two months ended February 28, 2002	6
	Predecessor Company - for the nine months ended September 30, 2001 (unaudited)	6

	Consolidated Statements of Cash Flows
	Reorganized Company - for the seven months ended September 30, 2002 (unaudited)	7
	Predecessor Company - for the two months ended February 28, 2002	7
	Predecessor Company - for the nine months ended September 30, 2001 (unaudited)	7

	Notes to the Consolidated Financial Statements	8-28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-42

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	43

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 3.	Defaults Upon Senior Securities	45-46

Item 6.	Exhibits and Reports on Form 8-K	46

Signatures		47

Certifications		48-49

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	Reorganized Company September 30, 2002	| | |	Predecessor Company December 31, 2001
	(Unaudited)	|	(Note 1)
Current assets:		|
		|
Cash and cash equivalents	$ 6,827	|	$ 50,649
Accounts receivable, net of allowance for doubtful accounts of $61,377 at September 30, 2002 and $73,819 at December 31, 2001	212,141	| |	204,733
Inventory, net	21,230	|	20,415
Other receivables, net of allowance of $2,219 at September 30, 2002 and $2,566 at December 31, 2001	5,370	| |	9,556
Assets held for sale	8,058	|	-
Prepaids and other assets	10,993	|	5,653
		|
Total current assets	264,619	|	291,006
		|
Property and equipment, net	201,675	|	133,216
Assets held for sale	-	|	18,158
Notes receivable, net of allowance of $3,866 at September 30, 2002 and $3,650 at December 31, 2001	1,938	| |	4,895
Goodwill, net	226,471	|	177,202
Other assets, net	82,126	|	25,327
		|
Total assets	$ 776,829	|	$ 649,804
	=============	|	============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
(Continued on next page.)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands except per share data)
	Reorganized Company September 30, 2002	| | |	Predecessor Company December 31, 2001
Current liabilities:	(Unaudited)	|	(Note 1)
Current portion of long-term debt	$ 131,031	|	$ 54,975
Accounts payable	14,902	|	30,335
Accrued compensation and benefits	67,774	|	79,328
Accrued self-insurance obligations	41,523	|	47,097
Income taxes payable	12,077	|	12,430
Other accrued liabilities	60,389	|	80,100
		|
Total current liabilities	327,696	|	304,265
		|
Liabilities subject to compromise	-	|	1,549,139
Accrued self-insurance obligations, net of current portion	65,876	|	51,380
Long-term debt, net of current portion	72,177	|	23,260
Other long-term liabilities	83,571	|	22,544
		|
Total liabilities	549,320	|	1,950,588
		|
Commitments and contingencies		|
		|
Minority interest	1,073	|	5,405
		|
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Predecessor Company	-	| | |	296,101
		|
Stockholders' equity (deficit):		|
Reorganized Company preferred stock of $.01 par value, authorized 10,000,000 shares, zero shares were issued and outstanding as of September, 30, 2002	-	| | |	-
Reorganized Company common stock of $.01 par value, authorized 50,000,000 shares, 9,273,002 shares issued and outstanding as of September 30, 2002	93	| | |	-
Predecessor Company common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 shares issued and outstanding as of December 31, 2001	-	| | |	652
Additional paid-in capital	252,078	|	825,099
Accumulated deficit	(22,630)	|	(2,400,655)
	229,541	|	(1,574,904)
Less:		|
Unearned compensation	(3,105)	|	-
Predecessor Company common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001	-	| |	(27,376)
Predecessor Company grantor stock trust, at market, 1,915,935 shares as of December 31, 2001	-	| |	(10)
Total stockholders' equity (deficit)	226,436	|	(1,602,290)
Total liabilities and stockholders' equity	$ 776,829	|	$ 649,804
	============	|	============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
	Reorganized Company For the Three Months Ended September 30, 2002	| | | |	Predecessor Company For the Three Months Ended September 30, 2001
	(Unaudited)	|	(Unaudited)
		|
Total net revenues	$ 479,358	|	$ 494,939
		|
Costs and expenses:		|
		|
Operating costs	461,408	|	454,713
Corporate general and administrative	22,777	|	22,233
Depreciation and amortization	8,641	|	7,532
Provision for losses on accounts receivable	3,044	|	394
Interest, net (contractual interest expense of $35,785 for the three months ended September 30, 2001)	3,977	| |	1,902
(Gain) loss on sale of assets, net	(245)	|	181
		|
Total costs and expenses	499,602	|	486,955
		|
(Loss) income before reorganization costs, net, and income taxes	(20,244)	| |	7,984
Reorganization costs, net	-	|	18,422
		|
Loss before income taxes	(20,244)	|	(10,438)
Income taxes	225	|	114
		|
Net loss	$ (20,469)	|	$ (10,552)
	===============	|	==============
		|
Net loss per common and common equivalent share:		|
		|
Basic and Diluted	$ (2.05)	|	$ (0.17)
	===============	|	==============
Weighted average number of common and common equivalent shares outstanding:		| |
		|
Basic and Diluted	10,000	|	61,096
	===============	|	===============

The accompanying notes to consolidated financial statement are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
	Reorganized Company For the Seven Months Ended September 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Nine Months Ended September 30, 2001
	(Unaudited)	|	(Note 1)	(Unaudited)
		|
Total net revenues	$ 1,121,737	|	$ 301,846	$ 1,531,933
		|
Costs and expenses:		|
		|
Operating costs	1,054,892	|	285,116	1,399,881
Corporate general and administrative	57,734	|	15,862	80,354
Depreciation and amortization	17,255	|	4,465	23,875
Provision for losses on accounts receivable	8,331	|	417	16,390
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002 and $107,191 for the nine months ended September 30, 2001)	8,898	| | |	2,672	9,129
(Gain) loss on sale of assets, net	(3,285)	|	-	242
		|
Total costs and expenses	1,143,825	|	308,532	1,529,871
		|
(Loss) income before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(22,088)	| |	(6,686)	2,062
Reorganization costs (gain), net	-	|	(1,483)	49,772
		|
Loss before income taxes, discontinued operations and extraordinary item	(22,088)	| |	(5,203)	(47,710)
Income taxes	542	|	147	660
		|
Loss before discontinued operations and extraordinary item	(22,630)	|	(5,350)	(48,370)
		|
Discontinued operations:		|
		|
Loss from discontinued operations	-	|	(1,569)	-
Loss on write-down of assets held for sale	-	|	(6,070)	-
		|
Loss on discontinued operations	-	|	(7,639)	-
Loss before extraordinary item	(22,630)	|	(12,989)	-
		|
Extraordinary gain on extinguishment of debt, net	-	|	1,498,360	-
		|
Net (loss) income	$ (22,630)	|	$ 1,485,371	$ (48,370)
	===============	|	===============	==============
Net income (loss) per common and common equivalent share:		|
		|
Losses before discontinued operations and extraordinary item		|
		|
Basic and Diluted	$ (2.26)	|	$ (.09)	$ (.79)
	===============	|	===============	==============
Net (loss) income:		|
		|
Basic and Diluted	$ (2.26)	|	$ 24.32	$ (.79)
	===============	|	===============	==============
Weighted average number of common and common equivalent shares outstanding:		| |
		|
Basic and Diluted	10,000	|	61,080	61,098
	===============	|	==============	==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized Company For the Seven Months Ended September 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Nine Months Ended September 30, 2001
	(Unaudited)	|	(Note 1)	(Unaudited)
		|
Cash flows from operating activities:		|
Net (loss) income	$ (22,630)	|	$ 1,485,371	$ (48,370)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:		| |
Extraordinary gain on extinguishment of debt	-	|	(1,498,360)	-
Reorganization costs (gain), net	-	|	(1,483)	49,772
Depreciation and amortization	17,255	|	4,465	23,875
Provision for losses on accounts and other receivables	8,331	|	417	16,390
(Gain) loss on sale of assets, net	(3,285)	|	6,070	242
Other, net	889	|	716	(875)
Changes in operating assets and liabilities:		|
Accounts receivable	(9,221)	|	(7,368)	32,095
Other receivables	-	|	819	(1,198)
Inventory	(1,018)	|	(473)	1,064
Prepaids and other assets	4,942	|	(6,821)	(5,161)
Accounts payable	(7,539)	|	(8,601)	(11,283)
Accrued compensation and benefits	(7,417)	|	(1,792)	(20,619)
Accrued self-insurance obligations	(3,250)	|	(4,094)	19,902
Other accrued liabilities	(12,323)	|	(2,793)	(20,921)
Other long-term liabilities	(6,721)	|	(2,105)	(1,885)
Accrued self-insurance obligations, net of current portion	11,346	|	3,150	-
Liabilities subject to compromise	-	|	10,865	1,337
Minority interest	230	|	362	(185)
Income taxes payable	(1,121)	|	693	535
Net cash (used for) provided by operating activities before reorganization costs	(31,532)	| |	(20,962)	34,715
Net cash paid for reorganization costs	(9,447)	|	(2,781)	(14,577)
Net cash (used for) provided by operating activities	(40,979)	|	(23,743)	20,138
		|
Cash flows from investing activities:		|
Capital expenditures, net	(22,935)	|	(3,971)	(26,456)
Acquisitions, net of cash acquired	(90)	|	-	-
Proceeds from sale of assets held for sale	16,321	|	-	18,164
Decrease in long-term notes receivable	775	|	168	673
Other	888	|	142	12,223
Net cash (used for) provided by investing activities	(5,041)	|	(3,661)	4,604
		|
Cash flows from financing activities:		|
Net payments under Revolving Credit Agreement	(12,840)	|	-	(11,071)
Net payments under DIP Financing	-	|	(55,382)	-
Long-term debt borrowings	-	|	112,988	3,213
Long-term debt repayments	(3,457)	|	(13)	(278)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	|	(7,966)	(2,033)
Other	-	|	(3,728)	14
Net cash (used for) provided by financing activities	(16,297)	|	45,899	(10,155)
Effect of exchange rate on cash and cash equivalents	-	|	-	(1,070)
Net (decrease) increase in cash and cash equivalents	(62,317)	|	18,495	13,517
Cash and cash equivalents at beginning of period	69,144	|	50,649	37,589
Cash and cash equivalents at end of period	$ 6,827	|	$ 69,144	$ 51,106
	===============	|	=============	=============

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business and Basis of Presentation

   References throughout this document to the Company include Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer only to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not to any other person.

Business

   We operate long-term, subacute and assisted living facilities and provide related specialty healthcare services, including rehabilitation therapy services and pharmaceutical services. See "Note 6 - Assets Held for Sale," which describes certain operations that we have sold or intend to sell.

Reorganization

   On February 28, 2002, we emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of our Plan of Reorganization. On February 6, 2002, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved our Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001.

   We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 until February 28, 2002. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Statement Preparation and Presentation

   The accompanying unaudited consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally required in annual reports on Form 10-K. Except as noted above, and in "Notes 3 - Fresh Start Accounting" and "Note 11 - Early Extinguishment of Debt," the Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (the "SEC") on Form 10-K.

   We have prepared the accompanying unaudited consolidated financial statements in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In the opinion of the Company's management, the accompanying interim consolidated financial statements present fairly our financial position at September 30, 2002 and December 31, 2001, the consolidated results of our operations and the consolidated cash flows for the seven, two and nine month periods ended September 30, 2002, February 28, 2002 and September 30, 2001, respectively. Management believes that except for the items described in "Note 3 - Fresh Start Accounting" and "Note 11 - Early Extinguishment of Debt," all adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the SEC. Accordingly, they are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2001 and the two months ended February 28, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Form 8-K filed on May 31, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

   The consolidated balance sheet at December 31, 2001, the consolidated statement of operations and the consolidated statement of cash flows for the two months ended February 28, 2002 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Recent Accounting Pronouncements

 In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not determined the impact that the adoption of this accounting standard will have on our consolidated financial statements.

   In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provision of this Statement will be effective for the Company beginning with the first quarter of fiscal year 2003. Debt extinguishment reported as extraordinary items prior to adoption of this Statement will be reclassified to the appropriate line item on the statement of operations. We do not expect there to be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS 145.

   In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations on the statement of operations. From March 1, 2002, the Reorganized Company has had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results are included in continuing operations and are immaterial to our consolidated financial position and results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to goodwill recognized in accordance with SOP 90-7. The Reorganized Company has approximately $226.5 million of goodwill, which was primarily recorded under fresh start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. We will perform an annual test for impairment during the fourth quarter. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. With the adoption of SFAS 142 we did not record amortization of goodwill in 2002 compared to amortization of $1.9 million and $6.0 million for the quarter and nine months ended September 30, 2001, respectively. Additionally, net losses would have been $8.7 million and $42.4 million, and net losses per share would have been $(0.14) and $(0.69) for the basic and diluted presentations in the three month and nine month periods ended September 30, 2001, respectively, if the provisions in SFAS 142 to not record amortization of goodwill had been implemented in 2001.

(2)  Emergence from Chapter 11 Bankruptcy Proceedings

  (a)  Confirmation of Joint Plan of Reorganization

   On October 14, 1999, Sun and substantially all of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. On February 6, 2002, the Bankruptcy Court approved our Plan of Reorganization and on February 28, 2002 we consummated the Plan of Reorganization. The principal provisions of the Plan of Reorganization are set forth below:

Type of Claim/Security		Treatment under Plan of Reorganization
1.	General unsecured creditors with claims of $50,000 or less	Issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of more than $50,000	To be issued an aggregate of approximately 800,000 shares (8%) of new common stock, of which approximately 154,000 shares have been issued
3.	Senior bank lenders	Issued approximately 8.8 million shares of new common stock and to be issued approximately 200,000 shares of new common stock (total of 90%) and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	Issued approximately 200,000 shares (2%) of new common stock and warrants to purchase an additional 500,000 shares (5%)
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders
6.	United States Health Care Program Claims	Received a cash payment of $1.0 million and a promissory note for $10.0 million
7.	State Medicaid Program Claims	Estimated to receive an aggregate of approximately $12.8 million in cash and promissory notes, of which $5.8 million has been paid

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   (b)  Financial Reporting Matters

   Under Chapter 11, certain claims against us in existence prior to the Filing Date were stayed while we continued operations as a debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheets as "liabilities subject to compromise." Additional Chapter 11 claims have arisen and may continue to arise resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by our assets ("secured claims") also were stayed although the holders of such claims had the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

   We determined that, generally, the fair market value of the collateral was less than the principal amount of our secured prepetition debt obligations; accordingly, we discontinued accruing interest on substantially all of these obligations as of the Filing Date. We received approval from the Bankruptcy Court to pay or otherwise honor certain of our prepetition obligations, including employee wages and benefits.

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
===========

   (c)  Debtor-in-Possession Financing

   On October 14, 1999, we entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (the "DIP Financing Agreement"). The DIP Financing Agreement provided for maximum borrowings by us of $200 million, subject to certain limitations. We used borrowings from new loan agreements to pay off our borrowings outstanding under the DIP Financing Agreement on February 28, 2002. See "Note 4 - Loan Agreements."

  (d)  Reorganization Costs

   Reorganization costs under Chapter 11 are items of expense or income that were incurred or realized by us because we were in reorganization. These included, but were not limited to, professional fees and similar types of expenditures incurred directly relating to the Chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by us because we were not paying prepetition liabilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of reorganization costs, net, were as follows for the periods indicated (in thousands):
	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Three Months Ended September 30, 2001	Predecessor Company For the Nine Months Ended September 30, 2001

Professional fees	$ 8,171	$ 7,261	$ 18,662
Restructuring	3,843	1,505	2,828
Adjust carrying value of assets no longer held for sale	(12,811)	-	-
Adjust carrying value of assets held for sale	(598)	-	-
Loss on sale of assets	-	10,076	29,801
Miscellaneous	-	-	147
Less:
Interest earned on accumulated cash	(88)	(420)	(1,666)

Total reorganization costs (gain), net	$ (1,483)	$ 18,422	$ 49,772
	===========	===========	===========

(3)  Fresh Start Accounting

   We adopted the provisions of fresh-start accounting as of March 1, 2002. In connection with the preparation of the Predecessor Company's Disclosure Statement, an independent financial advisor determined our reorganization value, or fair value, to be $360 million to $460 million, with a point estimate value of $410 million, before considering certain long-term debt or other obligations assumed in the Plan of Reorganization. Our Disclosure Statement was confirmed by the Bankruptcy Court. This reorganization value was based upon our projected cash flows, selected comparable market multiples of publicly traded companies and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $271.8 million was determined after taking into account the values of the obligations assumed in connection with the Plan of Reorganization.

   A reconciliation of fresh-start accounting recorded as of February 28, 2002 follows (in thousands):
	Predecessor Company	| |	Fresh-start				Reorganized Company
	February 28, 2002	| |	Debt Re- structuring	Adjustments		Reclassi- fications	March 1, 2002
Current assets:		|
Cash and cash equivalents	$ 69,162	|	$ -	$ (18	) (i)	$ -	$ 69,144
Accounts receivable, net	211,248	|	-	(449	) (i)	-	210,799
Inventory, net	21,367	|	-	-		-	21,367
Other receivables, net	5,089	|	-	(182	) (i)	-	4,907
Prepaids and other assets	12,554	|	-	(16	) (i)	-	12,538
		|
Total current assets	319,420	|	-	(665)		-	318,755
		|
Property and equipment, net	132,482	|	-	55,407	(g)	-	187,889
Assets held for sale	18,288	|	-	-		-	18,288
Goodwill, net	180,269	|	-	34,548	(g)	-	214,817
Other assets, net	30,963	|	-	57,704	(g)	-	88,667
		|
Total assets	$ 681,422	|	$ -	$ 146,994		$ -	$ 828,416
	========	|	=======	=======		=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	Predecessor Company	| |	Fresh-start						Reorganized Company
	February 28, 2002	| |	Debt Re-structuring		Adjustments		Reclassi- fications		March 1, 2002
Current liabilities:		|
Current portion of long-term debt	$ 4,879	|	$ -		$ -		$ 2,053	(h)	$ 6,932
Current portion of capital leases	-	|	-		-		636	(h)	636
Accounts payable	16,142	|	-		1,941	(i)	4,175	(h)	22,258
Accrued compensation and benefits	78,301	|	-		(2,362	) (g)	-		75,939
Accrued self-insurance obligations	42,996	|	-		-		2,145	(h)	45,141
Income taxes payable	13,123	|	-		75	(i)	-		13,198
Other accrued liabilities	82,219	|	-		(7,119	) (g)	9,789	(h)	84,889
		|
Total current liabilities	237,660	|	-		(7,465)		18,798		248,993
		|
Liabilities subject to compromise	1,546,292	|	(1,486,111	) (a)	-		(60,181	) (h)	-
Accrued self-insurance obligations, net of current portion	54,530	| |	-		-		-		54,530
Long-term debt, net of current portion	134,535	| |	-		6,660	(i)	41,313	(h)	182,508
Capital leases, net of current portion	-	|	-		-		70	(h)	70
Other long-term liabilities	22,176	|	34,200	(f)	44,400	(g)	-		100,776
		|
Total liabilities	1,995,193	|	(1,451,911)		43,595		-		586,877
		|
Commitments and contingencies		|
		|
Minority interest	5,767	|	-		(1,828	) (g)	-		3,939
		|
Convertible Preferred Stock	296,101	|	(296,101	)(b)	-		-		-
		|
Stockholders' equity (deficit):		|
Reorganized Company common stock, par value	-	| |	88	(e)	-		-		88
Predecessor Company common stock par value	652	| |	(652	)(c)	-		-		-
Additional paid-in capital	824,739	|	(824,739	)(c)	-		-		237,512
		|	237,512	(e)
Retained earnings (accumulated deficit)	(2,413,644)	| |	1,498,360	(d)	-		-		-
		|	915,284	(c)
Less:		|
Predecessor Company common stock held in treasury	(27,376)	| |	27,376	(c)	-		-		-
Predecessor Company grantor stock	(10)	| |	10	(c)	-		-		-
Total stockholders' equity (deficit)	(1,615,639)	|	1,853,239		-		-		237,600
Total liabilities and stockholders' equity (deficit)	$ 681,422	| |	$ 105,227		$ 41,767		$ -		$ 828,416
	========	|	=======		=======		=======		=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(a) To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):

Revolving Credit Facility	$ 437,066
Credit Facility Term Loans	358,981
Senior Subordinated Notes due 2007	250,000
Senior Subordinated Notes due 2008	150,000
Interest payable	101,855
Prepetition trade and other miscellaneous claims	86,776
Convertible Subordinated Debentures due 2004	83,300
Other long-term debt	8,087
Senior Subordinated Notes due 2003	6,161
Capital leases	2,503
Convertible Subordinated Debentures due 2003	1,382
$ 1,486,111
============
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

(g)   To adjust the carrying amount of assets and liabilities to fair value. Fair value was determined based upon third-party valuations of our long-lived assets and liabilities. The allocation of goodwill to our reporting units is not yet final, pending further analysis of our plans for certain leased facilities.

(h) To reclassify the pre-petition priority, secured and unsecured claims that were assumed by the Reorganized Company in accordance with the Plan of Reorganization.

(i) To record miscellaneous provisions of the Plan of Reorganization.

(4)  Loan Agreements

   On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement,"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. Under the Revolving Loan Agreement, provided that an event of default has not occurred, we will pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.50%) plus 2.75% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 3.75% (subject to certain adjustments). The Revolving Loan Agreement provides for maximum borrowings by us of up to $150.0 million, but not to exceed a defined borrowing base determined by eligible collateral, which, as of September 30, 2002, was $112.3 million, net of specified reserves of $18.3 million. As of September 30, 2002, we had borrowed approximately $60.1 million and had issued approximately $40.5 million in letters of credit under the Revolving Loan Agreement, leaving approximately $11.7 million available to us for additional borrowing. The effective interest rate as of September 30, 2002 on borrowings under the Revolving Loan Agreement was approximately 7.5%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity is limited to $20.0 million. The Term Loan Agreement is secured primarily by a first security pledge of the stock of our subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of our other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rates as of September 30, 2002 on borrowings under the Term Loan Agreement and Discount Note were approximately 9.0% and 2.7%, respectively. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we have made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement is approximately $38.3 million at September 30, 2002.

     The Loan Agreements require us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements. For the quarter ended June 30, 2002, we were not in compliance with our Indebtedness to EBITDA Ratio and Tangible Net Worth financial covenant contained in our Loan Agreements. In August 2002, the lenders under the Loan Agreements waived the requirement for Company compliance with those financial covenants until September 30, 2002 for the Revolving Loan Agreement and June 29, 2003 for the Term Loan Agreement. As of September 30, 2002, the lenders under the Revolving Loan Agreement extended the terms of its original waiver until October 31, 2002. For the quarter ended September 30, 2002, we were not in compliance with our Indebtedness to EBITDA Ratio, Tangible Net Worth financial covenant and Minimum Operating Cash Flow financial covenant contained in our Loan Agreements. As of October 31, 2002, the lenders under the Revolving Loan Agreement entered into a waiver that extended the terms of its original waiver and waived the requirement for compliance with the Minimum Operating Cash Flow covenant until December 31, 2002. On November 13, 2002, the lenders under the Term Loan Agreement entered into a waiver that waived the requirements for compliance with the Minimum Operating Cash Flow covenant through June 29, 2003.

   We expect that the Indebtedness to EBITDA Ratio covenant, and potentially other covenants relating to EBITDA, must be revised for the quarter ending December 31, 2002 and future periods for us to avoid future covenant defaults under the Loan Agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." We have initiated and are continuing negotiations with the lenders to revise the covenants to reflect more accurately our current operating position and avoid the expected covenant defaults that would otherwise be anticipated.  The negotiation of the revised covenants has been impacted, in part, by the uncertainly surrounding the status of certain Medicare add-on payments that expired on September 30, 2002. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Result of Operations - Regulatory and Reimbursement Matters." We can give no assurance that we will be able to amend the financial covenants.  If we are unable to amend the financial covenants by the dates stated above, the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable, realizing upon the lenders' security interests, and denying us the right to further borrowing under the Revolving Loan Agreement.

   We have classified the Revolving Loan Agreement and the Term Loan Agreement as current obligations. If we are unable either to enter into an amendment of the financial covenants or to meet the existing covenants and obtain a permanent waiver of the non-compliance for the Revolving Loan Agreement for the periods ended June 30 and September 30, 2002 prior to December 31, 2002 and for the Term Loan Agreement on or prior to June 29, 2003 then we will be in default under the Loan Agreements. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 9.5% and 11.0% as of September 30, 2002.

   In connection with entering into the Loan Agreements, we incurred deferred financing costs of $3.5 million, which are amortized using the effective interest method over the lives of the Loan Agreements.

   We are currently not in compliance with two financial covenants contained in mortgages of four skilled nursing facilities, two of which are no longer operated by us as of November 13, 2002. Those covenants were negotiated by the prior owner in 1994, prior to our acquisition of the buildings. The lender waived the non-compliance through June 30, 2002 but has declined to grant a waiver for the quarter ended September 30, 2002. We have initiated and are continuing negotiations with the lender to modify the mortgage financial covenants as well as other aspects of the mortgages for the two facilities that we are currently operating. Pursuant to a stipulation entered into with the landlord during Bankruptcy, those mortgaged facilities will be conveyed to the lender and leased back to us. We can give no assurance that we will be able to obtain a waiver for the current non-compliance or amend the mortgage financial covenants or the planned master lease covenants for future periods. We have classified the four mortgages as current obligations. If we are unable to obtain the waiver and amend the financial covenants, the lender may assert that we are in default of the mortgages, and the lender may seek to exercise its remedies thereunder, including the potential acceleration of the principal and interest. Additionally we will be required to compute outstanding interest on these mortgages using an "Advance Rate" of 18%.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   Failure to amend and obtain waivers of the financial covenants may materially and adversely affect our revenues, liquidity and financial position.

(5)  Long-Term Debt

   As a result of the Chapter 11 filings, substantially all short and long-term debt at the Filing Date were classified as "liabilities subject to compromise" in our consolidated balance sheets as of December 31, 2001 in accordance with SOP 90-7. We did not pay any principal or accrue any interest on prepetition obligations between October 14, 1999 and February 28, 2002 except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note. The total amount of interest that was not required to be paid is parenthetically disclosed on the consolidated statement of operations.

   Long-term debt consisted of the following as of the periods indicated (in thousands):

	Reorganized Company	| |	Predecessor Company
	September 30, 2002	|	December 31, 2001
Senior Credit Facility:		|
Predecessor Company Revolving Credit	$ -	|	$ 437,066	(1)
Predecessor Company Term Loans	-	|	358,981	(1)
Revolving Loan Agreement	60,148	|	-
Term Loan Agreement	38,320	|	-
9 1/2% Senior Subordinated Notes due 2007	-	|	250,000	(1)
9 3/8% Senior Subordinated Notes due 2008	-	|	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	-	|	83,300	(1)
DIP Financing Agreement	-	|	54,586
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	81,543	| |	53,102	(2)
Industrial Revenue Bonds	8,195	|	8,365	(1)
Senior Subordinated Notes due 2002, interest at 11-3/4% per annum	-	|	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6-1/2% per annum	-	|	1,382	(1)
Other long-term debt	15,002	|	30,947	(3)
Total long-term debt	203,208	|	1,433,890
Less long-term debt subject to compromise	-	|	(1,355,655)
Less amounts due within one year	(131,031)	|	(54,975)
Long-term debt, net of current portion	$ 72,177	|	$ 23,260
	=============	|	============

   Long-term debt at September 30, 2002 includes amounts owed under fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt.

   Long-term debt at December 31, 2001 includes amounts owed under our fully secured mortgage note payable, certain Industrial Revenue Bonds and other debt.

(1)	Classified as "liabilities subject to compromise" in our consolidated balance sheets as of December 31, 2001.

(2)	Approximately $46,023 was classified as "liabilities subject to compromise" in our consolidated balance sheets as of December 31, 2001.

(3)	Approximately $14,377 was classified as "liabilities subject to compromise" in our consolidated balance sheets as of December 31, 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of long-term debt as of September 30, 2002 are as follows (in thousands):
Reorganized Company September 30, 2002

2003	$ 131,031
2004	24,803
2005	19,384
2006	4,165
2007	5,368
Thereafter	18,457
$ 203,208
=============

(6)     Assets Held for Sale

Inpatient Facilities

   During the two months ended February 28, 2002 we decided to divest 11 facilities due to their history of unfavorable financial results. The facilities were expected to be divested within 12 months by terminating the lease agreement and returning the facility to the landlord, transferring control of the facility to a new operator, closing the facility or returning the real property to the mortgage holder. The carrying value of these facilities was written down to the estimated fair value. We recorded a loss of $6.1 million in the two months ended February 28, 2002 related to these facilities. These 11 facilities generated revenues of $13.5 million and operating losses of $1.6 million in the two months ended February 28, 2002.

   Seven additional facilities were identified for divestiture subsequent to February 28, 2002. During the seven months ended September 30, 2002, we divested nine skilled nursing facilities with 982 licensed beds. We have nine facilities remaining for divestiture for which the carrying values have been written down to an estimated fair value and included in our (gain) loss on sale of assets, net, in our consolidated statement of operations. These nine facilities generated revenues of $17.0 million and operating losses of $1.4 million during the third quarter of 2002 and $39.5 million of revenues and $2.7 million of operating losses for the seven months ended September 30, 2002.

Other Operations

   In April 2002, we sold two of our headquarters buildings in Albuquerque, New Mexico for approximately $15.3 million, which approximated their carrying value. The transaction included the leaseback of one of the buildings and part of an adjacent parking structure for an initial period of ten years, with an option to extend the lease for two five-year periods. The commitment under the remaining lease term is approximately $7.1 million.

   In July 2002 we sold our interest in a joint venture that operated two pharmacies in the Midwest. We recorded a gain of approximately $0.7 million that is included in gain (loss) on sale of assets, net.

   As of September 30, 2002, the components of assets held for sale included a $6.9 million carrying value for six land parcels within our corporate segment and $1.2 million carrying value for a land parcel within our software development operations. We can give no assurance that the sales will be completed.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The following is a summary (in thousands) of the losses or gains on the sale of assets and the losses on assets held for sale for the seven months ended September 30, 2002 and two months ended February 28, 2002. The gains and losses are recorded in gain and loss on sale of assets, net, and reorganization costs (gain), net, in our consolidated statements of operations. See "Note 2 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements.

	Reorganized Company For The Seven Months Ended September 30, 2002		Predecessor Company For The Two Months Ended February 28, 2002

	Gains/(Losses)	| |	Gains (Losses)
|
Inpatient facilities	$ 1,712	|	$ 8,049
Other non-core businesses	1,573	|	5,360
	$ 3,285	|	$ 13,409
	=============	|	===========

(7)  Commitments and Contingencies

   (a)  Purchase Commitments

   Our inpatient services segment has a contractual agreement through January 31, 2009 with Medline Industries, Inc. ("Medline") establishing Medline as the primary medical supply vendor for all of the long-term care facilities which we own, lease and/or operate. The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline. Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $3.0 million if the agreement is terminated prior to January 11, 2003, $1.5 million if the agreement is terminated on or between January 12, 2003 and January 11, 2004 and $0.8 million thereafter through January 11, 2005.

   (b)  Employment Agreements

   We entered into employment agreements with five of our executive officers. The agreements represent an annual obligation to us of approximately $2.0 million and they have various renewal options and expiration terms. In addition to the base salary, the officers are entitled to annual bonuses for each fiscal year in which we achieve or exceed certain financial performance targets. If the targets are achieved, depending upon the individual's agreement and how much the targets are exceeded, the bonuses range from 33% to 100% of base salary. Pursuant to the agreements, these officers received options to purchase an aggregate of 495,000 shares of common stock at exercise prices equal to or greater than the fair market value of the common stock at the date of grant. The options vest over the four-year period ending 2006.

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

  (c) Lease Agreements

   We are currently not in compliance with two financial covenants contained in leases of 32 skilled nursing and other inpatient care facilities. Those covenants were negotiated by the prior lessee in 1994, prior to our acquisition of the leasehold interests in the 32 facilities. The landlord waived the non-compliance through June 30, 2002 but has declined to grant a waiver for the quarter ended September 30, 2002 . We have initiated and are continuing negotiations with the landlord to modify the lease financial covenants as well as other aspects of the leases for the 32 facilities. We can give no assurance that we will be able to obtain a waiver for the current non-compliance or amend the lease financial covenants for future periods.  If we are unable to obtain the waiver and amend the financial covenants the landlord may assert that we are in default of the leases and the landlord may seek to exercise its remedies thereunder, including the potential termination of the leases (resulting in a loss of our ability to operate the facilities) and assertion of potentially material leasehold damages against us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   (d) Restricted Cash

   Included in prepaid and other assets in our Balance Sheets as of September 30, 2002 and December 31, 2001, respectively, is $6.6 million and $1.0 million of restricted cash primarily consisting of amounts to pay U.S. Trustee fees. Other Assets, net as of September 30, 2002 and December 31, 2001, respectively, includes $3.8 million and $4.1 million of restricted cash maintained to repay a mortgage.

(8)  Capital Stock

   As of September 30, 2002, the Reorganized Company had issued approximately 9,123,002 million shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise. We expect to issue up to an additional 876,998 shares of our common stock once certain pre-petition claims are reconciled. The fair value of the additional common stock expected to be issued is approximately $23.7 million valued at $27 per share by our reorganization plan and is recorded in other long-term liabilities in the September 30, 2002 consolidated balance sheet.

   As of September 30, 2002, the Reorganized Company had issued 150,000 shares of restricted common stock to its Chairman and Chief Executive Officer. The restricted common stock vests as follows: 40 percent vests on the first anniversary date of the restricted stock issuance, and 20 percent vests on each of the second, third and fourth anniversaries of the restricted stock issuance. Restricted stock awards are outright stock grants. The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant.

   In April 2002, the Reorganized Company issued warrants to purchase approximately 500,000 shares of its common stock to the holders of the Predecessor Company's senior subordinated notes. The warrants have a strike price of $76 per share and are exercisable over a three-year period. The fair value of the warrants was estimated to be $1.8 million and is recorded in additional paid in capital in the September 30, 2002 consolidated balance sheet.

Reorganized Company Stock Option Plan

   In February 2002, we adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 options to purchase shares of our common stock. As of September 30, 2002, we had issued 720,000 options in this plan to our officers.

   In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of September 30, 2002, we had issued 80,000 options in this plan to our directors.

   We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   As of September 30, 2002, we had issued options covering an aggregate of 800,000 shares of our common stock to our officers and directors at a strike price of $27 per share, equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20 percent vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 350,000 options vest 25 percent per year on the first four anniversary dates. All options expire in 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(9)   Comprehensive Income

   Comprehensive income (loss) includes net income (loss), as well as charges and credits to stockholders' equity (deficit) not included in net income (loss). The components of comprehensive income (loss), net of income taxes, consist of the following for the periods indicated (in thousands of dollars):
	Reorganized Company For the Seven Months Ended September 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Nine Months Ended September 30, 2001
	(Unaudited)	|		(Unaudited)
Net (loss) income	$ (22,630)	|	$ 1,485,371	$ (48,370)
|
Foreign currency transaction adjustments, net of tax	-	| |	-	12,483
|
Comprehensive (loss) income	$ (22,630)	|	$ 1,485,371	$ (35,887)
	==============	|	==============	==============

(10)  Net Income (loss) Per Share

   Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the seven months ended September 30, 2002 include the common shares issued in connection with the emergence and the common shares outstanding to be issued once the pre-petition claims are finalized.

   Options, warrants, and restricted stock outstanding at September 30, 2002 were not included in the diluted earnings per share calculation because their effect would have been antidilutive as a result of the net loss.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(11)  Gain on Extinguishment of Debt

   In connection with the restructuring of our debt in accordance with the provisions of the Plan of Reorganization, we realized an extraordinary gain of $1,498.4 million. This gain has been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002.

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
283,852

$ 1,498,360
===========

(12)  Income Taxes

   The current provision for income taxes of $0.2 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively, were based on estimated state income tax liabilities for these periods. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits were recorded for these periods for federal purposes since the realization of net operating loss carryforwards is uncertain.

(13)  Segment Information

   We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

   The following summarizes the services provided by our reportable and other segments:

Inpatient Services: Segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At September 30, 2002, we operated 239 long-term care facilities (consisting of 221 skilled nursing facilities, nine rehabilitation and long-term acute care hospitals and nine assisted living facilities) with 27,100 licensed beds as compared with 260 facilities with 29,153 licensed beds at September 30, 2001. At September 30, 2002, we had identified nine facilities with licensed beds for divestiture.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rehabilitation and Respiratory Therapy Services: Segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At September 30, 2002, this segment provided services to 531 facilities, 311 nonaffiliated and 220 affiliated, as compared to 936 facilities at September 30, 2001, of which 685 were nonaffiliated and 251 were affiliated. In March 2002, we sold substantially all of the assets of our respiratory therapy operations. Net revenues and net loss for the respiratory therapy operations for the year ended December 31, 2001 were approximately $14.8 million and $4.2 million, respectively.

Pharmaceutical and Medical Supply Services: Segment provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as routine medications, infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 668 facilities at September 30, 2002 compared with 655 facilities at September 30, 2001. Of the 668 facilities as of September 30, 2002, 457 were nonaffiliated facilities and 211 were affiliated as compared to 425 nonaffiliated facilities and 230 affiliated facilities as of September 30, 2001. On the following tables, intersegment revenues exclude Medicaid and commercial insurance revenues derived from pharmaceutical services provided to affiliated facilities since these items are not eliminated and are billed to external parties. In January 2001, we sold our medical supplies operations. Net revenues and net loss for the medical supplies operation for the year ended December 31, 2001 were approximately $3.0 million and $5.8 million, respectively. In July 2002 we sold our interest in a joint venture that operated two pharmacies in the Midwest. The net revenues and net losses for the joint venture for the year ended December 31, 2001 were approximately $23.8 million and $1.5 million, respectively.

Other Operations: Segment includes temporary medical staffing services, home health and hospice, laboratory and radiology, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

Corporate: Segment provides a number of shared services to the other segments, including procurement, treasury, risk management, corporate compliance, legal, information technology, facility management, reimbursement, human resources and accounting. Also included in this segment are income taxes, reorganization costs and other costs related to us as a whole.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company
For the Three Months Ended September 30, 2002

Total Net Revenues	$ 370,384	$ 39,544	$ 63,703	$ 43,615	$ 14	$ (37,902)	$ 479,358
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	380,254	35,283	58,829	38,743	12,022	(37,902)	487,229
Depreciation and amortization	4,296	494	1,053	592	2,206	-	8,641
Interest, net	520	(22)	(2)	200	3,281	-	3,977
Net segment income (loss)	$ (14,686)	$ 3,789	$ 3,823	$ 4,080	$ (17,495)	$ -	$ (20,489)
	=======	========	========	======	======	=======	=======
Intersegment revenues	$ (138)	$ 23,149	$ 12,662	$ 2,229	$ -	$ (37,902)	$ -
Identifiable segment assets	$ 470,020	$ 79,537	$ 114,245	$ 53,200	$ 425,853	$ (366,026)	$ 776,829
Segment capital expenditures, net	$ 7,089	$ 28	$ 273	$ 1,935	$ 1,826	$ -	$ 11,151

Predecessor Company
For the Three Months Ended September 30, 2001

Total Net Revenues	$ 384,753	$ 42,230	$ 62,640	$ 45,667	$ (58)	$ (40,293)	$ 494,939
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	374,581	32,770	56,704	43,085	10,493	(40,293)	477,340
Depreciation and amortization	2,977	413	1,089	426	2,627	-	7,532
Interest, net	619	14	-	-	1,269	-	1,902
Income (loss) before corporate allocations	6,576	9,033	4,847	2,156	(14,447)	-	8,165
Corporate management fees	9,847	1,054	1,574	1,081	(13,556)	-	-
Net segment income (loss)	$ (3,271)	$ 7,979	$ 3,273	$ 1,075	$ (891)	$ -	$ 8,165
	=======	========	========	======	======	========	=======
Intersegment revenues	$ (137)	$ 23,844	$ 14,462	$ 2,124	$ -	$ (40,293)	$ -
Identifiable segment assets	$ 344,851	$ 37,194	$ 76,679	$ 68,418	$ 510,383	$ (417,920)	$ 619,605
Segment capital expenditures, net	$ 4,441	$ 146	$ 160	$ 1,901	$ 1,604	$ -	$ 8,252

The following tables reconcile net segment income (loss) to consolidate losses before income taxes (in thousands):
	Reorganized Company For the Three Months Ended September 30, 2002	| | | |	Predecessor Company For the Three Months Ended September 30, 2001
		|
		|
Net segment income (loss)	$ (20,489)	|	$ 8,165
(Gain) loss on sale of assets, net	(245)	|	181
Reorganization costs, net	-	|	18,422
		|
Loss before income taxes	$ (20,244)	|	$ (10,438)
	================	|	================

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Corporate	International Operations	Intersegment Eliminations	Consolidated

Reorganized Company For the Seven Months Ended September 30, 2002

Total Net Revenues	$ 861,393	$ 93,809	$ 150,395	$ 104,855	$ 93	$ -	$ (88,808)	$ 1,121,737
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	864,062	80,596	138,253	95,028	31,826	-	(88,808)	1,120,957
Depreciation and amortization	8,098	1,074	2,198	882	5,003	-	-	17,255
Interest, net	1,265	(23)	(16)	453	7,219	-	-	8,898
Net segment income (loss)	$ (12,032)	$ 12,162	$ 9,960	$ 8,492	$ (43,955)	$ -	$ -	$ (25,373)
	======	======	=======	=====	=====	=======	=======	=======
Intersegment revenues	$ (322)	$ 54,144	$ 29,783	$ 5,203	$ -	$ -	$ (88,808)	$ -
Identifiable segment assets	$ 470,019	$ 79,537	$ 114,245	$ 53,200	$ 425,854	$ -	$ (366,026)	$ 776,829
Segment capital expenditures	$ 13,184	$ 79	$ 750	$ 2,246	$ 6,676	$ -	$ -	$ 22,935

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Predecessor Company For the Two Months Ended February 28, 2002

Total Net Revenues	$ 227,906	$ 28,501	$ 41,101	$ 29,815	$ -	$ -	$ (25,477)	$ 301,846
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	227,118	24,872	37,818	28,505	8,559	-	(25,477)	301,395
Depreciation and amortization	1,847	253	566	382	1,417	-	-	4,465
Interest, net	273	1	(2)	120	2,280		-	2,672
Net segment income (loss)	$ (1,332)	$ 3,375	$ 2,719	$ 808	$ (12,256)	$ -	$ -	$ (6,686)
	=======	=======	=======	=====	=====	=======	=======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ 1,489	$ -	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ 51,733	$ 514,167	$ -	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ 124	$ 1,573	$ -	$ -	$ 3,971

Predecessor Company For the Nine Months Ended September 30, 2001

Total Net Revenues	$ 1,176,414	$ 132,383	$ 194,784	$ 133,910	$ 258	$ 23,887	$ (129,703)	$ 1,531,933
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	1,143,258	113,018	177,279	131,367	38,453	22,953	(129,703)	1,496,625
Depreciation and amortization	9,473	1,355	3,227	1,405	8,415	-	-	23,875
Interest, net	1,954	66	4	26	5,896	1,183	-	9,129
Income (loss) before corporate allocations	21,729	17,944	14,274	1,112	(52,506)	(249)	-	2,304
Corporate management fees	28,928	3,308	4,817	3,177	(40,230)	-	-	-
Net segment income (loss)	$ (7,199)	$ 14,636	$ 9,457	$ (2,065)	$ (12,276)	$ (249)	$ -	$ 2,304
	=======	=======	========	=====	=====	=======	========	========
Intersegment revenues	$ (390)	$ 75,658	$ 47,554	$ 6,881	$ -	$ -	$ (129,703)	$ -
Identifiable segment assets	$ 344,851	$ 37,194	$ 76,679	$ 68,418	$ 510,383	$ -	$ (417,920)	$ 619,605
Segment capital expenditures, net	$ 13,229	$ 353	$ 734	$ 5,009	$ 6,594	$ 537	$ -	$ 26,456

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile segment income (loss) to consolidated loss before income taxes, discontinued operations and extraordinary item (in thousands):
	Reorganized Company For the Seven Months Ended September 30, 2002	| | | | |	Predecessor Company For the Two Months Ended February 28, 2002	Predecessor Company For the Nine Months Ended September 30, 2001
	(Unaudited)	|		(Unaudited)
Net segment (loss) income	$ (25,373)	|	$ (6,686)	$ 2,304
(Gain) loss on sale of assets, net	(3,285)	|	-	242
Reorganization costs (gain), net	-	|	(1,483)	49,772
|
Loss before income taxes, discontinued operations and extraordinary item	$ (22,088)	| |	$ (5,203)	$ (47,710)
	==============	|	==============	==============

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(15)  Subsequent Events

   In October 2002, we divested one facility with net revenues and income for the seven months ended September 30, 2002 of $3.9 million and $0.2 million, respectively, and will recognize a loss of approximately $0.6 million in (gain) loss on sale of assets, net in our consolidated financial statements.

   Also in October 2002, we dissolved a partnership in which we were a 50% partner and which owned a long-term care facility. We sold the assets of the partnership and will recognize a gain of approximately $1.4 million in (gain) loss on sale of assets, net in our consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements; Factors That Will Affect Our Future Financial Condition and Results of Operations

   Certain statements made in this Form 10-Q including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors and risks that may adversely affect our plans or results include, without limitation, the factors and risks listed below and those referred to under the caption "Certain Additional Business Risks" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001:
-

Our borrowing capacity under our Loan Agreements and our cash flow from operations may be insufficient to fund our long-term operations. - See Item 2 - "Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources."

-

We were not in compliance with certain of our financial covenants under our Loan Agreements and lease and ownership agreements at September 30, 2002. While we obtained waivers from the lenders, we expect to be in default again unless the financial covenants are amended. We are also out of compliance with financial covenants with a landlord and mortgage lender for 36 skilled nursing and other inpatient care facilities. We are in discussions to amend our lease and Loan Agreement covenants, but are not certain that the waiver or amendments will be obtained. Failure to amend and obtain waivers of the financial covenants may materially and adversely affect our revenues, liquidity and financial position. See Part II -Item 3 - "Defaults Upon Senior Securities."

-

Our Medicare reimbursements will materially and adversely decrease after September 30, 2002 if legislation is not enacted to restore Medicare rates to their previous levels. This decrease will adversely affect our results of operations and our ability to comply with our current loan and lease covenants. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Result of Operations - Regulatory and Reimbursement Matters."

-

Our general and professional liability risk is generally self-funded and we are subject to increased litigation. Based on the deterioration of the general underwriting issues within the long-term care industry, we made adjustments to increase our provision for general and professional liability by $20.0 million during the quarter ended September 30, 2002. Our current program expires at the end of 2002. Due to the general underwriting issues within the long-term care industry, there can be no assurance that the 2003 program will not have a material adverse impact on our financial condition and results of operations.

-	Changes in pharmacy legislation and payment formulas could adversely impact our pharmacy operations.

-	We expect that we will continue to experience a shortage of qualified personnel to staff our facilities and increasing labor costs.

-	We could face sanctions if we fail to comply with our Corporate Integrity Agreement or the HIPAA privacy rules.

-	We could incur a significant impairment charge during the fourth quarter 2002 if adverse trends in our business continue.

-	We have limited flexibility in divesting under-performing facilities because we lease substantially all of our inpatient facilities.

-	Changes in revenue sources and future healthcare reform could adversely affect our business.

-	We are continuously subject to federal and state regulatory scrutiny, and previous regulatory investigations have hindered or prevented us from pursuing certain business objectives.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Many of these factors are beyond our control and we caution investors that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in "Note 13 - Segment Information" of the Notes to Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   On February 28, 2002, we emerged from the proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization. From October 14, 1999 until February 28, 2002, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, we have prepared our unaudited consolidated financial statements in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, we have recorded the fresh-start adjustments in the consolidated financial statements as of February 28, 2002. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

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

   We recorded an extraordinary gain of $1,498.4 million from the restructuring of our debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments also were recorded to reflect the provisions of the Plan of Reorganization and the fair values of the assets and liabilities of the Reorganized Company as of February 28, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002.

Regulatory and Reimbursement Matters

   We provide long-term care, rehabilitation therapy, pharmaceutical and other healthcare services and we are engaged in industries that are extensively regulated. As such, in the ordinary course of business, our operations are continuously subject to federal and state legislation and regulatory scrutiny, supervision and control. We entered into a corporate integrity agreement (the "CIA") with the United States Department of Health and Human Services Office of Inspector General in July 2001. The agreement officially took effect on February 28, 2002. Under the terms of the agreement, we implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   We derive approximately 25% of our revenues from Medicare. Our skilled nursing facilities are reimbursed by Medicare under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients, and such amount is determined by classifying each patient into one of 44 resource utilization groups ("RUG"). On September 30, 2002, certain provisions of current Medicare payment regulations expired, including expiration of a 4% increase for all patient categories in the RUG system and a 16.7% increase for nursing-related costs. We currently estimate that our Medicare revenues will decrease by approximately $32.9 million for the period of October 1, 2002 to September 30, 2003 if these add-ons are not restored, although the decrease could be greater than anticipated. In addition two other add-ons, a 6.7% increase for patients requiring intense rehabilitation and the 20.0% increase for patients requiring complex medical care were due to expire on September 30, 2002. On July 26, 2002, CMS affirmed its decision to leave in place the current classification system that establishes daily payment rates to nursing homes based on the needs of Medicare beneficiaries, which will result in nursing homes continuing to receive the 6.7% and 20.0% add-on payments through September 30, 2003. Also, CMS announced a 2.6% market basket increase in payments to skilled nursing facilities for the period of October 1, 2002 to September 30, 2003 that we estimate will result in approximately $8.4 million in additional payments to our inpatient facilities. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $24.5 million for the 2003 federal fiscal year. There can be no assurance that any of this decrease can be avoided.

   Medicare Part B payments are adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. On June 28, 2002, CMS published the proposed payment rates for calendar year 2003, and it is anticipated that final rates will be published by December 1, 2003. The proposed rates include a refinement that will decrease the reimbursement rates for therapy services by approximately 4.4%. If the proposed rates are adopted, we estimate the annual decrease to our revenue will be approximately $2.5 million to SunDance rehabilitation therapy revenue, and approximately $0.3 million to inpatient services operations rehabilitation therapy revenue.

   Also relevant to Medicare Part B, is a limitation on rehabilitation therapy enacted with the Balanced Budget Act. The Balanced Budget Refinement Act of 1999, and the Benefits Improvement and Protection Act of 2000 placed a moratorium on the application of these caps, however, the moratorium is scheduled to expire on December 31, 2002. Should the moratorium not be renewed, we estimate the application on the limitation will reduce SunDance annual revenue by approximately $15.2 million. We estimate the application of the limitation will reduce inpatient services operations revenue approximately $1.9 million.

   We also expect our annual revenue from our home health services to decrease by approximately $2.1 million due to recent legislation. Additionally, as non-affiliated healthcare providers that are serviced by our ancillary services operations, including our pharmaceutical, rehabilitative services, laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

   We could be affected adversely by the continuing efforts of governmental and private third-party payors to contain healthcare costs. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by us, or the provision of services and supplies by us, will meet the requirements for participation in such programs.

   There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our results of operations, liquidity and financial position.

Critical Accounting Policies Update

   We self-insure for certain insurable risks, including primary coverage of general and professional liability and workers' compensation liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which may vary by the states in which we operate. Provisions for estimated settlements, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on internal evaluations of the merits of individual claims and the reserves estimated by our independent insurance carriers and actuaries. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed quarterly, and any adjustments resulting therefrom are reflected in current operating results.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In January 2000, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. This program expires at the end of 2002. Due to the general underwriting issues within the long-term care industry, there can be no assurance that the 2003 program will not have a material adverse impact on our future financial condition and results of operations. In recent periods, long-term care companies have often been required by their insurance carriers to increase their liability retention levels significantly and pay substantially higher premiums for reduced coverage. Our provision for such risks, which includes accruals for losses for the coverage period and our estimate of any adjustments to losses, for the three and nine month periods ended September 30, 2002 was approximately $27.8 million and $45.4 million, respectively. A claims audit initiated at the request of our new management team and completed during the third quarter of 2002 resulted in a net increase to professional liability loss reserves for prior years. As a result, the cost per claim data used in the actuarial projections increased.  That data, combined with a significant adverse change in the actuarial assumptions used to reflect the increasing trend of professional liability losses throughout the long-term care industry, resulted in our recording a $20.0 million incremental increase in the liability reserves in the third quarter of 2002. While the majority of this incremental increase related to prior years, the factors noted above also caused an increase in current policy year reserves. At September 30, 2002, our reserves recorded for patient care liabilities were approximately $93.0 million. Of this amount, we have funded a reserve of approximately $18.4 million with our underwriter.

   The majority of our workers' compensation risks are insured through insurance policies with third parties. Our liabilities are estimated by independent actuaries and/or company analysis using industry development factors. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three and nine month periods ended September 30, 2002 was approximately $4.0 million and $21.0 million, respectively. The most recent actuarial study completed in November 2002 by our actuaries reflected an improvement in the claims trends for the 2001 and 2002 plan years. Based upon these results, we decreased our reserves by $6.0 million as of September 30, 2002. We have funded $56.0 million with our underwriter in addition to our recorded reserves of $7.7 million as of September 30, 2002.

Results of Operations

   The following table sets forth the amount and percentage of certain elements of total net revenues for the periods presented (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Reorganized Company 2002		Predecessor Company 2001		| | | | | |	Reorganized Company and Predecessor Company Combined 2002		Predecessor Company 2001
Inpatient Services	$ 370,384	77.3%	$ 384,753	77.7%	|	$ 1,089,299	76.5%	$ 1,176,414	76.8%
Rehabilitation and Respiratory Therapy Services	39,544	8.2%	42,230	8.5%	| | |	122,310	8.5%	132,383	8.6%
Pharmaceutical and Medical Supply Services	63,703	13.3%	62,640	12.7%	| | |	191,496	13.5%	194,784	12.7%
Other Operations	43,615	9.1%	45,667	9.2%	|	134,670	9.5%	133,910	8.7%
Corporate	14	-%	(58)	-%	|	93	-%	258	-%
International Operations	-	-%	-	-%	| |	-	-%	23,887	1.6%
Intersegment Eliminations	(37,902)	(7.9)%	(40,293)	(8.1)%	| |	(114,285)	(8.0)%	(129,703)	(8.4)%
					|
Total net revenues	$ 479,358	100%	$ 494,939	100%	|	$ 1,423,583	100%	$ 1,531,933	100%
	========	====	=======	=====		=========	====	=======	=====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the Three Months Ended September 30,		| |	For the Nine Months Ended September 30,
	Reorganized Company 2002	Predecessor Company 2001	| | | | | |	Reorganized Company and Predecessor Company Combined 2002	Predecessor Company 2001
Inpatient Services	$ (14,686)	$ (3,271)	|	$ (13,364)	$ (7,199)
Rehabilitation and Respiratory Therapy Services	3,789	7,979	| |	15,537	14,636
Pharmaceutical and Medical Supply Services	3,823	3,273	|	12,679	9,457
Other Operations	4,080	1,075	|	9,300	(2,065)
Corporate	(17,495)	(891)	|	(56,211)	(12,276)
International Operations	-	-	|	-	(249)
			|
Net segment (loss) income	$ (20,489)	$ 8,165	|	$ (32,059)	$ 2,304
	==========	========	|	=========	========

   The net segment income (loss) amounts detailed above do not include the following items: allocation of corporate management fees and intersegment interest charges; (gain) loss on sale of assets, net; reorganization costs, net; income taxes; loss on discontinued operations; and extraordinary items.

   Our subsidiaries which operate inpatient facilities have historically used and continue to use pharmaceutical and rehabilitation services that are provided by our separate subsidiaries, SunScript and SunDance, respectively. Effective on January 1, 2002, the rates charged by SunScript and SunDance to our inpatient facilities were adjusted to more accurately reflect competitive, national market rates. While the change in these rates will not impact our consolidated results, we expect that on a segment basis the pharmaceutical services and rehabilitation therapy services segments' net income in 2002 will decrease by approximately $7.6 million and $3.5 million, respectively, and the inpatient ancillary services expenses will decrease by approximately $11.1 million in 2002.

   Corporate expenses included amounts for interest and corporate general and overhead expenses including those related to managing our subsidiaries. We allocated certain corporate expenses of $13.6 million and $42.2 million, for the quarter and nine months ended September 30, 2001, respectively to the other segments.  In 2002 we discontinued this practice.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table presents the percentage of total net revenues represented by certain items for us for the periods presented:

	Reorganized Company For the Three Months Ended September 30, 2002	| | | | |	Predecessor Company For the Three Months Ended September 30, 2001
		|
Total net revenues	100.0%	|	100.0%
		|
Costs and expenses:		|
Operating costs	96.2%	|	91.9%
Corporate general and administrative	4.8%	|	4.5%
Depreciation and amortization	1.8%	|	1.5%
Provision for losses on accounts receivable	0.6%	|	0.1%
Interest, net	0.8%	|	0.4%
(Gain) loss on sale of assets, net	-%	|	-%
		|
Total costs and expenses before reorganization costs, net and income taxes	104.2%	| |	98.4%
		|
(Loss) income before reorganization costs, net and income taxes	(4.2)%	| |	1.6%
Reorganization costs, net	-%	|	3.7%
Income taxes	-%	|	-%
		|
Net loss	(4.2)%	|	(2.1)%
	============	|	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Reorganized Company and Predecessor Company Combined For the Nine Months Ended September 30, 2002	| | | | | |	Predecessor Company For the Nine Months Ended September 30, 2001
		|
Total net revenues	100.0%	|	100.0%
		|
Costs and expenses:		|
Operating costs	94.1%	|	91.4%
Corporate general and administrative	5.2%	|	5.2%
Depreciation and amortization	1.5%	|	1.6%
Provision for losses on accounts receivable	0.6%	|	1.1%
Interest, net	0.8%	|	0.6%
(Gain) loss on sale of assets, net	(0.2)%	|	-%
		|
Total costs and expenses before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	102.0%	| | |	99.9%
		|
(Loss) income before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(2.0)%	| |	0.1%
Reorganization costs (gain), net	(0.1)%	|	3.3%
Income taxes	-%	|	-%
Loss on discontinued operations	0.5%	|	-%
Extraordinary item	105.2%	|	-%
		|
Net income (loss)	102.8%	|	(3.2)%
	==========	|	=========

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

 Results of Operations

We reported a net loss for the third quarter of 2002 of $20.5 million compared to a net loss of $10.6 million for the third quarter of 2001. The net loss for the third quarter of 2002 included the following:
-	a $20.0 million charge for patient care liability costs related to our inpatient services operation;

-	a favorable adjustment of $6.0 million related to workers' compensation insurance costs, primarily related to our inpatient services operation;

-	a $2.8 million increase in reimbursement reserve accounts due to the Medicaid reserves related to our inpatient services operation;

-	a decrease of approximately $1.5 million of legal reserves established in conjunction with various legal proceedings; and

-	a $1.3 million reversal of accrued prepetition liabilities related to disposed facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Net income for the 2001 period included $18.4 million for reorganization costs, net, related to our bankruptcy and restructuring activities, an $8.5 million increase in our self-insured group health reserves offset by a $4.5 million reserve reversal for legal expenses related to litigation and other uninsured matters and a favorable $3.1 million adjustment to the provision for loss on accounts receivable in our rehabilitation and respiratory therapy services operations.

Net Revenues

   Total Company net revenues were $479.4 million for the third quarter of 2002 compared to $494.9 million for the same period in 2001. The decrease in net operating revenues was primarily within our inpatient services operations due to divestitures in 2001 of under-performing facilities which caused a decrease of $20.9 million coupled with a $2.7 million or 6.4%, decrease in our rehabilitation and respiratory therapy segment. On a same store basis, revenues increased $6.4 million primarily as a result of the following:
-	an increase of $1.6 million due to enhanced Medicaid rates in certain states in which we operate;

-	an increase of $4.1 million driven by a slight increase in Medicare census and rates; and

-	an increase of $0.7 million in other revenue.

   The decrease in rehabilitation and respiratory therapy services revenues of $2.7 million was due to a reduction in sales to our inpatient services operations coupled with the impact of the sale of the majority of our respiratory therapy operations in early 2002 that had accounted for $2.4 million of net revenues in the third quarter of 2001.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

   We reported operating expenses, general and administrative expenses, and provision for losses on accounts receivable of $487.2 million during the third quarter of 2002 compared to $477.3 million during the third quarter of 2001. Included in operating expenses is rent expense. For the quarter ended September 30, 2002, rent expense associated with our inpatient services operations was approximately $36.2 million compared to $35.7 million for the three months ended September 30, 2001, reflecting an increase of approximately $0.5 million quarter to quarter. On a same store basis in the quarter to quarter comparison, rent expense increased approximately $1.8 million primarily due to rent increases in certain markets. The increase of approximately $9.9 million in total operating and general and administrative expenses consisted of the following:
-	an increase of $30.4 million for same store operations within our inpatient services operations;

-	a higher cost of goods sold of $1.8 million at our pharmacy operations caused by a higher mix of branded prescriptions; and

-

an increase in the provision for losses on accounts receivable of $2.6 million because the prior year provision was reduced by a favorable bad debt adjustment of $3.1 million in our rehabilitation and respiratory therapy services operations.

These increases were offset in part by:

-	a decrease of $25.1 million due to dispositions in our inpatient services operations; and

-	a decrease of $1.3 million due to the disposition of our respiratory therapy operations in March 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The increase in operating expenses for same store operations was due to the following items:
-

an increase in general and professional liability expense of $20.4 million driven by the aforementioned general and professional liability adjustment of $20.0 million related to the incremental increase in reserves for prior and current policy years. There was no such additional adjustment in the three month period ended September 30, 2001.

-	an increase of $9.9 million in salaries and wages due to an increase in the weighted average wage rate and our efforts to improve staffing levels.

-	increases of $1.8 million and $1.9 million in rent expenses and purchased services, respectively; and

-	an increase of $2.0 million in other costs.

These increases were offset in part by:

-	decreased workers compensation expense of $3.8 million driven by an adjustment to reduce workers compensation reserves by $6.0 million in 2002; and

-	decreased supplies expense of $1.8 million.

Interest Expense, net

   Interest expense of $4.0 million was recorded in the third quarter of 2002 compared to $1.9 million in the third quarter of 2001. The increase of $2.1 million in interest was due primarily to the recognition of interest for all of our debt instruments. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. Had we not been under bankruptcy protection our interest expense, net for the third quarter of 2001 would have been $37.7 million.

Depreciation and Amortization

   Depreciation and amortization expense increased by $1.1 million to $8.6 million for the third quarter of 2002 compared to $7.5 million for the third quarter of 2001. The increase of $1.1 million was attributable to depreciation recorded for improvements and equipment added to facilities during late 2001 and 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Results of Operations

   We reported net income for the nine months ended September 30, 2002 of $1,462.7 million compared to a net loss of $48.4 million for the same period in 2001. Net income for the nine months ended September 30, 2002 included the following items:
-	an extraordinary gain on extinguishment of debt of $1,498.4 million;

-	$8.3 million reduction to our workers compensation liabilities primarily related to our inpatient services operation;

-	a gain from reorganization activities of $1.5 million; and

-	a $1.3 million reversal of accrued prepetition liabilities related to disposed facilities.

These favorable items were offset in part by the following unfavorable items:

-	a $23.4 million increase in our provision for liability insurance, primarily related to actuarial increases in required reserves for prior policy years;

-	a loss on discontinued operations of $7.6 million;

-	a $2.6 million increase for paid time off accruals; and

-	a $9.7 million increase in the provisions for health insurance costs.

   Net loss for 2001 included reorganization expenses of approximately $47.7 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Revenues

   Total Company net revenues were $1,423.6 million during the nine months ended September 30, 2002 compared to $1,531.9 million for the same period in 2001. The decrease in net revenues of approximately $108.3 million for the nine months ended September 30, 2002, as compared to the same period in 2001, consisted of the following:
-	decreases of $98.7 million, $23.9 million and $14.2 million due to dispositions in our inpatient, international and ancillary operations, respectively;

-	an increase of $12.6 million due to facilities in our inpatient services operations which we operated during each of the nine months ended September 30, 2002 and 2001 ("same store operations");

-	an increase of $15.4 million caused by a decrease in intersegment eliminations;

-	a net increase of $3.8 million in our other segment;

-	a decrease of $2.0 million in our rehabilitation and respiratory therapy services operations; and

-	a decrease of $1.0 million in our pharmaceutical and medical supply services operations.

The increase in net revenues of $12.6 million from our inpatient services operations on a same store basis for the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to the following:
-	$34.9 million due to an increase in Medicaid, Medicare and private rates;

-	a decrease of $20.7 million due to a decline in same store census; and

-	a decrease of $1.9 million primarily due to a decline in commercial insurance revenue.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

   We reported operating expenses, corporate general and administrative expenses and provision for losses on accounts receivable of $1,422.4 million during the nine months ended September 30, 2002 compared to $1,496.6 million for the same period in 2001. Included in operating expenses, corporate general and administrative expenses is $114.7 million and $124.2 million of rent expense for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, rent expense for our inpatient services operations was approximately $107.7 million compared to $110.4 million for the same period ended September 30, 2001.  On a same store basis in the nine month comparison, rent expense increased $2.9 million due to rent increases in certain markets.  The decrease of approximately $74.2 million in total corporate general and administrative expenses and provision for losses on accounts receivable consisted of the following:

-	decreases of $99.0 million and $23.0 million due to dispositions in our inpatient and international operations; and

-	an increase of $51.3 million due to same store operations in our inpatient services operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The increase in operating and administrative expenses of $51.3 million from same store operations in our inpatient services operations for the nine months ended September 30, 2002, as compared to the same period in 2001 and was due primarily to the following:
-	$27.2 million of additional wages and salaries due to an increase in our weighted average wage rate and our efforts to improve staffing levels;

-	$12.2 million of additional benefits expense due to the increase in salaries and higher health insurance costs;

-

an increase in general and professional liability expense of $22.4 million driven by the aforementioned general and professional liability adjustment of $20.0 million related to the incremental increase in reserves for prior and current policy years. There was no such additional adjustment in the nine month period ended September 30, 2001;

-	increased purchased costs of $3.6 million; and

-	increased rent expenses of $2.9 million.

These increases were offset in part, by the following:

-	decreased contract labor of $7.9 million;

-	lower supplies expense of $5.1 million;

-	decreased general and administrative expenses of $2.7 million, net, as a result of our reductions in overhead; and

-	decreased other costs of $1.2 million.

Interest Expense, Net

   Interest expense, net, increased to $11.6 million for the nine months ended September 30,2002, as compared to $9.1 million for the same period in 2001. The increase was primarily attributed to the emergence from bankruptcy and the recognition of interest payables for our debt instruments. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. Had we not been under bankruptcy protection our interest expense, net for the nine months ended September 30, 2002 and 2001 would have been $35.3 million and $116.3 million, respectively.

Depreciation and Amortization

   Depreciation and amortization expense decreased to $21.7 million for the nine months ended September 30, 2002, as compared to $23.9 million for the same period in 2001 primarily due to the elimination of amortization on goodwill and other indefinite lived intangibles with the implementation of SFAS 142. The amortization of goodwill recorded in the nine months ended September 30, 2001 was $6.0 million. The decrease was also caused by the sale of two buildings on the corporate campus. These decreases were partially offset by increased depreciation for improvements and equipment added to our facilities during the nine months ended September 30, 2002.

Income Taxes

   The income tax provision relates to the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax filings. No overall tax benefit was recorded for this period for federal purposes since the realization of net operating loss carryforwards is uncertain.

Liquidity and Capital Resources

   On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. Under the Revolving Loan Agreement, provided that an event of default has not occurred, we will pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.50%) plus 2.75% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 3.75% (subject to certain adjustments). The Revolving Loan Agreement provides for maximum borrowings by us of up to $150.0 million, but not to exceed a defined borrowing base, determined by eligible collateral, which, as of September 30, 2002, was $112.3 million net of specified reserves of $18.3 million. As of September 30, 2002, we had borrowed approximately $60.1 million and had issued approximately $40.5 million in letters of credit under the Revolving Loan Agreement, leaving approximately $11.7 million available to us for additional borrowing. The effective interest rate as of September 30, 2002 on borrowings under the Revolving Loan Agreement was approximately 7.5%.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity is limited to $20.0 million. The Term Loan Agreement is secured primarily by a first security pledge of the stock of our subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of our other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rates as of September 30, 2002 on borrowings under the Term Loan Agreement and Discount Note were approximately 9.0% and 2.7%, respectively. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we have made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement is approximately $38.3 million at September 30, 2002.

   The Loan Agreements require us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements. For the quarter ended June 30, 2002, we were not in compliance with our Indebtedness to EBITDA Ratio and Tangible Net Worth financial covenant contained in our Loan Agreements. In August 2002, the lenders under the Loan Agreements waived the requirement for Company compliance with those financial covenants until September 30, 2002 for the Revolving Loan Agreement and June 29, 2003 for the Term Loan Agreement. As of September 30, 2002, the lenders under the Revolving Loan Agreement extended the terms of its original waiver until October 31, 2002. For the quarter ended September 30, 2002, we were not in compliance with our Indebtedness to EBITDA Ratio, Tangible Net Worth financial covenant and Minimum Operating Cash Flow financial covenant contained in our Loan Agreements. As of October 31, 2002, the lenders under the Revolving Loan Agreement entered into a waiver that extended the terms of its original waiver and waived the requirement for compliance with the Minimum Operating Cash Flow covenant until December 31, 2002. On November 13, 2002, the lenders under the Term Loan Agreement entered into a waiver that waived the requirements for compliance with the Minimum Operating Cash Flow covenant through June 29, 2003.

   We expect that the Indebtedness to EBITDA Ratio covenant, and potentially other covenants relating to EBITDA, must be revised with respect to the quarter ending December 31, 2002 and future periods for us to avoid future covenant defaults under the Loan Agreements. We have initiated and are continuing negotiations with the lenders to revise the covenants to reflect more accurately our current operating position and avoid the expected covenant defaults that would otherwise be anticipated.  The negotiation of the revised covenants has been impacted, in part, by the uncertainly surrounding the status of certain Medicare add-on payments that expired on September 30, 2002. See "Regulatory and Reimbursement Matters." We can give no assurance that we will be able to amend the financial covenants.  If we are unable to amend the financial covenants by the dates stated above, the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable, realizing upon the lenders' security interests, and denying us the right to further borrowing under the Revolving Loan Agreement.

   We have classified the Revolving Loan Agreement and the Term Loan Agreement as current obligations. If we are unable either to enter into an amendment of the financial covenants or to meet the existing covenants and obtain a permanent waiver of the non-compliance for the Revolving Loan Agreement for the periods ended June 30 and September 30, 2002 prior to December 31, 2002 and for the Term Loan Agreement on or prior to June 29, 2003 then we will be in default under the Loan Agreements. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 9.5% and 11.0% as of September 30, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   We are currently not in compliance with two financial covenants contained in mortgages of four skilled nursing facilities, two of which are no longer operated by us as of November 13, 2002. Those covenants were negotiated by the prior owner in 1994, prior to our acquisition of the buildings. The lender waived the non-compliance through June 30, 2002 but has declined to grant a waiver for the quarter ended September 30, 2002. We have initiated and are continuing negotiations with the lender to modify the mortgage financial covenants as well as other aspects of the mortgages for the two facilities that we are currently operating. Pursuant to a stipulation entered into with the landlord during Bankruptcy, those mortgaged facilities will be conveyed to the lender and leased back to us. We can give no assurance that we will be able to obtain a waiver for the current non-compliance or amend the mortgage financial covenants or the planned master lease covenants for future periods. We have classified the four mortgages as current obligations. If we are unable to obtain the waiver and amend the financial covenants, the lender may assert that we are in default of the mortgages, and the lender may seek to exercise its remedies thereunder, including the potential acceleration of the principal and interest. Additionally we will be required to compute outstanding interest using an "Advance Rate" of 18%.

   As described above under "Regulatory and Reimbursement Matters," we currently estimate that annual Medicare Part A revenues will decrease by approximately $32.9 million for the period of October 1, 2002 to September 30, 2003 unless the add-on payments that expired on September 30, 2002 are restored, that annual home health services revenue will decrease approximately $2.1 million, and that Medicare Part A revenue will increase approximately $8.4 million due to the market basket increase. In addition, we estimate that Medicare Part B revenue could decrease approximately $2.8 million per year due to new payment rates that might become effective January 1, 2003, and that Medicare Part B revenue could decrease $17.1 million per year if the moratorium on the therapy caps expires on January 1, 2003. It should be noted that the reported decreases are estimates and thus, could be greater than anticipated. The decrease in Medicare payments will have a material adverse effect on the Company's revenues, liquidity and results of operation and will contribute to the Company's inability to comply with certain of the financial covenants in its Loan Agreements for future periods. See Part II, Item 3 - "Defaults Upon Senior Securities."

   At September 30, 2002, we had working capital deficit of $63.1 million and cash and cash equivalents of $6.8 million as compared to working capital deficit of $13.3 million and cash and cash equivalents of $50.6 million at December 31, 2001. The decrease in working capital is in large part, the result of reclassifying all amounts due under the Revolving Loan Agreement as current. Upon emergence from bankruptcy, we implemented a new cash management process and we are aggressively managing the revolving loan balance to apply available funds on a daily basis.

   For the seven months ended September 30, 2002, net cash used for operating activities was approximately $41.0 million. The net cash used for operating activities for the seven months ended September 30, 2002 is primarily from the paydown of accounts payable, self insurance obligations, liabilities related to discontinued operations, other accrued expenses and losses from operations. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million. Net cash provided by operating activities for the nine months ended September 30, 2001 was approximately $20.1 million.

   We incurred capital expenditures of $26.5 million, $4.0 million and $22.9 million for the nine months ended September 30, 2001, for the two months ended February 28, 2002 and for the seven months ended September 30, 2002, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures. We had construction commitments as of September 30, 2002, under various contracts of approximately $3.3 million.

   On February 28, 2002, we delivered a $10.0 million promissory note to the United States of America as part of our settlement agreement with the federal government. The principal amount of the promissory note is payable as follows: $1.0 million on each of February 28, 2003 and 2004; $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of September 30, 2002 was approximately 4.9%

   We continue to negotiate settlements of bankruptcy claims filed by various State Medicaid agencies. We expect to pay an aggregate of approximately $12.8 million to the State Medicaid agencies to resolve these claims, of which we have paid approximately $5.8 million as of September 30, 2002. The payments are expected to be made partly in cash and partly with promissory notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation

   In March and April 1999, class action lawsuits were filed against us and three individuals who were at that time our officers in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that we did not disclose material facts concerning the impact that PPS would have on our results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased our common stock during the class-action period. Pursuant to an agreement among the parties, we were dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint and the Motion is pending. We have responded in opposition to the Motion and we intend to vigorously defend the individual defendants in this matter, who are indemnified by us and covered by our insurance.

   We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which we have significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is not available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

   We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

   The Revolving Loan Agreement and Term Loan Agreement that we entered into on February 28, 2002 are sensitive to changes in interest rates.

   The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. Under the Revolving Loan Agreement, provided that an event of default has not occurred, we will pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 6.85%) plus 2.75% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 3.75% (subject to certain adjustments). For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $100.0 million, we will incur additional interest expense of approximately $1.0 million annually.

   The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note" and together with the Term Loan, the "Term Debt"). Provided that an event of default has not occurred, interest accrues (A) for Base Rate Borrowings (i) under the Term Loan, at the greater of (x) prime (or, if higher, the federal funds rate plus 0.50%) plus 4% or (y) 9% and (ii) under the Discount Note, at the greater of (x) prime (or if higher, the federal funds rate plus 0.50%) plus 4% or (y) 2.65% and (B) for Eurodollar Rate Borrowings, (i) under the Term Loan, at the London Interbank Offered Rate plus 6.85% and (ii) under the Discount Note, at the London Interbank Offered Rate plus 6.85%. For each additional percentage point increase in the prime rate, assuming an outstanding balance of $40.0 million, we will incur additional interest expense of approximately $0.4 million annually. See Part I, Item 1 - "Note 4 - Loan Agreements." The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect, which equates to default rates of 9.5% and 11.0%, respectively, as of September 30, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 4. Controls and Procedures

   Our management, including Chief Executive Officer (who also serves as Chairman of the Board) and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures within the 90-day period prior to the filing of this report pursuant to the Exchange Act Rule 13a-14. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date we completed this evaluation. We remain vigilant in our ongoing examination of our internal controls and continue to make ongoing enhancements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Information with respect to this item is found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" and is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   The Loan Agreements require us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements. For the quarter ended June 30, 2002, we were not in compliance with our Indebtedness to EBITDA Ratio and Tangible Net Worth financial covenant contained in our Loan Agreements. In August 2002, the lenders under the Loan Agreements waived the requirement for Company compliance with those financial covenants until September 30, 2002 for the Revolving Loan Agreement and June 29, 2003 for the Term Loan Agreement. As of September 30, 2002, the lenders under the Revolving Loan Agreement extended the terms of its original waiver until October 31, 2002. For the quarter ended September 30, 2002, we were not in compliance with our Indebtedness to EBITDA Ratio, Tangible Net Worth financial covenant and Minimum Operating Cash Flow financial covenant contained in our Loan Agreements. As of October 31, 2002, the lenders under the Revolving Loan Agreement entered into a waiver that extended the terms of its original waiver and waived the requirement for compliance with the Minimum Operating Cash Flow covenant until December 31, 2002. On November 13, 2002, the lenders under the Term Loan Agreement entered into a waiver that waived the requirements for compliance with the minimum operating cash flow covenant through June 29, 2003.

   We expect that the Indebtedness to EBITDA Ratio covenant, and potentially other covenants relating to EBITDA, must be revised for the quarter ending December 31, 2002 and future periods for us to avoid future covenant defaults under the Loan Agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." We have initiated and are continuing negotiations with the lenders to revise the covenants to reflect more accurately our current operating position and avoid the expected covenant defaults that would otherwise be anticipated.  The negotiation of the revised covenants has been impacted, in part, by the uncertainly surrounding the status of certain Medicare add-on payments that expired on September 30, 2002. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Result of Operations - Regulatory and Reimbursement Matters." We can give no assurance that we will be able to amend the financial covenants.  If we are unable to amend the financial covenants by the dates stated above, the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable, realizing upon the lenders' security interest, and denying us the right to further borrowing under the Revolving Loan Agreement.

   We have classified the Revolving Loan Agreement and the Term Loan Agreement as current obligations. If we are unable either to enter into an amendment of the financial covenants or to fulfill the existing covenants and obtain a permanent waiver of the non-compliance with respect to the Revolving Loan Agreement for the periods ending June 30 and September 30, 2002 prior to December 31, 2002 and for the Term Loan Agreement on June 29, 2003 then we will be in default under the Loan Agreements. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect, which equate to default rates of 9.5% and 11.0% as of September 30, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

   Various factors contributed to our non-compliance with the financial covenants for the quarters ended June 30 and September 30, 2002. As previously reported, certain one-time events and prior year adjustments that occurred in 2001 were not excluded when calculating certain of the financial covenants. In addition, the Company's long-term care operations, which accounted for approximately 77.3% of the Company's revenues for the quarter ended September 30, 2002, did not meet their forecasted results of operations. Congress' failure to maintain Medicare funding levels in effect through September 30, 2002 is expected to exacerbate this failure to meet projections.

   We are currently not in compliance with two financial covenants contained in mortgages of four skilled nursing facilities, two of which are no longer operated by us as of November 13, 2002. Those covenants were negotiated by the prior owner in 1994, prior to our acquisition of the buildings. The lender waived the non-compliance through June 30, 2002 but has declined to grant a waiver with respect to the quarter ended September 30, 2002. We have initiated and are continuing negotiations with the lender to modify the mortgage financial covenants as well as other aspects of the mortgages for the two facilities that we are currently operating. Pursuant to a stipulation entered into with the landlord during Bankruptcy, those mortgaged facilities will be conveyed to the lender and leased back to us. We can give no assurance that we will be able to obtain a waiver for the current non-compliance or amend the mortgage financial covenants or the planned master lease covenants for future periods. We have classified the four mortgages as current obligations. If we are unable to obtain the waiver and amend the financial covenants the lender may assert that we are in default of the mortgages and the lender may seek to exercise its remedies thereunder, including the potential acceleration of the principal and interest. Additionally we will be required to compute outstanding interest on these mortgages using an "Advance Rate" of 18%.

   We are currently not in compliance with two financial covenants contained in leases of 32 skilled nursing and other inpatient care facilities. Those covenants were negotiated by the prior lessee in 1994, prior to our acquisition of the leasehold interests in the 32 facilities. The landlord waived the non-compliance through June 30, 2002 but has declined to grant a waiver with respect to the quarter ended September 30, 2002 . We have initiated and are continuing negotiations with the landlord to modify the lease financial covenants as well as other aspects of the leases for the 32 facilities. We can give no assurance that we will be able to obtain a waiver for the current non-compliance or amend the lease financial covenants for future periods.  If we are unable to obtain the waiver and amend the financial covenants the landlord may assert that we are in default of the leases and the landlord may seek to exercise its remedies thereunder, including the potential termination of the leases (resulting in a loss of our ability to operate the facilities) and assertion of potentially material leasehold damages against us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

  Report dated August 14, 2002, and filed on August 14, 2002 to report the submission of the Securities and Exchange Commission the sworn statements by our Chief Executive Officer and Chief Financial Officer pursuant to SEC Order No. 4-460.

  SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: November 14, 2002

By: /s/ Kevin W. Pendergest	Chief Financial Officer
Kevin W. Pendergest

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Richard K. Matros, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Healthcare Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Richard K. Matros
Richard K. Matros
Chief Executive Officer

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Kevin W. Pendergest, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Healthcare Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Kevin W. Pendergest
Kevin W. Pendergest
Executive Vice President and Chief Financial Officer