Form 10-K
period 2002-12-31
SUN HEALTHCARE GROUP INC
filed 2003-03-28
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
 FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-49663

 SUN HEALTHCARE GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	85-0410612 (I.R.S. Employer Identification No.)

18831 Von Karman, Suite 400
Irvine, CA 92612
(949) 255-7100
(Address and telephone number of Registrant)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $.01 per share
Warrants to purchase Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]     No [ ]

     On March 7, 2003, Sun Healthcare Group, Inc. had 9,824,389 outstanding shares of Common Stock.

     The aggregate market value of such Common Stock held by nonaffiliates, based on the last sales price of such shares on the Over-the-Counter Bulletin Board on June 30, 2002, was approximately $109.7 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]  No  [  ]
     Documents Incorporated by Reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

INDEX

Page
PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures

SunBridge(R), SunDance(R), SunScript(R), SunPlus(R), and CareerStaff Unlimited(R) and related names are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.

___________________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

     References throughout this document to the Company include Sun Healthcare Group, Inc. and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

     Information provided in this Form 10-K contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, lease restructuring initiative, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein:

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

-	our borrowing capacity under our Loan Agreements may be insufficient to fund our operations;
-	we are in default under our Loan Agreements;
-	we recently ceased making payments on leases and mortgages representing approximately 56% of our long-term care facilities;
-	our Medicare reimbursements materially and adversely decreased after September 30, 2002 and our Medicare and Medicaid reimbursements could materially and adversely decrease in the future;
-	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;
-	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;
-	liabilities and other claims asserted against us, including patient care liabilities (see "Item 3. Legal Proceedings");
-	our ability to attract and retain qualified personnel;
-	the competitive environment in which we operate; and
-	demographic changes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     See "Item 1. Business" for a discussion of various circumstances affecting us in particular, governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The risks and uncertainties described above and under "Item 1. Business" are not the only ones facing us. You should carefully consider the risks described herein before making any investment decisions in us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the foregoing risks or the risks described below actually occurs, our business, financial position, results of operations and cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1. Business

Operations

     We currently are one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. We currently operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) pharmaceutical services.

     The following is a description of our current business segments and other operations. Financial information for the business segments is set forth in "Note 16 - Segment Information" in our consolidated financial statements.

     Inpatient Services. Our long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. As of March 1, 2003, we operated 233 long-term care facilities (consisting of 215 skilled nursing facilities, nine assisted living facilities and nine rehabilitation and long-term acute care hospitals) in 25 states with 26,287 licensed beds through our wholly owned subsidiary, SunBridge Healthcare Corporation and other subsidiaries (collectively, "SunBridge"). As part of our restructuring efforts, we may divest approximately 56% of our skilled nursing facilities representing approximately 16,000 licensed beds. We determined that we must cease operation of those facilities because we cannot operate them profitably under the current long-term care reimbursement and business environment. See "Overview of Current Company Financial Condition."

     Our acute rehabilitation hospitals provide a range of inpatient and outpatient services for people with traumatic brain injuries, strokes, arthritis, and other disabling conditions. Our assisted living facilities serve the elderly who do not need the level of nursing care provided by long-term or subacute care facilities, but who do need some assistance with the activities of daily living.

    During the year ended December 31, 2002, we divested 10 skilled nursing facilities. We did not receive cash consideration from these divestitures. The aggregate annual net operating losses of the divested skilled nursing facilities were approximately $4.4 million in 2002. See "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements. During the period of January 1, 2003 through March 1, 2003, we divested five skilled nursing facilities and we did not receive cash for these divestitures.

     Rehabilitation Therapy Services. We provide rehabilitation therapy services primarily through SunDance Rehabilitation Corporation ("SunDance"). We provide a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of March 1, 2003, SunDance provided rehabilitation therapy services to 537 facilities in 40 states, 326 of which were operated by nonaffiliated parties.

     Pharmaceutical Services. We provide pharmaceutical services primarily through SunScript PharmacyCorporation ("SunScript"). Pharmaceutical services include dispensing pharmaceuticals for such purposes as infusion therapy, oral medication, pain management, antibiotic therapy and parenteral nutrition. Additional services include providing consultant pharmacists. SunScript services are typically provided to nonaffiliated and affiliated facilities, including subacute and skilled nursing care facilities, assisted living facilities, group houses, correctional facilities, mental health facilities and home healthcare companies. As of March 1, 2003, SunScript operated 32 regional pharmacies, two hospital pharmacies, three specialty disease-state pharmacies and one Part B billing company, which together provided pharmaceutical products and services to a total of 671 long-term and subacute care facilities in 19 states, 477 of which were operated by nonaffiliated parties.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Other Operations. We are a nationwide provider of temporary medical staffing primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff derives approximately 50% of its revenues from schools and governmental agencies, 24% from hospitals and other providers and 26% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of March 1, 2003, CareerStaff had 51 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and one division office, which specialized in the placement of temporary traveling therapists in smaller cities and rural areas.

     Through SunAlliance Healthcare Services, Inc. ("SunAlliance") and SunPlus Home Health Services, Inc. ("SunPlus"), we provide mobile radiology, medical laboratory and home healthcare services in certain locations. Through our majority-owned subsidiary, Shared Healthcare Systems, Inc., which also does business under the trade name SHS.com, we develop certain software for use in the long-term care industry.

     Prior Operations. During January 2001, we sold substantially all of the assets of our SunChoice medical supplies operations to Medline Industries, Inc. We received proceeds of $16.6 million in exchange for the SunChoice assets.

     During February 2001, we sold our operations in the United Kingdom. Those operations included 146 long-term care facilities with 8,326 licensed beds. We did not receive any material cash payments in exchange for these operations; however we were released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon consummation of the sale. Our operations in Australia were liquidated in July 2001 and we received liquidation proceeds of approximately $0.9 million. We divested our long-term care and pharmacy operations in Germany in February 2001 for approximately $3.5 million. We sold our long-term care operations in Spain in October 2000 for approximately $7.6 million. At December 31, 2001, we had no operations outside of the U.S.

     In March 2002, we divested our respiratory therapy supplies and equipment business that was operated by our wholly-owned subsidiary, SunCare Respiratory Services, Inc. We received $0.9 million in cash for these assets.

    The approximate number of facilities that we operated worldwide has decreased from approximately 600 on December 31, 1998 to 233 as of March 1, 2003. The approximate number of our full and part-time employees worldwide has decreased from approximately 80,700 on February 20, 1999 to 33,000 on March 1, 2003. We are continuing our restructuring efforts in 2003.

     General Information. Sun Healthcare Group, Inc. was incorporated in 1993. Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100. We maintain a web site at www.sunh.com, and our periodic reports filed with the Securities and Exchange Commission are available on the web site free of charge.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Overview of Current Company Financial Condition

     Current Liquidity. Our net income in 2002 was $1,047.4 million, which includes $1,498.4 million extraordinary gain on extinguishment of debt and $407.8 million loss on asset impairment, and our cash flow used for operating activities for 2002 was $41.2 million. These negative results are largely due to adverse conditions in the long-term care industry, including reductions in government support for long-term care providers, such as the failure of Congress to restore Medicare funding to the levels existing prior to October 1, 2002. At March 19, 2003, we had cash and cash equivalents of $6.0 million and borrowing availability under our Loan Agreements of $28.0 million. That availability resulted, in part, from our ceasing to pay rent on certain of our facilities as described below. In addition, the report of our independent auditors as of December 31, 2002 and for the ten month period then ended is qualified as to our ability to continue as a going concern.  See report on page F-2 and "Note 2 - Basis of Reporting and Current Operating Environment."

     Defaults under Loan Agreements. We were not in compliance with certain financial covenants in our Revolving Loan Agreement at December 31, 2002 and we continue not to be in compliance. Pursuant to certain cross-default provisions, we are also in default under our Term Loan Agreement. The lenders under the Loan Agreements have continued lending to us in spite of the defaults, although they have reserved their rights to seek to exercise their remedies contained in the Loan Agreements. We cannot assure you that the lenders under those agreements will refrain from seeking to exercise their remedies, potentially including declaring all loan amounts outstanding to be immediately due and payable, realizing upon the lenders' security interests, denying us the right to further borrowings under the Revolving Loan Agreement and other remedies. It is likely that under those circumstances we would commence bankruptcy proceedings. We have classified the Loan Agreements as current obligations at December 31, 2002 and our liquidity remains an ongoing concern for us.

     Defaults under Leases and Mortgages. In our effort to reduce our costs, in January 2003, we initiated new restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to obtain rent concessions with respect to our under-performing facilities, and if we are unable to get sufficient rent concessions on a facility lease, or if we determine that it is no longer advisable to continue operating that facility, then we will seek to transition operations of that facility to a new operator so that we will no longer be burdened by the losses generated by that facility. We are currently attempting to transition approximately 56% of our long-term care facilities to new operators. As of March 21, 2003, we had withheld payment of approximately $18.9 million in accrued rent and mortgage payments with respect to those facilities. In addition, we intend to continue withholding certain rent and mortgage payments until we complete the transition of each affected facility to new operators. Our restructuring efforts are likely to require nine to 12 months to complete and we may need to consider selling additional assets during that period in order to have sufficient liquidity to complete the restructuring. We cannot predict the extent to which landlords not receiving rent will seek to assert leasehold or other damages during the nine to 12 month restructuring period. If the landlords aggressively pursue and obtain such damages, we will likely be required to commence bankruptcy proceedings prior to the completion of our restructuring.

    2003 Restructuring. Our goal is to restructure our business so that we can fund our operations and working capital requirements while remaining a significant provider of skilled nursing and other long-term care facilities. We will also seek to reduce our overhead and other expenses significantly, commensurate with reducing the size of our long-term care facility portfolio. Although we have had encouraging discussions and are making progress with many landlords from whom we are seeking to obtain rent concessions or facility lease terminations, and have reached agreements in principle or final agreements with several of our landlords, no assurance can be given that we will be successful in our restructuring efforts. In addition, it is not certain that our available liquidity will provide us with sufficient time to allow us to reduce our overhead and other expenses as required for us to generate sustainable ongoing positive cash flow from our operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Unless we are able to generate substantial cash flow from operations and/or raise cash from asset sales or additional financing, our current available cash and borrowing capacity will be insufficient to fund our ongoing operations. Even if our restructuring allows us to create a sustainable positive cash flow from our operations, a bankruptcy filing may, nonetheless, be required to restructure outstanding obligations and claims against us. Under any circumstance, it is not certain whether we can create or sustain any value for our common stock.  Due to the uncertainly of our restructuring efforts we are unable to predict our anticipated cash flows for the year ended December 31, 2003.

Revenues from Medicare, Medicaid and Other Sources

     Revenue Sources. We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including the institutional pharmacy services of SunScript and the therapy services provided by SunDance, will vary based upon payor and payment methodologies. The following table sets forth the total revenues and percentage of revenues by payor source for our U.S. operations for the years indicated (in thousands):
	Years Ended December 31,
Sources of Revenues	2002		2001		2000

Medicaid	$870,240	45.8%	$940,110	45.8%	$1,025,600	46.8%
Medicare	481,629	25.3%	536,113	26.1%	515,492	23.5%
Private pay and other (1)	548,171	28.9%	575,124	28.1%	652,335	29.7%
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

    Changes in the mix of patients among the Medicaid, Medicare Part A and private pay categories, and among different types of private pay sources, could significantly affect our revenues and results of operations. In addition, we cannot be certain that the facilities operated by us, or the provision of services and products by us, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in our reimbursement under Medicare or Medicaid could reduce our revenues and adversely affect our results of operations and cash flows.

     Medicare is available to nearly every United States citizen 65 years of age and older and it is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease. Medicare includes three related health insurance programs: (i) hospital insurance ("Part A"); (ii) supplementary medical insurance ("Part B"); and (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare+Choice" or "Medicare Part C"). The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Finance Administration), a division of the Department of Health and Human Services ("HHS").

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the approximate average amounts of Medicare Part A revenues per patient per day recorded by our inpatient and hospital facilities for the years indicated:
Fiscal Year Ended December 31,	Average Medicare Part A Revenue Per Patient Day (1)

2002	$ 382.03	(2)
2001	376.78	(3)
2000	343.04
1999	322.52	(4)
1998	448.80	(4) (5)
(1)	The year-to-year comparisons are not on a same-store basis due to acquisitions and divestitures.
(2)	The average Medicare Part A Revenue Per Patient Per Day at our skilled nursing facilities (excluding hospital) was approximately $314.41 subsequent to September 30, 2002. See below.
(3)	Excludes approximately $52.1 million of excess reserves reversed into net patient revenues due to a Settlement Agreement with CMS.
(4)	Includes estimated adjustments for routine cost limit exception revenue.
(5)	Reflects reimbursement rates prior to the implementation of PPS.

     Medicaid is a federal-state matching program, whereby the federal government, under a needs-based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by designated state agencies following federal and state rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. For skilled nursing facilities, most states pay prospectively determined per diem rates, and have some form of acuity adjustment. In addition to facility-based services, most states cover an array of medical ancillary services, including those services provided by institutional pharmacies. Payment methodologies for these services vary based upon state law and regulations permitted under federal rules.

      Reduced Medicare Reimbursements. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients, and such amount is determined by classifying each patient into one of 44 resource utilization groups ("RUG"). The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, Congress enacted The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") to provide some relief to the industry. The BBRA and BIPA required four Medicare "add-on" payments: a 4% increase in per diem rates; a 16.7% increase in the nursing component of each RUG; a 20% increase for certain categories of high cost, medically complex patients; and a 6.7% increase for rehabilitation RUGs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     On September 30, 2002, two of the add-on provisions of the Medicare payment regulations expired: the 4% add-on for all patient categories in the RUG system and the 16.7% add-on for nursing related costs. We currently estimate that our Medicare revenues decreased by approximately $8.6 million ($36.98 per patient day) for the period of October 1, 2002 to December 31, 2002, and we estimate, that based upon the number of facilities that we currently operate, we will experience a decrease of approximately $32.9 million for the year ended December 31, 2003 if these add-ons are not restored, although the decrease could be greater than anticipated. In addition to the elimination of the add-ons, CMS announced a 2.6% market basket increase in payments to skilled nursing facilities. For the period of October 1, 2002 to December 31, 2002, we estimate that the market basket increase resulted in approximately $2.1 million ($9.49 per patient day) in revenue, and we estimate, that based upon the number of facilities that we currently operate we will experience an increase of approximately $8.5 million in revenue to our inpatient facilities for the year ended December 31, 2003. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $24.4 million ($27.49 per patient day) for the year ended December 31, 2003.

     The remaining two add-on payments, the 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care, are scheduled to expire on the earlier of September 30, 2003 or at such time as CMS completes the case mix refinements. The refinements are intended to ensure nursing homes are fairly and accurately reimbursed for taking care of medically complex patients. CMS has determined that the research is not sufficiently advanced at the present time to implement the refinements in the 2003 Federal fiscal year. Although the add-ons will expire when these refinements are implemented, it is expected that the add-ons will be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced, we estimate that, based upon the number of long-term care facilities we currently operate, our per beneficiary per diems would decrease by approximately $27.00, which would account for $27.5 million annually. The loss of these add-ons would have a material adverse effect on our financial position, results of operations and cash flows.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. On December 31, 2002, CMS issued a final rule providing a 4.4% decrease to the payment fee, effective on March 1, 2003. However, the recently enacted federal spending bill for fiscal 2003 allowed CMS to revise the figures used in the statutory formula and increase the update from a negative 4.4% to a positive 1.6%.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive per patient per day for rehabilitation therapy. BBRA and BIPA placed a moratorium on that limitation; however, the moratorium expires on June 30, 2003.  We estimate the application of the limitation will reduce SunDance's revenue by approximately $7.2 million and our inpatient services revenue by $0.9 million for the six months ended December 31, 2003, based upon the number of long-term care facilities we currently operate.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In a notice of proposed rulemaking issued on February 10, 2003, CMS proposed a significant change for the reimbursement of Medicare Part A bad debts. The proposal would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting periods beginning October 1, 2003, 20% for cost reporting periods beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. Based upon the estimated Medicare bad debts that we will claim on our 2002 cost reports, we estimate that, based upon the number of long-term care facilities we currently operate, that our Medicare revenues would decrease by approximately $0.8 million in 2004, $1.6 million in 2005 and $2.4 million in 2006 if the proposed changes are implemented.

     To summarize, we estimate that our Medicare revenues will decrease by approximately $34.6 million during the year ended December 31, 2003 as a result of the known changes to Medicare and assuming that we continue operating all of our facilities. This decrease includes: a $32.9 million decrease to inpatient revenues as a result of the expiration of the add-ons; a $8.5 million increase to inpatient revenues as a result of the market basket increase; a $7.2 million decrease to therapy revenues and a $0.9 million decrease in inpatient services revenues as a result of the expiration of the therapy cap moratorium; and a $2.1 million decrease in home health revenues as a result of legislative changes.

     Reduced Medicaid Reimbursements. The recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. States that have recently reduced Medicaid reimbursements, or are considering reducing Medicaid reimbursements, to long-term care facilities include, but are not limited to, California, Colorado, Idaho, Kentucky, New Mexico, Washington, Connecticut, Illinois, Massachusetts, Ohio, Georgia, Louisiana, New Jersey, Tennessee, and Texas.

     California's proposed changes would be the most significant to us because 76 of our facilities, or 33 percent of the facilities that we operated as of March 1, 2003, were in California. California has proposed a 15% cut in Medicaid payments to skilled nursing facilities, and we estimate that if the proposal is implemented then our Medicaid reimbursements at our facilities in California would decrease by approximately $17.00 per patient per day, which would result in a decrease of approximately $13.0 million for the period of July 1, 2003 to December 31, 2003 if we continued operating all 76 facilities during that period.

     Reimbursement for Pharmaceuticals. Most states reimburse pharmacies for drug prescriptions using an average wholesale price ("AWP") less a percentage discount. The Human Service Office of the Inspector General ("OIG") has estimated that the pharmacies' actual acquisition costs for generic drugs averaged 65.9% below AWP. The OIG and CMS are working to develop a prescription drug reimbursement method that they believe is more accurate than using AWPs. Likewise, a number of states have either implemented or proposed cost containment initiatives. Changes in payment formulas and delivery requirements could materially adversely impact the SunScript pharmacy operations.

     The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy to charge Medicaid no more than its lowest charge to other consumers in the state.

     Additionally, pharmacy coverage and cost containment are important policy debates at both the federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives. Specifically, California, Massachusetts and Washington have enacted pharmacy rate reductions that, based upon the number of long-term care facilities we currently operate, will reduce our revenue by approximately $2.3 million during the year ended December 31, 2003. Changes in payment formulas and delivery requirements could impact SunScript.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Other Reimbursement Matters. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Under cost-based reimbursement plans, payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. We recognize revenues from third-party payors and accrue estimated settlement amounts in the period in which the related services are provided. We estimate these settlement balances by making determinations based on our prior settlement experience and our understanding of the applicable reimbursement rules and regulations. The majority of Medicaid balances are settled two to three years following the provision of services. There can be no assurance that we will not be required to negatively adjust future earnings as a result of settlements with payors.

     Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but include other services provided by us, such as pharmacy and therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to our facilities and our therapy and pharmaceutical services businesses. There can be no assurance that payments under governmental programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and changes in reimbursement could have a material adverse effect on our financial condition, results of operations, and cash flows including the possible impairment of certain assets.

     We receive approximately 28% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

     Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent these organizations terminate us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, this source of revenues would be lost. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation (i.e., a fixed amount per person) arrangements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     For periods prior to the effective date of PPS for skilled nursing facilities and for all cost reporting providers, certain Medicare regulations applied to transactions between related parties, such as between our subsidiaries that operate skilled nursing facilities or hospitals and subsidiaries that provide ancillary services. These regulations limit the amount of reimbursement that our facilities are entitled to receive for certain goods and services provided by our ancillary subsidiaries. An exception to the related party regulations is available provided that, among other things, a substantial part of the services of the relevant subsidiary supplier be transacted with nonaffiliated entities. When that exception applies, the facility may receive reimbursement for goods and services provided by our ancillary subsidiaries at the rates applicable to goods and services provided to nonaffiliated entities. The related party regulations do not indicate a specific level of services that must be provided to nonaffiliated entities in order to satisfy the "substantial part" requirement of this exception. In instances where others have litigated this issue, no consistent standard has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

     The implementation of PPS and the corresponding fee schedules have significantly reduced the Medicare impact of the related party rule, but the related party rule continues to affect certain Medicaid cost reports for our skilled nursing facilities and hospitals and will also affect Medicare cost reports for hospitals for cost reporting years ended December 31, 2001. Although we have not completed our calculations for the year ended December 31, 2002, we believe that the percentages discussed below will be approximately the same as in prior years. Our net revenues from rehabilitation therapy services, together with net revenues from temporary medical staffing services, provided to nonaffiliated facilities represented 58% and 56% of total net revenues for those two operations for the years ended December 31, 2001 and 2000, respectively. Respiratory therapy services provided to nonaffiliated facilities represented 84% and 67% of total respiratory therapy services net revenues for the years ended December 31, 2001 and 2000, respectively. Net revenues from pharmaceutical services billed to nonaffiliated facilities represented 80% and 79% of total pharmaceutical services revenues for the years ended December 31, 2001 and 2000, respectively. We use certain variables such as percent of revenue derived from nonaffiliated parties and associated service charges to determine whether we have met the requirements. Except for our software division, we met the related party exception allowing for the reimbursement of our charges to the inpatient facilities division for cost reports filed for the years ended December 31, 2000 and December 31, 2001. We adjusted the 2000 cost reports by decreasing the charges the inpatient facilities received from the software division to the cost basis of those services, and we are required to do the same for the 2001 cost reports. We have determined that the impact of these cost report adjustments in the Medicare revenues recorded for the years ended December 31, 2000 and December 31, 2001 is not significant. If we were deemed not to have satisfied these regulations, the reimbursement that we receive for goods and services provided to our own facilities could be significantly reduced, which could materially and adversely affect our financial condition, results of operations and cash flows. If, upon audit by federal or state reimbursement agencies, such agencies find that the exception has not been satisfied, and if, after appeal, their findings are sustained, we could be required to refund some or all of the difference between our cost of providing these services to any entity found to be subject to the related party regulations and the fair market value amount actually received.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Federal and State Regulatory Oversight

     Our subsidiaries are engaged in industries that are extensively regulated. In the ordinary course of business, our operations are continuously subject to state and federal regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to the direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified by CMS or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed by the federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents.There can be no assurance that the outcome of any pending or future proceedings or investigations will not have a material adverse effect on our results of operations and financial condition.

     Long-term care facilities must comply with certain requirements to participate in Medicare or Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, infection control, physical environment and administration. Regulations governing survey, certification and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted in 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements are considered deficiencies. A facility may have deficiencies and still be in substantial compliance with the regulations. The regulations identify alternative remedies for facilities and specify categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil monetary penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with certain standards as a condition to participate in the Medicare and Medicaid programs may result in termination of the provider's Medicare and Medicaid provider agreements.

     Most states in which we operate have statutes which require that prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, we first must obtain a Certificate of Need which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid or failing to refund overpayments or improper payments; violation of these provisions are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. Allegations have previously been made under the civil provisions of the statute in certain qui tam actions that we have filed false claims. We are not aware of any pending qui tam actions against us.

     We believe that our facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action and/or challenge the stated basis for the allegation of noncompliance. In most cases, we agree with the reviewing agency upon measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, however, such as repeat violations or a high degree of perceived severity of the violations, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. Challenging and appealing notices of noncompliance can require significant legal expenses and management attention.

     We believe that enforcement activities at both the federal and state levels and qui tam actions brought by private parties have increased in recent years. In addition, during our bankruptcy proceedings, we experienced a further increase in regulatory oversight from both federal and state regulatory bodies. We may be required to expend substantial amounts to cooperate with, or to defend ourselves against, any investigations and proceedings. If we are found to have failed to comply with any of the anti-fraud provisions, including those discussed in the paragraphs above, we could be materially and adversely affected.

     If a nursing facility is decertified from the Medicare and Medicaid programs, its Medicare and Medicaid reimbursement is interrupted pending recertification, a process that can take at least several months. In the interim, the facility may continue to provide care to its residents without Medicare and Medicaid reimbursement, or the government may relocate Medicare and Medicaid residents to other facilities. Terminations, bans on admission and civil monetary penalties can cause material adverse financial and operational effects on individual facilities. The federal government has, in the past, decertified some of our facilities from the Medicare and Medicaid programs. From time to time federal and state survey agencies have also imposed bans on admissions and civil monetary penalties against our facilities on the basis of alleged regulatory deficiencies. When appropriate, we vigorously contest such sanctions and in some cases have sought and obtained federal court injunctions against proposed sanctions. Such cases require significant legal expenses and management attention. There can be no assurance that the federal government will not attempt to decertify additional facilities of ours from the Medicare and Medicaid programs in the future.

Corporate Integrity Agreement, Permanent Injunction, and Compliance Process

     We entered into a Corporate Integrity Agreement (the "CIA") with the OIG in July 2001 and it became effective on February 28, 2002. We implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA. A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial condition, results of operations, and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We also entered into a Permanent Injunction and Final Judgment ("PIFJ") with the state of California on October 3, 2001. The PIFJ requires specific staff training, physical plant inspection and modification, and reporting requirements that are in addition to requirements of the CIA. The PIFJ also requires us to issue to the State reports similar to those delivered to the OIG pursuant to the CIA. If California believes that we have breached the PIFJ, then we could be subject to substantial monetary penalties. Any such sanctions could have a material adverse effect on our financial condition, results of operations, and cash flows. See "Item 3. Legal Proceedings."

     Our compliance program, referred to as the "Compliance Process," was initiated in 1996. It has evolved as the requirements of federal and private healthcare programs have changed. Significant refinements were initiated in 2001 to parallel requirements of the OIG compliance guidelines, the CIA, and the PIFJ. There are seven principle elements to the Compliance Process, which integrate the CIA and PIFJ requirements:

     Written Policies, Procedures and Standards of Conduct.  Our subsidiaries have extensive policies and procedures ("P&Ps") modeled after applicable laws, regulations, government manuals and industry practices and customs. The P&Ps govern the clinical, reimbursement, and operational aspects of each subsidiary. To emphasize adherence to our P&Ps, we publish and distribute a Code of Conduct and each subsidiary publishes and distributes an employee handbook.

     Designated Compliance Officer and Compliance Committee. In August 2000, we appointed a Corporate Compliance Officer. The responsibilities of the Corporate Compliance Officer include, among other things: (i) overseeing the Compliance Process; (ii) ensuring compliance with the CIA, PIFJ, and functioning as the liaison with the external monitors and federal government on matters related to the Compliance Process, CIA, and PIFJ; (iii) reporting to the Board of Directors and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive education and training program which focuses on the elements of the Compliance Process.

     We also maintain a Corporate Compliance Committee, which includes the Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Human Resources, President and Executive Vice President of SunBridge, and the Corporate Compliance Officer. This Committee meets regularly to discuss compliance-related issues. Compliance matters are also reported to the Compliance Committee of the Board of Directors on a regular basis.

     Effective Training and Education. We continue to develop and implement regular training and education programs for all employees. Every employee, director and officer is trained on the Compliance Process, Code of Conduct, and CIA. All California administrators are trained on the PIFJ, as required. Training also occurs for appropriate employees in applicable provisions of the Medicare and Medicaid laws, fraud and abuse prevention, clinical standards, and practices, and claim submission and reimbursement P&Ps. These training sessions explain the consequences both to the individual and to the Company for failure to comply with any of these requirements or to report breaches of those requirements.

     Effective Lines of Communication. Employees are encouraged to report issues of concern without fear of retaliation using a Four Step Reporting Process, which includes the toll-free "Sun Quality Line." The Four Step Reporting Process encourages employees to discuss clinical, ethical, or financial concerns with supervisors and local management since these individuals will be most familiar with the laws, regulations, and policies that impact their concern. In addition, the Sun Quality Line is promoted as an always-available option that may be used for anonymous reporting if the employee so chooses. The telephone number for the Sun Quality Line is posted prominently in places that are accessible to employees in all of our facilities. Written non-retaliation and reporting policies have been developed and distributed to all employees to encourage communication and the reporting of incidents. Reports to the Sun Quality Line are internally reviewed and proper follow-up is conducted. Appropriate actions are taken during and following investigations to correct any non-compliance, including but not limited to, corrective action plans, government reports and over-payment refunds.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Internal Monitoring and Auditing. Our Compliance Process, in accordance with the CIA, puts internal controls in place to meet the following objectives effectively:

-	Claims, reimbursement submissions, cost reports and source documents are accurate.
-	Patient care, services, and supplies are provided as required by applicable standards and laws.
-	Clinical assessments and treatment documentation are accurate.
-	CIA and PIFJ are implemented and obligations are met (e.g., background checks, training)

     We have designated the subsidiary presidents and each member of the operations management team, including SunBridge facility and hospital administrators, as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process and our compliance documents are completed at the operational level for which the Compliance Liaison is responsible.

     Each business line also employs a number of licensed professionals who monitor and audit compliance with P&Ps and other standards to ensure that the objectives listed above are met.

     Enforcement of Standards. Our policies, the Code of Conduct and the employee handbook as well as all associated training materials clearly indicate that employees who violate our standards will be subjected to discipline. Sanctions range from oral warnings to suspensions, to termination of employment. Such sanctions have been applied in response to intentionally wrongful conduct as well as in instances where an employee has failed to adequately monitor the activities of others. While we have implemented such disciplinary policies, we have also adopted a pro-active approach to secure the integrity of our workforce and offset the need for punitive measures.

     First, we have implemented employee background review practices that surpass industry standards. A seven-year historical study is completed on every prospective employee and includes the OIG/GSA Sanction List Review, Criminal Record Review, Credentials Verification, and Motor Vehicle Record Review (as required).

     Second, as noted above, we devote significant resources to employee training. Our employees are required to participate in compliance training as well as other education endeavors aimed at understanding policies, procedures, standards, and laws related to job responsibilities. We believe that understanding these parameters will prevent and provide for early detection of non-compliance.

     Finally, we have adopted a performance management program intended to make certain that all employees are aware of what duties are expected of them and understand that compliance with policies, procedures, standards, and law related to job functions is required.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Responses to Detected Offenses and Development of Corrective Actions.  Correction of detected misconduct or a violation of a Company policy is the responsibility of every manager. As appropriate, a manager is expected to develop and implement corrective action plans and monitor whether such actions are likely to keep a similar violation from occurring in the future.

HIPAA

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

     These privacy regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper, oral and electronic communications regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We are required to comply with the HIPAA privacy rules beginning April 14, 2003, and we have expended substantial efforts and will require additional resources for our initial and ongoing compliance with these rules.

     HIPAA's security regulations were finalized in February 2003. The security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. We will be required to comply with the security regulations beginning on April 21, 2005.

     In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. These regulations do not require healthcare providers to submit claims electronically, but require standard formatting for those that do. We currently submit some of our claims electronically to Medicare and Medicaid through our fiscal intermediary and will continue to do so. We will be required to comply with HIPAA transaction and code set standards on October 16, 2003. If we are not able to submit claims electronically, or the States are not able to receive claims electronically, then our receipt of our reimbursements could be disrupted.

Additional Business Risks

     Impact of 2003 Restructuring on Ancillary Operations. Approximately 61% of our rehabilitation therapy services revenue and 20% of our pharmacy services revenue is derived directly from the provision of services to our inpatient facilities.  Additionally, another 24% of our pharmacy services revenue is generated from the provision of services to patients residing in our inpatient facilities, but are billed to non-affiliated parties.  Pursuant to our 2003 restructuring, we are seeking to divest approximately 56% of our inpatient facilities.  The new operators of those facilities may determine to use alternative providers of pharmaceutical and therapy services. In the event that SunScript and SunDance no longer provide services to the divested facilities, we will be required to take appropriate steps to reduce their costs. We can provide no assurance that SunScript and SunDance will maintain the divested facilities as customers, or that they will be able to continue to achieve results of operations comparable to what they achieved in the past.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Litigation and Insurance Coverage. In recent years, there has been a dramatic increase in the number and size of lawsuits filed against nursing home operators alleging negligence resulting in injury or death to residents of the homes. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits. As a result of industry-wide trends, general and professional liability costs have increased and are expected to continue to increase. Beginning in January 2000, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim, and $3.0 million aggregate per location, and obtained excess insurance for coverage above these levels. Beginning in January 2003, the self-funded retention under our liability insurance program increased so that we are responsible for the first $10.0 million of cost and liability per claim. Our self-funded insurance reserves may be insufficient to fund the costs of defense, judgments and settlements resulting during 2003 from litigation against us and if the funding of those reserves is insufficient, it could have a material adverse impact on our financial condition, results of operations and cash flows and we could be forced to seek bankruptcy protection. In addition, in certain states in which we have significant operations, including California, state law prohibits insurance coverage for the risk of punitive damages arising from general and professional liability litigation. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is prohibited by law. See "Note 8 - Commitments and Contingencies" in our consolidated financial statements.

     Collection of Accounts Receivable. Our bad debt expense for the years ended December 31, 2002, 2001 and 2000 was $15.2 million, $26.0 million and $33.5 million, respectively. Our allowance for doubtful accounts was $45.9 million and $73.8 million at December 31, 2002 and 2001, respectively. Due to the expiration of certain Medicare Part A enactments on September 30, 2002 (see above), and other healthcare reforms adopted which decrease Medicare or Medicaid payments to skilled nursing facilities, our ancillary services operations may experience a significant increase in bad debt expense. In addition, as part of our 2003 restructuring, we are seeking to divest approximately 56% of our inpatient facilities, and we will retain the rights to all accounts receivable for those facilities that arose prior to the date of divestiture. Based on our prior experience, we expect that we will have an increased percentage of bad debts associated with the divested facilities. Our financial condition, results of operations, and cash flows could be materially adversely affected by the inability to collect our accounts receivable.

     Shortage of Qualified Facility Personnel and Increasing Labor Costs. We, and other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our long-term care facilities, particularly nurses, and in such situations we will use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states have increased minimum staffing standards and CMS is also studying whether minimum staffing standards should be imposed on skilled nursing facilities. As minimum staffing standards are increased, we may be required to retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our long-term and subacute care facilities.

     New Management Team. Our Chief Executive Officer, Chief Financial Officer, General Counsel, President of SunBridge Healthcare Corporation, Senior Vice President of Human Resources and our entire Board of Directors have all joined us since November 2001. As such, there has been a period of transition in which the new management team has implemented new business strategies, policies and practices. We believe that the success of the Company will depend on our ability to retain the members of our management team; however, there can be no assurance that we will be able to retain those executive officers and other key employees. The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Shareholder Control. As a group, the four largest holders of our common stock beneficially hold approximately 37% of our stock. If these shareholders were to act together, they would be able to significantly influence all matters that the shareholders vote upon, including the election of directors or the rejection of a merger or other business combinations that other shareholders may believe are desirable. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters."

Competition

     The nature of competition within our industry varies by location. Our facilities generally operate in communities that are also served by similar facilities operated by others. Some competing facilities are located in buildings that are newer than those operated by us and provide services not offered by us, and some are operated by entities having greater financial and other resources and longer operating histories than us. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to us. Some hospitals that either currently provide long-term and subacute care services or are converting their under-utilized facilities into long-term and subacute care facilities are also a potential source of competition to us. We compete with other facilities based on key competitive factors such as our reputation for the quality and comprehensiveness of care provided; the commitment and expertise of our staff; the innovativeness of our treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of our facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources.

     We also compete with other companies in providing rehabilitation therapy services and pharmaceutical products and services to the long-term care industry and in employing and retaining qualified therapists and other medical personnel. Many of these competing companies have greater financial and other resources than us. We may encounter increased competition in the future that would adversely affect our financial condition, results of operations and cash flows.

Employees and Labor Relations

     As of March 1, 2003, we had approximately 33,400 full-time and part-time employees. Of this total, there were 25,600 employees in our long-term and subacute care facilities, 3,000 employees in the rehabilitation therapy services operations, 1,000 employees in the pharmaceutical services operations, 1,300 employees in the temporary staffing business, 700 employees at the corporate and regional offices and 1,800 employees in other health care services. As we divest inpatient facilities pursuant to our restructuring initiative, the number of employees in our long-term and subacute care facilities will decrease accordingly and the number of employees is our ancillary businesses may also be reduced

     Certain of our employees in Alabama, California, Connecticut, Florida, Georgia, Massachusetts, New Jersey, New Mexico, Ohio, Tennessee and West Virginia are covered by collective bargaining contracts. The unions representing certain of our employees have from time to time gone on strike. Due to our financial condition, we did not raise the pay of certain workers in collective bargaining units in some of our Connecticut facilities in March 2003, as contemplated under our union contract. There can be no assurance that the unions will not go on strike in the future or that such strikes will not have a material adverse effect on our financial condition, results of operations and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 2.  Properties

     Inpatient Facilities. As of March 1, 2003, we operated 233 long-term care, subacute care and assisted living facilities. We operated 223 facilities pursuant to long-term operating leases or subleases, and we owned 10 facilities. We consider our properties in general to be in good operating condition and suitable for the purposes for which they are being used. Our facilities that are leased are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. Substantially all of our leasehold interests serve as collateral for our obligations under our Loan Agreements.

     We calculated our aggregate occupancy percentages for all of our long-term care, subacute care and assisted living facilities on a same store basis as 88.6%, 89.3% and 90.0% in the U.S. for the years ended December 31, 2002, 2001 and 2000, respectively. However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients. We compute occupancy percentages by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated.

     The following table sets forth certain information concerning the 233 long-term care, subacute care and assisted living facilities that we operated as of March 1, 2003, which consisted of 215 skilled nursing facilities, nine assisted living facilities and nine rehabilitation and long-term acute care hospitals. As part of our restructuring efforts, we may divest approximately 56% of the facilities in the table representing approximately 16,000 licensed beds during 2003. See Overview of Current Company Financial Condition."
State	Number of Licensed Beds (1)	Number of Facilities Leased Owned Total

California	7,330	74	2	76
Massachusetts	3,704	28	0	28
Georgia	1,672	12	3	15
Connecticut	1,410	8	1	9
Texas	1,126	8	0	8
Washington	1,101	12	0	12
New Hampshire	1,058	9	0	9
North Carolina	1,031	8	0	8
Arizona	1,006	6	0	6
Tennessee	915	8	1	9
Alabama	783	7	0	7
West Virginia	739	7	0	7
Idaho	706	6	1	7
New Jersey	580	4	0	4
Ohio	576	4	1	5
Illinois	470	4	0	4
Florida	470	3	0	3
Colorado	357	2	1	3
Maryland	343	2	0	2
New Mexico	291	4	0	4
Oklahoma	135	2	0	2
Kentucky	134	2	0	2
Louisiana	131	1	0	1
Virginia	120	1	0	1
Indiana	99	1	0	1
Total	26,287	223	10	233
	=============	=========	=========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)  "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use.

     Rehabilitation Services. As of March 1, 2003, we leased office space in 14 locations in 12 states to operate our rehabilitation therapy business. The number or the location of these operations could be affected by our restructuring efforts. See "Item 1. Business - Overview of Current Company Financial Condition."

     Pharmaceutical Services. As of March 1, 2003, we operated 32 regional pharmacies, two in-house long-term care pharmacies and one pharmaceutical billing and consulting center, which together provided pharmaceutical products and services in 18 states. All of these locations were leased. The number or the location of these operations could be affected by our restructuring efforts. See "Item 1. Business - Overview of Current Company Financial Condition."

     Other Operations. As of March 1, 2003, we leased approximately 76 locations in 23 states to operate our other businesses, including temporary medical staffing (CareerStaff), home health care (SunPlus) and medical laboratory and mobile radiology (SunAlliance). We lease our executive offices in Irvine, California and we lease one and own three corporate office buildings in Albuquerque, New Mexico.

Item 3. Legal Proceedings

     On February 28, 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we are violating the terms of the PIFJ. Pursuant to the PIFJ, which was entered in October 2001, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA has requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. We have commenced a constructive dialogue with the BMFEA and believe we have made good progress in demonstrating that we are in fact in compliance with the PIFJ. It is therefore not clear whether the BMFEA will assert that a material sum is due or payable and no estimate can be made of any amount that the BMFEA may ultimately seek. An adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter virgorously.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In March and April 1999, class action lawsuits were filed against us and three individuals who were at that time our officers, in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that we did not disclose material facts concerning the impact that PPS would have on our results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased our common stock during the class-action period. Pursuant to an agreement among the parties, we were dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint and the Motion is pending. We have responded in opposition to the Motion and we intend to vigorously defend the individual defendants in this matter, who are indemnified by us and covered by our insurance.

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased aggressiveness due to the heightened awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which we have significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is generally not available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

     We are seeking to restructure our portfolio of leases and mortgages under which we operates 56% of our long-term care facilities. In January 2003, we began withholding rent and mortgage payments with respect to these facilities. We have negotiated and continue to negotiate with many of our landlords and mortgage holders in an effort to achieve consensual resolution of these issues. However, several landlords and mortgage holders have threatened to commence eviction or similar proceedings against us. Additional actions seeking damages or other leasehold remedies may also be commenced. See "Item 1. Business - Overview of Current Company Financial Condition."

     We operate in industries that are extensively regulated. In the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. This regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holder

(a)	The annual meeting of our stockholders was held on October 29, 2002.
(b)

Directors were appointed to a one-year term as part of our emergence from bankruptcy proceedings, and were not elected at the annual meeting in 2002. The following directors have terms that expired as provided below:

John W. Adams, Gregory S. Anderson, Richard K. Matros, Charles W. McQueary, John F. Nickoll, Sanjay H. Patel, Bruce C. Vladeck, Steven L. Volla and Milton J. Walters have terms on the Board that expired on February 28, 2003; however, pursuant to the Articles and Bylaws of Sun Healthcare Group, Inc., those directors will remain in office until their successors are duly qualified and elected at the next annual meeting of stockholders, anticipated to be scheduled in June 2003.

(c)	The matters voted at the meeting and the results were as follows:
1. Approval of our Amended and Restated 2002 Non-Employee Director Equity Incentive Plan.
	For 5,841,103	Against 60,746	Abstain 473
2. Ratification of the appointment of Ernst & Young LLP as our independent public accountants for the fiscal year ended December 31, 2002.
	For 5,899,419	Against 2,903	Abstain -0-
(d)	Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     We began issuing our new common stock on February 28, 2002 as part of our Plan of Reorganization. Our new common stock began trading under the symbol "SUHG.OB" on the Over-the-Counter ("OTC") Bulletin Board on April 2, 2002. The following table shows the high and low sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated:
2002		High	Low
First	Quarter...................................................................	N/A	N/A
Second	Quarter...................................................................	$24.00	$13.00
Third	Quarter...................................................................	$16.50	$ 5.00
Fourth	Quarter...................................................................	$ 5.55	$ 1.00

     Our closing stock price on March 14, 2003 was $0.30. There were approximately 670 holders of record of our common stock as of March 7, 2003. We have never paid nor declared any dividends on our common stock. Our Loan Agreements restrict our ability to pay dividends.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data

     The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and related notes thereto (in thousands, except per share data):

At or for the
	Reorganized Company		Predecessor Company
Years Ended December 31,
	Ten Months Ended		Two Months Ended
	December 31, 2002(1)		February 28, 2002(2)	2001(3)	2000(4)	1995(5)	1998(6)

Total net revenues	$ 1,598,194	|	$ 301,846	$ 2,075,234	$ 2,458,928	$ 2,529,039	$3,088,460
Loss before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(437,576)	| | | | |	(5,203)	(69,116)	(545,455)	(1,076,481)	(689,842)
Loss before discontinued operations extraordinary item and cumulative effect of change in accounting principle	(437,986)	| | | | |	(5,350)	(69,437)	(545,711)	(1,076,642)	(743,419)
Discontinued operations	-	|	(7,639)	-	-	-	-
Extraordinary item	-	|	1,498,360	-	-	-	(10,274)
Cumulative effect of change in accounting principle	-	| |	-	-	-	(12,816	-
Net (loss) income	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)	$ (1,089,458	$ (753,693)
	===========	|	===========	==========	==========	===========	=========
Net loss per common and common equivalent share:		| |
Net loss before extraordinary item and cumulative effect of change in accounting principle:		| | | |
Basic	$ (43.80)	|	$ (.09)	$ (1.14)	$ (9.04)	$ (18.40	$ (14.29)
	===========	|	=========	=========	=========	============	=========
Diluted	$ (43.80)	|	$ (.09)	$ (1.14)	$ (9.04)	$ (18.40	$ (14.29)
	===========	|	=========	=========	=========	============	=========
Net (loss) income:		|
Basic	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)	$ (18.62	$ (14.49)
	=========	|	=========	=========	=========	============	=========
Diluted	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)	$ (18.62	$ (14.49)
	=========	|	=========	=========	=========	============	=========
Weighted average number of common and common equivalent shares:		| | |
Basic	10,000	|	61,080	61,096	60,347	58,504	52,008
	=========	|	=========	=========	=========	===========	=========
Diluted	10,000	|	61,080	61,096	60,347	58,504	52,008
	=========	|	=========	=========	=========	===========	=========
Working Capital (Deficit)	$ (74,244)	|	$ 69,762	$ (13,259)	$ (138,901)	$ (17,282	$ (539,636)
	=========	|	=========	=========	=========	===========	=========
Total Assets	$ 475,835	|	$ 828,416	$ 649,804	$ 849,988	$ 1,438,488	$ 2,468,038
	=========	|	=========	=========	=========	===========	=========
Liabilities subject to compromise	$ -	| |	$ -	$ 1,549,139	$ 1,529,928	$ 1,558,518	$ -
	=========	|	=========	=========	=========	===========	=========
Long-term debt	$ 196,223	|	$ 190,146	$ 78,235	$ 157,227	$ 145,541	$ 1,518,274
	======	|	======	======	======	=======	======
Stockholders' (deficit) equity	$ (187,218)	|	$ 237,600	$ (1,602,290)	$ (1,545,338)	$ (1,023,000	$ 33,759
	=========	|	=========	=========	=========	==========	=========
25 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(1)
Results for the ten month period ended December 31, 2002 include a non-cash charge of $407.8 million representing an impairment to our carrying values of goodwill and other long-lived assets (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements), a net non-cash gain on sale of assets of $8.7 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of the carrying amount of certain assets that we determined were not integral to our core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements).

(2)

Results for the two month period ended February 28, 2002 include a non-cash charge of $1,498.4 million representing an extraordinary gain on extinguishment of debt (see "Note 19- Gain on Extinguishment of Debt" in our consolidated financial statements), a net non-cash loss on discontinued operations of $7.6 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of the carrying amount of certain assets that we determined were not integral to our core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements) and a $1.4 million gain for reorganization items due to our chapter 11 filings (see "Note 17 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements).

(3)

Results for the year ended December 31, 2001 include a non-cash charge of $18.8 million representing an impairment to our carrying values of goodwill and other long-lived assets (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements), a net non-cash gain on sale of assets of $0.8 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of the carrying amount of certain assets that we determined were not integral to our core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements) and a $42.9 million charge for reorganization items due to our chapter 11 filings (see "Note 17 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements).

(4)

Results for the year ended December 31, 2000 include a non-cash charge of $191.3 million representing an impairment to our carrying values of goodwill and other long-lived assets (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements), a net non-cash gain on sale of assets of $21.4 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities, and reduction of the carrying amount of certain assets that we determined were not integral to our core business operations (see "Note 7 - Impairment of Long-Lived Assets and Assets Held for Sale" in our consolidated financial statements), a $1.1 million non-cash recovery of previously recorded cost for corporate and financial restructuring, a $2.5 million charge for legal and regulatory charges due to our chapter 11 filings (see "Note 17 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements) and a $335.9 million charge for reorganization items due to our chapter 11 filings (see "Note 17 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements).

26 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(5)

Results for the year ended December 31, 1999 include a non-cash charge of $457.4 million representing an impairment to our carrying values of goodwill and other long-lived assets, a net non-cash charge of $78.7 million due to the prepetition termination of certain facility lease agreements, the sale of certain other facilities and to reduce the carrying amount of certain assets that we determined were not integral to our core business operations, a $27.4 million charge for corporate and financial restructuring, a $2.5 million loss on the termination of the interest rate swaps and a $48.1 million charge for reorganization items due to our chapter 11 filings.

(6)

Results for the year ended December 31, 1998 include a non-cash charge of $397.5 million representing an impairment to our carrying values of goodwill and other assets, a non-cash charge of $206.2 million due to the termination of certain facility lease agreements, the sale of certain other facilities and to reduce the carrying amount of certain assets that we determined were not integral to our core business operations, a $22.5 million charge for legal and regulatory matters, a $4.6 million charge for restructuring costs in order to more closely align our inpatient, rehabilitation and respiratory therapy, and pharmaceutical and medical supplies segments and an extraordinary loss of $10.3 million, net of income tax benefit of $3.7 million, to permanently pay-down $300.0 million of the term loan portion of our senior credit facility in addition to the $3.7 million to retire $5.0 million of the Contour Medical, Inc. convertible debentures purchased by us.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Current Company Financial Condition

     Current Liquidity. Our net income in 2002 was $1,047.4 million, which includes $1.498.4million extraordinary gain on extinguishment of debt and $407.8 million loss on asset impairment, and our cash flow used for operating activities for 2002 was $41.2 million. These negative results are largely due to adverse conditions in the long-term care industry, including reductions in government support for long-term care providers, such as the failure of Congress to restore Medicare funding to the levels existing prior to October 1, 2002. At March 19, 2003, we had cash and cash equivalents of $6.0 million and borrowing availability under our Loan Agreements of $28.0 million. That availability resulted, in part, from our ceasing to pay rent on certain of our facilities as described below.  In addition, the report of our independent auditors as of December 31, 2002 and for the ten month period then ended is qualified as to our ability to continue as a going concern.  See report on page F-2 and "Note 2 - Basis of Reporting and Current Operating Environment."

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Defaults under Loan Agreements. We were not in compliance with certain financial covenants in our Revolving Loan Agreement at December 31, 2002 and we continue not to be in compliance. Pursuant to certain cross-default provisions, we are also in default under our Term Loan Agreement. The lenders under the Loan Agreements have continued lending to us in spite of the defaults, although they have reserved their rights to seek to exercise their remedies contained in the Loan Agreements. We cannot assure you that the lenders under those agreements will refrain from seeking to exercise their remedies, potentially including declaring all loan amounts outstanding to be immediately due and payable, realizing upon the lenders' security interests, denying us the right to further borrowing under the Revolving Loan Agreement and other remedies. It is likely that under those circumstances we would commence bankruptcy proceedings. We have classified the Loan Agreements as current obligations at December 31, 2002 and our liquidity remains an ongoing concern for us.

     Defaults under Leases and Mortgages. In our effort to reduce our costs, in January 2003, we initiated new restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to obtain rent concessions with respect to our under-performing facilities, and if we are unable to get sufficient rent concessions on a facility lease, then we will seek to transition operations of that facility to a new operator so that we will no longer be burdened by the losses generated by that facility. We are currently attempting to transition approximately 56% of our long-term care facilities to new operators. As of March 21, 2003, we had withheld payment of approximately $18.9 million in accrued rent and mortgage payments with respect to those facilities. In addition, we intend to continue withholding certain rent and mortgage payments until we complete the transition of each affected facility to new operators. Our restructuring efforts are likely to require nine to 12 months to complete and we may need to consider selling additional assets during that period in order to have sufficient liquidity to complete the restructuring. We cannot predict the extent to which landlords not receiving rent will seek to assert leasehold or other damages during the nine to 12 month restructuring period. If the landlords aggressively pursue and obtain such damages, we will likely be required to commence bankruptcy proceedings prior to the completion of our restructuring.

     2003 Restructuring. Our goal is to restructure our business so that we can fund our operations and working capital requirements while remaining a significant provider of skilled nursing and other long-term care facilities. We will also seek to reduce our overhead and other expenses significantly, commensurate with reducing the size of our long-term care facility portfolio. Although we have had encouraging discussions and are making progress with many landlords from whom we are seeking to obtain rent concessions or facility lease terminations, and have reached agreements in principle or final agreements with several of our landlords, no assurance can be given that we will be successful in our restructuring efforts. In addition, it is not certain that our available liquidity will provide us with sufficient time to allow us to reduce our overhead and other expenses as required for us to generate sustainable ongoing positive cash flow from our operations.

     Unless we are able to generate substantial cash flow from operations and/or raise cash from asset sales or additional financing, our current available cash and borrowing capacity will be insufficient to fund our ongoing operations. Even if our restructuring allows us to create a sustainable positive cash flow from our operations, a bankruptcy filing may, nonetheless, be required to restructure outstanding obligations and claims against us. Under any circumstance, it is not certain whether we can create or sustain any value for our common stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Emergence from Chapter 11 Bankruptcy Proceedings

     On October 14, 1999 (the "Filing Date"), we commenced chapter 11 bankruptcy proceedings. On February 6, 2002, the Bankruptcy Court approved our Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001. On February 28, 2002, we emerged from proceedings under the Bankruptcy Code pursuant to the terms of our Plan of Reorganization. See "Note 1 - Nature of Business - Reorganization" in our consolidated financial statements.

Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that our assets will be realized and our liabilities will be discharged in the normal course of business.  The report of our independent auditors as of December 31, 2002 and for the ten month period then ended is qualified as to our ability to continue as a going concern.  See report on page F-2 and "Note 2 - Basis of Reporting and Current Operating Environment."  E&Y has not adjusted our financial statements to reflect the possible consequences of that uncertainty. See "Note 2 - Basis of Reporting and Current Operating Environment."

     Under the chapter 11 proceedings commenced in 1999, certain claims against us in existence prior to the Filing Date were stayed while we continued our operations as a debtor-in-possession. These claims are reflected in the December 31, 2001 consolidated balance sheet as "liabilities subject to compromise." The payment of certain prepetition claims after the Filing Date (principally employee wages and benefits and payments to critical vendors and utilities) that were approved by the Bankruptcy Court reduced "liabilities subject to compromise." As part of our emergence from chapter 11 proceedings, all of the "liabilities subject to compromise" were discharged, reinstated or paid.

     We have determined that, generally, the fair market value of the collateral was less than the principal amount of our secured prepetition debt obligations; accordingly, we discontinued accruing interest on many of those obligations as of the Filing Date.

(a)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, temporary medical staffing services revenues, pharmaceutical services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations, when determined.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(b)  Accounts Receivable

     Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that we operate are the Medicare program and the various state Medicaid programs. The rehabilitation therapy service operations provide services to patients in unaffiliated long-term, rehabilitation and acute care facilities. The billings for those services are submitted to the unaffiliated facilities. Many of the unaffiliated long-term care facilities receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

     Estimated provisions for doubtful accounts are recorded each period as an expense to the consolidated statements of operations. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

(c)  Insurance

     It is our policy to self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     In January 2000, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. This program expired at the end of 2002. Commencing January 1, 2003, we have established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. These reserves are provided on an undiscounted basis in the period that the event occurred. Based on the results of the actuarial analysis prepared as of September 30, 2002, we recorded a pre-tax charge of $20.0 million related to an increase in patient care liability costs for prior policy years and revisions to the current year estimate based on increasing industry trends. As of December 31, 2002 and 2001, the reserves for such risk were approximately $108.0 million and $81.6 million, respectively. The actuarially determined range of reserves at December 31, 2002 was $98.8 million to $131.3 million. Provisions for such risks were approximately $44.1 million, $9.0 million, $58.1 million and $35.3 million for the ten months ended December 31, 2002, two months ended February 28, 2002 and years ended December 31, 2001 and 2000, respectively, and are included in operating expenses and corporate general and administrative expenses. At December 31, 2002 we had $12.0 million in pre-funded amounts restricted for payment of general and professional liability claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries for the 2000 through 2002 policy years and company analysis using industry development factors for prior years. We discount our workers' compensation reserves for the policy period January 1, 2002 through December 31, 2002 based on a 4% discount rate. The discounting of this policy period resulted in a reduction to our reserves of $3.7 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the ten months ended December 31, 2002, two months ended February 28, 2002, and the years ended December 31, 2002 and 2001 was $26.5 million, $3.4 million, $54.9 million and $27.4 million, respectively. The most recent actuarial analysis completed in November 2002 by our independent actuaries reflected an improvement in the claims trends for the 2001 and 2002 policy years. Based upon these results, we decreased our reserve by $6.0 million at September 30, 2002. We have recorded reserves of $65.3 million, and $29.5 million, as of December 31, 2002, and 2001, respectively. The range of estimated reserves at December 31, 2002 was $60.7 million to $71.3 million. At December 31, 2002 we had $57.4 million in pre-funded amounts restricted for payment of workers' compensation claims.

(d) Intangible Assets

Goodwill

     The Reorganized Company recorded $214.8 million in goodwill under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002.  In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") was issued, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Following is a summary of adjusted operating results reflecting the effects of adopting SFAS 142:
	Reorganized Company	Predecessor Company
	For The Ten Months Ended December 31, 2002	For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001	For The Year Ended December 31, 2000
(in thousands, except per share data)

Reported (loss) income	$ (437,986)	$ 1,485,371	$ (69,437)	$ (545,711)
Add back: Goodwill amortization	-	-	7,908	11,836
Adjusted income	$ (437,986)	$ 1,485,371	$ (61,529)	$ (533,875)
	===============	==============	================	================

Basic and Diluted (loss) income per share:
Reported income	$ (43.80)	$ 24.32	$ (1.14)	$ (9.04)
Goodwill amortization	-	-	.13	.20
Adjusted (loss) income per share	$ (43.80)	$ 24.32	$ (1.01)	$ (8.84)
	===============	==============	================	================

     In accordance with SFAS No. 142, we performed our annual impairment test during the fourth quarter of 2002. We evaluate goodwill for impairment on an annual basis and whenever events and circumstances indicate that these assets might be impaired if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

     The change in the carrying amount of goodwill for the ten months ended December 31, 2002 was as follows (in thousands):
Reorganized Company	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Consolidated

Balance as of March 1, 2002	$ 89,335	$ 56,660	$ 64,069	$ 4,753	$ 214,817
Adjustments to fresh-start accounting	18,981	335	379	449	20,144
Loss on impairment	(104,932)	(56,995)	(64,448)	(4,692)	(231,067)
Balance as of December 31, 2002	$ 3,384	$ -	$ -	$ 510	$ 3,894
	=============	=============	============	==========	=============

     During the ten month period ended December 31, 2002, we finalized our allocation of goodwill related to certain leased facilities that were purchased through the issuance of mortgages.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Indefinite Life Intangibles

     The Reorganized Company recorded $34.6 million in trademarks under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. We evaluate the recoverability of the trademarks by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of each trademark through a discounted cash flow analysis. The change in the carrying amount of trademarks for the ten months ended December 31, 2002 is as follows (in thousands):
Reorganized Company	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Consolidated

Balance as of March 1, 2002	$ 1,100	$ 9,900	$ 23,600	$ 34,600
Loss on impairment	(668)	(7,237)	(18,078)	(25,983)
Balance as of December 31, 2002	$ 432	$ 2,663	$ 5,522	$ 8,617
	==============	============	========	=========

Finite Life Intangibles

     The Reorganized Company recorded $28.2 million in favorable lease intangibles under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. We evaluate the recoverability of the favorable lease intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the lease. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value.

   The following is a summary of our finite lived favorable lease intangible assets at December 31, 2002 (in thousands):

Inpatient Services
Balance as of March 1, 2002	$ 28,191
Loss on impairment	(24,011)
Balance as of December 31, 2002	$ 4,180
==========

     The weighted-average amortization period for favorable lease intangibles is approximately five years at December 31, 2002. Amortization expense on the favorable lease intangibles totaled $6.8 million for the ten months ended December 31, 2002.

    Our estimated aggregate annual amortization expense for those intangibles for each of the next five years is approximately $0.8 million.

Asset Impairment

Impairment of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 as of January 1, 2002. Similar to SFAS No. 121, SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present. (See Note 2).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     During the fourth quarter of 2002, we recorded pretax charges totaling approximately $126.7 million for asset impairments in accordance with SFAS No. 144. The asset impairment charges consist of the following:

-	$81.6 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.
-	$42.8 million write-down of property and equipment in our Other Operations segment which consisted of $8.7 million for Shared Healthcare Systems and $34.1 million for our corporate headquarters.
-	$2.3 million write-down of property and equipment in our Pharmaceutical and Medical Supply Services segment.

    The October 1, 2002 elimination of certain funding under the Medicare program and the increase in our patient care liability costs affected our 2002 and future cash flows, and therefore, the fair values of each of our operating segments. This event led to an impairment assessment on each of our operating segments, including:

-	estimating the undiscounted cash flows to be generated by each of the segments over the remaining life of the primary asset; and
-

reducing the carrying value of the asset to estimated fair value when the total estimated undiscounted future cash flows were less than the current book value of the long-lived assets (excluding goodwill and other indefinite lived intangible assets).

     In estimating the undiscounted cash flows for the 2002 impairment assessment, we primarily used our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. We also considered our plans to transition approximately 56% of our under-performing long-term care facilities to new operators. In order to estimate the fair values of the entities, we used a discounted cash flow approach. A substantial change in the estimated future cash flows for these entities could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

     During the fourth quarter of 2001, we reviewed our projections for the future earnings of our businesses because actual results did not meet initial forecasts. Upon completion of the review, we recorded an impairment charge of approximately $18.8 million to reduce to estimated fair value our investment in goodwill and certain other long-lived assets within the Inpatient Services segment and software development division. The write-down of $14.5 million to the Inpatient Services segment was, primarily as a result of decreased future projections of net operating income (loss) and net cash flows due to lower revenue projections. The remaining $4.3 million write down to the software development division relates to the longer than expected time-to-market of certain of our products which adversely impacted the division's cash flow projections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     During the fourth quarter of 2000, we identified several factors that adversely impacted the future projections of net operating income (loss) and net cash flows for certain facilities, primarily in our Inpatient Services segment. These factors were: (i) the continuation of the tight labor market that increased our use of contract and temporary staffing, (ii) additional regulatory pressures within the healthcare industry, as a whole, including new laws in California that specify the labor dollars spent on patient care and increased the operating costs at a significant number of our facilities, and (iii) additional staffing and other overhead within our long-term care division to respond to survey results. During 2000, the Inpatient Services segment, which operates long-term care facilities, recognized an impairment of $189.3 million related to 141 of the 303 facilities it operated in the United States. The impairment was primarily due to the decrease of revenues as compared with profitability projections for each facility.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of this Interpretation to have a material effect on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We are currently assessing the potential impact on our financial condition and results of operations from the adoption of FIN 45.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Many of the provisions of SFAS No. 146 affect only the timing of when a liability is recorded and not the amount of the liability. Therefore, we do not expect there will be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 146.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement eliminates extraordinary accounting treatment for reporting most gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provision of this Statement will be effective for us beginning with the first quarter of fiscal year 2003. Debt extinguishment reported as extraordinary items prior to adoption of this Statement may be reclassified to an appropriate line item on the statement of operations, however we are evaluating whether this applies to the extraordinary item recorded in our emergence from bankruptcy. We do not expect there to be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS 145.

Reimbursement Matters

     We derive approximately 25% of our revenues from Medicare and approximately 46% from Medicaid. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients, and such amount is determined by classifying each patient into one of 44 resource utilization groups ("RUG"). The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, Congress enacted The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") to provide some relief to the industry. The BBRA and BIPA required four Medicare "add-on" payments: a 4% increase in per diem rates; a 16.7% increase in the nursing component of each RUG; a 20% increase for certain categories of high cost, medically complex patients; and a 6.7% increase for rehabilitation RUGs.

     On September 30, 2002, two of the add-on provisions of the Medicare payment regulations expired: the 4% add-on for all patient categories in the RUG system and the 16.7% add-on for nursing related costs. We currently estimate that our Medicare revenues decreased by approximately $8.6 million ($36.98 per patient day) for the period of October 1, 2002 to December 31, 2002, and we estimate, that based upon the number of facilities that we currently operate, we will experience a decrease of approximately $32.9 million for the year ended December 31, 2003 if these add-ons are not restored, although the decrease could be greater than anticipated. In addition to the elimination of the add-ons, CMS announced a 2.6% market basket increase in payments to skilled nursing facilities. For the period of October 1, 2002 to December 31, 2002, we estimate that the market basket increase resulted in approximately $2.1 million ($9.49 per patient day) in revenue, and we estimate, that based upon the number of facilities that we currently operate we will experience an increase of approximately $8.5 million in revenue to our inpatient facilities for the year ended December 31, 2003. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $24.4 million ($27.49 per patient day) for the year ended December 31, 2003.

     The remaining two add-on payments, the 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care, are scheduled to expire on the earlier of September 30, 2003 or at such time as CMS completes the case mix refinements. The refinements are intended to ensure nursing homes are fairly and accurately reimbursed for taking care of medically complex patients. CMS has determined that the research is not sufficiently advanced at the present time to implement the refinements in the 2003 Federal fiscal year. Although the add-ons will expire when these refinements are implemented, it is expected that the add-ons will be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced, we estimate that, based upon the number of long-term care facilities we currently operate our per beneficiary per diems would decrease by approximately $27.00, which would account for $27.5 million annually. The loss of these add-ons would have a material adverse effect on our financial position, results of operations and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. On December 31, 2002, CMS issued a final rule providing a 4.4% decrease to the payment fee, effective on March 1, 2003. However, the recently enacted federal spending bill for fiscal 2003 allowed CMS to revise the figures used in the statutory formula and increase the update from a negative 4.4% to a positive 1.6%.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive per patient per day for rehabilitation therapy. BBRA and BIPA placed a moratorium on that limitation; however, the moratorium expires on June 30, 2003.  We estimate the application of the limitation will reduce SunDance's revenue by approximately $7.2 million and our inpatient services revenue by $0.9 million for the six months ended December 31, 2003, based upon the number of long-term care facilities we currently operate.

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

     In a notice of proposed rulemaking issued on February 10, 2003, CMS proposed a significant change with respect to the reimbursement of Medicare Part A bad debts. The proposal would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting periods beginning October 1, 2003, 20% for cost reporting periods beginning October 21, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. Based upon the estimated Medicare bad debts that we will claim on our 2002 cost reports, we estimate that our Medicare revenues would decrease by approximately $0.8 million in 2004, $1.6 million in 2005 and $2.4 million in 2006 if the proposed changes are implemented.

     To summarize, we estimate that our Medicare revenues will decrease by approximately $34.6 million during the year ended December 31, 2003 as a result of the known changes to Medicare and assuming that we continue operating all of our facilities. This decrease includes: a $32.9 million decrease to inpatient revenues as a result of the expiration of the add-ons; a $8.5 million increase to inpatient revenues as a result of the market basket increase; a $7.2 million decrease to therapy revenues and a $0.9 million decrease in inpatient services revenues as a result of the expiration of the therapy cap moratorium; and a $2.1 million decrease in home health revenues as a result of legislative changes.

     The recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. States that have recently reduced Medicaid reimbursements, or are considering reducing Medicaid reimbursements, to long-term care facilities include, but are not limited to, California, Colorado, Idaho, New Mexico, Washington, Connecticut, Illinois, Massachusetts, Ohio, Georgia, Louisiana, New Jersey, Tennessee, and Texas. California's proposed changes would be the most significant to us because 76 of our facilities, or 33% of the facilities that we operated as of March 1, 2003, were in California. California has proposed a 15% cut in Medicaid payments to skilled nursing facilities, and we estimate that if the proposal is implemented then our Medicaid reimbursements at our facilities in California would decrease by approximately $17.00 per patient per day, which would result in a decrease of approximately $13.0 million for the period of July 1, 2003 to December 31, 2003 if we continued operating all 76 facilities during that period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

   There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our financial position, results of operations and cash flows.

Results of Operations

     The following tables set forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (in thousands):
	Reorganized Company and Predecessor Company Combined			Predecessor Company
	2002			2001		2000

Inpatient Services	$ 1,452,137	76.4%	|	$ 1,609,388	77.6%	$ 1,718,178	69.9%
Rehabilitation and Respiratory Therapy Services	163,157	8.6%	| |	175,159	8.4%	204,367	8.3%
Pharmaceutical and Medical Supply Services	258,898	13.6%	| |	257,579	12.4%	311,276	12.6%
International Operations	-	-%	|	23,887	1.1%	265,501	10.8%
Other Operations	181,637	9.6%	|	178,065	8.6%	171,430	7.0%
Corporate	222	-%	|	1,393	0.1%	1,381	0.1%
Intersegment eliminations	(156,011)	(8.2)%	|	(170,237)	(8.2)%	(213,205)	(8.7)%
Total Net Revenues	$ 1,900,040	100.0%	| |	$ 2,075,234	100.0%	$ 2,458,928	100.0%
	=======	====	|	=======	====	======	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and pharmaceutical services and medical supplies provided by our affiliated operations. Revenues for rehabilitation and respiratory therapy services provided to affiliated facilities were approximately $100.2 million, $99.5 million and $113.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues for pharmaceutical and medical supply services provided to affiliated facilities were approximately $51.6 million, $62.2 million and $88.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues for services provided by other non-reportable segments to affiliated facilities were approximately $4.2 million, $8.5 million and $11.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

   The following tables set forth the amount of net segment income (loss) for the years ended December 31 (in thousands):

Reorganized Company and Predecessor Company Combined		Predecessor Company
	2002	|	2001	2000
		|
Inpatient Services	$ (20,033)	|	$ (20,006)	$ (29,339)
Rehabilitation and Respiratory Therapy Services	21,614	|	12,691	16,391
Pharmaceutical and Medical Supply Services	17,545	|	4,235	(4,789)
International Operations	-	|	(249)	(21,521)
Other Operations	11,304	|	(9,469)	(15,341)
Net segment loss before Corporate	30,430	|	(12,798)	(54,599)
		|
Corporate	(75,646)	|	16,663	16,325
Net segment income (loss)	$ (45,216)	|	$ 3,865	$ (38,274)
	========	|	========	=======

     The net segment income (loss) amounts detailed above do not include the following items: legal and regulatory matters, net; gain (loss) on sale of assets, net; loss on termination of interest rate swaps; loss on asset impairment; restructuring costs; reorganization costs, net; income taxes; loss on discontinued operations, and extraordinary gain on extinguishment of debt. These amounts totaled approximately $1,002.1 million, $73.3 million and $507.4 million in 2002, 2001 and 2000, respectively.

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those related to managing our subsidiaries. In 2001 and 2000, we allocated certain corporate expenses of $85.1 million and $118.5 million, respectively, to our other segments through management fees and intersegment interest charges based on segment net revenues. In 2002, we discontinued this process. In 2001 and 2000, interest was charged based upon average net asset balances at rates determined by management.

     Our subsidiaries which operate inpatient facilities have historically used and continue to use pharmaceutical and rehabilitation services that are provided by separate subsidiaries of ours, SunScript and SunDance, respectively. Effective on January 1, 2002, the rates charged by SunScript and SunDance to our inpatient facilities were adjusted to more accurately reflect competitive, national market rates. While the change in these rates did not impact our consolidated results, we estimate that on a segment basis the pharmaceutical services and rehabilitation therapy services segments' net income in 2002 decreased by approximately $7.6 million and $4.3 million, respectively, and the inpatient ancillary services expenses decreased by approximately $11.9 million.

     In accordance with SOP 90-7, items of expense or income that are incurred or realized by us because we were in reorganization are classified as reorganization costs in our consolidated statements of operations. As a result, net segment income (loss) do not include interest earned subsequent to the Filing Date on cash accumulated because we are not paying our prepetition obligations. Interest earned prior to the Filing Date is included in net segment income (loss).  Debt discounts and deferred issuance costs that were written-off after the Filing Date in accordance with SOP 90-7 are not included in the net segment income (loss).  The amortization of debt discounts and deferred issuance costs prior to the Filing Date are included in net segment income (loss). Gain on sale of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment income (loss) which is consistent with their treatment prior to the Filing Date.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following discussions of the "Year Ended December 31, 2002 compared to the Year Ended December 31, 2001" and the "Year Ended December 31, 2001 compared to the Year Ended December 31, 2000" are based on the financial information presented in "Note 16 - Segment Information" in our consolidated financial statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Results of Operations

       We reported a net income for the year ended December 31, 2002 of $1,047.4 million compared to a net loss of $69.4 million for the prior year. The net income for the year ended December 31, 2002 included the following:

-	an extraordinary gain on extinguishment of debt of $1,498.4 million;

-	an asset impairment charge of $407.8 million;

-	a $20.0 million charge for patient care liability costs related to our inpatient services operation;

-	a favorable adjustment of $6.0 million related to workers' compensation insurance costs, primarily related to our inpatient services operation;

-	a $2.8 million increase in reimbursement reserve accounts due to the Medicaid reserves related to our inpatient services operation;

-	an $8.7 million gain on sale of assets, net primarily due to the reversal of accrued prepetition liabilities related to disposed facilities; and

-	a gain from reorganization activities of $1.5 million.

     Net income for the prior year included $42.9 million for reorganization costs, net, related to our bankruptcy and restructuring activities, a loss on asset impairments of $18.8 million and a restructuring charge of $1.1 million. In 2001, we recorded our settlement with the US government, which resulted in a charge of $11.0 million. In connection with the settlement, we reversed $52.1 million of net excess reserves related to routine cost limit exception payments. The reversal of the reserves is reflected as a component of net patient revenue in the 2001 consolidated statement of operations.

Net Revenues

     Our net revenues were $1,900.0 million during the year ended December 31, 2002 compared to $2,075.2 million for the prior year. The decrease in net revenues of approximately $175.2 million for the year ended December 31, 2002, as compared to the prior year, primarily consisted of the following:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	decreases of $122.4 million, $23.9 million and $17.7 million due to dispositions in our inpatient, international and ancillary operations, respectively;

-	a decrease of $34.8 million from facilities in our inpatient services operations which we operated during each year ended December 31, 2002 and 2001 ("same store operations");

-	an increase of $14.2 million caused by a decrease in intersegment eliminations;

-

a net increase of $3.6 million in our other operations segment, which is comprised of our temporary medical staffing operations, our mobile radiology, medical laboratory and home healthcare services and our software subsidiary; and

-	an increase of $1.3 million in our pharmaceutical and medical supply services operations.

   The unfavorable $34.8 million variance from inpatient services on a same store basis, reflects the impact of the aforementioned favorable adjustment of $52.1 million included in 2001 revenues. Without this adjustment in 2001, inpatient services' revenue on a same store basis increased by $17.3 million, primarily as a result of the following:
-	an increase of $12.2 million in Medicare revenue due to slightly higher Medicare rates that existed for all but the last three months of 2002;

-	an increase of $7.1 million in Medicaid revenues driven by a slight increase in Medicaid census and rates, offset in part by

-	a decrease of $2.0 million in private, commercial and other revenue caused by a decrease in census.

     Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, general and administrative expenses, and provision for losses on accounts receivable of $1,896.3 million during the year ended December 31, 2002 compared to $2,025.9 million during the prior year. Included in operating expenses, corporate general and administrative expenses is $155.3 million and $171.5 million of rent expense for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, rent expense for our inpatient services operations was approximately $143.6 million compared to $150.3 million for the year ended December 31, 2001. On a same store basis in the year-to-year comparison, rent expense increased $1.9 million from $139.2 million to $141.1 million due to scheduled rent increases for certain leases. The decrease of approximately $129.6 million in total corporate general and administrative expenses and provision for losses on accounts receivable primarily consisted of the following:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	decreases of $137.6 million, $23.0 million and $20.0 million due to dispositions in our inpatient, international and ancillary operations, respectively; and

-

a decrease of $8.7 million in our other segment primarily caused by the capitalization of certain costs for our software development subsidiary, which has achieved technical feasibility for its main software product.

-	a decrease $8.9 related to our efforts to reduce overhead and streamline general and administrative costs, primarily salaries.

These decreases were offset in part by:

-	an increase of $31.4 million due to same store operations in our inpatient services operations;

-

an increase of $14.2 million caused by a decrease in intersegment eliminations related to the sale of our respiratory therapy operations, which provided services to our inpatient services operations; and

-	a higher cost of goods sold of $3.6 million at our pharmacy operation caused by a higher mix of branded prescriptions of $9.9 million

-	an increase of $3.2 million in our rehabilitation and respiratory therapy services operations primarily driven by higher salaries expense.

     The increase in operating expenses for same store operations was due to the following items:
-	an increase of $36.3 million in salaries and wages due to an increase in the weighted average wage rate and our efforts to improve staffing levels,

-	an increase in health insurance expense of $9.4 million;

-	an increase of $5.0 million in purchased services;

-	an increase of $4.9 million in paid time off expense;

-	the aforementioned increase of $1.9 million in rent expense; and

-	an increase of $2.1 million in general professional liability insurance expense

These increases were offset in part by:

-	decreased workers' compensation expense of $17.6 million due to a more favorable history in our claims expense.

-	decreased supplies expense of $6.7 million as a result of more monitoring of our purchasing activity; and

-	lower contract labor of $4.8 million due to more effective controls and more competitive wages.

Interest Expense, net

     Interest expense of $16.1 million was recorded in the year ended December 31, 2002 compared to $12.6 million in the prior year. The increase of $3.5 million in interest was due primarily to the recognition of interest for all of our debt instruments. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. Had we not been under bankruptcy protection our interest expense, net for the year 2001 would have been $155.4 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Depreciation and Amortization

     Depreciation and amortization expense was flat compared to the prior year with $32.9 million for 2002 compared to $32.8 million for 2001.

Income Taxes

     We recorded a provision for income taxes of approximately $557,000 for the year ended December 31, 2002, primarily related to state income taxes. We increased our valuation allowance on our deferred tax assets by $ 139.4 million during 2002 to $615.5 million as of December 31, 2002. This valuation allowance is required under the guidance in statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," due to our historical operating performance and our cumulative net losses. Our realization of the deferred tax benefits primarily associated with our net operating losses ("NOL") is dependent upon our achieving sufficient future pre-tax income. Under federal income tax regulations we have up to 20 years to generate sufficient taxable income to realize the deferred benefits. Given the size of our pre-tax loss a valuation allowance is considered appropriate under the accounting standards.

     At December 31, 2002, we have Federal NOL carryforwards of $776.4 million with expiration dates from 2004 through 2022. Various subsidiaries have state NOL carryforwards totaling $1.06 billion with expiration dates through the year 2002. In addition, we have capital loss carryfowards of $11.3 million, of which $10.1 million will expire in 2004 and $1.2 million will expire in 2006. Our alternative minimum tax credit carryfoward of $4.3 million has no expiration date. Our $6.2 million of other tax credit carryforwards will expire in years 2005 through 2019.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Results of Operations

     We reported a net loss for the year ended December 31, 2001 of $69.4 million compared to a net loss of $545.7 million for the prior year. The net loss for the year ended December 31, 2001 included $42.9 million for reorganization costs, net, related to our bankruptcy and restructuring activities, a loss on asset impairments of $18.8 million and a restructuring charge of $1.1 million. In 2001 we recorded our settlement with the US government, which resulted in a charge of $11.0 million. In connection with the settlement we reversed $52.1 million of net excess reserves related to routine cost limit exception payments. The reversal of the reserves is reflected as a component of net patient revenue in the 2001 consolidated statement of operations.

     The net loss for the year ended December 31, 2000 included the following:
-

reorganization costs of $335.9 million, including a non-cash charge of $310.1 million to reduce the carrying amount of the medical supply operations and certain domestic inpatient facilities which were classified as assets held for sale in our consolidated 2000 balance sheet;

-	an impairment charge of $191.3 million primarily in our inpatient services operations;

-	a gain on sale of assets of $21.4 million; and

-	legal expenses of $2.5 million including a $1.2 million payment to the US government to allow us to transfer certain of our facilities to new operators.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net Revenues

     We had net revenues were $2,075.2 million during the year ended December 31, 2001 compared to $2,458.9 million for the prior year. The decrease in net revenues of approximately $383.7 million for the year ended December 31, 2001, as compared to the prior year, primarily consisted of the following:
-	decreases of $241.6 million, $230.8 million and $65.3 million due to dispositions in our international, inpatient and ancillary operations, respectively;

-

a decrease of $19.5 million in our rehabilitation therapy services operations primarily due to our termination of certain nonaffiliated contracts based on customers' credit-worthiness and contract profitability;

-	a decrease of $7.2 million due to the disposition of certain of our assisted living facilities.

These decreases were offset in part by:

-	an increase of $122.0 million due to facilities in our inpatient services operations which we operated during each year ended December 31, 2001 and 2000 ("same store operations");

-	an increase of $43.0 million caused by a decrease in intersegment eliminations related to the sale of our medical supply operations that had previously serviced many of our inpatient facilites;

-	a net increase of $6.6 million in our other segment, primarily driven by increases at our temporary staffing operation; and

-	an increase of $4.5 million in our pharmaceutical services operations due to our efforts to market the services to our inpatient facilities.

   The increase in net revenues of $122.0 million from our inpatient services operations on a same store basis for the year ended December 31, 2002, as compared to the prior year, was primarily due:
-	an increase of $77.1 million due to higher Medicare revenue driven by the favorable adjustment of $52.1 million included in 2001 revenues; and

-	an increase of $42.8 million in Medicaid rates and census.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, corporate general and administrative expenses and provision for losses on accounts receivable of $2,025.9 million during the year ended December 31, 2001 compared to $2,417.0 million for the prior year. Included in operating expenses, corporate general and administrative expenses is $171.5 million and $242.9 million of rent expense for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, rent expense for our inpatient services operations was approximately $150.3 million compared to $182.0 million for the prior year. On a same store basis in the year-to-year comparison, rent expense increased $1.0 million from $142.4 million to $143.4 million, due to scheduled rent increases in certain markets. The decrease of approximately $391.1 million in total corporate general and administrative expenses and provision for losses on accounts receivable primarily consisted of the following:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	decreases of $238.9 million, $228.0 million, and $66.6 million due to dispositions in our international, inpatient and ancillary operations;

-	a decrease of $12.9 million from our rehabilitation therapy services operation due to a reduction in labor minutes; offset in part by;

-	an increase of $139.8 million due to same store operations in our inpatient services operations; and

-	an increase of $5.3 million on higher costs of goods sold for our pharmaceutical operations.

     The increase in operating and administrative expenses of $139.8 million from same store operations in our inpatient services operations for the year ended December 31, 2001, as compared to the prior year and was due primarily to the following:
-	an increase of $54.9 million in benefits expense due to increased paid time-off costs;

-	$35.5 million of additional wages and salaries due to an increase in our weighted average wage rate and our efforts to improve staffing levels;

-	an increase in general and professional liability expense of $26.1 million driven by incremental increase in reserves for prior and current policy years;

-	an increase of $9.8 million due to higher registry costs; and

-	an increase of $7.5 million caused by higher supplies expense.

Interest Expense, Net

    Interest expense, net, decreased to $12.6 million for the year ended December 31, 2001, as compared to $34.3 million for the prior year. The decrease was primarily due to the determination in 2001 that certain debt obligations which existed prior to our bankruptcy filing were subject to compromise; as a result, we stopped recording interest expense in 2001. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. Contractual interest expense not paid or accrued was $142.8 million and $146.4 million for the years ended December 31, 2001 and December 31, 2000, respectively.

Depreciation and Amortization

     Depreciation and amortization expense decreased to $32.8 million for the year ended December 31, 2001, as compared to $45.9 million for the same period in 2000 primarily due to the impairment recorded in the fourth quarter of 2000, which reduced property and equipment balances by $59.7 million. In addition, the divestitures of inpatient facilities, and certain ancillary operations also contributed to $5.2 million of the variance.

Income Taxes

     The income tax provision relates to the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax filings. No overall tax benefit was recorded for this period for federal purposes since the realization of net operating loss carryforwards is uncertain.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

     As of March 12, 2003, we had cash and cash equivalents of approximately $6.0 million.

     In addition, the report of our independent auditors as of December 31, 2002 and for the ten month period then ended is qualified as to our ability to continue as a going concern.  See report on page F-2 and "Note 2 - Basis of Reporting and Current Operating Environment."

     On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. As agreed with the lenders under the Revolving Loan Agreement, we pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.50%) plus 3.50% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.50% (subject to certain adjustments). The effective interest rate as of December 31, 2002 on borrowings under the Revolving Loan Agreement was approximately 6.6%. The weighted average borrowing interest rate for the ten month period ended December 31, 2002 was 7.37%.  Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. The defined borrowing base as of March 19, 2003, was $111.4 million, net of specified reserves of $22.0 million, which includes a $5.0 million minimum availability reserve. As of March 19, 2003, we had borrowed approximately $57.3 million and had issued approximately $26.1 million in letters of credit under the Revolving Loan Agreement, leaving approximately $28.0 million available to us for additional borrowing.

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity is limited to $20.0 million. The Term Loan Agreement is secured primarily by a first security pledge of the stock of our subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of our other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of December 31, 2002 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we have made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement was approximately $37.5 million at December 31, 2002.

     The Loan Agreements require us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements.   For the quarter ended December 31, 2002, we were not in compliance with the following covenants: Indebtedness to EBITDA Ratio, tangible net worth, capital expenditure limits and minimum operating cash flow. As of March 21, 2003, the lenders under the Revolving Loan Agreement had not waived compliance with those covenants. Pursuant to certain cross-default provisions, we are also in default under the Term Loan Agreement. We can give no assurance that the lenders will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, realizing upon the lenders' security interests, and denying us the right to further borrowing under the Revolving Loan Agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We have classified the Revolving Loan Agreement and the Term Loan Agreement as current obligations. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 8.6% and 11.0%, respectively as of December 31, 2002.

     We have initiated restructuring efforts pursuant to which we are seeking to obtain rent concessions with respect to certain facilities that we operate, and to transition our operations of certain underperforming facilities to new operators. To date, we have identified approximately 56% of our facilities that we would seek to transition to new operators if we are unable to obtain satisfactory rent concessions on the facilities. Through March 21, 2003, we withheld approximately $18.9 million in accrued rent and mortgage payments on these facilities and they are classified as current obligations. We have also classified three mortgages as current obligations. We can give no assurance that the landlords and lenders will not seek to exercise their remedies under their respective leases and mortgages, including the potential acceleration of the principal and interest and/or forcing an involuntary bankruptcy. Additionally we will be required to compute outstanding interest under the mortgages using a rate of 18%, which represents the default rate of interest.

     At December 31, 2002, we had working capital deficit of $74.2 million and cash and cash equivalents of $21.0 million as compared to working capital deficit of $13.3 million and cash and cash equivalents of $50.6 million at December 31, 2001. The decrease in working capital is in large part, the result of reclassifying all amounts due under the Revolving Loan Agreement as current.

     For the ten months ended December 31, 2002, net cash used for operating activities was approximately $17.4 million. The net cash used for operating activities for the ten months ended December 31, 2002 is primarily from the paydown of accounts payable, self insurance obligations, liabilities related to discontinued operations, other accrued expenses and losses from operations. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million. Net cash provided by operating activities for the twelve months ended December 31, 2001 was approximately $24.4 million.

   We incurred capital expenditures of $34.7 million, $4.0 million, $30.3 million, and $55.4 million for the ten months ended December 31, 2002, two months ended February 28, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures. We had construction commitments as of December 31, 2002, under various contracts of approximately $6.1 million.

     On February 28, 2002, we delivered a $10.0 million promissory note to the United States of America as part of our settlement agreement with the federal government, of which $9.0 million remains outstanding. The remaining principal amount of the promissory note is payable as follows: $1.0 million on February 28, 2004; $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of December 31, 2002 was approximately 4.9%

     We continue to negotiate settlements of bankruptcy claims for periods prior to February 28, 2002 that were filed by various State Medicaid agencies. We expect to pay an aggregate of approximately $13.5 million to the State Medicaid agencies to resolve these claims, of which we have paid approximately $7.6 million as of December 31, 2002. The payments are expected to be made partly in cash, partly with promissory notes and potentially as set-offs against reimbursements payable to us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Contractual Obligations. The following table provides information about our contractual obligations at December 31, 2002 (in thousands):
	Payments Due by Years
	Total	2003	2004	2005	2006	2007	After 2007
Debt (excluding capital lease obligations)	$ 195,547	$123,871	$ 24,689	$ 19,406	$ 5,333	$ 4,251	$ 17,997
Capital lease obligations	676	312	364	-	-	-	-
Construction Commitments	6,112	6,112	-	-	-	-	-
Operating leases	771,256	135,271	132,626	120,686	92,177	68,064	222,432
Total	$973,591	$265,566	$157,679	$140,092	$97,510	$72,315	$240,429
	=======	======	======	======	======	======	======

Effects of Inflation

     Healthcare costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. Our operations could be adversely affected if we experience significant delays in receiving reimbursement rate increases from Medicaid and Medicare sources for our labor and other costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our Revolving Loan Agreement and Term Loan Agreement entered into on February 28, 2002, are sensitive to changes in interest rates.

     The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150 million. As agreed with the lenders, under the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.50%) plus 3.50% (subject to certain adjustments) and (ii) for the LIBOR Loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $100.0 million, we will incur additional interest expense of approximately $1.0 million annually.

     The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note") and together with the Term Loan, the "Term Debt". Under the Discount Note, our borrowing availability is approximately $20.0 million. Interest accrues on the Term Loan at the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) plus 4.00% and (ii) 9.00%. We will pay interest on the Discount Note for base rate borrowings a rate of interest equal to the greater of (i) prime (or, if higher, the federal funds rate plus 0.50%) and (ii) 2.65% and for Eurodollar borrowings a rate of interest equal to the Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus 0.50%. Under the Term Loan Agreement, interest accrues at the greater of (i) prime plus 4.00% and (ii) 9.00%. For each additional percentage point increase in the prime rate, assuming an outstanding balance of $40.0 million, we will incur additional interest expense of approximately $400,000 annually.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

   The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 8.6% and 11.8%, respectively as of December 31, 2002

Item 8. Financial Statements and Supplementary Data

     Information with respect to Item 8 is contained in our consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 8, 2002, we dismissed Arthur Andersen LLP as our principal independent accountants, and on June 27, 2002 engaged Ernst & Young LLP. Information regarding these events was filed on Forms 8-K on June 14, 2002 and June 28, 2002, respectively.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers as of March 20, 2003 were:

Name	Position with Sun

Richard K. Matros	Chairman of the Board and Chief Executive Officer
Kevin W. Pendergest	Executive Vice President and Chief Financial Officer
Steven A. Roseman	Executive Vice President, General Counsel and Secretary
Chauncey J. Hunker	Corporate Compliance Officer
Heidi J. Fisher	Senior Vice President of Human Resources
Jennifer L. Botter	Vice President and Corporate Controller
William A. Mathies	President of SunBridge Healthcare Corporation
Tracy A. Gregg	President of SunDance Rehabilitation Corporation
John W. Driscoll	President of SunScript Pharmacy Corporation
Kathryn Gay Kelley	President of CareerStaff Unlimited, Inc.
Jennifer L. Clarke	President of SunPlus Home Health Services, Inc. and SunAlliance Healthcare Services, Inc.
Mary K. Ousley	Executive Vice President of SunBridge Healthcare Corporation
John W. Adams	Director
Gregory S. Anderson	Director
Charles W. McQueary	Director
John F. Nickoll	Director
Sanjay H. Patel	Director
Bruce C. Vladeck	Director
Steven L. Volla	Director
Milton J. Walters	Director

     Richard K. Matros, age 49, has been our Chairman of the Board and Chief Executive Officer since November 2001. Mr. Matros served as Chief Executive Officer and President of Bright Now! Dental from 1998 to 2000. He served Regency Health Services, Inc., a publicly held long-term care operator, as Chief Executive Officer from 1995 to 1997, as President and a director from 1994 to 1997, and as Chief Operating Officer from 1994 to 1995. He served Care Enterprises, Inc. as Chief Executive Officer during 1994, as President, Chief Operating Officer and a director from 1991 to 1994, and as Executive Vice President - Operations from 1988 to 1991. Mr. Matros currently serves on the board of directors of Bright Now! Dental, Geriatrix, Inc., Meridian Neurocare, LLC and Protocare, Inc.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Kevin W. Pendergest, age 49, has been our Executive Vice President and the Chief Financial Officer since March 2002. Mr. Pendergest was the President and owner of Strategic Alliance Network, a healthcare services advisory firm, from 1995 to February 2002. From 1990 to 1995 he was Executive Vice President and Chief Financial Officer of GranCare, Inc., a publicly held long-term care company. From 1981 to 1989, Mr. Pendergest held various positions with Deloitte Haskins & Sells, the last of which was as Partner in Charge of Healthcare Consulting for the Western Region of the United States.

     Steven A. Roseman, age 44, has been our Executive Vice President, General Counsel and Secretary since May 2002. >From March 2001 to May 2002, Mr. Roseman was Counsel to the law firm of LeBoeuf Lamb Greene & MacRae, LLP. From 1997 to 2000, he was Senior Vice President, General Counsel and Secretary of American Health Properties, Inc., a NYSE-listed healthcare-oriented real estate investment trust. Previously, Mr. Roseman was Vice President Business Affairs Worldwide Pay Television for Paramount Pictures Corporation and, prior to that, was a partner in Ervin, Cohen & Jessup, a Beverly Hills, California law firm.

     Chauncey J. Hunker, Ph.D., age 52, has been our Corporate Compliance Officer since 2000. From 1996 to 2000, Dr. Hunker served as Vice President of Continuous Quality Improvement of SunDance Rehabilitation Corporation, our rehabilitation therapy subsidiary ("SunDance"). >From 1995 to 1996, he was a Clinical Director of SunDance, and from 1992 to 1995 he was Regional Vice President of Learning Services - Midwestern Regional Facility in Madison, Wisconsin. Dr. Hunker has also served as Adjunct Assistant Professor, Department of Neurology, at the University of Wisconsin Medical School since 1989.

     Heidi J. Fisher, age 46, has been our Senior Vice President of Human Resources since February 2002. From 1998 to 2002, Ms. Fisher was Vice President Human Resources of Bright Now! Dental, a dental practice management company. From 1997 to 1998, she was Corporate director of Human Resources at Covenant Care, Inc., a long-term care company. >From 1994 to 1997, Ms. Fisher was with Regency Health Services, Inc., a long-term care company, most recently with the title Senior Director of Human Resources. From 1987 to 1994, Ms. Fisher was Senior Manager of Human Resources with Volt Delta Resources, Inc.

     Jennifer L. Botter, age 40, has been our Vice President and Corporate Controller since 2000. From 1998 to 1999, Ms. Botter held various positions with us. From 1996 to 1998, she was Director of Finance for Fulcrum Direct, Inc., a manufacturer and cataloguer of children's apparel. From 1984 to 1996 she held financial consulting and accounting positions in the high technology and manufacturing industries.

     William A. Mathies, age 43, has been President of SunBridge Healthcare Corporation, our inpatient services subsidiary, since March 2002. From 1995 to March 2002, Mr. Mathies served as Executive Vice President of Beverly Enterprises, Inc., a long-term care company. Most recently, he was the Executive Vice President of Innovation/Services for Beverly. He previously served Beverly as President of Beverly Health and Rehabilitation Services, (the LTC subsidiary of Beverly), from 1995 to 2000, Vice President of Operations for California from 1988 to 1995, as a Regional Manager from 1986 to 1988 and as a facility administrator from 1981 to 1986.

     Tracy A. Gregg, age 49, has been the President of SunDance Rehabilitation Corporation, our rehabilitation therapy services subsidiary, since 2000. From 1987 to 1999, Ms. Gregg was employed by NovaCare, Inc in various capacities, most recently as Senior Vice President of Operations of the Long Term Care Division. Ms. Gregg has over 28 years of experience in the long term care industry.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     John W. Driscoll, age 42, has served as President of SunScript Pharmacy Corporation since 1996. From 1995 to 1996, Mr. Driscoll was Vice President Business & Administrative Operations for SunScript. From 1990 to 1995, Mr. Driscoll was employed by Diagnostek, Inc., a publicly traded pharmaceutical company, in various capacities, including Vice President Financial Analysis & Planning, Vice President Finance Pharmacy Operations, and Executive Vice President Finance. From 1984 to 1990, Mr. Driscoll was employed by KPMG Peat Marwick as an Audit Manager and prior to that as a Senior Accountant. From 1982 to 1984, he served as Staff Accountant at Deloitte Haskins & Sells. Mr. Driscoll was an executive officer of SunScript when it commenced chapter 11 bankruptcy proceedings in October 1999.

   Kathryn Gay Kelley, age 48, has served as President of CareerStaff Unlimited, Inc., our temporary medical staffing subsidiary, since February 2002. From 1993 to 2002, Ms. Kelley was employed by Nursefinders, Inc. in various capacities, including Branch Manager, Area Director and Vice President. From 1990 to 1993, Ms. Kelley was employed with Harris Methodist Health Systems as the Director of Employment and Employee Relations, and prior to that was employed with Alcon Laboratories as a Senior Staff Recruiter. Ms. Kelley, who is also a nurse, has worked in human resources and recruitment for over 20 years and has worked with both domestic and international recruitment.

     Jennifer L. Clarke, age 48, has served as President of SunPlus Home Health Services, Inc., our home healthcare services subsidiary, since 1997 and of SunAlliance Healthcare Services, Inc., our mobile radiology and laboratory services subsidiary, since 1999. >From 1995 to 1997, Ms. Clarke was Vice-President of the Southern California region home health services for Regency Health Services, Inc. and from 1990 to 1995 she served as Vice-President of Operations for LifeCare Solutions, a multi-site California based home health and home infusion company. From 1983 to 1990, she was the administrator of a hospital-based home health agency, West HealthCare. Ms. Clarke was an executive officer of SunAlliance and SunPlus when they commenced chapter 11 bankruptcy proceedings in October 1999.

     Mary K. Ousley, age 57, has served as Executive Vice President of SunBridge Healthcare Corporation since 2001. From 1999 to 2001, Ms. Ousley was Senior Vice President Health Service for Marriott International's Senior Living Division. From 1996 to 1999, Ms. Ousley was employed by Horizon Healthcare Corporation, which was acquired in 1997 by Integrated Health Services, Inc., as Vice President Clinical Services for Horizon and as Senior Vice President Government Affairs for Integrated Health Services. From 1991 to 1996, Ms. Ousley was Corporate Director Professional Services for the Hillhaven Corporation and from 1980 to 1991 she was Executive Administrator for EPI Healthcare Corporation. Ms. Ousley has been the Chairman of the American Health Care Association, the largest trade organization representing long-term care, since 2001. Over the past fifteen years, Ms. Ousley has been appointed to, and has made recommendations for, the General Accounting Office (GAO) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), and has served in various capacities as an advisor to the Centers for Medicare and Medicaid (CMS). She is currently serving on the CMS and Quality Improvement Organization's technical expert panel on the development and implementation of a quality improvement model for long-term care.

     John W. Adams, age 59, has served as a member of our Board of Directors since February 2002. Mr. Adams has served as President of Smith Management, LLC, a private investment firm, since 1984. Mr. Adams has served as Chief Executive Officer and President of Hawaiian Airlines, Inc., a publicly held airline since 2002. From 1972 to 1983 he was a partner at the law firm of Dillon, Bitar & Luther. Mr. Adams currently serves as Chairman of the Board of Hawaiian Airlines, Inc., which commenced bankruptcy proceedings in March 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Gregory S. Anderson, age 46, has served as a member of our Board of Directors since November 2001. Mr. Anderson has served as the President and Chief Executive Officer of Quality Care Solutions, Inc., a publicly held provider of software and services for the healthcare industry, since 1998. Prior to 1998 Mr. Anderson was in the venture capital business. From 1993 to 1998 he was President of Anderson & Wells Co., the venture capital manager of Sundance Venture Partners and El Dorado Investment Co. Mr. Anderson currently serves on the board of directors of Hawaiian Airlines, Inc., a publicly held airline (which commenced bankruptcy proceedings in March 2003), Glendora Hospital and Valley Commerce Bank.

     Charles W. McQueary, age 50, has served as a member of our Board of Directors since February 2002. Mr. McQueary served with ProMedCo, Inc., a national medical practice management company, as Chief Executive Officer from February 2001 to December 2001 and as Senior Vice President - Operations from May 1997 to February 2001. Mr. McQueary previously served as Regional Vice President of Med Partners, Inc. from 1995 to 1997 and as Chief Operating Officer and Chief Financial Officer of Asthma & Allergy CareAmerica, Inc. from 1993 to 1995. Prior to that, he held offices with other health care companies and various positions with independent accounting firms.  Mr. McQueary currently serves as Chairman of the board of directors of Corinthian Health Services, Inc.

     John F. Nickoll, age 68, has served as a member of our Board of Directors since February 2002. Mr. Nickoll has served as President, Chairman and Chief Executive Officer of the Foothill Group, Inc., a subsidiary of Wells Fargo, since 1970. Mr. Nickoll is also Managing General Partner of Foothill Partners, L.P., Foothill Partners II, L.P., Foothill Partners III, L.P. and Foothill Income Trust II, L.P., each of which invest in senior bank debt and other types of debt issues. Mr. Nickoll currently serves as a director of the Foothill Group, Inc. and CIM High Yield Securities, a closed end high yield bond fund.

     Sanjay H. Patel, age 42, has served as a member of our Board of Directors since February 2002. Mr. Patel has served as Co-President of GSC Partners, a private equity firm, since 1998. Mr. Patel served Goldman, Sachs & Co. as Managing Director in the Principal Investment Area from 1992 to 1998, in the Leveraged Buyout Department from 1987 to 1992 and in the Mergers and Acquisitions Department from 1983 to 1985. Mr. Patel currently serves on the Board of Directors of Alacrity Services, LLC, R.L. Winston Rod Company, Project Time & Cost, Inc., eTEC Ventures, Ltd., ForcesGroup, Ltd., Waddington North America, Inc., Tracmail (Bermuda) Ltd., Atlantic Express Transportation Group and GSCP Recovery, Inc.

     Bruce C. Vladeck, Ph.D., age 53, has served as a member of our Board of Directors since November 2001. Dr. Vladeck has served as Senior Vice President for Policy for Mount Sinai NYU Health, Director of the Institute for Medicare Practice and Professor of Health Policy and Geriatrics at the Mount Sinai School of Medicine since 1998. From 1993 to 1997, Dr. Vladeck was Administrator of the Health Care Financing Administration (HCFA) of the U.S. Department of Health and Human Services. From 1983 to 1993, Dr. Vladeck served as President of United Hospital Fund of New York. Dr. Vladeck currently serves on the board of directors of Senior Health Partners, a managed long-term care non-profit organization, and as a Trustee of Ascension Health, the March of Dimes Birth Defects Foundation and the Medicare Rights Center.

     Steven L. Volla, age 56, has served as a member of our Board of Directors since November 2001. Mr. Volla has served as President of Health Equities Management, Inc., an investor in and advisor to healthcare companies, since 1994. He served as Chairman of Primary Health Systems, Inc., an acute care hospital management company, from 1994 to 2001. He served as President, Chief Executive Officer and Chairman of the Board of American Healthcare Management, Inc., a publicly held hospital management company, from 1989 to 1994. He has also served Universal Health Services, Inc. as Senior Vice President - Operations and UHS Hospital Company as President. Mr. Volla currently serves on the board of directors of Pathmark Stores, Inc., a publicly held operator of supermarkets; Brown Schools, Inc., a privately held education company; and Specialty Hospital of America, a privately held long-term acute care hospital management company.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Milton J. Walters, age 60, has served as a member of our Board of Directors since November 2001. Mr. Walters has served with investment banking companies for over 30 years, including: Tri-River Capital since 1999 and from 1988 to 1997, as President; Prudential Securities from 1997 to 1999, most recently as Managing Director; Smith Barney from 1984 to 1988, most recently as Senior Vice President and Managing Director; Warburg Paribas Becker from 1965 to 1984, most recently as Managing Director. He currently serves on the Board of Directors of Decision One Corporation, Fredericks of Hollywood, Murray's Discount Auto, Quest Products Corporation and Chairman of MDHIO Marketing, Inc.

     Pursuant to our Joint Plan of Reorganization, our Board of Directors consists of nine members. The holders of the senior lender claims selected eight of the members: Messrs. Adams, Anderson, McQueary, Nickoll, Patel, Vladeck, Volla and Walters to serve on the Board for a one-year term ending February 28, 2003; however, each of those directors will continue to serve until their successors are duly elected and qualified. The Plan provides that the ninth member is our Chief Executive Officer, Mr. Matros. Beginning with the annual meeting of stockholders anticipated to be held in June 2003, the holders of Sun's common stock will elect the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act and the rules promulgated thereunder require our directors and executive officers and persons who own more than ten percent of our common stock to report their ownership and changes in their ownership of common stock to the Securities and Exchange Commission (the "Commission"). Copies of the reports must also be furnished to us. Specific due dates for the reports have been established by the Commission and we are required to report any failure of our directors, executive officers and more than ten percent stockholders to file by these dates.

     Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2002 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were met with the exception of: (i) John F. Nickoll, a member of our Board of Directors, filed two Forms 4 late, (ii) Jennifer L. Botter, an executive officer, filed a Form 4 late, and (iii) Highland Capital Management LP, a 10% stockholder at the time of filing, filed a Form 3 late.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides information concerning employment compensation for services to us and our subsidiaries for the fiscal years shown for those persons (the "Named Executive Officers") who were, during the year ended December 31, 2002, (i) the individuals who served as chief executive officer, and (ii) the other four most highly compensated executive officers.
		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation
Richard K. Matros (1) Chairman of the Board and Chief Executive Officer	2002 2001 2000	$ 650,000 85,000 -	$ 54,166 - -	$4,050,000(2) - -	150,000 - -	$ - - -
Kevin W. Pendergest (1) Executive Vice President and Chief Financial Officer	2002 2001 2000	351,442 - -	175,000(3) - -	- - -	200,000 - -	- - -
William A. Mathies (1) President of SunBridge Healthcare Corporation	2002 2001 2000	326,154 - -	- - -	- - -	100,000 - -	- - -
Tracy A. Gregg (1) President of SunDance Rehabilitation Corporation	2002 2001 2000	275,000 275,918 68,750	96,250 32,083 -	- - -	20,000 - -	- 1,275 -
John W. Driscoll President of SunScript Pharmacy Corporation	2002 2001 2000	229,613 207,309 186,604	75,250 53,900 36,750	- - -	20,000 - -	- 336 233

______________________
(1)	Mr. Matros joined us on November 7, 2001, Mr. Pendergest and Mr. Mathies joined us on February 28, 2002 and Ms. Gregg joined us on September 25, 2000.

(2)

We awarded Mr. Matros with a restricted stock grant of 150,000 shares on February 28, 2002 at a then-estimated value of $27.00 per share. The restricted stock vests as follows: 60,000 shares on February 28, 2003 and 30,000 shares on each of February 28, 2004, 2005 and 2006. The 150,000 restricted shares had an aggregate value of $208,500, based on the last reported sales price of the common stock on the Over-The-Counter Bulletin Board at December 31, 2002. To the extent we declare any dividends on our common stock, Mr. Matros' restricted shares would participate in any such dividends.

(3)	The Company awarded Mr. Pendergest this one-time sign-on bonus when he joined us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Option Grants in Last Fiscal Year

   The following table sets forth certain information concerning individual grants of stock options made to each of the Named Executive Officers during the year ended December 31, 2002:

	Individual Grants
	Number of Securities Underlying	% of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Options (1)	Year (%)	($/Sh) (2)	Date	5% 10%
Richard K. Matros	150,000	19.6%	$ 27.00	02/27/09	$1,648,755	$3,842,235
Kevin W. Pendergest	200,000	26.1	27.00	02/27/09	2,198,340	5,122,980
William A. Mathies	100,000	13.1	27.00	02/27/09	1,099,170	2,561,490
Tracy A. Gregg	20,000	2.6	27.00	02/27/09	219,834	512,298
John W. Driscoll	20,000	2.6	27.00	02/27/09	219,834	512,298

__________________________

(1)   All options were granted under our 2002 Management Equity Incentive Plan.

(2)   All options were granted at an exercise price equal to or greater than the fair market value of Common Stock on the option grant date. The closing price of our stock on March 7, 2003 was $0.25 per share. The options granted to Mr. Matros, Mr. Pendergest and Mr. Mathies will vest and become exercisable at a rate of 20% on the date of grant and 20% on the first four anniversaries of the date of grant. The options granted to Ms. Gregg and Mr. Driscoll vest and become exercisable at a rate of 25% on the first four anniversaries of the date of grant. All options become fully exercisable on the occurrence of a change in control as described in the plan pursuant to which each option was granted.

(3)   The potential realizable value is based on the exercise price of $27.00 per share. The closing price of our stock on March 7, 2003 was $0.25 per share.

Fiscal Year-End Option Values

     Set forth in the table below is information concerning the value of stock options held as of December 31, 2002 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2002.

	Number of Securities Underlying Unexercised Options-at-Year-End (#)		Value of Unexercised In-the-Money Options At-Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard K. Matros	30,000	120,000	$ -	$ -
Kevin W. Pendergest	40,000	160,000	-	-
William A. Mathies	20,000	80,000	-	-
Tracy A. Gregg	0	20,000	-	-
John W. Driscoll	0	20,000	-	-

__________________

(1)  The last reported sales price of the common stock, as reported on the Over-The-Counter Bulletin Board at December 31, 2002 was less than the exercise price of all stock options.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Compensation of Directors

     Our non-employee directors are entitled to receive: (i) an annual fee of $24,000, which is payable in four equal quarterly installments, (ii) $1,750 for each Board of Directors or Committee meeting attended in person, (iii) an additional $500 for each subsequent meeting attended that same day, and (iv) $500 for any meetings attended by telephone. In addition, each Chairperson of a Committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. Each of the non-employee directors is reimbursed for out-of-pocket expenses for attendance at Board and committee meetings. In addition, each of the non-employee directors has been awarded stock options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $27.00 per share.

Employment Agreements

     We entered into employment agreements with Mr. Matros, Mr. Pendergest and Mr. Mathies. These agreements represent an annual obligation to us of approximately $1.5 million and they have various renewal options and expiration terms. In addition to the base salary, the officers are entitled to annual bonuses for each fiscal year in which we achieve or exceed certain financial performance targets. If the targets are achieved, depending upon the individual's agreement and how much the targets are exceeded, the bonuses range from 50% to 100% of base salary. Pursuant to the agreements, these officers received options to purchase an aggregate of 450,000 shares of common stock at an exercise price of $27.00 per share. The options vest over the four-year period ending 2006.

     The employment agreements generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreements), then the employee would be entitled to a lump sum severance amount equal to two years of base salary, unless the event occurred within two years of a change of control, in which case they would each be entitled to three years of base salary. Additionally, each employee would be entitled to any earned but unpaid bonus and certain of the employees would also be entitled to one or two times the amount of the bonus which would have been earned in the year of termination (depending upon the terms of the applicable agreement.)

Severance Agreements

    We have entered into Severance Agreements with Mr. Driscoll pursuant to which he would receive a severance payment in the event of his Involuntary Termination of employment (as defined in the agreement). The severance payment would be equal to 18 months of his then-current salary. In addition to the severance payment, he would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to him immediately prior to termination.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our Board of Directors currently consists of Steven Volla, John Nickoll and Bruce Vladeck. None of these individuals has ever been an officer or employee of ours. None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters

     The following table and footnotes set forth certain information regarding the beneficial ownership of common stock as of March 17, 2003 by (i) each director, (ii) the Named Executive Officers (as defined above) and (iii) all directors and executive officers of ours as a group.
Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(1)

John W. Adams	750	(2)	*
Gregory S. Anderson	750	(2)	*
John W. Driscoll	5,000	(2)	*
Tracy A. Gregg	5,000	(2)	*
William A. Mathies	43,000	(3)	*
Richard K. Matros	220,000	(4)	2.2%
Charles W. McQueary	750	(2)	*
John F. Nickoll	1,021,609	(5)	10.4%
Sanjay H. Patel	1,181,528	(6)	12.0%
Kevin W. Pendergest	87,500	(7)	*
Bruce C. Vladeck	750	(2)	*
Steven L. Volla	750	(2)	*
Milton J. Walters	5,750	(8)	*
All directors and executive officers as a group (20 persons, including those named above)	2,598,012	(5)(6)(9)	25.8%

_____________________

*        Less than 1.0%
(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 17, 2003 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	Consists solely of shares that could be purchased pursuant to stock options.

(3)	Consists of 3,000 shares held by the Mathies Family Trust and 40,000 shares that could be purchased pursuant to stock options.

(4)

Includes (i) 90,000 restricted shares awarded under our 2002 Management Equity Incentive Plan which remain subject to a risk of forfeiture and (ii) 60,000 shares that could be purchased pursuant to stock options.

57 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(5)

Includes 1,020,859 shares held by The Foothill Group, Inc. and its affiliates, of which Mr. Nickoll is an executive officer. The shares are subject to shared voting and investment power. See table below. Also includes 750 shares that could be purchased pursuant to stock options.

(6)

Includes 1,180,778 shares held by GSC Recovery, Inc., and its affiliates. The shares may be subject to shared voting and dispositive power. Mr. Patel disclaims beneficial ownership of these securities. See table below. Also includes 750 shares that could be purchased pursuant to stock options.

(7)	Includes 3,000 shares held by the Pendergest Children's Trust of 1991 and 80,000 shares that could be purchased pursuant to stock options.

(8)	Includes 750 shares that could be purchased pursuant to stock options.

(9)

Includes (i) 90,000 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture, (ii) 217,875 shares that could be purchased pursuant to stock options and (iii) 6,000 shares held in family trusts.

     The following table and footnotes set forth certain information regarding the beneficial ownership of common stock as of March 17, 2003 by each person believed by us to be the beneficial owner of more than five percent of Common stock of ours.
Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(1)
GSC Recovery, Inc. 500 Campus Drive Suite 220 Florham Park, NJ 07932	1,181,528 (2)	12.0%
The Foothill Group, Inc. 2450 Colorado Avenue Suite 3000 Santa Monica, CA 90404	1,021,609 (3)	10.4%
James Dondero Highland Capital Management, L.P. Two Galleria Tower 13455 Noel Road, Suite 1300 Dallas, TX 75240	943,779 (4)	9.6%
JP Morgan Chase Bank 1 Chase Manhattan Plaza 8th Floor New York, NY 10081	540,043 (5)	5.5%
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

58 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(2)

Based on information included in a Form 4 filed with the Commission on March 17, 2003. Consists of (i) 1,180,778 shares beneficially held by Greenwich Street Capital Partners II, L.P., GSCP (NJ), L.P., GSCP (NJ), Inc., Greenwich Street Investments II, L.L.C., GSC Recovery II, L.P., GSC Recovery II GP, L.P., GSC Recovery, Inc., GSC Recovery IIA, L.P. and GSC Recovery IIA GP, L.P. and (ii) 750 shares that could be purchased pursuant to stock options.

(3)

Based on information included in a Form 4 filed with the Commission on March 13, 2003. Consists of (i) 1,020,859 shares beneficially held by The Foothill Group, Inc., Foothills Partners III, L.P., Stearns Family Trust 2001, Dennis R. Ascher, Jeffrey T. Nikora Family Trust, John F. Nickoll Living Trust, Foothill Income Trust, L.P., FIT GP, LLC, Foothill Partners IV, L.P., and FP IV GP, LLC, and (ii) 750 shares that could be purchased pursuant to stock options held by John F. Nickoll.

(4)

Based on information included in a Form 3 filed with the Commission in January 2003 and the number of shares issued to Highland in February 2003 pursuant to our Plan of Reorganization. Consists of shares held by Highland Capital Management, L.P. and Highland Crusader Offshore Partners, L.P.

(5)

Based on information included in a schedule 136 filed with the Commission in February 2003 and on the number of shares subsequently issued to J.P. Morgan Chase Bank in February 2003 pursuant to our Plan of Reorganization.

     The following table presents, as of December 31, 2002, compensation plans (including individual compensation arrangements) under which equity securities of ours are authorized for issuance.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	800,000	$ 27.00	110,000
Equity compensation plans not approved by security holders	-	-	-

Total	800,000	$ 27.00	110,000

Item 13. Certain Relationships and Related Transactions

     Prior to Mr. Pendergest joining us as Executive Vice President and Chief Financial Officer in March 2002, he served as the court appointed examiner during our chapter 11 bankruptcy proceedings. Mr. Pendergest provided these services as an independent contractor of Crossroads, LLC, of which he had no ownership interest. The bankruptcy court approved all of the payments made to Mr. Pendergest in his capacity as the examiner. In addition to Mr. Pendergest, Crossroads provided other professionals and consultants to assist with us. During 2002, we paid Crossroads a total of approximately $148,709 for services rendered, plus expenses, inclusive of the amounts paid for Mr. Pendergest's services.

     Sanjay H. Patel is a member of our Board of Directors and the Co-President of GSC Partners. Mr. Patel is a managing member, executive officer, limited partner or shareholder of certain entities affiliated with, or related to, other entities which, in the aggregate, beneficially own more than 10% of our common stock (see "Item 10 - Directors and Executive Officers of the Registrant" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management") or hold an aggregate of $10.4 million principal amount of indebtedness outstanding under our Loan Agreements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     John F. Nickoll is a member of our Board of Directors and the President, Chairman and Chief Executive Officer of The Foothill Group, Inc. and the Managing Member of FIT GP, LLC, the General Partner of Foothill Income Trust, L.P. Through its affiliates, The Foothill Group, Inc. beneficially holds more than 10% of our common stock. See "Item 10 - Directors and Executive Officers of the Registrant" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management." Foothill Income Trust L.P. is a party to our Loan Agreements and as of March 12, 2003 we were indebted to Foothill Income Trust L.P. under those agreements for approximately $13.9 million.

     Highland Capital Management LP beneficially holds approximately 9.6% of our common stock. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters." Highland Capital Management LP is a party to our Loan Agreements and as of March 12, 2003 we estimate that we were indebted to Highland Capital Management under those agreements in excess of $12.5 million.

PART IV

Item 14. Controls and Procedures

     Our management, including our Chief Executive Officer (who also serves as Chairman of the Board) and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures within the 90-day period prior to the filing of this report pursuant to the Exchange Act Rule 13a-14. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date we completed this evaluation. We remain vigilant in our ongoing examination of our internal controls and continue to make ongoing enhancements.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Financial Statement Schedules

     (i) Financial Statements:

           Report of Ernst & Young, LLP, Independent Auditors

           Report of Independent Public Accountants

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 2002 and 2001

           Consolidated Statements of Operations for the ten months ended December 31, 2002, two months ended February 28, 2002 and years ended December 31, 2001 and 2000

           Consolidated Statements of Stockholders' Equity (Deficit) for the ten months ended December
                31, 2002, two months ended February 28, 2002 and years ended December 31, 2001 and
                2000

           Consolidated Statements of Cash Flows for the ten months ended December 31, 2002, two months ended February 28, 2002 and years ended December 31, 2001 and 2000

           Notes to Consolidated Financial Statements

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     (ii)  Financial Statement Schedules:

                     Report of Independent Public Accountants

                      Schedule II Valuation and Qualifying Accounts for the years ended December 31,
                          2002, 2001 and 2000

(All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or not required).

(b)  Reports on Form 8-K

      We did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

(c)  Exhibits
Exhibit Number	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc.

3.2(1)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(2)	Form of Registration Rights Agreement among Sun Healthcare Group, Inc. and the parties named therein dated as of February 28, 2002

4.2(1)	Warrant Agreement dated February 28, 2002 between Sun Healthcare Group, Inc. and American Stock Transfer & Trust Company

4.3(1)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

10.1(2)

Loan and Security Agreement dated February 28, 2002 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, Heller Healthcare Finance, Inc., as Collateral Agent and Lender, Citicorp, USA, Inc., as Administrative Agent and Lender and certain other lending institutions

10.2(2)

Term Loan and Note Purchase Agreement dated February 28, 2002 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, U.S. Bank as Administrative Agent and certain other lending institutions

10.3(2)	2002 Management Equity Incentive Plan of Sun Healthcare Group, Inc.

10.4(2)	Form of Expense Indemnification Agreement between Sun Healthcare Group, Inc. and certain former and current directors and officers

10.5(2)	Form of Severance Agreement with Chauncey J. Hunker
61 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
10.6(3)	Joint Plan of Reorganization dated December 18, 2001

10.6.1(3)	Amendments to Joint Plan of Reorganization

10.7(3)	Disclosure Statement dated December 18, 2001

10.8(2)	Employment Agreement with Richard K. Matros dated February 28, 2002

10.9(2)	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Sun Healthcare Group, Inc. dated July 12, 2001

10.10(4)	Employment Agreement with Kevin W. Pendergest dated February 28, 2002

10.11(4)	Employment Agreement with William A. Mathies dated February 28, 2002

10.12(4)	Employment Agreement with Steven A. Roseman dated May 22, 2002

10.13*	Employment Agreement with Heidi J. Fisher dated February 11, 2002

10.14(5)

Intercreditor Agreement dated February 28, 2002 by and among Sun Healthcare Group, Inc. and its subsidiaries named therein, US Bank, National Association, Citicorp USA, Inc., and Heller Healthcare Finance, Inc.

10.15(4)	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.16*	Severance Agreement with John W. Driscoll dated January 8, 2003

10.17*	Severance Agreement with Jennifer Clarke dated January 30, 2003

10.18*	Severance Agreement with Mary Ousley dated March 29, 2002

21*	Subsidiaries of the Registrant

99.1*	Written Statement of Chief Executive Officer

99.2*	Written Statement of Chief Financial Officer

_______________

*       Filed herewith.

(1)  Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002.

(2)  Incorporated by reference from exhibits to our Form 10-K filed on March 29, 2002.

(3)  Incorporated by reference from exhibits to our Form 8-K dated February 28, 2002, as amended on Form 8-K/A.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(4) Incorporated by reference from exhibits to our Form 10-Q filed on August 15, 2002.

(5) Incorporated by reference from exhibits to our Form 10-Q filed on May 15, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

March 26, 2003

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints each of Richard K. Matros and Michael T. Berg as his attorney-in-fact, to sign this Report on his or her behalf, individually and in the capacity stated below, and to file all supplements and amendments to this Report and any and all instruments or documents filed as a part of or in connection with this Report or any amendment or supplement thereto, and any such attorney-in-fact may make such changes and additions to this Report as such attorney-in-fact may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 26, 2003 in the capacities indicated.
Signatures	Title

/s/ Richard K. Matros Richard K. Matros	Chairman of the Board and Chief Executive Officer (Principle Executive Officer)

/s/ Kevin W. Pendergest Kevin W. Pendergest	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer L. Botter Jennifer L. Botter	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ John W. Adams John W. Adams	Director

/s/ Gregory S. Anderson Gregory S. Anderson	Director

/s/ Charles W. McQueary Charles W. McQueary	Director

/s/ John F. Nickoll John F. Nickoll	Director

/s/ Sanjay H. Patel Sanjay H. Patel	Director

/s/ Bruce C. Vladek Bruce C. Vladek	Director
65 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
/s/ Steven L. Volla Steven L. Volla	Director

/s/ Milton J. Walters Milton J. Walters	Director

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Richard K. Matros, certify that:

1. I have reviewed this annual report on Form 10-K of Sun Healthcare Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Richard K. Matros
Richard K. Matros Chief Executive Officer

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Kevin W. Pendergest, certify that:

1. I have reviewed this annual report on Form 10-K of Sun Healthcare Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Kevin W. Pendergest
Kevin W. Pendergest Executive Vice President and Chief Financial Officer

SUN HEALTHCARE GROUP, INC.  AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Sun Healthcare Group, Inc.

     We have audited the accompanying consolidated balance sheet of Sun Healthcare Group, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the ten month period then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the ten month period ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company (i) as of December 31, 2001 and for the two year period then ended and (ii) for the two month period ended February 28, 2002 were audited by other auditors who have ceased operations and whose reports dated March 18, 2002 and April 29, 2002, respectively, expressed unqualified opinions on those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the December 31, 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the ten month period then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements of the Company as of December 31, 2002, and for the ten month period then ended have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company reported a net loss from operations of $438.0 million for the ten month period ended December 31, 2002, and has a negative working capital deficiency of $74.2 million and a net capital deficiency of $187.2 million at December 31, 2002.   These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Dallas, Texas
March 21, 2003

NOTE: The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
March 18, 2002

NOTE: The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Sun Healthcare Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Sun Healthcare Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of March 1, 2002, and the related consolidated statements of income (loss), stockholders' equity and cash flows for the two months ended February 28, 2002 (pre-confirmation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective February 28, 2002, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court for the District of Delaware and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Sun Healthcare Group, Inc. and subsidiaries as of March 1, 2002, and the results of their operations and their cash flows for the two months ended February 28, 2002, in conformity with accounting principles generally accepted in the United States.

/s/  Arthur Andersen LLP
    Arthur Andersen LLP

Albuquerque, New Mexico
April 29, 2002

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	Reorganized Company	| |	Predecessor Company
	December 31, 2002	|	December 31, 2001
		|
Current assets:		|
Cash and cash equivalents	$ 21,013	|	$ 50,649
Accounts receivable, net of allowance for doubtful accounts of $45,905 and $73,819 at December 31, 2002 and 2001, respectively	227,929	| |	204,733
Inventories, net	21,846	|	20,415
Other receivables, net of allowance of $1,174 and $2,566 at December 31, 2002 and 2001, respectively	4,762	| |	9,556
Assets held for sale	6,333	|	-
Restricted cash	76,739	|	-
Prepaids and other assets	12,437	|	5,653
		|
Total current assets	371,059	|	291,006
		|
Property and equipment, net	67,714	|	133,216
Assets held for sale	-	|	18,158
Notes receivable, net of allowance of $5,245 and $3,650 at December 31, 2002 and 2001, respectively	1,506	| |	4,895
Goodwill, net	3,894	|	177,202
Other assets, net	31,662	|	25,327
Total assets	$ 475,835	|	$ 649,804
	=========	|	========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands except share data)
	Reorganized Company		Predecessor Company
	December 31, 2002	|	December 31, 2001
Current liabilities:		|
Current portion of long-term debt	$ 124,183	|	$ 54,975
Accounts payable	63,728	|	30,335
Accrued compensation and benefits	66,723	|	79,328
Accrued self-insurance obligations	116,010	|	47,097
Income taxes payable	12,700	|	12,430
Other accrued liabilities	61,959	|	80,100
		|
Total current liabilities	445,303	|	304,265
		|
Liabilities subject to compromise	-	|	1,549,139
Accrued self-insurance obligations, net of current portion	65,876	|	51,380
Long-term debt, net of current portion	72,040	|	23,260
Unfavorable lease obligations	56,526	|	-
Other long-term liabilities	23,028	|	22,544
		|
Total liabilities	662,773	|	1,950,588
		|
Commitments and contingencies		|
		|
Minority interest	280	|	5,405
		|
Company-obligated mandatory redeemable convertible preferred securities of a subsidiary trust holding solely 7% convertible junior subordinated debentures of the Predecessor Company	-	| | |	296,101
		|
Stockholders' equity (deficit):		|
Reorganized Company preferred stock of $.01 par value, authorized 10,000,000 shares, zero shares were issued and outstanding as of December 31, 2002.	-	| | |	-
Reorganized Company common stock of $.01 par value, authorized 50,000,000 shares, 9,321,020 shares issued and outstanding as of December 31, 2002.	93	| | |	-
Predecessor Company common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 shares issued and outstanding as of December 31, 2001	-	| | |	652
Additional paid-in capital	253,375	|	825,099
Accumulated deficit	(437,986)	|	(2,400,655)
	(184,518)	|	(1,574,904)
Less:		|
Unearned compensation	(2,700)	|	-
Predecessor Company common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001	-	| |	(27,376)
Predecessor Company grantor stock trust, at market, 1,915,935 shares as of December 31, 2001	-	| |	(10)
Total stockholders' deficit	(187,218)	|	(1,602,290)
Total liabilities and stockholders' equity (deficit)	$ 475,835	|	$ 649,804
	=============	|	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Reorganized Company		Predecessor Company
	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2001
		|
Total net revenues	$ 1,598,194	|	$ 301,846	$ 2,075,234	$ 2,458,928
Costs and expenses:		|
Operating costs	1,499,127	|	285,116	1,895,662	2,230,423
Corporate general and administrative	81,030	|	15,862	104,315	153,133
Depreciation and amortization	28,405	|	4,465	32,785	45,881
Provision for losses on accounts receivable	14,787	|	417	25,972	33,496
Loss on asset impairment	407,760	|	-	18,825	191,316
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002, and $142,800 and $146,406 for the twelve months ended December 31, 2001 and 2000, respectively)	13,375	| | | |	2,672	12,635	34,269
Legal and regulatory matters, net	-	|	-	11,000	2,480
Restructuring costs (gain), net	-	|	-	1,064	(1,090)
Gain on sale of assets, net	(8,714)	|	-	(825)	(21,400)
Total costs and expenses	2,035,770	|	308,532	2,101,433	2,668,508
Loss before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(437,576)	| |	(6,686)	(26,199)	(209,580)
Reorganization costs (gain), net	-	|	(1,483)	42,917	335,875
Loss before income taxes, discontinued operations and extraordinary item	(437,576)	|	(5,203)	(69,116)	(545,455)
Income taxes	410	|	147	321	256
Loss before discontinued operations and extraordinary item	(437,986)	|	(5,350)	(69,437)	(545,711)
		|
Discontinued Operations:		|
Loss from discontinued operations	-	|	(1,569)	-	-
Loss on write-down of assets held for sale	-	|	(6,070)	-	-
Loss on discontinued operations	-	|	(7,639)	-	-
		|
Loss before extraordinary item	(437,986)	|	(12,989)	(69,437)	(545,711)
Extraordinary gain on extinguishment of debt, net	-	|	1,498,360	-	-
Net (loss) income	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)
	========	|	========	=======	========
Net (loss) income per common and common equivalent share:		|
Loss before discontinued operations and extraordinary item		|
		|
Basic and diluted	$ (43.80)	|	$ (.09)	$ (1.14)	$ (9.04)
	=======	|	=======	=======	========
Net (loss) income:		|
		|
Basic and diluted	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)
	=======	|	=======	=======	========
Weighted average number of common and common equivalent shares outstanding:		| |
		|
Basic and diluted	10,000	|	61,080	61,096	60,347
	=======	|	=======	=======	========

 See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
Reorganized Company				Predecessor Company
For the Ten Months Ended December 31, 2002				For the Two Months Ended February 28, 2002		For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Shares	Amount	|	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock			|
Issued and outstanding at beginning of period	8,800	$ 88	| |	65,209	$ 652	65,231	$ 652	63,937	$ 639
Elimination of common stock	-	-	|	(65,209)	(652)	-	-	-	-
Conversion of 7% Convertible Trust Issued Preferred Securities	-	-	| | |	-	-	-	-	1,335	13
Cancellation of Restricted Stock Awards	-	-	| |	-	-	(22)	-	(41)	-
Issuance of common stock	521	5	|	8,800	88	-	-	-	-
Common Stock Issued and outstanding at end of period	9,321	93	| | |	8,800	88	65,209	652	65,231	652
	=========		|	========		=========		========
Additional Paid-in Capital			|
Balance at beginning of period		237,512	|		825,099		825,147		798,305
Other		-	|		(360)		-		-
Elimination of additional paid-in capital		-	| |		(824,739)		-		-
Conversion of 7% Convertible Trust Issued Preferred Securities		-	| | |		-		-		26,860
Adjustment to market value of common stock held by the Grantor Stock Trust		-	| | | |		-		(50)		(18)
Issuance of common stock in excess of par value		15,863	| |		237,512		-		-
Cancellation of Restricted Stock Awards		-	| |		-		2		-
Additional paid-in capital at end of period		253,375	| |		237,512		825,099		825,147
			|
Accumulated Deficit			|
Balance at beginning of period		-	| |		(2,400,655)		(2,331,218)		(1,785,507)
Net (loss) income		(437,986	)|		1,485,371		(69,437)		(545,711)
Elimination of accumulated deficit		-	| |		915,284		-		-
Accumulated deficit at end of period		(437,986	| )|		-		(2,400,655)		(2,331,218)
			|
Accumulated Other Comprehensive Loss			| |
Balance at beginning of period		-	|		-		(12,483)		(5,017)
Foreign currency translation adjustment, net of tax		-	| |		-		12,483		(7,466)
Accumulated other comprehensive loss at end of period		-	| | |		-		-		(12,483)
Total		(184,518	)|		237,600		(1,574,904)		,517,902)
			|
Unearned Compensation			|
Balance at beginning of period		-	|		-		-		(3,966)
Restricted Stock Awards		(4,050	)|		-		-		3,966
Restricted stock vested		1,350	|		-		-		-
Unearned compensation at end of period		(2,700	)| |		-		-		-
			|
Common Stock in Treasury			| |
Balance at beginning of period		-	|	2,213	(27,376)	2,213	(27,376)	2,213	(27,376)
Elimination of treasury stock		-	|	(2,213)	27,376	-	-	-	-
Common stock in treasury at end of period		-	| | |	-	-	2,213	(27,376)	2,213	(27,376)
			|	========		=========		========
Grantor Stock Trust			|
Balance at beginning of period		-	|	1,916	(10)	1,916	(60)	1,916	(78)
Elimination of grantor stock trust		-	| |	(1,916)	10	-	-	-	-
Adjustment to market value of common stock held by the Grantor Stock Trust		-	| | | |	-	-	-	50	-	18
Grantor stock trust at end of period		-	| |	-	-	1,916	(10)	1,916	(60)
			|	========		=========		========
Total stockholders' equity (deficit)		$ (187,218	)|		$ 237,600		$ (1,602,290)		$ (1,545,338)
		======	|		======		======		=======

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized Company		Predecessor Company
	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
Cash flows from operating activities:		|
Net (loss) income	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:		| |
Extraordinary gain on extinguishment of debt, net	-	|	(1,498,360)	-	-
Reorganization costs (gain), net	-	|	(1,483)	42,917	335,875
Depreciation and amortization	28,405	|	4,465	32,785	45,881
Amortization of favorable and unfavorable lease intangibles	(2,535)		-	-	-
Provision for losses on accounts receivable	14,787	|	417	25,972	33,496
Gain on sale of assets, net	(8,714)	|	-	(825)	(21,400)
Loss on write-down of assets held for sale	-	|	6,070	-	-
Loss on asset impairment	407,760	|	-	18,825	191,316
Legal and regulatory matters, net	-	|	-	11,000	1,245
Restricted Stock Compensation	1,350	|	-	-	-
Other, net	1,320	|	716	9,596	(20,186)
Changes in operating assets and liabilities:		|
Accounts receivable, net	(15,797)	|	(7,368)	(36,914)	(18,720)
Inventories, net	(1,748)	|	(473)	526	5,295
Other receivables, net	-	|	819	5,727	3,403
Restricted cash	(1,373)	|	(4,430)	(558)	1,279
Prepaids and other assets	(5,575)	|	(2,391)	(4,750)	1,052
Accounts payable	28,210	|	(8,601)	21,473	(8,295)
Accrued compensation and benefits	(6,708)	|	(1,792)	(15,995)	17,634
Accrued self-insurance obligations	13,094	|	(4,094)	21,487	(10,154)
Income taxes payable	(498)	|	693	1,067	2,115
Other accrued liabilities	(20,114)	|	(2,793)	(45,080)	(3,401)
Liabilities subject to compromise	-	|	10,865	-	-
Accrued self-insurance obligations, net of current portion	-	|	3,150	28,661	-
Unfavorable lease obligations	-	|	(101)	(2,910)	(4,535)
Other long-term liabilities	(408)	|	(2,004)	339	9,479
Minority interest	(563)	|	362	46	131
Net cash (used for) provided by operating activities before reorganization costs	(7,093)	| |	(20,962)	43,952	15,799
Net cash paid for reorganization costs	(10,321)	|	(2,781)	(19,583)	(17,520)
Net cash (used for) provided by provided by operating activities	(17,414)	| |	(23,743)	24,369	(1,721)
Cash flows from investing activities:		| |
Capital expenditures, net	(34,701)	|	(3,971)	(30,330)	(55,366)
Proceeds from sale of assets held for sale	17,885	|	-	18,164	24,980
Proceeds from redemption of strategic investment	-	|	-	10,115	-
Repayment (issuance) of long-term notes receivable	1,067	|	168	885	(6,088)
Other, net	798	|	142	2,626	4,562
Net cash (used for) provided by investing activities	(14,951)	|	(3,661)	1,460	(31,912)
Cash flows from financing activities:		| |
Net (payments) borrowings under Revolving Credit Agreement	(10,958)	| |	-	-	-
Net (payments) borrowings under DIP Financing	-	|	(55,382)	(12,441)	54,901
Long-term debt borrowings	-	|	112,988	3,842	9,667
Long-term debt repayments	(4,396)	|	(13)	(82)	(14,663)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	| |	(7,966)	(3,017)	(3,406)
Other, net	(412)	|	(3,728)	(1)	(4)
Net cash (used for) provided by financing activities	(15,766)	|	45,899	(11,699)	46,495
Effect of exchange rate on cash and cash equivalents	-	|	-	(1,070)	(320)
Net (decrease) increase in cash and cash equivalents	(48,131)	|	18,495	13,060	12,542
Cash and cash equivalents at beginning of period	69,144	|	50,649	37,589	25,047
Cash and cash equivalents at end of period	$ 21,013	|	$ 69,144	$ 50,649	$ 37,589
	==============	|	============	============	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(1)  Nature of Business

     References throughout this document to the Company include Sun Healthcare Group, Inc. and our consolidated subsidiaries.

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) pharmaceutical services with inpatient services representing the most significant portion of our business. We operated 237 long-term care facilities in 25 states and provide rehabilitation and pharmaceutical services to both company-operated and non-affiliated facilities.

Reorganization

   On February 6, 2002, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved our Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001. On February 28, 2002, we emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of our Plan of Reorganization.

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 (the "Filing Date") until February 28, 2002. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity. See Notes 17, 18 and 19 for additional information about our emergence from bankruptcy and fresh-start accounting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

    As used in this Form 10-K, the term "Predecessor Company" refers to our operations for periods prior to March 1, 2002, while the term "Reorganized Company" is used to describe our operations for periods beginning March 1, 2002 and thereafter.

Comparability of Financial Information

     The adoption of fresh-start accounting as of March 1, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, we believe that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position, results of operations and cash flows of the Predecessor Company for periods prior to March 1, 2002 generally are not comparable to those of the Reorganized Company.

 (2)  Basis of Reporting and Current Operating Environment

     Our consolidated financial statements as of December 31, 2002, and for the ten month period then ended have been prepared under accounting principles generally accepted in the United States assuming that we will continue as a going concern. We recorded a net loss and had negative cash flows from operations of $438.0 million and $17.4 million, respectively, for the ten month period ended December 31, 2002. We have negative working capital and a stockholders' deficit of $74.2 million and $187.2 million, respectively, at December 31, 2002. Our net loss was primarily the result of a $407.8 million impairment charge recorded during the fourth quarter of 2002 (See Note 7). In addition, we are not in compliance with financial covenants on certain long-term debt obligations totaling $121.7 at December 31, 2002 (See Notes 4 and 5). Accordingly, we have classified these debt obligations as current liabilities in the accompanying consolidated balance sheet as of December 31, 2002. We are also in non-compliance with certain financial covenants contained in certain lease agreements for 32 of our long-term care facilities at December 31, 2002, which gives the lessors the right to require us to relinquish leased facilities.

     We have initiated restructuring efforts pursuant to which we are seeking to obtain rent concessions with respect to certain facilities that we operate, and to transition our operations of certain underperforming facilities to new operators. To date, we have identified approximately 56% of our facilities that we would seek to transition to new operators if we are unable to obtain satisfactory rent concessions on the facilities. Through March 21, 2003, we have withheld approximately $18.9 million in accrued rent and mortgage payments with respect to those facilities. They are classified as current obligations in 2003. We have also classified three mortgages as current obligations at December 31, 2002. We can give no assurance that the landlords and lenders will not seek to exercise their remedies under their respective leases and mortgages, including the potential acceleration of the principal and interest. Additionally we will be required to compute outstanding interest under the mortgages using an "Advance Rate" of 18%, which represents the default rate of interest.

     We currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments) and settle our other liabilities in 2003. If we are unable to generate sufficient cash flow levels, there is a substantial prospect that we and/or one of more of our subsidiaries would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     In addition to our lease restructuring efforts, we have taken the following actions:

(a)	evaluated the opportunity to sell assets in order to improve our short-term liquidity position;
(b)	intensified collection efforts on older accounts receivable not included in the borrowing base under our Revolving Loan Agreement to improve cash flows;
(c)	implemented stricter controls over operating and overhead costs and cost reduction initiatives; and
(d)	begun negotiations with third party financial institutions in order to secure liquidity availability during the lease restructuring initiative.

     No assurance can be given that the actions discussed above, or any future actions taken by us, will improve our cash flows, liquidity availability or future operating prospects.

     The consolidated financial statements as of December 31, 2002, and for the ten-month period then ended, do not include any adjustments to reflect the possible future effects to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty regarding our ability to continue as a going concern.

(3)  Summary of Significant Accounting Policies

(a) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, self-insurance obligations, goodwill and other intangible assets and loss accruals. Actual results could differ from those estimates.

(b)  Principles of Consolidation

     The consolidated financial statements include the accounts of our greater than 50% owned subsidiaries. Investments in companies owned less than 20% are carried at cost. All significant intersegment accounts and transactions have been eliminated in consolidation.

(c)  Cash and Cash Equivalents

     We consider all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(d)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, rehabilitation services revenues, temporary medical staffing services revenues, pharmaceutical services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations.

     Revenues from Medicaid accounted for approximately 46.0%, 45.3%, 45.3% and 41.7%, of our net patient revenue for the ten month period ended December 31, 2002, the two month period ended February 28, 2002 and the years ended December 31, 2001 and 2000, respectively. Revenues from Medicare comprised approximately 25.3%, 25.7%, 25.8% and 21.0% of our net patient revenue for the ten month period ended December 31, 2002, the two month period ended February 28, 2002 and the years ended December 31, 2001 and 2000, respectively.

     Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Changes in estimates related to third party receivables resulted in an increase in net revenues of approximately $1.1 million and $2.0 million for the ten month and two month periods ended December 31, 2002 and February 28, 2002, respectively, and an increase in net revenues of approximately $50.9 million and $2.1 million for the years ended December 31, 2001 and 2000, respectively.

(e)  Accounts Receivable

     Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that we operate are the Medicare program and the various state Medicaid programs. Approximately 51.7% and 51.6% of our gross patient accounts receivable at December 31, 2002 and 2001, respectively, are due from such programs. The rehabilitation, respiratory therapy service, and pharmaceutical operations provide services to patients in Company-operated and unaffiliated long-term, rehabilitation and acute care facilities. The billings for services to unaffiliated facilities are submitted to those facilities. Many of the unaffiliated long-term care facilities also receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

     Estimated provisions for doubtful accounts are recorded each period as an expense to the statement of operations. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(f)  Inventories

     Our inventories relate to the long-term and subacute care operations and pharmaceutical services operations. The long-term and subacute care operations inventories are stated at the lower of cost or market. The pharmaceutical services operations inventories are stated at cost, which is based on average wholesale price.

(g)  Property and Equipment

     Property and equipment is stated at the lower of carrying value or fair value. Property and equipment held under capital lease is stated at the net present value of future minimum lease payments. Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - 5 to 40 years; leasehold improvements-the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - 3 to 20 years. We capitalize interest directly related to the development and construction of new facilities as a cost of the related asset.

(h)  Software Development Costs

     Through a majority owned subsidiary, we are internally developing software that we plan to use in our operations and to market to unaffiliated long-term care providers. In June 2002, we established technological feasibility, and we have capitalized $2.4 million of software development costs as of December 31, 2002. The costs are reported at the lower of unamortized cost or net realizable value. Prior to June 2002, software development costs were expensed and are included in operating expenses in the accompanying consolidated statements of operations.

(i)  Reorganization Costs (Gain)

     Reorganization costs (gain) under Chapter 11 are items of expense or income that were incurred or realized by us because we were in reorganization. These included, but were not limited to, professional fees and similar types of expenditures incurred directly relating to the Chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by us because we were not paying our prepetition liabilities. See Note 17.

(j)  Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply the intrinsic value method of APB 25, but have complied with the new disclosure requirements of SFAS No. 148. See Note 12.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(k)  Net Income (Loss) Per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

(l)  New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of this Interpretation to have a material affect on our consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 clarifies the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," ("SFAS No. 5") relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We are currently assessing the potential impact on our financial condition and results of operations from the adoption of FIN 45.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Many of the provisions of SFAS No. 146 affect only the timing of when a liability is recorded and not the amount of the liability. Therefore, we do not expect there will be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS No. 146.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement eliminates extraordinary accounting treatment for reporting most gains or losses on debt extinguishments, and amends certain other existing accounting pronouncements. The provision of this Statement will be effective for us beginning with the first quarter of fiscal year 2003. Debt extinguishment reported as extraordinary items prior to adoption of this Statement may be reclassified to an appropriate line item on the statement of operations however, we are evaluating whether this applies to the extraordinary item recorded in our emergence from bankruptcy. We do not expect there to be a material effect on our consolidated financial position or results of operations as a result of adopting SFAS 145.

(m) Reclassifications

     Our presentation of our self-insurance obligations and related funding accounts is presented on a gross basis at December 31, 2002. Such amounts are shown on a net basis at December 31, 2001.

(4)  Loan Agreements

      On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. As agreed with the lenders under the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.50%) plus 3.50% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.50% (subject to certain adjustments). The effective interest rate as of December 31, 2002 on borrowings under the Revolving Loan Agreement was approximately 6.6%. The weighted average borrowing interest rate for the ten month period ended December 31, 2002 was 7.37%.  Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. The defined borrowing base as of December 31, 2002, was $102.6 million, net of specified reserves of $26.0 million, which includes a minimum availability reserve of $10.0 million. As of December 31, 2002, we had borrowed approximately $62.0 million and had issued approximately $37.7 million in letters of credit under the Revolving Loan Agreement, leaving approximately $2.9 million available to us for additional borrowing.

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity is limited to $20.0 million. The Term Loan Agreement is secured primarily by a first security pledge of the stock of our subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of our other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of December 31, 2002 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we have made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement was approximately $37.5 million at December 31, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     As of December 31, 2002, we were not in compliance with the following covenants: Indebtedness to EBITDA Ratio, tangible net worth, capital expenditure limits and minimum operating cash flow. The lenders under the Revolving Loan Agreement had not waived compliance with those covenants. Pursuant to certain cross-default provisions, we are also in default under the Term Loan Agreement as well. We can give no assurance that the lenders will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, realizing upon the lenders' security interests, and denying us the right to further borrowing under the Revolving Loan Agreement.

     We have classified the Revolving Loan Agreement and the Term Loan Agreement totaling $99.5 million as current obligations as of December 31, 2002. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 8.6% and 11.0%, respectively as of December 31, 2002.

     In connection with entering into the Loan Agreements, we incurred deferred financing costs of $3.5 million, which are amortized using the effective interest method over the lives of the Loan Agreements. Failure to amend and obtain waivers of the financial covenants may materially and adversely affect our financial position, results of operations and cash flows.

(5)  Long-Term Debt

   As a result of the Chapter 11 filings, substantially all short and long-term debt at the Filing Date were classified as "liabilities subject to compromise" in our consolidated balance sheet as of December 31, 2001 in accordance with SOP 90-7. We did not pay any principal or accrue any interest on prepetition obligations between October 14, 1999 and February 28, 2002 except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note. The total amount of interest that was not required to be paid is parenthetically disclosed in the consolidated statements of operations.

   We are in default under mortgages for three skilled nursing facilities, and we have classified the three mortgages totaling $22.2 million as current obligations as of December 31, 2002. Subsequent to year-end, the lender has asserted that we are in default of the mortgages. These facilities are included in the restructuring initiative discussed in Note 2, and we are currently in discussions with the lender to transition these facilities to new operators. We can give no assurance that the lender will not seek to exercise its remedies under the mortgage agreements, including acceleration of the principal and interest.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

Long-term debt consisted of the following as of the periods indicated (in thousands):

	Reorganized Company	| |	Predecessor Company
	December 31, 2002	| |	December 31, 2001
Senior Credit Facility:		|
Predecessor Company Revolving Credit	$ -	|	$ 437,066	(1)
Predecessor Company Term Loans	-	|	358,981	(1)
Revolving Loan Agreement	62,030	|	-
Term Loan Agreement	37,480	|	-
9 1/2% Senior Subordinated Notes due 2007	-	|	250,000	(1)
9 3/8% Senior Subordinated Notes due 2008	-	|	150,000	(1)
Convertible Subordinated Debentures due 2004, interest at 6.0% per annum	-	| |	83,300	(1)
DIP Financing Agreement	-	|	54,586
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities (with a book value of $60.8 million as of December 31, 2002)	72,898	| | |	53,102	(2)
Industrial Revenue Bonds	7,915	|	8,365	(1)
Senior Subordinated Notes due 2002, interest at 11-3/4% per annum	-	| |	6,161	(1)
Convertible Subordinated Debentures due 2003, interest at 6-1/2% per annum	-	| |	1,382	(1)
Other long-term debt	15,900	|	30,947	(3)
Total long-term debt	196,223	|	1,433,890
Less long-term debt subject to compromise	-	|	(1,355,655)
Less amounts due within one year	(124,183)	|	(54,975)
Long-term debt, net of current portion	$ 72,040	|	$ 23,260
	============	|	============

     Long-term debt at December 31, 2002 and December 31, 2001 includes amounts owed under fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt.
(1)	Classified as "liabilities subject to compromise" in our consolidated balance sheet as of December 31, 2001.

(2)	Approximately $46,023 was classified as "liabilities subject to compromise" in our consolidated balance sheet as of December 31, 2001.

(3)	Approximately $14,377 was classified as "liabilities subject to compromise" in our consolidated balance sheet as of December 31, 2001.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

The scheduled maturities of long-term debt as of December 31, 2002 are as follows (in thousands):
2003	$ 124,183
2004	25,053
2005	19,406
2006	5,333
2007	4,251
Thereafter	17,997
$ 196,223
================

(6)  Property and Equipment

     Property and equipment at December 31 consisted of the following (in thousands):

	Reorganized Company		Predecessor Company
	December 31, 2002		December 31, 2001

Land	$ 4,658	|	$ 16,153
Buildings and improvements	29,874	|	21,433
Equipment	35,906	|	94,904
Leasehold improvements	24,968	|	22,496
Construction in progress	2,451	|	6,329
Total	97,857	|	161,315
Less accumulated depreciation	(30,143)	|	(28,099)
Property and equipment, net	$ 67,714	|	$ 133,216
	============	|	===========

(7)  Impairment of Long-Lived Assets and Assets Held for Sale

Intangible Assets

Goodwill

     The Reorganized Company recorded $214.8 million in goodwill under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") was issued, which established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     Following is a summary of adjusted operating results reflecting the effects of adopting SFAS 142:
	Reorganized Company	Predecessor Company
	For The Ten Months Ended December 31, 2002	For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001	For The Year Ended December 31, 2000
(in thousands, except per share data)

Reported (loss) income	$ (437,986)	$ 1,485,371	$ (69,437)	$ (545,711)
Add back: Goodwill amortization	-	-	7,908	11,836
Adjusted income	$ (437,986)	$ 1,485,367	$ (61,529)	$ (533,875)
	===============	==============	================	================

Basic and Diluted (loss) income per share:
Reported income	$ (43.80)	$ 24.32	$ (1.14)	$ (9.04)
Goodwill amortization	-	-	.13	.20
Adjusted (loss) income per share	$ (43.80)	$ 24.32	$ (1.01)	$ (8.84)
	===============	=============	================	================

     In accordance with SFAS No. 142, we performed our annual impairment test during the fourth quarter of 2002. We evaluate goodwill for impairment on an annual basis and whenever events and circumstances indicate that these assets might be impaired if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

     The change in the carrying amount of goodwill for the ten months ended December 31, 2002 was as follows (in thousands):
Reorganized Company	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Consolidated

Balance as of March 1, 2002	$ 89,335	$ 56,660	$ 64,069	$ 4,753	$ 214,817
Adjustments to fresh-start accounting	18,981	335	379	449	20,144
Loss on impairment	(104,932)	(56,995)	(64,448)	(4,692)	(231,067)
Balance as of December 31, 2002	$ 3,384	$ -	$ -	$ 510	$ 3,894
	============	===========	============	===========	=============

     During the ten month period ended December 31, 2002, we finalized our allocation of goodwill related to certain leased facilities that were purchased through the issuance of mortgages.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

Indefinite Life Intangibles

   The Reorganized Company recorded $34.6 million in trademarks under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. We evaluate the recoverability of the trademarks by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of each trademark through a discounted cash flow analysis.

   The change in the carrying amount of trademarks for the ten months ended December 31, 2002 is as follows (in thousands):
Reorganized Company	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	Other Operations	Consolidated

Balance as of March 1, 2002	$ 1,100	$ 9,900	$ 23,600	$ 34,600
Loss on impairment	(668)	(7,237)	(18,078)	(25,983)
Balance as of December 31, 2002	$ 432	$ 2,663	$ 5,522	$ 8,617
	============	============	=========	==========

Finite Life Intangibles

   The Reorganized Company recorded $28.2 million in favorable lease intangibles under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. We evaluate the recoverability of the favorable lease intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the lease. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value.

   The following is a summary of our finite lived favorable lease intangible assets at December 31, 2002 (in thousands):
Inpatient Services
Balance as of March 1, 2002	$ 28,191
Loss on impairment	(24,011)
Balance as of December 31, 2002	$ 4,180
==========

   The weighted-average amortization period for favorable lease intangibles is approximately five years at December 31, 2002. Accumulated amortization and amortization expense on the favorable lease intangibles totaled $6.8 million for the ten months ended December 31, 2002.

     Our estimated aggregate annual amortization expense for the amortization for each of the next five years is approximately $0.8 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

Asset Impairment

Impairment of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 as of January 1, 2002. Similar to SFAS No. 121, SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present. (See Note 2).

     During the fourth quarter of 2002, we recorded pretax charges totaling approximately $126.7 million for asset impairments in accordance with SFAS No. 144. The asset impairment charges consist of the following:
-	$81.6 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.
-	$42.8 million write-down of property and equipment in our Other Operations segment which consisted of $8.7 million for Shared Healthcare Systems and $34.1 million for our corporate headquarters.
-	$2.3 million write-down of property and equipment in our Pharmaceutical and Medical Supply Services segment.

    The October 1, 2002 elimination of certain funding under the Medicare program and the increase in our patient care liability costs affected our 2002 and future cash flows, and therefore, the fair values of each of our operating segments. This event led to an impairment assessment on each of our operating segments, including:

-	estimating the undiscounted cash flows to be generated by each of the segments over the remaining life of the primary asset; and
-

reducing the carrying value of the asset to estimated fair value when the total estimated undiscounted future cash flows were less than the current book value of the long-lived assets (excluding goodwill and other indefinite lived intangible assets).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     In estimating the undiscounted cash flows for the 2002 impairment assessment, we primarily used our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. We also considered our plans to transition approximately 56% of our under-performing long-term care facilities to new operators. In order to estimate the fair values of the entities, we used a discounted cash flow approach. A substantial change in the estimated future cash flows for these entities could materially change the estimated fair values of these assets, possibly resulting in an additional impairment.

     During the fourth quarter of 2001, we reviewed our projections for the future earnings of our businesses because actual results did not meet initial forecasts. Upon completion of the review, we recorded an impairment charge of approximately $18.8 million to reduce to estimated fair value our investment in goodwill and certain other long-lived assets within the Inpatient Services segment and software development division. The write-down of $14.5 million to the Inpatient Services segment was, primarily as a result of decreased future projections of net operating income (loss) and net cash flows due to lower revenue projections. The remaining $4.3 million write down to the software development division relates to the longer than expected time-to-market of certain of our products which adversely impacted the division's cash flow projections.

     During the fourth quarter of 2000, we identified several factors that adversely impacted the future projections of net operating income (loss) and net cash flows for certain facilities, primarily in our Inpatient Services segment. These factors were: (i) the continuation of the tight labor market that increased our use of contract and temporary staffing, (ii) additional regulatory pressures within the healthcare industry, as a whole, including new laws in California that specify the labor dollars spent on patient care and increased the operating costs at a significant number of our facilities, and (iii) additional staffing and other overhead within our long-term care division to respond to survey results. During 2000, the Inpatient Services segment, which operates long-term care facilities, recognized an impairment of $189.3 million related to 141 of the 303 facilities it operated in the United States. The impairment was primarily due to the decrease of revenues as compared with profitability projections for each facility.

 Long Lived Assets to be Disposed Of

     SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale.  During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. Subsequent to March 1, 2002, the Reorganized Company has had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results are included in continuing operations and are immaterial to our consolidated financial position and results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

Inpatient Services

     During the ten months ended December 31, 2002, we divested 10 skilled nursing facilities. The net revenues and net operating losses for the ten month period ended December 31, 2002 for these 10 facilities were approximately $19.5 million and $3.1 million, respectively. The aggregate net loss on disposal during the ten month period ended December 31, 2002 for these divestitures was approximately $4.1 million recorded in gain on sale of assets, net, in our 2002 consolidated statement of operations. Additionally, during 2002, residual divestiture costs associated with prior year divestitures related to certain skilled nursing facilities were approximately $0.7 million.

          During the year ended December 31, 2001, we divested 43 skilled nursing facilities. The net revenues and net operating losses for the year ended December 31, 2001 for these 43 facilities were approximately $85.3 million and $7.5 million, respectively. The aggregate net loss on disposal during the year ended December 31, 2001 for these divestitures was approximately $1.4 million recorded in gain on sale of assets, net, and $23.6 million, which was included in reorganization costs (gain), net, in our 2001 consolidated statement of operations.

     During the year ended December 31, 2000, we divested 49 skilled nursing facilities and 20 assisted living facilities. The net revenues and net operating losses for the year ended December 31, 2000 for these 69 facilities were approximately $132.3 million and $9.0 million, respectively. The aggregate net loss on disposal during the year ended December 31, 2000 for these divestitures was approximately $1.7 million recorded in gain on sale of assets, net, and $21.1 million, which was included in reorganization costs (gain), net, in our 2000 consolidated statement of operations. In 2000, we decided not to divest 23 skilled nursing facilities and six outpatient rehabilitation facilities. A reversal of approximately $34.8 million was recorded in reorganization costs (gain), net, in our 2000 consolidated statement of operations.

     Of the 20 assisted living facilities identified above, we sold 16 assisted living facilities for a total consideration of $67.3 million in 2000. The cash consideration received was approximately $1.2 million, and we received a note receivable of approximately $0.5 million. In addition, the aggregate debt, capital leases and other liabilities assumed by the purchaser totaled approximately $65.6 million. We previously recorded the anticipated loss on the sale of approximately $71.4 million in 1999. During 2000, we reversed approximately $1.5 million of the loss recorded in 1999. The reversal of the loss is recorded in gain on sale of assets, net, in our 2000 consolidated statement of operations. During 2000, we divested four assisted living facilities. No material cash consideration was received for these facilities, but we were released from approximately $6.9 million of aggregate debt. We recorded a gain of $4.9 million, net, in gain on sale of assets, net, in our 2000 consolidated statement of operations. In addition, we transferred our two remaining assisted living facilities from our Other Operations segment to our Inpatient Services segment. In December 2000, we sold a parcel of land for cash consideration of approximately $1.4 million. The land was received in the sale of the assisted living facilities.

International Operations

     During the first quarter of 2000, we began soliciting offers to purchase our international operations. We recorded a loss of approximately $168.6 million in 2000 to reduce the carrying value of our international operations to our estimate of selling value less selling costs. The charge was recorded in reorganization costs (gain), net, in our 2000 consolidated statement of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     Our long-term care operations in Spain were sold for approximately $7.6 million in October 2000. We also sold 18 pharmacies in the United Kingdom for approximately $14.4 million in the first and second quarters of 2000.

     We sold our remaining operations in the United Kingdom, consisting of 146 inpatient facilities with 8,326 licensed beds, in February 2001. No material cash consideration was received for these operations, but we were released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon the sale. Our operations in Australia were liquidated in July 2001 and we received liquidation proceeds of approximately $0.9 million. We sold our long-term care and pharmacy operations in Germany in April 2001 and received proceeds of approximately $3.5 million.

Rehabilitation and Respiratory Therapy Services

     In 2000, we began pursuing the disposition of our respiratory therapy business. We recorded losses of approximately $6.3 million and $0.4 million in 2000 and 2001, respectively, to reduce the carrying value of our respiratory therapy business to our estimate of selling value less selling costs. The charges were recorded in reorganization costs (gain), net, in our consolidated statements of operations. SunCare's net revenues and net operating loss before management charges for the year ended December 31, 2001 were $14.8 million and $1.4 million, respectively. In March 2002, we sold certain assets used in our respiratory therapy business for an aggregate of $0.9 million cash.

Pharmaceutical and Medical Supply Services

     During 2000, we decided to sell our SunChoice medical supplies operations. We recorded losses of approximately $59.4 million and $2.2 million in 2000 and 2001, respectively, to reduce the carrying value of our medical supplies operations to our estimate of the selling value less selling costs. The charges were recorded in reorganization costs (gain), net, in our consolidated statements of operations. SunChoice's net revenues and net operating loss before management charges for the year ended December 31, 2000 were $61.0 million and $3.2 million, respectively. In January 2001, we sold the assets of SunChoice to Medline Industries, Inc. We received proceeds of $16.6 million in exchange for the SunChoice assets.

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

     In July 2002 we sold our interest in a joint venture that operated two pharmacies in the Midwest. We recorded a gain of approximately $1.2 million that is included in gain on sale of assets, net.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     In October 2002, we sold our interest in a joint venture that operated two skilled nursing facilities in the Northeast. We recorded a gain of approximately $1.4 million that is including gain on sale of assets, net.

     During 2002, we also recognized gains for the sale of certain mobile radiology operations for $0.5 million and the reversal of a rent reserve taken for a closed corporate office for $0.5 million totaling approximately $1.0 million, recorded in gain on sale of assets, net.

Assets Held for Sale

   As of December 31, 2002, assets held for sale consist of five undeveloped parcels of land were valued at $6.3 million within our consolidated financial statements in our Other Operations segment, which we expect to sell during 2003.

     As of December 31, 2001, assets held for sale consist of two buildings at our corporate headquarters $14.8 million and a building formerly used by one of our subsidiaries $2.4 million within our Other Operations segment, and a portion of our respiratory therapy business $1.0 million within our Rehabilitation and Respiratory Therapy Services segment.

(8)  Commitments and Contingencies

(a)  Lease Commitments

     We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option, (which could extend the terms of the lease by five to ten years), purchase options , escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance cost.  Future minimum lease payments under real estate leases and equipment leases, are as follows (in thousands):

	Capital Leases	Operating Leases

2003	$ 388	$ 135,271
2004	395	132,626
2005	-	120,686
2006	-	92,177
2007	-	68,064
Thereafter	-	222,432
Total minimum lease payments	783	$ 771,256
Less amount representing interest	(107)	==========
Present value of net minimum lease payments under capital leases	$ 676
	==========

     Rent expense under operating leases totaled approximately $128.0 million, $166.1 million and $237.6 million for the ten month period ended December 31, 2002 and the years ended 2001 and 2000, respectively, and $27.3 million for the two month period ended February 28, 2002 and was included in operating costs and corporate general and administrative expenses in the accompanying consolidated statements of operations. As of March 1, 2003, we have identified 56% of our skilled nursing facilities for divestiture, most of which are leased facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(b)  Purchase Commitments

     Our inpatient services segment has a contractual agreement through January 31, 2009 establishing Medline Industries, Inc. ("Medline") as the primary medical supply vendor for all of the long-term care facilities that we operate. The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline. Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $3.0 million if the agreement is terminated prior to January 11, 2003, $1.5 million if the agreement is terminated on or between January 12, 2003 and January 11, 2004 and $0.8 million through January 11, 2005.

(c)  Employment and Severance Agreements

     We entered into employment agreements with five of our executive officers. The agreements represent an annual obligation to us of approximately $2.0 million and they have various renewal options and expiration terms. In addition to the base salary, the officers are entitled to annual bonuses for each fiscal year in which we achieve or exceed certain financial performance targets. If the targets are achieved, depending upon the individual's agreement and how much the targets are exceeded, the bonuses range from 33% to 100% of base salary. Pursuant to the agreements, these officers received options to purchase an aggregate of 495,000 shares of common stock at exercise prices equal to or greater than the fair market value of the common stock at the date of grant. The options vest over a four-year period ending 2006.

     Each of the employment agreements provides that in the event of termination of employment without Good Cause or by the employee for Good Reason (as defined in the employment agreements), then the employee would be entitled to a lump sum severance amount equal to between one to three years of base salary (depending upon the terms of the applicable agreement), and up to an additional 12 months of severance if the terminating event occurs within two years after a change of control. Additionally, each employee would be entitled to any earned but unpaid bonus and certain of the employees would also be entitled to one or two times the amount of the bonus which would have been earned in the year of termination (depending upon the terms of the applicable agreement.)

     We have entered into severance agreements with five of our executive officers pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the agreements). The severance payments would be equal to 12 to 18 months of their then-current salary. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination.

(d) Insurance

     It is our policy to self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     In January 2000, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. This program expired at the end of 2002. Commencing January 1, 2003, we have established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. These reserves are provided on an undiscounted basis in the period that the event occurred. Based on the results of the actuarial analysis prepared as of September 30, 2002, we recorded a pre-tax charge of $20.0 million related to an increase in patient care liability costs for prior policy years and revisions to the current year estimate based on increasing industry trends. As of December 31, 2002 and 2001, the reserves for such risk were approximately $108.0 million and $81.6 million, respectively. The actuarially determined range of reserves at December 31, 2002 was $98.8 million to $131.3 million. Provisions for such risks were approximately $44.1 million, $9.0 million, $58.1 million and $35.3 million for the ten months ended December 31, 2002, two months ended February 28, 2002 and years ended December 31, 2001 and 2000, respectively, and are included in operating expenses and corporate general and administrative expenses. At December 31, 2002 we had $12.0 million in pre-funded amounts restricted for payment of general and professional liability claims.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries for the 2000 through 2002 policy years and company analysis using industry development factors for prior years. We discount our workers' compensation reserves for the policy period January 1, 2002 through December 31, 2002 based on a 4% discount rate. The discounting of this policy period resulted in a reduction to our reserves of $3.7 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the ten months ended December 31, 2002, two months ended February 28, 2002, and the years ended December 31, 2002 and 2001 was $26.5 million, $3.4 million, $54.9 million and $27.4 million, respectively. The most recent actuarial analysis completed in November 2002 by our independent actuaries reflected an improvement in the claims trends for the 2001 and 2002 policy years. Based upon these results, we decreased our reserve by $6.0 million at September 30, 2002. We have recorded reserved of $65.3 million, and $29.5 million, as of December 31, 2002, and 2001, respectively. The range of estimated reserves at December 31, 2002 was $60.7 million to $71.3 million. At December 31, 2002 we had $57.4 million in pre-funded amounts restricted for payment of workers' compensation claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(e)  Construction Commitments

     As of December 31, 2002, we had construction commitments under various contracts of approximately $6.1 million. These items consisted primarily of contractual commitments to improve existing facilities.

(f) Restricted Cash

     Included in restricted cash in our consolidated balance sheet as of December 31, 2002 is $70.8 million and $5.9 million, respectively, related to our funding of self-insurance obligations and amounts to pay U.S Trustee fees. Other Assets, net as of December 31, 2002 and December 31, 2001, respectively, includes $3.6 and $4.1 million of restricted cash maintained to repay a mortgage.

(9)  Income Taxes

     The provision for income taxes is based upon management's estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating loss, capital loss, and tax credit carryforwards. A valuation allowance is provided for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

     Income tax expense (benefit) on loss before extraordinary loss consists of the following (in thousands):

	Reorganized Company		Predecessor Company
	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Twelve Months Ended December 31, 2001	For The Twelve Months Ended December 31, 2000

Current:
Federal	$ -	|	$ -	$ -	$ -
State	410	|	147	321	256
	410	|	147	321	256
Deferred:		|
Federal	-	|	-	-	-
State	-	|	-	-	-
	-	|	-	-	-
Total	$ 410	|	$ 147	$ 321	$ 256
	==============	|	==============	==============	=============

   Actual tax expense (benefit) differs from the expected tax expense (benefit) on loss after discontinued operations and before extraordinary item which is computed by applying the U.S. Federal corporate income tax rate of 35% to our loss before income taxes as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002
	Reorganized Company		Predecessor Company
	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Twelve Months Ended December 31, 2001	For The Twelve Months Ended December 31, 2000

Computed expected tax benefit	$ (153,152)	| |	$ (4,495)	$ (24,191)	$ (190,909)
Adjustments in income taxes resulting from:		| |
Amortization of goodwill	-	| |	-	3,016	2,067
Impairment loss	27,053	|	-	3,785	31,641
Increase in valuation allowance	139,354	| |	1,685	99,508	88,889
Legal and regulatory matters	-	| |	2,860	8,105	3,261
(Loss reversal) loss on planned asset dispositions	-	| | |	-	(93,360)	81,257
State income tax expense (benefit), net of Federal income tax benefit	(13,561)	| | | |	(203)	(1,716)	(18,795)
Other	716	|	300	5,174	2,845
	$ 410	|	$ 147	$ 321	$ 256
	==============	|	===============	==============	===============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

    Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2002	2001

Deferred tax assets:
Accounts and notes receivable	$ 20,479	$ 28,586
Accrued liabilities	86,670	77,910
Property and equipment	76,805	49,021
Intangible assets	89,900	76,499
Carryforward of deductions limited by Internal Revenue Code Section 382	6,250	6,250
Write-down of assets held for sale	2,062	41,473
Partnership investments	4,577	2,655
Alternative minimum tax credit	4,265	5,753
Jobs and other credit carryforwards	6,227	6,146
Capital loss carryforwards	3,954	116,315
State net operating loss carryforwards	47,450	42,181
Federal net operating loss carryforwards	266,441	222,129
Other	469	1,992
	615,549	676,910
Less valuation allowance:
Federal	(511,687)	(561,352)
State	(103,862)	(114,070)
	(615,549)	(675,422)
Total deferred tax assets	-	1,488

Deferred tax liabilities:
Changes in certain subsidiaries' methods of accounting for income taxes	-	(1,488)
Total deferred tax liability	-	(1,488)
Deferred taxes, net	$ -	$ -
	==========	=========

     In connection with fresh-start accounting, our assets and liabilities were recorded at their respective fair values. Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases. In addition, deferred tax assets were recognized for future tax benefits of net operating loss ("NOL"), capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting.

     To the extent management believes the pre-emergence net deferred tax assets will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance will first reduce reorganization value in excess of amounts allocable to identifiable assets recorded in fresh-start accounting and other intangible assets, with any excess being treated as an increase to capital in excess of par value.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     During the ten months ended December 31, 2002, our net deferred tax assets increased by approximately $139.4 million. We also increased our valuation allowance by approximately $139.4 million because we do not believe that recognition of these deferred tax assets meets the standard for recognition under FAS 109. We will recognize a tax benefit for these deferred tax assets in the event that they are realized in a future year. Because we did not decrease our valuation allowance during the ten months ended December 31, 2002, we did not reduce the reorganization value in excess of amounts allocable to identifiable assets recorded in fresh-start accounting and other intangibles assets.

     In connection with our emergence from bankruptcy, we realized an extraordinary gain on the extinguishment of debt of approximately $1.5 billion. This gain will not be taxable pursuant to Section 108 of the Internal Revenue Code since the gain resulted from our reorganization under the Bankruptcy Code. However, we will be required as of the beginning of our 2003 taxable year to reduce certain tax attributes, including (a) NOL and capital loss carryforwards, (b) certain tax credits, and (c) tax bases in assets, in an amount equal to such gain on extinguishment. Our reorganization on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of our losses and tax credits generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation of approximately $14 million.

     After considering the reduction in tax attributes discussed above, we have Federal NOL carryforwards of $776.4 million with expiration dates from 2004 through 2022. Various subsidiaries have state NOL carryforwards totaling $1.06 billion with expiration dates through the year 2022. In addition, we have capital loss carryforwards of $11.3 million, of which $10.1 million will expire in 2004 and $1.2 million will expire in 2006. Our alternative minimum tax credit carryforward of $4.3 million has no expiration date. Our $6.2 million of other tax credit carryforwards will expire in years 2005 through 2019.

(10)  Supplementary Information Relating to Statements of Cash Flows

     Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):
	Reorganized Company		Predecessor Company
	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001	For The Year Ended December 31, 2000
|
Cash paid during the period for:		| |
Interest, net of $68, $14, $69 and $82 capitalized for the ten months ended December 31, 2002, two months ended February 28, 2002, and years ended December 31, 2001and 2000, respectively	$ 16,232	| | | | |	$ 2,683	$ 17,589	$ 29,826
Income taxes paid (refunded)	910	|	(548)	(931)	(3,022)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     We had no acquisitions during the ten month, two month and twelve month periods ended December 31, 2002, February 28, 2002 and December 31, 2001, respectively. During the ten month period ended December 31, 2002 we acquired nine skilled nursing facilities by issuing $31.5 million of mortgage notes.  During the year ended December 31, 2000 we acquired several skilled nursing facilities in the United Kingdom by issuing $28.5  million of mortgage notes and paying cash of $1.0 million.

(11)  Fair Value of Financial Instruments

     The estimated fair values of our financial instruments as of December 31 are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 21,013	$ 21,013	$ 50,649	$ 50,649
Long-term debt including current portion and amounts subject to compromise:
Practicable to estimate fair value	196,223	160,393	1,433,890	371,155

Convertible Trust Issued Preferred Securities (CTIPS)	-	-	296,101	-

     The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. At December 31, 2002, the fair value of our long-term debt, including current maturities was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. At December 31, 2001, such amounts along with the fair value of our long-term debt, including current maturities and amounts subject to compromise, and the CTIPS was estimated based on quoted market prices and information received from an international investment banking firm that is experienced with such securities.

(12)  Capital Stock

   As of December 31, 2002, the Reorganized Company had issued approximately 9,171,000 million shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise. As of December 31, 2002, we expected to issue up to an additional 829,000 shares of our common stock once certain pre-petition claims are reconciled. The fair value of the additional common stock expected to be issued is approximately $22.4 million valued at $27 per share by our reorganization plan and is recorded in other long-term liabilities in the December 31, 2002 consolidated balance sheet. Between January 1, 2003 and March 7, 2003, we issued an additional 504,000 shares of common stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

   As of December 31, 2002, the Reorganized Company had issued 150,000 shares of restricted common stock to its Chairman and Chief Executive Officer. The restricted common stock vests as follows: 40% vested on February 28, 2003, and 20% vests on each of the second, third and fourth anniversaries of the restricted stock issuance. Restricted stock awards are outright stock grants. The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant. During the ten months ended December 31, 2002, we recognized $1.4 million in expense related to the issuance of these stock awards.

     In April 2002, the Reorganized Company issued warrants to purchase approximately 500,000 shares of its common stock to the holders of the Predecessor Company's senior subordinated notes. The warrants have a strike price of $76 per share and are exercisable over a three-year period. The fair value of the warrants was estimated to be $1.8 million and is recorded in additional paid in capital in the December 31, 2002 consolidated balance sheet.

Reorganized Company Stock Option Plan

   In February 2002, we adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 shares of our common stock, which includes the 150,000 shares of restricted common stock. As of December 31, 2002, our officers held options to purchase 720,000 shares under this plan.

   In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of December 31, 2002, our directors held options to purchase 80,000 shares under this plan.

   We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

   As of December 31, 2002, we had outstanding options covering an aggregate of 780,000 shares of our common stock to our officers and directors at a strike price of $27 per share, which price was equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20% vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 330,000 options vest 25% per year on the first four anniversary dates. All options expire in 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     The following is a summary of the status of our Stock Option Plans and changes during the periods ended (shares in thousands):

	Reorganized Company			Predecessor Company
	For the Ten Months Ended December 31, 2002			For the Two Months Ended February 28, 2002		For the Year December 31, 2001		For the Year Ended December 31, 2000
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	-	$ -	| |	451	$ 10.22	856	$ 8.25	1,368	$ 9.00
Granted:			|
Price equals fair value	845	27.00	|	-	-	-	-	-	-
Cancelled	-	-	|	(219)	10.22	-	-	-	-
Forfeited	(45)	27.00	|	(232)	10.22	(322)	7.40	(512)	10.14
Outstanding at period-end	800	27.00	|	-	-	534	8.81	856	8.25
	=========		|	========		========		=======
Options exercisable at period-end	90	27.00	| |	-	-	451	10.22	544	11.43
	=========		|	========		========		=======
Options available for future grant	110		| |	-		10,787		10,905
	=========		|	========		========		=======
Weighted average fair value of options granted during the period	$ 3.00		| | | |	N/A		N/A		N/A
	========		|	========		========		=======

     SFAS No. 148, issued on December 31, 2002, provides companies alternative methods to transitioning to SFAS's No. 123's fair value method of accounting for stock-based employee compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock options grants, which are issued at fair market value on the date of grant, and accounted for under the intrinsic value method. In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, we must make this election during the year ending December 31, 2003 and to change to fair value accounting for stock options. We are continuing to evaluate the provisions of SFAS No. 148.

     The fair value of each option granted in 2002 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  (a) expected life of four years; (b) expected volatility of 62%; (c) risk-free interest rate of 3.0% and; (d) no dividend yield.   No options were granted during the two month period ended February 28, 2002 and the years ended December 31, 2001 and December 31, 2000.

     If we determined compensation cost for our 2002, 2001 and 2000 option grants at a fair value consistent with SFAS 123 (see "Note 3 - Summary of Significant Accounting and Financial Reporting Policies", which describes that SFAS 123 establishes fair value as the measurement basis for stock-based awards), our net losses and net losses per share for the years ended December 31 would approximate the pro forma amounts below (in thousands, except per share data):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

	Reorganized Company		Predecessor Company
	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001	For The Year Ended December 31, 2000
|
Net (loss) income as reported	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)
|
Compensation expense	(600)	|	-	(1,211)	(1,328)
|
Net (loss) income (pro forma)	$ (438,586)	|	$ 1,485,371	$ (70,648)	$ (547,039)
	================	|	===============	===============	===============
Net (loss) income per share:		|
Basic and diluted:		|
Net (loss) income as reported	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)
Compensation expense	(.06)	|	-	(.02)	(.02)
Net (loss) income pro forma	$ (43.86)	|	$ 24.32	$ (1.16)	$ (9.06)
	================	|	===============	===============	===============

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated although not under the existing plans. The following table summarizes information about stock options outstanding as of December 31, 2002 (shares in thousands):

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 27.00	$800	6.41	$ 27.00	90	$ 27.00
	800			90
	========			=======

(b)  Grantor Stock Trust

     In the first quarter of 1996, we sold 3,050,000 newly issued shares of our common stock to a newly established Grantor Stock Trust ("Trust") in exchange for a promissory note of approximately $37.7 million. The Trust was created to fund future obligations under certain of our benefit plans, including, but not limited to, stock option plans, a stock purchase plan, and employee compensation. The sale of the shares to the Trust was recorded as an increase in stockholders' equity with a corresponding reduction for the value of the shares held by the Trust. As stock was released from the Trust to satisfy certain employee compensation and benefit plans, the number and the related fair value of shares held by the Trust was reduced and stockholders' equity increased correspondingly. The Trust held 1,915,935 shares of our common stock as of December 31, 2001.

     The Trust delivered to us a promissory note for approximately $37.7 million. The cash portion of the purchase price of approximately $31,000 represented the par value of the shares of our common stock sold to the Trust. The consummation of our Plan of Reorganization on February 28, 2002 cancelled our existing common stock, including the shares held by the Trust. As a result, the Trust has been terminated and the debt it owed to us has been forgiven.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(13)  Earnings per Share

    Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the ten months ended December 31, 2002 include the common shares issued in connection with the emergence and 829,000 common shares outstanding to be issued once the prepetition claims are finalized.

     Diluted net earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that our convertible securities were converted as of the beginning of the period. Net earnings are adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As we had a net loss for the ten months ended December 31, 2002 and for the years ended December 31, 2001 and 2000, our stock options and convertible debentures were anti-dilutive. Options to purchase approximately 780,000, 534,000 and 856,000 shares of common stock were outstanding for the ten months ended December 31, 2002, and years ended December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. We had no dilutive instruments outstanding in the two month period ended February 28, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     (Loss) income per share for the years ended December 31 is calculated as follows (in thousands, except per share data):

	Reorganized Company		PredecessorCompany
	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000

Basic:
(Loss) income before extraordinary item	$ (437,986)	|	$ (5,350)	$ (69,437)	$ (545,711)
Loss on discounted operations	-	|	(7,639)	-	-
Extraordinary item	-	|	1,498,360	-	-
Net (loss) income	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)
	=========	|	=========	=========	=========
Weighted average shares outstanding	10,000	|	61,080	61,096	60,347
	=========	|	=========	=========	=========
(Loss) income per share:		|
Net (loss) income before discounted operations and extraordinary item	$ (43.80)	| |	$ (.09)	$ (1.14)	$ (9.04)
Loss on discontinued operations	-	|	(.12)	-	-
Extraordinary item	-	|	24.53	-	-
Net (loss) income	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)
	=========	|	=========	=========	=========
Diluted:		|
(Loss) income before extraordinary item	$ (437,986)	|	$ (5,350)	$ (69,437)	$ (545,711)
Loss on discontinued operations	-	|	(7,639)	-	-
Extraordinary item	-	|	1,498,360	-	-
Net (loss) income	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)
	=========	|	=========	=========	=========
(Loss) income per share:		|
(Loss) income before extraordinary item	$ (43.80)	|	$ (.09)	$ (1.14)	$ (9.04)
Loss on discontinued operations	-	|	(.12)	-	-
Extraordinary item	-	|	24.53	-	-
Net (loss) income	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)
	=========	|	=========	=========	=========
Weighted average shares used in basic and dilutive calculations	10,000	| |	61,080	61,096	60,347
	=========	|	=========	=========	=========

(14)  Preferred Stock Purchase Rights

     On June 2, 1995, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the old common stock of ours for stockholders of record on June 15, 1995 and for all future issuances of the old common stock. The consummation of our Plan of Reorganization on February 28, 2002 cancelled our old common stock, and the Rights were thereby also cancelled.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(15)  Other Events

(a)  Litigation

     On February 28, 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we are violating the terms of the PIFJ. Pursuant to the PIFJ, which was entered in October 2001, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA has requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. We have commenced a constructive dialogue with the BMFEA and believe we have made good progress in demonstrating that we are in fact in compliance with the PIFJ. It is therefore not clear whether the BMFEA will assert that a material sum is due or payable and no estimate can be made of any amount that the BMFEA may ultimately seek. An adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter virgorously.

     In March and April 1999, class action lawsuits were filed against us and three individuals who were at that time our officers, in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that we did not disclose material facts concerning the impact that PPS would have on our results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased our common stock during the class-action period. Pursuant to an agreement among the parties, we were dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint and the Motion is pending. We have responded in opposition to the Motion and we intend to vigorously defend the individual defendants in this matter, who are indemnified by us and covered by our insurance.

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased aggressiveness due to the heightened awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which we have significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation is generally not available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     We are seeking to restructure our portfolio of leases and mortgages under which we operate 56% of our long-term care facilities. In January 2003, we began withholding rent and mortgage payments with respect to these facilities. We have negotiated and continue to negotiate with many of our landlords and mortgage holders in an effort to achieve consensual resolution of these issues. However, several landlords and mortgage holders have threatened to commence eviction or similar proceedings against us. Additional actions seeking damages or other leasehold remedies may also be commenced.

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

(b)  Other Inquiries

     From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by predecessor operators of our skilled nursing facilities. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, we, as the current operator of such facilities, may be held financially responsible for such overpayments. At this time we are unable to predict the outcome of any existing or future examinations.

(c)  Legislation, Regulations and Market Conditions

     We are subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, our operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. We believe that we are in substantial compliance with the applicable laws and regulations. However, if we are ever found to have engaged in improper practices, we could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, which may have a material adverse impact on our financial position, results of operations and cash flows.

     We entered into a Corporate Integrity Agreement (the "CIA") with the OIG in July 2001 and it became effective on February 28, 2002. We implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA. A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position, results of operations, and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

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

     These privacy regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper, oral and electronic communications regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We are required to comply with the HIPAA privacy rules beginning April 14, 2003, and we will require substantial efforts and resources for compliance with these rules.

     HIPAA's security regulations were finalized in February 2003. The security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. We will be required to comply with the security regulations beginning in April 2005.

     In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually indentifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. These regulations do not require healthcare providers to submit claims electronically, but require standard formatting for those that do. We currently submit some of our claims electronically to Medicare and Medicaid through our fiscal intermediary and will continue to do so. We will be required to comply with HIPAA transaction and code set standards in October, 2003. If we are not able to submit claims electronically, or the States are not able to receive claims electronically, then our receipt of our reimbursements could be disrupted.

(16)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients. In addition to services provided in the United States, we previously provided services in the United Kingdom, Spain, Germany and Australia.

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At December 31, 2002, we operated 237 long-term care facilities with 26,845 licensed beds as compared with 247 facilities with 27,954 licensed beds at December 31, 2001. As part of our restructuring efforts, we may divest approximately 56% of our skilled nursing facilities representing approximately 16,000 licensed beds.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At December 31, 2002, this segment provided services to 536 facilities, 320 nonaffiliated and 216 affiliated, as compared to 859 facilities at December 31, 2001, of which 622 were nonaffiliated and 237 were affiliated. In March 2002, we sold substantially all of the assets of our respiratory therapy operation.

Pharmaceutical and Medical Supply Services: This segment provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 672 facilities at December 31, 2002 compared with 654 facilities at December 31, 2001. Of the 672 facilities in 2002, 465 were nonaffiliated facilities and 207 were affiliated as compared to 439 nonaffiliated facilities and 215 affiliated facilities in 2001.  Included in intersegment revenues in the following tables is revenue billed directly to affiliated homes.

     We previously provided medical supplies to nonaffiliated and affiliated parties through SunChoice Medical Supply, Inc. ("SunChoice"). In January 2001, we sold substantially all of the operating assets of SunChoice.

International Operations: We sold our operations in the United Kingdom, Germany and Australia during 2001 in February, April and July, respectively. During 2000, we sold 18 pharmacies in the United Kingdom and our operations in Spain. We did not have any international operations at December 31, 2001 and thereafter.

Other Operations: This segment includes temporary medical staffing services, assisted living services, home health and hospice, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

     The accounting policies of the segments are the same as those described in the Note 3 - "Summary of Significant Accounting Policies." We primarily evaluate segment performance based on profit or loss from operations after allocated expenses and before reorganization items, income taxes and extraordinary items . Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS 144 and 142, legal and regulatory matters and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. We account for intersegment sales and provision of services at estimated market prices.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment, unallocated intangible assets and goodwill. Although corporate assets include unallocated intangible assets and goodwill, the amortization of these items, if applicable, is reflected in the results of operations of the associated segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

   The following tables summarize, for the years indicated, operating results and other financial information, by business segment (in thousands):

Reorganized Company	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
For the Ten Months Ended December 31, 2002
Total net revenues	$ 1,224,231	$ 134,656	$ 217,797	$ -	$ 151,822	$ 222	$ (130,534)	$ 1,598,194
Operating expenses, corporate general and administrative expense and provision for losses on accounts receivable	1,228,339	114,851	199,538	-	139,232	43,518	(130,534)	1,594,944
Depreciation and amortization	12,740	1,578	3,409	-	1,428	9,250	-	28,405
Interest, net	1,853	(12)	24	-	666	10,844	-	13,375
Net segment income (loss)	$ (18,701)	$ 18,239	$ 14,826	$ -	$ 10,496	$ (63,390)	$ -	$ (38,530)
	========	=========	=========	========	=======	=======	========	=========
Intersegment revenues	$ (459)	$ 77,813	$ 43,274	$ -	$ 9,906	$ -	$ (130,534)	$ -
Identifiable segment assets	$ 262,741	$ 19,703	$ 40,771	$ 37,790	$ -	$ 482,930	$ (368,100)	$ 475,835
Segment capital expenditures	$ 18,566	$ 111	$ 954	$ -	$ 3,085	$ 11,985	$ -	$ 34,701

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Predecessor Company For the Two Months Ended February 28, 2002
Total net revenues	$ 227,906	$ 28,501	$ 41,101	$ -	$ 29,815	$ -	$ (25,477)	$ 301,846
Operating expenses, corporate general and administrative expense and provision for losses on accounts receivable	227,118	24,872	37,818	-	28,505	8,559	(25,477)	301,395
Depreciation and amortization	1,847	253	566	-	382	1,417	-	4,465
Interest, net	273	1	(2)	-	120	2,280	-	2,672
Net segment income (loss)	$ (1,332)	$ 3,375	$ 2,719	$ -	$ 808	$ (12,256)	$ -	$ (6,686)
	=======	=========	=========	============	=======	=======	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ -	$ 1,489	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ -	$ 51,733	$ 514,167	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ -	$ 124	$ 1,573	$ -	$ 3,971

Predecessor Company For the Year Ended December 31, 2001
Total net revenues	$ 1,609,388	$ 175,159	$ 257,579	$ 23,887	$ 178,065	$ 1,393	$ (170,237)	$ 2,075,234
Operating expenses, corporate general and administrative expense and provision for losses on accounts receivable	1,561,766	150,340	233,944	22,953	176,468	50,715	(170,237)	2,025,949
Depreciation and amortization	12,576	1,752	4,311	-	3,193	10,953	-	32,785
Interest, net	2,758	32	4	1,183	513	8,145	-	12,635
Income (loss) before corporate allocations	32,288	23,035	19,320	(249)	(2,109)	(68,420)	-	3,865
Corporate management fees	52,294	10,344	15,085	-	7,360	(85,083)	-	-
Net segment income (loss)	$ (20,006)	$ 12,691	$ 4,235	$ (249)	$ (9,469)	$ 16,663	$ -	$ 3,865
	=======	=========	==========	========	=======	=======	========	=========
Intersegment revenues	$ (526)	$ 99,549	$ 62,209	$ -	$ 9,005	$ -	$ (170,237)	$ -
Identifiable segment assets	$ 382,581	$ 30,515	$ 74,815	$ -	$ 59,796	$ 519,711	$ (417,614)	$ 649,804
Segment capital expenditures	$ 17,595	$ 472	$ 937	$ 537	$ 1,865	$ 8,924	$ -	$ 30,330

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002
|Predecessor Company	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
For the Year Ended December 31, 2000
Total Net Revenues	$ 1,718,178	$ 204,367	$ 311,276	$ 265,501	$ 171,430	$ 1,381	$ (213,205)	$ 2,458,928
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	1,649,920	170,722	291,140	261,814	172,359	84,171	(213,074)	2,417,052
Depreciation and amortization	20,192	3,023	6,856	2,502	3,084	10,355	(131)	45,881
Interest, net	10,567	188	58	12,989	1,416	9,051	-	34,269
Income (loss) before corporate allocations	37,499	30,434	13,222	(11,804)	(5,429)	(102,196)	-	(38,274)
Corporate interest allocation	24,444	8,946	10,577	7,902	5,823	(57,692)	-	-
Corporate management fees	42,394	5,097	7,434	1,815	4,089	(60,829)	-	-
Net segment income (loss)	$ (29,339)	$ 16,391	$ (4,789)	$ (21,521)	$ (15,341)	$ 16,325	$ -	$ (38,274)
	=======	=========	==========	========	=======	=======	========	=========
Intersegment revenues	$ 601	$ 113,265	$ 88,295	$ -	$ 10,716	$ 328	$ (213,205)	$ -
Identifiable segment assets	$ 234,735	$ 48,018	$ 52,022	$ 83,826	$ 68,974	$ 1,011,775	$ (649,362)	$ 849,988
Segment capital expenditurest	$ 24,781	$ 289	$ 994	$ 4,590	$ 3,172	$ 21,540	$ -	$ 55,366

Measurement of Segment Income or Loss and Segment Assets

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 3). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any usual items.

The following tables reconcile net segment income (loss) to consolidated loss before income taxes:

	Reorganized Company		Predecessor Company
	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
		|
Net segment income (loss)	$ (38,530)	|	$ (6,686)	$ 3,865	$ (38,274)
Loss on impairment	407,760	|	-	18,825	191,316
Legal and regulatory matters, net	-	|	-	11,000	2,480
Restructuring costs	-	|	-	1,064	(1,090)
Gain on sale of assets, net	(8,714)	|	-	(825)	(21,400)
Reorganization costs, net	-	|	(1,483)	42,917	335,875
Loss before income taxes	$ (437,576)	| |	$ (5,203)	$ (69,116)	$ (545,455)
	==========	|	============	============	============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(17)  Emergence from Chapter 11 Bankruptcy Proceedings

(a)  Confirmation of Joint Plan of Reorganization

   On October 14, 1999, we together with all of our U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. On February 6, 2002, the Bankruptcy Court approved our Plan of Reorganization and on February 28, 2002 we consummated the Plan of Reorganization. The principal provisions of the Plan of Reorganization are set forth below:

Type of Claim/Security		Treatment under Plan of Reorganization
1.	General unsecured creditors with claims of $50,000 or less	Issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of more than $50,000	To be issued an aggregate of approximately 800,000 shares (8%) of new common stock, of which approximately 171,075 shares have been issued as of December 31, 2002
3.	Senior bank lenders

Issued approximately 8.8 million shares of new common stock and to be issued are approximately 200,000 shares of new common stock (total of 90%) and received a cash payment of approximately $6.6 million

4.	Senior subordinated note holders	Issued approximately 200,000 shares (2%) of new common stock and warrants to purchase an additional 500,000 shares (5%)
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders
6.	United States Health Care Program Claims	Received a cash payment of $1.0 million and a promissory note for $10.0 million
7.	State Medicaid Program Claims	Estimated to receive an aggregate of approximately $13.5 million in cash and promissory notes, of which $7.6 million has been paid as of December 31, 2002

     (b)  Financial Reporting Matters

     Under Chapter 11, certain claims against us in existence prior to the Filing Date were stayed while we continued operations as a debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheets for 2001 and 2000 as "liabilities subject to compromise." Claims secured by our assets ("secured claims") also were stayed although the holders of such claims had the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

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

     The principal categories and the balances of Chapter 11 claims reclassified in the accompanying consolidated balance sheets as of December 31, 2001 and included in "liabilities subject to compromise" are identified below (in thousands):

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
=============

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

   The components of reorganization costs (gain), net, were as follows for the periods indicated (in thousands):
	Predecessor Company
	For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000

Professional fees	$ 8,171	$ 25,779	$ 27,756
Restructuring	3,843	-	-
Adjust carrying value of assets no longer held for sale	(12,811)	-	-
Adjust carrying value of assets held for sale	(598)	-	-
Loss on sale of assets	-	15,267	310,060
Miscellaneous	-	3,795	866
Less:
Interest earned on accumulated cash	(88)	(1,924)	(2,807)

Total reorganization costs (gain), net	$ (1,483)	$ 42,917	$ 335,875
	=============	==============	==============

(18)  Fresh-Start Accounting

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

     A reconciliation of fresh-start accounting recorded as of February 28, 2002 follows (in thousands):
	Predecessor Company	| |	Fresh-start				Reorganized Company
	February 28, 2002	| |	Debt Re- structuring	Adjustments		Reclassi- fications	March 1, 2002
Current assets:		|
Cash and cash equivalents	$ 69,162	|	$ -	$ (18	) (i)	$ -	$ 69,144
Accounts receivable, net	211,248	|	-	(449	) (i)	-	210,799
Inventory, net	21,367	|	-	-		-	21,367
Other receivables, net	5,089	|	-	(182	) (i)	-	4,907
Prepaids and other assets	12,554	|	-	(16	) (i)	-	12,538
		|
Total current assets	319,420	|	-	(665)		-	318,755
		|
Property and equipment, net	132,482	|	-	55,407	(g)	-	187,889
Assets held for sale	18,288	|	-	-		-	18,288
Goodwill, net	180,269	|	-	34,548	(g)	-	214,817
Other assets, net	30,963	|	-	57,704	(g)	-	88,667
		|
Total assets	$ 681,422	|	$ -	$ 146,994		$ -	$ 828,416
	========	|	========	=========		========	========
F-48 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2002
	Predecessor Company	| |	Fresh-start						Reorganized Company
	February 28, 2002	| |	Debt Re-structuring		Adjustments		Reclassi- fications		March 1, 2002
Current liabilities:		|
Current portion of long-term debt	$ 4,879	|	$ -		$ -		$ 2,053	(h)	$ 6,932
Current portion of capital leases	-	|	-		-		636	(h)	636
Accounts payable	16,142	|	-		1,941	(i)	4,175	(h)	22,258
Accrued compensation and benefits	78,301	|	-		(2,362	)(g)	-		75,939
Accrued self-insurance obligations	42,996	|	-		-		2,145	(h)	45,141
Income taxes payable	13,123	|	-		75	(i)	-		13,198
Other accrued liabilities	82,219	|	-		(7,119	)(g)	9,789	(h)	84,889
		|
Total current liabilities	237,660	|	-		(7,465)		18,798		248,993
		|
Liabilities subject to compromise	1,546,292	|	(1,486,111	) (a)	-		(60,181	) (h)	-
Accrued self-insurance obligations, net of current portion	54,530	| |	-		-		-		54,530
Long-term debt, net of current portion	134,535	|	-		6,660	(i)	41,313	(h)	182,508
Capital leases, net of current portion	-	|	-		-		70	(h)	70
Other long-term liabilities	22,176	|	34,200	(f)	44,400	(g)	-		100,776
		|
Total liabilities	1,995,193	|	(1,451,911)		43,595		-		586,877
		|
Commitments and contingencies		|
		|
Minority interest	5,767	|	-		(1,828	)(g)	-		3,939
		|
Convertible Preferred Stock	296,101	|	(296,101	)(b)	-		-		-
		|
Stockholders' equity (deficit):		|
Reorganized Company common stock, par value	-	| |	88	(e)	-		-		88
Predecessor Company common stock par value	652	| |	(652	)(c)	-		-		-
Additional paid-in capital	824,739	|	(824,739	)(c)	-		-		237,512
		|	237,512	(e)
Retained earnings (accumulated deficit)	(2,413,644)	| |	1,498,360	(d)	-		-		-
		|	915,284	(c)
Less:		|
Predecessor Company common stock held in treasury	(27,376)	| |	27,376	(c)	-		-		-
Predecessor Company grantor stock	(10)	|	10	(c)	-		-		-
Total stockholders' equity (deficit)	(1,615,639)	|	1,853,239		-		-		237,600
Total liabilities and stockholders' equity (deficit)	$ 681,422	| |	$ 105,227		$ 41,767		$ -		$ 828,416
	=========	|	========		========		=======		========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002
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
==============
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

(19)  Gain on Extinguishment of Debt

   In connection with the restructuring of our debt in accordance with the provisions of the Plan of Reorganization, we realized an extraordinary gain of $1,498.4 million. This gain has been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

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
283,852

$ 1,498,360
=============

(20)  Convertible Trust Issued Preferred Securities

     In May 1998, a statutory business trust, all of whose common securities are owned by us, issued $345.0 million of 7.0% Convertible Trust Issued Preferred Securities ("CTIPS") with a liquidation amount of $25.00 per CTIP. Each CTIP was convertible into 1.2419 shares of our common stock (equivalent to a conversion price of $20.13 per share). The CTIPS holders were entitled to receive cumulative cash distributions at an annual rate of 7.0%, payable quarterly. During 2000, approximately $26.9 million of CTIPS were converted into approximately 1.3 million shares of common stock. During 1999, $22.0 million of CTIPS were converted into approximately 1.1 million shares of common stock. Our 2001 and 2000 statements of losses excluded the dividends as the fair value of the dividends was immaterial. As a result of the consummation of our Joint Plan of Reorganization on February 28, 2002, all of the CTIPS were cancelled without any recovery to the CTIP holders.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements

     In accordance with SOP 90-7, the debtor entities are required to present condensed consolidated financial statements for the years ended after the Filing Date:

CONSOLIDATING STATEMENT OF OPERATIONS
Predecessor Company
 For the Two Months Ended February 28, 2002
(in thousands)
	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 295,812	$ 6,884	$ (850)	$ 301,846

Costs and expenses:
Operating costs	279,869	6,097	(850)	285,116
Corporate general and administrative	15,862	-	-	15,862
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts receivable	362	55	-	417
Interest, net	2,552	120	-	2,672
Equity interest in losses of subsidiaries	(613)	-	613	-
Total costs and expenses	302,317	6,452	(237)	308,532
Management fee (income) expense	181	(181)	-	-
(Loss) income before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	(6,686)	613	(613)	(6,686)
Reorganization costs (gain), net	(1,483)	-	-	(1,483)
Income taxes	147	-	-	147
Loss from discontinued operations	(1,569)	-	-	(1,569)
Loss on write-down of assets held for sale	(6,070)	-	-	(6,070)
Extraordinary gain on extinguishment of debt	1,498,360	-	-	1,498,360
Net income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
	========	========	========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Predecessor Company
 For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
Adjustments to reconcile net income to net cash used for operating activities:
Equity interest in losses of subsidiaries	(613)	-	613	-
Extraordinary gain on extinguishment of debt	(1,498,360)	-	-	(1,498,360)
Reorganization costs (gain), net	(1,483)	-	-	(1,483)
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts and other receivables	362	55	-	417
Loss on write-down of assets held for sale	6,070	-	-	6,070
Other, net	5,588	(4,872)	-	716
Changes in operating assets and liabilities:
Accounts receivable	(7,875)	507	-	(7,368)
Other current assets	(9,196)	2,721	-	(6,475)
Income taxes payable	693	-	-	693
Other current liabilities	(4,263)	(745)	-	(5,008)
Net cash used for operating activities before reorganization costs	(19,421)	(1,541)	-	(20,962)
Net cash paid for reorganization costs	(2,781)	-	-	(2,781)
Net cash used for operating activities	(22,202)	(1,541)	-	(23,743)
Cash flows from investing activities:
Capital expenditures, net	(3,971)	-	-	(3,971)
Decrease in long-term notes receivable	168	-	-	168
Other	(1,884)	2,026	-	142
Net cash (used for) provided by investing activities	(5,687)	2,026	-	(3,661)
Cash flows from financing activities:
Net payments under Revolving Credit Agreement	(55,382)	-	-	(55,382)
Long-term debt borrowings	112,988	-	-	112,988
Long-term debt repayments	-	(13)	-	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	(7,966)	-	-	(7,966)
Intercompany advances	(94)	94	-	-
Other	(3,729)	1	-	(3,728)
Net cash provided by financing activities	45,817	82	-	45,899
Net increase in cash and cash equivalents	17,928	567	-	18,495
Cash and cash equivalents at beginning of year	49,917	732	-	50,649
Cash and cash equivalents at end of period	$ 67,845	$ 1,299	$ -	$ 69,144
	========	========	========	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET
Predecessor Company
 As of December 31, 2001
(in thousands except share data)

ASSETS

	Filers	Non-filers	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$ 49,917	$ 732	$ -	$ 50,649
Accounts receivable, net	200,445	4,515	(227)	204,733
Inventory, net	19,492	923	-	20,415
Other receivables, net	9,556	-	-	9,556
Prepaids and other assets	5,610	43	-	5,653
Total current assets	285,020	6,213	(227)	291,006

Property and equipment, net	124,832	8,384	-	133,216
Assets held for sale	15,803	2,355	-	18,158
Notes receivable, net	4,895	-	-	4,895
Goodwill, net	177,027	175	-	177,202
Other assets, net	20,788	4,539	-	25,327
Investment in subsidiaries	(280,290)	-	280,290	-
Total assets	$ 348,075	$ 21,666	$ 280,063	$ 649,804
	========	=======	========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET
Predecessor Company
 As of December 31, 2001
(in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Filers	Non-filers	Elimination	Consolidated
Current liabilities:
Current portion of long-term debt	$ 54,892	$ 83	$ -	$ 54,975
Accounts payable	29,055	1,507	(227)	30,335
Accrued compensation and benefits	78,716	612	-	79,328
Accrued self-insurance obligations	45,878	1,219	-	47,097
Income taxes payable	12,430	-	-	12,430
Other accrued liabilities	79,708	392	-	80,100
Total current liabilities	300,679	3,813	(227)	304,265

Liabilities subject to compromise (see Note 2)	1,549,139	-	-	1,549,139
Accrued self-insurance obligations, net of current portion	51,380	-	-	51,380
Long-term debt, net of current portion	17,813	5,447	-	23,260
Other long-term liabilities	22,136	408	-	22,544
Total liabilities	1,941,147	9,668	(227)	1,950,588
Commitments and contingencies (see Note 10)
Minority interest	3,177	2,228	-	5,405
Company-obligated mandatorily redeemable convertible preferred Securities of a subsidiary trust holding solely 7% convertible junior Subordinated debentures of the Company	296,101	-	-	296,101
Intersegment	(290,060)	290,060	-	-
Stockholders' deficit:
Common stock of $.01 par value, authorized 155,000,000 shares, 65,209,188 shares issued and outstanding as of December 31, 2001	652	262	(262)	652
Additional paid-in capital	825,099	49,805	(49,805)	825,099
Accumulated deficit	(2,400,655)	(330,357)	330,357	(2,400,655)
Less:
Common stock held in treasury, at cost, 2,213,537 shares as of December 31, 2001	(27,376)	-	-	(27,376)
Grantor stock trust, at market, 1,915,935 shares as of December 31, 2001	(10)	-	-	(10)
Total stockholders' deficit	(1,602,290)	(280,290)	280,290	(1,602,290)
Total liabilities and stockholders' deficit	$ 348,075	$ 21,666	$ 280,063	$ 649,804
	=======	========	=======	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
Predecessor Company
 For the Year Ended December 31, 2001
(in thousands)
	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 2,008,534	$ 71,668	$ (4,968)	$ 2,075,234
Costs and expenses:
Operating costs	1,832,761	67,869	(4,968)	1,895,662
Corporate general and administrative	102,599	1,716	-	104,315
Depreciation and amortization	31,371	1,414	-	32,785
Provision for losses on accounts receivable	25,162	810	-	25,972
Loss on impairment	14,482	4,343	-	18,825
Interest, net (contractual interest expense $142,800)	10,960	1,675	-	12,635
Legal and regulatory matters, net	11,000	-	-	11,000
Restructuring costs	-	1,064	-	1,064
Gain on sale of assets, net	(782)	(43)	-	(825)
Equity interest in losses of subsidiaries	9,463	-	(9,463)	-
Total costs and expenses	2,037,016	78,848	(14,431)	2,101,433
Management fee (income) expense before reorganization items	(2,810)	2,810	-	-
Losses before reorganization costs, net, and income taxes	(25,672)	(9,990)	9,463	(26,199)
Reorganization costs, net	43,473	(556)	-	42,917
Income taxes	291	30	-	321
Net losses	$ (69,436)	$ (9,464)	$ 9,463	$ (69,437)
	==========	==========	===========	============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Predecessor Company
 For the Year Ended December 31, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (69,437)	$ (9,464)	$ 9,464	$ (69,437)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	9,464	-	(9,464)	-
Loss on impairment	14,482	4,343	-	18,825
Depreciation and amortization	31,371	1,414	-	32,785
Provision for losses on accounts receivable	25,162	810	-	25,972
Legal and regulatory costs	11,000	-	-	11,000
(Gain) loss on sale of assets, net	(782)	(43)	-	(825)
Reorganization costs, net	43,473	(556)	-	42,917
Other, net	9,844	(248)	-	9,596
Changes in operating assets and liabilities:
Accounts receivable	(39,226)	2,312	-	(36,914)
Other current assets	(2,749)	3,694	-	945
Other current liabilities	16,072	(8,051)	-	8,021
Income taxes payable	3,810	(2,743)	-	1,067
Net cash provided by (used for) operating activities before reorganization costs	52,484	(8,532)	-	43,952
Net cash paid for reorganization costs	(19,583)	-	-	(19,583)
Net cash (used for) provided by operating activities	32,901	(8,532)	-	24,369
Cash flows from investing activities:
Capital expenditures, net	(29,793)	(537)	-	(30,330)
Acquisitions, net of cash acquired	-	-	-	-
Proceeds from sale of assets	14,676	3,488	-	18,164
Proceeds from redemption of strategic investment	10,115	-	-	10,115
(Increase) decrease in long-term notes receivable	885	-	-	885
Decrease in other assets	6,568	(3,942)	-	2,626
Net cash (used for) provided by investing activities	2,451	(991)	-	1,460
Cash flows from financing activities:
Net (repayments) borrowings under Revolving Credit Agreement (postpetition)	(12,441)	-	-	(12,441)
Long-term debt borrowings	3,748	94	-	3,842
Long-term debt repayments (prepetition)	-	(82)	-	(82)
Principal payments on prepetition debt authorized by Bankruptcy Court	(3,017)	-	-	(3,017)
Other financing activities	2	(3)	-	(1)
Intersegment advances	(5,257)	5,257	-	-
Net cash provided by (used for) financing activities	(16,965)	5,266	-	(11,699)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	17,317	(4,257)	-	13,060
Cash and cash equivalents at beginning of year	32,600	4,989	-	37,589
Cash and cash equivalents at end of year	$ 49,917	$ 732	$ -	$ 50,649
	===========	=======	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
Predecessor Company
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2002

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Predecessor Company
 For the Year Ended December 31, 2000
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (545,711)	$ (129,311)	$ 129,311	$ (545,711)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	129,311	-	(129,311)	-
Loss on impairment	191,199	117	-	191,316
Depreciation and amortization	43,000	2,881	-	45,881
Provision for losses on accounts receivable	32,973	523	-	33,496
Legal and regulatory costs	1,245	-	-	1,245
(Gain) loss on sale of assets, net	(21,405)	5	-	(21,400)
Reorganization costs, net	225,423	110,452	-	335,875
Other, net	(18,388)	(1,798)	-	(20,186)
Changes in operating assets and liabilities:
Accounts receivable	(19,886)	1,166	-	(18,720)
Other current assets	(6,737)	17,766	-	11,029
Other current liabilities	1,582	(723)	-	859
Income taxes payable	4,827	(2,712)		2,115
Net cash provided by (used for) operating activities before reorganization costs	17,433	(1,634)	-	15,799
Net cash paid for reorganization costs	(17,520)	-		(17,520)
Net cash (used for) provided by operating activities	(87)	(1,634)		(1,721)
Cash flows from investing activities:
Capital expenditures, net	(48,236)	(7,130)	-	(55,366)
Acquisitions, net of cash acquired	(974)	-	-	(974)
Proceeds from sale of assets held for sale	2,987	21,993	-	24,980
(Increase) decrease in long-term notes receivable	(8,024)	1,936	-	(6,088)
Decrease in other assets	5,536	-		5,536
Net cash (used for) provided by investing activities	(48,711)	16,799		(31,912)
Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement (postpetition)	54,901	-	-	54,901
Long-term debt borrowings	6,108	3,559	-	9,667
Long-term debt repayments (prepetition)	-	(14,663)	-	(14,663)
Principal payments on prepetition debt authorized by Bankruptcy Court	(3,358)	(48)	-	(3,406)
Other financing activities	28	(32)	-	(4)
Intersegment advances	5,187	(5,187)		-
Net cash provided by (used for) financing activities	62,866	(16,371)		46,495
Effect of exchange rate on cash and cash equivalents	-	(320)		(320)
Net increase (decrease) in cash and cash equivalents	14,068	(1,526)	-	12,542
Cash and cash equivalents at beginning of year	18,532	6,515	-	25,047
Cash and cash equivalents at end of year	$ 32,600	$ 4,989	$ -	$ 37,589
	==========	========	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

     The following tables reflects unaudited quarterly financial data for fiscal years 2002 and 2001 (in thousands, except per share data):

	Predecessor Company	Reorganized Company Ten Months Ended December 31, 2002
	Two Months Ended February 28, 2002		One Month Ended March 31, 2002 (3)	Second Quarter	Third Quarter	Fourth Quarter (2)

Total net revenues	$ 301,846	|	$ 162,748	$ 479,631	$ 479,358	$ 476,457
	==========	|	===========	===========	==========	==========
(Loss) income before income taxes, discontinued operations and extraordinary item	$ (5,203)	| | | | |	$ 875	$ (2,719)	$ (20,244)	$ (415,488)
	==========	|	===========	===========	==========	==========
Loss on discontinued operations	$ 7,639	| |	$ -	$ -	$ -	$ -
	==========	|	===========	===========	==========	==========
Net (loss) income before extraordinary item	$ (5,350)	| | |	$ 802	$ (2,963)	$ (20,469)	(415,356)
	==========	|	===========	===========	==========	==========
Extraordinary item	$ 1,485,360	|	$ -	$ -	$ -	$ -
	==========	|	===========	===========	==========	==========
Net (loss) income	$ 1,485,371	|	$ 802	$ (2,963)	$ (20,469)	$ (415,356)
	==========	|	===========	==========	==========	==========
Net (loss) income per common and common equivalent share, before discontinued operations and extraordinary item:		| | | | | | | |
|
Basic and diluted (1)	$ (0.09)	|	$ 0.08	$ (0.29)	$ (2.05)	$ (41.54)
	============	|	===========	===========	==========	==========
Net (loss) income per common and common equivalent share:		| | |
|
Basic and diluted (1)	$ 24.32	|	$ 0.08	$ (0.29)	$ (2.05)	$ (41.54)
	=============	|	===========	===========	==========	==========
(1)	Earnings per share are computed independently for each of the periods presented and therefore, may not sum to the totals for the year (see Note 13).
(2)	We recorded a loss on asset impairment of $407.8 million.
(3)	We have reclassified certain amounts recorded in the March 31, 2002 10-Q to conform to the presentation for the ten months ended December 31, 2002.

----------------------------------------------------------------------------------------------------------------------------

1

Predecessor Company
Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total net revenues	$ 529,834	$ 507,160	$ 494,939	$ 543,301
	========	========	=======	=======
Loss before income taxes	$ (15,944)	$ (21,328)	$ (10,438)	$ (21,406)
	========	========	=======	=======
Net loss	$ (15,967)	$ (21,851)	$ (10,552)	$ (21,067)
	========	========	=======	=======
Net loss per common and common equivalent share:

Basic and diluted (1)	$ (0.26)	$ (0.36)	$ (0.17)	$ (0.34)
	========	========	=======	=======
(1)	Earnings per share are computed independently for each of the quarters presented and therefore, may not sum to the totals for the year (see Note 13).

2

NOTE: The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

/s/  Arthur Andersen LLP
    Arthur Andersen LLP

Albuquerque, New Mexico
March 18, 2002

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B		Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Additions Charged to Other Accounts		Deductions Other		Balance at End of Period
Reorganized Company
For the Ten Months Ended December 31, 2002:
Allowance for doubtful accounts	$ 68,723	$ 13,639	(1)	$ -		$ (36,547)		$ 45,905
	=========	=======		==========		=======		==========
Notes receivable reserve	$ 5,321	$ 1,148	(1)	$ -		$ (50)		$ 6,419	(2)
	=========	=======		==========		=======		==========
Reserve for assets held for sale	$ 4,820	$ 1,021		$ -		$ (5,841)		$ -
	=========	=======		==========		=======		==========
Corporate restructure reserve	$ 2,676	$ -		$ -		$ (2,676)		$ -
	=========	=======		==========		=======		==========

Predecessor Company
For the Two Months Ended February 28, 2002:
Allowance for doubtful accounts	$ 73,819	$ 417	(1)	$ 175	(3)	$ (5,688	)(4)	$ 68,723
	=========	=======		==========		=======		==========
Notes receivable reserve	$ 6,216	$ -		$ -		$ (895	)(4)	$ 5,321	(2)
	=========	=======		==========		=======		==========
Reserve for assets held for sale	$ 12,904	$ (7,339	)(5)	$ -		$ (745	)(6)	$ 4,820
	=========	=======		==========		=======		==========
Corporate restructure reserve	$ 905	$ 3,843	(7)	$ (905	)(8)	$ (1,167	)(9)	$ 2,676
	=========	=======		==========		=======		==========

Predecessor Company
Year ended December 31, 2001:
Allowance for doubtful accounts	$ 128,106	$ 22,435	(1)	$ -		$ (76,722)		$ 73,819
	=========	========		==========		=======		==========
Notes receivable reserve	$ 1,979	$ 3,537	(1)	$ 700		$ -		$ 6,216	(2)
	=========	========		==========		=======		==========
Reserve for assets held for sale	$ 233,746	$ 14,442		$ -		$ (235,284)		$ 12,904
	=========	========		==========		=======		==========
Corporate restructure reserve	$ 729	$ 1,064		$ -		$ (888)		$ 905
	=========	========		==========		=======		==========
Predecessor Company
Year ended December 31, 2000:
Allowance for doubtful accounts	$ 151,841	$ 33,496	(1)	$ -		$ (57,231)		$ 128,106
	=========	========		==========		=======		==========
Notes receivable reserve	$ 6,556	$ -		$ -		$ (4,577)		$ 1,979	(2)
	=========	========		==========		=======		==========
Reserve for assets held for sale	$ 84,522	$ 288,660		$ -		$ (139,436)		$ 233,746
	=========	========		==========		=======		==========
Corporate restructure reserve	$ 1,964	$ (1,090)		$ -		$ (145)		$ 729
	=========	========		==========		=======		==========
4
(1)	Charges included in provision for losses on accounts receivable.

(2)	Included in the note receivable reserve are the following:

$1,174, $1,671, $2,566 and $1,351 recorded as allowance for other receivable, net, current as of December 31, 2002, February 28, 2002, December 31, 2001 and 2000, respectively; and
$5,245, $3,650, $3,650 and $628 recorded as allowance for note receivable, long-term as of December 31, 2002, February 28, 2002, December 31, 2001 and 2000, respectively.
(3)	Provision for facilities included in discontinued operations.

(4)	Represents write-offs of applicable receivables.

(5)	Represents reorganization costs (gain), net, and loss on discontinued operations for adjustments to assets held for sale.

(6)	Represents disposition of assets held for sale.

(7)	Recorded as a component of reorganization costs (gain), net.

(8)	Reserves were related to claims subject to compromise and were extinguished in connection with the Company's emergence from bankruptcy.

(9)	Represents amounts paid for severance and other restructuring activities.

5