Form 10-Q
period 2003-03-31
SUN HEALTHCARE GROUP INC
filed 2003-05-14
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒   No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     As of May 9, 2003, there were 9,849,738 shares of the Registrant's $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended March 31, 2003
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets
	Reorganized Company - as of March 31, 2003 (unaudited)	3-4
	Reorganized Company - as of December 31, 2002	3-4

	Consolidated Statements of Operations
	Reorganized Company - for the three months ended March 31, 2003 (unaudited)	5
	Reorganized Company - for the one month ended March 31, 2002 (unaudited)	5
	Predecessor Company - for the two months ended February 28, 2002	5

	Consolidated Statements of Cash Flows
	Reorganized Company - for the three months ended March 31, 2003 (unaudited)	6
	Reorganized Company - for the one month ended March 31, 2002 (unaudited)	6
	Predecessor Company - for the two months ended February 28, 2002	6

	Notes to the Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30

Item 3.	Defaults Upon Senior Securities	30

Item 6.	Exhibits and Reports on Form 8-K	30

Signature		31

Certifications		32-33

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	Reorganized Company
	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 28,410	$ 21,013
Accounts receivable, net of allowance for doubtful accounts of $49,546 at March 31, 2003 and $45,905 at December 31, 2002	224,133	227,929
Inventories, net	21,223	21,846
Other receivables, net of allowance of $993 at March 31, 2003 and $1,174 at December 31, 2002	3,748	4,762
Assets held for sale	7,837	6,333
Restricted cash	79,906	76,739
Prepaids and other assets	7,278	12,437

Total current assets	372,535	371,059

Property and equipment, net	69,833	67,714
Notes receivable, net of allowance of $5,255 at March 31, 2003 and $5,245 at December 31, 2002	1,130	1,506
Goodwill, net	3,894	3,894
Other assets, net	28,754	31,662

Total assets	$ 476,146	$ 475,835
	=============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands except per share data)
	Reorganized Company
	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
Current liabilities:
Current portion of long-term debt	$ 109,865	$ 124,183
Accounts payable	63,968	63,728
Accrued compensation and benefits	70,524	66,723
Accrued self-insurance obligations	100,990	116,010
Income taxes payable	11,513	12,700
Other accrued liabilities	81,206	61,959

Total current liabilities	438,066	445,303

Accrued self-insurance obligations, net of current portion	92,747	65,876
Long-term debt, net of current portion	70,072	72,040
Unfavorable lease obligations	52,052	56,526
Other long-term liabilities	9,396	23,028

Total liabilities	662,333	662,773

Commitments and contingencies

Minority interest	280	280

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of March 31, 2003 and December 31, 2002	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 9,828,351 and 9,321,020 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	98	93
Additional paid-in capital	267,067	253,375
Accumulated deficit	(451,270)	(437,986)
	(184,105)	(184,518)
Less:
Unearned Compensation	(2,362)	(2,700)
Total stockholders' deficit	(186,467)	(187,218)
Total liabilities and stockholders' deficit	$ 476,146	$ 475,835
	===========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Reorganized Company			Predecessor Company
	For the Three Months Ended March 31, 2003	For the One Month Ended March 31, 2002	| | |	For the Two Months Ended February 28, 2002
	(unaudited)	(unaudited)	|	(Note 1)
			|
Total net revenues	$ 442,321	$ 151,275	|	$ 301,846
			|
Costs and expenses:			|
Operating costs	418,357	138,345	|	285,116
Corporate general and administrative	22,196	8,427	|	15,862
Depreciation and amortization	3,340	2,138	|	4,465
Provision for losses on accounts receivable	4,264	2,583	|	417
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002)	4,589	1,173	| |	2,672
Gain on sale of assets, net	(227)	(2,089)	|	-
Restructuring costs	1,819	-	|	-
			|
Total costs and expenses	454,338	150,577	|	308,532
			|
(Loss) income before reorganization costs, income taxes, discontinued operations and extraordinary item	(12,017)	698	| |	(6,686)
Reorganization costs, net	-	-	|	(1,483)
			|
(Loss) income before income taxes, discontinued operations and extraordinary item	(12,017)	698	| |	(5,203)
Income taxes	250	73	|	147
			|
(Loss) income before discontinued operations and extraordinary item	(12,267)	625	| |	(5,350)
			|
Discontinued operations:			|
(Loss) income from discontinued operations	(1,350)	176	|	(1,569)
Gain (loss) on disposal of discontinued operations, net	333	-	|	(6,070)
(Loss) income from discontinued operations	(1,017)	176	|	(7,639)
			|
(Loss) income before extraordinary item	(13,284)	801	|	(12,989)
Extraordinary gain on extinguishment of debt, net	-	-	|	1,498,360
			|
Net (loss) income	$ (13,284)	$ 801	|	$ 1,485,371
	============	==============	|	=============
Net (loss) income per common and common equivalent share:			|
Basic and diluted			|
(Loss) income before discontinued operations and extraordinary item	$ (1.22)	$ .06	|	$ (.09)
(Loss) income from discontinued operations	(.11)	.02	|	(.12)
Extraordinary item	-	-	|	24.53
			|
Net (loss) income:	$ (1.33)	$ .08	|	$ 24.32
	=============	=============	|	=============
Weighted average number of common and common equivalent shares outstanding:			| |
			|
Basic and diluted	10,020	10,000	|	61,080
	=============	=============	|	=============

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Reorganized Company			Predecessor Company
Cash flows from operating activities:	For the Three Months Ended March 31, 2003	For the One Month Ended March 31, 2002	| | |	For the Two Months Ended February 28, 2002
	(unaudited)	(unaudited)	|	(Note 1)
Net (loss) income	$ (13,284)	$ 801	|	$ 1,485,371
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:			| |
Extraordinary gain on extinguishment of debt, net	-	-	|	(1,498,360)
Reorganization costs (gain), net	-	-	|	(1,483)
Depreciation and amortization	3,341	2,229	|	4,465
Amortization of favorable and unfavorable lease intangibles	(2,584)	-	|	-
Provision for losses on accounts receivable	4,328	2,638	|	417
Gain on sale of assets, net	(227)	(2,089)	|	-
(Gain) loss on disposal of discontinued operations, net	(333)	-	|	6,070
Restricted stock compensation	337	-	|	-
Other, net	120	485	|	716
Changes in operating assets and liabilities:			|
Accounts receivable, net	7,875	(3,632)	|	(7,368)
Inventories, net	239	703	|	(473)
Other receivables, net	972	(167)	|	819
Restricted cash	(3,167)	-	|	(4,430)
Prepaids and other assets	5,798	3,182	|	(2,391)
Accounts payable	240	(485)	|	(8,601)
Accrued compensation and benefits	3,793	3,489	|	(1,792)
Accrued self-insurance obligations	10,691	(1,810)	|	(4,094)
Income taxes payable	(1,187)	(352)	|	693
Other accrued liabilities	8,966	11,207	|	(2,793)
Liabilities subject to compromise	-	-	|	10,865
Accrued self-insurance obligations	1,160	-	|	3,150
Unfavorable lease obligations	-	-	|	(101)
Other long-term liabilities	66	21	|	(2,004)
Minority interest	-	(14)	|	362
Net cash provided by (used for) operating activities before reorganization costs	27,144	16,206	| |	(20,962)
Net cash paid for reorganization costs	(1,316)	(3,168)	|	(2,781)
Net cash provided by (used for) operating activities	25,828	13,038	|	(23,743)
			|
Cash flows from investing activities:			|
Capital expenditures, net	(6,322)	(3,679)	|	(3,971)
Proceeds from sale of assets held for sale	-	1,000	|	-
Repayment of long-term notes receivable	418	317	|	168
Other, net	-	(827)	|	142
Net cash used for investing activities	(5,904)	(3,189)	|	(3,661)
			|
Cash flows from financing activities:			|
Net (payments) borrowings under Revolving Credit Agreement	(10,213)	383	|	-
Net (payments) borrowings under DIP Financing	-	-	|	(55,382)
Long-term debt borrowings	-	-	|	112,988
Long-term debt repayments	(2,314)	(69,686)	|	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	-	|	(7,966)
Other, net	-	-	|	(3,728)
Net cash (used for) provided by financing activities	(12,527)	(69,303)	|	45,899
Net increase (decrease) in cash and cash equivalents	7,397	(59,454)	|	18,495
Cash and cash equivalents at beginning of period	21,013	69,144	|	50,649
Cash and cash equivalents at end of period	$ 28,410	$ 9,690	|	$ 69,144
	===========	============	|	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)  Nature of Business

     References throughout this document to the Company include Sun Healthcare Group, Inc. and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its consolidated subsidiaries and not any other person.

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) pharmaceutical services, with inpatient services representing the most significant portion of our business. As of March 31, 2003, we operated 217 long-term care facilities in 25 states and provided rehabilitation and pharmaceutical services to both company-operated and non-affiliated facilities.

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

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 (the "Filing Date") until February 28, 2002. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. The report of our independent auditors as of December 31, 2002 and for the ten month period then ended included an explanatory paragraph as to our ability to continue as a going concern (see our Annual Report on Form 10-K for the year ended December 31, 2002).

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

     As used in this Form 10-Q, the term "Predecessor Company" refers to our operations for periods prior to March 1, 2002, while the term "Reorganized Company" is used to describe our operations for periods beginning March 1, 2002 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Information

     The accompanying unaudited consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally required in annual reports on Form 10-K.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In the opinion of management, the accompanying interim consolidated financial statements present fairly our financial position at March 31, 2003 and December 31, 2002, the consolidated results of our operations and the consolidated cash flows for the three, one and two month periods ended March 31, 2003, March 31, 2002 and February 28, 2002, respectively. Management believes that all adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the SEC. Accordingly, they are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 and the two months ended February 28, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our Form 8-K filed on May 31, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year. Certain amounts in the 2002 consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

     The consolidated balance sheet as of December 31, 2002 and the consolidated statements of operations and cash flows for the two months ended February 28, 2002 have been derived from the audited financial statements at these dates but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

(2)  Basis of Reporting and Current Operating Environment

     Our consolidated financial statements as of March 31, 2003, and for the three month period then ended have been prepared under accounting principles generally accepted in the United States assuming that we will continue as a going concern. As noted in Note 1 above, the report of our independent auditors as of December 31, 2002 and for the ten month period then ended included an explanatory paragraph as to our ability to continue as a going concern. We recorded a net loss of $13.3 million for the three month period ended March 31, 2003. We have negative working capital and a stockholders' deficit of $65.5  million and $186.5 million, respectively, at March 31, 2003. Our net loss was primarily the result of reimbursement decreases and increased costs for patient liability settlements. In addition, we are not in compliance with financial covenants on certain long-term debt obligations totaling $106.9 million at March 31, 2003 (see Note 3 and 4). Accordingly, we have classified these debt obligations as current liabilities in the accompanying consolidated balance sheet as of March 31, 2003.

     In January 2003, we initiated restructuring efforts, which include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to obtain rent concessions with respect to our under-performing facilities, and if we are unable to obtain sufficient rent concessions on a facility lease, then we will seek to transition operations of that facility to a new operator so that we will no longer be burdened by the loss generated by that facility. We divested 21 skilled nursing facilities during the quarter ended March 31, 2003, and an additional 16 facilities between April 1, 2003 and April 30, 2003. As of April 30, 2003, we have identified approximately 43% of our current facilities that we would seek to transition to new operators if we are unable to restructure the applicable leases or obtain satisfactory rent concessions on the facilities. Through March 31, 2003, we have withheld approximately $18.9 million in accrued rent and mortgage payments for those facilities. They are classified as current obligations at March 31, 2003. In April 2003, we were released from paying approximately $9.4 million of the withheld payments.  See Note 12 - Subsequent Events.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     In addition to our lease restructuring efforts, we have taken the following actions:

(a)	evaluated the opportunity to sell our ancillary businesses and other assets in order to improve our short-term liquidity position;
(b)	intensified collection efforts on older accounts receivable not included in the borrowing base under our Revolving Loan Agreement to improve cash flows;
(c)	implemented more extensive efforts to reduce operating and overhead costs; and
(d)	commenced negotiations with financial institutions to secure liquidity to be available during the lease restructuring initiative.

     As part of our restructuring efforts we paid restructuring costs of $1.8 million during the three months ended March 31, 2003 comprised of $1.4 million of professional fees and $0.4 million in severance costs related to the termination of employees.

     No assurance can be given that the actions discussed above, or any future actions taken by us, will improve our cash flows, liquidity availability or future operating prospects.

     The consolidated financial statements as of March 31, 2003, and for the three month period then ended, do not include any adjustments to reflect the possible future effects to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty regarding our ability to continue as a going concern.

(3)  Loan Agreements

      On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. As agreed with the lenders under the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). The effective interest rate as of March 31, 2003 on borrowings under the Revolving Loan Agreement was approximately 6.3%. The weighted average borrowing interest rate for the three month period ended March 31, 2003 was 6.5%. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. The defined borrowing base as of March 31, 2003, was $100.2 million, net of specified reserves of $27.0 million, which includes a minimum availability reserve of $10.0 million. As of March 31, 2003, we had borrowed approximately $51.8 million and had issued approximately $26.4 million in letters of credit under the Revolving Loan Agreement, leaving approximately $22.0 million available to us for additional borrowing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity is limited to $20.0 million. The Term Loan Agreement is secured primarily by a first security pledge of the stock of our subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of our other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of March 31, 2003 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we have made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement was approximately $36.6 million at March 31, 2003.

     For the quarter ended March 31, 2003, we were not in compliance with the following covenants under the Loan Agreements:  indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow.  The lenders under the Term Loan Agreement have also asserted other covenant and substantive defaults. We can give no assurance that the lenders will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, acting upon their security interests, and denying us the right to additional borrowing under the Revolving Loan Agreement.

     We have classified the Revolving Loan Agreement and the Term Loan Agreement totaling $88.5 million as current obligations as of March 31, 2003. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect, which equate to default rates of 8.3% and 11.0%, respectively, as of March 31, 2003.

     In connection with entering into the Loan Agreements, we incurred deferred financing costs of $3.5 million, which are amortized using the effective interest method over the lives of the Loan Agreements. Failure to amend and obtain waivers of the financial covenants may materially and adversely affect our financial position, results of operations and cash flows.

(4)  Long-Term Debt

     We are in default under mortgages for two skilled nursing facilities, and we have classified the two mortgages totaling $18.4 million as current obligations as of March 31, 2003. The lender had asserted that we are in default of the mortgages; however, on April 18, 2003, we entered into a settlement agreement with the lenders under the mortgages that provided for the transfer of the properties to the lenders in full settlement and satisfaction of the debt. See Notes 2 and 12.

     In accordance with SOP 90-7, we did not pay any principal or accrue any interest on prepetition obligations between October 14, 1999 and February 28, 2002 except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note. The total amount of interest that was not required to be paid is parenthetically disclosed in the consolidated statements of operations.

     Long-term debt consisted of the following as of the periods indicated (in thousands):
	ReorganizedCompany
	March 31, 2003	December 31, 2002

Revolving Loan Agreement	$ 51,816	$ 62,030
Term Loan Agreement	36,640	37,480
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	68,941	72,898
Industrial Revenue Bonds	7,735	7,915
Other long-term debt	14,805	15,900
Total long-term debt	179,937	196,223
Less amounts due within one year	(109,865)	(124,183)
Long-term debt, net of current portion	$ 70,072	$ 72,040
	===========	===========

     Long-term debt at March 31, 2003 and December 31, 2002 includes amounts owed under fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The scheduled or expected maturities of long-term debt as of March 31, 2003 are as follows (in thousands):
Reorganized Company
March 31, 2003
2003	$ 109,865
2004	32,347
2005	13,525
2006	5,333
2007	1,294
Thereafter	17,573
$ 179,937
==========

(5)  Assets Held for Sale

      Long Lived Assets to be Disposed Of

     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. From March 1, 2002 through December 31, 2002, the Reorganized Company had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results are included in continuing operations and are immaterial to our consolidated financial position and results of operations. Due to our lease restructuring initiative in 2003, we began to report our divested facilities as discontinued operations in the first quarter of 2003.

Discontinued Operations

     During the three months ended March 31, 2003, we divested 21 skilled nursing facilities in our Inpatient Services segment. The net revenues and net loss for the three month period ended March 31, 2003 for these 21 facilities were $28.5 million and $1.4 million, respectively, and have been reported as discontinued operations. Also reported in discontinued operations are the net revenues and net income for the one month period ended March 31, 2002 for these 21 facilities, which were $11.5 million and $0.2 million, respectively. The operating results of these 21 facilities have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence. The aggregate net gain on disposal during the three month period ended March 31, 2003 for these divestitures was $0.3 million recorded in gain (loss) on disposal of discontinued operations, net, in our March 31, 2003 consolidated statement of operations. Additionally, a gain of $0.2 million associated with prior year divestitures of certain skilled nursing facilities was recorded in gain on sale of assets, net, in our 2003 consolidated statement of operations.

Assets Held for Sale

     As of March 31, 2003, assets held for sale consist of (i) five undeveloped parcels of land valued at $6.3 million and (ii) artwork valued at $1.5 million within our consolidated financial statements in our Other Operations and Corporate segments, respectively, which we expect to sell during 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Commitments and Contingencies

(a) Insurance

     It is our policy to self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the reserves are reviewed periodically, and any resulting adjustments are reflected in current operations. Claims are paid over varying periods, and future payments may be different than the estimated reserves. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due and a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. Although we believe the companies we have purchased insurance from are solvent, in light of changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations.

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. For the years 2000, 2001 and 2002, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Commencing January 1, 2003, we established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. These reserves are provided on an undiscounted basis in the period that the event occurred. As of March 31, 2003 and December 31, 2002, the reserves for such risks were $118.3 million and $108.0 million, respectively. We estimated our range of exposure at March 31, 2003 was $101.7 million to $136.1 million. Provisions for such risks were $16.6 million, $2.7 million and $9.0 million for the three months ended March 31, 2003, one month ended March 31, 2002 and two months ended February 28, 2002, respectively, and are included in operating expenses and corporate general and administrative expenses. At March 31, 2003, we had $8.4 million in pre-funded amounts restricted for payment of general and professional liability claims.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The discounting of these policy periods resulted in a reduction to our reserves of $3.5 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three months ended March 31, 2003, one month ended March 31, 2002 and two months ended February 28, 2002 were $9.8 million, $3.0 million and $3.4 million, respectively. We have recorded reserves of $65.6 million and $65.3 million, as of March 31, 2003 and December 31, 2002, respectively. We estimated our range of exposure at March 31, 2003 was $59.8 million to $73.0 million. At March 31, 2003, we had $64.2 million in pre-funded amounts restricted for payment of workers' compensation claims.

(b) Restricted Cash

     Included in restricted cash in our consolidated balance sheet as of March 31, 2003 and December 31, 2002 is $79.9 million and $76.7 million, respectively, primarily related to our funding of self-insurance obligations and amounts to pay U.S Trustee fees. Other Assets, net, as of March 31, 2003 and December 31, 2002, includes $3.0 million and $3.6 million, respectively, of restricted cash maintained to repay a mortgage.

(7)  Capital Stock

     As of March 31, 2003, the Reorganized Company had issued approximately 9,678,000 shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise and 150,000 shares of its common stock pursuant to the 2002 Management Equity Incentive Plan. As of March 31, 2003, we expected to issue up to an additional 322,000 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $8.7 million valued at $27 per share by our reorganization plan and is recorded in other long-term liabilities in the March 31, 2003 consolidated balance sheet. On May 12, 2003, the closing price of our common stock on the Over-the Counter Bulletin Board was $0.98.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reorganized Company Stock Option Plan

     In February 2002, we adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 shares of our common stock.  As of March 31, 2003, our officers held options to purchase 700,000 shares under this plan and we had issued 150,000 shares of common stock awards.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of March 31, 2003, our directors held options to purchase 80,000 shares under this plan.

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

     As of March 31, 2003, we had outstanding options covering an aggregate of 780,000 shares of our common stock to our officers and directors at a strike price of $27 per share, which price was equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20% vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 330,000 options vest 25% per year on the first four anniversary dates. All options expire in 2009.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), issued on December 31, 2002, provides companies alternative methods to transitioning to Statement of Financial Accounting Standards No. 123, Stock-Based Compensation ("SFAS No. 123") fair value method of accounting for stock-based employee compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant, and accounted for under the intrinsic value method. In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, we must make an election during the year ending December 31, 2003 to change to fair value accounting for stock options. We are continuing to evaluate the transition provisions of SFAS No. 148.

       Net (loss) income as reported includes amortization of unearned compensation of $0.3 million and $0.1 million for the three months ended March 31,2003 and one month ended March 31, 2002, respectively. For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net (loss) income and diluted net (loss) income per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands except per share amounts):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	Reorganized Company			Predecessor Company
	For The Three Months Ended March 31, 2003	For The One Month Ended March 31, 2002		For The Two Months Ended February 28, 2002
|
|
Net (loss) income as reported	$ (13,284)	$ 801	|	$ 1,485,371
|
Compensation expense	(199)	(25)	|	-
|
Net (loss) income (pro forma)	$ (13,483)	$ 776	|	$ 1,485,371
	================	=================	|	==================
Net (loss) income per share:			|
Basic and diluted:			|
Net (loss) income as reported	$ (1.33)	$ .08	|	$ 24.32
Compensation expense	(.02)	-	|	-
Net (loss) income pro forma	$ (1.35)	$ .08	|	$ 24.32
	===============	=================	|	==================

(8)  Earnings per Share

     Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the three months ended March 31, 2003 include the common shares issued in connection with emergence and 322,000 common shares outstanding to be issued once the prepetition claims are finalized.

     Diluted net (loss) income per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that our restricted common stock of the Reorganized Company and convertible securities of the Predecessor Company were converted as of the beginning of the period. Net earnings are adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As we had a net loss for the three months ended March 31, 2003, our stock options were anti-dilutive. Options to purchase approximately 780,000 shares of common stock were outstanding for the three months ended March 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(9)  Income Taxes

     The current provision for income taxes of $0.3 million, $0.1 million and $0.1 million for the three months ended March 31, 2003, one month ended March 31, 2002 and two months ended February 28, 2002, respectively, was based on estimated state income tax liabilities for these periods. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits were recorded for these periods for federal purposes since the realization of net operating loss carryforwards is uncertain.

(10)  Other Events

(a)  Litigation

     On February 28, 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we have violated the terms of the Permanent Injunction and Final Judgement (the "PIFJ") we entered in during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA has requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. We have continued our dialogue with the BMFEA and believe we have demonstrated that we are in fact in compliance with the PIFJ. It is not clear whether the BMFEA will assert that a material sum is due or payable and no estimate can be made of any amount that the BMFEA may ultimately seek. An adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter vigorously.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In March and April 1999, class action lawsuits were filed against us and three individuals who were at that time our officers, in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that we did not disclose material facts concerning the impact that PPS would have on our results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased our common stock during the class-action period. Pursuant to an agreement among the parties, we were dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint. In April 2002, the plaintiffs' Motion was denied.

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

     In our effort to reduce our costs, in January 2003, we initiated new restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to obtain rent concessions with respect to our under-performing facilities, and if we are unable to obtain sufficient rent concessions on a facility lease, then we will seek to transition operations of that facility to a new operator so that we will no longer be burdened by the loss generated by that facility. We have withheld rent and mortgage payments for those facilities. We have negotiated and continue to negotiate with many of our landlords and mortgage holders in an effort to achieve consensual resolution of these issues. However, several landlords and mortgage holders have threatened to commence eviction or similar proceedings against us. Additional actions seeking damages or other leasehold remedies may also be commenced.

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

(11)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. At March 31, 2003, we operated 217 long-term care facilities with 24,274 licensed beds as compared with 244 facilities with 27,632 licensed beds at March 31, 2002. As part of our restructuring efforts, we may divest approximately 48% of those 217 skilled nursing facilities representing approximately 12,000 licensed beds. See Note 12 - Subsequent Events.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At March 31, 2003, this segment provided services to 550 facilities, 335 of which are nonaffiliated and 215 were affiliated, as compared to 548 facilities at March 31, 2002, of which 329 were nonaffiliated and 219 were affiliated. In March 2002, we sold substantially all of the assets of our respiratory therapy operation.

Pharmaceutical Services: This segment provides pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 665 facilities at March 31, 2003 compared with 641 facilities at March 31, 2002. Of the 665 facilities in 2003, 487 were nonaffiliated facilities and 178 were affiliated as compared to 426 nonaffiliated facilities and 215 affiliated facilities in 2002. Included in intersegment revenues in the following tables is revenue billed directly to affiliated homes.

Other Operations: This segment includes temporary medical staffing services, home health services, software development and other ancillary services provided to affiliated and nonaffiliated facilities.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable and property and equipment.

     Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Three Months Ended March 31, 2003

Total net revenues	$ 328,544	$ 40,819	$ 65,300	$ 46,295	$ -	$ (38,637)	$ 442,321
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	329,683	36,190	61,044	43,428	13,109	(38,637)	444,817
Depreciation and amortization	1,562	307	1,013	460	(2)	-	3,340
Interest, net	806	(10)	(3)	207	3,589	-	4,589
Net segment income (loss)	$ (3,507)	$ 4,332	$ 3,246	$ 2,200	$ (16,696)	$ -	$ (10,425)
	======	=======	=======	=====	=====	======	=======
Intersegment revenues	$ (138)	$ 22,552	$ 11,846	$ 4,377	$ -	$ (38,637)	$ -
Identifiable segment assets	$ 256,763	$ 19,598	$ 40,893	$ 39,842	$ 485,940	$ (366,890)	$ 476,146
Segment capital expenditures	$ 3,796	$ 75	$ 95	$ 228	$ 2,128	$ -	$ 6,322

Reorganized Company For the One Month Ended March 31, 2002

Total net revenues	$ 114,480	$ 14,378	$ 20,751	$ 14,933	$ -	$ (13,267)	$ 151,275
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	113,629	11,897	19,245	13,864	3,987	(13,267)	149,355
Depreciation and amortization	830	128	264	186	730	-	2,138
Interest, net	225	1	(11)	59	899	-	1,173
Net segment income (loss)	$ (204)	$ 2,352	$ 1,253	$ 824	$ (5,616)	$ -	$ (1,391)
	======	=======	=======	=====	=====	======	=======
Intersegment revenues	$ (46)	$ 8,233	$ 4,337	$ 743	$ -	$ (13,267)	$ -
Identifiable segment assets	$ 440,128	$ 80,614	$ 115,086	$ 50,973	$ 452,196	$ (364,351)	$ 774,646
Segment capital expenditures	$ 1,330	$ 10	$ 56	$ 86	$ 2,197	$ -	$ 3,679

Predecessor Company For the Two Months Ended February 28, 2002

Total net revenues	$ 227,906	$ 28,501	$ 41,101	$ 29,815	$ -	$ (25,477)	$ 301,846
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	227,118	24,872	37,818	28,505	8,559	(25,477)	301,395
Depreciation and amortization	1,847	253	566	382	1,417	-	4,465
Interest, net	273	1	(2)	120	2,280	-	2,672
Net segment income (loss)	$ (1,332)	$ 3,375	$ 2,719	$ 808	$ (12,256)	$ -	$ (6,686)
	======	=======	=======	=====	=====	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ 1,489	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ 51,733	$ 514,167	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ 124	$ 1,573	$ -	$ 3,971

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Income or Loss and Segment Assets

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see our 2002 Form 10-K filing - Note 1). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following tables reconcile net segment (loss) income to consolidated (loss) income before income taxes, discontinued operations and extraordinary item:

	Reorganized Company			Predecessor Company
	For the Three Months Ended March 31, 2003	For the One Month Ended March 31, 2002		For the Two Months Ended February 28, 2002
			|
Net segment loss	$ (10,425)	$ (1,391)	|	$ (6,686)
Restructuring costs	1,819	-	|	-
Gain on sale of assets, net	(227)	(2,089)	|	-
Reorganization costs, net	-	-	|	(1,483)
(Loss) income before income taxes, discontinued operations and extraordinary item	$ (12,017)	$ 698	| | |	$ (5,203)
	===========	============	|	============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) Subsequent Events

     During the period of April 1, 2003 to April 30, 2003, we divested 16 long-term care facilities. The net revenues and net income for the three month period ended March 31, 2003 for these 16 facilities were approximately $29.0 million and $1.6 million, respectively. Our pharmaceutical and rehabilitation therapy operations earned intersegment revenues of $1.1 million and $4.2 million, respectively, by providing services to these facilities during the three month period ended March 31, 2003.  The net revenues and net income for the one month period ended March 31, 2002 for these 16 facilities were approximately $9.9 million and $0.5 million, respectively. Intersegment revenues earned by our pharmaceutical and rehabilitation therapy operations were $0.4 million and $0.9 million, respectively for the same one month period.  The operating results of these April divestitures will be reported as discontinued operations for all periods presented of the Reorganized Company, beginning with the second quarter of 2003.

     As of April 30, 2003, we operated 201 long-term care facilities with 22,494 licensed beds. As part of our restructuring efforts, we may divest approximately 43% of those facilities.

     During the period of April 1, 2003 to April 30, 2003, we withheld approximately $7.1 million accrued rent and mortgage payments with respect to facilities that we may divest.

     On April 18, 2003, we entered into a settlement agreement with the lessors of 31 of the facilities that we operated and the lenders under mortgages for two other facilities that we operated (the lessors and the lenders are collectively referred to as "Care Realty"). The settlement agreement provided that we will transfer the operations of the 33 facilities to Care Realty or other licensed operators that it designates. In addition, Care Realty released us from paying past-due rents and certain future rents to Care Realty while we continue operating the facilities, and from claims for leasehold damages for periods after we cease operating the facilities. The released rents aggregated approximately $9.2 million through April 1, 2003. Through April 30, 2003, we had transferred the operations of five of the 33 facilities. The release of the rents is not reflected in our first quarter financial statements because we entered into the settlement in April 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Factors That Will Affect Our Future Financial Condition and Results of Operations

     References throughout this document to the Company include Sun Healthcare Group, Inc. and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its consolidated subsidiaries and not any other person.

     Information provided in this Form 10-Q contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, lease restructuring initiative, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and those referred to under the caption "Additional Business Risks" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002:

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

-

we currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments) and settle our other liabilities in 2003. If we are unable to generate sufficient cash flow levels, there is a substantial prospect that we and/or one or more of our subsidiaries would be required to seek protection under the U.S. Bankruptcy Code;

-	we are in default under our Loan Agreements;
-	our potential inability to continue as a going concern;
-	in January and February 2003, we ceased making payments on leases and mortgages for a majority of the long-term care facilities that we operated at the time;
-	our Medicare reimbursements materially and adversely decreased after September 30, 2002 and our Medicare and Medicaid reimbursements could materially and adversely decrease in the future;
-	national and local economic conditions, including their effect on our availability and cost of labor, utilities and materials;
-	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;
-	liabilities and other claims asserted against us, including patient care liabilities (see "Note 10 - Other Events");
-	our ability to attract and retain qualified personnel;
-	the competitive environment in which we operate; and
-	demographic changes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Overview

     Current Liquidity. For the three months ended March 31, 2003, our net loss was $13.3 million. At May 8, 2003, we had cash and cash equivalents of $5.5 million and borrowing availability under our Loan Agreements of $10.0 million. That availability resulted, in part, from our ceasing to pay rent on certain of our facilities pursuant to restructuring efforts described below. The report of our independent auditors as of December 31, 2002 and for the ten month period then ended included an explanatory paragraph as to our ability to continue as a going concern (see our Annual Report on Form 10-K for the year ended December 31, 2002). Our restructuring efforts are likely to require at least nine to 12 months to complete. We will need additional liquidity during the next few months and may be required to sell additional assets during that period in order to have sufficient liquidity to operate our business as we complete the restructuring. We cannot assure that we will be able to complete sales of our assets on a timely basis to provide sufficient liquidity to complete the restructuring. It is likely that if we are unable to complete such sales or otherwise obtain additional funding, we would commence bankruptcy proceedings.

     Defaults under Loan Agreements. We were not in compliance with certain financial covenants in our Loan Agreements at March 31, 2003 and we continue not to be in compliance. The lenders under the Loan Agreements have continued lending to us in spite of the defaults, although they have reserved their rights to seek to exercise their remedies contained in the Loan Agreements. We cannot assure you that the lenders under those agreements will refrain from seeking to exercise their remedies, potentially including declaring all loan amounts outstanding to be immediately due and payable, acting upon their security interests, denying us the right to additional borrowing under the Revolving Loan Agreement and other remedies. It is likely that under those circumstances we would commence bankruptcy proceedings. We have classified the Loan Agreements as current obligations at March 31, 2003 and our liquidity remains an ongoing concern for us.

     Defaults under Leases and Mortgages. In our effort to reduce our costs, in January 2003, we initiated new restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to obtain rent concessions with respect to our under-performing facilities, and if we are unable to obtain sufficient rent concessions on a facility lease, then we will seek to transition operations of that facility to a new operator so that we will no longer be burdened by the loss generated by that facility. During the period of January 1, 2003 to April 30, 2003, we divested 37 facilities. We are currently attempting to transition approximately 43% of our remaining long-term care facilities to new operators. As of April 30, 2003, we had withheld payment of approximately $26.0 million in accrued rent and mortgage payments with respect to those facilities. In addition, we intend to continue withholding certain rent and mortgage payments until we complete the transition of each affected facility to new operators. We cannot predict the extent to which landlords not receiving rent will seek to assert leasehold or other damages during the restructuring period. If the landlords aggressively pursue and obtain back rent and other damages, we will likely be required to commence bankruptcy proceedings prior to the completion of our restructuring.

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

     Emergence from Chapter 11 Bankruptcy Proceedings. On February 28, 2002, we emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization. From October 14, 1999 until February 28, 2002, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, we have recorded the fresh-start adjustments in the consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

Comparability of Financial Information

     With respect to reported operating results, management believes that business segment operating results of the Predecessor Company are generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to March 1, 2002 generally are not comparable to those of the Reorganized Company.

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

     We derive approximately 25.5% of our revenues from Medicare and 45.9% from Medicaid. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients, and such amount is determined by classifying each patient into one of 44 resource utilization groups ("RUG"). The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, Congress enacted The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") to provide some relief to the industry. The BBRA and BIPA required four Medicare "add-on" payments: a 4% increase in per diem rates; a 16.7% increase in the nursing component of each RUG; a 20% increase for certain categories of high cost, medically complex patients; and a 6.7% increase for rehabilitation RUGs.

     On September 30, 2002, two of the add-on provisions of the Medicare payment regulations expired: the 4% add-on for all patient categories in the RUG system and the 16.7% add-on for nursing related costs. We estimate that our Medicare revenues decreased by approximately $8.7 million ($36.98 per patient day) for the period of January 1, 2003 to March 31, 2003, and we cannot predict whether these add-ons will be restored. In addition to the elimination of the add-ons, CMS provided a 2.6% market basket increase in payments to skilled nursing facilities for the 2003 Federal fiscal year.  For the period of January 1, 2003 to March 31, 2003, we estimate that the market basket increase resulted in approximately $2.2 million ($9.49 per patient day) in revenue. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $6.5 million ($27.49 per patient day) for the three months ended March 31, 2003. On May 8, 2003, CMS proposed a 2.9% market basket increase for the 2004 Federal fiscal year (October 1, 2003 through September 30, 2004). We estimate the 2.9% increase could result in an additional $10.59 per patient day for our skilled nursing facilities. The proposal is subject to a comment period and we are unable to predict whether it will become a final rule.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The remaining two add-on payments, the 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care, were scheduled to expire on the earlier of September 30, 2003 or at such time as CMS completes the case mix refinements. However, CMS has proposed an extension of the expiration date to September 30, 2004. The proposal is subject to a comment period and we are unable to predict whether it will become a final rule.  The refinements are intended to ensure nursing homes are fairly and accurately reimbursed for taking care of medically complex patients. CMS has determined that the research is not sufficiently advanced at the present time to implement the refinements in the 2004 Federal fiscal year. Although the add-ons will expire when these refinements are implemented, it is expected that the add-ons will be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced, we estimate that our per beneficiary per diems would decrease by approximately $27.00 per patient day. The loss of these add-ons would have a material adverse effect on our financial position, results of operations and cash flows.

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

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy. BBRA and BIPA placed a moratorium on that limitation; however, the moratorium expires on June 30, 2003. We estimate the application of the limitation will reduce our rehabilitation therapy services' revenue by approximately $7.2 million and our inpatient services revenue by $0.9 million for the six months ended December 31, 2003, based upon the number of long-term care facilities we currently operate and our current level of Medicare Part B services.

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

     In a notice of proposed rulemaking issued on February 10, 2003, CMS proposed a significant change for the reimbursement of Medicare Part A bad debts. The proposal would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting periods beginning October 1, 2003, 20% for cost reporting periods beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. Based upon the estimated Medicare bad debts that we will claim on our 2002 cost reports, we estimate that our Medicare revenues would decrease by approximately $0.84 per patient day in 2004, $1.68 per patient day in 2005 and $2.52 per patient day in 2006 if the proposed changes are implemented.

     To summarize, we estimate that our Medicare revenues for our inpatient facilities will decrease by approximately $27.49 per patient day during the year ended December 31, 2003 as a result of the known changes to Medicare and assuming that we continue operating our facilities at current Medicare service levels. This decrease includes: a $36.98 per patient day decrease to inpatient revenues as a result of the expiration of the add-ons; a $9.49 per patient day increase to inpatient revenues as a result of the market basket increase; a $7.2 million decrease to therapy revenues and a $0.9 million decrease in inpatient services revenues as a result of the expiration of the therapy cap moratorium; and a $2.1 million decrease in home health revenues as a result of legislative changes.

     The recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. States that have recently reduced Medicaid reimbursements to long-term care facilities include Colorado, Georgia, Illinois and Massachusetts. States that are considering reducing Medicaid reimbursements to long-term care facilities include California, Connecticut, Kentucky, New Jersey, Ohio, Tennessee, Texas and Washington.

     California's proposed changes would be the most significant to us because 64 of our facilities, or 29 percent of the facilities that we operated as of April 1, 2003, were in California. California has proposed a 15% cut in Medicaid payments effective July 1, 2003 to skilled nursing facilities, and we estimate that if the proposal is implemented then our Medicaid reimbursements at our facilities in California would decrease by approximately $17.00 per patient per day.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Critical Accounting Policies Update

     It is our policy to self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the reserves are reviewed periodically, and any resulting adjustments are reflected in current operations. Claims are paid over varying periods, and future payments may be different than the estimated reserves. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due and a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. Although we believe the companies we have purchased insurance from are solvent, in light of changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations.

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. For the years 2000, 2001 and 2002, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Commencing January 1, 2003, we established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. These reserves are provided on an undiscounted basis in the period that the event occurred. As of March 31, 2003 and December 31, 2002, the reserves for such risks were $118.3 million and $108.0 million, respectively. We estimated our range of exposure at March 31, 2003 was $101.7 million to $136.1 million. Provisions for such risks were $16.6 million, $2.7 million and $9.0 million for the three months ended March 31, 2003, one month ended March 31, 2002 and two months ended February 28, 2002, respectively, and are included in operating expenses and corporate general and administrative expenses. At March 31, 2003, we had $8.4 million in pre-funded amounts restricted for payment of general and professional liability claims.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The discounting of these policy periods resulted in a reduction to our reserves of $3.5 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three months ended March 31, 2003, one month ended March 31, 2002 and two months ended February 28, 2002 were $9.8 million, $3.0 million and $3.4 million, respectively. We have recorded reserves of $65.6 million and $65.3 million, as of March 31, 2003 and December 31, 2002, respectively. We estimated our range of exposure at March 31, 2003 was $59.8 million to $73.0 million. At March 31, 2003, we had $64.2 million in pre-funded amounts restricted for payment of workers' compensation claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues in continuing operations for the periods presented (in thousands):

	Reorganized Company For the Three Months Ended March 31, 2003		Reorganized Company and Predecessor Company Combined For the Three Months Ended March 31, 2002

Inpatient Services	$ 328,544	74.3%	$ 342,386	75.6%
Rehabilitation and Respiratory Therapy Services	40,819	9.2%	42,879	9.5%
Pharmaceutical and Medical Supply Services	65,300	14.8%	61,852	13.6%
Other Operations	46,295	10.5%	44,748	9.9%
Intersegment Eliminations	(38,637)	(8.8)%	(38,744)	(8.6)%

Total net revenues	$ 442,321	100%	$ 453,121	100%
	=============	=====	===========	====

     The following table sets forth the amount of net segment income (loss) in continuing operations for the periods presented (in thousands):

	Reorganized Company For the Three Months Ended March 31, 2003	Reorganized Company and Predecessor Company Combined For the Three Months Ended March 31, 2002

Inpatient Services	$ (3,507)	$ (1,536)
Rehabilitation and Respiratory Therapy Services	4,332	5,727
Pharmaceutical and Medical Supply Services	3,246	3,972
Other Operations	2,200	1,632
Corporate	(16,696)	(17,872)

Net segment loss	$ (10,425)	$ (8,077)
	==========	=============

      The net segment income (loss) amounts detailed above do not include the following items: gain (loss) on sale of assets, net; restructuring costs; reorganization costs, net; income taxes; loss from discontinued operations, and extraordinary gain on extinguishment of debt. These amounts totaled approximately $(2.9) million and $1,494.2 million in 2003 and 2002, respectively.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents the percentage of total net revenues represented by certain items for us for the periods presented:

	Reorganized Company For the Three Months Ended March 31, 2003	| | | | | |	Reorganized Company and Predecessor Company Combined For the Three Months Ended March 31, 2002
		|
Total net revenues	100.0%	|	100.0%
		|
Costs and expenses:		|
Operating costs	94.6%	|	93.5%
Corporate general and administrative	5.0%	|	5.4%
Depreciation and amortization	0.8%	|	1.5%
Provision for losses on accounts receivable	1.0%	|	0.7%
Interest, net	1.0%	|	0.8%
(Gain) loss on sale of assets, net	(0.1)%	|	(0.5)%
Restructuring costs	0.4%	|	-%
		|
Total costs, expenses and gains before reorganization costs, income taxes, discontinued operations and extraordinary item	102.7%	| | |	101.4%
		|
Losses before reorganization costs, income taxes, discontinued operations and extraordinary item	(2.7)%	| |	(1.4)%
Reorganization costs, net	-%	|	0.3%
Income taxes	(0.1)%	|	-%
Loss from discontinued operations	(0.2)%	|	(1.6)%
Extraordinary item	-%	|	330.7%
		|
Net (loss) income	(3.0)%	|	328.0%
	==========	|	===========

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

 Results of Operations

     We reported a net loss for the first quarter of 2003 of $13.3 million compared to net income of $1,486.2 million for the first quarter of 2002. The net loss for the first quarter of 2003 included restructuring costs of $1.8 million and a loss from discontinued operations of $1.0 million.

   Net income for the 2002 period included:
-	an extraordinary gain on extinguishment of debt of $1,498.4 million;

-	a $7.5 million loss from discontinued operations;

-	a gain from reorganization activities of $1.5 million; and

-	a $2.1 million gain on sale of assets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net Revenues

     Total Company net revenues were $442.3 million for the first quarter of 2003 compared to $453.1 million for the same period in 2002. The decrease in net operating revenues was primarily due to the following:
-

a $16.9 million decrease within our inpatient services operations primarily due to the divestitures of 21 under-performing facilities in 2003.  The operating results of these 21 facilities have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence; and

-	a $2.1 million decrease within our rehabilitation and respiratory therapy services operations due primarily to the disposition of our respiratory therapy operations in the first quarter of 2002.

These decreases were offset in part by:

-	a $3.5 million increase in our pharmaceutical services due to a 10% growth in the number of our non-affiliated contracts;

-	a $3.1 million increase in our inpatient services revenues, on a same store basis; and

-	a $1.5 million increase in our other operations segment on higher revenue from our temporary staffing services due to our expansion into certain nursing markets.

     The $3.1 million increase in our inpatient services revenues, on a same store basis, was caused by:
-	a $3.2 million increase in Medicaid revenue primarily due to slightly higher census and a more favorable case mix;

-	a $0.6 million net increase in Medicare, primarily due to increased census which more than offset a $6.5 million decrease caused by the expiration of add-ons to our Medicare rates; and

-	a $0.7 million decrease in private and other revenues primarily due to a decrease in private and other census.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, general and administrative expenses, and provision for losses on accounts receivable of $444.8 million during the first quarter of 2003 compared to $450.8 million during the first quarter of 2002. Included in operating expenses is rent expense. For the quarter ended March 31, 2003, rent expense associated with our inpatient services operations was approximately $30.9 million compared to $33.0 million for the three months ended March 31, 2002, reflecting a decrease of approximately $2.1 million quarter to quarter due to dispositions. On a same store basis in the quarter to quarter comparison, rent expense decreased approximately $0.9 million to $30.8 million compared to $31.7 million in 2002. The decrease of approximately $6.0 million in total operating and general and administrative expenses was primarily due to a decrease of $18.5 million due to dispositions in our inpatient services operations, partly offset by the following:

-	an increase of $7.4 million for same store operations within our inpatient services operations;

-	a higher cost of goods sold of $4.0 million at our pharmacy operations caused by higher volume due to an increase in non-affiliated contracts; and

-	a $1.1 million increase in operating costs in our other operations due to increased salaries caused by the growth in our temporary staffing operations.

     The increase in operating expenses for same store operations was due to the following items:
-	an increase of $5.1 million in salaries and wages due to an increase in the weighted average wage rate and our efforts to improve staffing levels;

-	an increase in general and professional liability expense of $2.2 million driven by changes in our excess liability coverages; and

-	an increase of $1.0 million in utilities primarily caused by higher natural gas prices and increased water rates.

These increases were offset in part by decreased rent expense of $0.9 million caused by the impairment of certain lease intangibles recorded in the fourth quarter of 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest Expense, net

     Interest expense of $4.6 million was recorded in the first quarter of 2003 compared to $3.8 million in the first quarter of 2002. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. The increase of $0.8 million in interest was due primarily to the recognition of interest for all of our debt instruments. Had we not been under bankruptcy protection, our interest expense, net for the first quarter of 2002, would have been $27.6 million.

Depreciation and Amortization

     Depreciation and amortization expense decreased to $3.3 million for the first quarter of 2003 compared to $6.6 million for the first quarter of 2002. The decrease was attributable to decreases in property carrying amounts as a result of the impairment recorded in the fourth quarter of 2002.

Liquidity and Capital Resources

      On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. As agreed with the lenders under the Revolving Loan Agreement, we pay interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). The effective interest rate as of March 31, 2003 on borrowings under the Revolving Loan Agreement was approximately 6.3%. The weighted average borrowing interest rate for the three month period ended March 31, 2003 was 6.5%. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. The defined borrowing base as of March 31, 2003, was $100.2 million, net of specified reserves of $27.0 million, which includes a $10.0 million minimum availability reserve. As of March 31, 2003, we had borrowed approximately $51.8 million and had issued approximately $26.4 million in letters of credit under the Revolving Loan Agreement, leaving approximately $22.0 million available to us for additional borrowing.

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). The Term Loan Agreement is comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity is limited to $20.0 million. The Term Loan Agreement is secured primarily by a first security pledge of the stock of our subsidiaries that provide pharmaceutical services and a second priority security interest in substantially all of our other assets. Interest rates under the Term Loan Agreement are variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of March 31, 2003 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we have made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement was approximately $36.6 million at March 31, 2003.

     The Loan Agreements require us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements. For the quarter ended March 31, 2003, we were not in compliance with the following covenants: indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow.  The lenders under the Term Loan Agreement have also asserted other covenant and substantive defaults. We can give no assurance that the lenders will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, acting upon their security interests, and denying us the right to additional borrowing under the Revolving Loan Agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We have classified the Revolving Loan Agreement and the Term Loan Agreement totaling $88.5 million as current obligations as of March 31, 2003. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 8.3% and 11.0%, respectively as of March 31, 2003.

     We have initiated restructuring efforts which include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to obtain rent concessions with respect to our under-performing facilities, and if we are unable to obtain sufficient rent concessions on a facility lease, then we will seek to transition operations of that facility to a new operator so that we will no longer be burdened by the loss generated by that facility. Through March 31, 2003, we have divested 21 facilities and have identified approximately 48% of our facilities that we would seek to transition to new operators if we are unable to obtain satisfactory rent concessions on the facilities. Through March 31, 2003, we withheld approximately $18.9 million in accrued rent and mortgage payments on these facilities and they are classified as current obligations. We have also classified two mortgages as current obligations. We can give no assurance that the landlords and lenders will not seek to exercise their remedies under their respective leases and mortgages, including the potential acceleration of the principal and interest and/or forcing an involuntary bankruptcy. Additionally we will be required to compute outstanding interest under the mortgages using a rate of 18%, which represents the default rate of interest.

     At March 31, 2003, we had a working capital deficit of $65.5 million and cash and cash equivalents of $28.4 million as compared to a working capital deficit of $74.2 million and cash and cash equivalents of $21.0 million at December 31, 2002. The increase in working capital is due to changes in the amount due under the Revolving Loan Agreement and Term Loan Agreement and the elimination of one mortgage.

     For the three months ended March 31, 2003, net cash provided by operating activities was approximately $25.8 million. The net cash provided by operating activities for the three months ended March 31, 2003 is primarily from the withholding of rent related to facilities we intend to divest and from our continuing efforts to reduce costs. Net cash provided by operating activities for the one month ended March 31, 2002 was approximately $13.0 million. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million.

     We incurred capital expenditures of $6.3 million, $3.7 million and $4.0 million for the three months ended March 31, 2003, for the one month ended March 31, 2002 and for the two months ended February 28, 2002, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures.

     On February 28, 2002, we delivered a $10.0 million promissory note to the United States of America as part of our settlement agreement with the federal government, of which $9.0 million remains outstanding. A payment of $1.0 million was made in February 2003.  The remaining principal amount of the promissory note is payable as follows: $1.0 million on February 28, 2004; $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of March 31, 2003 was approximately 2.8%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. We expect to pay an aggregate of approximately $13.5 million to the State Medicaid agencies to resolve these claims, of which we have paid approximately $7.9 million as of March 31, 2003. The payments are expected to be made partly in cash, partly with promissory notes and potentially as set-offs against reimbursements payable to us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Our Revolving Loan Agreement and Term Loan Agreement entered into on February 28, 2002, are sensitive to changes in interest rates.

     The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million. As agreed with the lenders, under the Revolving Loan Agreement, we are paying interest (i) for base loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for the Libor loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $100.0 million, the we will incur additional interest expense of approximately $1.0 million annually.

     The Term Loan Agreement is comprised of a three-year $20.0 million term loan (the "Term Loan") and a three-year $23.7 million original issue discount note (the "Discount Note") and together with the Term Loan, the "Term Debt"). Under the Discount Note, our borrowing availability is approximately $20.0 million. Interest accrues on the Term Loan at the greater of (i) prime (or, if higher, the federal funds rate plus 0.5%) plus 4.0% and (ii) 9.0%. We will pay interest on the Discount Note for base rate borrowings a rate of interest equal to the greater of (i) prime (or, if higher, the federal funds rate plus 0.5%) and (ii) 2.7% and for Eurodollar borrowings a rate of interest equal to the Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus 0.5%. Under the Term Loan Agreement, interest accrues at the greater of (i) prime plus 4.0% and (ii) 9.0%. For each additional percentage point increase in the prime rate, assuming an outstanding balance of $40.0 million, we will incur additional interest expense of approximately $400,000 annually.

     The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect, which equate to default rates of 8.3% and 11.0%, respectively as of March 31, 2003.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Note 10 - Other Events" and is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Loan Agreements require us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in the Loan Agreements. For the quarter ended March 31, 2003, we were not in compliance with the following covenants: indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow. The lenders under the Term Loan Agreement have also asserted other covenant and substantive defaults.  We can give no assurance that the lenders will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, acting upon their security interests, and denying us the right to additional borrowing under the Revolving Loan Agreement.

     We have classified the Revolving Loan Agreement and the Term Loan Agreement totaling $88.5 million as current obligations as of March 31, 2003. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 8.3% and 11.0%, respectively, as of March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1     Severance Agreement with Tracy A. Gregg dated April 2, 2003

10.2     Severance Agreement with Gay Kelley dated January 30, 2003

99.1   Written Statement of Chief Executive Officer

99.2     Written Statement of Chief Financial Officer

(b)     Reports on Form 8-K

1.	Report dated January 15, 2003, and filed on January 15, 2003, to file the Company's press release that disclosed certain landlord-asserted defaults on long-term care facility leases.

2.	Report dated February 7, 2003, and filed on February 10, 2003, to file the Company's press release that disclosed certain lease restructuring initiatives by the Company.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: May 14, 2003
By: /s/ Kevin W. Pendergest
Kevin W. Pendergest
Chief Financial Officer

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
Date: May 14, 2003	/s/ Richard K. Matros
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

Date: May 14, 2002	/s/ Kevin W. Pendergest
Kevin W. Pendergest Executive Vice President and Chief Financial Officer