Form 10-Q
period 2003-06-30
SUN HEALTHCARE GROUP INC
filed 2003-08-14
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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
Yes ☒   No ☐

     As of August 11, 2003, there were 10,021,574 shares of the Registrant's $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended June 30, 2003
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets
	Reorganized Company - as of June 30, 2003 (unaudited)	3-4
	Reorganized Company - as of December 31, 2002	3-4

	Consolidated Statements of Operations
	Reorganized Company - for the three months ended June 30, 2003 (unaudited)	5
	Reorganized Company - for the three months ended June 30, 2002 (unaudited)	5
	Reorganized Company - for the six months ended June 30, 2003 (unaudited)	6
	Reorganized Company - for the four months ended June 30, 2002 (unaudited)	6
	Predecessor Company - for the two months ended February 28, 2002	6

	Consolidated Statements of Cash Flows
	Reorganized Company - for the six months ended June 30, 2003 (unaudited)	7
	Reorganized Company - for the four months ended June 30, 2002 (unaudited)	7
	Predecessor Company - for the two months ended February 28, 2002	7

	Notes to the Consolidated Financial Statements	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34-35

Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits and Reports on Form 8-K	36-37

Signature		38

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	Reorganized Company
	June 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 19,482	$ 21,013
Accounts receivable, net of allowance for doubtful accounts of $62,644 at June 30, 2003 and $45,905 at December 31, 2002	185,510	227,929
Inventories, net	6,314	21,846
Other receivables, net of allowance of $724 at June 30, 2003 and $1,174 at December 31, 2002	4,804	4,762
Assets held for sale	46,946	6,333
Restricted cash	79,162	76,739
Prepaids and other assets	6,816	12,437

Total current assets	349,034	371,059

Property and equipment, net	62,828	67,714
Notes receivable, net of allowance of $5,255 at June 30, 2003 and $5,245 at December 31, 2002	892	1,506
Goodwill, net	3,894	3,894
Other assets, net	26,772	31,662

Total assets	$ 443,420	$ 475,835
	=============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands except per share data)
	Reorganized Company
	June 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Current liabilities:
Current portion of long-term debt	$ 114,114	$ 124,183
Accounts payable	50,552	63,728
Accrued compensation and benefits	58,910	66,723
Accrued self-insurance obligations	97,433	116,010
Income taxes payable	13,239	12,700
Liabilities held for sale	11,313	-
Other accrued liabilities	73,171	61,959

Total current liabilities	418,732	445,303

Accrued self-insurance obligations, net of current portion	100,571	65,876
Long-term debt, net of current portion	65,224	72,040
Unfavorable lease obligations	47,161	56,526
Other long-term liabilities	7,441	23,028

Total liabilities	639,129	662,773

Commitments and contingencies

Minority interest	280	280

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of March 31, 2003 and December 31, 2002	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 9,895,998 and 9,321,020 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	99	93
Additional paid-in capital	268,893	253,375
Accumulated deficit	(462,821)	(437,986)
	(193,829)	(184,518)
Less:
Unearned Compensation	(2,160)	(2,700)
Total stockholders' deficit	(195,989)	(187,218)
Total liabilities and stockholders' deficit	$ 443,420	$ 475,835
	===========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
	Reorganized Company
	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002
	(Unaudited)	(Unaudited)

Total net revenues	$ 282,594	$ 283,082

Costs and expenses:

Operating costs	263,995	259,266
Corporate general and administrative	15,520	25,323
Depreciation and amortization	1,933	3,869
Provision for losses on accounts receivable	4,098	1,300
Interest, net	6,499	3,747
Gain on sale of assets, net	(4,226)	(951)
Restructuring costs	4,411	-

Total costs and expenses	292,230	292,554

Loss before income taxes and discontinued operations	(9,636)	(9,472)
Income taxes	240	244

Loss before discontinued operations	(9,876)	(9,716)

Discontinued operations:
(Loss) income from discontinued operations	(1,352)	6,753
Loss on disposal of discontinued operations, net	(324)	-
(Loss) income from discontinued operations	(1,676)	6,753

Net loss	$ (11,552)	$ (2,963)
	==================	==================
Net loss per common and common equivalent share:
Basic and diluted
Loss before discontinued operations	$ (.98)	$ (.97)
(Loss) income from discontinued operations	(.17)	.67

Net loss	$ (1.15)	$ (.30)
	==================	==================
Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	10,060	10,000
	==================	==================

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Reorganized Company			Predecessor Company
	For the Six Months Ended June 30, 2003	For the Four Months Ended June 30, 2002	| | |	For the Two Months Ended February 28, 2002
	(unaudited)	(unaudited)	|	(Note 1)
			|
Total net revenues	$ 558,167	$ 379,924	|	$ 301,846
			|
Costs and expenses:			|
Operating costs	520,922	347,366	|	285,116
Corporate general and administrative	36,459	33,445	|	15,862
Depreciation and amortization	4,048	5,507	|	4,465
Provision for losses on accounts receivable	6,358	3,543	|	417
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002)	11,077	4,940	| |	2,672
Gain on sale of assets, net	(4,453)	(3,040)	|	-
Restructuring costs	6,229	-	|	-
			|
Total costs and expenses	580,640	391,761	|	308,532
			|
Loss before reorganization costs, income taxes, discontinued operations and extraordinary item	(22,473)	(11,837)	| |	(6,686)
Reorganization costs, net	-	-	|	(1,483)
			|
Loss before income taxes, discontinued operations and extraordinary item	(22,473)	(11,837)	| |	(5,203)
Income taxes	490	317	|	147
			|
Loss before discontinued operations and extraordinary item	(22,963)	(12,154)	| |	(5,350)
			|
Discontinued operations:			|
(Loss) income from discontinued operations	(1,881)	9,993	|	(1,569)
Gain (loss) on disposal of discontinued operations, net	9	-	|	(6,070)
(Loss) income from discontinued operations	(1,872)	9,993	|	(7,639)
			|
Loss before extraordinary item	(24,835)	(2,161)	|	(12,989)
Extraordinary gain on extinguishment of debt, net	-	-	|	1,498,360
			|
Net (loss) income	$ (24,835)	$ (2,161)	|	$ 1,485,371
	============	=============	|	============
Net (loss) income per common and common equivalent share:			|
Basic and diluted			|
Loss before discontinued operations and extraordinary item	$ (2.29)	$ (1.22)	|	$ (.09)
(Loss) income from discontinued operations	(.18)	1.00	|	(.12)
Extraordinary item	-	-	|	24.53
			|
Net (loss) income	$ (2.47)	$ (.22)	|	$ 24.32
	============	============	|	============
Weighted average number of common and common equivalent shares outstanding:			| |
			|
Basic and diluted	10,040	10,000	|	61,080
	============	============	|	============

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Reorganized Company			Predecessor Company
Cash flows from operating activities:	For the Six Months Ended June 30, 2003	For the Four Months Ended June 30, 2002	| | |	For the Two Months Ended February 28, 2002
	(unaudited)	(unaudited)	|	(Note 1)
Net (loss) income	$ (24,835)	$ (2,161)	|	$ 1,485,371
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:			| |
Extraordinary gain on extinguishment of debt, net	-	-	|	(1,498,360)
Reorganization costs (gain), net	-	-	|	(1,483)
Depreciation and amortization	5,870	8,614	|	4,465
Amortization of favorable and unfavorable lease intangibles	(4,929)	-	|	-
Provision for losses on accounts receivable	10,305	5,287	|	417
Gain on sale of assets, net	(4,453)	(3,040)	|	-
(Gain) loss on disposal of discontinued operations, net	(9)	-	|	6,070
Restricted stock compensation	540	-	|	-
Other, net	660	(1,762)	|	716
Changes in operating assets and liabilities:			|
Accounts receivable, net	17,139	(2,214)	|	(7,368)
Inventories, net	573	967	|	(473)
Other receivables, net	(1,422)	(948)	|	819
Restricted cash	(2,423)	-	|	(4,430)
Prepaids and other assets	4,039	(952)	|	(2,391)
Accounts payable	(4,903)	(6,468)	|	(8,601)
Accrued compensation and benefits	(6,339)	(3,388)	|	(1,792)
Accrued self-insurance obligations	16,118	(2,657)	|	(944)
Income taxes payable	539	(668)	|	693
Other accrued liabilities	8,716	(8,267)	|	(2,793)
Liabilities subject to compromise	-	-	|	10,865
Unfavorable lease obligations	-	-	|	(101)
Other long-term liabilities	373	(3,764)	|	(2,004)
Minority interest	-	124	|	362
Net cash provided by (used for) operating activities before reorganization costs	15,559	(21,297)	| |	(20,962)
Net cash paid for reorganization costs	(8,240)	(7,401)	|	(2,781)
Net cash provided by (used for) operating activities	7,319	(28,698)	|	(23,743)
			|
Cash flows from investing activities:			|
Capital expenditures, net	(10,443)	(11,784)	|	(3,971)
Proceeds from sale of assets held for sale	352	15,848	|	-
Repayment of long-term notes receivable	671	323	|	168
Other, net	-	1,983	|	142
Net cash (used for) provided by investing activities	(9,420)	6,370	|	(3,661)
			|
Cash flows from financing activities:			|
Net (payments) borrowings under Revolving Credit Agreement	4,144	(44,807)	|	-
Net (payments) borrowings under DIP Financing	-	-	|	(55,382)
Long-term debt borrowings	-	352	|	112,988
Long-term debt repayments	(3,574)	(1,512)	|	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	-	|	(7,966)
Other, net	-	-	|	(3,728)
Net cash provided by (used for) financing activities	570	(45,967)	|	45,899
Net (decrease) increase in cash and cash equivalents	(1,531)	(68,295)	|	18,495
Cash and cash equivalents at beginning of period	21,013	69,144	|	50,649
Cash and cash equivalents at end of period	$ 19,482	$ 849	|	$ 69,144
	============	=============	|	=============

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

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through three principal business segments: (i) inpatient services (ii) rehabilitation therapy services, and (iii) home health services. Inpatient services represents the most significant portion of our business. As of June 30, 2003, we operated 157 long-term care facilities in 20 states and provided rehabilitation and pharmaceutical services to both company-operated and non-affiliated facilities. We sold our pharmaceutical services operations in July 2003.

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

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 (the "Filing Date") until February 28, 2002. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. The report of our independent auditors as of December 31, 2002 and for the ten month period then ended included a paragraph raising doubt as to our ability to continue as a going concern (see our Annual Report on Form 10-K for the year ended December 31, 2002).

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

Comparability of Financial Information

     The adoption of fresh-start accounting as of March 1, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, we believe that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the results of operations and cash flows of the Predecessor Company for periods prior to March 1, 2002 generally are not comparable to those of the Reorganized Company.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

     The accompanying unaudited consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally required in annual reports on Form 10-K.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In the opinion of management, the accompanying interim consolidated financial statements present fairly our financial position at June 30, 2003 and December 31, 2002, the consolidated results of our operations and the consolidated cash flows for the six, four and two month periods ended June 30, 2003, June 30, 2002 and February 28, 2002, respectively. Management believes that all adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the SEC. Accordingly, they are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 and the two months ended February 28, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our Current Report on Form 8-K filed on May 31, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year. Certain amounts in the 2002 consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, asset impairments, self-insurance obligations and loss accruals. Actual results could differ from those estimates.

(2)  Basis of Reporting and Current Operating Environment

     Our consolidated financial statements as of June 30, 2003, and for the six month period then ended have been prepared under accounting principles generally accepted in the United States assuming that we will continue as a going concern. As noted in Note 1 above, the report of our independent auditors on our consolidated financial statements as of December 31, 2002 and for the ten month period then ended included a paragraph raising doubt as to our ability to continue as a going concern. We recorded a net loss of $24.8 million for the six month period ended June 30, 2003. We have negative working capital and a stockholders' deficit of $69.7  million and $196.0 million, respectively, at June 30, 2003. Our net loss was primarily the result of Medicare reimbursement decreases and increased costs for patient liability settlements. In addition, we are not in compliance with financial covenants on certain long-term debt obligations totaling $111.2 million at June 30, 2003 (see Notes 3 and 4). Accordingly, we have classified these debt obligations as current liabilities in the accompanying consolidated balance sheet as of June 30, 2003, resulting in a negative working capital position.

     In January 2003, we initiated restructuring efforts, which include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to divest our under-performing facilities by transitioning operations of those facilities to new operators so that we will no longer be burdened by the losses generated by those facilities. We divested 60 skilled nursing facilities during the quarter ended June 30, 2003, and an additional 14 facilities between July 1, 2003 and July 31, 2003. Together with the 21 facilities divested during the quarter ended March 31, 2003, we have divested a total of 95 facilities as of July 31, 2003. As of July 31, 2003, we have identified approximately 30% of our remaining facilities that we would seek to transition to new operators. During the period of January 1, 2003 to June 30, 2003, we withheld approximately $22.5 million in accrued rent and mortgage payments on facilities that we identified for transfer to new operators. Through June 30, 2003, we were released from paying approximately $9.5 million of the withheld payments. The remaining amounts are classified as current obligations at June 30, 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments) and to settle our other liabilities including those related to our prior year general and professional liabilities in 2003. If we are unable to generate sufficient cash flow levels, there is a substantial prospect that we, including our parent entity and/or one of more of its subsidiaries would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

In addition to our lease restructuring efforts, we have taken the following actions:

(a)

completed the sale of our pharmaceutical services operations in July 2003 and continue to evaluate the opportunities to sell our other ancillary businesses and other assets in order to improve our short-term liquidity position;

(b)	intensified collection efforts on older accounts receivable not included in the borrowing base under our Revolving Loan Agreement to improve cash flows and liquidity;
(c)	implemented more extensive efforts to reduce operating and overhead costs; and
(d)	commenced negotiations with financial institutions in an attempt to refinance our senior debt.

     As part of our restructuring efforts, we paid restructuring costs of $4.4 million during the three months ended June 30, 2003 comprised of $4.0 million of professional fees and $0.4 million in severance costs related to the termination of employees.

     No assurance can be given that the actions discussed above, or any future actions taken by us, will improve our cash flows, liquidity availability or future operating prospects.

     The consolidated financial statements as of June 30, 2003, and for the three and six month periods then ended, do not include any adjustments to reflect the possible future effects to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty regarding our ability to continue as a going concern.

(3)  Loan Agreements

    On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. In connection with the sale of our pharmaceutical operations in July 2003, the lenders under our Revolving Loan Agreement reduced our $150.0 million revolving line to $75.0 million and reserved an additional $11.1 million against liquidity otherwise available thereunder. As agreed with the lenders under the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). The effective interest rate as of June 30, 2003 on borrowings under the Revolving Loan Agreement was approximately 6.7%. The weighted average borrowing interest rate for the three month period ended June 30, 2003 was 6.5%. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million, subject to the reductions and reserves noted above. The defined borrowing base as of June 30, 2003, was $93.2 million, net of specified reserves of $27.0 million, which includes a minimum availability reserve of $10.0 million. As of June 30, 2003, we had borrowed approximately $66.2 million and had issued approximately $24.7 million in letters of credit under the Revolving Loan Agreement, leaving approximately $2.3 million available to us for additional borrowing. On July 15, 2003, we paid $33.9 million of the outstanding balance under our Revolving Loan Agreement in connection with the closing of the sale of our pharmaceutical operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). We paid the Term Loan Agreement in full on July 15, 2003. See Note 12 - Subsequent Events. The Term Loan Agreement was comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity was limited to $20.0 million. Interest rates under the Term Loan Agreement were variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of June 30, 2003 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement at June 30, 2003 was approximately $35.8 million.

     For the quarter ended June 30, 2003, we were not in compliance with the following covenants under the Loan Agreements: indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow. The lenders under the Term Loan Agreement asserted other covenant and substantive defaults. We can give no assurance that the lenders under the Revolving Loan Agreement will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, acting upon their security interests, and denying us the right to additional borrowing under the Revolving Loan Agreement.

     We classified the Revolving Loan Agreement and the Term Loan Agreement totaling $102.0 million as current obligations as of June 30, 2003. The default interest rates under the Revolving Loan Agreement increase by 2.0% based on the rates in effect, which equate to default rates of 8.7% and 11.0%, respectively, as of June 30, 2003.

     In connection with entering into the Loan Agreements, we incurred deferred financing costs of $3.5 million, which are amortized using the effective interest method over the lives of the Loan Agreements. Failure to amend and obtain waivers of the financial covenants may materially and adversely affect our financial position, results of operations and cash flows.

(4)  Long-Term Debt

     As of June 30, 2003, the lender for one skilled nursing facility had asserted that we were in default of the mortgage and we have classified the mortgage totaling $9.3 million as a current obligation.   Effective July 31, 2003, we transferred the property to the lenders in full settlement and satisfaction of the debt. See Notes 2 and 12.

     In accordance with SOP 90-7, we did not pay any principal or accrue any interest on prepetition obligations between October 14, 1999 and February 28, 2002 except for amounts related to certain Industrial Revenue Bonds, a fully-secured mortgage, certain capital equipment leases and a nominal amount related to a promissory note. For the two months ended February 28, 2002, $23.7 million was not required to be paid.

     Long-term debt consisted of the following as of the periods indicated (in thousands):
	Reorganized Company
	June 30, 2003	December 31, 2002

Revolving Loan Agreement	$ 66,167	$ 62,030
Term Loan Agreement	35,800	37,480
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	59,006	72,898
Industrial Revenue Bonds	7,735	7,915
Other long-term debt	10,630	15,900
Total long-term debt	179,338	196,223
Less amounts due within one year	(114,114)	(124,183)
Long-term debt, net of current portion	$ 65,224	$ 72,040
	============	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Long-term debt at June 30, 2003 and December 31, 2002 includes amounts owed under fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt.

     The scheduled or expected maturities of long-term debt as of June 30, 2003 are as follows (in thousands):
Reorganized Company
June 30, 2003
2003	$ 114,114
2004	36,998
2005	4,267
2006	5,335
2007	1,309
Thereafter	17,315
$ 179,338
===========

(5)  Assets Held for Sale

 Long Lived Assets to be Disposed Of

     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. From March 1, 2002 through December 31, 2002, the Reorganized Company had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results are included in continuing operations and are immaterial to our consolidated financial position and results of operations. Due to our restructuring initiative in 2003, in the first quarter of 2003 we began to report our divested facilities as discontinued operations when the lease is terminated on a leased facility or after operations cease at that facility.

Discontinued Operations

During the six months ended June 30, 2003, we divested, primarily through lease terminations and transfers, 81 skilled nursing facilities in our Inpatient Services segment. The net revenues for the three and six months ended June 30, 2003 for these 81 facilities were $94.5 million and $236.9 million, respectively, and the net loss for the three and six months ended June 30, 2003 were $3.8 million and $7.2 million, respectively, and have been reported as discontinued operations. Also reported in discontinued operations are the net revenues for the three and four month period ended June 30, 2002 for these 81 facilities, which were $148.0 million and $198.9 million, respectively, and the net income for the three and four month period ended June 30, 2002 which was $2.9 million and $4.9 million, respectively. The operating results of these 81 facilities have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence. The aggregate net (loss) gain on disposal during the three and six month period ended June 30, 2003 for these divestitures was approximately $(0.3) million and $9,000 recorded in gain (loss) on disposal of discontinued operations, net, in our June 30, 2003 consolidated statement of operations. Additionally, a gain of $4.2 million and $4.5 million, primarily associated with other asset sales was recorded in gain on sale of assets, net, in our 2003 consolidated statement of operations for the three and six months ended June 30, 2003, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On July 15, 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. ("Omnicare"). The net revenues for the three and six months ended June 30, 2003 for our pharmaceutical services operations were $65.2 million and $130.0 million, respectively, including $10.8 million and $22.6 million of intersegment revenues, respectively. The net income for the three and six months ended June 30, 2003 was $2.5 million and $5.3 million, respectively, and has been reported as discontinued operations as our pharmaceutical services operations were held for sale as of June 30, 2003. Also reported in discontinued operations are the net revenues for the three and four month period ended June 30, 2002 for our pharmaceutical services operations, which were $60.9 million and $80.1 million, respectively, and the net income for the three and four month periods ended June 30, 2002 which was $3.9 million and $5.1 million, respectively. The operating results of our pharmaceutical services operations have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence.

Assets Held for Sale

     As of June 30, 2003, assets held for sale consist of (i) assets of our pharmacy services segment valued at $39.5 million; (ii) five undeveloped parcels of land valued at $6.3 million and (iii) artwork valued at $1.1 million within our consolidated financial statements in our Other Operations and Corporate segments, respectively, all of which we expect to sell during 2003.

(6)  Commitments and Contingencies

(a) Insurance

   We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the coverage during which the event took place. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims and industry loss development factors. The methods of making such estimates and establishing the reserves are reviewed periodically, and any resulting adjustments are reflected in current operations. Claims are paid over varying periods, and future payments may be different than the estimated reserves. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due and a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. Although we believe the companies we have purchased insurance from are solvent, in light of changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations.

     Prior to January 1, 2000, the maximum loss exposure for the third-party insurance policies was $100,000 per claim for general and professional liability. For the years 2000, 2001 and 2002, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Commencing January 1, 2003, we established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. An independent actuarial analysis is prepared yearly to determine the expected losses and reserves for general and professional liability under the per claim retention level, including incurred but not reported losses. We expect our next independent actuarial analysis will be completed in the third quarter of 2003. For the years 2000, 2001 and 2002, these reserves are provided on an undiscounted basis in the period that the event occurred. For the policy year 2003, reserves are provided on an undiscounted basis in the period that the claim was reported. As of June 30, 2003 and December 31, 2002, the reserves for such risks were $125.2 million and $108.0 million, respectively. We estimate our range of exposure at June 30, 2003 was $116.8 million to $142.8 million and that the range will decline over time as our lease divestiture program is completed. Provisions for such risks for the three and six month periods ended June 30, 2003 were $11.5 million and $28.1 million, respectively, of which $3.8 million and $11.4 million related to divested skilled nursing facilities, respectively, and are included in net (loss) income from discontinued operations.  Our provision could be increased in the third quarter of 2003 and future periods based upon completion of the independent actuarial analysis. At June 30, 2003, we had approximately $6.2 million in pre-funded amounts restricted for payment of general and professional liability claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The discounting of these policy periods resulted in a reduction to our reserves of $3.8 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three and six months ended June 30, 2003 were $8.8 million and $18.6 million, respectively, of which $2.2 million and $5.6 million related to divested skilled nursing facilities, respectively. We have recorded reserves of $63.9 million and $65.3 million, as of June 30, 2003 and December 31, 2002, respectively, and are included in net (loss) income from discontinued operations. We estimated our range of exposure at June 30, 2003 was $57.9 million to $70.8 million and that the range will decline over time as our lease divestiture program is completed. At June 30, 2003, we had approximately $70.5 million in pre-funded amounts restricted for payment of workers' compensation claims.

(b) Restricted Cash

     Included in restricted cash in our consolidated balance sheet as of June 30, 2003 and December 31, 2002 is $79.2 million and $76.7 million, respectively, primarily related to our funding of self-insurance obligations. Other Assets, net, as of June 30, 2003 and December 31, 2002, includes $2.9 million and $3.6 million, respectively, of restricted cash maintained to repay a mortgage.

(7)  Capital Stock

     As of June 30, 2003, the Reorganized Company had issued approximately 9,745,998 shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise and 150,000 shares of its common stock pursuant to the 2002 Management Equity Incentive Plan. As of June 30, 2003, we expected to issue up to an additional 254,002 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $6.9 million valued at $27 per share by our reorganization plan and is recorded in other long-term liabilities in the June 30, 2003 consolidated balance sheet. On August 11, 2003, the closing price of our common stock on the Over-the Counter Bulletin Board was $3.35.

Reorganized Company Stock Option Plan

     In February 2002, we adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 shares of our common stock. As of June 30, 2003, our officers held options to purchase 680,000 shares under this plan and we had issued 150,000 shares of common stock awards.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of June 30, 2003, our directors held options to purchase 74,000 shares under this plan.

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

     As of June 30, 2003, we had outstanding options covering an aggregate of 754,000 shares of our common stock to our officers and directors at a strike price of $27 per share, which price was equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20% vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 304,000 options vest 25% per year on the first four anniversary dates. All options expire in 2009.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net (loss) income as reported includes amortization of unearned compensation of $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively. For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net (loss) income and diluted net (loss) income per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands except per share amounts):
Reorganized Company
	For The Three Months Ended June 30, 2003	For The Three Months Ended June 30, 2002

Net loss as reported	$ (11,552)	$ (2,963)

Compensation expense	(125)	(104)

Net loss (pro forma)	$ (11,677)	$ (3,067)
	=============	=============
Net loss per share:
Basic and diluted:
Net loss as reported	$ (1.15)	$ (.30)
Compensation expense	(.01)	(.01)
Net loss pro forma	$ (1.16)	$ (.31)
	=============	=============

	Reorganized Company			Predecessor Company
	For The Six Months Ended June 30, 2003	For The Four Months Ended June 30, 2002		For The Two Months Ended February 28, 2002
|
|
Net (loss) income as reported	$ (24,835)	$ (2,161)	|	$ 1,485,371
|
Compensation expense	(461)	(136)	|	-
|
Net (loss) income (pro forma)	$ (25,296)	$ (2,297)	|	$ 1,485,371
	=============	=============	|	==================
Net (loss) income per share:			|
Basic and diluted:			|
Net (loss) income as reported	$ (2.47)	$ (.22)	|	$ 24.32
Compensation expense	(.05)	(.01)	|	-
Net (loss) income pro forma	$ (2.52)	$ (.23)	|	$ 24.32
	=============	=============	|	==================

(8)  Earnings per Share

     Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the three and six months ended June 30, 2003 include the common shares issued in connection with emergence and 254,002 common shares outstanding to be issued once the prepetition claims are finalized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Diluted net (loss) income per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that our restricted common stock of the Reorganized Company and convertible securities of the Predecessor Company were converted as of the beginning of the period. Net earnings are adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As we had a net loss for the three and six months ended June 30, 2003, our stock options were anti-dilutive and therefore excluded from the weighted average shares outstanding in calculating diluted loss per share. Options to purchase approximately 754,000 shares of common stock were outstanding for the six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(9)  Income Taxes

     The current provision for income taxes of $0.2 million for the three months ended June 30, 2003 and 2002, respectively, was based on estimated state income tax liabilities for these periods. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits were recorded for these periods for federal purposes since the realization of tax benefits associated with our net operating loss carryforwards is uncertain.

(10)  Other Events

(a)  Litigation

     On February 28, 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we have violated the terms of the Permanent Injunction and Final Judgement (the "PIFJ") we entered into during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA has requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. We have continued our dialogue with the BMFEA and believe we have demonstrated that we are in fact in compliance with the PIFJ. It is not clear whether the BMFEA will assert that a material sum is due or payable and no estimate can be made of any amount that the BMFEA may ultimately seek. An adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter vigorously.

     In March and April 1999, class action lawsuits were filed against us and three individuals, who were at that time our officers, in the United States District Court for the District of New Mexico. These actions have been consolidated as In re Sun Healthcare Group, Inc. Securities and Litigation Master, File No. Civ. 99-269. The lawsuits allege, among other things, that we did not disclose material facts concerning the impact that changes to reimbursement for our skilled nursing facilities under Medicare's prospective payment system would have on our results of operations. The lawsuits seek compensatory damages and other relief for stockholders who purchased our common stock during the class-action period. Pursuant to an agreement among the parties, we were dismissed without prejudice in December 2000. In January 2002, the District Court dismissed the lawsuit with prejudice and entered judgment in favor of the remaining defendants. In February 2002, the plaintiffs filed a Motion to Amend the Judgment and to File an Amended Complaint. In April 2003, the plaintiffs' Motion was denied by the United States District Court for the District of New Mexico. In May 2003, the plaintiffs filed an appeal with the United States Court of Appeals for the Tenth Circuit. We intend to defend this matter vigorously.

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years, resulting in an increased aggressiveness, due to the heightened awareness by plaintiff's lawyers of potentially large recoveries. In certain states in which we have had significant operations, including California, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

     We lease the majority of our facilities. In our effort to reduce our costs, in January 2003, we initiated our current restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to divest our under-performing facilities by transitioning operations of facilities to new operators so that we will no longer be burdened by the losses generated by those facilities. We have withheld rent and mortgage payments for those facilities. We have negotiated and continue to negotiate with many of our landlords and mortgage holders in an effort to achieve consensual resolution of these issues. However, several landlords and mortgage holders have threatened to commence eviction or action seeking collection of damages. Additional actions seeking damages or other leasehold remedies may also be commenced. If landlords are unwilling to compromise their claims to a level we can afford, we may be forced to file bankruptcy. See Note 2 - Basis of Reporting and Current Operating Environment.

(11)  Segment Information

     We operate predominantly in the long-term healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.  Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

     As of June 30, 2003, due to the impact of reclassifying our pharmaceutical services operations to a discontinued operation, we have changed our segments and have restated our previously reported segments for the three and four month periods ended June 30, 2002 to be the following and the following summarizes the services provided by our reportable and other segments as of June 30, 2003:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. At June 30, 2003, we operated 157 long-term care facilities with 16,897 licensed beds as compared with 243 facilities with 27,571 licensed beds at June 30, 2002. As part of our restructuring efforts, we may divest approximately 35% of those 157 skilled nursing facilities, comprising approximately 5,914 licensed beds. See Note 12 - Subsequent Events.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At June 30, 2003, this segment provided rehabilitation therapy services to 516 facilities, 344 of which are nonaffiliated and 172 were affiliated, as compared to 540 facilities at June 30, 2002, of which 316 were nonaffiliated and 224 were affiliated. This segment also provides early intervention therapy services. In March 2002, we sold substantially all of the assets of our respiratory therapy operation.

Home Health: This segment provides skilled nursing care, rehabilitation therapy and home infusion services through a home health company to more than 3,000 adult and pediatric patients in California and Ohio. Additionally, the segment operates three licensed pharmacies in California.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Operations: This segment primarily includes temporary medical staffing services and software development and other ancillary services provided to affiliated and nonaffiliated facilities.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable and property and equipment.

     We did not restate our segments for the two month period ended February 28, 2002 because a new entity was deemed to be created upon emergence. We previously operated the following segment:

Pharmaceutical Services: This segment provided pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. This segment provided services to 664 facilities at June 30, 2003 compared with 665 facilities at June 30, 2002. Of the 664 facilities in 2003, 534 were nonaffiliated facilities and 130 were affiliated as compared to 452 nonaffiliated facilities and 213 affiliated facilities in 2002. In July 2003, we sold substantially all the assets of our pharmaceutical services operations. See Note 12 - Subsequent Events.

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

Segment Information (in thousands):
	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Three Months Ended June 30, 2003

Total net revenues	$ 216,470	$ 45,341	$ 14,524	$ 28,293	$ 48	$ (22,082)	$ 282,594
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	215,748	40,824	13,312	27,295	8,516	(22,082)	283,613
Depreciation and amortization	1,167	296	121	336	13	-	1,933
Interest, net	767	(10)	-	205	5,537	-	6,499
Net segment income (loss)	$ (1,212)	$ 4,231	$ 1,091	$ 457	$ (14,018)	$ -	$ (9,451)
	======	=======	=======	=====	=====	======	======
Intersegment revenues	$ (162)	$ 18,198	$ -	$ 4,046	$ -	$ (22,082)	$ -
Identifiable segment assets	$ 222,077	$ 28,503	$ 12,908	$ 60,198	$ 484,451	$ (364,717)	$ 443,420
Segment capital expenditures	$ 2,109	$ 37	$ 15	$ 633	$ 1,327	$ -	$ 4,121

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Three Months Ended June 30, 2002

Total net revenues	$ 218,555	$ 43,776	$ 13,960	$ 31,989	$ 79	$ (25,277)	$ 283,082
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	217,058	36,599	12,780	29,531	15,198	(25,277)	285,889
Depreciation and amortization	1,526	157	116	4	2,066	-	3,869
Interest, net	517	(2)	(1)	195	3,038	-	3,747
Net segment income (loss)	$ (546)	$ 7,022	$ 1,065	$ 2,259	$ (20,223)	$ -	$ (10,423)
	======	=======	=======	=====	======	=======	=======
Intersegment revenues	$ (138)	$ 22,762	$ -	$ 2,653	$ -	$ (25,277)	$ -
Identifiable segment assets	$ 467,203	$ 83,396	$ 14,326	$ 150,092	$ 426,608	$ (366,502)	$ 775,123
Segment capital expenditures	$ 4,769	$ 41	$ 84	$ 559	$ 2,652	$ -	$ 8,105

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Six Months Ended June 30, 2003

Total net revenues	$ 432,919	$ 90,769	$ 28,285	$ 54,989	$ 77	$ (48,872)	$ 558,167
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	430,420	80,343	25,951	53,653	22,244	(48,872)	563,739
Depreciation and amortization	2,518	603	250	666	11	-	4,048
Interest, net	1,560	(20)	-	410	9,127	-	11,077
Net segment income (loss)	$ (1,579)	$ 9,843	$ 2,084	$ 260	$ (31,305)	$ -	$ (20,697)
	======	========	=======	=====	=====	=======	=======
Intersegment revenues	$ (300)	$ 40,750	$ -	$ 8,422	$ -	$ (48,872)	$ -
Identifiable segment assets	$ 222,077	$ 28,503	$ 12,908	$ 60,198	$ 484,451	$ (364,717)	$ 443,420
Segment capital expenditures	$ 5,905	$ 113	$ 15	$ 956	$ 3,454	$ -	$ 10,443

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Four Months Ended June 30, 2002

Total net revenues	$ 294,083	$ 59,314	$ 18,542	$ 42,261	$ 79	$ (34,355)	$ 379,924
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	293,026	49,367	17,054	39,224	20,038	(34,355)	384,354
Depreciation and amortization	2,122	279	156	153	2,797	-	5,507
Interest, net	752	(1)	(1)	253	3,937	-	4,940
Net segment income (loss)	$ (1,817)	$ 9,669	$ 1,333	$ 2,631	$ (26,693)	$ -	$ (14,877)
	======	=======	=======	=====	=====	=======	=======
Intersegment revenues	$ (184)	$ 30,995	$ -	$ 3,544	$ -	$ (34,355)	$ -
Identifiable segment assets	$ 467,203	$ 83,396	$ 14,326	$ 150,092	$ 426,608	$ (366,502)	$ 775,123
Segment capital expenditures	$ 6,099	$ 51	$ 89	$ 696	$ 4,849	$ -	$ 11,784

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Predecessor Company For the Two Months Ended February 28, 2002

Total net revenues	$ 227,906	$ 28,501	$ 41,101	$ 29,815	$ -	$ (25,477)	$ 301,846
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	227,118	24,872	37,818	28,505	8,559	(25,477)	301,395
Depreciation and amortization	1,847	253	566	382	1,417	-	4,465
Interest, net	273	1	(2)	120	2,280	-	2,672
Net segment income (loss)	$ (1,332)	$ 3,375	$ 2,719	$ 808	$ (12,256)	$ -	$ (6,686)
	=====	======	=======	=====	=====	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ 1,489	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ 51,733	$ 514,167	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ 124	$ 1,573	$ -	$ 3,971

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

     The following tables reconcile net segment loss to consolidated loss before income taxes, discontinued operations and extraordinary item:
	Reorganized Company
	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002

Net segment loss	$ (9,451)	$ (10,423)
Restructuring costs	4,411	-
Gain on sale of assets, net	(4,226)	(951)
Loss before income taxes and discontinued operations	$ (9,636)	$ (9,472)
	==========	==========
	Reorganized Company			Predecessor Company
	For the Six Months Ended June 30, 2003	For the Four Months Ended June 30, 2002		For the Two Months Ended February 28, 2002
			|
Net segment loss	$ (20,697)	$ (14,877)	|	$ (6,686)
Restructuring costs	6,229	-	|	-
Gain on sale of assets, net	(4,453)	(3,040)	|	-
Reorganization costs, net	-	-	|	(1,483)
Loss before income taxes, discontinued operations and extraordinary item	$ (22,473)	$ (11,837)	| |	$ (5,203)
	=========	=========	|	==========

(12) Subsequent Events

     On July 15, 2003, we sold the assets of our pharmaceutical services subsidiaries, including SunScript Pharmacy Corporation, to Omnicare. We received $75.0 million in proceeds on July 15, 2003 and we may receive up to an additional $15.0 million on or before July 15, 2005. We used the proceeds of the sale to pay our Term Loan Agreement in full and to partially reduce our borrowings on the Revolving Loan Agreement.

     During the period of July 1, 2003 to July 31, 2003, we divested 14 long-term care facilities. The net revenues and net loss for the six month period ended June 30, 2003 for these 14 facilities were approximately $75.8 million and $2.7 million, respectively. Our rehabilitation therapy operations earned intersegment revenues of $3.6 million by providing services to these facilities during the six month period ended June 30, 2003. The net revenues and net loss for the four month periods ended June 30, 2002 for these 14 facilities were approximately $51.0 million and $0.5 million, respectively. Intersegment revenues earned by our rehabilitation therapy operations were $3.4 million for the same four month period. The operating results of these 14 divestitures will be reported as discontinued operations for all periods presented of the Reorganized Company, beginning with the third quarter of 2003.

     On August 4, 2003, we sold one of our undeveloped parcels of land, held for sale as of June 30, 2003, for $1.1 million.

     As of July 31, 2003, we operated 143 long-term care facilities with 14,848 licensed beds. As part of our restructuring efforts, we may divest approximately 30% of those facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the period of July 1, 2003 to July 31, 2003, we withheld approximately $2.5 million accrued rent and mortgage payments with respect to facilities that we may divest.

     In late July 2003, we implemented a retention compensation program to address the need to retain our key employees during our restructuring process. The program covers over 300 employees and provides them with additional compensation upon fulfillment of specified restructuring goals. The program is anticipated to cost less than $6.0 million in total, even if all of the restructuring goals are fulfilled. Retention payments will be paid in three installments during the remainder of the restructuring period, with the final payment to come due upon completion of the restructuring.

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

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

-

we currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments) and settle our other liabilities. If we are unable to generate sufficient cash flows, there is a substantial prospect that we, including one or more of our subsidiaries would be required to seek protection under the U.S. Bankruptcy Code;

-	we are in default under our Revolving Loan Agreement;
-	we may not be able to continue as a going concern and our auditors have expressed doubt as to our ability to do so;
-	in January and February 2003, we ceased making payments on leases and mortgages for a majority of the long-term care facilities that we operated at the time;
-	we may not be able to restructure successfully our business operations to create a sustainable positive cash flow;
-	our Medicare reimbursements materially and adversely decreased after September 30, 2002 and our Medicare and Medicaid reimbursements could materially and adversely decrease in the future;
-	national and local economic conditions could affect our availability and cost of labor, utilities and supplies;
-	government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations, could have an adverse impact to us;
-	we have liabilities and other claims asserted against us, including patient care liabilities (see "Note 10 - Other Events");
-	we operate in a competitive environment;
-	we may have difficulty recruiting and retaining qualified employees;
-	we have negative working capital and a significant stockholders' deficit;
-	our costs for providing workers' compensation and health insurance continue to increase; and
-	we continue to be self-insured for workers' compensation, health insurance and general and professional liability.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Overview

     Current Liquidity. For the six months ended June 30, 2003, our net loss was $24.8 million. At July 30, 2003, we had cash and cash equivalents of $9.1 million and borrowing availability under our Revolving Loan Agreement of $12.0 million after taking into account the $11.1 million increase to our reserves imposed by the lenders under our Revolving Loan Agreement in connection with the sale of our pharmacy operations. That availability resulted, in part, from our ceasing to pay rent on certain of our facilities pursuant to restructuring efforts and the sale of the pharmacy services operation in July 2003, as described below. The report of our independent auditors on our consolidated financial statements as of December 31, 2002 and for the ten month period then ended included a paragraph raising doubt as to our ability to continue as a going concern (see our Annual Report on Form 10-K for the year ended December 31, 2002). Our restructuring efforts are likely to require at least six to nine months to complete. We will need additional liquidity during the next few months and may be required to sell additional assets during that period in order to have sufficient liquidity to operate our business as we complete the restructuring. We cannot assure that we will be able to complete sales of our assets on a timely basis and at reasonable prices to provide sufficient liquidity to complete the restructuring. It is likely that if we are unable to complete such sales or otherwise obtain additional funding, we would commence bankruptcy proceedings. We can give no assurance that in such event we will be able to create or sustain any value for our common stock. Even if we are able to successfully complete a restructuring, there can be no assurance that we would be able to continue as a going concern, and might still need to commence bankruptcy proceedings.

Defaults under Revolving Loan Agreement. We are not in compliance with certain financial covenants in our Revolving Loan Agreement. The lenders under the Revolving Loan Agreement have continued lending to us in spite of the defaults, although they have reserved their rights to seek to exercise their remedies contained in the Revolving Loan Agreement. We cannot assure you that those lenders will refrain from seeking to exercise their remedies, potentially including declaring all loan amounts outstanding to be immediately due and payable, acting upon their security interests, denying us the right to additional borrowing under the Revolving Loan Agreement and other remedies. It is likely that under those circumstances we would commence bankruptcy proceedings. We have classified the Revolving Loan Agreement as a current obligation at June 30, 2003 and our liquidity remains an ongoing concern for us.

     Defaults under Leases and Mortgages. In our effort to reduce our costs, in January 2003, we initiated new restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to divest our under-performing facilities by transitioning operations of those facilities to new operators so that we will no longer be burdened by the loss generated by those facilities. During the period January 1, 2003 to June 30, 2003, we divested 81 facilities. We are currently attempting to transition approximately 35% of our remaining long-term care facilities to new operators. During the period January 1, 2003 to June 30, 2003, we withheld payment of approximately $22.5 million in accrued rent and mortgage payments on facilities that we identified for transfer to new operators and have been released of our obligation to pay $9.5 million of those rents and mortgage payments. We are continuing to withhold certain rent and mortgage payments on facilities identified for transfer. We cannot predict the extent to which landlords not receiving rent will seek to assert leasehold or other damages during the restructuring period. If the landlords aggressively pursue and obtain back rent and other damages, we will likely be required to commence bankruptcy proceedings prior to the completion of our restructuring. We can give no assurance that in such event we will be able to create or sustain any value for our common stock.

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

Regulatory and Reimbursement Matters

     We provide long-term care, rehabilitation therapy, home health nursing and infusion care and other healthcare services and we are engaged in industries that are extensively regulated. As such, in the ordinary course of business, our operations are continuously subject to federal and state legislation and regulatory scrutiny, supervision and control. We entered into a corporate integrity agreement (the "CIA") with the United States Department of Health and Human Services Office of Inspector General in July 2001. The agreement officially took effect on February 28, 2002. Under the terms of the agreement, we implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA.

     We derive approximately 24% of our revenues from Medicare and 46% from Medicaid. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients, and such amount is determined by classifying each patient into one of 44 resource utilization groups ("RUG"). The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, Congress enacted The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") to provide some relief to the industry. The BBRA and BIPA required four Medicare "add-on" payments: a 4% increase in per diem rates; a 16.7% increase in the nursing component of each RUG; a 20% increase for certain categories of high cost, medically complex patients; and a 6.7% increase for rehabilitation RUGs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      On September 30, 2002, two of the add-on provisions of the Medicare payment regulations expired: the 4% add-on for all patient categories in the RUG system and the 16.7% add-on for nursing related costs. We estimate that our Medicare revenues decreased by approximately $6.8 million and $15.5 million ($36.98 per patient day) for the three and six month periods ended June 30, 2003, respectively. Approximately $1.2 million and $4.3 million of these decreases related to the 81 inpatient facilities we divested over the same periods, respectively. We cannot predict whether these add-ons will be restored. In addition to the elimination of the add-ons, CMS provided a 2.6% market basket increase in payments to skilled nursing facilities for the 2003 Federal fiscal year (October 1, 2002-September 30, 2003). For the period of January 1, 2003 to June 30, 2003, we estimate that the market basket increase resulted in approximately $4.0 million ($9.49 per patient day) in revenue, $1.1 million of which related to the 81 inpatient facilities we divested over the same period. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $5.0 million and $11.5 million ($27.49 per patient day) for the three and six months ended June 30, 2003, respectively.

    On August 4, 2003 CMS published a final rule in the Federal Register to update payments rates for fiscal year 2004 (October 1, 2003-September 30, 2004) by providing for a 3% increase of the annual update to the market basket, and an additional 3.26% market basket increase to correct the underestimate of the market basket forecast in prior years. We estimate the combined increases could result in an additional $19.90 per patient day for our skilled nursing facilities.

     The remaining two add-on payments, the 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care, were scheduled to expire on the earlier of September 30, 2003 or at such time as CMS completes the case mix refinements. However, CMS published in the August 4, 2003 Federal Register their decision to extend the expiration date, as research is not sufficiently advanced at the present time to implement refinements this year, thus leaving the current classification system in place for fiscal year 2004. The refinements are intended to ensure nursing homes are fairly and accurately reimbursed for taking care of medically complex patients. Although the add-ons will expire when these refinements are implemented, it is expected that the add-ons will be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced by new payment rates, we estimate that our per beneficiary per diems would decrease by approximately $26.31 per patient day. The loss of these add-ons would have a material adverse effect on our financial position, results of operations and cash flows.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. On December 31, 2002, CMS issued a final rule providing a 4.4% decrease to the payment fee, effective on March 1, 2003. However, the federal spending bill for fiscal 2003 allowed CMS to revise the figures used in the statutory formula and increase the update from a negative 4.4% to a positive 1.6%.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy. BBRA and BIPA placed a moratorium on that limitation that expired on June 30, 2003. However, to address issues arising in litigation in Federal Court, CMS elected to delay the implementation of the limits to a new implementation date of September 1, 2003. We estimate the application of the limitation will reduce our rehabilitation therapy services' revenue by approximately $4.4 million and our inpatient services revenue by $0.5 million for the four months ended December 31, 2003, based upon the number of long-term care facilities we currently operate and our current level of Medicare Part B services.

     We estimate our home health services Medicare revenues will decrease $2.1 million (approximately 5.9%) due to legislation enacted on October 2002 for the 2003 Federal fiscal year. On June 30, 2003 CMS announced a 3.3% increase in Medicare payment rates to home health agencies for the 2004 Federal fiscal year, which we estimate will increase annual Medicare revenues $1.2 million for the Federal fiscal year beginning October 1, 2003. Additionally, as non-affiliated healthcare providers that are serviced by our ancillary services operations, including our rehabilitative services, laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

     In a notice of proposed rulemaking issued on February 10, 2003, CMS proposed a significant change for the reimbursement of Medicare Part A bad debts. The proposal would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting periods beginning October 1, 2003, 20% for cost reporting periods beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. Based upon the estimated Medicare bad debts that we will claim on our 2002 cost reports, we estimate that our Medicare revenues would decrease by approximately $1.29 per patient day in 2004, $2.59 per patient day in 2005 and $3.88 per patient day in 2006 if the proposed changes are implemented.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. Previously proposed reductions of Medicaid reimbursement in California have not been instituted. It is not certain whether the reductions will be imposed in the future.

Critical Accounting Policies Update

     We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the coverage during which the event took place. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims and industry loss development factors. The methods of making such estimates and establishing the reserves are reviewed periodically, and any resulting adjustments are reflected in current operations. Claims are paid over varying periods, and future payments may be different than the estimated reserves. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due and a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. Although we believe the companies we have purchased insurance from are solvent, in light of changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations.

     Prior to January 1, 2000, the maximum loss exposure for the third-party insurance policies was $100,000 per claim for general and professional liability. For the years 2000, 2001 and 2002, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Commencing January 1, 2003, we established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. An independent actuarial analysis is prepared yearly to determine the expected losses and reserves for general and professional liability under the per claim retention level, including incurred but not reported losses. We expect our next independent actuarial analysis will be completed in the third quarter of 2003. For the years 2000, 2001 and 2002, these reserves are provided on an undiscounted basis in the period that the event occurred. For the policy year 2003, reserves are provided on an undiscounted basis in the period that the claim was reported. As of June 30, 2003 and December 31, 2002, the reserves for such risks were $125.2 million and $108.0 million, respectively. We estimate our range of exposure at June 30, 2003 was $116.8 million to $142.8 million and that the range will decline over time as our lease divestiture program is completed. Provisions for such risks for the three and six month periods ended June 30, 2003 were $11.5 million and $28.1 million, respectively, of which $3.8 million and $11.4 million related to divested skilled nursing facilities, respectively, and are included in net (loss) income from discontinued operations. Our provision could be increased in the third quarter of 2003 and future periods based upon completion of the independent actuarial analysis. At June 30, 2003, we had approximately $6.2 million in pre-funded amounts restricted for payment of general and professional liability claims.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The discounting of these policy periods resulted in a reduction to our reserves of $3.8 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three and six months ended June 30, 2003 were $8.8 million and $18.6 million, respectively, of which $2.2 million and $5.6 million related to divested skilled nursing facilities, respectively, and are included in net (loss) income from discontinued operations. We have recorded reserves of $63.9 million and $65.3 million, as of June 30, 2003 and December 31, 2002, respectively. We estimated our range of exposure at June 30, 2003 was $57.9 million to $70.8 million and that the range will decline over time as our lease divestiture program is completed. At June 30, 2003, we had $70.5 million in pre-funded amounts restricted for payment of workers' compensation claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues in continuing operations for the periods presented (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Reorganized Company				| | | |	Reorganized Company		Reorganized Company and Predecessor Company Combined
	2003		2002		|	2003		2002
Inpatient Services	$ 216,470	76.6%	$ 218,555	77.2%	|	$ 432,919	77.6%	$ 523,056	76.7%
Rehabilitation and Respiratory Therapy Services	45,341	16.1%	43,776	15.5%	| | |	90,769	16.3%	89,563	13.1%
Home Health Services	14,524	5.1%	13,960	4.9%	|	28,285	5.0%	27,371	4.0%
Other Operations	28,293	10.0%	31,989	11.3%	|	54,989	9.9%	101,533	14.9%
Corporate	48	-%	79	-%	|	77	-%	79	-%
Intersegment Eliminations	(22,082)	(7.8)%	(25,277)	(8.9)%	|	(48,872)	(8.8)%	(59,832)	(8.7)%
					|
Total net revenues	$ 282,594	100%	$ 283,082	100%	|	$ 558,167	100%	$ 681,770	100%
	=======	=====	=======	====	|	========	====	=======	=====

     The following table sets forth the amount of net segment income (losses) for the periods presented (in thousands):

	For the Three Months Ended June 30,		|	For the Six Months Ended June 30,
	Reorganized Company		| | | | |	Reorganized Company	Reorganized Company and Predecessor Company Combined
	2003	2002	|	2003	2002
Inpatient Services	$ (1,212)	$ (546)	|	$ (1,579)	$ (3,034)
Rehabilitation and Respiratory Therapy Services	4,231	7,022	| |	9,843	13,190
Home Health Services	1,091	1,065	|	2,084	1,617
Other Operations	457	2,259	|	260	5,434
Corporate	(14,018)	(20,223)	|	(31,305)	(38,770)
			|
Net segment (losses) income	$ (9,451)	$ (10,423)	|	$ (20,697)	$ (21,563)
	=========	=========	|	========	=========

     The net segment income (loss) amounts detailed above do not include the following items: gain (loss) on sale of assets, net; restructuring costs; reorganization costs, net; income taxes; loss (income) from discontinued operations, and extraordinary gain on extinguishment of debt. These amounts totaled approximately $2.1 million and $(7.5) million for the three months ended June 30, 2003 and 2002, respectively, and totaled approximately $4.1 million and $(1,504.8) million for the six months ended June 30, 2003 and 2002.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents the percentage of total net revenues represented by certain items for us for the periods presented:

	Reorganized Company
	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002

Total net revenues	100.0%	100.0%

Costs and expenses:
Operating costs	93.4%	91.6%
Corporate general and administrative	5.5%	8.9%
Depreciation and amortization	0.7%	1.4%
Provision for losses on accounts receivable	1.4%	0.4%
Interest, net	2.3%	1.3%
Gain on sale of assets, net	(1.5)%	(0.3)%
Restructuring costs	1.6%	-%

Total costs, expenses and gains before reorganization costs, income taxes and discontinued operations	103.4%	103.3%

Losses before reorganization costs, income taxes and discontinued operations	(3.4)%	(3.3)%
Income taxes	-%	0.1%
(Loss) income from discontinued operations	(0.6)%	2.4%

Net loss	(4.0)%	(1.0)%
	=========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	Reorganized Company	Reorganized Company and Predecessor Company Combined
	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002

Total net revenues	100.0%	100.0%

Costs and expenses:
Operating costs	93.3%	92.8%
Corporate general and administrative	6.5%	7.2%
Depreciation and amortization	0.7%	1.5%
Provision for losses on accounts receivable	1.1%	0.6%
Interest, net	2.0%	1.1%
Gain on sale of assets, net	(0.8)%	(0.5)%
Restructuring costs	1.1%	-%

Total costs and expenses before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	103.9%	102.7%

Loss before reorganization costs, net, income taxes, discontinued operations and extraordinary item	(3.9)%	(2.7)%
Reorganization costs, net	-%	0.2%
Income taxes	(0.1)%	-%
(Loss) income on discontinued operations	(0.3)%	0.3%
Extraordinary item	-%	219.8%

Net (loss) income	(4.3)%	217.6%
	===========	==========

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

 Results of Operations

     We reported a net loss for the second quarter of 2003 of $11.6 million compared to net loss of $3.0 million for the second quarter of 2002. The net loss for the second quarter of 2003 included restructuring costs of $4.4 million, a gain on assets held for sale of $4.2 million and a loss from discontinued operations of $1.7 million.

     The net loss for the 2002 period included income from discontinued operations of $6.8 million and a $1.0 million gain on assets held for sale.

Net Revenues

     Total Company net revenues were $282.6 million for the second quarter of 2003 compared to $283.1 million for the same period in 2002. The decrease in net operating revenues was primarily due to the following:
-	a $9.3 million decrease due to 2002 dispositions in our inpatient operations, offset in part, by:

-	a $5.1 million increase in our inpatient services revenues, on a same store basis;

-	a $2.1 million increase due to the acquisition of one skilled nursing facility in March 2003; and

-	a $1.6 million increase in our therapy rehabilitation operations due to growth in our early intervention therapy services operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The $5.1 million increase in our inpatient services revenues, on a same store basis, resulted from:
-	a $7.4 million increase in Medicaid revenue primarily due to higher reimbursement rates; and

-	a $1.6 million increase in commercial insurance revenue due to higher census.

These increases were partially offset by:

-

a $2.7 million net decrease in Medicare, primarily due to a reduction in Medicare reimbursements of $6.8 million, which was partially offset by an improvement in Medicare census of $2.3 million, a market basket increase of $1.8 million and increased Medicare Part B rates of $0.3 million; and

-	a $1.6 million decrease in private revenues primarily due to a decrease in private census.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, general and administrative expenses, and provision for losses on accounts receivable of $283.6 million during the second quarter of 2003 compared to $285.9 million during the second quarter of 2002. Included in operating expenses is rent expense. For the quarter ended June 30, 2003, rent expense associated with our inpatient services operations was approximately $15.4 million compared to $19.4 million for the three months ended June 30, 2002, reflecting a decrease of approximately $4.0 million quarter to quarter due to 2002 dispositions. On a same store basis in the quarter to quarter comparison, rent expense decreased approximately $3.5 million to $15.3 million compared to $18.8 million in 2002. The decrease of approximately $2.3 million in total operating and general and administrative expenses was primarily due to a decrease of $9.4 million due to 2002 dispositions in our inpatient services operations, partly offset by the following:

-	an increase of $6.2 million for same store operations within our inpatient services operations; and

-	a $0.7 million increase in operating costs in our rehabilitation therapy services segment due to increased therapist salaries caused by competition and growth in our early intervention operations.

     The increase in operating expenses for same store operations was due to the following items:
-	an increase of $3.5 million in salaries and wages due to an increase in the weighted average wage rate and our efforts to improve staffing levels;

-

an increase in general and professional liability expense of $5.7 million driven by changes in our estimated potential liability coverages due to changes in the per claim retention from $1.0 million per claim in the 2002 policy year to $10.0 million per claim in the 2003 policy year; and

-	an increase of $3.0 million due to higher provider taxes.

These increases were offset in part by :

-	decreased rent expense of $3.5 million caused by the impairment of certain lease intangibles recorded in the fourth quarter of 2002, and rent reductions for certain facilities; and

-	a decrease of $2.3 million in general and administrative expenses driven by overhead reductions.

Interest Expense, net

     Interest expense of $6.5 million was recorded in the second quarter of 2003 compared to $3.7 million in the second quarter of 2002. The increase of $2.8 million in interest was due primarily to the recognition of interest expense at a higher effective interest rate for our term loan and an increase in our weighted average borrowings for the three months ended June 30, 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Depreciation and Amortization

     Depreciation and amortization expense decreased to $1.9 million for the second quarter of 2003 compared to $3.9 million for the second quarter of 2002. The decrease was attributable to decreases in property carrying amounts as a result of the impairments recorded in the fourth quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Results of Operations

     We reported a net loss for the six months ended June 30, 2003 of $24.8 million compared to net income of $1,483.2 million for the same period in 2002. Net income for the six months ended June 30, 2003 included restructuring costs of $6.2 million, a gain on sale of assets of $4.5 million and a loss on discontinued operations of $1.9 million.

     Net income for the six months ended June 30, 2002 included the following favorable items:
-	an extraordinary gain on extinguishment of debt of $1,498.4 million;

-	a gain on sale of assets of $3.0 million;

-	income from discontinued operations of $2.4 million; and

-	a gain from reorganization activities of $1.5 million.

Net Revenues

     Total Company net revenues were $558.2 million during the six months ended June 30, 2003 compared to $681.8 million for the same period in 2002. The decrease in net revenues of approximately $123.6 million for the six months ended June 30, 2003, as compared to the same period in 2002, consisted of the following:
-

a $105.3 million decrease within our inpatient services operation, primarily due to the divestitures of 81 facilities and a decrease of $36.3 million in ancillary services due to the classification of our pharmaceutical operations as held for sale. The operating results of these 81 inpatient facilities and pharmaceutical operations have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the two month period ended February 28, 2002 because a new entity was deemed to be created upon emergence. These decreases were partially offset by:

-	an increase of $11.3 million due to facilities in our inpatient services operations which we operated during each of the six months ended June 30, 2003 and 2002 ("same store operations");

-	a $2.8 million increase due to the acquisition of one skilled nursing facility in March 2003;

-	an increase of $2.4 million in our rehabilitation therapy services operations due to growth in our early intervention operations; and

-	an increase of $1.5 million in our other segment primarily from increased lab revenue.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The increase in net revenues of $11.3 million from our inpatient services operations on a same store basis for the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to the following:
-	an increase in Medicaid revenues of $13.9 million primarily due to higher reimbursement rates; and

-	an increase of $3.0 million in commercial revenue primarily due to higher census;

These increases were offset in part by:

-	a decrease of $3.4 million primarily due to a decline in private revenue, resulting from a decrease in census; and

-

a $2.5 million net decrease in Medicare revenue, due to a reduction in Medicare rates of $15.5 million, which was partially offset by a market basket increase of $4.0 million, an increase of $8.8 million due to an improvement in Medicare census and higher Medicare Part B revenues of $0.3 million.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, corporate general and administrative expenses and provision for losses on accounts receivable of $563.7 million during the six months ended June 30, 2003 compared to $685.7 million for the same period in 2002. Included in operating expenses, corporate general and administrative expenses is rent expense. For the six months ended June 30, 2003, rent expense for our inpatient services operations was approximately $32.9 million compared to $39.7 million for the same period ended June 30, 2002. On a same store basis in the six month comparison, rent expense decreased $5.0 million to $32.7 million compared to $37.7 million in 2002. The decrease of approximately $122.0 million in total corporate general and administrative expenses and provision for losses on accounts receivable consisted of the following:
-	decreases of $105.0 million and $34.6 million due to the aforementioned 2002 dispositions in our inpatient and pharmaceutical operations, partially offset by:

-	an increase of $11.0 million due to same store operations in our inpatient services operations; and

-	an increase of $6.7 million in our therapy segment due to higher therapist salaries to remain competitive and also due to the growth of our early intervention operations.

     The increase in operating and administrative expenses of $11.0 million from same store operations in our inpatient services operations for the six months ended June 30, 2003, as compared to the same period in 2002 and was due primarily to the following:
-	$7.3 million of additional wages and salaries due to an increase in our weighted average wage rate and our efforts to improve staffing levels;

-	an increase of $3.1 million in tax expenses caused by higher provider taxes under certain state and Medicaid programs; and

-

an increase in general and professional liability expense of $7.0 million driven by change in our estimated potential liability due to changes in the per claim retention from $1.0 million per claim in the 2002 policy year to $10.0 million per claim in the 2003 policy year.

These increases were offset in part, by the following:

-	decreased rent expenses of $5.0 million primarily due to renegotiated rents for certain leases and lower lease intangible amortization; and

-	decreased general and administrative expenses of $4.3 million, net, as a result of our reductions in overhead.

Interest Expense, Net

  Interest expense, net, increased to $11.1 million for the six months ended June 30,2003, as compared to $7.6 million for the same period in 2002. Approximately $2.4 million of the increase was due to the recognition of interest expense at a higher effective interest rate for our term loan. The remaining $1.1 million of the increase was primarily attributed to the emergence from bankruptcy and the recognition of interest payables for our debt instruments. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. Had we not been under bankruptcy protection our interest expense, net for the six months ended June 30, 2002 would have been $31.3 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Depreciation and Amortization

  Depreciation and amortization expense decreased to $4.0 million for the six months ended June 30, 2003, as compared to $10.0 million for the same period in 2002. The decrease was attributable to decreases in property carrying amounts as a result of the impairment recorded in the fourth quarter of 2002.

Income Taxes

     The income tax provision for all periods presented relates to the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax filings. No overall tax benefit was recorded for this period for federal purposes since the realization of tax benefits associated with our net operating loss carryforwards is uncertain.

Liquidity and Capital Resources

      On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc., as administrative agent (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, a first priority pledge of the stock of our subsidiaries, other than those subsidiaries providing pharmaceutical services, and a second priority pledge of the pharmaceutical services subsidiaries. In connection with the sale of our pharmaceutical operations, completed in July 2003, the lenders under our Revolving Loan Agreement reduced our $150.0 million revolving line to $75.0 million and reserved an additional $11.1 million against liquidity otherwise available thereunder. As agreed with the lenders under the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). The effective interest rate as of June 30, 2003 on borrowings under the Revolving Loan Agreement was approximately 6.7%. The weighted average borrowing interest rate for the three month period ended June 30, 2003 was 6.5%. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million, subject to the reductions and reserves noted above. The defined borrowing base as of June 30, 2003, was $93.2 million, net of specified reserves of $27.0 million, which includes a minimum availability reserve of $10.0 million. As of June 30, 2003, we had borrowed approximately $66.2 million and had issued approximately $24.7 million in letters of credit under the Revolving Loan Agreement, leaving approximately $2.3 million available to us for additional borrowing. On July 15, 2003, we paid $33.9 million of the outstanding balance under our Revolving Loan Agreement in connection with the closing of the sale of our pharmaceutical operations.

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement," and together with the Revolving Loan Agreement, the "Loan Agreements"). We paid the Term Loan Agreement in full on July 15, 2003. See Note 12 - Subsequent Events. The Term Loan Agreement was comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity was limited to $20.0 million. Interest rates under the Term Loan Agreement were variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of June 30, 2003 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we made quarterly payments of principal of $0.8 million plus interest. The principal balance remaining on the Term Loan Agreement at June 30, 2003 was approximately $35.8 million.

     For the quarter ended June 30, 2003, we were not in compliance with the following covenants under the Loan Agreements: indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow. The lenders under the Term Loan Agreement asserted other covenant and substantive defaults. We can give no assurance that the lenders under the Revolving Loan Agreement will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, acting upon their security interests, and denying us the right to additional borrowing under the Revolving Loan Agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We classified the Revolving Loan Agreement and the Term Loan Agreement totaling $102.0 million as current obligations as of June 30, 2003. The default interest rates under the Revolving Loan Agreement increase by 2.0% based on the rates in effect, which equate to default rates of 8.7% and 11.0%, respectively, as of June 30, 2003.

     In connection with entering into the Loan Agreements, we incurred deferred financing costs of $3.5 million, which are amortized using the effective interest method over the lives of the Loan Agreements. Failure to amend and obtain waivers of the financial covenants may materially and adversely affect our financial position, results of operations and cash flows.

     We have initiated restructuring efforts, which include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to divest under-performing facilities by transitioning operations of those facilities to new operators so that we will no longer be burdened by the losses generated by those facilities. Through June 30, 2003, we have divested 81 facilities and have identified approximately 35% of our facilities that we would seek to transition to new operators if we are unable to obtain satisfactory rent concessions on the facilities. During the period of January 1, 2003 to June 30, 2003, we withheld approximately $30.3 million in accrued rent and mortgage payments on facilities that we identified for transfer to new operators. We have also classified one mortgage as a current obligation. We can give no assurance that the landlords and lenders will not seek to exercise their remedies under their respective leases and mortgages, including the potential acceleration of the principal and interest and/or forcing an involuntary bankruptcy. Additionally we will be required to compute outstanding interest under the mortgages using a rate of 18%, which represents the default rate of interest.

     At June 30, 2003, we had a working capital deficit of $69.7 million and cash and cash equivalents of $19.5 million as compared to a working capital deficit of $74.2 million and cash and cash equivalents of $21.0 million at December 31, 2002. The increase in working capital is due to changes in the amount due under the Revolving Loan Agreement, Term Loan Agreement and the elimination of one mortgage.

     For the six months ended June 30, 2003, net cash provided by operating activities was approximately $7.3 million. The net cash provided by operating activities for the six months ended June 30, 2003 is primarily from the withholding of rent related to facilities we intend to divest and from our continuing efforts to reduce costs. Net cash used for operating activities for the four months ended June 30, 2002 was approximately $28.7 million. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million.

     We incurred capital expenditures of $4.1 million, $10.4 million, $11.8 million and $4.0 million for the three months ended June 30, 2003, for the six months ended June 30, 2003, for the four months ended June 30, 2002 and for the two months ended February 28, 2002, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $9.0 million remains outstanding under the note. The promissory note is payable as follows: $1.0 million on February 28, 2004; $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of June 30, 2003 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. We expect to pay in excess of approximately $3.5 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially as set-offs against reimbursements payable to us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Our Revolving Loan Agreement is sensitive to changes in interest rates.

     The Revolving Loan Agreement is a $150.0 million three-year revolving line of credit. Our borrowing availability under the Revolving Loan Agreement is limited to up to 85% of our net eligible accounts receivable and up to 50% of our net eligible inventory, but not to exceed $150.0 million, net of specified reserves of $27.0 million , which includes a minimum availability reserve of $10.0 million. As agreed with the lenders, under the Revolving Loan Agreement, we are paying interest (i) for base loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for the Libor loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $100.0 million, the we will incur additional interest expense of approximately $1.0 million annually.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The default interest rate under the Revolving Loan Agreement increases by 2.0% based on the rates in effect, which equates to a default rate of 8.7% as of June 30, 2003.

ITEM 4. Controls and Procedures

     Our management, including our Chief Executive Officer (who also serves as Chairman of the Board) and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act Rule 13a-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.  We remain vigilant in our ongoing examination of our internal control over financial reporting and continue to make enhancements.

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
For the quarter ended June 30, 2003, we were not in compliance with the following covenants: indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow. The lenders under the Term Loan Agreement also asserted other covenant and substantive defaults. We can give no assurance that the lenders will not seek to exercise their remedies, including but not limited to declaring amounts outstanding to be immediately due and payable, acting upon their security interests, and denying us the right to additional borrowing under the Revolving Loan Agreement.

     We have classified the Revolving Loan Agreement and the Term Loan Agreement totaling $102.0 million as current obligations as of June 30, 2003. The default interest rates under the Revolving Loan Agreement and the Term Loan Agreement increase by 2.0% based on the rates in effect which equate to default rates of 8.7% and 11.0%, respectively, as of June 30, 2003. The Term Loan Agreement was paid on July 15, 2003. See Footnote 3 - Loan Agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of our stockholders was held on June 17, 2003.
(b)

John W. Adams, Gregory S. Anderson, Richard K. Matros, John F. Nickoll, Sanjay H. Patel, Bruce C. Vladeck, Steven L. Volla and Milton J. Walters were elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in 2004. Each nominee for director received 6,393,699 votes in his favor and 1,089 votes withheld.

(c)	The matters voted at the meeting and the results were as follows:
1.	Ratification of the appointment of Ernst & Young LLP as our independent public accountants for the fiscal year ended December 31, 2003.
	For 6,394,788	Against -0-	Abstain -0-
(d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1

Asset Purchase Agreement by and among Omnicare, Inc., SunScript Pharmacy Corporation, Advantage Health Services, Inc., HoMed Convalescent, Inc., SunScript Medical Services, Inc. and First Class Pharmacy, Inc. dated as of June 15, 2003.

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

36 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(b)	Reports on Form 8-K
1.	Report dated April 23, 2003, and filed on April 23, 2003, to file our press release that disclosed a settlement of certain landlord-asserted defaults on long-term care facility leases.

2.	Report dated May 20, 2003, and filed on May 21, 2003, to file our press release that disclosed our first quarter results.

3.	Report dated May 22, 2003, and filed on May 22, 2003, to file our press release that disclosed that our term loan lenders accelerated the debt and scheduled a foreclosure sale.

4.	Report dated May 29, 2003, and filed on May 30, 2003, to file our press release that disclosed the execution of an agreement with our term lenders to cancel a scheduled foreclosure sale.

5.	Report dated June 17, 2003, and filed on June 17, 2003, to file our press release that disclosed the execution of a purchase agreement to sell our pharmacy operations to Omnicare, Inc.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: August 13, 2003

By: /s/ Kevin W. Pendergest
Kevin W. Pendergest
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Richard K. Matros, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Healthcare Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003	/s/ Richard K. Matros
Richard K. Matros Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Kevin W. Pendergest, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Healthcare Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003	/s/ Kevin W. Pendergest
Kevin W. Pendergest Executive Vice President and Chief Financial Officer