Form 10-Q
period 2003-09-30
SUN HEALTHCARE GROUP INC
filed 2003-11-14
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     As of November 12, 2003, there were 10,042,251 shares of the Registrant's $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended September 30, 2003

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets
	Reorganized Company - as of September 30, 2003 (unaudited)	3-4
	Reorganized Company - as of December 31, 2002	3-4

	Consolidated Statements of Operations
	Reorganized Company - for the three months ended September 30, 2003 (unaudited)	5
	Reorganized Company - for the three months ended September 30, 2002 (unaudited)	5
	Reorganized Company - for the nine months ended September 30, 2003 (unaudited)	6
	Reorganized Company - for the seven months ended September 30, 2002 (unaudited)	6
	Predecessor Company - for the two months ended February 28, 2002	6

	Consolidated Statements of Cash Flows
	Reorganized Company - for the nine months ended September 30, 2003 (unaudited)	7
	Reorganized Company - for the seven months ended September 30, 2002 (unaudited)	7
	Predecessor Company - for the two months ended February 28, 2002	7

	Notes to the Consolidated Financial Statements	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38

Item 3.	Defaults Upon Senior Securities	38

Item 6.	Exhibits and Reports on Form 8-K	38

Signature		39

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	Reorganized Company
	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 17,766	$ 21,013
Accounts receivable, net of allowance for doubtful accounts of $70,289 at September 30, 2003 and $45,905 at December 31, 2002	135,047	227,929
Inventories, net	4,053	21,846
Other receivables, net of allowance of $645 at September 30, 2003 and $1,174 at December 31, 2002	2,579	4,762
Assets held for sale	5,542	6,333
Restricted cash	79,611	76,739
Prepaids and other assets	5,506	12,437

Total current assets	250,104	371,059

Property and equipment, net	60,720	67,714
Notes receivable, net of allowance of $5,255 at September 30, 2003 and $5,245 at December 31, 2002	814	1,506
Goodwill, net	3,834	3,894
Other assets, net	25,350	31,662

Total assets	$ 340,822	$ 475,835
	=============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands)
	Reorganized Company
	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Current liabilities:
Current portion of long-term debt	$ 24,559	$ 124,183
Accounts payable	46,811	63,728
Accrued compensation and benefits	41,311	66,723
Accrued self-insurance obligations	102,065	116,010
Income taxes payable	13,751	12,700
Other accrued liabilities	58,281	61,959

Total current liabilities	286,778	445,303

Accrued self-insurance obligations, net of current portion	95,150	65,876
Long-term debt, net of current portion	71,889	72,040
Unfavorable lease obligations	35,406	56,526
Other long-term liabilities	4,275	23,028

Total liabilities	493,498	662,773

Commitments and contingencies

Minority interest	160	280

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of September 30, 2003 and December 31, 2002	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 10,038,224 and 9,321,020 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	100	93
Additional paid-in capital	272,733	253,375
Accumulated deficit	(423,711)	(437,986)
	(150,878)	(184,518)
Less:
Unearned compensation	(1,958)	(2,700)
Total stockholders' deficit	(152,836)	(187,218)
Total liabilities and stockholders' deficit	$ 340,822	$ 475,835
	===========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Reorganized Company
	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002
	(Unaudited)	(Unaudited)

Total net revenues	$ 226,470	$ 215,503

Costs and expenses:

Operating costs	209,581	207,426
Corporate general and administrative	17,179	22,347
Depreciation and amortization	1,924	5,160
Provision for losses on accounts receivable	2,423	773
Interest, net	4,096	3,651
Loss (gain) on sale of assets, net	821	(245)
Restructuring costs	4,092	-

Total costs and expenses	240,116	239,112

Loss before income taxes and discontinued operations	(13,646)	(23,609)
Income taxes	175	225

Loss before discontinued operations	(13,821)	(23,834)

Discontinued operations:
(Loss) income from discontinued operations	(4,214)	3,366
Gain on disposal of discontinued operations, net of related tax expense of $650 for the three months ended September 30, 2003	57,145	-
Income from discontinued operations	52,931	3,366

Net income (loss)	$ 39,110	$ (20,468)
	==================	==================
Basic and diluted earnings per common and common equivalent share:
Loss before discontinued operations	$ (1.37)	$ (2.38)
Income from discontinued operations, net of tax	5.26	0.33
Net income (loss)	$ 3.89	$ (2.05)
	==================	==================
Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	10,060	10,000
	==================	=================

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Reorganized Company			Predecessor Company
	For the Nine Months Ended September 30, 2003	For the Seven Months Ended September 30, 2002	| | |	For the Two Months Ended February 28, 2002
	(unaudited)	(unaudited)	|	(Note 1)
			|
Total net revenues	$ 660,038	$ 511,629	|	$ 301,846
			|
Costs and expenses:			|
Operating costs	603,519	472,131	|	285,116
Corporate general and administrative	50,477	55,828	|	15,862
Depreciation and amortization	5,765	10,339	|	4,465
Provision for losses on accounts receivable	7,316	3,797	|	417
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002)	14,748	8,335	| |	2,672
Loss (gain) on sale of assets, net	1,684	(3,285)	|	-
Restructuring costs	10,012	-	|	-
			|
Total costs and expenses	693,521	547,145	|	308,532
			|
Loss before reorganization costs, income taxes, discontinued operations and extraordinary item	(33,483)	(35,516)	| |	(6,686)
Reorganization costs, net	-	-	|	(1,483)
			|
Loss before income taxes, discontinued operations and extraordinary item	(33,483)	(35,516)	| |	(5,203)
Income taxes	665	542	|	147
			|
Loss before discontinued operations and extraordinary item	(34,148)	(36,058)	| |	(5,350)
			|
Discontinued operations:			|
(Loss) income from discontinued operations	(13,854)	13,428	|	(1,569)
Gain (loss) on disposal of discontinued operations, net of related tax expense of $650 for the nine months ended September 30, 2003 and $0 for both the seven months ended September 30, 2002 and the two months ended February 28, 2002	62,277	-	| | | | | |	(6,070)
Income (loss) from discontinued operations	48,423	13,428	|	(7,639)
			|
Income (loss) before extraordinary item	14,275	(22,630)	|	(12,989)
Extraordinary gain on extinguishment of debt, net	-	-	|	1,498,360
			|
Net income (loss)	$ 14,275	$ (22,630)	|	$ 1,485,371
	==============	=============	|	============
Basic and diluted earnings per common and common equivalent share:			| | |
Loss before discontinued operations and extraordinary item	$ (3.40)	$ (3.60)	|	$ (0.09)
Income (loss) from discontinued operations, net of tax	4.82	1.34	|	(0.12)
Extraordinary gain on extinguishment of debt, net	-	-	|	24.53
Net income (loss)	$ 1.42	$ (2.26)	|	$ 24.32
	==============	=============	|	============
Weighted average number of common and common equivalent shares outstanding:			| |
			|
Basic and diluted	10,047	10,000	|	61,080
	==============	=============	|	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Reorganized Company			Predecessor Company
Cash flows from operating activities:	For the Nine Months Ended September 30, 2003	For the Seven Months Ended September 30, 2002	| | |	For the Two Months Ended February 28, 2002
	(unaudited)	(unaudited)	|	(Note 1)
Net income (loss)	$ 14,275	$ (22,630)	|	$ 1,485,371
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:			| |
Extraordinary gain on extinguishment of debt, net	-	-	|	(1,498,360)
Reorganization costs (gain), net	-	-	|	(1,483)
Depreciation and amortization	7,597	17,255	|	4,465
Amortization of favorable and unfavorable lease intangibles	(6,934)	(1,780)	|	-
Provision for losses on accounts receivable	13,104	8,331	|	417
Loss (gain) on sale of assets, net	1,684	(3,285)	|	-
(Gain) loss on disposal of discontinued operations, net	(62,277)	-	|	6,070
Restricted stock compensation	742	-	|	-
Other, net	617	889	|	716
Changes in operating assets and liabilities:			|
Accounts receivable, net	56,667	(9,221)	|	(7,368)
Inventories, net	801	(1,018)	|	(473)
Other receivables, net	959	-	|	819
Restricted cash	(2,872)	-	|	(4,430)
Prepaids and other assets	3,411	6,722	|	(2,391)
Accounts payable	2,797	(7,539)	|	(8,601)
Accrued compensation and benefits	(23,015)	(7,417)	|	(1,792)
Accrued self-insurance obligations	12,580	8,096	|	(944)
Income taxes payable	401	(1,121)	|	693
Other accrued liabilities	(7,088)	(12,323)	|	(2,793)
Liabilities subject to compromise	-	-	|	10,865
Unfavorable lease obligations	-	-	|	(101)
Other long-term liabilities	782	(6,721)	|	(2,004)
Minority interest	(120)	230	|	362
Net cash provided by (used for) operating activities before reorganization costs	14,111	(31,532)	| |	(20,962)
Net cash paid for reorganization costs	(9,846)	(9,447)	|	(2,781)
Net cash provided by (used for) operating activities	4,265	(40,979)	|	(23,743)
			|
Cash flows from investing activities:			|
Capital expenditures, net	(13,578)	(22,935)	|	(3,971)
Proceeds from sale of assets held for sale	77,637	16,321	|	-
Payments on notes receivable	748	775	|	168
Other, net	-	798	|	142
Net cash provided by (used for) investing activities	64,807	(5,041)	|	(3,661)
			|
Cash flows from financing activities:			|
Net payments under Revolving Credit Agreement	(67,969)	(12,840)	|	-
Net payments under DIP Financing	-	-	|	(55,382)
Long-term debt borrowings	-	-	|	112,988
Long-term debt repayments	(4,350)	(3,457)	|	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	-	|	(7,966)
Other, net	-	-	|	(3,728)
Net cash (used for) provided by financing activities	(72,319)	(16,297)	|	45,899
Net (decrease) increase in cash and cash equivalents	(3,247)	(62,317)	|	18,495
Cash and cash equivalents at beginning of period	21,013	69,144	|	50,649
Cash and cash equivalents at end of period	$ 17,766	$ 6,827	|	$ 69,144
	=============	=============	|	=============

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

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through four principal business segments: (i) inpatient services, (ii) rehabilitation therapy services (iii) home health services, and (iv) other operations, including medical staffing services. Inpatient services represents the most significant portion of our business. As of September 30, 2003, we operated 124 long-term care facilities in 18 states and provided rehabilitation to both company-operated and nonaffiliated facilities. We sold our pharmaceutical services operations in July 2003.

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

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 (the "Filing Date") until February 28, 2002. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. The report of our independent auditors as of December 31, 2002 and for the ten month period then ended included a paragraph expressing doubt as to our ability to continue as a going concern (see our Annual Report on From 10-K for the year ended December 31, 2002).

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at September 30, 2003 and December 31, 2002, the consolidated results of our operations for the three months ended September 30, 2003 and 2002 and the consolidated results of our operations and the consolidated cash flows for the nine, seven and two month periods ended September 30, 2003, September 30, 2002, and February 28, 2002, respectively. We believe that all adjustments are of a normal and recurring nature. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 and the two months ended February 28, 2002, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our Current Report on Form 8-K filed on May 31, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year. Certain amounts in the 2002 consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

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

(2)  Basis of Reporting and Current Operating Environment

     Our consolidated financial statements as of September 30, 2003 and for the nine month period then ended have been prepared under accounting principles generally accepted in the United States assuming that we will continue as a going concern. The report of our independent auditors on our consolidated financial statements as of December 31, 2002 and for the ten month period then ended included a paragraph expressing doubt as to our ability to continue as a going concern. We recorded net income of $14.3 million for the nine month period ended September 30, 2003. We have negative working capital and a stockholders' deficit of $36.7 million and $152.8 million, respectively, at September 30, 2003. Our net income during the nine months ended September 30, 2003 was mostly the result of gains recorded on our disposal of discontinued operations, primarily the sale of SunScript, our pharmaceutical operations.

     In January 2003, we initiated restructuring efforts, which include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to divest our under-performing facilities by transitioning operations of those facilities to new operators so that we will no longer be burdened by the losses generated by those facilities. We divested 33 skilled nursing facilities during the quarter ended September 30, 2003, and an additional 5 facilities between October 1, 2003 and October 31, 2003. Together with the 114 facilities divested during the nine months ended September 30, 2003, we have divested a total of 119 facilities as of October 31, 2003. As of October 31, 2003, we have identified approximately 16% of our remaining facilities that we seek to transition to new operators. During the period of January 1, 2003 to September 30, 2003, we withheld approximately $25.9 million in accrued rent payments and $0.7 million of mortgages on facilities that we identified for transfer to new operators. Through September 30, 2003, we were released of our obligations to pay approximately $15.7 million of the withheld rent and $20.4 million of mortgages.  These amounts were recorded in our net gain on disposal of discontinued operations.  The gain was significantly offset by accounts receivable allowances recorded at the time of divestiture of the applicable facilities, netting to a gain of $12.9 million through September 30, 2003.  The remaining amounts that we withheld and that were not released are classified as current obligations at September 30, 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments associated with the divested or to-be-divested facilites) and to settle our other liabilities, including those related to our general and professional liabilities. If we are unable to generate sufficient cash flows or obtain other financing, there is a substantial prospect that we, including our parent entity and/or one of more of our subsidiaries, would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

     In addition to our lease restructuring efforts, we have taken the following actions:

(a)

completed the sales of our pharmaceutical services operations in July 2003 and our software development operations in November 2003, and continued to evaluate the opportunities to sell our other ancillary businesses and other assets in order to improve our short-term liquidity position;

(b)	intensified collection efforts on older accounts receivable not included in the borrowing base under our Revolving Loan Agreement to improve cash flows and liquidity;
(c)	implemented more extensive efforts to reduce operating and overhead costs; and
(d)	refinanced and reduced our senior debt.

     As part of our restructuring efforts, we paid restructuring costs of $4.1 million during the three months ended September 30, 2003, comprised of $2.2 million of fees related to termination of prior debt, $1.6 million of professional fees and $0.3 million in severance costs related to the termination of employees.

     No assurance can be given that the actions discussed above, or any future actions taken by us, will improve our cash flows, liquidity availability or future operating prospects.

     The consolidated financial statements as of September 30, 2003, and for the three and nine month periods then ended, do not include any adjustments to reflect the possible future effects to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty regarding our ability to continue as a going concern.

(3)  Loan Agreements

    On February 28, 2002, we entered into a Loan and Security Agreement with certain lenders, led by Heller Healthcare Finance, Inc. as collateral agent, and Citicorp USA, Inc. as administrative agent (the "Heller Loan Agreement."). On September 5, 2003, we paid the Heller Loan Agreement in full. The Heller Loan Agreement was a $150.0 million three-year revolving line of credit. Under the Heller Loan Agreement, we were paying interest (i) for Base Rate Loans at prime (or, if higher, the federal funds rate plus 0.5%) plus 3.5% (subject to certain adjustments) and (ii) for LIBOR Loans at the London Interbank Offered Rate plus 4.5% (subject to certain adjustments). The effective interest rate as of September 5, 2003 on borrowings under the Heller Loan Agreement was approximately 6.35%. The weighted average borrowing interest rate for the period of July 1, 2003 to September 5, 2003 was 6.30%. The defined borrowing base as of September 5, 2003, was $55.6 million, net of specified reserves of $38.2 million, which included a minimum availability reserve of $21.2 million. As of September 5, 2003, prior to the repayment of the Heller Loan Agreement, we had borrowed approximately $33.0 million and had issued approximately $21.9 million in letters of credit under the Heller Loan Agreement, leaving approximately $0.7 million available to us for additional borrowing.

     On February 28, 2002, we entered into a Term Loan and Note Purchase Agreement with certain lenders, led by U.S. Bank National Association as administrative and collateral agent (the "Term Loan Agreement"). We paid the Term Loan Agreement in full on July 15, 2003. The Term Loan Agreement was comprised of a three-year $20.0 million term loan and a three-year $23.7 million original issue discount note (the "Discount Note") of which our borrowing capacity was limited to $20.0 million. Interest rates under the Term Loan Agreement were variable based upon either the lender's base rate (as defined) or LIBOR, plus applicable margins. The effective interest rate as of June 30, 2003 on borrowings under the Term Loan Agreement was approximately 9.0% inclusive of a rate of 2.7% for the Discount Note. We borrowed the maximum amount available under the Term Loan Agreement, which was $40.0 million, and we made quarterly payments of principal of $0.8 million plus interest. The outstanding principal balance on the Term Loan Agreement of approximately $35.8 million, including the discount of $3.7 million, was paid in full on July 15, 2003. In addition, $2.2 million of related deferred finance fees were expensed.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On September 5, 2003, we entered into a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of September 30, 2003 on borrowings under the Revolving Loan Agreement was approximately 5.25%. The weighted average borrowing interest rate for the period from September 5, 2003 through September 30, 2003 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of September 30, 2003 was $67.9 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of September 30, 2003, we had borrowed approximately $29.4 million, which includes $1.5 million of prepaid finance fees that will be amortized over the next twelve months and does not count against availability, and we had issued approximately $21.9 million in letters of credit leaving approximately $18.1 million available to us for additional borrowing.  We have classified our Revolving Loan Agreement as a long-term liability at September 30, 2003.

(4)  Long-Term Debt

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

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	Reorganized Company
	September 30, 2003	December 31, 2002

Revolving Loan Agreement	$ 29,396	$ -
Heller Loan Agreement	-	62,030
Term Loan Agreement	-	37,480
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	49,249	72,898
Industrial Revenue Bonds	7,530	7,915
Other long-term debt	10,273	15,900
Total long-term debt	96,448	196,223
Less amounts due within one year	(24,559)	(124,183)
Long-term debt, net of current portion	$ 71,889	$ 72,040
	============	===========

     Long-term debt at September 30, 2003 and December 31, 2002 includes amounts owed under fully secured mortgage notes payable, certain Industrial Revenue Bonds and other debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The scheduled or expected maturities of long-term debt as of September 30, 2003, are as follows (in thousands):

Reorganized Company
September 30, 2003
2003	$ 24,559
2004	43,968
2005	4,439
2006	5,440
2007	1,418
Thereafter	16,624
$ 96,448
============

(5)  Assets Held for Sale

 Long Lived Assets to be Disposed Of

     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. From March 1, 2002 through December 31, 2002, the Reorganized Company had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results are included in continuing operations and are immaterial to our consolidated financial position and results of operations. Due to our restructuring initiative in 2003, in the first quarter we began to report our divested facilities as discontinued operations when the lease is terminated on a leased facility or after operations cease at that facility or when owned assets are classified as held-for-sale.

Assets Held for Sale

     As of September 30, 2003, assets held for sale consisted of (i) assets of Shared Healthcare Systems, Inc. ("SHS"), a majority owned software development subsidiary, had a book value of $0.7 million, (ii) three undeveloped parcels of land valued at $4.0 million and (iii) artwork valued at $0.8 million.  (See Note 12 - Subsequent Events)

     SHS, included in the owned assets classified as held-for-sale, which are described above, reported revenues of $1.1 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 2003 in discontinued operations. The net operating income of $0.1 million and net operating loss of $1.4 million, respectively, for the same periods were included in discontinued operations. Also included in discontinued operations are the net revenues of $1.5 million and $4.1 million, respectively, and net operating income of $1.0 million and net operating losses of $0.1 million, respectively, for the three and seven month periods ended September 30, 2002. We recorded a gain related to the sale of two parcels of land and a building of $0.1 million and $3.9 million for the three and nine months ended September 30, 2003, respectively, in gain on disposal of discontinued operations.  The operating results of assets held-for-sale have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence.

Discontinued Operations

     During the nine months ended September 30, 2003, we divested 114 skilled nursing facilities in our Inpatient Services segment primarily through lease terminations and transfers. The net revenues for the three and nine months ended September 30, 2003 for these 114 facilities were $32.7 million and $393.4 million, respectively. The net operating losses for the three and nine months ended September 30, 2003 were $3.5 million and $17.2 million, respectively, and have been reported as discontinued operations. Also reported in discontinued operations are the net revenues for the three and seven month periods ended September 30, 2002 for these 114 facilities, which were $212.8 million and $494.8 million, respectively, and net operating loss of $0.5 million and net operating income of $6.0 million, respectively, for the three and seven month periods ended September 30, 2002. The aggregate net gain on disposal during the three and nine month periods ended September 30, 2003 for these divestitures was approximately $11.6 million and $12.9 million, recorded in gain on disposal of discontinued operations. At the time of divestiture, based upon historical collection trends, an additional accounts receivable allowance is recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance will be adjusted as appropriate.  The operating results of these 114 facilities have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On July 15, 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. ("Omnicare") for $90.0 million, of which $75.0 million was received in cash at closing and up to $15.0 million in additional purchase price holdback, which is to be paid to us on or before July 15, 2005 subject to fulfillment of the conditions described below. We simultaneously entered into agreements pursuant to which Omnicare would provide pharmacy services to our inpatient facilities (the "Pharmacy Agreements"). The holdback amount is subject to reduction in the event: (i) we reject or modify one or more Pharmacy Agreements in a bankruptcy proceeding; (ii) the new operator of any of our divested facilities does not assume the same contract with Omnicare; and/or (iii) we breach the Pharmacy Agreements. The holdback amount will be recorded when realized. The net revenues for our Pharmaceutical Services operations for the three and nine months ended September 30, 2003, were $10.8 million and $140.7 million, respectively, and included $1.5 million and $24.2 million of intersegment revenues, respectively, and were reported as discontinued operations. Net operating losses of $0.8 million and net operating income of $4.8 million for the three and nine months ended September 30, 2003, respectively, were reported as discontinued operations. Also reported in discontinued operations are the net revenues for the three and seven month periods ended September 30, 2002, which were $61.9 million and $140.7 million, respectively, and a net operating income of $2.9 million and $7.5 million, respectively, for the three and seven months ended September 30, 2002. The aggregate net gain on disposal during the three and nine month periods ended September 30, 2003 was approximately $45.4 million.  The operating results of our Pharmaceutical Services operations were not reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the period ended February 28, 2002 because a new entity was deemed to be created upon emergence.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to January 1, 2000, the maximum loss exposure for the third-party insurance policies was $100,000 per claim for general and professional liability. For the years 2000, 2001 and 2002, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Commencing January 1, 2003, we established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for general and professional liability under the per claim retention level, including incurred but not reported losses. We expect our next independent actuarial analysis will be completed in the fourth quarter of 2003. For the years 2000, 2001 and 2002, these reserves are provided on an undiscounted basis in the period that the event occurred. For the policy year 2003, reserves are provided on an undiscounted basis in the period that the claim was reported. As of September 30, 2003 and December 31, 2002, the reserves for such risks were $125.3 million and $108.0 million, respectively. We estimate our range of exposure at September 30, 2003 was $111.0 million to $135.7 million and that the range will decline over time as our lease divestiture program is completed. Provisions for such risks for the three and nine month periods ended September 30, 2003 were $7.0 million and $35.2 million, respectively, of which $0.8 million and $15.3 million, respectively, related to divested skilled nursing facilities, and are included in net income from discontinued operations. The provisions for such risks for the three and seven months ended September 30, 2002 were $27.8 million and $36.4 million, respectively, of which $4.9 million and $11.5 million were included in net income from discontinued operations. The provision for the two month period ended February 28, 2002 was $9.0 million. Our provision could be increased in the fourth quarter of 2003 and future periods based upon completion of the twice a year independent actuarial analysis. At September 30, 2003, we had approximately $3.2 million in pre-funded amounts restricted for payment of general and professional liability claims.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The discounting of these policy periods resulted in a reduction to our reserves of $3.8 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three and nine months ended September 30, 2003 were $5.9 million and $24.5 million, respectively, of which $0.8 million and $9.3 million, respectively, related to divested skilled nursing facilities. The provisions for such risks for the three and seven months ended September 30, 2002 were $4.0 million and $17.6 million, (net of a $6.0 million credit recorded in the third quarter of 2002 related to decreases in our actuarially estimated exposure for prior year policies), of which $4.7 million and $10.7 million were included in net income from discontinued operations. The provision for the two month period ended February 28, 2002 was $3.4 million. We have recorded reserves of $65.3 million as of September 30, 2003 and December 31, 2002. We estimated our range of exposure at September 30, 2003 was $63.8 million to $78.0 million and that the range will decline over time as our lease divestiture program is completed. At September 30, 2003, we had approximately $71.8 million in pre-funded amounts restricted for payment of workers' compensation claims.

(b) Restricted Cash

     Included in restricted cash in our consolidated balance sheet as of September 30, 2003 and December 31, 2002 was $79.6 million and $76.7 million, respectively. Of the $79.6 million as of September 30, 2003, $75.0 million was related to our funding of self-insurance obligations, $2.3 million was escrowed to secure our controlled disbursement accounts, and $2.3 million covered various industrial revenue and insurance bonds. Of the $76.7 million as of December 31, 2002, $69.5 million was related to our funding of self-insurance obligations, $5.1 million to bankruptcy-related U.S. Trustee fees, and $2.1 million to cover various insurance bonds. Other Assets, net, as of September 30, 2003 and December 31, 2002 included $2.9 million and $3.6 million, respectively, of restricted cash maintained to repay a mortgage.

(7)  Capital Stock

     As of September 30, 2003, the Reorganized Company had issued approximately 9,888,224 shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise and 150,000 shares of its common stock pursuant to the 2002 Management Equity Incentive Plan. As of September 30, 2003, we expect to issue up to an additional 111,776 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $3.0 million valued at $27 per share by our reorganization plan and was recorded in other long-term liabilities in the September 30, 2003 consolidated balance sheet. On November 12, 2003, the closing price of our common stock on the Over-the Counter Bulletin Board was $7.70.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganized Company Stock Option Plan

     In February 2002, we adopted the 2002 Management Equity Incentive Plan which allows for the issuance of up to 900,000 shares of our common stock. As of September 30, 2003, our officers held options to purchase 680,000 shares under this plan and we had issued 150,000 shares of common stock awards.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, amended in August 2002, which allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of September 30, 2003, our directors held options to purchase 60,000 shares under this plan.

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

     As of September 30, 2003, we had outstanding options covering an aggregate of 740,000 shares of our common stock to our officers and directors at a strike price of $27 per share, which price was equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20% vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 290,000 options vest 25% per year on the first four anniversary dates. All options expire in 2009.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), issued on December 31, 2002, provides companies alternative methods to transitioning to Statement of Financial Accounting Standards No. 123, Stock-Based Compensation ("SFAS No. 123") fair value method of accounting for stock-based employee compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock option grants, which are issued at not less than fair market value on the date of grant, and accounted for under the intrinsic value method. In order to adopt the recognition provisions of SFAS No. 148 on a prospective basis, we must make an election during the year ending December 31, 2003 to change to fair value accounting for stock options. We are continuing to evaluate the transition provisions of SFAS No. 148.

     Net income (loss), as reported, included amortization of unearned compensation of $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2003, and $0.4 million and $0.8 million for the three and seven months ended September 30, 2002. There was no amortization of unearned compensation for the two months ended February 28, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For purposes of pro forma disclosures, the estimated fair market value of the stock options was amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following tables summarize our pro forma net income (loss) and basic and diluted net income (loss) per share, assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands except per share amounts):

Reorganized Company
	For The Three Months Ended September 30, 2003	For The Three Months Ended September 30, 2002

Net income (loss), as reported	$ 39,110	$ (20,468)

Compensation expense	(129)	(128)

Net income (loss) (pro forma)	$ 38,981	$ (20,596)
	============	============
Basic and diluted earnings per share:
Net income (loss) as reported	$ 3.89	$ (2.05)
Compensation expense	(0.01)	(0.01)
Net income (loss), pro forma	$ 3.88	$ (2.06)
	============	============

	Reorganized Company			Predecessor Company
	For The Nine Months Ended September 30, 2003	For The Seven Months Ended September 30, 2002		For The Two Months Ended February 28, 2002
|
|
Net income (loss), as reported	$ 14,275	$ (22,630)	|	$ 1,485,371
|
Compensation expense	(391)	(283)	|	-
|
Net income (loss), pro forma	$ 13,884	$ (22,913)	|	$ 1,485,371
	============	============	|	=================
|
Basic and diluted earnings per share:			|
Net income (loss) as reported	$ 1.42	$ (2.26)	|	$ 24.32
Compensation expense	(0.04)	(0.03)	|	-
Net income (loss), pro forma	$ 1.38	$ (2.29)	|	$ 24.32
	============	===========	|	=================

(8)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the three and nine months ended September 30, 2003 include the common shares issued in connection with emergence and 111,776 common shares outstanding to be issued once the prepetition claims are finalized.

     Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that our restricted common stock of the Reorganized Company and convertible securities of the Predecessor Company were converted as of the beginning of the period. In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As we had a net operating loss for the three and nine months ended September 30, 2003, our stock options were anti-dilutive; therefore, we did not break out basic and diluted earnings per share separately. Options to purchase approximately 740,000 shares of common stock were outstanding for the nine months ended September 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock, accordingly basic and diluted earnings per share are equivalent.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Income Taxes

     The current provision for income taxes of $0.8 million for each of the three month periods ended September 30, 2003 and 2002 was based on estimated state income tax liabilities for these periods. The provision for the nine months ended September 30, 2003 was $1.3 million, $0.5 million for the seven months ended September 30, 2002 and $0.1 million for the two months ended February 28, 2002. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits were recorded for these periods for federal purposes since the realization of tax benefits associated with our net operating loss carryforwards is uncertain.

(10)  Other Events

(a)  Litigation

     On February 28, 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we have violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") we entered into during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA has requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. We continue to believe that we are in compliance with the PIFJ; however, the BMFEA continues its investigations including onsite inspections, searches, interviews and examinations of our residents and facility personnel, service of document requests and, in one recent instance, service of a search warrant seeking documents and further information regarding the operation of certain of our California facilities. It is not clear whether the BMFEA will ultimately assert that a material sum is due or payable and no estimate can be made of any amount that the BMFEA may ultimately seek. An adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter vigorously.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which have been and/or may in the future be non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

     As of September 30, 2003, due to the impact of classifying our pharmaceutical services operations as a discontinued operation, we have changed our segments and have restated our previously reported segments for the three and seven month periods ended September 30, 2002 to be the following.  The following summarizes the services provided by our reportable and other segments as of September 30, 2003:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. At September 30, 2003, we operated 124 long-term care facilities with 12,544 licensed beds as compared with 239 facilities with 27,100 licensed beds at September 30, 2002. As part of our restructuring efforts, we may divest approximately 19% of our 124 skilled nursing facilities, comprising approximately 2,001 licensed beds. See Note 12 - Subsequent Events.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At September 30, 2003, this segment provided rehabilitation therapy services to 477 facilities, 364 of which are nonaffiliated and 113 were affiliated, as compared to 531 facilities at September 30, 2002, of which 311 were nonaffiliated and 220 were affiliated. This segment also provides early intervention therapy services. In March 2002, we sold substantially all of the assets of our respiratory therapy operation.

Home Health: This segment provides skilled nursing care, rehabilitation therapy and home infusion services through a home health company to more than 3,000 adult and pediatric patients in California and Ohio. Additionally, the segment operates three licensed pharmacies in California.

Other Operations: This segment primarily includes medical staffing services and other ancillary services provided to affiliated and nonaffiliated facilities. We sold our software development operations in November 2003 which are therefore not reflected in our segment information set forth below, other than for the two month period ended February 28, 2002 as noted below. See Note 12 - Subsequent Events.

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

     We did not restate our segments for the two month period ended February 28, 2002 because a new entity was deemed to be created upon emergence. We previously operated the following segment:

Pharmaceutical Services: This segment provided pharmaceutical products primarily to affiliated and nonaffiliated long-term and sub-acute care facilities for such purposes as infusion therapy, pain management, antibiotic therapy and parenteral nutrition as well as providing consultant pharmacist services. In July 2003, we sold substantially all the assets of our pharmaceutical services operations and such operations are therefore not reflected in our segment information set forth below, other than for the two month period ended February 28, 2002, as noted above.

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

Segment Information (in thousands):

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Three Months Ended September 30, 2003

Total net revenues	$ 156,167	$ 40,735	$ 13,748	$ 27,748	$ 8	$ (11,936)	$ 226,470
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	152,062	38,321	12,890	26,070	11,776	(11,936)	229,183
Depreciation and amortization	1,553	298	121	(59)	11	-	1,924
Interest, net	793	(8)	-	-	3,311	-	4,096
Net segment income (loss)	$ 1,759	$ 2,124	$ 737	$ 1,737	$ (15,090)	$ -	$ (8,733)
	=======	========	=======	======	======	========	=======
Intersegment revenues	$ (150)	$ 10,629	$ -	$ 1,457	$ -	$ (11,936)	$ -
Identifiable segment assets	$ 147,752	$ 32,201	$ 12,740	$ 25,501	$ 478,206	$ (365,723)	$ 330,677
Segment capital expenditures	$ 1,450	$ 132	$ 306	$ 376	$ 506	$ -	$ 2,770

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Three Months Ended September 30, 2002

Total Net Revenues	$ 158,507	$ 43,928	$ 13,427	$ 25,154	$ 14	$ (25,527)	$ 215,503
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	169,873	38,620	12,395	23,127	12,058	(25,527)	230,546
Depreciation and amortization	2,203	396	163	192	2,206	-	5,160
Interest, net	392	(22)	-	-	3,281	-	3,651
Net segment income (loss)	$ (13,961)	$ 4,934	$ 869	$ 1,835	$ (17,531)	$ -	$ (23,854)
	=====	========	========	=====	======	=======	========
Intersegment revenues	$ (138)	$ 23,149	$ -	$ 2,516	$ -	$ (25,527)	$ -
Identifiable segment assets	$ 307,634	$ 85,181	$ 13,615	$ 21,466	$ 425,853	$ (366,026)	$ 487,723
Segment capital expenditures, net	$ 3,987	$ 28	$ 18	$ 136	$ 1,826	$ -	$ 5,995

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Nine Months Ended September 30, 2003

Total net revenues	$ 463,960	$ 132,890	$ 42,033	$ 80,086	$ 85	$ (59,016)	$ 660,038
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	451,178	119,697	38,841	76,593	34,019	(59,016)	661,312
Depreciation and amortization	3,972	902	371	498	22	-	5,765
Interest, net	2,339	(26)	-	(4)	12,439	-	14,748
Net segment income (loss)	$ 6,471	$ 12,317	$ 2,821	$ 2,999	$ (46,395)	$ -	$ (21,787)
	=======	========	========	======	======	=======	=======
Intersegment revenues	$ (450)	$ 51,379	$ -	$ 8,087	$ -	$ (59,016)	$ -
Identifiable segment assets	$ 147,752	$ 32,201	$ 12,740	$ 25,501	$ 478,206	$ (365,723)	$ 330,677
Segment capital expenditures	$ 4,382	$ 288	$ 328	$ 986	$ 3,965	$ -	$ 9,949

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Reorganized Company For the Seven Months Ended September 30, 2002

Total Net Revenues	$ 368,843	$ 103,917	$ 31,969	$ 66,098	$ 93	$ (59,291)	$ 511,629
Operating expenses, corporate general and administrative expenses, and provision for losses on accounts receivable	381,266	88,456	29,449	60,050	31,826	(59,291)	531,756
Depreciation and amortization	4,004	694	319	319	5,003	-	10,339
Interest, net	1,141	(23)	(1)	-	7,218	-	8,335
Net segment income (loss)	$ (17,568)	$ 14,790	$ 2,202	$ 5,729	$ (43,954)	$ -	$ (38,801)
	======	=======	=======	======	======	=======	=======
Intersegment revenues	$ (321)	$ 54,144	$ -	$ 5,468	$ -	$ (59,291)	$ -
Identifiable segment assets	$ 307,634	$ 85,181	$ 13,615	$ 21,466	$ 425,853	$ (366,026)	$ 487,723
Segment capital expenditures	$ 6,274	$ 79	$ 750	$ 464	$ 5,886	$ -	$ 13,453

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Home Health Services	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Predecessor Company For the Two Months Ended February 28, 2002

Total net revenues	$ 227,906	$ 28,501	$ 41,101	$ 29,815	$ -	$ (25,477)	$ 301,846
Operating costs, corporate general and administrative expenses, and provision for loss on accounts receivable	227,118	24,872	37,818	28,505	8,559	(25,477)	301,395
Depreciation and amortization	1,847	253	566	382	1,417	-	4,465
Interest, net	273	1	(2)	120	2,280	-	2,672
Net segment income (loss)	$ (1,332)	$ 3,375	$ 2,719	$ 808	$ (12,256)	$ -	$ (6,686)
	======	=======	========	=====	=====	=======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ 1,489	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ 51,733	$ 514,167	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ 124	$ 1,573	$ -	$ 3,971

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

     The following tables reconcile net segment loss to consolidated loss before income taxes, discontinued operations and extraordinary item:

	Reorganized Company
	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002

Net segment loss	$ (8,733)	$ (23,854)
Restructuring costs	4,092	-
Loss (gain) on sale of assets, net	821	(245)
Loss before income taxes and discontinued operations	$ (13,646)	$ (23,609)
	========	========

	Reorganized Company			Predecessor Company
	For the Nine Months Ended September 30, 2003	For the Seven Months Ended September 30, 2002		For the Two Months Ended February 28, 2002
			|
Net segment loss	$ (21,787)	$ (38,801)	|	$ (6,686)
Restructuring costs	10,012	-	|	-
Loss (gain) on sale of assets, net	1,684	(3,285)	|	-
Reorganization costs, net	-	-	|	(1,483)
Loss before income taxes, discontinued operations and extraordinary item	$ (33,483)	$ (35,516)	| |	$ (5,203)
	=============	==============	|	==============

     The identifiable segment assets of $330.7 million and $487.7 million at September 30, 2003 and 2002, respectively, exclude assets related to discontinued operations of $10.1 million and $289.1 million, respectively. The segment capital expenditures of $2.8 million and $9.9 million, for the three and nine month periods ended September 30, 2003, respectively, exclude capital expenditures related to discontinued operations of $0.1 million and $3.6 million, respectively. The segment capital expenditures of $6.0 million and $13.5 million for the three and seven month periods ended September 30, 2002, respectively, exclude capital expenditures related to discontinued operations of $5.2 million and $9.5 million, respectively.

(12) Subsequent Events

     On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned software development subsidiary, sold substantially all of its assets to Accu-Med Services of Washington LLC, a wholly owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and up to $0.5 million to be paid in cash in December 2004.

     During the period of October 1, 2003 to October 31, 2003, we divested five long-term care facilities. The net revenues and net losses for the nine month period ended September 30, 2003 for these five facilities were approximately $19.1 million and $6.3 million, respectively. Our rehabilitation therapy operations earned intersegment revenues of $1.0 million by providing services to these facilities during the nine month period ended September 30, 2003. The net revenues and net losses for the seven month period ended September 30, 2002 for these five facilities were approximately $14.4 million and $1.0 million, respectively. Intersegment revenues earned by our rehabilitation therapy operations were $0.8 million for the same seven month period. The operating results of these five divestitures will be reported as discontinued operations for all periods presented for the Reorganized Company, beginning with the fourth quarter of 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of October 31, 2003, we operated 119 long-term care facilities with 11,976 licensed beds. As part of our restructuring efforts, we may divest approximately 16% of those facilities.

     During the period of October 1, 2003 to October 31, 2003, we withheld approximately $0.5 million accrued rent payments with respect to facilities that we may divest.

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

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

-

we currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments associated with the divested or to-be-divested facilities) and settle our other liabilities. If we are unable to generate sufficient cash flows or obtain other financing, there is a substantial prospect that we, including one or more of our subsidiaries, would be required to seek protection under the U.S. Bankruptcy Code;

-	we may not be able to continue as a going concern and our auditors have expressed doubt as to our ability to do so;
-	we continue to be in default on payments under leases for certain long-term care facilities that have been identified for divestiture;
-	we may not be able to restructure our business operations successfully to create a sustainable positive cash flow;
-	our Medicare reimbursements materially and adversely decreased after September 30, 2002 and our Medicare and Medicaid reimbursements could materially and adversely decrease in the future;
-	national and local economic conditions could affect our availability and cost of labor, utilities and supplies;
-	government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations, could have an adverse impact to us;
-	we have liabilities and other claims asserted against us, including patient care liabilities (see "Note 10 - Other Events");
-	the BMFEA continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment (see "Note 10 - Other Events");
23 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	we operate in a competitive environment;
-	we may have difficulty recruiting and retaining qualified employees;
-	we have negative working capital and a significant stockholders' deficit;
-	our costs for providing workers' compensation and health insurance continue to increase; and
-	we continue to be self-insured for workers' compensation, health insurance and general and professional liability.

Overview

     Current Liquidity. For the three and nine months ended September 30, 2003, our net income was $39.1 million and $14.3 million, respectively. Our net cash used for operating activities was $3.1 million for the three months ended September 30, 2003. Our net cash provided by operating activities for the nine months ended September 30, 2003 was $4.3 million. At September 30, 2003, we had cash and cash equivalents of $17.8 million and borrowing availability under our Revolving Loan Agreement of $18.1 million. That availability resulted, in part, from our ceasing to pay rent on certain of our facilities pursuant to restructuring efforts and the sale of the pharmacy services operation in July 2003, as described below. The report of our independent auditors on our consolidated financial statements as of December 31, 2002 and for the ten month period then ended included a paragraph expressing doubt as to our ability to continue as a going concern (see our Annual Report on Form 10-K for the year ended December 31, 2002). Our restructuring efforts are likely to continue throughout the remainder of 2003 and into 2004. We will need additional liquidity in the future and may be required to sell additional assets in order to have sufficient liquidity to operate our business and continue our restructuring. We cannot assure that we will be able to complete sales of our assets on a timely basis and at reasonable prices to provide sufficient liquidity to complete the restructuring. It is likely that if we are unable to complete such sales or otherwise obtain additional funding, we would commence bankruptcy proceedings. We can give no assurance that in such event we will be able to create or sustain any value for holders of our common stock. Even if we are able to successfully complete a restructuring, there can be no assurance that we would be able to continue as a going concern, and might still need to commence bankruptcy proceedings.

     Defaults under Leases. In an effort to reduce our costs, in January 2003, we initiated new restructuring efforts. Our ongoing efforts include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We are seeking to divest our under-performing facilities by transitioning operations of those facilities to new operators so that we will no longer be burdened by the loss generated by those facilities. During the period January 1, 2003 to September 30, 2003, we divested 114 facilities. We are currently attempting to transition approximately 19% of our remaining long-term care facilities to new operators. During the period January 1, 2003 to September 30, 2003, we withheld approximately $25.9 million in accrued rent payments and $0.7 million of mortgages on facilities that we identified for transfer to new operators. Through September 30, 2003, we were released of our obligations to pay approximately $15.7 million of withheld rent and $20.4 million of mortgages. These amounts were recorded in our net gain on disposal of discontinued operations.  The gain was significantly offset by accounts receivable allowances recorded at the time of divestiture of the applicable facilities, netting to a gain of $12.9 million through September 30, 2003.  The remaining amounts that we withheld and that were not released are classified as current obligations at September 30, 2003. We are continuing to withhold certain rent payments on facilities identified for transfer. We cannot predict the extent to which landlords not receiving rent will seek to assert leasehold or other damages during the restructuring period. If the landlords aggressively pursue and obtain back rent and other damages, we will likely be required to commence bankruptcy proceedings prior to the completion of our restructuring. We can give no assurance that in such event we will be able to create or sustain any value for holders of our common stock.

     2003 Restructuring. Our goal is to restructure our business so that we can fund our operations and working capital requirements while remaining a significant provider of skilled nursing and other long-term care facilities. We have reduced our overhead and other expenses, generally commensurate with reductions in our long-term care facility portfolio. Although we have had encouraging discussions and are making progress with many landlords from whom we are seeking to obtain rent concessions or facility lease terminations, and have reached agreements in principle or final agreements with several of our landlords, no assurance can be given that we will be successful in our restructuring efforts.

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

Comparability of Financial Information

     With respect to reported operating results, we believe that business segment operating results of the Predecessor Company are generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to March 1, 2002 generally are not comparable to those of the Reorganized Company.

     We recorded an extraordinary gain of $1,498.4 million from the restructuring of our debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments were also recorded to reflect the provisions of the Plan of Reorganization and the fair values of the assets and liabilities of the Reorganized Company as of February 28, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002.

Regulatory and Reimbursement Matters

     We provide long-term care, rehabilitation therapy, home health nursing and infusion care and other healthcare services. We are engaged in industries that are extensively regulated. As such, in the ordinary course of business, our operations are continuously subject to federal and state legislation and regulatory scrutiny, supervision and control. We entered into a corporate integrity agreement (the "CIA") with the United States Department of Health and Human Services Office of Inspector General in July 2001. The agreement officially took effect on February 28, 2002. Under the terms of the agreement, we implemented further internal controls with respect to our quality of care standards, Medicare and Medicaid billing, and reporting and claims submission processes. We engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA.

     We derive approximately 24% of our revenues from Medicare and 45% from Medicaid. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients, and such amount is determined by classifying each patient into one of 44 resource utilization groups ("RUG"). The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, Congress enacted The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") to provide some relief to the industry. The BBRA and BIPA required four Medicare "add-on" payments: a 4.0% increase in per diem rates; a 16.7% increase in the nursing component of each RUG; a 20.0% increase for certain categories of high cost, medically complex patients; and a 6.7% increase for rehabilitation RUGs.

     On September 30, 2002, two of the add-on provisions of the Medicare payment regulations expired: the 4.0% add-on for all patient categories in the RUG system and the 16.7% add-on for nursing related costs. We estimate that our Medicare revenues decreased by approximately $8.7 million and $20.3 million ($36.98 per patient day), respectively, for the three and nine month periods ended September 30, 2003 as a result of the expiration of these add-ons. Approximately $4.7 million and $8.4 million, respectively, of these decreases related to the 114 inpatient facilities we divested over the same periods. In addition to the elimination of the add-ons, CMS provided a 2.6% market basket increase in payments to skilled nursing facilities for the 2003 Federal fiscal year (October 1, 2002-September 30, 2003). We estimate that the market basket increase resulted in approximately $2.2 million and $5.2 million ($9.49 per patient day), respectively, in increased revenue for the three and nine month periods ended September 30, 2003. Approximately $1.2 million and $2.1 million, respectively, of these increases related to the 114 inpatient facilities we divested over the same periods. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $6.5 million and $15.1 million ($27.49 per patient day), respectively, for the three and nine months ended September 30, 2003. Approximately $3.5 million and $6.2 million, respectively, of these decreases related to the 114 inpatient facilities we divested over the same periods.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     On August 4, 2003 CMS published a final rule in the Federal Register to update payment rates for fiscal year 2004 (October 1, 2003-September 30, 2004) by providing for a 3.0% increase of the annual update to the market basket and an additional 3.26% market basket increase to correct the underestimate of the market basket forecast in prior years. We estimate the combined increases could result in an additional $19.75 per patient day for our skilled nursing facilities.

     The remaining two add-on payments, the 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care, were scheduled to expire on the earlier of September 30, 2003 or at such time as CMS completes the case mix refinements. However, CMS published in the August 4, 2003 Federal Register its decision to extend the expiration date as research is not sufficiently advanced at the present time to implement refinements this year, thus leaving the current classification system in place for fiscal year 2004. The refinements are intended to ensure nursing homes are fairly and accurately reimbursed for taking care of medically complex patients. Although the add-ons will expire when these refinements are implemented, it is expected that the add-ons will be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced by new payment rates, we estimate that our per beneficiary per diems would decrease by approximately $25.09 per patient day. The loss of these add-ons would have a material adverse effect on our financial position, results of operations and cash flows.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. On December 31, 2002, CMS issued a final rule providing a 4.4% decrease to the payment fee, effective on March 1, 2003. However, the federal spending bill for fiscal 2003 allowed CMS to revise the figures used in the statutory formula and increase the update from a negative 4.4% to a positive 1.6%. On November 7, 2003, CMS published a final rule in the Federal Register that reduced 2004 payment rates by 4.5%. Congressional legislation is required to reverse the reduction.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy, referred to as therapy caps. BBRA and BIPA placed a moratorium on the therapy caps that expired on June 30, 2003. As a result of litigation in Federal District Court,  CMS agreed to delay implementation of the therapy caps until September 1, 2003. On September 29, 2003, a Federal District Court ruling enforced the implementation of the therapy caps effective beginning September 1, 2003. Based upon the number of long-term care facilities we currently operate and our current level of Medicare Part B services, we estimate the application of the limitation will reduce our rehabilitation therapy services' revenue by approximately $4.4 million and our inpatient services revenue by $0.5 million for the four months ended December 31, 2003.

     For the nine months ended September 30, 2003, our home health Medicare revenues decreased approximately $1.6 million due to legislation enacted in October 2002. However, on June 30, 2003, CMS announced a 3.3% increase in Medicare payment rates to home health agencies for the 2004 Federal fiscal year, which we estimate will increase annual Medicare revenues $1.2 million for the Federal fiscal year beginning October 1, 2003. Additionally, as nonaffiliated healthcare providers that are serviced by our ancillary services operations, including our rehabilitative services, laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

     In a notice of proposed rulemaking issued on February 10, 2003, CMS proposed a significant change for the reimbursement of Medicare Part A bad debts. The proposal would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting periods beginning October 1, 2003, 20% for cost reporting periods beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. Based upon the estimated Medicare bad debts that we claimed on our 2002 cost reports for the 124 facilities in operation as of September 30, 2003, we estimate that our Medicare revenues will decrease by approximately $0.6 million ($1.41 per patient day) in 2004, $1.2 million ($2.82 per patient day) in 2005, and $1.8 million ($4.24 per patient day) in 2006 if the proposed changes are implemented.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The recent economic downturn has had a detrimental affect on state revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes in the states in which we operate. However, through the efforts of state nursing associations, previously proposed reductions in several states in which we operate (California, Georgia, Massachusetts, Washington, and West Virginia) have not been instituted. In fact, we have seen rate increases in each of these states. It is not certain whether reductions will be imposed in the future for these or any other states we operate in.

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

     Prior to January 1, 2000, the maximum loss exposure for the third-party insurance policies was $100,000 per claim for general and professional liability. For the years 2000, 2001 and 2002, we established a self-funded insurance program for general and professional liability claims up to a base amount of $1.0 million per claim and $3.0 million aggregate per location and obtained excess insurance for coverage above these levels. Commencing January 1, 2003, we established a self-funded insurance program for general and professional liability insurance claims up to a base amount of $10.0 million per claim, obtaining excess insurance above this level on a claims-made basis. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for general and professional liability under the per claim retention level, including incurred but not reported losses. We expect our next independent actuarial analysis will be completed in the fourth quarter of 2003. For the years 2000, 2001 and 2002, these reserves are provided on an undiscounted basis in the period that the event occurred. For the policy year 2003, reserves are provided on an undiscounted basis in the period that the claim was reported. As of September 30, 2003 and December 31, 2002, the reserves for such risks were $125.3 million and $108.0 million, respectively. We estimate our range of exposure at September 30, 2003 was $111.0 million to $135.7 million and that the range will decline over time as our lease divestiture program is completed. Provisions for such risks for the three and nine month periods ended September 30, 2003 were $7.0 million and $35.2 million, respectively, of which $0.8 million and $15.3 million, respectively, related to divested skilled nursing facilities, and are included in net income from discontinued operations. The provisions for such risks for the three and seven months ended September 30, 2002 were $27.8 million and $36.4 million, respectively, of which $4.9 million and $11.5 million were included in net income from discontinued operations. The provision for the two month period ended February 28, 2002 was $9.0 million. Our provision could be increased in the fourth quarter of 2003 and future periods based upon completion of the twice a year independent actuarial analysis. At September 30, 2003, we had approximately $3.2 million in pre-funded amounts restricted for payment of general and professional liability claims.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The discounting of these policy periods resulted in a reduction to our reserves of $3.8 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three and nine months ended September 30, 2003 were $5.9 million and $24.5 million, respectively, of which $0.8 million and $9.3 million, respectively, related to divested skilled nursing facilities. The provisions for such risks for the three and seven months ended September 30, 2002 were $4.0 million and $17.6 million, (net of a $6.0 million credit recorded in the third quarter of 2002 related to decreases in our actuarially estimated exposure for prior year policies), of which $4.7 million and $10.7 million were included in net income from discontinued operations. The provision for the two month period ended February 28, 2002 was $3.4 million. We have recorded reserves of $65.3 million as of September 30, 2003 and December 31, 2002. We estimated our range of exposure at September 30, 2003 was $63.8 million to $78.0 million and that the range will decline over time as our lease divestiture program is completed. At September 30, 2003, we had approximately $71.8 million in pre-funded amounts restricted for payment of workers' compensation claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues in continuing operations for the periods presented (in thousands):

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	Reorganized Company				| | | |	Reorganized Company		Reorganized Company and Predecessor Company Combined
	2003		2002		|	2003		2002
Inpatient Services	$ 156,167	69.0%	$ 158,507	73.6%	|	$ 463,960	70.3%	$ 596,749	73.4%
Rehabilitation and Respiratory Therapy Services	40,735	18.0%	43,928	20.3%	| | |	132,890	20.1%	132,418	16.3%
Home Health Services	13,748	6.1%	13,427	6.2%	|	42,033	6.4%	31,969	3.9%
Pharmaceutical Services	-	-	-	-	|	-	-	41,101	5.0%
Other Operations	27,748	12.2%	25,154	11.7%	|	80,086	12.1%	95,913	11.8%
Corporate	8	-%	14	-%	|	85	-%	93	-%
Intersegment Eliminations	(11,936)	(5.3)%	(25,527)	(11.8)%	|	(59,016)	(8.9)%	(84,768)	(10.4)%
					|
Total net revenues	$ 226,470	100%	$ 215,503	100%	|	$ 660,038	100%	$ 813,475	100%
	=======	====	=======	====	|	=======	====	=======	====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the amount of net segment income (losses) for the periods presented (in thousands):

	For the Three Months Ended September 30		| |	For the Nine Months Ended September 30
	Reorganized Company		| | | | |	Reorganized Company	Reorganized Company and Predecessor Company Combined
	2003	2002	|	2003	2002
Inpatient Services	$ 1,759	$ (13,961)	|	$ 6,471	$ (18,900)
Rehabilitation and Respiratory Therapy Services	2,124	4,934	| |	12,317	18,165
Home Health Services	737	869	|	2,821	2,202
Pharmaceutical Services	-	-	|	-	2,719
Other Operations	1,737	1,835	|	2,999	6,537
Corporate	(15,090)	(17,531)	|	(46,395)	(56,210)
			|
Net segment losses	$ (8,733)	$ (23,854)	|	$ (21,787)	$ (45,487)
	=========	=========	|	=========	=========

     The nine months ended September 30, 2002 combines the seven months ended September 30, 2002 and the two months ended February 28, 2002. The two months ended February 28, 2002 has not been conformed to reflect the current segment reporting structure.

     The net segment loss amounts detailed above do not include the following items: gain (loss) on sale of assets, net; restructuring costs; reorganization costs, net; income taxes; loss (income) from discontinued operations, and extraordinary gain on extinguishment of debt. These amounts totaled income of approximately $47.8 million and $3.4 million, respectively for the three months ended September 30, 2003 and 2002, and totaled approximately $36.1 million and $1,508.2 million for the nine months ended September 30, 2003 and 2002.

     In accordance with SOP 90-7, items of expense or income that are incurred or realized by us because we were in reorganization are classified as reorganization costs in our consolidated statements of operations. As a result, net segment losses do not include interest earned subsequent to the Filing Date on cash accumulated because we are not paying our prepetition obligations. Gain on sale of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment loss which is consistent with their treatment prior to the Filing Date.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents the percentage of total net revenues represented by certain items for us for the periods presented:

	Reorganized Company
	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002

Total net revenues	100.0%	100.0%

Costs and expenses:
Operating costs	92.5%	96.2%
Corporate general and administrative	7.6%	10.4%
Depreciation and amortization	0.9%	2.4%
Provision for losses on accounts receivable	1.1%	0.4%
Interest, net	1.8%	1.7%
Gain on sale of assets, net	0.4%	(0.1)%
Restructuring costs	1.8%	-%

Total costs, expenses and gains before reorganization costs, income taxes and discontinued operations	106.1%	111.0%

Losses before reorganization costs, income taxes and discontinued operations	(6.1)%	(11.0)%
Income taxes	-%	(0.1)%
Income from discontinued operations	23.4%	1.6%

Net income	17.3%	(9.5)%
	===========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
	Reorganized Company	Reorganized Company and Predecessor Company Combined
	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002

Total net revenues	100.0%	100.0%

Costs and expenses:
Operating costs	91.3%	93.1%
Corporate general and administrative	7.7%	8.9%
Depreciation and amortization	0.9%	1.8%
Provision for losses on accounts receivable	1.1%	0.5%
Interest, net	2.2%	1.3%
Gain on sale of assets, net	0.3%	(0.4)%
Restructuring costs	1.5%	-%

Total costs and expenses before reorganization costs (gain), net, income taxes, discontinued operations and extraordinary item	105.0%	105.2%

Loss before reorganization costs, net, income taxes, discontinued operations and extraordinary item	(5.0)%	(5.2)%
Reorganization costs, net	-%	0.1%
Income taxes	(0.1)%	(0.1)%
Income on discontinued operations	7.3%	0.7%
Extraordinary item	-%	184.3%

Net income	2.2%	179.8%
	===========	=========

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

 Results of Operations

     Due to the number of Inpatient Service facilities divested, a "same store" basis is included for comparison purposes. A same store basis includes only facilities operated for the full period in the comparison of the operations activity.

     We reported net income for the third quarter of 2003 of $39.1 million compared to a net loss of $20.5 million for the third quarter of 2002. The net income for the third quarter of 2003 included restructuring costs of $4.1 million, a loss on assets held for sale of $0.8 million and income from discontinued operations of $52.9 million, primarily driven by the gain on the sale of our pharmacy operations in July 2003.

     The net loss for the 2002 period included income from discontinued operations of $3.4 million and a $0.2 million gain on assets held for sale.

Net Revenues

     Total Company net revenues were $226.5 million for the third quarter of 2003 compared to $215.5 million for the same period in 2002. Included in the $11.0 million net increase in operating revenues was a change of $13.6 million in our intersegment revenues due to 2003 divestitures within our inpatient services operations. Also included were:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $4.7 million increase in our inpatient services revenues, on a same store basis;

-	a $2.3 million increase due to the acquisition of one skilled nursing facility in March 2003; and
-	a $1.7 million increase in our staffing division due to increased volume and geographic growth.
-	These increases were in part offset by:

-	a $7.0 million decrease in our inpatient operations due to 2002 dispositions; and

-	a $3.2 million decrease in our therapy rehabilitation operations primarily driven by our 2003 inpatient services facility divestitures.

     The $4.7 million increase in our inpatient services revenues, on a same store basis, resulted from:
-	a $4.3 million net increase in Medicaid revenue primarily due to higher reimbursement rates; and

-	a $0.6 million increase in Medicare revenue due to higher census.

These increases were partially offset by:

-

a $0.2 million net decrease in Medicare revenues which was comprised of an $8.7 million decrease in Medicare reimbursements, a $5.7 million improvement in Medicare census, a market basket increase of $2.2 million and an increase in Medicare rates of $0.6 million.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, general and administrative expenses and provision for losses on accounts receivable of $229.2 million during the third quarter of 2003 compared to $230.5 million during the third quarter of 2002. Operating and corporate general and administrative expenses include rent expense. For the quarter ended September 30, 2003, rent expense associated with our inpatient services operations was approximately $10.8 million compared to $11.2 million for the three months ended September 30, 2002, reflecting a decrease of approximately $0.4 million, quarter to quarter, due to 2002 dispositions. On a same store basis in the quarter to quarter comparison, rent expense decreased approximately $0.6 million to $10.5 million compared to $11.1 million in 2002.

     The decrease of approximately $1.3 million in operating expenses, general and administrative expenses and provision for losses on accounts receivable was primarily due to a decrease of $14.8 million for same store operations within our inpatient services operations primarily resulting from an incremental charge of $20.0 million recorded in the third quarter of 2002 for increases in our actuarially estimated exposure on prior year policies, offset by a decrease of $13.6 million in intersegment expenses primarily due to the 2003 divestitures within our inpatient services operations.

     The $14.8 million decrease in operating expenses for same store operations also included:
-	a decrease of $4.0 million driven by overhead reductions; and
-	a decrease of $3.8 million in contract labor costs realized by our efforts to improve in-house staffing levels.

These decreases were offset in part, by the following:

-

an increase of $4.3 million in benefits expenses, net, driven primarily by increases in workers' compensation insurance costs of $5.5 million as a result of a $6.0 million credit recorded in the third quarter of 2002 related to decreases in our actuarially estimated exposure for prior year policies; and

-	an increase in operating salaries expense of $2.0 million due to increases in the weighted average wage rate and our efforts to improve in-house staffing levels.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest Expense, net

     Interest expense of $4.1 million was recorded in the third quarter of 2003 compared to $3.7 million in the third quarter of 2002. The increase of $0.4 million in interest was due primarily to the recognition of $0.5 million of additional interest expense paid in conjunction with the repayment in full of the Term Loan, offset by a decrease in our weighted average borrowings for the three months ended September 30, 2003.

Depreciation and Amortization

     Depreciation and amortization expense decreased to $1.9 million for the third quarter of 2003 compared to $5.2 million for the third quarter of 2002. The decrease of $3.3 million was attributable to decreases in property carrying amounts as a result of the impairments recorded in the fourth quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Results of Operations

     We reported net income for the nine months ended September 30, 2003 of $14.3 million compared to net income of $1,462.7 million for the same period in 2002. Net income for the nine months ended September 30, 2003 included restructuring costs of $10.0 million and income on discontinued operations of $48.4 million driven primarily by the gain on the sale of our pharmacy operations in July 2003.

     Net income for the nine months ended September 30, 2002 included the following favorable items:
-	an extraordinary gain on extinguishment of debt of $1,498.4 million;

-	a gain on sale of assets of $3.3 million;

-	income from discontinued operations of $5.8 million; and

-	a gain from reorganization activities of $1.5 million.

Net Revenues

     Total Company net revenues were $660.0 million during the nine months ended September 30, 2003 compared to $813.5 million for the same period in 2002. The decrease in net revenues of approximately $153.5 million for the nine months ended September 30, 2003, as compared to the same period in 2002, consisted of the following:
-

a $153.3 million decrease within our inpatient services operation, primarily due to the divestitures of 114 facilities and a net decrease of $21.1 million in ancillary services primarily due to the sale in July 2003 of our pharmaceutical operations. The operating results of these 114 inpatient facilities and pharmaceutical operations have not been reported as discontinued operations in the consolidated financial statements of the Predecessor Company for the two month period ended February 28, 2002 because a new entity was deemed to be created upon emergence. These decreases were partially offset by:

-

an increase of $14.8 million due to increased revenues from facilities in our same store inpatient services operations which we operated during each of the nine months ended September 30, 2003 and 2002;

-	an increase of $5.0 million due to the acquisition of one skilled nursing facility in March 2003; and

-	an increase of $2.0 million in our temporary staffing operations due to organic growth in existing offices and expansion of allied services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The increase in net revenues of $14.8 million from our inpatient services operations on a same store basis for the ninemonths ended September 30, 2003, as compared to the same period in 2002, was primarily due to the following:
-	an increase in Medicaid revenues of $14.0 million primarily due to higher reimbursement rates;

-	an increase of $1.7 million in commercial revenue primarily due to higher census; and

-

a $0.6 million net increase in Medicare revenues, which was comprised of a $20.3 million decrease in Medicare rates, an increase of $14.3 million due to improved Medicare mix, a market basket increase of $5.2 million and higher Medicare Part B revenues of $0.2 million.

Offsetting these increases was a $1.5 million decrease in private revenue resulting from a decline in private pay census.

Operating Expenses, Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported operating expenses, corporate general and administrative expenses and provision for losses on accounts receivable of $661.3 million during the nine months ended September 30, 2003 compared to $833.2 million for the same period in 2002. Rent expense is included in operating and corporate general and administrative expenses. For the nine months ended September 30, 2003, rent expense for our inpatient services operations was approximately $33.7 million compared to $38.3 million for the same period ended September 30, 2002. On a same store basis in the nine month comparison, rent expense decreased $2.7 million to $33.3 million compared to $36.0 million in 2002. The decrease of approximately $171.9 million in total corporate general and administrative expenses and provision for losses on accounts receivable consisted of the following:
-	decreases of $148.6 million and $12.1 million due to the aforementioned 2002 dispositions in our inpatient and pharmaceutical operations; and

-	a decrease of $13.6 million due to same store operations in our inpatient services operations.

     The decrease in operating and administrative expenses of $13.6 million from same store operations in our inpatient services operations for the nine months ended September 30, 2003 as compared to the same period in 2002 included a $13.3 million decrease in general and professional liability expense due to an incremental charge of $20.0 million recorded in the third quarter of 2002 related to increases in our actuarially estimated exposure on prior year policies. Additionally, the decrease was due to the following:
-	a decrease of $11.5 million, net, of general and administrative expenses as a result of our reductions in overhead; and
-	a decrease of $2.7 million of rent expense primarily due to renegotiated rents for certain leases and lower lease intangible amortization.
These decreases were offset in part, by the following:

-	an increase of $7.6 million of additional wages and benefits due to an increase in our weighted average wage rate and our efforts to improve staffing levels;
-	an increase of $3.8 million in tax expenses caused by higher provider taxes under certain state and Medicaid programs; and
-	an increase of $2.4 million in legal and other administrative expenses.

Interest Expense, Net

      Interest expense, net, increased to $14.7 million for the nine months ended September 30,2003, as compared to $11.0 million for the same period in 2002. Approximately $1.9 million of the $3.7 million increase was due to the recognition of interest expense at a higher effective interest rate for our term loan and $0.5 million was additional interest expense in conjunction with the repayment in full of the term loan. The remaining $1.3 million of the increase was primarily attributed to the emergence from bankruptcy and the recognition of interest payables for our debt instruments. While we were under bankruptcy protection we did not record interest expense on essentially all of our prepetition debt. Had we not been under bankruptcy protection our interest expense, net for the nine months ended September 30, 2002 would have been $35.3 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Depreciation and Amortization

     Depreciation and amortization expense decreased to $5.8 million for the nine months ended September 30, 2003, as compared to $14.8 million for the same period in 2002. The decrease was attributable to decreases in property carrying amounts as a result of the impairment recorded in the fourth quarter of 2002.

Income Taxes

     The income tax provision for all periods presented relates to the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax filings. No overall tax benefit was recorded for this period for federal purposes since the realization of tax benefits associated with our net operating loss carryforwards is uncertain.

Liquidity and Capital Resources

     We currently do not have adequate liquidity or available sources of financing to meet our contractual obligations (including operating lease commitments associated with the divested or to-be-divested facilities) and to settle our other liabilities, including those related to our general and professional liabilities. If we are unable to generate sufficient cash flows or obtain other financing, there is a substantial prospect that we, including our parent entity and/or one or more of our subsidiaries, would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

     As of September 5, 2003, we entered into a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of September 30, 2003 on borrowings under the Revolving Loan Agreement was approximately 5.25%. The weighted average borrowing interest rate for the period from September 5, 2003 through September 30, 2003 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of September 30, 2003 was $67.9 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of September 30, 2003, we had borrowed approximately $29.4 million, which includes $1.5 million of prepaid finance fees that will be amortized over the next twelve months and does not count against availability, and we had issued approximately $21.9 million in letters of credit, leaving approximately $18.1 million available to us for additional borrowing. We have classified our Revolving Loan Agreement as a long-term liability at September 30, 2003. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

     On July 15, 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. ("Omnicare") for $90.0 million, of which $75.0 million was received in cash at closing and up to $15.0 million in additional purchase price holdback, which is to be paid to us on or before July 15, 2005 subject to fulfillment of the conditions described below. We simultaneously entered into agreements pursuant to which Omnicare would provide pharmacy services to our inpatient facilities (the "Pharmacy Agreements"). The holdback amount is subject to reduction in the event: (i) we reject or modify one or more Pharmacy Agreements in a bankruptcy proceeding; (ii) the new operator of any of our divested facilities does not assume the same contract with Omnicare; and/or (iii) we breach the Pharmacy Agreements. The holdback amount will be recorded when realized. On July 15, 2003, we used $39.5 million to pay off the Term Loan (including the $3.7 million discounted interest), $33.9 million to partially reduce our borrowing under the Heller Loan Agreement and $1.6 million for professional fees related to the sale.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We have continued restructuring efforts, which include an attempt to restructure the portfolio of leases under which we operate most of our long-term care facilities. We continue to divest under-performing facilities by transitioning operations of those facilities to new operators so that we will no longer be burdened by the losses generated by those facilities. Through September 30, 2003, we have divested 114 facilities and have identified approximately 19% of our facilities that we seek to transition to new operators if we are unable to obtain satisfactory rent concessions on the facilities. During the period of January 1, 2003 to September 30, 2003, we withheld approximately $25.9 million in accrued rent payments and $0.7 million of mortgages on facilities that we identified for transfer to new operators. Through September 30, 2003, we were released of our obligation to pay approximately $15.7 million of the withheld rent and $20.4 million of the mortgages.  These amounts were recorded in our net gain on disposal in discontinued operations.  The gain was significantly offset by accounts receivable allowances recorded at the time of divestiture of the applicable facilities, netting to a gain of $12.9 million through September 30, 2003.  The remaining amounts that we withheld and that were not released are classified as current obligations at September 30, 2003. We can give no assurance that the landlords will not seek to exercise their remedies under their respective leases, including the potential acceleration of the principal and interest and/or forcing an involuntary bankruptcy.

     At September 30, 2003, we had a working capital deficit of $36.7 million and cash and cash equivalents of $17.8 million as compared to a working capital deficit of $74.2 million and cash and cash equivalents of $21.0 million at December 31, 2002. The increase in working capital is due to changes in the classification of the amounts due from the Revolving Loan Agreement and Term Loan Agreement as a result of the payoff of the Term Loan and the refinancing of the Revolving Loan Agreement.

     For the nine months ended September 30, 2003, net cash provided by operating activities was approximately $4.3 million due primarily to the withholding of rent on facilities we intend to divest and related overhead cost reductions from our restructuring efforts. Net cash used for operating activities for the seven months ended September 30, 2002 was approximately $41.0 million. For the two months ended February 28, 2002, net cash used for operating activities was approximately $23.7 million.

     We incurred capital expenditures, as reflected in the segment reporting, of $2.8 million, $9.9 million, $13.5 million and $4.0 million for the three months ended September 30, 2003, for the nine months ended September 30, 2003, for the seven months ended September 30, 2002 and for the two months ended February 28, 2002, respectively. Expenditures related primarily to improvements at existing facilities and routine capital expenditures.  These capital expenditures exclude those related to discontinued operations of $0.1 million, $5.2 million, $3.6 million and $9.5 million, respectively, for the three month periods ended September 30, 2003 and 2002, the nine month period ended September 30, 2003 and the seven month period ended September 30, 2002.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $9.0 million remains outstanding under the note. The outstanding payments coming due under the promissory note are payable as follows: $1.0 million on February 28, 2004; $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of September 30, 2003 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. We expect to pay in excess of approximately $3.5 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Our Revolving Loan Agreement is sensitive to changes in interest rates.

     The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of September 30, 2003 was approximately $67.9 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of September 30, 2003, we had borrowed approximately $29.4 million, which includes $1.5 million of prepaid finance fees that will be amortized over the next twelve months and does not count against availability, under the Revolving Loan Agreement, and had issued approximately $21.9 million in letters of credit under the Revolving Loan Agreement, leaving approximately $18.1 million available to us for additional borrowing. We have classified our Revolving Loan Agreement as a long-term liability at September 30, 2003. For each additional percentage point increase in the LIBOR, assuming an outstanding balance of $29.4 million, we will incur additional interest expense of approximately $0.2 million annually.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Heller Loan Agreement and the Term Loan Agreement required us to maintain certain financial ratios and spending limits, including fixed charge coverage ratios, minimum operating cash flows, tangible net worth and capital expenditure limits as defined in those agreements. Prior to paying those agreements in full, we were not in compliance with the following covenants: indebtedness to EBITDA ratio, fixed charge coverage ratio and minimum operating cash flow. The lenders under the Term Loan Agreement also asserted other covenant and substantive defaults. The Term Loan Agreement was paid in full on July 15, 2003 and the Heller Loan Agreement was paid in full as of September 5, 2003. As of September 30, 2003, we were in full compliance under the Revolving Loan Agreement, which we entered into on September 5, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1

Loan and Security Agreement by and among CapitalSource Finance LLC, as Collateral Agent, Sun Healthcare Group, Inc. and its operating subsidiaries, as Borrowers, and the lenders named therein, dated September 5, 2003.

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

(b)	Reports on Form 8-K

1.	Report dated July 15, 2003, and filed on July 16, 2003, to file our press release that disclosed the sale of our SunScript Pharmacy operations to Omnicare, Inc.

2.	Report dated August 8, 2003, and filed on August 11, 2003, to furnish our press release that disclosed our second quarter results.

3.	Report dated September 8, 2003, and filed on September 8, 2003, to file our press release that we entered into a new $75.0 million revolving credit facility and paid off our prior credit facility.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: November 14, 2003

By: /s/ Kevin W. Pendergest
Kevin W. Pendergest
Chief Financial Officer