Form 10-K
period 2003-12-31
SUN HEALTHCARE GROUP INC
filed 2004-03-05
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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
Yes [X]     No [ ]

   The aggregate market value of the Registrant's Common Stock held by nonaffiliates, based on the last sales price of such shares on the Over-the-Counter Bulletin Board on June 30, 2003, was approximately $12.8 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]  No  [  ]

     On March 1, 2004, Sun Healthcare Group, Inc. had 14,559,818 outstanding shares of Common Stock.

     Documents Incorporated by Reference: None

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

INDEX

SunBridge®, SunDance®, SunPlus®, CareerStaff Unlimited® and related names are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.

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

     Information provided in this Form 10-K contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, lease restructuring initiative, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

-	the financial performance of our facilities is dependent in part on Medicare and Medicaid reimbursements which could materially and adversely decrease in the future;
-	we continue to be self-insured for workers' compensation, health insurance and general and professional liability, and our costs associated with such insurances continue to increase;
-	government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations, could have an adverse impact to us;
-	we have liabilities and other claims asserted against us, including patient care liabilities (See "Item 3 - Legal Proceedings");
-

the Bureau of Medi-Cal Fraud and Elder Abuse ("the BMFEA") continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment (See "Item 3 - Legal Proceedings");

-	we are regularly scrutinized by other governmental agencies with respect to the operation of our healthcare facilities (See "Item 3 - Legal Proceedings");
-	we operate in a competitive environment;
-	it is difficult to recruit and retain qualified employees in the long-term care industry; and
3 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-

the financial performance of our facilities is dependent in part on the occupancy percentages of the facilities, and there can be no assurance that our average occupancy percentage will remain at or above 90% (See "Item 2 - Properties").

     See "Item 1 - Business" for a discussion of various circumstances affecting us, in particular, governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The risks and uncertainties described above and under "Item 1 - Business" are not the only ones facing us. You should carefully consider the risks described herein before making any investment decisions to buy securities of Sun Healthcare Group, Inc. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the foregoing risks or the risks described below actually occur, our business, financial position, results of operations and cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1. Business

Operations

     General. We are one of the largest providers of long-term, subacute and related specialty healthcare services in the United States. We currently operate through various direct and indirect subsidiaries that engage in the following five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  The following is a description of our current business segments and divested operations. Financial information for each of the business segments is set forth in "Note 16 - Segment Information" in our consolidated financial statements.

     Inpatient Services. Our long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. As of March 1, 2004, we operated 108 long-term care facilities (consisting of 98 skilled nursing facilities, seven assisted living facilities and three specialty acute care hospitals) in 14 states with 11,007 licensed beds through our wholly owned subsidiary, SunBridge Healthcare Corporation and other subsidiaries (collectively, "SunBridge").

     Our specialty acute rehabilitation hospitals provide a range of inpatient and outpatient services for people with traumatic brain injuries, strokes, arthritis, and other disabling conditions. Our assisted living facilities serve the elderly who do not need the level of nursing care provided by long-term or subacute care facilities, but who do need some assistance with the activities of daily living.

     In an effort to improve our financial position and address our liquidity issues, in January 2003, we initiated efforts to restructure the portfolio of leases under which we operate most of our long-term care facilities. During the period January 1, 2003 to March 1, 2004, we divested 129 of our under-performing facilities. We have reached agreement with substantially all of the landlords of the divested facilities. We cannot predict the extent to which the remaining landlords of the divested and anticipated-to-be-divested facilities with whom we have not yet reached agreement will seek to assert leasehold or other damages; however, we do not anticipate that the total of any claims that may be asserted by those landlords will have a material adverse impact on our financial position. We have substantially completed the restructuring we commenced in January 2003.

     Rehabilitation Therapy Services. We provide rehabilitation therapy services primarily through SunDance Rehabilitation Corporation ("SunDance"). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of March 1, 2004, SunDance provided rehabilitation therapy services to 455 facilities in 38 states, 354 of which were operated by nonaffiliated parties. SunDance also operates four outpatient rehabilitation clinics and one certified outpatient rehabilitation clinic (CORF) in Colorado. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

     Medical Staffing Services. We are a nationwide provider of temporary medical staffing primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). As of March 1, 2004, CareerStaff derived approximately 12% of its revenues from schools and governmental agencies, 40% from hospitals and other providers and 48% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of March 1, 2004, CareerStaff had 37 division offices which provided medical staffing services in major metropolitan areas, and one division office which specialized in the placement of temporary traveling therapists in smaller cities and rural areas.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Home Health. As of March 1, 2004, we provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates three licensed infusion therapy pharmacies in California.

     Laboratory and Radiology. Through SunAlliance Healthcare Services, Inc. ("SunAlliance"), we provide mobile radiology and medical laboratory services to skilled nursing facilities in Arizona, California, Colorado and Massachusetts.

     Divested Operations. On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority- owned subsidiary, sold its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and up to $0.5 million to be paid in cash in December 2004.

     On July 15, 2003, we sold the assets of our pharmaceutical services operations, including substantially all of the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. ("Omnicare") for $90.0 million, of which $75.0 million was received in cash at closing with up to $15.0 million in additional purchase price, payable to us on or before July 15, 2005 subject to fulfillment of the conditions described below. We simultaneously entered into agreements pursuant to which Omnicare would provide pharmacy services to our inpatient facilities (the "Pharmacy Agreements"). The $15.0 million additional purchase price is subject to reduction in the event that prior to payment: (i) we reject or modify one or more Pharmacy Agreements in a bankruptcy proceeding; (ii) the new operator of any of our divested facilities does not assume the same contract with Omnicare; and/or (iii) we breach the Pharmacy Agreements.

Emergence from Chapter 11 Bankruptcy Proceedings

     On October 14, 1999 (the "Filing Date"), we commenced chapter 11 bankruptcy proceedings. On February 6, 2002, the Bankruptcy Court approved our Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001. On February 28, 2002, we emerged from proceedings under the Bankruptcy Code pursuant to the terms of our Plan of Reorganization. (See "Note 1 - Nature of Business - Reorganization" in our consolidated financial statements.)

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Overview of Current Financial Condition and Results

     For the year ended and as of December 31, 2003, our net income was $0.4 million and our working capital deficit was $57.4 million. Our working capital position was significantly improved as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants in February 2004, even after paying off the outstanding loan balance under our revolving senior loan agreement. We anticipate that our working capital position will be further improved by, among other things, refinancing $21.2 million of mortgage debt that matures on May 1, 2004, which is classified as a current liability. We are currently in negotiation to refinance these mortgages and expect the $21.2 million to be refinanced and/or retired in part, with the remaining balance reclassified as long- term debt.

     As of March 1, 2004, we had cash and cash equivalents of approximately $40.1 million, no outstanding balance under our revolving loan agreement and approximately $31.0 million of funds available for borrowing under our revolving loan agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

     We have reached agreement with substantially all of our landlords regarding the disposition of past due rent on our divested or to be divested facilities. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). Approximately $7.8 million of accrued past due rent as of March 1, 2004 and future rent obligations that would otherwise have become due under the existing master leases will be combined into "deferred base rent". That deferred base rent will bear interest at a floating rate equal to 375 basis points over the one year LIBOR rate, subject to a floor of 6% per annum. Interest will not be payable until January 2008, at which time interest thereafter accruing will be payable monthly in arrears. Omega has the right to convert the deferred base rent and accrued interest into 800,000 shares of our common stock, subject to anti-dilution adjustments for sales of shares we make at less than fair market value at the time of sale. We have the right to pay cash in an amount equal to the value of the stock in lieu of issuing the stock to Omega. If the average value of the common stock issuable to Omega under the new Master Lease exceeds 140% of the deferred base rent and interest accrued thereon over a period of 30 business days, we can require Omega to convert the deferred base rent into our common stock.

General Information

     Sun Healthcare Group, Inc. was incorporated in 1993. Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100. We maintain a website at www.sunh.com. Through the "About Our Company," "Investor Information" and "SEC Filings" links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Revenues from Medicare, Medicaid and Other Sources

     Revenue Sources. We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors. The following table sets forth the total revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the years indicated (in thousands):

Consolidated:	For the Year Ended December 31,		For the Ten Months Ended December 31,		For the Two Months Ended December 31,		For the Year Ended December 31,
	2003		2002		2002		2001
Sources of Revenues
Medicaid	$ 299,526	35.9%	$ 244,951	36.1%	$ 135,442	44.9%	$ 940,110	45.3%
Medicare	213,129	25.6%	176,660	26.0%	76,577	25.4%	536,113	25.8%
Private pay and other (1)	321,388	38.5%	257,433	37.9%	89,827	29.7%	599,011	28.9%
Total	$ 834,043	100%	$ 679,044	100%	$ 301,846	100%	$2,075,234	100%
	======	====	=======	=====	========	=====	========	====

Inpatient Only:	For the Year Ended December 31,		For the Ten Months Ended December 31,		For the Two Months Ended December 31,		For the Year Ended December 31,
	2003		2002		2002		2001
Sources of Revenues
Medicaid	$ 283,212	49.4%	$ 232,249	48.6%	$ 113,615	49.9%	$ 809,756	50.3%
Medicare	161,742	28.2%	137,764	28.8%	66,725	29.3%	484,276	30.1%
Private pay and other (1)	128,003	22.4%	107,794	22.6%	47,566	20.8%	315,356	19.6%
Total	$ 572,957	100%	$ 477,807	100%	$ 227,906	100%	$1,609,388	100%
	======	====	=======	=====	========	=====	========	====

________________
(1)

Includes revenues from the provision of rehabilitation therapy and medical staffing services to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Nonaffiliated sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

     Changes in the mix of patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, could significantly affect our revenues and results of operations. In addition, we cannot be certain that the facilities operated by us, or the provision of services and products by us, now, or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in our reimbursement under Medicare or Medicaid could reduce our revenues and adversely affect our results of operations and cash flows.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the approximate average amounts of Medicare Part A revenues per patient, per day, recorded by our inpatient and hospital facilities for the years ended December 31:

	Inpatient	Hospital
2003	$ 302.32	$ 910.80
2002	317.28	838.15
2001	319.11	739.88

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

     On September 30, 2002, two of the add-on provisions of the Medicare payment regulations expired: the 4.0% add-on for all patient categories in the RUG system and the 16.7% add-on for nursing related costs. We estimate that our Medicare revenues decreased by approximately $23.8 million ($36.98 per patient day), for the twelve months ended December 31, 2003 as a result of the expiration of these add-ons. Approximately $9.3 million of these decreases related to the 127 inpatient facilities we divested over the same period. In addition to the elimination of the add-ons, CMS provided a 2.6% market basket increase in payments to skilled nursing facilities for the 2003 Federal fiscal year (October 1, 2002-September 30, 2003). We estimate that the market basket increase resulted in approximately $6.1 million ($9.49 per patient day) in increased revenue for the twelve months ended December 31, 2003. Approximately $2.4 million of these increases related to the 127 inpatient facilities we divested over the same period. The net result of the expiration of the add-ons and the market basket increase is an estimated Medicare revenue decrease of approximately $17.7 million ($27.49 per patient day) for the twelve months ended December 31, 2003. Approximately $6.9 million of these decreases related to the 127 inpatient facilities we divested over the same period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     On August 4, 2003 CMS published a final rule in the Federal Register to update payment rates for federal fiscal year 2004 (October 1, 2003-September 30, 2004) by providing for a 3.0% increase of the annual update to the market basket and an additional 3.3% market basket increase to correct the underestimate of the market basket forecast in prior years. We estimate our Medicare revenues increased approximately $1.9 million ($19.75 per patient day) for the three months ended December 31, 2003 as a result of the combined increases. Approximately $0.1 million of these increases related to the 13 facilities we divested over the same period.

     The remaining two add-on payments, the 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care, were scheduled to expire on the earlier of September 30, 2003 or at such time as CMS completes the case mix refinements. However, CMS published in the August 4, 2003 Federal Register its decision to extend the expiration date as research is not sufficiently advanced at the present time to implement refinements this year, thus leaving the current classification system in place for fiscal year 2004. The refinements are intended to ensure nursing homes are fairly and accurately reimbursed for taking care of medically complex patients. Although the add-ons will expire when these refinements are implemented, it is expected that the add-ons will be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced by new payment rates, we estimate that our per beneficiary per diems would decrease by approximately $24.87 per patient day. The loss of these add-ons would have a material adverse effect on our financial position, results of operations and cash flows. The actual revenue increase we experienced as a result of the two add-ons that did not expire was approximately $16.5 million for the year ended December 31, 2003.  Approximately $6.8 million was related to the 127 inpatient facilities we divested over the same period.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. The federal spending bill for fiscal 2003 allowed CMS to provide a 1.6% increase to the payment fee. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorized a 1.5% increase for fiscal year 2004. The increase would result in an estimated $0.7 million in additional revenue in 2004.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy, referred to as therapy caps. BBRA and BIPA placed a moratorium on the therapy caps that expired on June 30, 2003. As a result of litigation in Federal District Court, CMS agreed to delay implementation of the therapy caps until September 1, 2003. However the Medicare Prescription Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. For the period in which the moratorium was not in place (September 1, 2003-December 7, 2003) we estimate the application of the therapy cap reduced rehabilitation therapy services' revenue by $4.7 million and our inpatient services revenue by $0.4 million.

     For the nine months ended September 30, 2003, our home health Medicare revenues decreased approximately $1.6 million due to decreased Medicare payment rates for the 2003 Federal fiscal year (October 1, 2002-September 30, 2003). Medicare payment rates increased 3.3% for the 2004 Federal fiscal year (October 1, 2003-September 30, 2004), which we estimate increased fourth quarter 2003 Medicare revenues by $0.3 million. Other annual estimated Medicare rate decreases of $0.2 million effective beginning April 2004 are possible when 2005 Medicare rates are issued. Additionally, as nonaffiliated healthcare providers that are serviced by our ancillary services operations, including our rehabilitative services, laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In a notice of proposed rulemaking issued on February 10, 2003, CMS proposed a significant change for the reimbursement of Medicare Part A bad debts. The proposal would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting years beginning October 1, 2003, 20% for cost reporting years beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. Based upon the estimated Medicare bad debts that we claimed on our 2002 cost reports for the 100 skilled nursing facilities in operation as of December 31, 2003, we estimate that our Medicare revenues will decrease by approximately $0.5 million ($1.18 per patient day) in 2004, $1.0 million ($2.37 per patient day) in 2005, and $1.5 million ($3.55 per patient day) in 2006 if the proposed changes are implemented.

     Reduced Medicaid Reimbursements.    The recent economic downturn has had a detrimental affect on state revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes in the states in which we operate. However, through the efforts of state nursing associations, previously proposed reductions in several states in which we operate (California, Massachusetts and Washington) have not been instituted. In fact, we have seen rate increases in each of these states. It is not certain whether reductions will be imposed in the future for these or any other states we operate in.

     Several states that we operate in (Georgia, New Hampshire, North Carolina and Washington) have sought to impose a provider tax against nursing homes as a method of increasing the federal matching funds paid to the State for Medicaid. The states could use the federal matching funds to increase Medicaid reimbursement rates for the nursing homes, although that is dependent upon the state's provider tax legislation. The states have submitted their provider tax applications to CMS, which is currently reviewing the applications. If CMS approves the applications, then it may result in Medicaid rate increases in those states. If CMS denies the applications then it could adversely affect our current Medicaid rates.

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

     Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

     We receive approximately 38.5% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

Federal and State Regulatory Oversight

     Our subsidiaries are engaged in industries that are extensively regulated. In the ordinary course of business, our operations are continuously subject to state and federal regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are, and may in the future be, non-routine. In addition to being subject to the direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individuals from participation in their program. If a facility is decertified by CMS or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed by the federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents. There can be no assurance that the outcome of any pending or future proceedings or investigations will not have a material adverse effect on our results of operations and financial condition.

     Long-term care facilities must comply with certain requirements to participate in the Medicare or Medicaid programs. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, infection control, physical environment and administration. Regulations governing survey, certification and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted in 1995. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements are considered deficiencies. A facility may have deficiencies and still be in substantial compliance with the regulations. The regulations identify alternative remedies for facilities and specify categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil monetary penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with certain standards as a condition to participate in the Medicare and Medicaid programs may result in termination of the provider's Medicare and Medicaid provider agreements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     We believe that our facilities and service providers materially comply with applicable regulatory requirements. From time to time, however, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action and/or challenge the stated basis for the allegation of noncompliance. Where corrective action is required, we work with the reviewing agency to create mutually agreeable measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, bans on admissions, civil monetary penalties and the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. From time to time federal and state survey agencies have imposed bans on admissions and civil monetary penalties against our facilities on the basis of alleged regulatory deficiencies and can decertify a facility from the Medicare and Medicaid programs. When appropriate, we vigorously contest such sanctions and in some cases have sought and obtained federal court injunctions against proposed sanctions. Challenging and appealing notices of noncompliance can require significant legal expenses and management attention. (See "Item 3 - Legal Proceedings.")

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     If a nursing facility is decertified from the Medicare and Medicaid programs, its Medicare and Medicaid reimbursement is interrupted pending recertification, a process that can take at least several months. In the interim, the facility may continue to provide care to its residents without Medicare and Medicaid reimbursement, or the government may relocate Medicare and Medicaid residents to other facilities. There can be no assurance that the federal government will not attempt to decertify facilities of ours from the Medicare and Medicaid programs in the future.

Corporate Integrity Agreement, Permanent Injunction and Compliance Process

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

     We also entered into a Permanent Injunction and Final Judgment ("PIFJ") with the state of California on October 3, 2001. The PIFJ requires specific staff training, physical plant inspection and modification, and reporting requirements that are in addition to requirements of the CIA. The PIFJ also requires us to issue to the State reports similar to those delivered to the OIG pursuant to the CIA. If California believes that we have breached the PIFJ, then we could be subject to substantial monetary penalties. Any such sanctions could have a material adverse effect on our financial condition, results of operations, and cash flows. (See "Item 3 - Legal Proceedings.")

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     Internal Monitoring and Auditing. Our Compliance Process, in accordance with the CIA, puts internal controls in place to meet the following objectives effectively:

●	Claims, reimbursement submissions, cost reports and source documents are accurate;
●	Patient care, services, and supplies are provided as required by applicable standards and laws;
●	Clinical assessment and treatment documentation are accurate; and
●	CIA and PIFJ are implemented and obligations are met (e.g., background checks, training).

     We have designated the subsidiary presidents and each member of the operations management team, including SunBridge facility and hospital administrators, as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process are completed at the operational level for which the Compliance Liaison is responsible.

     Each business line also employs a number of professionals who monitor and audit compliance with P&Ps and other standards to ensure that the objectives listed above are met.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Enforcement of Standards. Our policies, the Code of Conduct and the employee handbook as well as all associated training materials clearly indicate that employees who violate our standards will be subjected to discipline. Sanctions range from oral warnings to suspensions, to termination of employment. Such sanctions have been applied in response to wrongful conduct as well as in instances where an employee has failed to adequately monitor the activities of others. While we have implemented such disciplinary policies, we have also adopted a pro-active approach to secure the integrity of our workforce and offset the need for punitive measures.

     First, we have implemented employee background review practices that surpass industry standards. A seven-year historical study is completed on every prospective employee and includes the OIG/GSA Sanction List Review, Criminal Record Review, Credentials Verification, and Motor Vehicle Record Review (as required).

     Second, as noted above, we devote significant resources to employee training. Our employees are required to participate in compliance training as well as other education endeavors aimed at understanding policies, procedures, standards and laws related to job responsibilities. We believe that understanding these parameters will prevent and provide for early detection of non-compliance.

     Finally, we have adopted a performance management program intended to make certain that all employees are aware of what duties are expected of them and understand that compliance with policies, procedures, standards and laws related to job functions is required.

     Responses to Detected Offenses and Development of Corrective Actions.  Correction of detected misconduct or a violation of a Company policy is the responsibility of every manager. As appropriate, a manager is expected to develop and implement corrective action plans and monitor whether such actions are likely to keep a similar violation from occurring in the future.

HIPAA

     In December 2000, the federal government released the final privacy rules of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) penalties for violation of an individual's privacy rights. HIPAA provides for the imposition of civil or criminal penalties for the violation of these rules. We estimate that the efforts and resources we will expend to comply with the HIPAA privacy, security and transaction code set regulations will approximate $1.8 million in total, of which $0.9 million was incurred in the year ended December 31, 2003 and approximately $0.9 million is expected to be incurred for 2004.

     These privacy regulations became effective in April 2003 and they apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations limit a provider's use and disclosure of most paper, oral and electronic communications regarding a patient's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the patient or payment for that healthcare.

     HIPAA's security regulations were finalized in February 2003 and will become effective in April 2005. The security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. We are already complying with transaction standards where possible.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Additional Business Risks

     We rely primarily on self-funded insurance programs for general and professional liability claims against us, and as of December 31, 2003, we had reserved $121.7 million for such claims but we had only pre-funded $5.0 million for such claims. In recent years, there has been a dramatic increase in the number and size of lawsuits filed against nursing home operators alleging negligence resulting in injury or death to residents of the homes. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits, many of which relate to facilities that we no longer operate. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, which amounts we are responsible for funding, and we obtained excess insurance policies for claims above those amounts. The programs had the following coverages that we were responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location; (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level; and (iii) for claims made in 2004, $5.0 million per claim with excess coverage of $5.0 million in the aggregate above this level. There is a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. In addition, in certain states in which we operate, state law prohibits insurance coverage for punitive damages arising from general and professional liability litigation, and we could be held liable for punitive damages in those states. (See "Item 3 - Legal Proceedings" and "Note 9 - Commitments and Contingencies".)

    Our healthcare operations are extensively regulated and adverse determinations against us could result in severe penalties including loss of licensure and decertification. In the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are, have been and/or may in the future be, non-routine. If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek our suspension or exclusion from participation in their program. The exclusion of a facility from participating in Medicare or Medicaid would have a material adverse effect on the facility's financial position, results of operations and cash flows. (See "Item 3 - Legal Proceedings.")

     The reimbursement rates paid by Medicare and State Medicaid agencies are subject to reduction, and any reduction of those rates would directly impact our net earnings because we are not able to reduce operating expenses directly associated with our facilities to compensate for reductions in those revenues. We derive approximately 61.5% of our revenues for continuing operations from Medicare and Medicaid. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as therapy services. For instance, the implementation of PPS in 1998 contributed to our commencing bankruptcy proceedings in 1999. (See " Item 1 - Business - Revenues from Medicare, Medicaid and Other Sources.")

     If we are unable to collect our accounts receivable, our financial condition, results of operations, and cash flows will be adversely affected. Our total bad debt expense for our inpatient, rehabilitation services, medical staffing, home health and laboratory and radiology operations for the years ended December 31, 2003, 2002 and 2001 was $19.1 million, $15.2 million and $26.0 million, respectively, of which $6.3 million and $7.5 million related to discontinued operations at December 31, 2003 and 2002, respectively. Our total allowance for doubtful accounts was $67.1 million and $45.9 million at December 31, 2003 and 2002, respectively, of which $27.0 million and $1.6 million related to discontinued operations for the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively. As part of our restructuring, we have divested many, and will divest additional, inpatient facilities and we will retain the rights to all accounts receivable for those facilities that arose prior to the date of divestiture. Based on our prior experience, we expect that we will have a higher percentage of bad debts associated with the divested facilities than we do with operating facilities. Our financial condition, results of operations, and cash flows could be materially adversely affected by the inability to collect our accounts receivable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We continue to be affected by an industry-wide shortage of qualified facility personnel and increasing labor costs. We, and other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our long-term care facilities, particularly nurses, and in such situations we will use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states have increased minimum staffing standards and CMS is also studying whether minimum staffing standards should be imposed on skilled nursing facilities. As minimum staffing standards are increased, we may be required to retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our long-term and subacute care facilities.

     We are required to file, and maintain in effect, a registration statement with respect to the stock placed with investors in our February 2004 private placement and we will be subject to monetary penalties if we are unable to comply with those requirements. In connection with our private placement of our common stock and warrants to purchase common stock to investors (the "Purchasers") in February 2004 for gross proceeds of approximately $56.2 million, we entered into Registration Rights Agreements with the Purchasers. Subject to certain exceptions, we are required to file a registration statement with the Securities and Exchange Commission (the "SEC") on or before April 5, 2004 to register the shares for sale by the Purchasers of the common stock and the common stock to be issued upon the exercise of the warrants issued to the investors in the private placement, and to seek the SEC's declaration of effectiveness on or before June 18, 2004. Subject to certain exceptions, in the event that (i) the registration statement is not filed by April 5, 2004, (ii) the registration statement is not declared effective by May 20, 2004 (or June 19, 2004 if the registration statement is reviewed by the SEC), or (iii) it ceases to be effective for an aggregate of 30 trading days after the registration statement is declared effective, then the Registration Rights Agreement requires us to pay liquidated damages to the Purchasers in an amount per 30-day period equal to one percent of the gross proceeds from the private placement. Therefore, if we are not in compliance with the above-described provisions of the Registration Rights Agreement, we will be required to pay the Purchasers liquidated damages of approximately $562,000 for each 30-day period that we are not in compliance. There can be no assurance that we will not be required to pay liquidated damages to the Purchasers pursuant to the Registration Rights Agreement.

     Our future success is dependent upon, among other things, the retention our executive management team. There can be no assurance that we will be able to retain our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could disrupt our operations. (See "Item 10 - Directors and Executive Officers of the Registrant.")

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We also compete with other companies in providing rehabilitation therapy services, medical staffing services and home health services and in employing and retaining qualified nurses, therapists and other medical personnel. Many of these competing companies have greater financial and other resources than us. We may encounter increased competition in the future that would adversely affect our financial condition, results of operations and cash flows.

Employees and Labor Relations

     As of March 1, 2004, we had approximately 16,800 full-time and part-time employees. Of this total, there were 10,900 employees in our long-term and subacute care operations, 2,500 employees in the rehabilitation therapy services operations, 1,300 employees in the medical staffing business, 1,100 employees in the home health business, 300 employees at the corporate and regional offices and 700 employees in the laboratory and radiology business. As we divest inpatient facilities pursuant to our restructuring initiative, the number of employees in our long-term and subacute care operations will decrease accordingly.

     Approximately 1,031 of our employees (6.1% of our employees) who work in long-term care facilities in Alabama, California, Georgia, Massachusetts, Ohio, Tennessee and West Virginia are covered by collective bargaining contracts. Collective bargaining agreements covering 515 of these employees (3.1% of our employees) will expire in 2004 and will be subject to renegotiation with the unions. The unions representing certain of our employees have from time to time gone on strike. There can be no assurance that the unions will not go on strike in the future or that such strikes will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.  Properties

     Inpatient Facilities. As of March 1, 2004, we operated 108 long-term care, subacute care and assisted living facilities. We operated 101 facilities pursuant to long-term operating leases or subleases, and we owned seven facilities. We consider our properties in general to be in good operating condition and suitable for the purposes for which they are being used. Our facilities that are leased are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. Substantially all of our leasehold interests serve as collateral for our obligations under our Loan Agreements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Our aggregate occupancy percentages for all of our long-term care, subacute care and assisted living facilities in the United States, on a same store basis, were 90.14%, 90.65% and 90.66% for the years ended December 31, 2003, 2002 and 2001, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated. However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

     The following table sets forth certain information concerning the 108 long-term care, subacute care and assisted living facilities that we operated as of March 1, 2004, which consisted of 98 skilled nursing facilities, seven assisted living facilities and three specialty acute care hospitals. As part of our restructuring efforts, we expect to divest seven of the facilities in the table representing approximately 528 licensed and 498 available beds during 2004.

State	Number of Licensed Beds (1)	Number of Facilities Leased Owned Total

California	1,978	23	1	24
Georgia	1,111	7	3	10
New Hampshire	1,058	9	-	9
North Carolina	1,031	8	-	8
Massachusetts	1,024	11	-	11
Tennessee	915	8	1	9
Alabama	783	7	-	7
West Virginia	739	7	-	7
Idaho	709	6	1	7
Washington	702	8	-	8
Ohio	575	4	1	5
Arizona	161	1	-	1
Maryland	147	1	-	1
Kentucky	74	1	-	1
Total	11,007	101	7	108
	===========	========	========	========

________________

(1)  "Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 108 facilities were 10,621.

     Rehabilitation Services. As of March 1, 2004, we leased office space in 19 locations in 11 states to operate our rehabilitation therapy business.

     Medical Staffing Services. As of March 1, 2004, we leased office space in 26 locations in 17 states to operate our medical staffing business.

     Home Health Services. As of March 1, 2004, we leased office space in 23 locations in two states to operate our home health business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      Laboratory and Radiology. As of March 1, 2004, we leased 23 locations in four states to operate our other businesses, including medical laboratory and mobile radiology (SunAlliance).

     Corporate. We lease our executive offices in Irvine, California and we lease one and own three corporate office buildings in Albuquerque, New Mexico.

Item 3. Legal Proceedings

     In February 2003, the BMFEA, which is a division of the Office of the Attorney General of the State of California, alleged that we had violated the terms of the PIFJ entered into during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA had requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. The BMFEA investigation included onsite inspections, searches, interviews and examinations of our residents and facility personnel, service of document requests and, in one instance, service of a search warrant seeking documents and further information regarding the operation of certain of our California facilities.

     In January 2004, 11 current and one former employee of SunBridge Care and Rehab for Escondido-East were arraigned on charges brought by the California Department of Justice, alleging that the defendants permitted an elderly woman under their care to be placed in a situation in which her health was endangered in circumstances likely to produce great bodily harm or death. Ten of the twelve defendants were also charged with a misdemeanor count of falsifying paperwork with fraudulent intent. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that is operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing. We have commenced an internal investigation of the California Department of Justice's allegations and continue our ongoing efforts to work in cooperation with the California Department of Justice during the course of their investigation.

     We do not know whether the BMFEA will ultimately assert that the Company is in violation of the PIFJ and, if so, what actions the BMFEA may take. There can be no assurance that there will not be an adverse outcome in this matter, or that additional charges will not be filed against the 12 employees, other employees, Care Enterprises West or any of its affiliates, or any officers and directors. We are unable to estimate any amount that the BMFEA may ultimately seek from us, or the cost to us resulting from an adverse outcome in this matter, although an adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows.

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

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are or have been and/or may in the future be non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     We began issuing our common stock on February 28, 2002 as part of our Plan of Reorganization. Our common stock began trading under the symbol "SUHG.OB" on the Over-the-Counter ("OTC") Bulletin Board on April 2, 2002. The following table shows the high and low sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated:

	High	Low
2003
Fourth Quarter	$ 10.00	$ 5.92
Third Quarter	$ 8.64	$ 1.63
Second Quarter	$ 2.61	$ 0.11
First Quarter	$ 1.45	$ 0.15
2002
Fourth Quarter	$ 5.55	$ 1.00
Third Quarter	$ 16.50	$ 5.00
Second Quarter	$ 24.00	$ 13.00
First Quarter	N/A	N/A

     Our closing stock price on March 1, 2004 was $12.25. On January 20, 2004, we submitted an application to list our common stock on the Nasdaq National Market. No assurance can be given that the Sun Healthcare Group, Inc. common stock will become listed on the Nasdaq National Market.

     There were approximately 4,744 holders of record of our common stock as of March 1, 2004. We have never paid nor declared any dividends on our common stock. Our Loan Agreement and certain other agreements restrict our ability to pay dividends. We did not repurchase any shares of our common stock during the fourth quarter of 2003.

Item 6. Selected Financial Data

     The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and related notes thereto (in thousands, except per share data):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	Reorganized Company			Predecessor Company
At or for the
	Year Ended	Ten Months Ended		Two Months Ended	Years Ended December 31,
	December 31, 2003(1)	December 31, 2002(2)		February 28, 2002(3)	2001(4)	2000(5)	1999(6)

Total net revenues	$ 834,043	$ 679,044	|	$ 301,846	$ 2,075,234	$ 2,458,928	$ 2,529,039
(Loss) income before income taxes, discontinued operations, and cumulative effect of change in accounting principle	(34,358)	(302,856)	| | | |	1,493,157	(69,116)	(545,455)	(1,076,481)
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(35,023)	(302,849)	| | |	1,493,010	(69,437)	(545,711)	(1,076,642)
Income (loss) on discontinued operations	35,377	(135,137)	| |	(7,639)	-	-	-
Cumulative effect of change in accounting principle	-	-	| |	-	-	-	(12,816)
Net income (loss)	$ 354	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)	$(1,089,458)
	===========	=========	|	=========	=========	=========	========
Basic and diluted earnings per common and common equivalent share:			| | |
Net (loss) income before discontinued operations and cumulative effect of changes in accounting principle:	$ (3.48)	$ (30.29)	| | | | |	$ 24.44	$ (1.14)	$ (9.04)	$ (18.40)
Income (loss) on discontinued operations	3.52	(13.51)	| |	(0.12)	-	-	-
Cumulative effect of change in accounting principle	-	-	| |	-	-	-	(0.22)
	===========	=========	|	=========	=========	=========	========
Net income (loss):	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)	$ (18.62)
	===========	=========	|	=========	=========	=========	========
Weighted average number of common and common equivalent shares:			| |
Basic and Diluted	10,050	10,000	|	61,080	61,096	60,347	58,504
	===========	=========	|	=========	=========	=========	========
Working Capital (Deficit)	$ (57,377)	$ (66,412)	|	$ 69,762	$ (13,259)	$ (138,901)	$ (17,282)
	===========	=========	|	=========	=========	=========	========
Total Assets	$ 300,398	$ 475,835	|	$ 828,416	$ 649,804	$ 849,988	$ 1,438,488
	===========	=========	|	=========	=========	=========	========
Liabilities subject to compromise	$ -	$ -	| |	$ -	$ 1,549,139	$ 1,529,928	$ 1,558,518
	===========	=========	|	=========	=========	=========	========
Debt	$ 78,878	$ 196,223	|	$ 190,146	$ 78,235	$ 157,227	$ 145,541
	===========	=======	|	=======	=======	=======	======
Stockholders' (deficit) equity	$ (166,398)	$ (187,218)	|	$ 237,600	$ (1,602,290)	$ (1,545,338)	$(1,023,000)
	===========	=========	|	=========	=========	=========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(1)

Results for the year ended December 31, 2003 include a non-cash charge of $2.8 million representing an impairment to our carrying values of lease intangibles and other long-lived assets (See "Note 7 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $14.7 million charge related to current year restructuring, a net gain on sale of assets of $3.9 million mainly due to the sale of land and buildings, a net loss of $20.6 million from discontinued operations and a net gain of $55.9 million from disposal of discontinued operations due to the sale of our pharmaceutical and software development operations, termination of 126 facility lease agreements, sale of one other facility and the reductions of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations (See "Note 8 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements.)

(2)

Results for the ten month period ended December 31, 2002 include a non-cash charge of $279.0 million representing an impairment to our carrying values of goodwill and other long-lived assets for continuing operations (See "Note 7 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a net gain on sale of assets of $8.7 million due to the termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations and a net loss of $135.1 million from discontinued operations, of which $128.8 million relates to the impairment to our carrying values of goodwill and other long-lived assets for discontinued operations (See "Note 8 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements).

(3)

Results for the two month period ended February 28, 2002 include a $1.5 billion non-cash gain on extinguishment of debt (See "Note 20 - Gain on Extinguishment of Debt" in our consolidated financial statements), a $1.5 million gain for reorganization items due to our chapter 11 filings (See "Note 18 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements), a net non-cash loss on discontinued operations of $7.6 million due to the anticipated termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations (See "Note 8 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements).

(4)

Results for the year ended December 31, 2001 include a non-cash charge of $18.8 million representing an impairment to our carrying values of goodwill and other long-lived assets (See "Note 7 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a charge of $11.0 million due to legal and regulatory matters, a $1.1 million charge related to restructuring, a net non-cash gain on sale of assets of $0.8 million and a $42.9 million charge for reorganization items due to our chapter 11 filings (See "Note 18 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements) which included the losses for discontinued operations due to the prepetition termination of 45 facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations, (See "Note 8 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements).

25 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(5)

Results for the year ended December 31, 2000 include a non-cash charge of $191.3 million representing an impairment to our carrying values of goodwill and other long-lived assets, a net non-cash gain on sale of assets of $21.4 million, a $335.9 million charge for reorganization items due to our chapter 11 filings (See "Note 18 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements) which included the losses on discontinued operations due to the prepetition termination of 86 facility lease and management agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations, a $1.1 million non-cash recovery of previously recorded cost for corporate and financial restructuring and a $2.5 million charge for legal and regulatory charges due to our chapter 11 filings (See "Note 18 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements).

(6)

Results for the year ended December 31, 1999 include a non-cash charge of $457.4 million representing an impairment to our carrying values of goodwill and other long-lived assets, a $27.4 million charge for corporate and financial restructuring, a net non-cash charge of $78.7 million due to the prepetition termination of 44 facility lease and management agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations, a $2.5 million loss on the termination of the interest rate swaps and a $48.1 million charge for reorganization items due to our chapter 11 filings (See "Note 18 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are one of the largest providers of long-term, subacute and related speciality healthcare services in the United States. We currently operate through various direct and indirect subsidiaries that engage in the following five principal business segments: (i) inpatient services, primarily skilled nursing facilities, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. For continuing operations, during the year ended December 31, 2003, we received approximately 25.6% of our revenues from Medicare, 35.9% from Medicaid, and 38.5% from private insurance, self-pay residents, other third party payors and long-term care facilities that utilized our specialty medical services. As with other providers in the long-term care industry, we face challenges associated with reduced levels of reimbursement from Medicare and Medicaid, increasing costs associated with litigation and insurance, compliance with federal and state regulations, and the retention of qualified personnel to staff our long-term care facilities.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     In an effort to improve our financial position and address our liquidity concerns, in January 2003, we initiated efforts to (i) reshape our portfolio of leases for our long-term care facilities to divest our under-performing facilities, decrease our exposure in any single state, exit high-cost general and professional liability states and better leverage our infrastructure; (ii) sell our pharmacy and software development operations to finance the restructuring efforts, and (iii) reduce our overhead and other expenses commensurate with the reduction in the size of our long-term care facility portfolio. Between January 1, 2003 and December 31, 2003, we divested 127 long-term care facilities, our SunScript pharmacy operations and our software development operations and reduced corporate general and administrative expenses by $32.3 million. As of March 1, 2004, we operated 108 long-term care facilities and we intend to divest seven of those facilities in 2004. With the exception of the anticipated transfer of the remaining seven facilities, we believe that the restructuring we commenced in January 2003 is substantially complete.

     In February 2004, we completed a private placement of our common stock and warrants to purchase our common stock to accredited and institutional investors for net proceeds of approximately $52.3 million. As of March 1, 2004, we had cash and cash equivalents of approximately $40.1 million and approximately $31.0 million available to us for additional borrowings under our loan agreement. We believe that our existing cash reserves and availability under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next 12 months.

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

(a)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, rehabilitation therapy revenues, medical staffing services revenues, home health revenues and laboratory and radiology revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations, when determined.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(b)  Accounts Receivable and Related Allowance

     Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that we operate are the Medicare program and the various state Medicaid programs. The rehabilitation therapy service operations provide services to patients in nonaffiliated long-term, rehabilitation and acute care facilities. The billings for those services are submitted to the nonaffiliated facilities. Many of the nonaffiliated long-term care facilities receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

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

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance will be adjusted as appropriate. This percentage was 40% in 2002 and was adjusted to 30% in the fourth quarter of 2003. The percentages were developed from historical collection trends of our divestitures.

     The allowance for uncollectible accounts related to facilities that we currently operate is computed by applying a bad debt percentage to the individual accounts receivable aging categories based on historical collections. An adjustment is then recorded each month to adjust the allowance based on the analysis.

(c)  Insurance

     We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There exists a risk that any of the insurance companies we use may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability and workers' compensation insurance under the per claims retention level, including incurred but not reported losses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves. As of December 31, 2003, we recorded pre-funded amounts restricted for the payment of general and professional liability and workers' compensation claims in restricted cash accounts classified in current and non-current assets. Upon evaluation by our independent actuaries of claim payment trends in conjunction with the twice a year evaluation of our reserves and claims exposures, the restricted cash balances are also reviewed and reconciled.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(d) Impairment of Assets

Goodwill

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

     Pursuant to SFAS No. 142, we perform our annual goodwill impairment analysis during the fourth quarter for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and, with the exception of the long-term care facilities, provides services that are distinct from the other components of the operating segment. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Indefinite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of the trademarks by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of each trademark through a discounted cash flow analysis.

Finite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of the favorable lease intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the lease. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value.

Long-Lived Assets

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In estimating the undiscounted cash flows for our impairment assessment, we primarily used our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. A substantial change in the estimated future cash flows for any facilities could materially change the estimated fair values of those assets, possibly resulting in an impairment.

Results of Operations

     We have changed the composition of our segments and therefore restated the previously reported segment information related to the Reorganized Company (see "Note 16 - Segment Information" in our consolidated financial statements.) The change since the last annual SEC filing includes new segments for Medical Staffing, Home Health, Laboratory and Radiology which previously were categorized in the Other segment and removal of the Pharmaceutical Services, International and Other segments as they have been sold. The following tables set forth the amount and percentage of certain elements of total net revenues for the following years ended December 31, (in thousands):

Reorganized Company			Reorganized and Predecessor Company Combined		Predecessor Company
2003			2002		2001
Inpatient Services	$ 572,957	68.7%	$ 705,713	72.0%	$ 1,609,388	77.6%
Rehabilitation and Respiratory Therapy Services	167,656	20.1%	178,952	18.2%	175,159	8.4%
Medical Staffing	61,824	7.4%	51,891	5.3%	-	-%
Home Health	55,533	6.7%	45,134	4.6%	-	-%
Laboratory and Radiology	43,767	5.2%	41,367	4.2%	-	-%
Pharmaceutical and Medical Supply	-	-%	41,101	4.2%	257,579	12.4%
International	-	-%	-	-%	23,887	1.1%
Other	-	-%	29,815	3.0%	178,065	8.6%
Corporate	73	-%	222	-%	1,393	0.1%
Intersegment eliminations	(67,767)	(8.1)%	(113,305)	(11.5)%	(170,237)	(8.2)%
Total Net Revenues	$ 834,043	100.0%	$ 980,890	100.0%	$ 2,075,234	100.0%
	=======	====	=======	====	=======	====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology provided by our affiliated operations. The following tables set forth a summary of the intersegment revenues for the years ended December 31, (in thousands):

	Reorganized Company	Reorganized and Predecessor Company Combined	Predecessor Company
	2003	2002	2001
Inpatient Services	$ (600)	$ (551)	$ (526)
Rehabilitation and Respiratory Therapy Services	59,543	93,568	99,549
Medical Staffing	7,216	4,078	-
Laboratory and Radiology	1,608	6,396	-
Pharmaceutical and Medical Supply	-	8,325	62,209
Other	-	1,489	9,005
Total Affiliated Revenue	$ 67,767	$ 113,305	$ 170,237
	======	=====	=====

   The following table sets forth the amount of net segment (loss) income for the following years ended December 31, (in thousands):

	Reorganized Company	Reorganized and Predecessor Company Combined		Predecessor Company
	2003	2002	|	2001
			|
Inpatient Services	$ 16,754	$ (2,010)	|	$ (20,006)
Rehabilitation and Respiratory Therapy Services	14,575	24,616	|	12,691
Medical Staffing	1,285	4,588	|	-
Home Health	3,765	3,531	|	-
Pharmaceutical and Medical Supply Services	-	2,719	|	4,235
Laboratory and Radiology	633	2,160	|	-
International Operations	-	-	|	(249)
Other Operations	-	808	|	(9,469)
Net segment income (loss) before Corporate	37,012	36,412	|	(12,798)
			|
Corporate	(57,817)	(75,646)	|	16,663
Net segment (loss) income	$ (20,805)	$ (39,234)	| |	$ 3,865
	========	========	|	========

Inpatient Services. The improvement in net segment income of $18.8 million in 2003 over 2002 was primarily driven by our restructuring efforts and the divestiture of 127 facilities during 2003.

Rehabilitation and Respiratory Therapy Services. The decrease in net income for this segment resulted primarily from:

    the loss of revenues from the inpatient services facilities that were divested in 2003 that used services provided by this segment;

    SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    the Medicare Part B therapy cap that, although now under a moratorium, that decreased revenues by $4.7 million; and
    approximately $2.0 million in bad debt collections in 2002 that was not repeated in 2003.

Medical Staffing. The year over year decrease in this segment was primarily driven by two factors:

    the economic downturn in the nursing component of this segment across the industry as more long-term facilities and hospitals utilized less contract labor in efforts to contain costs; and
    start-up costs for 12 new offices, associated with expansion of this segment, and shut-down costs for closures of 14 offices, associated with under-performing locations.

Home Health. Driven by increases in home care visits seen industry-wide in 2003, this segment performed well when compared to 2002. Two agencies were opened in 2003 also attributed to the slight increase in net income.

Laboratory and Radiology. The unfavorable comparison of 2003 to 2002 net income for this segment is attributable primarily to:

    adverse accounts receivable collection performance and increased bad debt expense, coupled with increased operating costs associated with wage inflation for technicians and radiologists.

Corporate. The decrease in net losses in 2003 from 2002 for this segment were primarily the result of the restructuring initiatives we undertook in 2003 with personnel reductions that resulted in lower salaries and wages and general and administrative costs.

     The following table reconciles net segment (loss) income to consolidated income (loss) before income taxes and discontinued operations:

	Reorganized Company	Reorganized and Predecessor Company Combined		Predecessor Company
	2003	2002	|	2001
			|
Net segment (loss) income	$ (20,805)	$ (39,234)	|	$ 3,865
Loss on asset impairment	(2,774)	(279,022)	|	(18,825)
Legal and regulatory matters, net	-	-	|	(11,000)
Restructuring costs, net	(14,676)	-	|	(1,064)
Gain on sale of assets, net	3,897	8,714	|	825
Gain on extinguishment of debt, net	-	1,498,360	|	-
Reorganization gain (costs), net	-	1,483	|	(42,917)
(Loss) income before income taxes and discontinued operations	$ (34,358)	$ 1,190,301	| |	$ (69,116)
	==========	=========	|	==========

     Corporate expenses include amounts for interest and corporate general and overhead expenses including those provided to our subsidiaries. In 2001, we allocated certain corporate expenses of $85.1 million to our other segments through overhead cost sharing arrangements and intersegment interest charges based on segment net revenues. Interest was charged based upon average net asset balances at rates determined by management. In 2002, we discontinued this process for segment reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In accordance with SOP 90-7, items of expense or income that are incurred or realized by us because we were in reorganization are classified as reorganization costs in our consolidated statements of operations. As a result, net segment (loss) income do not include interest earned subsequent to the Filing Date on cash accumulated because we are not paying our prepetition obligations. Interest earned prior to the Filing Date is included in net segment (loss) income.  Debt discounts and deferred issuance costs that were written-off after the Filing Date in accordance with SOP 90-7 are not included in the net segment (loss) income.  The amortization of debt discounts and deferred issuance costs prior to the Filing Date are included in net segment (loss) income. Gain on sale of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment income (loss) which is consistent with their treatment prior to the Filing Date.

     The following discussions of the "Year Ended December 31, 2003 compared to the Year Ended December 31, 2002" and the "Year Ended December 31, 2002 compared to the Year Ended December 31, 2001" are based on the financial information presented in "Note 16 - Segment Information" in our consolidated financial statements.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Results of Operations

     Due to the number of Inpatient Services facilities divested during 2003, a "same store" basis is included for comparison purposes. A same store basis includes only facilities operated for the full period in the comparison of the operations activity, which represents 109 facilities.

     We reported a net income for the year ended December 31, 2003 of $0.4 million compared to a net income of $1,047.4 million for the prior year. The net income for the year ended December 31, 2003 included the following:
-	net income from discontinued operations of $35.4 million, primarily driven by the gain on sale of our pharmacy operations in July 2003;

-	a gain from the sale of assets of $3.9 million related primarily to the sale of land and buildings of our software development company that was sold in November 2003; offset by

-	restructuring costs of $14.7 million related to our reorganization efforts, primarily to the reshaping of our portfolio of skilled nursing facilities; and

-	an asset impairment charge of $2.8 million.

     The net income for the prior year included a gain on extinguishment of debt of $1,498.4 million related to our emergence from bankruptcy in early 2002, an asset impairment charge of $407.8 million, a $20.0 million charge for patient care liability costs related to our inpatient services operation, a favorable adjustment of $6.0 million related to workers' compensation insurance costs primarily related to our inpatient services operation, and a $8.7 million gain on sale of assets, net, primarily due to the reversal of prepetition liabilities related to disposed facilities.

Net Revenues

     Our net revenues were $834.0 million during the year ended December 31, 2003 compared to $980.9 million for the prior year. The decrease in net revenues of approximately $146.9 million for the year ended December 31, 2003, as compared to the prior year, primarily consisted of the following:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-

a $132.8 million decrease within our pharmaceutical services operations, primarily due to the classification within operations revenues for January and February 2002 that, for the ten months ended December 31, 2002 and for the year ended December 31, 2003, are included in discontinued operations; and

-	a decrease of $11.3 million in our rehabilitation services operations as a result of the inpatient facility divestitures. These decreases were partially offset by:

-	an increase of $21.9 million due to increased revenues from facilities in our same store inpatient services operations which we operated during the year ended December 31, 2003 and 2002;

-	an increase of $7.2 million due to the acquisition of one skilled nursing facility in March 2003; and

-	an increase of $1.5 million in our home health operations due to organic growth in existing offices.

     The increase in net revenues of $21.9 million from our inpatient services operations on a same store basis for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was primarily due to the following:
-	an increase in Medicaid revenues of $18.9 million primarily due to higher reimbursement rates;

-	an increase of $1.3 million in commercial revenue primarily due to higher census; and

-

a $1.6 million net increase in Medicare revenues, which was comprised of a $24.1 million decrease in Medicare rates, an increase of $16.0 million due to improved Medicare mix, a market basket increase of $6.2 million and higher Medicare Part B revenues of $0.3 million.

Operating Salaries and Benefits

     Operating salaries and benefits for the year ended December 31, 2003 were $528.0 million as compared to $620.0 million for the year ended December 31, 2002. The decrease of $92.0 million was primarily the result of personnel cost reductions that occurred commensurate with the inpatient facility divestitures.

Self-Insurance for Workers' Compensation and General and Professional Liability

     With an increase of $0.4 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, costs related to workers' compensation and general and professional liability insurance costs remained essentially flat year over year; however, the 2002 expenses were inflated with a net $14.0 million charge recorded in third quarter of 2002 for prior year policy exposures.

Rent Expense

     We reported rent expense of $49.6 million in 2003 as compared to $68.4 million in 2002. For the year ended December 31, 2003, rent expense for our inpatient services operation was approximately $41.2 million compared to $60.0 million for the same period ended December 31, 2002 due primarily to lease terminations and divestitures of inpatient facilities during 2003. On a same store basis in the year over year comparison, rent expense decreased $2.3 million to $40.8 million compared to $43.1 million in 2002 due to the renegotiation of leases of during the restructuring of our portfolio of skilled nursing facilities in 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Other Operating Expenses, Other Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported other operating expenses, other corporate general and administrative expenses and provision for losses on accounts receivable of $214.4 million for the year ended December 31, 2003 compared to $256.6 million for the same period in 2002. The decrease of approximately $42.2 million consisted of the following:
-

a decrease of $38.4 million and $5.8 million in our inpatient services operation and our rehabilitation therapy services operations, respectively, due to the cost reductions as a result of our restructuring;

-	a decrease of $8.7 million in non-operating corporate overhead due to our reorganization efforts; offset by

-	an increase of $7.4 million and $3.3 million in our home health, laboratory and radiology and medical staffing operations, respectively, due to growth and expansion in 2003.

     The decrease in other operating and administrative expenses and provision for losses of $38.4 million from our inpatient services operations included an increase in our same store operations of $2.0 million for the year ended December 31, 2003 as compared to the same period in 2002. The $2.0 million increase was comprised of:

-	an increase of $3.0 million, net, in legal costs associated with increases in patient care liability cases and other litigation; and

-	an increase of $3.9 million in liability insurance costs due to increased patient care liability cases industry-wide.

These increases were offset in part, by the following:

-	a decrease of $10.7 million in contract labor costs due to our efforts to offer competitive wages and benefits to attract permanent staff; and
-	an decrease of $0.7 million of wages and benefits due to stabilization of our workforce.

Interest Expense, Net

     Interest expense, net, increased to $16.9 million for the year ended December 31, 2003, as compared to $15.2 million for the same period in 2002, a $1.7 million increase. $2.4 million of the increase was due primarily to the recognition of interest expense at a higher effective interest rate for our term loan offset by a $0.7 million decrease related to lower interest charges incurred due to lower carrying values on our debt instruments during 2003 as compared to 2002. While we were under bankruptcy protection through the two months ended February 28, 2002, we did not record interest on essentially all of our prepetition debt. Had we not been under bankruptcy protection, our interest expense, net, for the year ended December 31, 2002 would have been $38.9 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Depreciation and Amortization

     Depreciation and amortization expense decreased to $7.5 million for the year ended December 31, 2003, as compared to $21.9 million for the same period in 2002. The decrease was attributable to decreases in property carrying amounts as a result of the impairment recorded in the fourth quarter of 2002.

Income Taxes

     We recorded a provision for income taxes of approximately $1.3 million, of which $0.6 million was related to discontinued operations, for the year ended December 31, 2003, primarily related to state income taxes. We increased our valuation allowance on our deferred tax assets by $93.3 million during 2003 to $708.8 million as of December 31, 2003. This valuation allowance is required under the guidance in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, " due to our historical operating performance and our cumulative net losses. Our realization of the deferred tax benefits primarily associated with our net operating losses ("NOL") is dependent upon our achieving sufficient future pre-tax income. Under federal income tax law, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits from NOLs. Given the size of our pre-tax loss, a valuation allowance is considered appropriate under the accounting standards.

     At December 31, 2003, we have Federal NOL carryforwards of $1.0 billion with expiration dates from 2004 through 2023. Various subsidiaries have state NOL carryforwards totaling $939.5 million with expiration dates through the year 2023. In addition, we have capital loss carryforwards of $272.6 million, of which $10.1 million will expire in 2004 and $260.4 million will expire in 2006 and $2.1 million will expire in 2007. Our alternative minimum tax credit carryforward of $4.3 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2004 through 2022.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Results of Operations

     We reported a net income for the year ended December 31, 2002 of $1,047.4 million compared to a net loss of $69.4 million for the prior year. The net income for the year ended December 31, 2002 included the following:
-	a gain on extinguishment of debt of $1,498.4 million;

-	an asset impairment charge of $407.8 million, $128.8 million of which has been classified into loss from discontinued operations according to SFAS No. 144;

-	a $20.0 million charge for patient care liability costs related to our inpatient services operation;

-	a $2.8 million increase in reimbursement reserve accounts due to the Medicaid reserves related to our inpatient services operation;

-	an $8.7 million gain on sale of assets, net primarily due to the reversal of accrued prepetition liabilities related to disposed facilities; and

-

a gain from reorganization activities of $1.5 million resulting from the reversal of losses that were booked in connection with the anticipated divestiture of long-term care facilities that we subsequently determined to not divest.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Net income for 2001 included $42.9 million for reorganization costs, net, related to our bankruptcy and restructuring activities, a loss on asset impairments of $18.8 million and a restructuring charge of $1.1 million. In 2001, we recorded our settlement with the US government, which resulted in a charge of $11.0 million. In connection with the settlement, we reversed $52.1 million of net excess reserves related to routine cost limit exception payments. The reversal of the reserves is reflected as a component of net patient revenue in the 2001 consolidated statement of operations.

Net Revenues

     After adjusting for the impact of SFAS No. 144 for the loss from discontinued operations, our net revenues for the year ended December 31, 2002 were $980.9 million compared to $2,075.2 million for the prior year. The decrease in net revenues of approximately $1,094.3 million for the year ended December 31, 2002, as compared to the prior year, primarily consisted of the following:
-	a decrease of $919.1 million due to the SFAS No. 144 reclassification for 2002 of discontinued operations, primarily in our inpatient services operations;

-	decreases of $122.4 million, $23.9 million and $17.7 million due to dispositions in our inpatient, international and ancillary operations, respectively; and

-	a decrease of $34.8 million from facilities in our inpatient services operations which we operated during each year ended December 31, 2002 and 2001 ("same store operations"); offset in part by

-	an increase of $14.2 million caused by an increase in non affiliated revenue due to the divestiture of inpatient facilities;

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Operating Salaries and Benefits

     Operating salaries and benefits for the year ended December 31, 2002 were $620.0 million as compared to $1,114.5 million for the year ended December 31, 2001. The decrease of $494.5 million was primarily the result of lease terminations and facility divestitures in our inpatient services operations. For the ten months ended December 31, 2002, costs associated with divested facilities have been reclassified into discontinued operations. For the year ended 2001, these costs were included in results of operations.

Self-Insurance for Workers' Compensation and General and Professional Liability

     We reported self-insurance costs of $38.0 million for the year ended December 31, 2002 as compared to $113.0 million for the year ended December 31, 2001. The decrease of $75.0 million is primarily related to the lease terminations and facility divestitures in our inpatient services operations and the impact of the reclassification of such costs in the ten month period ended December 31, 2002 for discontinued operations per SFAS No. 144.

Rent Expense

     We reported rent expense of $68.4 million in 2002 as compared to $171.5 million in 2001. Excluding the impact of SFAS No. 144, on a same store basis in the year over year comparison, rent expense decreased $4.3 million to $43.1 million compared to $47.4 million in 2001 due to the renegotiation of leases and facility divestitures during the restructuring of our portfolio of skilled nursing facilities in 2002.

Other Operating Expenses, Other Corporate General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported other operating expenses, other general and administrative expenses and provision for losses on accounts receivable of $256.6 million during the year ended December 31, 2002 compared to $627.1 million during the prior year. The decrease in expenses of $370.5 million primarily consisted of the following:
-	decreases of $137.6 million, $23.0 million and $20.0 million due to dispositions in our inpatient, international and ancillary operations, respectively;

-

a decrease of $8.7 million in our other segment primarily caused by the capitalization of certain costs for our software development subsidiary, which has achieved technical feasibility for its main software product; and

-	a decrease $8.9 related to our efforts to reduce overhead and streamline general and administrative costs, primarily salaries.

These decreases were offset in part by:

-	an increase of $31.4 million due to same store operations in our inpatient services operations;

-	an increase of $14.2 million caused by an increase in non-affiliated revenue due to the divestiture of inpatient facilities;
38 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	a higher cost of goods sold of $3.6 million at our pharmacy operation caused by a higher mix of branded prescriptions of $9.9 million; and

-	an increase of $3.2 million in our rehabilitation and respiratory therapy services operations primarily driven by higher salaries expense.

     The increase in other operating expenses for same store operations was due to the following items:
-	an increase of $5.0 million in purchased services; and

-	an increase of $4.9 million in paid time off expense.

These increases were offset in part by:

-	decreased supplies expense of $6.7 million as a result of more monitoring of our purchasing activity; and

-	lower contract labor of $4.8 million due to more effective controls and more competitive wages.

Interest Expense, net

     Interest expense of $7.7 million, after the reclassification of $8.4 million to loss from discontinued operations as required by SFAS No. 144, was recorded in the year ended December 31, 2002 compared to $12.6 million in the prior year. The increase of $3.5 million in interest was due primarily to the recognition of interest for all of our debt instruments. While we were under bankruptcy protection for two months in 2002 we did not record interest expense on essentially all of our prepetition debt. Had we not been under bankruptcy protection in 2002, our interest expense, net for the year 2001 would have been $155.4 million.

Depreciation and Amortization

     Depreciation and amortization expense was flat compared to the prior year with $32.9 million for 2002, excluding the impact of SFAS No. 144 that required the reclassification of $11.0 million to loss from discontinued operations in 2002, compared to $32.8 million for 2001.

Income Taxes

     We recorded a provision for income taxes of approximately $0.6 million for the year ended December 31, 2002, primarily related to state income taxes. We increased our valuation allowance on our deferred tax assets by $139.4 million during 2002 to $615.5 million as of December 31, 2002. This valuation allowance is required under the guidance in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, " due to our historical operating performance and our cumulative net losses. Our realization of the deferred tax benefits primarily associated with our net operating losses ("NOL") is dependent upon our achieving sufficient future pre-tax income. Under federal income tax law, we have up to 20 years to generate sufficient taxable income to realize the deferred benefits from NOLs. Given the size of our pre-tax loss, a valuation allowance is considered appropriate under the accounting standards.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

     For the year ended and as of December 31, 2003, our net income was $0.4 million and our working capital deficit was $57.4 million. Our working capital position was significantly improved as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants in February 2004, even after paying off the outstanding loan balance under our revolving senior loan agreement. We anticipate that our working capital position will be further improved by, among other things, refinancing $21.2 million of mortgage debt that matures on May 1, 2004, which is classified as a current liability. We are currently in negotiation to refinance these mortgages and expect the $21.2 million to be refinanced and/or retired in part with the remaining balance reclassified as long- term debt.

     As of March 1, 2004, we had cash and cash equivalents of approximately $40.1 million, no outstanding balance under our revolving loan agreement and approximately $31.0 million of funds available for borrowing under our revolving senior loan agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

     We have reached agreement with substantially all of our landlords regarding the disposition of past due rent on our divested or to be divested facilities. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). Approximately $7.8 million of accrued past due rent as of March 1, 2004 and future rent obligations that would otherwise have become due under the existing master leases will be combined into "deferred base rent". That deferred base rent will bear interest at a floating rate equal to 375 basis points over the one year LIBOR rate, subject to a floor of 6% per annum. Interest will not be payable until January 2008, at which time interest thereafter accruing will be payable monthly in arrears. Omega has the right to convert the deferred base rent and accrued interest into 800,000 shares of our common stock, subject to anti-dilution adjustments for sales of shares we make at less than fair market value at the time of sale. We have the right to pay cash in an amount equal to the value of the stock in lieu of issuing the stock to Omega. If the average value of the common stock issuable to Omega under the new Master Lease exceeds 140% of the deferred base rent and interest accrued thereon over a period of 30 business days, we can require Omega to convert the deferred base rent into our common stock.

     As of September 5, 2003, we entered into a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of December 31, 2003 on borrowings under the Revolving Loan Agreement was approximately 5.25%. The weighted average borrowing interest rate for the period from September 5, 2003 through December 31, 2003 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of December 31, 2003 was $47.6 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of December 31, 2003, we were in compliance with these ratios. As of December 31, 2003, we had borrowed approximately $13.1 million, which included $1.1 million of prepaid finance fees that will be amortized over the next nine months and does not count against availability, and we had issued approximately $21.7 million in letters of credit, leaving approximately $13.9 million available for additional borrowing. We have classified our Revolving Loan Agreement as a long-term liability at December 31, 2003. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to investors. We received net proceeds of approximately $52.3 million in the private placement. We sold approximately 4.4 million shares of our common stock, and warrants to purchase approximately 1.8 million shares of our common stock (inclusive of warrants paid to the placement agent). The price paid by investors was $12.70 per unit, except for 155,400 units sold at $12.87 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock with a warrant exercise period of five years.

     On July 15, 2003, we sold the assets of our pharmaceutical services operations, including substantially all of the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. for $90.0 million, of which $75.0 million was received in cash at closing with up to $15.0 million in additional purchase price, payable to us on or before July 15, 2005 subject to fulfillment of the conditions described below. We simultaneously entered into agreements pursuant to which Omnicare would provide pharmacy services to our inpatient facilities (the "Pharmacy Agreements"). The $15.0 million holdback portion is subject to reduction in the event that prior to payment: (i) we reject or modify one or more Pharmacy Agreements in a bankruptcy proceeding; (ii) the new operator of any of our divested facilities does not assume the same contract with Omnicare; and/or (iii) we breach the Pharmacy Agreements. On July 15, 2003, we used $39.5 million to pay off a prior term loan (including the $3.7 million discounted interest), $33.9 million to partially reduce our borrowing under our prior revolving loan agreement and $1.6 million for professional fees related to the sale.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through December 31, 2003, we had divested 127 facilities and had identified nine facilities that we would seek to transition to new operators. During the year ended December 31, 2003 we withheld approximately $28.0 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. Through December 31, 2003, we were released of our obligations to pay approximately $13.5 million of the withheld rent and $20.4 million of future mortgage debt. These amounts were recorded in our net gain on disposal in discontinued operations. The gain was significantly offset by the increase of accounts receivable allowances of $24.6 million recorded in 2003 related to the divestiture of the 127 facilities and amounts recorded to reduce remaining facility assets to net realizable value, netting to a gain of $5.8 million through December 31, 2003. The remaining amounts that we withheld and that were not released are classified as current obligations at December 31, 2003.

     We incurred total capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $13.6 million, $34.7 million, $4.0 million and $30.3 million for year ended December 31, 2003, the ten months ended December 31, 2002, the two months ended February 28, 2002, and the year ended December 31, 2001, respectively. These capital expenditures include those related to discontinued operations of $3.8 million and $13.8 million, respectively, for the year ended December 31, 2003 and the ten month period ended December 31, 2002. We had construction commitments as of December 31, 2003 under various contracts of approximately $0.8 million related to improvements at facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $8.0 million remains outstanding under the note. The outstanding payments coming due under the promissory note are payable as follows: $2.0 million on February 28, 2005; and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of December 31, 2003 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. We expect to pay in excess of approximately $3.6 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us. We currently have $4.0 million reserved against our borrowing base agreement relating to these payments.

Obligations and Commitments

     The following table provides information about our contractual obligations and commitments in future years as of December 31, 2003 (in thousands):
	Payments Due by Period
	Total	2004	2005	2006	2007	2008	After 2008
Contractual Obligations:
Debt (excluding capital lease obligations) (1)	$ 103,973	$ 29,689	$ 31,412	$ 7,341	$ 6,028	$ 2,957	$ 26,546
Capital lease obligations	364	364	-	-	-	-	-
Construction commitments	782	782	-	-	-	-	-
Purchase obligations	2,500	2,500	-	-	-	-	-
Operating leases	341,973	52,720	50,911	51,514	39,099	34,930	112,799
Total	$ 449,592	$ 86,055	$ 82,323	$ 58,855	$ 45,127	$ 37,887	$ 139,345
	=======	======	======	======	======	======	======

Amount of Commitment Expiration Per Period
	Total Amounts Committed	2004	2005	2006	2007	2008	After 2008
Other Commercial Commitments:
Letters of credit	$ 21,720	$ 21,720	$ -	$ -	$ -	$ -	$ -
Total	$ 21,720	$ 21,720	$ -	$ -	$ -	$ -	$ -
	=======	======	======	======	======	======	======

(1)	Includes total interest on debt of $25.1 million based on contractual rates, of which $3.5 million is attributed to variable interest rates determined using the weighted-average method.

   Actual letters of credit outstanding as of December 31, 2003 were $39.4 million, however approximately $17.7 million were duplicative and required to replace existing letters of credit when our prior loan agreement was refinanced such that our total exposure for letters of credit under our credit facility was $21.7 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk because we hold debt that is sensitive to changes in interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. The following table provides information regarding our market sensitive financial instruments and constitutes a forward-looking statement.
	Expected Maturity Dates							Fair Value December 31,	Fair Value December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003	2002
	(Dollars in thousands)
Total long-term debt:
Fixed rate	$ 3,064	$ 7,917	$ 5,394	$ 4,339	$ 1,445	$ 15,604	$ 37,763	$ 33,231	$ 137,406
Average interest rate	7.59%	7.63%	7.27%	7.89%	8.86%	9.69%
Variable rate	$ 21,536	$ 19,579	$ -	$ -	$ -	$ -	$ 41,115	$ 27,867	$ 22,987
Average interest rate	5.41%	6.49%	0.0%	0.0%	0.0%	0.0%

Item 8. Financial Statements and Supplementary Data

     Information with respect to Item 8 is contained in our consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, our management, including our Chief Executive Officer (who also serves as Chairman of the Board) and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the last fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers as of March 1, 2004 were:
Name	Position with Sun

Richard K. Matros	Chairman of the Board and Chief Executive Officer
Kevin W. Pendergest	Executive Vice President and Chief Financial Officer
Steven A. Roseman	Executive Vice President, General Counsel and Secretary
Chauncey J. Hunker	Corporate Compliance Officer
Heidi J. Fisher	Senior Vice President of Human Resources
Jennifer L. Botter	Senior Vice President and Corporate Controller
William A. Mathies	President of SunBridge Healthcare Corporation
Tracy A. Gregg	President of SunDance Rehabilitation Corporation
Kathryn Gay Kelley	President of CareerStaff Unlimited, Inc.
Jennifer L. Clarke	President of SunPlus Home Health Services, Inc. and SunAlliance Healthcare Services, Inc.
Mary K. Ousley	Executive Vice President of SunBridge Healthcare Corporation
Gregory S. Anderson	Director
Bruce C. Vladeck	Director
Milton J. Walters	Director

     Richard K. Matros, age 50, has been our Chairman of the Board and Chief Executive Officer since November 2001. Mr. Matros served as Chief Executive Officer and President of Bright Now! Dental from 1998 to 2000. He served Regency Health Services, Inc., a publicly held long-term care operator, as Chief Executive Officer from 1995 to 1997, as President and a director from 1994 to 1997, and as Chief Operating Officer from 1994 to 1995. He served Care Enterprises, Inc. as Chief Executive Officer during 1994, as President, Chief Operating Officer and a director from 1991 to 1994, and as Executive Vice President - Operations from 1988 to 1991. Mr. Matros currently serves on the board of directors of Bright Now! Dental, Geriatrix, Inc. and Meridian Neurocare, LLC.

     Kevin W. Pendergest, age 50, has been our Executive Vice President and the Chief Financial Officer since March 2002. Mr. Pendergest was the President and owner of Strategic Alliance Network, a healthcare services advisory firm, from 1995 to February 2002. From 1990 to 1995 he was Executive Vice President and Chief Financial Officer of GranCare, Inc., a publicly held long-term care company. From 1981 to 1989, Mr. Pendergest held various positions with Deloitte Haskins & Sells, the last of which was as Partner in Charge of Healthcare Consulting for the Western Region of the United States.

     Steven A. Roseman, age 45, has been our Executive Vice President, General Counsel and Secretary since May 2002. From March 2001 to May 2002, Mr. Roseman was Counsel to the law firm of LeBoeuf Lamb Greene & MacRae, LLP. From 1997 to 2000, he was Senior Vice President, General Counsel and Secretary of American Health Properties, Inc., a NYSE-listed healthcare-oriented real estate investment trust. Previously, Mr. Roseman was Vice President Business Affairs Worldwide Pay Television for Paramount Pictures Corporation and, prior to that, was a partner in Ervin, Cohen & Jessup, a Beverly Hills, California law firm.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Chauncey J. Hunker, Ph.D., age 53, has been our Corporate Compliance Officer since 2000. From 1996 to 2000, Dr. Hunker served as Vice President of Continuous Quality Improvement of SunDance Rehabilitation Corporation, our rehabilitation therapy subsidiary ("SunDance"). From 1995 to 1996, he was a Clinical Director of SunDance, and from 1992 to 1995 he was Regional Vice President of Learning Services - Midwestern Regional Facility in Madison, Wisconsin. Dr. Hunker has also served as Adjunct Assistant Professor, Department of Neurology, at the University of Wisconsin Medical School since 1989.

     Heidi J. Fisher, age 47, has been our Senior Vice President of Human Resources since February 2002. From 1998 to 2002, Ms. Fisher was Vice President Human Resources of Bright Now! Dental, a dental practice management company. From 1997 to 1998, she was Corporate Director of Human Resources at Covenant Care, Inc., a long-term care company. From 1994 to 1997, Ms. Fisher was with Regency Health Services, Inc., a long-term care company, most recently with the title Senior Director of Human Resources. From 1987 to 1994, Ms. Fisher was Senior Manager of Human Resources with Volt Delta Resources, Inc.

     Jennifer L. Botter, age 41, has been our Senior Vice President since February 2004 and our Corporate Controller since 2000. From 1998 to 1999, Ms. Botter held various positions with us. From 1996 to 1998, she was Director of Finance for Fulcrum Direct, Inc., a manufacturer and cataloguer of children's apparel. From 1984 to 1996 she held financial consulting and accounting positions in the high technology and manufacturing industries.

     William A. Mathies, age 44, has been President of SunBridge Healthcare Corporation, our inpatient services subsidiary, since March 2002. From 1995 to March 2002, Mr. Mathies served as Executive Vice President of Beverly Enterprises, Inc., a long-term care company. Most recently, he was the Executive Vice President of Innovation/Services for Beverly. He previously served Beverly as President of Beverly Health and Rehabilitation Services, (the long term care subsidiary of Beverly), from 1995 to 2000, and various other operational positions from 1981 to 1985.

     Tracy A. Gregg, age 50, has been the President of SunDance Rehabilitation Corporation, our rehabilitation therapy services subsidiary, since 2000. From 1987 to 1999, Ms. Gregg was employed by NovaCare, Inc in various capacities, most recently as Senior Vice President of Operations of the Long Term Care Division. Ms. Gregg has over 28 years of experience in the long term care industry.

     Kathryn Gay Kelley, age 49, has served as President of CareerStaff Unlimited, Inc., our temporary medical staffing subsidiary, since February 2002. From 1993 to 2002, Ms. Kelley was employed by Nursefinders, Inc. in various capacities, including Branch Manager, Area Director and Vice President. From 1990 to 1993, Ms. Kelley was employed with Harris Methodist Health Systems as the Director of Employment and Employee Relations, and prior to that was employed with Alcon Laboratories as a Senior Staff Recruiter. Ms. Kelley, who is also a nurse, has worked in human resources and recruitment for over 20 years and has worked with both domestic and international recruitment.

     Jennifer L. Clarke, age 49, has served as President of SunPlus Home Health Services, Inc., our home healthcare services subsidiary, since 1997 and of SunAlliance Healthcare Services, Inc., our mobile radiology and laboratory services subsidiary, since 1999. From 1995 to 1997, Ms. Clarke was Vice-President of the Southern California region home health services for Regency Health Services, Inc. and from 1990 to 1995 she served as Vice-President of Operations for LifeCare Solutions, a multi-site California based home health and home infusion company. From 1983 to 1990, she was the administrator of a hospital-based home health agency, West HealthCare. Ms. Clarke was an executive officer of SunAlliance and SunPlus when they commenced chapter 11 bankruptcy proceedings in October 1999.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Mary K. Ousley, age 58, has served as Executive Vice President of SunBridge Healthcare Corporation since 2001. From 1999 to 2001, Ms. Ousley was Senior Vice President Health Service for Marriott International's Senior Living Division. From 1996 to 1999, Ms. Ousley was employed by Horizon Healthcare Corporation, which was acquired in 1997 by Integrated Health Services, Inc., as Vice President Clinical Services for Horizon and as Senior Vice President Government Affairs for Integrated Health Services. From 1991 to 1996, Ms. Ousley was Corporate Director Professional Services for the Hillhaven Corporation and from 1980 to 1991 she was Executive Administrator for EPI Healthcare Corporation. Ms. Ousley served as President of the American Health Care Association, the largest trade organization representing long-term care from 2001 to 2003. Over the past fifteen years, Ms. Ousley has been appointed to, and has made recommendations for, the General Accounting Office (GAO) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), and has served in various capacities as an advisor to the Centers for Medicare and Medicaid (CMS). She is currently serving on the CMS and Quality Improvement Organization's technical expert panel on the development and implementation of a quality improvement model for long-term care.

     Gregory S. Anderson, age 47, has served as a member of our Board of Directors since November 2001. Mr. Anderson has served as the President and Chief Executive Officer of Quality Care Solutions, Inc., a publicly held provider of software and services for the healthcare industry, from 1998 to 2002. He has also served as President and Chief Executive Officer of Glendora Holdings, LLC, an operator of long-term care facilities and medical imaging centers, since 2002. Prior to 1998 Mr. Anderson was in the venture capital business. From 1993 to 1998 he was President of Anderson & Wells Co., the venture capital manager of Sundance Venture Partners and El Dorado Investment Co. Mr. Anderson currently serves on the board of directors of Hawaiian Airlines, Inc., a publicly held airline (which commenced bankruptcy proceedings in March 2003), Glendora Hospital and Valley Commerce Bank.

     Bruce C. Vladeck, Ph.D., age 54, has served as a member of our Board of Directors since November 2001. Dr. Vladeck has served as Professor of Health Policy and Geriatrics at Mount Sinai School of Medicine since 1998 and as an independent consultant since 1997. From 1998 to 2003, he also served as Senior Vice President for Policy for Mount Sinai NYU Health and Director of the Institute for Medicare Practice. From 1993 to 1997, Dr. Vladeck was Administrator of the Health Care Financing Administration (HCFA) of the U.S. Department of Health and Human Services. From 1983 to 1993, Dr. Vladeck served as President of United Hospital Fund of New York. Dr. Vladeck currently serves as a Trustee of Ascension Health, the March of Dimes Birth Defects Foundation and the Medicare Rights Center.

     Milton J. Walters, age 61, has served as a member of our Board of Directors since November 2001. Mr. Walters has served with investment banking companies for over 30 years, including: Tri-River Capital since 1999 and from 1988 to 1997, as President; Prudential Securities from 1997 to 1999, most recently as Managing Director; Smith Barney from 1984 to 1988, most recently as Senior Vice President and Managing Director; Warburg Paribas Becker from 1965 to 1984, most recently as Managing Director. He currently serves on the Board of Directors of Decision One Corporation, Fredericks of Hollywood and Quest Products Corporation.

Audit Committee

     The Board of Directors of Sun Healthcare Group, Inc. has established an Audit Committee to oversee our accounting and financial reporting processes on behalf of the Board. The Audit Committee currently consists of three members of the Board of Directors, all of whom are "independent" as defined by the Securities and Exchange Commission: Milton J. Walters (chair), Gregory S. Anderson and Bruce C. Vladeck, Ph.D. The board has designated one member of the Audit Committee, Mr. Walters, as a financial expert, as defined by the Securities and Exchange Commission. Mr. Walters' biography is set forth above.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2003 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners were met with the exception of Sanjay Patel and John Nickoll, former directors of the Company, who each filed one late Form 4. Each such Form 4 reported one transaction.

Code of Ethics

     We adopted a Code of Ethics that applies to Mr. Matros as our Chief Executive Officer, Mr. Pendergest as our Chief Financial Officer, Ms. Botter as our Corporate Controller, and other financial personnel. The Code of Ethics is designed to deter wrongdoing and to promote, among other things, (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosures, and (iii) compliance with applicable governmental laws, rules and regulations. The code of ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on our website www.sunh.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides information concerning employment compensation for services to us and our subsidiaries for the fiscal years shown for those persons (the "Named Executive Officers") who were, during the year ended December 31, 2003, (i) the individuals who served as chief executive officer, and (ii) the other four most highly compensated executive officers.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Long-Term Compensation Awards
Name and Principal Position	Year	Annual Compensation Salary Bonus		Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation
Richard K. Matros (1) Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ 653,695 650,000 85,000	$ 812,500 54,166 -	$ -4,050,000(2) -	$ - 150,000 -	$ - - -
Kevin W. Pendergest (1) Executive Vice President and Chief Financial Officer	2003 2002 2001	428,134 351,442 -	531,250 175,000(3) -	- - -	- 200,000 -	- - -
William A. Mathies (1) President of SunBridge Healthcare Corporation	2003 2002 2001	403,072 326,154 -	500,000 - -	- - -	- 100,000 -	- - -
Tracy A. Gregg President of SunDance Rehabilitation Corporation	2003 2002 2001	279,193 275,000 275,918	223,018 96,250 32,083	- - -	- 20,000 -	- - 1,275
Steven A. Roseman(1) Executive Vice President General Counsel and Secretary	2003 2002 2001	277,606 161,827 -	343,750 - -	- - -	- - -	- - -

______________________
(1)	Mr. Matros joined us in November 2001, Mr. Pendergest and Mr. Mathies joined us in February 2002 and Mr. Roseman joined us in May 2002.

(2)

We awarded Mr. Matros with a restricted stock grant of 150,000 shares on February 28, 2002 at a then-estimated value of $27 per share. The restricted stock vests as follows: 60,000 shares on February 28, 2003 and 30,000 shares on each of February 28, 2004, 2005 and 2006. At December 31, 2003, the 90,000 unvested restricted shares had an aggregate value of $895,000, based on the last reported sales price of the common stock on the Over-The-Counter Bulletin Board on December 31, 2003. To the extent we declare any dividends on our common stock, Mr. Matros' restricted shares would participate in any such dividends.

(3)	We awarded Mr. Pendergest a one-time sign-on bonus when he joined us.

Option Grants in Last Fiscal Year

     The Named Executive Officers were not granted any stock options during the year ended December 31, 2003. On January 22, 2004, we granted an aggregate of 90,000 shares of restricted stock to 16 officers pursuant to our 2002 Management Equity Incentive Plan. The restricted shares vest at the rate of 25% on each of January 22, 2005, 2006, 2007 and 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Fiscal Year-End Option Values

     Set forth in the table below is information concerning the value of stock options held as of December 31, 2003 by each of the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2003.

	Number of Securities Underlying Unexercised Options-at-Year-End		Value of Unexercised In-the-Money Options At-Year-End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard K. Matros	60,000	90,000	$ -	$ -
Kevin W. Pendergest	80,000	120,000	-	-
William A. Mathies	40,000	60,000	-	-
Tracy A. Gregg	5,000	15,000	-	-
Steven A. Roseman	5,625	16,875	-	-

__________________

(1)  The last reported sales price of the common stock of $9.95 per share, as reported on the Over-The-Counter Bulletin Board at December 31, 2003, was less than the exercise price of all stock options.

Compensation of Directors

     Our non-employee directors are entitled to receive: (i) an annual fee of $24,000, which is payable in four equal quarterly installments, (ii) $1,750 for each Board of Directors or Committee meeting attended in person, (iii) an additional $500 for each subsequent meeting attended that same day, and (iv) $500 for any meetings attended by telephone. In addition, each Chairperson of a Committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. Each of the non-employee directors is reimbursed for out-of-pocket expenses for attendance at Board and committee meetings. In addition, each of the non-employee directors has been awarded stock options to purchase 10,000 shares of common stock at an exercise price of $27 per share and 10,000 shares of common stock at an exercise price of $11.25 per share.

Employment and Severance Agreements with Named Executive Officers

     We entered into employment agreements with Mr. Matros, Mr. Pendergest, Mr. Mathies and Mr. Roseman in 2002, providing for annual base salaries of $650,000, $425,000, $400,000 and $275,000, respectively. The agreements with Mr. Matros and Mr. Pendergest have terms of four years and are automatically renewed for additional terms of one year unless the employee or Sun notifies the other that the term will not be renewed. The agreements with Mr. Mathies and Mr. Roseman do not have specified terms. In addition to the base salary, Mr. Matros, Mr. Pendergest, Mr. Mathies and Mr. Roseman are entitled to annual bonuses for each fiscal year in which we achieve or exceed the following financial performance targets: (i) if 100% to 119% of target earnings before interest, taxes, depreciation and amortization, then 50% of base salary; (ii) 120% to 139% of target earnings before interest, taxes, depreciation and amortization, then 75% of base salary; and (iii) if greater than 140% of target earnings before interest, taxes, depreciation and amortization, then 100% of base salary. Target earnings are set annually by the Board of Directors. For the year ended December 31, 2003, we achieved greater than 140% of target earnings and we paid the officers incentive bonuses accordingly. Pursuant to the agreements, these officers received options to purchase an aggregate of 472,500 shares of common stock at an exercise price of $27 per share. The options vest over the four-year period ending 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The employment agreements with Mr. Matros and Mr. Pendergest generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreements), then the employee would be entitled to a lump sum severance amount equal to the greater of (i) the base salary owing for the remaining term of the agreement or (ii) two years of base salary, unless the event occurred within two years of a change of control, in which case they would each be entitled to three years of base salary. The employment agreements with Mr. Mathies and Mr. Roseman generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason, then the employee would be entitled to a lump sum severance payment equal to two years and one years base salary, respectively, unless the event occurred within two years of a change of control, in which case they would be entitled to three years and two years of base salary, respectively. Additionally, each employee would be entitled to any earned but unpaid bonus and certain of the employees would also be entitled to one or two times the amount of the bonus which would have been earned in the year of termination (depending upon the terms of the applicable agreement.)

     We have entered into severance agreements with five of our other executive officers pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the agreements). The severance payments would be equal to 12 months of their then-current salary, or an aggregate of approximately $1.2 million. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our Board of Directors currently consists of Bruce C. Vladeck, Ph.D., Milton J. Walters and Greg S. Anderson. None of these individuals has ever been an officer or employee of ours. None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters

     The following table and footnotes set forth certain information regarding the beneficial ownership of common stock as of March 1, 2004 by (i) each director, (ii) the Named Executive Officers (as defined above) and (iii) all directors and executive officers of Sun Healthcare Group, Inc. as a group.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(1)

Gregory S. Anderson	3,250	(2)	*
Tracy A. Gregg	12,727	(3)	*
William A. Mathies	76,636	(4)	*
Richard K. Matros	270,455	(5)	1.8%
Kevin W. Pendergest	154,773	(6)	1.0%
Steven A. Roseman	10,692	(7)	*
Bruce C. Vladeck	3,250	(2)	*
Milton J. Walters	8,250	(8)	*
All directors and executive officers as a group (14 persons, including those named above)	600,579	(9)	4.0%

_____________________

*        Less than 1.0%

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 1, 2004 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) (3) (4) (5) (6)

Consists solely of shares that could be purchased pursuant to stock options.

Consists of (i) 10,000 shares that could be purchased pursuant to stock options, and (ii) 2,727 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture.

Consists of (i) 3,000 shares held by the Mathies Family Trust, (ii) 60,000 shares that could be purchased pursuant to stock options, and (iii) 13,636 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture.

Consists of (i) 100,000 shares held by Mr. Matros without restriction, (ii) 90,000 shares that could be purchased pursuant to stock options and (iii) 80,455 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture.

Consists of (i) 3,000 shares held by the Pendergest Childrens' Trust of 1991, (ii) 4,500 shares held by Mr. Pendergest without restriction, (iii) 120,000 shares that could be purchased pursuant to stock options, and (iv) 27,273 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture.

(7)

Consists of (i) 2,000 shares held by Mr. Roseman without restriction, (iii) 5,625 shares that could be purchased pursuant to stock options, and (iii) 3,067 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture.

(8)	Consists of (i) 5,000 shares held by Mr. Walters without restriction, and (ii) 3,250 shares that could be purchased pursuant to stock options.
50 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(9)

Consists of (i) 7,000 shares held in family trusts or by a spouse, (ii) 111,500 shares held without restriction, (iii) 341,625 shares that could be purchased pursuant to stock options, and (iv) 140,454 restricted shares awarded under our 2002 Management Equity Incentive Plan that remain subject to a risk of forfeiture.

     The following table and footnotes set forth certain information regarding the beneficial ownership of our common stock as of March 1, 2004 by each person believed by us to be the beneficial owner of more than five percent of our common stock.
Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(1)
Greenwich Street Capital Partners II, L.P. 500 Campus Drive Suite 220 Florham Park, NJ 07932	1,180,778 (2)	7.9%
Stephen Feinberg c/o Cerberus Partners 299 Park Avenue, 22nd Floor New York, NY 10171	1,102,362 (3)	7.4%

_________________________
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

(2)

Based on information included in a Form 4 filed with the Commission on March 14, 2003. Consists of shares beneficially held by Greenwich Street Capital Partners II, L.P., GSCP (NJ), L.P., GSCP (NJ), Inc., Greenwich Street Investments II, L.L.C., GSC Recovery II, L.P., GSC Recovery II GP, L.P., GSC Recovery, Inc., GSC Recovery IIA, L.P. and GSC Recovery IIA GP, L.P.

(3)

Based on information included in a schedule 13G filed with the Commission in February 2004 consists of securities held by Cerberus Partners, L.P. of which Mr. Feinberg is the general partner. Includes 314,960 shares that could be purchased pursuant to warrants.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents, as of December 31, 2003, compensation plans (including individual compensation arrangements) under which equity securities of Sun Healthcare Group, Inc. are authorized for issuance.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	720,000	$ 27.00	190,000
Equity compensation plans not approved by security holders	-	-	-
Total	720,000	$ 27.00	190,000

Item 13. Certain Relationships and Related Transactions

     Sanjay H. Patel, a former director, was the Co-President of GSC Partners during 2003. Mr. Patel is a managing member, executive officer, limited partner or shareholder of certain entities affiliated with, or related to, other entities which, in the aggregate, beneficially owned more than 10% of our common stock while Mr. Patel was a director during the year ended December 31, 2003, (See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters") and held in excess of $10.0 million principal amount of indebtedness under our prior loan agreements during 2003.  These loan agreements were subsequently paid in full.

     John F. Nickoll, a former director, was the President, Chairman and Chief Executive Officer of The Foothill Group, Inc. and the Managing Member of FIT GP, LLC, the General Partner of Foothill Income Trust, L.P. during 2003. Through its affiliates, The Foothill Group, Inc. beneficially held more than 10% of our common stock while Mr. Nickoll was a director during the year ended December 31, 2003. (See "Item 10 - Directors and Executive Officers of the Registrant" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management.") Foothill Income Trust L.P. is a party to our Loan Agreement and, during 2003, we were indebted to Foothill Income Trust L.P. under the loan agreements and for letters of credit in excess of $25.0 million.

     During 2003, Highland Capital Management LP ("Highland") beneficially held approximately 9.6% of our common stock. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management." Highland was a party to our Loan Agreements during 2003, and we were indebted to Highland Capital Management for in excess of $30.0 million under those agreements, which loan agreements were subsequently paid in full.

Item 14. #9; Principal Accounting Fees and Services

     The table below shows the fees that we paid or accrued for the audit and other services provided by Ernst & Young LLP ("E&Y") and Arthur Andersen LLP ("AA") for fiscal years 2003 and 2002. E&Y provided services for the year ended December 31, 2003 and the ten month period ended December 31, 2002. AA provided services for the two-month period ended February 28, 2002. During 2002, our Audit Committee determined that the provision by AA and E&Y of non-audit services was compatible with maintaining the audit independence of AA and E&Y. The following table summarizes our principal accounting fees and services incurred for the years ended December 31, (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Services	2003	2002

Audit Fees - E&Y	$ 1,007	$ 1,086
Audit Fees - AA	-	279
Tax Fees - E&Y	14	38
Tax Fees - AA	-	114
All Other Fees - E&Y	356	780
All Other Fees - AA	-	1,037
Total	$ 1,377	$ 3,334
	=========	=========

     Audit Fees. This category includes the fees for the examination of Sun's consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, and the preparation of an annual "management letter" on internal control matters.

     Tax Fees. Tax fees include the fees related to the planning and preparation of federal, state and local tax returns, compliance with federal, state and local taxing authorities and regulations, assistance with tax audits and appeals before the IRS and similar local and state agencies and the review of federal, state and local income, franchise and other tax-related matters.

     All Other Fees. For E&Y, this category includes fees associated with consulting services provided to Sun for medical risk and quality compliance. For AA, this category includes fees associated with consulting services provided to Sun for restructuring related to emergence from chapter 11 bankruptcy proceedings.

      Audit Committee Pre-Approval Policies and Procedures. The Charter for the Audit Committee of our Board of Directors establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by our independent public accountants. Such pre-approval can be given as part of the Committee's approval of the scope of the engagement of the independent public accountants or on an individual basis. The approved non-auditing services must be disclosed in our periodic public reports. The Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Committee at the next scheduled meeting. The charter prohibits Sun from retaining our independent public accountants to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation, (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports, (iii) actuarial services; and (iv) internal audit outsourcing services. The Audit Committee pre-approved all of the non-audit services provided by our independent public accountants in 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Financial Statement Schedules

     (i) Financial Statements:

           Report of Ernst & Young, LLP, Independent Auditors

           Report of Independent Public Accountants

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 2003 and 2002

           Consolidated Statements of Operations for the year ended December 31, 2003, ten months ended December 31, 2002, two months ended February 28, 2002 and year ended
             December 31, 2001

           Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31,
              2003, ten months ended December 31, 2002, two months ended February 28, 2002 and year ended December 31, 2001

           Consolidated Statements of Cash Flows for the year ended December 31, 2003, ten months ended December 31, 2002, two months ended February 28, 2002 and year ended
             December 31, 2001

           Notes to Consolidated Financial Statements

     (ii)  Financial Statement Schedules:

           Report of Independent Public Accountants

           Schedule II Valuation and Qualifying Accounts for the years ended December 31,
                2003, 2002 and 2001

(All other financial statement schedules required by Rule 5-04 of Regulation S-X are not applicable or not required).

(b)  Reports on Form 8-K
1.	Report dated November 19, 2003, and filed on November 24, 2003, to furnish our press release that disclosed our third quarter results.

2.

Report dated December 29, 2003, and filed on December 30, 2003, to file our press release announcing that we entered into an agreement to sell our rehabilitation therapy operations conducted by SunDance Rehabilitation Corporation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(c)  Exhibits
Exhibit Number	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc.

3.2(1)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(2)	Form of Registration Rights Agreement among Sun Healthcare Group, Inc. and the parties named therein dated as of February 28, 2002

4.2(1)	Warrant Agreement dated February 28, 2002 between Sun Healthcare Group, Inc. and American Stock Transfer & Trust Company

4.3(1)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.4(3)	Form of Warrant issued by Sun Healthcare Group, Inc. to each of the purchasers named on the list of purchasers attached thereto

4.5(3)	Form of Registration Rights Agreement between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

4.6(3)	Form of Subscription Agreement between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

10.1(4)

Loan and Security Agreement dated September 5, 2003 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, Capital Source Finance, LLC, as Collateral Agent and certain other lending institutions

10.2(5)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(2)+	2002 Management Equity Incentive Plan of Sun Healthcare Group, Inc.

10.4(2)	Form of Expense Indemnification Agreement between Sun Healthcare Group, Inc. and certain former and current directors and officers

10.5(7)	Joint Plan of Reorganization dated December 18, 2001

10.6.1(7)	Amendments to Joint Plan of Reorganization

10.7(7)	Disclosure Statement dated December 18, 2001

10.8(2)	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Sun Healthcare Group, Inc. dated July 12, 2001

10.9(2)+	Employment Agreement with Richard K. Matros dated February 28, 2002
56 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
10.10(5)+	Employment Agreement with Kevin W. Pendergest dated February 28, 2002

10.11(5)+	Employment Agreement with William A. Mathies dated February 28, 2002

10.12(5)+	Employment Agreement with Steven A. Roseman dated May 22, 2002

10.13(8)+	Employment Agreement with Heidi J. Fisher dated February 11, 2002

10.14(8)+	Severance Agreement with Jennifer Clarke dated January 30, 2003

10.15(8)+	Severance Agreement with Mary Ousley dated March 29, 2002

10.16(9)+	Severance Agreement with Gay Kelley dated January 30, 2003

10.17(9)+	Severance Agreement with Tracy A. Gregg dated April 2, 2003

10.18(2)+	Form of Severance Agreement with Chauncey J. Hunker

10.19*

Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its affiliates (as Lessors) dated March 1, 2004

10.20 (6)

Asset Purchase Agreement by and among Omnicare, Inc. (as buyer) and SunScript Pharmacy Corporation, Advantage Health Services, Inc., HoMed Convalescent, Inc., SunScript Medical Services, Inc. and First Class Pharmacy, Inc. (as sellers) dated as of June 15, 2003

14.1*	Code of Ethics for the Registrant's Chief Executive Officer and Chief Financial Officer

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

31.1*	Section 302 Sarbanes-Oxley Certifications by Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Chief Executive Officer and Chief Financial Officer

_______________

*      Filed herewith.

+ Designates a management compensation plan, contract or arrangement.

(1)  Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002

(2)  Incorporated by reference from exhibits to our Form 10-K filed on March 29, 2002

(3)  Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004

(4)  Incorporated by reference from exhibits to our Form 10-Q filed on November 14, 2003

(5)  Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(6) Incorporated by reference from exhibits to our Form 10-Q filed on August 14, 2003

(7)  Incorporated by reference from exhibits to our Form 8-K dated February 28, 2002, as amended on
      Form 8-K/A

(8) Incorporated by reference from exhibits to our Form 10-K filed on March 28, 2003

(9) Incorporated by reference from exhibits to our Form 10-Q filed on May 14, 2003

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

March 5, 2004

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints each of Richard K. Matros and Steven A. Roseman as his attorney-in-fact, to sign this Report on his or her behalf, individually and in the capacity stated below, and to file all supplements and amendments to this Report and any and all instruments or documents filed as a part of or in connection with this Report or any amendment or supplement thereto, and any such attorney-in-fact may make such changes and additions to this Report as such attorney-in-fact may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 5, 2004 in the capacities indicated.
Signatures	Title

/s/ Richard K. Matros Richard K. Matros	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Kevin W. Pendergest Kevin W. Pendergest	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer L. Botter Jennifer L. Botter	Senior Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Gregory S. Anderson Gregory S. Anderson	Director

/s/ Bruce C. Vladeck Bruce C. Vladeck, PhD	Director

/s/ Milton J. Walters Milton J. Walters	Director

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2003

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Sun Healthcare Group, Inc.

     We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2003 and the ten month period ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2003 and the ten month period ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company (i) as of December 31, 2001 and the year then ended and (ii) for the two month period ended February 28, 2002 were audited by other auditors who have ceased operations and whose reports dated March 18, 2002 and April 29, 2002, respectively, expressed unqualified opinions on those financial statements.

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

     In our opinion, the December 31, 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Sun Healthcare Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003 and the ten month period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2004

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
    Arthur Andersen LLP

Albuquerque, New Mexico
April 29, 2002

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	Reorganized Company
	December 31, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$ 25,574	$ 21,013
Accounts receivable, net of allowance for doubtful accounts of $67,108 ($39,095 related to discontinued operations) and $45,905 at December 31, 2003 and 2002, respectively	109,775	227,929
Inventories, net	3,695	21,846
Other receivables, net of allowance of $736 and $1,174 at December 31, 2003 and 2002, respectively	1,577	4,762
Assets held for sale	3,022	6,333
Restricted cash	33,699	41,102
Prepaids and other assets	4,742	12,437

Total current assets	182,084	335,422

Property and equipment, net	59,532	67,714
Notes receivable, net of allowance of $6,509 and $5,245 at December 31, 2003 and 2002, respectively	440	1,506
Goodwill, net	3,834	3,894
Restricted cash	33,920	39,264
Other assets, net	20,588	28,035
Total assets	$ 300,398	$ 475,835
	=========	=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)
	Reorganized Company
	December 31, 2003	December 31, 2002
Current liabilities:
Current portion of long-term debt	$ 24,600	$ 124,183
Accounts payable	46,339	63,728
Accrued compensation and benefits	41,333	66,723
Accrued self-insurance obligations	59,029	72,541
Income taxes payable	14,470	12,700
Other accrued liabilities	53,690	61,959

Total current liabilities	239,461	401,834

Accrued self-insurance obligations, net of current portion	138,072	109,345
Long-term debt, net of current portion	54,278	72,040
Unfavorable lease obligations	31,856	56,526
Other long-term liabilities	3,129	23,028

Total liabilities	466,796	662,773

Commitments and contingencies

Minority interest	-	280

Stockholders' equity (deficit):
Preferred stock of $.01 par value, authorized 10,000,000 shares, zero shares were issued and outstanding as of December 31, 2003 and 2002	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 10,043,979 and 9,321,020 shares issued and outstanding as of December 31, 2003 and 2002, respectively	100	93
Additional paid-in capital	272,889	253,375
Accumulated deficit	(437,632)	(437,986)
	(164,643)	(184,518)
Less:
Unearned compensation	(1,755)	(2,700)
Total stockholders' deficit	(166,398)	(187,218)
Total liabilities and stockholders' equity (deficit)	$ 300,398	$ 475,835
	==============	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Reorganized Company			Predecessor Company
	For the Year Ended December 31, 2003	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001
			|
Total net revenues	$ 834,043	$ 679,044	|	$ 301,846	$ 2,075,234
Costs and expenses:			|
Operating salaries and benefits	528,033	443,154	|	176,877	1,114,477
Self insurance for workers' compensation and general and professional liability insurance	38,334	26,589	| |	11,380	112,961
Other operating costs	143,276	86,139	|	72,156	503,816
Rent expense	49,593	42,640	|	25,789	171,460
Corporate general and administrative expenses	58,359	75,837	|	14,776	97,263
Depreciation and amortization	7,527	17,409	|	4,465	32,785
Provision for losses on accounts receivable	12,799	7,292	|	417	25,972
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002 and $142,800 for the year ended December 31, 2001)	16,927	12,532	| | |	2,672	12,635
Loss on asset impairment	2,774	279,022	|	-	18,825
Legal and regulatory matters, net	-	-	|	-	11,000
Restructuring costs, net	14,676	-	|	-	1,064
Gain on sale of assets, net	(3,897)	(8,714)	|	-	(825)
Gain on extinguishment of debt, net	-	-	|	(1,498,360)	-
Total costs and expenses	868,401	981,900	|	(1,189,828)	2,101,433
(Loss) income before reorganization (gain) costs, net, income taxes and discontinued operations	(34,358)	(302,856)	| |	1,491,674	(26,199)
Reorganization (gain) costs, net	-	-	|	(1,483)	42,917
(Loss) income before income taxes and discontinued operations	(34,358)	(302,856)	|	1,493,157	(69,116)
Income tax expense (benefit)	665	(7)	|	147	321
(Loss) income before discontinued operations	(35,023)	(302,849)	|	1,493,010	(69,437)
			|
Discontinued Operations:			|
Loss from discontinued operations, net of related tax expense of $417 for the ten months ended December 31, 2002	(20,553)	(135,137)	| | |	(1,569)	-
Gain (loss) on disposal of discontinued operations, net of related tax expense of $650 for the year ended December 31, 2003	55,930	-	| |	(6,070)	-
Income (loss) on discontinued operations	35,377	(135,137)	|	(7,639)	-
			|
Net income (loss)	$ 354	$ (437,986)	|	$ 1,485,371	$ (69,437)
	=======	========	|	========	=======
Basic and diluted earnings per common and common equivalent share:			|
Loss before discontinued operations	$ (3.48)	$ (30.29)	|	$ 24.44	$ (1.14)
Income (loss) from discontinued operations, net of tax	3.52	(13.51)	|	(.12)	-
Net income (loss)	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)
	=======	=======	|	=======	=======
			|
Weighted average number of common and common equivalent shares outstanding:			| |
			|
Basic and diluted	10,050	10,000	|	61,080	61,096
	=======	=======	|	=======	=======

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Reorganized Company					Predecessor Company
	For the Year Ended December 31, 2003		For the Ten Months Ended December 31, 2002			For the Two Months Ended February 28, 2002		For the Year Ended December 31, 2001

	Shares	Amount	Shares	Amount	|	Shares	Amount	Shares	Amount
Common Stock					|
Issued and outstanding at beginning of period	9,321	$ 93	8,800	$ 88	|	65,209	$ 652	65,231	$ 652
Elimination of common stock	-	-	-	-	|	(65,209)	(652)	-	-
Cancellation of Restricted Stock Awards	-	-	-	-	|	-	-	(22)	-
Issuance of common stock	723	7	521	5	|	8,800	88	-	-
Common Stock Issued and outstanding at end of period	10,044	100	9,321	93	| |	8,800	88	65,209	652
	======		=======		|	=======		======
Additional Paid-in Capital					|
Balance at beginning of period		253,375		237,512	|		825,099		825,147
Other		-		-	|		(360)		-
Elimination of additional paid-in capital		-		-	|		(824,739)		-
Adjustment to market value of common stock held by the Grantor Stock Trust		-		-	| |		-		(50)
Issuance of common stock in excess of par value		19,514		15,863	|		237,512		-
Cancellation of Restricted Stock Awards		-		-	|		-		2
Additional paid-in capital at end of period		272,889		253,375	|		237,512		825,099
					|
Accumulated Deficit					|
Balance at beginning of period		(437,986)		-	|		(2,400,655)		(2,331,218)
Net income (loss)		354		(437,986)			1,485,371		(69,437)
Elimination of accumulated deficit		-		-	|		915,284		-
Accumulated deficit at end of period		(437,632)		(437,986)			-		(2,400,655)
					|
Accumulated Other Comprehensive Loss					|
Balance at beginning of period		-		-	|		-		(12,483)
Foreign currency translation adjustment, net of tax		-		-	|		-		12,483
Accumulated other comprehensive loss at end of period		-		-	| |		-		-
Total		(164,643)		(184,518)			237,600		(1,574,904)
					|
Unearned Compensation					|
Balance at beginning of period		(2,700)		-	|		-		-
Restricted Stock Awards		-		(4,050)			-		-
Restricted stock vested		945		1,350	|		-		-
Unearned compensation at end of period		(1,755)		(2,700)			-		-
					|
Common Stock in Treasury					|
Balance at beginning of period		-		-	|	2,213	(27,376)	2,213	(27,376)
Elimination of treasury stock		-		-	|	(2,213)	27,376	-	-
Common stock in treasury at end of period		-		-	|	-	-	2,213	(27,376)
					|	=======		========
Grantor Stock Trust					|
Balance at beginning of period		-		-	|	1,916	(10)	1,916	(60)
Elimination of grantor stock trust		-		-	|	(1,916)	10	-	-
Adjustment to market value of common stock held by the Grantor Stock Trust		-		-	| |	-	-	-	50
Grantor stock trust at end of period		-		-	|	-	-	1,916	(10)
					|	=======		======
Total stockholders' (deficit) equity		$ (166,398)		$ (187,218)			$ 237,600		$ (1,602,290)
		=========		=========	|		=========		========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized Company			Predecessor Company
	For the Year Ended December 31, 2003	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001
Cash flows from operating activities:			|
Net income (loss)	$ 354	$ (437,986)	|	$ 1,485,371	$ (69,437)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, including discontinued operations:			| |
Gain on extinguishment of debt, net	-	-	|	(1,498,360)	-
Reorganization (gain) costs , net	-	-	|	(1,483)	42,917
Depreciation and amortization	9,396	28,405	|	4,465	32,785
Amortization of favorable and unfavorable lease intangibles	(8,740)	(2,535)	|	(101)	(2,910)
Provision for losses on accounts receivable	19,073	14,787	|	417	25,972
Gain on sale of assets, net	(3,897)	(8,714)	|	-	(825)
(Gain) loss on disposal of discontinued operations, net	(55,930)	-	|	-	-
Loss on write-down of assets held for sale	-	-	|	6,070	-
Loss on asset impairment	2,774	407,760	|	-	18,825
Legal and regulatory matters, net	-	-	|	-	11,000
Restricted stock compensation	945	1,350	|	-	-
Other, net	898	1,320	|	716	9,596
Changes in operating assets and liabilities:			|
Accounts receivable, net	74,937	(15,797)	|	(7,368)	(36,914)
Inventories, net	790	(1,748)	|	(473)	526
Other receivables, net	4,261	-	|	819	5,727
Restricted cash	12,472	(1,373)	|	(4,430)	(558)
Prepaids and other assets	4,573	(5,575)	|	(2,391)	(4,750)
Accounts payable	3,656	28,210	|	(8,601)	21,473
Accrued compensation and benefits	(24,141)	(6,708)	|	(1,792)	(15,995)
Accrued self-insurance obligations	11,985	13,094	|	(944)	50,148
Income taxes payable	1,120	(498)	|	693	1,067
Other accrued liabilities	(18,084)	(20,114)	|	(2,793)	(45,080)
Liabilities subject to compromise	-	-	|	10,865	-
Other long-term liabilities	467	(408)	|	(2,004)	339
Minority interest	(120)	(563)	|	362	46
Net cash provided by (used for) operating activities before reorganization costs	36,789	(7,093)	| |	(20,962)	43,952
Net cash paid for reorganization costs	(10,225)	(10,321)	|	(2,781)	(19,583)
Net cash provided by (used for) operating activities	26,564	(17,414)	|	(23,743)	24,369
Cash flows from investing activities:			| |
Capital expenditures, net	(16,564)	(34,701)	|	(3,971)	(30,330)
Proceeds from sale of assets held for sale	83,616	17,885	|	-	18,164
Proceeds from redemption of strategic investment	-	-	|	-	10,115
Repayment of long-term notes receivable	839	1,067	|	168	885
Other, net	-	798	|	142	2,626
Net cash provided by (used for) investing activities	67,891	(14,951)	|	(3,661)	1,460
Cash flows from financing activities:			| |
Net payments under Senior Loan Agreements	(84,274)	(10,958)	|	-	-
Net payments under DIP Financing	-	-	|	(55,382)	(12,441)
Long-term debt borrowings	-	-	|	112,988	3,842
Long-term debt repayments	(5,620)	(4,396)	|	(13)	(82)
Principal payments on prepetition debt authorized by Bankruptcy Court	-	-	|	(7,966)	(3,017)
Other, net	-	(412)	|	(3,728)	(1)
Net cash (used for) provided by financing activities	(89,894)	(15,766)	|	45,899	(11,699)
Effect of exchange rate on cash and cash equivalents	-	-	|	-	(1,070)
Net increase (decrease) in cash and cash equivalents	4,561	(48,131)	|	18,495	13,060
Cash and cash equivalents at beginning of period	21,013	69,144	|	50,649	37,589
Cash and cash equivalents at end of period	$ 25,574	$ 21,013	|	$ 69,144	$ 50,649
	=============	=============	|	============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. Inpatient services represent the most significant portion of our business. We operated 108 long-term care facilities in 14 states as of March 1, 2004.

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

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from October 14, 1999 (the "Filing Date") until February 28, 2002. Accordingly, our consolidated financial statements prior to March 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity. See Notes 18, 19 and 20 for additional information about our emergence from bankruptcy and fresh-start accounting.

     As used in this Form 10-K, the term "Predecessor Company" refers to our operations for periods prior to March 1, 2002, while the term "Reorganized Company" is used to describe our operations for periods beginning March 1, 2002 and thereafter.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

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

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). We adopted the provisions of SFAS No. 144 as of January 1, 2002.

(2) Basis of Reporting and Current Operating Environment

     Our consolidated financial statements as of December 31, 2003, have been prepared under accounting principles generally accepted in the United States. We recorded net income and had positive cash flows from operations before reorganization costs of $0.4 million and $36.8 million, respectively, for the year ended December 31, 2003. We have negative working capital and a stockholders' deficit of $57.4 million and $166.4 million, respectively, at December 31, 2003.

     In an effort to improve our financial position and address our liquidity issues, in January 2003, we initiated efforts to restructure the portfolio of leases under which we operate most of our long-term care facilities. During the period January 1, 2003 to March 1, 2004, we divested 129 of our under-performing facilities by transitioning operations of those facilities to new operators. We have reached agreement with substantially all of the landlords of the divested facilities. We cannot predict the extent to which the remaining landlords of the divested and anticipated-to-be-divested facilities with whom we have not yet reached agreement, will seek to assert leasehold or other damages; however, we do not anticipate that the total of any claims that may be asserted by those landlords will have a material adverse impact on our financial position.

     In addition to our lease restructuring efforts, we also took the following actions to address our financial situation:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(a)	completed the sales of our pharmaceutical services operations in July 2003 and our software development operations in November 2003;
(b)	reduced overhead costs;
(c)	refinanced and reduced our senior debt; and
(d)	completed a private placement of our common stock and warrants to purchase our common stock to accredited and institutional investors for net proceeds of approximately $52.3 million in February 2004.

     We have substantially completed the restructuring we commenced in January 2003. We believe that our existing cash reserves of $40.1 million and the $31.0 million available for borrowing under our loan agreement as of March 1, 2004 will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

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

(b)  Principles of Consolidation

     Our consolidated financial statements include the accounts of our subsidiaries in which we own more than 50% of the voting interest. Investments of companies in which we own between 20 - 50% of the voting interests and joint ventures were accounted for using the equity method, which records as income an ownership percentage of the reported income of the subsidiary, regardless of whether it was or was not received by the parent. Investments in companies in which we own less than 20% of the voting interests are carried at cost. All significant intersegment accounts and transactions have been eliminated in consolidation.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     Revenues from Medicaid accounted for approximately 35.9%, 36.1%, 44.9% and 45.3%, of our net patient revenue for the year ended December 31, 2003, ten month period ended December 31, 2002, the two month period ended February 28, 2002 and the year ended December 31, 2001, respectively. Revenues from Medicare comprised approximately 25.6%, 26.0%, 25.4% and 25.8% of our net patient revenue for the year ended December 31, 2003, ten month period ended December 31, 2002, the two month period ended February 28, 2002 and the year ended December 31, 2001, respectively. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that our estimates will change by a material amount in the near term. Changes in these estimates related to third party receivables resulted in an increase in net revenues of approximately $2.0 million for the year ended December 31, 2003, $1.1 million and $2.0 million, respectively, for the ten month and two month periods ended December 31, 2002 and February 28, 2002, and an increase in net revenues of approximately $50.9 million for the year ended December 31, 2001.

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

     Estimated provisions for doubtful accounts are recorded each period as an expense to the statement of operations. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance will be adjusted as appropriate. This percentage was 40% in 2002 and was adjusted to 30% in the fourth quarter of 2003. The percentages were developed from historical collection trends of our divestitures.

     The allowance for uncollectible accounts related to facilities that we currently operate is computed by applying a bad debt percentage to the individual accounts receivable aging categories based on historical collections. An adjustment is then recorded each month in the results of operations to adjust the allowance based on the analysis.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(f)  Inventories

     As of December 31, 2003, our inventories relate to the long-term and subacute care operations. The long-term and subacute care operations inventories are stated at the lower of cost or market.

(g)  Property and Equipment

     Property and equipment is stated at the lower of carrying value or fair value. Property and equipment held under capital lease is stated at the net present value of future minimum lease payments. Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - 5 to 40 years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - 3 to 20 years. We capitalize interest directly related to the development and construction of new facilities as a cost of the related asset.

(h)  Reorganization Costs (Gain)

     Reorganization costs (gain) under chapter 11 are items of expense or income that were incurred or realized by us because we were in reorganization. These included, but were not limited to, professional fees and similar types of expenditures incurred directly relating to the chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by us because we were not paying our prepetition liabilities. (See "Note 18 - Emergence from Chapter 11 Bankruptcy Proceedings.")

(i)  Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS No. 148"). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The provisions of this statement were effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). (See "Note 13 - Capital Stock.")

(j)  Net Income (Loss) Per Share

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(k)  Reclassification

     Certain reclassifications have been made to the prior period financial statements to conform to the 2003 financial statement presentation.

(4)  Loan Agreements

     As of September 5, 2003, we entered into a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The weighted average borrowing interest rate for the period from September 5, 2003 through December 31, 2003 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of December 31, 2003 was $47.6 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of December 31, 2003, we were in compliance with these ratios. As of December 31, 2003, we had borrowed approximately $13.1 million, which includes $1.1 million of prepaid finance fees that will be amortized over the next twelve months and does not count against availability, and we had issued approximately $21.7 million in letters of credit, leaving approximately $13.9 million available to us for additional borrowing. We have classified our Revolving Loan Agreement as a long-term liability at December 31, 2003. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

(5)  Long-Term Debt

Long-term debt consisted of the following as of the periods indicated (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

	Reorganized Company
	December 31, 2003	December 31, 2002
Senior Credit Facility:
Revolving Loan Agreement	$ 13,091	$ 62,030
Term Loan Agreement	-	37,480
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	48,277	72,898
Industrial Revenue Bonds	7,450	7,915
Other long-term debt	10,060	15,900
Total long-term debt	78,878	196,223
Less amounts due within one year	(24,600)	(124,183)
Long-term debt, net of current portion	$ 54,278	$ 72,040
	==========	==========

   Long-term debt at December 31, 2003 and December 31, 2002 includes amounts owed under fully secured mortgage notes payable, Industrial Revenue Bonds and other debt. The scheduled maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004	$ 24,600
2005	27,496
2006	5,394
2007	4,339
2008	1,445
Thereafter	15,604
$ 78,878
==========

(6)  Property and Equipment

     Property and equipment consisted of the following as of the periods indicated (in thousands):

	Reorganized Company
	December 31, 2003	December 31, 2002

Land	$ 4,659	$ 4,658
Buildings and improvements	30,101	29,874
Equipment	25,297	35,906
Leasehold improvements	20,925	24,968
Construction in progress	1,087	2,451
Total	82,069	97,857
Less accumulated depreciation	(22,537)	(30,143)
Property and equipment, net	$ 59,532	$ 67,714
	===========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(7)  Impairment of Intangible and Long-Lived Assets

(a) Intangible Assets

Goodwill

     The Reorganized Company recorded $214.8 million in goodwill under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") established new rules on the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased.

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and, with the exception of the long-term care facilities, provides services that are distinct from the other components of the operating segment. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, we recorded no goodwill impairment for the year ended December 31, 2003, and a goodwill impairment of $231.1 million for the ten months ended December 31, 2002.

     Following is a summary of adjusted operating results reflecting the effects of adopting SFAS No. 142 (in thousands, except per share data):
	Reorganized Company		Predecessor Company
	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002	For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001

Reported income (loss)	$ 354	$ (437,986)	$ 1,485,371	$ (69,437)
Add back: Goodwill amortization	-	-	-	7,908
Adjusted income (loss)	$ 354	$ (437,986)	$ 1,485,371	$ (61,529)
	==============	==============	============	==============
Basic and Diluted income (loss) per share:
Reported income	$ 0.04	$ (43.80)	$ 24.32	$ (1.14)
Goodwill amortization	-	-	-	.13
Adjusted income (loss) per share	$ 0.04	$ (43.80)	$ 24.32	$ (1.01)
	===============	==============	============	==============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     The change in the carrying amount of goodwill for the year ended December 31, 2003 was as follows (in thousands):
Reorganized Company	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Other Operations	Consolidated

Balance as of March 1, 2002	$ 89,335	$ 56,660	$ -	$ 68,822	$ 214,817
Adjustments to fresh-start accounting	18,981	335	450	378	20,144
Loss on Impairment	(104,932)	(56,995)	-	(69,140)	(231,067)
Balance as of January 1, 2003	$ 3,384	$ -	$ 450	$ 60	$ 3,894
Loss on sale of assets	-	-	-	(60)	(60)
Balance as of December 31, 2003	$ 3,384	$ -	$ 450	$ -	$ 3,834
	==========	=========	=========	=========	=========

Indefinite Life Intangibles

     The Reorganized Company recorded $34.6 million in trademarks under fresh-start accounting based on an independent and separate valuation report of the fair value of our intangible assets as of March 1, 2002. Our trends of financial performance subsequent to emergence, the Medicare "Cliff" impact and increases in patient liability claims and retention levels and workers' compensation insurance costs represented indicators of impairment as defined in SFAS No. 144. As a result, we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles. The analysis resulted in no impairment charge for the year ended December 31, 2003. We recorded an impairment of $26.0 million for the ten months ended December 31, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     The change in the carrying amount of trademarks for the year ended December 31, 2003, is as follows (in thousands):
Reorganized Company	Rehabilitation Therapy Services	Other Operations	Consolidated

Balance as of March 1, 2002	$ 1,100	$ 33,500	$ 34,600
Loss on impairment	(668)	(25,315)	(25,983)
Balance as of January 1, 2003	$ 432	$ 8,185	$ 8,617
Loss on sale of assets	-	(2,663)	(2,663)
Balance as of December 31, 2003	$ 432	$ 5,522	$ 5,954
	============	============	===========

Finite Life Intangibles

     The Reorganized Company recorded $28.2 million in favorable lease intangibles under fresh-start accounting based on an independent and separate valuation report of the fair value of our assets and liabilities as of March 1, 2002. Our trends of financial performance subsequent to emergence, the Medicare "Cliff" impact and increases in patient liability claims and retention levels and workers' compensation insurance cost represented indicators of impairment as defined in SFAS No. 144. As a result, at December 31, 2003 we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Finite Life Intangibles. The analysis resulted in an impairment of $0.5 million and $24.0 million for the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively.

     The following is a summary of our finite lived favorable lease intangible assets, net of accumulated amortization of $2.8 million, at December 31, 2003 (in thousands):
Inpatient Services

Balance as of March 1, 2002	$ 28,191
Loss on impairment	(24,011)
Balance as of January 1, 2003	$ 4,180
Amortization expense	(600)
Loss on discontinued operations	(86)
Loss on impairment	(470)
Balance as of December 31, 2003	$ 3,024
=======

   The weighted-average amortization period for favorable lease intangibles is approximately eight years at December 31, 2003. Amortization expense on the favorable lease intangibles totaled $0.6 million for the year ended December 31, 2003. Our estimated aggregate annual amortization expense for these intangibles for each f the next eight years is approximately $0.4 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(b) Long-Lived Assets

     The FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121 and APB No. 30. We adopted the provisions of SFAS No. 144 as of January 1, 2002. Similar to SFAS No. 121, SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In estimating the undiscounted cash flows for our impairment assessment, we primarily used our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present.

     2003. During the fourth quarter of 2003, we recorded pretax charges totaling approximately $2.3 million for asset impairments in accordance with SFAS No. 144. The asset impairment charges consist of the following:
-

$2.3 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment, $0.2 million of which related to under-performing facilities identified for divestiture, as described below. A substantial change in the estimated future cash flows for any of those facilities that have not yet been transitioned could materially change the estimated fair values of those assets, possibly resulting in an additional impairment.

     2002. During the fourth quarter of 2002, we recorded pretax charges totaling approximately $126.7 million for asset impairments in accordance with SFAS No. 144. The asset impairment charges consisted of the following:
-

$81.6 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment, $53.6 million of which related to under-performing facilities identified for divestiture, as described below.

-	$42.8 million write-down of property and equipment in our Other Operations segment which consisted of $8.7 million for Shared Healthcare Systems and $34.1 million for our corporate headquarters.
-	$2.3 million write-down of property and equipment in our Pharmaceutical and Medical Supply Services segment.

     The October 1, 2002 elimination of certain funding under the Medicare program and the increase in our patient care liability costs affected our 2002 and future cash flows, and therefore, the fair values of each of our asset groups. This event led to an impairment assessment on each of our asset groups, including:
-	estimating the undiscounted cash flows to be generated by each of the asset groups over the remaining life of the primary asset; and
F-20 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2003
-

reducing the carrying value of the asset to estimated fair value when the total estimated undiscounted future cash flows were less than the current book value of the long-lived assets (excluding goodwill and other indefinite lived intangible assets).

     We also considered our plans to transition under-performing long-term care facilities, which accounted for approximately 56% of our facilities, to new operators. In order to estimate the fair values of the entities, we used a discounted cash flow approach. That assessment resulted in an impairment related to the under-performing facilities of approximately $53.6 million.

     2001. During the fourth quarter of 2001, we reviewed our projections for the future earnings of our businesses because actual results did not meet initial forecasts. Upon completion of the review, we recorded an impairment charge of approximately $18.8 million to reduce to estimated fair value our investment in goodwill and certain other long-lived assets within the Inpatient Services segment and software development division. The write-down of $14.5 million to the Inpatient Services segment was, primarily as a result of decreased future projections of net operating income (loss) and net cash flows due to lower revenue projections. The remaining $4.3 million write down to the software development division relates to the longer than expected time-to-market of certain of our products, which adversely impacted the division's cash flow projections.

(c) Long Lived Assets to be Disposed Of

     SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. From March 1, 2002 to December 31, 2002, the Reorganized Company had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results are included in continuing operations and are immaterial to our consolidated financial position and results of operations.

(8) Discontinued Operations and Assets Held for Sale

(a) Gain on Sale of Assets, net

2003. During the year ended December 31, 2003, we recorded a gain on sale of assets of $3.9 million primarily related to the sale of land and buildings previously reported in the other operations segment.

2002. During the year ended December 31, 2002, we divested 10 skilled nursing facilities previously reported in our Inpatient segment. The net revenues and net operating losses for the ten month period ended December 31, 2002 for these 10 facilities were approximately $19.5 million and $3.1 million, respectively. The aggregate net loss on disposal during the ten month period ended December 31, 2002 for these divestitures was approximately $4.1 million recorded in gain on sale of assets, net, in our 2002 consolidated statement of operations. Additionally, during 2002, residual divestiture costs associated with prior year divestitures related to certain skilled nursing facilities were approximately $0.7 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     During 2002, we also recognized gains for the sale of certain mobile radiology operations, previously reported in our Other operations segment, of $0.5 million and the reversal of a rent reserve taken for a closed corporate office for $0.5 million totaling approximately $1.0 million, recorded in gain on sale of assets, net.

     In October 2002, we sold our interest in a joint venture that operated two skilled nursing facilities, previously reported in our Inpatient segment, in the Northeast. We recorded a gain of approximately $1.4 million that is included in gain on sale of assets, net.

     In July 2002, we sold our interest in a joint venture that operated two pharmacies in the Midwest, previously reported in our Pharmaceutical segment. We recorded a gain of approximately $1.2 million that is included in gain on sale of assets, net.

     In April 2002, we sold two of our headquarters buildings in Albuquerque, New Mexico, previously reported in our Other operations segment, for approximately $15.3 million, which approximated their carrying value. The transaction included the leaseback of one of the buildings and part of an adjacent parking structure for an initial period of ten years, with an option to extend the lease for two five-year periods.

     In March 2002, we divested our respiratory therapy supplies and equipment business that was operated by our wholly-owned subsidiary, SunCare Respiratory Services, Inc., previously reported in our Rehabilitation Therapy segment. We received $0.9 million in cash for these assets.

     2001. During the year ended December 31, 2001, we divested 43 skilled nursing facilities, previously reported in our Inpatient segment. The net revenues and net operating losses for the year ended December 31, 2001 for these 43 facilities were approximately $85.3 million and $7.5 million, respectively. The aggregate net loss on disposal during the year ended December 31, 2001 for these divestitures was approximately $1.4 million recorded in gain on sale of assets, net, and $23.6 million, which was included in reorganization costs (gain), net, in our 2001 consolidated statement of operations.

     We sold our remaining operations in the United Kingdom, previously reported in our International operations segment, consisting of 146 inpatient facilities with 8,326 licensed beds, in February 2001. No material cash consideration was received for these operations, but we were released from approximately $112.9 million of aggregate debt, capital lease obligations, notes payable and other liabilities upon the sale. Our operations in Australia were liquidated in July 2001 and we received liquidation proceeds of approximately $0.9 million. We sold our long-term care and pharmacy operations in Germany in April 2001 and received proceeds of approximately $3.5 million. At December 31, 2001, we had no operations outside of the U.S.

     During January 2001, we sold substantially all of the assets of our SunChoice medical supplies operations to Medline Industries, Inc., previously reported in our Pharmaceutical and Medical Supplies segment. We received proceeds of $16.6 million in exchange for the SunChoice assets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(b) Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the results of operations of the disposed assets for the year ended December 31, 2003 have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations for the Reorganized Company.

     Inpatient Services: During the year ended December 31, 2003, we divested 127 skilled nursing facilities in accordance with our restructuring plan.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. We received cash proceeds of $75.0 million and the right to receive up to $15.0 million in additional purchase price holdback, which is to be paid to us on or before July 15, 2005 subject to fulfillment of certain conditions.

     Other Operations: On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and up to $0.5 million to be paid in cash in December 2004. In addition, we sold the Washington and Oregon mobile radiology operations for $0.2 million in October 2003.

     A summary of the discontinued operations for the year ended December 31, 2003 and the ten months ended December 31, 2002 is as follows (in thousands):

	For The Year Ended December 31,					For The Ten Months Ended December 31,
	2003					2002
	Inpatient Services	Pharmaceutical Services	Other	Total		Inpatient Services	Pharmaceutical Services	Other	Total

Net operating revenues	$ 438,941	$ 116,541	$ 1,426	$ 556,908	|	$ 749,705	$ 167,502	$ 1,942	$ 919,149
	======	=========	======	=========	|	======	=========	======	==========
Loss on impairment	$ -	$ -	$ -	$ -	|	$ (41,346)	$ (73,978)	$ (13,414)	$ (128,738)
	======	=========	======	=========	|	======	=========	======	==========
Operating (loss) income (1)	$ (24,478)	$ 5,595	$ (1,670)	$ (20,553)	|	$ (58,712)	$ (63,094)	$ (13,331)	$ (135,137)
|
Gain on disposal of discontinued operations	5,824	44,605	5,501	55,930	| |	-	-	-	-
	======	=========	======	=========	|	======	=========	======	==========
Income (loss) on discontinued operations (2)	$ (18,654)	$ 50,200	$ 3,831	$ 35,377	| |	$ (58,712)	$ (63,094)	$ (13,331)	$ (135,137)
	======	=========	======	=========	|	======	=========	======	==========

(1)

Operating loss includes $0.4 million in exit costs in Other for the year ended December 31, 2003 and $128.8 million in asset impairment costs, of which $41.4 million is in Inpatient Services, $74.0 million is in Pharmaceutical Services and $13.4 million is in Other for the ten months ended December 31, 2002, respectively.

(2)

(Loss) income on discontinued operations is net of related tax expense of $0.7 million in Pharmaceutical Services for the year ended December 31, 2003 and $0.4 million, of which $0.2 million is in Inpatient Services and $0.2 million is in Pharmaceutical Services for the ten months ended December 31, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(c) Assets Held for Sale

     As of December 31, 2003, assets held for sale consisted of three undeveloped parcels of land and a vacant office building valued at $2.3 million and artwork valued at $0.7 million, within our consolidated financial statements in our Corporate segment, which we expect to sell during 2004.

   As of December 31, 2002, assets held for sale consisted of five undeveloped parcels of land which were valued at $6.3 million within our consolidated financial statements in our Other Operations segment.

(9)  Commitments and Contingencies

 (a) Lease Commitments

     We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option, (which could extend the terms of the leases by five to ten years), purchase options, escalation clauses and provisions for payments by us of real estate taxes, insurance and maintenance costs. Future minimum lease payments under real estate leases and equipment leases, are as follows (in thousands):

	Capital Leases	Operating Leases

2004	$ 395	$ 52,720
2005	-	50,911
2006	-	51,514
2007	-	39,099
2008	-	34,930
Thereafter	-	112,799
Total minimum lease payments	395	$ 341,973
Less amount representing interest	(31)	============
Present value of net minimum lease payments under capital leases	$ 364
	===========

     Rent expense under operating leases, excluding expense related to discontinued operations, totaled approximately $46.1 million, $40.4 million, $24.9 million and $166.1 million for the year ended December 31, 2003, the ten month period ended December 31, 2002, the two month period ended February 28, 2002 and the year ended December 31, 2001, respectively. The operating lease expense for continuing operations was included in rent expense in the accompanying consolidated statements of operations. The operating lease expense for discontinued operations for the year ended December 31, 2003 and the ten month period ended December 31, 2002 was $41.7 million and $85.4 million, respectively, and was recorded in loss from discontinued operations in the accompanying consolidated statements of operations. As of March 1, 2004, we have identified seven of our skilled nursing facilities for divestiture, six of which are under operating leases and one under a mortgage.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(b) Purchase Commitments

     Our inpatient services segment has a contractual agreement through January 31, 2009 establishing Medline Industries, Inc. ("Medline") as the primary medical supply vendor for all of the long-term care facilities that we operate. The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline. Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $2.5 million if the agreement is terminated prior to January 11, 2005.

 (c) Employment and Severance Agreements

     We entered into employment agreements with Mr. Matros, Mr. Pendergest, Mr. Mathies, Mr. Roseman and Ms. Fisher in 2002, providing for annual base salaries of $650,000, $425,000, $400,000, $275,000 and $225,000, respectively. The agreements with Mr. Matros and Mr. Pendergest have terms of four years and are automatically renewed for additional terms of one year unless the employee or Sun notifies the other that the term will not be renewed. The agreements with Mr. Mathies, Mr. Roseman and Ms. Fisher do not have specified terms. In addition to the base salary, Mr. Matros, Mr. Pendergest, Mr. Mathies and Mr. Roseman are entitled to annual bonuses for each fiscal year in which we achieve or exceed the following financial performance targets: (i) if 100% to 119% of target earnings before interest, taxes, depreciation and amortization, then 50% of base salary; (ii) 120% to 139% of target earnings before interest, taxes, depreciation and amortization, then 75% of base salary; and (iii) if greater than 140% of target earnings before interest, taxes, depreciation and amortization, then 100% of base salary. Target earnings are set annually by the Board of Directors. Ms. Fisher is entitled to an annual bonus of up to one-third of her base salary based on targets established by the company.

     The employment agreements with Mr. Matros and Mr. Pendergest generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreements), then the employee would be entitled to a lump sum severance amount equal to the greater of (i) the base salary owing for the remaining term of the agreement or (ii) two years of base salary, unless the event occurred within two years of a change of control, in which case they would each be entitled to three years of base salary. The employment agreements with Mr. Mathies, Mr. Roseman and Ms. Fisher generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason, then the employee would be entitled to a lump sum severance payment equal to two years, one years and one years base salary, respectively, unless the event occurred within two years of a change of control, in which case they would be entitled to three years, two years and two years of base salary, respectively. Additionally, each employee would be entitled to any earned but unpaid bonus and certain of the employees would also be entitled to one or two times the amount of the bonus which would have been earned in the year of termination (depending upon the terms of the applicable agreement.)

     We have entered into severance agreements with five of our other executive officers pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the agreements). The severance payments would be equal to 12 months of their then-current salaries, or an aggregate of approximately $1.2 million for all five employees. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(d) Insurance

     We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is also a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. In addition, in certain states in which we operate, state law prohibits insurance coverage for punitive damages arising from general and professional liability litigation, and we could be held liable for punitive damages in those states. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, which amounts we are responsible for funding, and we obtained excess insurance policies for claims above those amounts. The programs had the following coverages that we were responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above the level; and (iii) for claims made in 2004, $5.0 million per claim with excess coverage of $5.0 million above this level. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. For the years 2001 and 2002, these reserves are provided on an undiscounted basis in the period that the event occurred. For the policy year 2003, reserves are provided on an undiscounted basis in the period the claim was reported. As of December 31, 2003 and 2002, the reserves for such risk were approximately $121.7 million and $108.0 million, respectively. We estimate our range of exposure at December 31, 2003 was $109.5 million to $133.8 million and that the range will decline over time as our lease divestiture program is completed. Provisions for such risks were approximately $34.1 million, $44.1 million, $9.0 million, and $58.1 million for the year ended December 31, 2003, the ten months ended December 31, 2002, the two months ended February 28, 2002 and the year ended December 31, 2001, respectively, of which $18.6 million and $33.6 million for the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively, were related to divested skilled nursing facilities and were included in net income from discontinued operations. At December 31, 2002, we had $12.0 million in pre-funded amounts restricted for payment of general and professional liability claims in a revocable trust account. At December 31, 2003, we had $5.0 million in pre-funded amounts, classified in current assets, restricted for payment of general and professional liability claims in a revocable trust account.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At December 31, 2003, the discounting of these policy periods resulted in a reduction to our reserves of $4.8 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the year ended December 31, 2003, the ten months ended December 31, 2002, the two months ended February 28, 2002, and the year ended December 31, 2001 was $36.0 million, $26.5 million, $3.4 million and $54.9 million, respectively, of which $12.9 million and $12.8 million for the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively, were related to divested skilled nursing facilities and included in net income from discontinued operations. We have recorded reserves of $69.6 million and $65.3 million, as of December 31, 2003 and 2002, respectively. We estimated our range of exposure at December 31, 2003 was $62.6 million to $76.5 million. At December 31, 2002, we had pre-funded amounts restricted for payment of workers' compensation claims of $57.5 million of which $21.8 million was classified in current assets and $35.7 million was held in non-current assets in a revocable trust account. At December 31, 2003, we had $53.4 million in pre-funded amounts in a revocable trust account restricted for payment of workers' compensation claims, of which $22.4 million was classified in current assets and $31.0 million was held in non-current assets.

(e) Construction Commitments

     As of December 31, 2003, we had construction commitments under various contracts of approximately $0.8 million. These items consisted primarily of contractual commitments to improve existing facilities.

(f) Restricted Cash

     Restricted cash, included in current assets, as of December 31, 2003 and December 31, 2002, was $33.7 million and $41.1 million, respectively, related to our funding of self insurance obligations and various escrow and bond commitments. Of the $33.7 million restricted as of December 31, 2003, $22.4 million was held for workers' compensation claim payments, $5.0 million was held for the payment of patient care liability claims and settlements and $6.3 million was held for bank collateral, various mortgages and bond payments. Of the $41.1 million restricted as of December 31, 2002, $21.8 million was held for workers' compensation claim payments, $12.0 million was held for payment of patient care liability claims and settlements, $5.2 million was held for U.S. Trustee fees related to our 2002 bankruptcy and $2.2 million was held for various bonds.

     Non-current restricted cash as of December 31, 2003 and December 31, 2002, included $33.9 million and $39.3 million, respectively, related primarily to our funding of future workers' compensation self-insurance obligations and $3.6 million maintained to repay a mortgage.

(10)  Income Taxes

     The provision for income taxes was based upon management's estimate of taxable income or loss for each respective accounting period. We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognized as deferred tax assets the future tax benefits from net operating loss, capital loss, and tax credit carryforwards. A valuation allowance was provided for deferred tax assets as it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     Income tax expense (benefit) on (losses) income before discontinued operations consisted of the following (in thousands):

	Reorganized Company			Predecessor Company
	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001
Current:
Federal	$ -	$ -	|	$ -	$ -
State	665	(7)	|	147	321
	665	(7)	|	147	321
Deferred:			|
Federal	-	-	|	-	-
State	-	-	|	-	-
	-	-	|	-	-
Total	$ 665	$ (7)	|	$ 147	$ 321
	===========	============	|	=============	=============

     Actual tax expense (benefit) differed from the expected tax expense (benefit) on loss before discontinued operations which was computed by applying the U.S. Federal corporate income tax rate of 35% to our loss before income taxes as follows (in thousands):

	Reorganized Company			Predecessor Company
	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001

Computed expected tax benefit	$ (12,025)	$ (106,000)	|	$ 522,605	$ (24,191)
Adjustments in income taxes resulting from:			| |
Cancellation of indebtedness Income			| |	(451,026)
Amortization of goodwill			|		3,016
Impairment loss		16,473	|		3,785
Change in valuation allowance	14,283	98,945	|	(82,920)	99,508
Legal and regulatory matters			|	2,860	8,105
(Loss reversal) loss on planned asset dispositions			| |		(93,360)
State income tax (benefit) expense net of Federal income tax benefit	(1,365)	(9,921)	| | |	8,328	(1,716)
Other	(228)	496	|	300	5,174
	$ 665	$ (7)	|	$ 147	$ 321
	============	=========	|	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

    Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2003	2002

Deferred tax assets:
Accounts and notes receivable	$ 28,713	$ 20,479
Accrued liabilities	90,463	86,670
Property and equipment	32,718	76,805
Intangible assets	34,267	89,900
Carryforward of deductions limited by Internal Revenue Code Section 382	-	6,250
Write-down of assets held for sale	9,804	2,062
Partnership investments	6,613	4,577
Alternative minimum tax credit	4,347	4,265
Jobs and other credit carryforwards	7,201	6,227
Capital loss carryforwards	95,418	3,954
State net operating loss carryforwards	42,169	47,450
Federal net operating loss carryforwards	357,101	266,441
Other	-	469
	708,814	615,549
Less valuation allowance:
Federal	(589,052)	(511,687)
State	(119,762)	(103,862)
	(708,814)	(615,549)
Total deferred tax assets	-	-

Total deferred tax liabilities	-	-
Deferred taxes, net	$ -	$ -
	========	========

     In connection with the fresh-start accounting adopted in 2002, our assets and liabilities were recorded at their respective fair values. Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases. In addition, deferred tax assets were recognized for future tax benefits of net operating loss ("NOL"), capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting.

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

     During the year ended December 31, 2003, our net deferred tax assets increased by approximately $93.3 million. We also increased our valuation allowance by approximately $93.3 million because we have no net operating loss carryback potential, and there is insufficient evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under FAS 109.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     In connection with our emergence from bankruptcy, we realized a gain on the extinguishment of debt of approximately $1.5 billion. This gain was not taxable since the gain resulted from our reorganization under the Bankruptcy Code. However, pursuant to Section 108 of the Internal Revenue Code, we were required as of the beginning of our 2003 taxable year to reduce certain tax attributes, including (a) NOL and capital loss carryforwards, (b) certain tax credits, and (c) tax bases in assets, in an amount equal to such gain on extinguishment. The overall increase in the valuation allowance during 2003 is primarily the result of increases in our deferred tax assets (i.e.,U.S. NOLs and capital loss carryforwards) due to adjustments to this tax attribute reduction calculation as of the beginning of 2003.

     After considering the reduction in tax attributes discussed above, we have Federal NOL carryforwards of $1.0 billion with expiration dates from 2004 through 2023. Various subsidiaries have state NOL carryforwards totaling $939.5 million with expiration dates through the year 2023. In addition, we have capital loss carryforwards of $272.6 million, of which $10.1 million, $260.4 million and $2.1 million will expire in 2004, 2006, and 2007, respectively. Our alternative minimum tax credit carryforward of $4.3 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2004 through 2022.

     Our reorganization on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. Therefore, the use of any of our losses and tax credits generated prior to the Effective Date that remain after attribute reduction are subject to the limitations described in Section 382. Our application of the rules under Section 382 and Section 108 is subject to challenge upon IRS review. A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to 2003.

(11)  Supplementary Information Relating to Statements of Cash Flows

     Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):

	Reorganized Company			Predecessor Company
	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001

Cash paid during the period for:			|

Interest, net of $77, $68, $14 and $69 capitalized
   for the year ended December 31, 2003, ten
   months ended December 31, 2002,
   two months ended February 28, 2002,
   and year ended December 31, 2001, respectively

	$ 21,457	$ 16,232	| | | | |	$ 2,683	$ 17,589
Income taxes (refunded) paid	(455)	910	|	(548)	(931)

     We acquired one skilled nursing facility during the year ended December 31, 2003 by entering into a new lease agreement in March 2003. We had no acquisitions during the ten month, two month and twelve month periods ended December 31, 2002, February 28, 2002 and December 31, 2001, respectively. During the ten month period ended December 31, 2002 we acquired nine skilled nursing facilities by issuing $31.5 million of mortgage notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(12)  Fair Value of Financial Instruments

     The estimated fair values of our financial instruments as of December 31 are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 25,574	$ 25,574	$ 21,013	$ 21,013
Long-term debt including current portion	78,878	61,098	196,223	160,393

     The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. At December 31, 2003 and December 31, 2002, the fair value of our long-term debt, including current maturities, was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

(13)  Capital Stock

(a) Common Stock

     As of December 31, 2003, the Reorganized Company had issued approximately 9,893,979 shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise. As of December 31, 2003, we expected to issue up to an additional 106,021 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $2.9 million valued at $27 per share by our reorganization plan and was recorded in other long-term liabilities in the December 31, 2003 consolidated balance sheet. Between January 1, 2004 and March 1, 2004, we issued an additional 4,515,839 shares of common stock and the closing price of our common stock on the Over-the-Counter Bulletin Board was $12.25 on March 1, 2004.

     As of December 31, 2003, the Reorganized Company had issued 150,000 shares of restricted common stock to its Chairman and Chief Executive Officer at $27 per share. The restricted common stock vests as follows: 40% vested on February 28, 2003, and 20% vests on each of February 28, 2004, 2005 and 2006. Restricted stock awards are outright stock grants. The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant. During the year ended December 31, 2003, we recognized $0.9 million in expense related to the issuance of these stock awards.

(b) Warrants

     In April 2002, the Reorganized Company issued warrants to purchase approximately 500,000 shares of its common stock to the holders of the Predecessor Company's senior subordinated notes. The warrants have a strike price of $76 per share and are exercisable over a three-year period. The fair value of the warrants was estimated to be $1.8 million and is recorded in additional paid in capital in the December 31, 2003 consolidated balance sheet.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(c) Stock Option Plan

     In February 2002, we adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 shares of our common stock, which includes the 150,000 shares of restricted common stock. As of December 31, 2003, our management held options to purchase 660,000 shares under this plan.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of December 31, 2003, our directors held options to purchase 60,000 shares under this plan.

     As of December 31, 2003, we had outstanding options covering an aggregate of 720,000 shares of our common stock to our officers and directors at an exercise price of $27 per share, which price was equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20% vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 270,000 options vest 25% per year on the first four anniversary dates. All options expire in 2009.

     We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

     The following is a summary of the status of our Stock Option Plans and changes during the periods ended (shares in thousands):

	Reorganized Company					Predecessor Company
	For the Year Ended December 31, 2003		For the Ten Months Ended December 31, 2002			For the Two Months Ended February 28, 2002		For the Year Ended December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	800	$ 27.00	-	$ -	|	451	$ 10.22	856	$ 8.25
Granted:					|
Price equals fair value	-	-	845	27.00	|	-	-	-	-
Cancelled	-	-	-	-	|	(219)	10.22	-	-
Forfeited	(80)	27.00	(45)	27.00	|	(232)	10.22	(322)	7.40
Outstanding at period-end	720	27.00	800	27.00	|	-	-	534	8.81
	========		=========		|	========		========
Options exercisable at period-end	248	27.00	90	27.00	|	-	-	451	10.22
	========		=========		|	========		========
Options available for future grant	190		110		|	-		10,787
	========		=========		|	========		========
Weighted average fair value of options granted during the period	$ 3.00		$ 3.00		| |	N/A		N/A
	========		========		|	========		========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     SFAS No. 148 provides companies alternative methods to transitioning to SFAS No. 123's fair value method of accounting for stock-based employee compensation, and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant, and accounted for under the intrinsic value method, APB No. 25.

     The fair value of each option granted in 2002 is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  (a) expected life of four years; (b) expected volatility of 62%; (c) risk-free interest rate of 3%; and (d) no dividend yield.   No options were granted during the year ended December 31, 2003, the two month period ended February 28, 2002 and the year ended December 31, 2001.

     If we determined compensation cost for our 2003, 2002 and 2001 option grants at a fair value consistent with SFAS No. 123 (see "Note 3 - Summary of Significant Accounting and Financial Reporting Policies", which describes that SFAS 123 establishes fair value as the measurement basis for stock-based awards), our net losses and net losses per share for the years ended December 31 would approximate the pro forma amounts below (in thousands, except per share data):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

	Reorganized Company			Predecessor Company
	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002	For The Year Ended December 31, 2001
|
|
Net income (loss) as reported	$ 354	$ (437,986)	|	$ 1,485,371	$ (69,437)
|
Compensation expense	(511)	(415)	|	-	(1,211)
|
Net (loss) income (pro forma)	$ (157)	$ (438,401)	|	$ 1,485,371	$ (70,648)
	==============	==============	|	=============	=============
Net (loss) income per share:			|
Basic and diluted:			|
Net income (loss) as reported	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)
Compensation expense	(0.05)	(0.04)	|	-	(.02)
Net (loss) income pro forma	$ (0.01)	$ (43.84)	|	$ 24.32	$ (1.16)
	==============	=============	|	=============	=============

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated. The following table summarizes information about stock options outstanding as of December 31, 2003 (shares in thousands):

Options Outstanding					Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$27.00	-	$27.00	720	5.32	$27.00	248	$27.00

(14)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the year ended December 31, 2003 include the common shares issued in connection with the emergence of 9,893,979, the common shares outstanding to be issued once the prepetition claims are finalized of 106,021 and the vested restricted stock discussed in "Note 13 - Capital Stock."

     Diluted net earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and if dilutive, include the assumption that our restricted common stock of the Reorganized Company and convertible securities of the Predecessor Company were converted as of the beginning of the period. Net earnings are adjusted for the interest on the convertible securities, net of interest related to additional assumed borrowings to fund the cash consideration on conversion of certain convertible securities and the related income tax benefits. In periods of losses, diluted net losses per share is based upon the weighted average number of common shares outstanding during the period. As we had a net loss for the ten months ended December 31, 2002 and for the year ended December 31, 2001, our stock options and convertible debentures were anti-dilutive. Options to purchase approximately 720,000, 800,000, and 534,000 shares of common stock were outstanding for the year ended December 31, 2003, the ten months ended December 31, 2002, and the year ended December 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. We had no dilutive instruments outstanding in the two month period ended February 28, 2002.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(15)  Other Events

 (a)  Litigation

     In February 2003, the BMFEA, which is a division of the Office of the Attorney General of the State of California, alleged that we had violated the terms of the PIFJ entered into during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA had requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. The BMFEA investigation included onsite inspections, searches, interviews and examinations of our residents and facility personnel, service of document requests and, in one instance, service of a search warrant seeking documents and further information regarding the operation of certain of our California facilities.

     In January 2004, 11 current and one former employee of SunBridge Care and Rehab for Escondido-East were arraigned on charges brought by the California Department of Justice, alleging that the defendants permitted an elderly woman under their care to be placed in a situation in which her health was endangered in circumstances likely to produce great bodily harm or death. Ten of the twelve defendants were also charged with a misdemeanor count of falsifying paperwork with fraudulent intent. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that is operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing. We have commenced an internal investigation of the California Department of Justice's allegations and continue our ongoing efforts to work in cooperation with the California Department of Justice during the course of their investigation.

     We do not know whether the BMFEA will ultimately assert that the Company is in violation of the PIFJ and, if so, what actions the BMFEA may take. There can be no assurance that there will not be an adverse outcome in this matter, or that additional charges will not be filed against the 12 employees, other employees, Care Enterprises West or any of its affiliates, or any officers and directors. We are unable to estimate any amount that the BMFEA may ultimately seek from us, or the cost to us resulting from an adverse outcome in this matter, although an adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows.

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

DECEMBER 31, 2003

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

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are or have been and/or may in the future be non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

DECEMBER 31, 2003

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

     We entered into a Corporate Integrity Agreement (the "CIA") with the OIG in July 2001 and it became effective on February 28, 2002. We implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA. A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs. We believe that we are in compliance with the terms and provisions of the CIA. Any such sanctions could have a material adverse effect on our financial position, results of operations, and cash flows.

     In December 2000, the federal government released the final privacy rules of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) penalties for violation of an individual's privacy rights. HIPAA provides for the imposition of civil or criminal penalties for the violation of these rules. HIPAA's security regulations were finalized in February 2003 and will become effective in April 2005. The security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. In addition, HIPAA regulations were finalized in the fourth quarter of 2000 and became effective in October 2003 to require standard formatting for healthcare providers that submit claims electronically. We estimate that the efforts and resources we will expend to comply with the HIPAA privacy, security and transaction code set regulations will run $1.8 million in total, of which $0.9 million was incurred in the year ended December 31, 2003 and approximately $0.9 million is expected to be incurred for 2004. The majority of the cost is recognized in the corporate segment as general and administrative expense in the consolidated results of operations.

(16)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients. In addition to services provided in the United States, we previously provided services in the United Kingdom, Spain, Germany and Australia.

     We have changed the composition of our segments and therefore restated the previously reported segment information related to the Reorganized Company. The change since the last annual SEC filing includes new segments for Medical Staffing, Home Health, Laboratory and Radiology which previously were categorized in the Other segment and removal of the Pharmaceutical Services, International and Other segments as they have been sold.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At December 31, 2003, we operated 110 long-term care facilities (consisting of 100 skilled nursing facilities, seven assisted living facilities and three specialty acute care hospitals) with 11,210 licensed beds as compared with 237 facilities with 26,845 licensed beds at December 31, 2002. As part of our restructuring efforts, we may divest 9 of the skilled nursing facilities representing approximately 688 licensed beds.

Rehabilitation and Respiratory Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At December 31, 2003, this segment provided services to 461 facilities, 361 nonaffiliated and 100 affiliated, as compared to 536 facilities at December 31, 2002, of which 320 were nonaffiliated and 216 were affiliated. In March 2002, we sold substantially all of the assets of our respiratory therapy operation. SunDance also operates four outpatient rehabilitation clinics and one certified outpatient rehabilitation clinic (CORF) in Colorado. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

Medical Staffing Services: We are a nationwide provider of temporary medical staffing primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). For the year ended December 31, 2003, CareerStaff derived approximately 12% of its revenues from schools and governmental agencies, 40% from hospitals and other providers and 48% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of December 31, 2003, CareerStaff had 37 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and one division office, which specialized in the placement of temporary traveling therapists in smaller cities and rural areas.

Home Health: As of December 31, 2003, this segment provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates three licensed pharmacies in California.

Laboratory and Radiology: Through SunAlliance Healthcare Services, Inc. ("SunAlliance"), we provide mobile radiology and medical laboratory services in Arizona, California, Colorado and Massachusetts to skilled nursing facilities.

Other Operations: We previously provided pharmaceutical products primarily to nonaffiliated and affiliated long-term and sub-acute care facilities through SunScript Pharmacy Corporation. In July 2003, we sold substantially all of the assets to Omnicare, Inc.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

International Operations: We sold our operations in the United Kingdom, Germany and Australia during 2001 in February, April and July, respectively. During 2000, we sold 18 pharmacies in the United Kingdom and our operations in Spain. We did not have any international operations at December 31, 2001 and thereafter.

     The accounting policies of the segments are the same as those described in the Note 3 - "Summary of Significant Accounting Policies." We primarily evaluate segment performance based on profit or loss from operations after allocated expenses and before reorganization items, income taxes and extraordinary items . Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and No. 142, legal and regulatory matters and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. We account for intersegment sales and provision of services at estimated market prices.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     The following tables summarize, for the years indicated, operating results and other financial information, by business segment (in thousands):
	Inpatient Services	Rehabilitation Services	Medical Staffing	Home Health	Laboratory and Radiology	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
Reorganized Company For the Year Ended December 31, 2003
Total net revenues	$ 572,957	$ 167,656	$ 61,824	$ 55,533	$ 43,767	$ 73	$ (67,767)	$ 834,043	$ 556,908
Operating expenses	485,988	145,351	56,665	48,098	37,935	5	(67,757)	706,285	520,091
Corporate general and administrative	14,103	3,457	2,172	888	-	41,097	-	61,717	6,371
Rent expense	41,167	1,136	1,121	2,136	1,128	2,915	(10)	49,593	41,803
Provision for losses on accounts receivable	6,653	2,036	516	167	3,454	(27)	-	12,799	6,275
Depreciation and amortization	5,197	1,128	65	477	621	39	-	7,527	1,869
Interest, net	3,095	(27)	-	2	(4)	13,861	-	16,927	648
Net segment income (loss)	$ 16,754	$ 14,575	$ 1,285	$ 3,765	$ 633	$ (57,817)	$ -	$ (20,805)	$ (20,149)
	=====	=====	=====	=====	=====	=====	=====	=====	=====
Intersegment revenues	$ (600)	$ 59,543	$ 7,216	$ -	$ 1,608	$ -	$ (67,767)	$ -	$ -
Identifiable segment assets	$ 134,701	$ 27,380	$ 10,412	$ 11,396	$ 14,166	$ 458,741	$ (360,447)	$ 296,349	$ 4,049
Segment capital expenditures	$ 4,294	$ 234	$ 78	$ 327	$ 880	$ 3,965	$ -	$ 9,778	$ 3,800

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing	Home Health	Laboratory and Radiology	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
Reorganized Company For the Ten Months Ended December 31, 2002
Total net revenues	$ 477,807	$ 150,451	$ 51,891	$ 45,134	$ 41,367	$ 222	$ (87,828)	$ 679,044	$ 919,149
Operating expenses	401,633	122,682	45,313	38,759	34,966	1	(87,754)	555,600	817,747
Corporate general and administrative	24,918	6,660	1,508	689	(11)	42,355	-	76,119	2,646
Rent expense	36,965	885	770	1,721	1,045	1,328	(74)	42,640	85,405
Provision for losses on accounts receivable	7,201	(2,074)	(287)	(65)	2,683	(166)	-	7,292	7,495
Depreciation and amortization	6,075	1,067	(4)	497	524	9,250	-	17,409	10,996
Interest, net	1,693	(10)	3	2	-	10,844	-	12,532	842
Net segment (loss) income	$ (678)	$ 21,241	$ 4,588	$ 3,531	$ 2,160	$ (63,390)	$ -	$ (32,548)	$ (5,982)
	=====	=====	=====	=====	=====	=====	=====	=====	=====
Intersegment revenues	$ (459)	$ 77,813	$ 4,078	$ -	$ 6,396	$ -	$ (87,828)	$ -	$ -
Identifiable segment assets	$ 129,320	$ 24,452	$ 12,274	$ 11,937	$ 9,391	$ 482,930	$ (368,100)	$ 302,204	$ 173,631
Segment capital expenditures	$ 8,288	$ 55	$ 65	$ 124	$ 376	$ 11,984	$ -	$ 20,892	$ 13,792

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Predecessor Company For the Two Months Ended February 28, 2002
Total net revenues	$ 227,906	$ 28,501	$ 41,101	$ -	$ 29,815	$ -	$ (25,477)	$ 301,846
Operating expenses	199,534	23,521	36,080	-	26,555	2	(25,463)	260,229
Corporate general and administrative	4,670	744	483	-	661	8,402	-	14,960
Rent expense	23,018	565	746	-	829	645	(14)	25,789
Provision for losses on accounts receivable	(104)	42	509	-	460	(490)	-	417
Depreciation and amortization	1,847	253	566	-	382	1,417	-	4,465
Interest, net	273	1	(2)	-	120	2,280	-	2,672
Net segment (loss) income	$ (1,332)	$ 3,375	$ 2,719	$ -	$ 808	$ (12,256)	$ -	$ (6,686)
	=====	=======	=======	=======	=====	=====	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ -	$ 1,489	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259	$ -	$ 51,733	$ 514,167	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ -	$ 124	$ 1,573	$ -	$ 3,971

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Predecessor Company For the Year Ended December 31, 2001
Total net revenues	$ 1,609,388	$ 175,159	$ 257,579	$ 23,887	$ 178,065	$ 1,393	$ (170,237)	$ 2,075,234
Operating expenses	1,362,539	140,970	222,119	16,639	161,120	(3,642)	(170,179)	1,729,566
Corporate general and administrative	33,237	4,190	3,908	1,716	4,760	51,140	-	98,951
Rent expense	150,301	3,756	4,232	4,598	5,233	3,398	(58)	171,460
Provision for losses on accounts receivable	15,689	1,424	3,685	-	5,355	(181)	-	25,972
Depreciation and amortization	12,576	1,752	4,311	-	3,193	10,953	-	32,785
Interest, net	2,758	32	4	1,183	513	8,145	-	12,635
Income (loss) before corporate allocations	32,288	23,035	19,320	(249)	(2,109)	(68,420)	-	3,865
Corporate management fees	52,294	10,344	15,085	-	7,360	(85,083)	-	-
Net segment (loss) income	$ (20,006)	$ 12,691	$ 4,235	$ (249)	$ (9,469)	$ 16,663	$ -	$ 3,865
	=====	=======	========	======	=====	======	======	=======
Intersegment revenues	$ (526)	$ 99,549	$ 62,209	$ -	$ 9,005	$ -	$ (170,237)	$ -
Identifiable segment assets	$ 382,581	$ 30,515	$ 74,815	$ -	$ 59,796	$ 519,711	$ (417,614)	$ 649,804
Segment capital expenditures	$ 17,595	$ 472	$ 937	$ 537	$ 1,865	$ 8,924	$ -	$ 30,330

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

Measurement of Segment Income or Loss

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See "Note 3 - Summary of Significant Accounting Policies"). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any usual items.

     The following table reconciles net segment (loss) income to consolidated income (loss) before income taxes and discontinued operations:

	Reorganized Company	Reorganized and Predecessor Company Combined		Predecessor Company
	2003	2002	|	2001
			|
Net segment (loss) income	$ (20,805)	$ (39,234)	|	$ 3,865
Loss on asset impairment	(2,774)	(279,022)	|	(18,825)
Legal and regulatory matters, net	-	-	|	(11,000)
Restructuring costs, net	(14,676)	-	|	(1,064)
Gain on sale of assets, net	3,897	8,714	|	825
Gain on extinguishment of debt, net	-	1,498,360	|	-
Reorganization gain (costs), net	-	1,483	|	(42,917)
(Loss) income before income taxes and discontinued operations	$ (34,358)	$ 1,190,301	|	$ (69,116)
	========	========	|	=========

(17) Restructuring Costs

     We commenced our restructuring in January 2003 and expect to complete our restructuring in the second quarter of 2004. We adopted SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities for all divestiture activities initiated after December 31, 2002. Under SFAS No. 146, there are four major types of costs associated with our restructuring: one-time termination benefits, contract termination, facility consolidation and professional fees. We have recognized these expenses in the income statement line "restructuring costs" as they are incurred. All of the costs are under the Corporate reportable segment. We have no liability account associated with this restructuring activity because all of the related expenses were paid when incurred. The following table sets forth the costs related to the restructuring activity in detail (in millions).
Major Type of RestructuringCost	Year Ended December 31, 2003 (1)	Total Restructuring Costs (2)
One-Time Termination Benefits	$ 0.9	$ 1.0
Contract Terminations (3)	4.9	4.9
Facility Consolidation	0.1	0.2
Professional Fees	8.8	10.2
Total	$ 14.7	$ 16.3
	====	====
(1) Cumulative amount incurred to date
F-42 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2003
(2) Aggregate amount expected to be incurred during entire restructuring.
(3) Included costs related to the termination of bank loans.

(18)  Emergence from Chapter 11 Bankruptcy Proceedings

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

Type of Claim/Security		Treatment under Plan of Reorganization
1.	General unsecured creditors with claims of $50,000 or less	Issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of more than $50,000	To be issued an aggregate of approximately 800,000 shares of new common stock, of which approximately 692,000 shares have been issued as of December 31, 2003
3.	Senior bank lenders	Issued 9.0 million shares of new common stock and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	Issued approximately 200,000 shares of new common stock and warrants to purchase an additional 500,000 shares
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders
6.	United States Health Care Program Claims	Received a cash payment of $1.0 million and a promissory note for $10.0 million
7.	State Medicaid Program Claims	Estimated to receive an aggregate of approximately $13.7 million in cash and promissory notes, of which $10.1 million has been paid as of December 31, 2003

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

DECEMBER 31, 2003

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
============

(c) Debtor-in-Possession Financing

     On October 14, 1999, we entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (the "DIP Financing Agreement"). The DIP Financing Agreement provided for maximum borrowings by us of $200.0 million, subject to certain limitations. We used borrowings from new loan agreements to pay off our borrowings outstanding under the DIP Financing Agreement on February 28, 2002.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     The components of reorganization costs (gain), net, were as follows for the periods indicated (in thousands):
	Predecessor Company
	For the Two Months Ended February 28, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000

Professional fees	$ 8,171	$ 25,779	$ 27,756
Restructuring	3,843	-	-
Adjust carrying value of assets no longer held for sale	(12,811)	-	-
Adjust carrying value of assets held for sale	(598)	-	-
Loss on sale of assets	-	15,267	310,060
Miscellaneous	-	3,795	866
Less:
Interest earned on accumulated cash	(88)	(1,924)	(2,807)

Total reorganization costs (gain), net	$ (1,483)	$ 42,917	$ 335,875
	===========	===========	===========

(19)  Fresh-Start Accounting

     We adopted the provisions of fresh-start accounting as of March 1, 2002. In connection with the preparation of the Predecessor Company's Disclosure Statement, an independent financial advisor determined our reorganization value, or fair value, to be $360.0 million to $460.0 million, with a point estimate value of $410.0 million, before considering certain long-term debt or other obligations assumed in the Plan of Reorganization. Our Disclosure Statement was confirmed by the Bankruptcy Court. This reorganization value was based upon our projected cash flows, selected comparable market multiples of publicly traded companies and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $271.8 million was determined after taking into account the values of the obligations assumed in connection with the Plan of Reorganization.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     A reconciliation of fresh-start accounting recorded as of February 28, 2002 follows (in thousands):
	Predecessor Company	| |	Fresh-start				Reorganized Company
	February 28, 2002	| |	Debt Restructuring	Adjustments		Reclassifications	March 1, 2002
Current assets:		|
Cash and cash equivalents	$ 69,162	|	$ -	$ (18	) (i)	$ -	$ 69,144
Accounts receivable, net	211,248	|	-	(449	) (i)	-	210,799
Inventory, net	21,367	|	-	-		-	21,367
Other receivables, net	5,089	|	-	(182	) (i)	-	4,907
Prepaids and other assets	12,554	|	-	(16	) (i)	-	12,538
		|
Total current assets	319,420	|	-	(665)		-	318,755
		|
Property and equipment, net	132,482	|	-	55,407	(g)	-	187,889
Assets held for sale	18,288	|	-	-		-	18,288
Goodwill, net	180,269	|	-	34,548	(g)	-	214,817
Other assets, net	30,963	|	-	57,704	(g)	-	88,667
		|
Total assets	$ 681,422	|	$ -	$ 146,994		$ -	$ 828,416
	========	|	=======	=======		=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

	Predecessor Company	| |	Fresh-start						Reorganized Company
	February 28, 2002	| |	Debt Restructuring		Adjustments		Reclassifications		March 1, 2002
Current liabilities:		|
Current portion of long-term debt	$ 4,879	|	$ -		$ -		$ 2,053	(h)	$ 6,932
Current portion of capital leases	-	|	-		-		636	(h)	636
Accounts payable	16,142	|	-		1,941	(i)	4,175	(h)	22,258
Accrued compensation and benefits	78,301	|	-		(2,362	)(g)	-		75,939
Accrued self-insurance obligations	42,996	|	-		-		2,145	(h)	45,141
Income taxes payable	13,123	|	-		75	(i)	-		13,198
Other accrued liabilities	82,219	|	-		(7,119	)(g)	9,789	(h)	84,889
		|
Total current liabilities	237,660	|	-		(7,465)		18,798		248,993
		|
Liabilities subject to compromise	1,546,292	|	(1,486,111	) (a)	-		(60,181	) (h)	-
Accrued self-insurance obligations, net of current portion	54,530	| |	-		-		-		54,530
Long-term debt, net of current portion	134,535	|	-		6,660	(i)	41,313	(h)	182,508
Capital leases, net of current portion	-	|	-		-		70	(h)	70
Other long-term liabilities	22,176	|	34,200	(f)	44,400	(g)	-		100,776
		|
Total liabilities	1,995,193	|	(1,451,911)		43,595		-		586,877
		|
Commitments and contingencies		|
		|
Minority interest	5,767	|	-		(1,828	)(g)	-		3,939
		|
Convertible Preferred Stock	296,101	|	(296,101	)(b)	-		-		-
		|
Stockholders' equity (deficit):		|
Reorganized Company common stock, par value	-	| |	88	(e)	-		-		88
Predecessor Company common stock par value	652	| |	(652	)(c)	-		-		-
Additional paid-in capital	824,739	|	(824,739	)(c)	-		-		237,512
		|	237,512	(e)
Retained earnings (accumulated deficit)	(2,413,644)	| |	1,498,360	(d)	-		-		-
		|	915,284	(c)
Less:		|
Predecessor Company common stock held in treasury	(27,376)	| |	27,376	(c)	-		-		-
Predecessor Company grantor stock	(10)	|	10	(c)	-		-		-
Total stockholders' equity (deficit)	(1,615,639)	|	1,853,239		-		-		237,600
Total liabilities and stockholders' equity (deficit)	$ 681,422	| |	$ 105,227		$ 41,767		$ -		$ 828,416
	========	|	=======		=======		======		=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003
(a)	To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):
Revolving Credit Facility	$ 437,066
Credit Facility Term Loans	358,981
Senior Subordinated Notes due 2007	250,000
Senior Subordinated Notes due 2008	150,000
Interest payable	101,855
Prepetition trade and other miscellaneous claims	86,776
Convertible Subordinated Debentures due 2004	83,300
Other long-term debt	8,087
Senior Subordinated Notes due 2003	6,161
Capital leases	2,503
Convertible Subordinated Debentures due 2003	1,382
$ 1,486,111
============
(b)	To record the discharge of the Convertible Preferred Stock of the Predecessor.

(c)	To eliminate the Common Stock of the Predecessor.

(d)	To record the gain on extinguishment of indebtedness.

(e)	To reflect the issuance of the Reorganized Company's common stock.

(f)	To reflect the fair value of the Reorganized Company's common stock and warrants that are to be issued to various pre-petition debt holders after emergence.

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

(20)  Gain on Extinguishment of Debt

     In connection with the restructuring of our debt in accordance with the provisions of the Plan of Reorganization, we realized a gain of $1.5 billion. This gain has been reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002 and was originally classified as an extraordinary gain. Upon adoption of SFAS No. 145, the gain was reclassified to an appropriate line item on the statement of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     A summary of the gain follows (in thousands):
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

$ 1,498,360
===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(21)  Filer/Non-Filer Financial Statements

CONSOLIDATING STATEMENT OF OPERATIONS
Predecessor Company
For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 295,812	$ 6,884	$ (850)	$ 301,846

Costs and expenses:
Operating costs	279,869	6,097	(850)	285,116
Corporate general and administrative	15,862	-	-	15,862
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts receivable	362	55	-	417
Interest, net	2,552	120	-	2,672
Equity interest in losses of subsidiaries	(613)	-	613	-
Gain on extinguishment of debt	(1,498,360)	-	-	(1,498,360)
Total costs and expenses	(1,196,043)	6,452	(237)	(1,189,828)
Management fee (income) expense	181	(181)	-	-
Income (loss) before reorganization costs (gain), net, income taxes and discontinued operations	1,491,674	613	(613)	1,491,674
Reorganization costs (gain), net	(1,483)	-	-	(1,483)
Income taxes	147	-	-	147
Loss from discontinued operations	(1,569)	-	-	(1,569)
Loss on write-down of assets held for sale	(6,070)	-	-	(6,070)
Net income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
	======	======	======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Predecessor Company
For the Two Months Ended February 28, 2002
(in thousands)

	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net income	$ 1,485,371	$ 613	$ (613)	$ 1,485,371
Adjustments to reconcile net income to net cash used for operating activities:
Equity interest in losses of subsidiaries	(613)	-	613	-
Gain on extinguishment of debt	(1,498,360)	-	-	(1,498,360)
Reorganization costs (gain), net	(1,483)	-	-	(1,483)
Depreciation and amortization	4,285	180	-	4,465
Provision for losses on accounts and other receivables	362	55	-	417
Loss on write-down of assets held for sale	6,070	-	-	6,070
Other, net	5,588	(4,872)	-	716
Changes in operating assets and liabilities:
Accounts receivable	(7,875)	507	-	(7,368)
Other current assets	(9,196)	2,721	-	(6,475)
Income taxes payable	693	-	-	693
Other current liabilities	(4,263)	(745)	-	(5,008)
Net cash used for operating activities before reorganization costs	(19,421)	(1,541)	-	(20,962)
Net cash paid for reorganization costs	(2,781)	-	-	(2,781)
Net cash used for operating activities	(22,202)	(1,541)	-	(23,743)
Cash flows from investing activities:
Capital expenditures, net	(3,971)	-	-	(3,971)
Decrease in long-term notes receivable	168	-	-	168
Other	(1,884)	2,026	-	142
Net cash (used for) provided by investing activities	(5,687)	2,026	-	(3,661)
Cash flows from financing activities:
Net payments under Revolving Credit Agreement	(55,382)	-	-	(55,382)
Long-term debt borrowings	112,988	-	-	112,988
Long-term debt repayments	-	(13)	-	(13)
Principal payments on prepetition debt authorized by Bankruptcy Court	(7,966)	-	-	(7,966)
Intercompany advances	(94)	94	-	-
Other	(3,729)	1	-	(3,728)
Net cash provided by financing activities	45,817	82	-	45,899
Net increase in cash and cash equivalents	17,928	567	-	18,495
Cash and cash equivalents at beginning of year	49,917	732	-	50,649
Cash and cash equivalents at end of period	$ 67,845	$ 1,299	$ -	$ 69,144
	=======	======	=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

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

DECEMBER 31, 2003

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING BALANCE SHEET
Predecessor Company
As of December 31, 2001
(in thousands, except share data)

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
Commitments and contingencies (see Note 9)
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

DECEMBER 31, 2003

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
Predecessor Company
For the Year Ended December 31, 2001
(in thousands)

	Filers	Non-filers	Elimination	Consolidated

Total net revenues	$ 2,008,534	$ 71,668	$ (4,968)	$ 2,075,234
Costs and expenses:
Operating costs	1,832,761	67,869	(4,968)	1,895,662
Corporate general and administrative	102,599	1,716	-	104,315
Depreciation and amortization	31,371	1,414	-	32,785
Provision for losses on accounts receivable	25,162	810	-	25,972
Loss on impairment	14,482	4,343	-	18,825
Interest, net (contractual interest expense $142,800)	10,960	1,675	-	12,635
Legal and regulatory matters, net	11,000	-	-	11,000
Restructuring costs	-	1,064	-	1,064
Gain on sale of assets, net	(782)	(43)	-	(825)
Equity interest in losses of subsidiaries	9,463	-	(9,463)	-
Total costs and expenses	2,037,016	78,848	(14,431)	2,101,433
Management fee (income) expense before reorganization items	(2,810)	2,810	-	-
Losses before reorganization costs, net, and income taxes	(25,672)	(9,990)	9,463	(26,199)
Reorganization costs, net	43,473	(556)	-	42,917
Income taxes	291	30	-	321
Net losses	$ (69,436)	$ (9,464)	$ 9,463	$ (69,437)
	==========	==========	==========	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(21)  Filer/Non-Filer Financial Statements (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Predecessor Company
For the Year Ended December 31, 2001
(in thousands)
	Filers	Non-filers	Elimination	Consolidated
Cash flows from operating activities:
Net losses	$ (69,437)	$ (9,464)	$ 9,464	$ (69,437)
Adjustments to reconcile net losses to net cash provided by (used for) operating activities:
Equity interest in losses of subsidiaries	9,464	-	(9,464)	-
Loss on impairment	14,482	4,343	-	18,825
Depreciation and amortization	31,371	1,414	-	32,785
Provision for losses on accounts receivable	25,162	810	-	25,972
Legal and regulatory costs	11,000	-	-	11,000
(Gain) loss on sale of assets, net	(782)	(43)	-	(825)
Reorganization costs, net	43,473	(556)	-	42,917
Other, net	9,844	(248)	-	9,596
Changes in operating assets and liabilities:
Accounts receivable	(39,226)	2,312	-	(36,914)
Other current assets	(2,749)	3,694	-	945
Other current liabilities	16,072	(8,051)	-	8,021
Income taxes payable	3,810	(2,743)	-	1,067
Net cash provided by (used for) operating activities before reorganization costs	52,484	(8,532)	-	43,952
Net cash paid for reorganization costs	(19,583)	-	-	(19,583)
Net cash (used for) provided by operating activities	32,901	(8,532)	-	24,369
Cash flows from investing activities:
Capital expenditures, net	(29,793)	(537)	-	(30,330)
Acquisitions, net of cash acquired	-	-	-	-
Proceeds from sale of assets	14,676	3,488	-	18,164
Proceeds from redemption of strategic investment	10,115	-	-	10,115
(Increase) decrease in long-term notes receivable	885	-	-	885
Decrease in other assets	6,568	(3,942)	-	2,626
Net cash (used for) provided by investing activities	2,451	(991)	-	1,460
Cash flows from financing activities:
Net (repayments) borrowings under Revolving Credit Agreement (postpetition)	(12,441)	-	-	(12,441)
Long-term debt borrowings	3,748	94	-	3,842
Long-term debt repayments (prepetition)	-	(82)	-	(82)
Principal payments on prepetition debt authorized by Bankruptcy Court	(3,017)	-	-	(3,017)
Other financing activities	2	(3)	-	(1)
Intersegment advances	(5,257)	5,257	-	-
Net cash provided by (used for) financing activities	(16,965)	5,266	-	(11,699)
Effect of exchange rate on cash and cash equivalents	(1,070)	-	-	(1,070)
Net increase (decrease) in cash and cash equivalents	17,317	(4,257)	-	13,060
Cash and cash equivalents at beginning of year	32,600	4,989	-	37,589
Cash and cash equivalents at end of year	$ 49,917	$ 732	$ -	$ 50,649
	========	=======	=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

(22) Subsequent Events

     On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to investors. We received net proceeds of approximately $52.3 million in the private placement. We sold approximately 4.4 million shares of our common stock and warrants to purchase approximately 1.8 million shares of our common stock (inclusive of warrants paid to the placement agent). The price paid by investors was $12.70 per unit, except for 155,400 units sold at $12.87 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock with a warrant exercise period of five years.

     We have reached agreement with substantially all of our landlords regarding the disposition of past due rent on our divested or to be divested facilities. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). Approximately $7.8 million of accrued past due rent as of March 1, 2004 and future rent obligations that would otherwise have become due under the existing master leases will be combined into "deferred base rent". That deferred base rent will bear interest at a floating rate equal to 375 basis points over the one year LIBOR rate, subject to a floor of 6% per annum. Interest will not be payable until January 2008, at which time interest thereafter accruing will be payable monthly in arrears. Omega has the right to convert the deferred base rent and accrued interest into 800,000 shares of our common stock, subject to anti-dilution adjustments for sales of shares we make at less than fair market value at the time of sale. We have the right to pay cash in an amount equal to the value of the stock in lieu of issuing the stock to Omega. If the average value of the common stock issuable to Omega under the new Master Lease exceeds 140% of the deferred base rent and interest accrued thereon over a period of 30 business days, we can require Omega to convert the deferred base rent into our common stock.

     On January 22, 2004, we granted an aggregate of 90,000 shares of restricted stock to 16 officers pursuant to our 2002 Management Equity Incentive Plan. The restricted shares vest at the rate of 25% on each of January 22, 2005, 2006, 2007 and 2008 and will result in unearned compensation expense of $0.3 million, per year, starting in 2004. We also granted stock options to our non-employee directors to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $11.25 per share under our 2002 Non-Employee Director Equity Incentive Plan. The options vest at the rate of 25% on each of January 22, 2005, 2006, 2007 and 2008.

     On January 20, 2004, we submitted an application to list our common stock on the Nasdaq National Market. No assurance can be given that the Sun Healthcare Group, Inc. common stock will become listed on the Nasdaq National Market.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

     The following tables reflect unaudited quarterly financial data for fiscal years 2003 and 2002 (in thousands, except per share data):

Reorganized Company For the Year Ended December 31, 2003 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total

Total net revenues	$ 212,522	$ 213,764	$ 207,682	$ 200,075	$ 834,043
	========	========	=======	========	========
(Loss) income before discontinued operations	$ (5,490)	$ (12,705)	$ (9,252)	$ (7,576)	$ (35,023)
	========	========	=======	========	=======
(Loss) gain on discontinued operations	$ (8,431)	$ 51,815	$ (2,300)	$ (5,707)	$ 35,377
	========	========	=======	========	========

Net income (loss)	$ (13,921)	$ 39,110	$ (11,552)	$ (13,283)	$ 354
	========	========	=======	========	========
Net (loss) income per common and common equivalent share, before discontinued operations:

Basic and diluted	$ (0.54)	$ (1.26)	$ (0.92)	$ (0.76)	$ (3.48)
	========	========	=======	========	========
Net (loss) income per common and common equivalent share:

Basic and diluted	$ (1.37)	$ 3.89	$ (1.15)	$ (1.33)	$ 0.04
	=======	=======	======	=======	========

1

	Predecessor Company		Reorganized Company Ten Months Ended December 31, 2002 (1)
	Two Months Ended February 28, 2002		One Month Ended March 31, 2002 (3)	Second Quarter	Third Quarter	Fourth Quarter (2)	Ten Month Total

Total net revenues	$ 301,846	|	$ 70,974	$ 208,043	$ 202,519	$ 197,508	$ 679,044
	========	|	========	========	=======	=======	=======
Income (loss) before discontinued operations	$ 1,493,010	| |	$ (3,136)	$ (9,198)	$ (21,824)	$ (268,691)	$ (302,849)
	========	|	========	========	=======	=======	=======
(Loss) gain on discontinued operations	$ (7,639)	|	$ 4,010	$ 6,480	$ 1,581	$ (147,208)	$ (135,137)
	========	|	========	========	=======	=======	=======
|
Net income (loss)	$ 1,485,371	|	$ 801	$ (2,963)	$ (20,468)	$ (415,356)	$ (437,986)
	=========	|	========	========	=======	=======	=======
Net income (loss) per common and common equivalent share, before discontinued operations:		| | | | |
|
Basic and diluted	$ 24.44	|	$ (0.31)	$ (0.92)	$ (2.17)	$ (26.89)	$ (30.29)
	========	|	========	========	=======	=======	=======
Net income (loss) income per common and common equivalent share:		| |
|
Basic and diluted	$ 24.32	|	$ 0.08	$ (0.30)	$ (2.05)	$ (41.54)	$ (43.80)
	========	|	========	========	=======	=======	=======

(1)

In accordance with SFAS No. 144, we have reclassified all activity related to the operations of divested buildings for the year ended December 31, 2003 and the ten months ended December 31, 2002 to discontinued operations. Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and (loss) gain on discontinued operations will not reflect the amounts filed previously in our Form 10-Q with the SEC. However, net income remains the same.

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

/s/  Arthur Andersen LLP
    Arthur Andersen LLP

Albuquerque, New Mexico
March 18, 2002

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Column A	Column B		Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Additions Charged to Other Accounts		Deductions Other		Balance at End of Period
Reorganized Company
Year ended December 31, 2003:
Allowance for doubtful accounts	$ 45,905	$ 18,114	(1)	$ 23,675	(3)	$ (20,586)	(4)	$ 67,108
	=======	======		=======		======		=====
Notes receivable reserve	$ 6,419	$ 959	(1)	$ -		$ (133)	(4)	$ 7,245	(2)
	=======	======		=======		======		=====
Reserve for assets held for sale	$ -	$ -		$ -		$ -		$ -
	=======	======		=======		======		=====
Corporate restructure reserve	$ -	$ -		$ -		$ -		$ -
	=======	======		=======		======		=====

Reorganized Company
For the Ten Months Ended December 31, 2002:
Allowance for doubtful accounts	$ 68,723	$ 13,639	(1)	$ -		$ (36,457)		$ 45,905
	=======	=====		=======		======		=====
Notes receivable reserve	$ 5,321	$ 1,148	(1)	$ -		$ (50)		$ 6,419	(2)
	=======	=====		=======		======		=====
Reserve for assets held for sale	$ 4,820	$ 1,021		$ -		$ (5,841)		$ -
	=======	=====		=======		======		=====
Corporate restructure reserve	$ 2,676	$ -		$ -		$ (2,676)		$ -
	=======	=====		=======		======		=====
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Predecessor Company
For the Two Months Ended February 28, 2002:
Allowance for doubtful accounts	$ 73,819	$ 417	(1)	$ 175	(3)	$ (5,688)	(4)	$ 68,723
	======	=====		=======		======		======
Notes receivable reserve	$ 6,216	$ -		$ -		$ (845)	(4)	$ 5,321	(2)
	======	=====		=======		======		======
Reserve for assets held for sale	$ 12,904	$ (7,339	)(5)	$ -		$ (745)	(6)	$ 4,820
	======	=====		=======		======		======
Corporate restructure reserve	$ 905	$ 3,843	(7)	$ (905)	(8)	$ (1,167)	(9)	$ 2,676
	======	=====		=======		======		======
Predecessor Company
Year ended December 31, 2001:
Allowance for doubtful accounts	$ 128,106	$ 22,435	(1)	$ -		$ (76,722)		$ 73,819
	======	=====		=======		======		=======
Notes receivable reserve	$ 1,979	$ 3,537	(1)	$ 700		$ -		$ 6,216	(2)
	======	=====		=======		======		=======
Reserve for assets held for sale	$ 233,746	$ 14,442		$ -		$ (235,284)		$ 12,904
	======	=====		=======		======		=======
Corporate restructure reserve	$ 729	$ 1,064		$ -		$ (888)		$ 905
	=======	=====		=======		======		=======
4
(1)	Charges included in provision for losses on accounts receivable.

(2)	Included in the note receivable reserve are the following:
$736, $1,174, $1,671 and $2,566 recorded as allowance for other receivable, net, current as of December 31, 2003, December 31, 2002, February 28, 2002 and December 31, 2001, respectively; and
$6,509, $5,245, $3,650, and $3,650 recorded as allowance for note receivable, long-term as of December 31, 2003, December 31, 2002, February 28, 2002 and December 31, 2001, respectively.
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