Form 10-Q
period 2004-03-31
SUN HEALTHCARE GROUP INC
filed 2004-05-07
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     As of May 4, 2004, there were 15,319,818 shares of the Registrant's $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended March 31, 2004

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of March 31, 2004 (unaudited)
	As of December 31, 2003

	Consolidated Statements of Operations	5
	For the three months ended March 31, 2004 (unaudited)
	For the three months ended March 31, 2003 (unaudited)

	Consolidated Statements of Cash Flows	6
	For the three months ended March 31, 2004 (unaudited)
	For the three months ended March 31, 2003 (unaudited)

	Notes to the Consolidated Financial Statements	7-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-33

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities; Use of Proceeds and Issuer Purchase of Equity Securities	35

Item 6.	Exhibits and Reports on Form 8-K	35-36

Signature		37

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 37,995	$ 25,574
Accounts receivable, net of allowance for doubtful accounts of $65,028 at March 31, 2004 and $67,108 at December 31, 2003	109,603	109,775
Inventories, net	3,573	3,695
Other receivables, net of allowance of $688 at March 31, 2004 and $1,174 at December 31, 2003	8,115	1,577
Assets held for sale	3,058	3,022
Restricted cash	30,834	33,699
Prepaids and other assets	4,752	4,742

Total current assets	197,930	182,084

Property and equipment, net	59,508	59,532
Notes receivable, net of allowance of $5,943 at March 31, 2004 and $5,245 at December 31, 2003	945	440
Goodwill, net	3,834	3,834
Restricted cash, non-current	34,003	33,920
Other assets, net	18,611	20,588

Total assets	$ 314,831	$ 300,398
	==========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)
	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
Current liabilities:
Current portion of long-term debt	$ 9,748	$ 24,600
Accounts payable	37,958	46,339
Accrued compensation and benefits	37,009	41,333
Accrued self-insurance obligations	59,818	59,029
Income taxes payable	14,431	14,470
Liabilities held for sale	1,277	-
Other accrued liabilities	55,388	53,690

Total current liabilities	215,629	239,461

Accrued self-insurance obligations, net of current portion	136,832	138,072
Long-term debt, net of current portion	53,222	54,278
Unfavorable lease obligations	30,592	31,856
Other long-term liabilities	2,852	3,129

Total liabilities	439,127	466,796

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of March 31, 2004 and December 31, 2003	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 14,559,818 and 10,043,979 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	146	100
Additional paid-in capital	326,138	272,889
Accumulated deficit	(448,057)	(437,632)
	(121,773)	(164,643)
Less:
Unearned compensation	(2,523)	(1,755)
Total stockholders' deficit	(124,296)	(166,398)
Total liabilities and stockholders' deficit	$ 314,831	$ 300,398
	=========	=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
	(unaudited)	(unaudited)

Total net revenues	$ 211,474	$ 198,300
Costs and expenses:
Operating salaries and benefits	129,631	121,408
Self insurance for workers' compensation and general and professional liability insurance	13,147	9,746
Other operating costs	44,387	36,103
Facility rent expense	10,675	9,892
General and administrative expenses	16,476	19,259
Depreciation and amortization	1,810	1,881
Provision for losses on accounts receivable	2,702	1,392
Interest, net	2,116	4,383
Restructuring costs, net	835	1,720
Loss (gain) on sale of assets, net	21	(227)
Total costs and expenses	221,800	205,557
Loss before income taxes and discontinued operations	(10,326)	(7,257)
Income tax (benefit) expense	(1,286)	250
Loss before discontinued operations	(9,040)	(7,507)

Discontinued operations:
Loss from discontinued operations, net	(129)	(6,110)
(Loss) gain on disposal of discontinued operations	(1,256)	333
Loss on discontinued operations	(1,385)	(5,777)

Net loss	$ (10,425)	$ (13,284)

Basic and diluted earnings per common and common equivalent share:
Loss before discontinued operations	(0.75)	(0.75)
Loss on discontinued operations, net of tax	(0.11)	(0.58)
Net loss	$ (0.86)	$ (1.33)
	============	============

Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	12,113	10,020
	============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$ (10,425)	$ (13,284)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,810	3,341
Amortization of favorable and unfavorable lease intangibles	1,133	(2,584)
Provision for losses on accounts receivable	2,929	4,328
Loss (gain) on sale of assets, net	21	(227)
Loss (gain) on disposal of discontinued operations, net	1,256	(333)
Restricted stock compensation	245	337
Other, net	150	120
Changes in operating assets and liabilities:
Accounts receivable, net	314	7,875
Inventories, net	8	239
Other receivables, net	(6,862)	972
Restricted cash	2,864	(3,167)
Prepaids and other assets	(1,768)	5,798
Accounts payable	(8,436)	240
Accrued compensation and benefits	(4,692)	3,793
Accrued self-insurance obligations	(506)	11,851
Income taxes payable	(38)	(1,187)
Other accrued liabilities	(644)	8,966
Other long-term liabilities	(261)	66
Net cash (used for) provided by operating activities before reorganization costs	(22,902)	27,144
Net cash paid for reorganization costs	(455)	(1,316)
Net cash (used for) provided by operating activities	(23,357)	25,828

Cash flows from investing activities:
Capital expenditures, net	(1,862)	(6,322)
Repayment of long-term notes receivable	10	418
Net cash used for investing activities	(1,852)	(5,904)

Cash flows from financing activities:
Net payments under Revolving Loan Agreement	(13,091)	(10,213)
Long-term debt repayments	(1,545)	(2,314)
Net proceeds from issuance of common stock	52,266	-
Net cash provided by (used for) financing activities	37,630	(12,527)
Net increase in cash and cash equivalents	12,421	7,397
Cash and cash equivalents at beginning of period	25,574	21,013
Cash and cash equivalents at end of period	$ 37,995	$ 28,410
	=============	=============

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

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. Inpatient services represent the most significant portion of our business. As of March 31, 2004, we operated 108 long-term care facilities in 14 states.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at March 31, 2004 and December 31, 2003, the consolidated results of our operations and the consolidated cash flows for the three months ended March 31, 2004 and 2003, respectively. We believe that all adjustments are of a normal and recurring nature. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Reclassification

     Certain reclassifications have been made to the prior period financial statements to confirm to the 2004 financial statement presentation.

(2)  Basis of Reporting and Current Operating Environment

     For the three months ended and as of March 31, 2004, our net loss was $10.4 million and our working capital deficit was $17.7 million. Our working capital position was significantly improved in February 2004 as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants and paying off the outstanding loan balance under our revolving senior loan agreement. In May 2004, our working capital position was further improved upon the restructuring of $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced, $3.0 million was paid off, and $3.7 million was forgiven. As of March 31, 2004, the $14.5 million was reclassified into long-term debt, net of current portion, and the $3.7 million to be forgiven continues to be classified as a current obligation and will be recognized in the consolidated financial statements for the second quarter of 2004. See "Note 13 - Subsequent Events."

     As of March 31, 2004, we had cash and cash equivalents of approximately $38.0 million, no outstanding balance under our revolving loan agreement and approximately $22.3 million of funds available for borrowing under our Revolving Loan Agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We have reached agreement with substantially all of our landlords regarding the disposition of past due rent on our divested or to be divested facilities. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). The new master lease also effects the settlement of a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining a compromised portion of those amounts into "deferred base rent" that is not currently due or payable. Such deferred base rent accrues interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%) through January 2008, at which time interest becomes payable monthly. However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $3.3 million charge recorded in loss on disposal of discontinued operations. See "Note 13 - Subsequent Events."

(3)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of March 31, 2004 on borrowings under the Revolving Loan Agreement was approximately 5.25%.  The weighted average borrowing interest rate for the period from January 1, 2004 through March 31, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of March 31, 2004 was $47.2 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of March 31, 2004, we were in compliance with these ratios. As of March 31, 2004, we had issued approximately $24.9 million in letters of credit, which includes $4.6 million of overlapping letters of credit, leaving approximately $22.3 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

(4)  Long-Term Debt

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	March 31, 2004	December 31, 2003

Revolving Loan Agreement	$ -	$ 13,091
Mortgage notes payable due at various dates through 2014, interest at rates from 8.0% to 11.4%, collateralized by various facilities	46,731	48,277
Industrial Revenue Bonds	7,255	7,450
Other long-term debt	8,984	10,060
Total long-term debt	62,970	78,878
Less amounts due within one year	(9,748)	(24,600)

Long-term debt, net of current portion	$ 53,222	$ 54,278
	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The scheduled or expected maturities of long-term debt as of March 31, 2004, which reflects the May 2004 refinanced terms of certain debt, were as follows (in thousands):

March 31, 2004
2005	$ 9,748
2006	16,307
2007	18,913
2008	1,376
2009	1,463
Thereafter	15,163
$ 62,970
==========

(5)  Discontinued Operations and Assets and Liabilities Held for Sale

(a) Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the results of operations of the disposed assets for the three months ended March 31, 2004 have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     Inpatient Services: During the three months ended March 31, 2004, we divested two skilled nursing facilities in accordance with our restructuring plan.

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

     Other Operations: On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and up to $0.5 million to be paid in cash in December 2004. In addition, we sold the Washington and Oregon mobile radiology operations for $0.2 million in October 2003.

     The following tables set forth a summary of the discontinued operations for the three months ended March 31, (in thousands):

	2004					2003
	Inpatient Services	Pharmaceutical Services	Other	Total		Inpatient Services	Pharmaceutical Services	Other	Total

Net operating revenues	$ 1,328	$ -	$ -	$ 1,328	|	$ 219,224	$ 52,879	$ 449	$ 272,552
	======	===========	======	==========	|	=======	===========	=======	==========
|
Pretax (loss) income	$ (889)	$ 781	$ (21)	$ (129)	|	$ (8,161)	$ 2,883	$ (832)	$ (6,110)
|
(Loss) gain on disposal of discontinued operations	(1,458)	184	18	(1,256)	| |	333	-	-	333
	======	===========	======	==========	|	=======	==========	=======	==========
(Loss) income on discontinued operations	$ (2,347)	$ 965	$ (3)	$ (1,385)	| |	$ (7,828)	$ 2,883	$ (832)	$ (5,777)
	======	===========	======	==========	|	=======	==========	=======	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b) Assets Held for Sale

     As of March 31, 2004, assets held for sale consisted of three undeveloped parcels of land and a vacant office building valued at $2.4 million and artwork valued at $0.7 million, each of which is reflected in our Corporate segment within our consolidated financial statements, and each of which we expect to sell during 2004.

(c) Liabilities Held for Sale

     As of March 31, 2004, liabilities held for sale consisted of $1.3 million related to the mortgage on a skilled nursing facility, reflected in our Inpatient Services segment within our consolidated financial statements, which we expect to sell during 2004.

(6)  Commitments and Contingencies

(a) Insurance

     We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. In addition, in certain states in which we operate, state law prohibits insurance coverage for punitive damages arising from general and professional liability litigation, and we could be held liable for punitive damages in those states. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, which amounts we are responsible for funding, and we obtained excess insurance policies for claims above those amounts. The programs had the following coverages that we were responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level; and (iii) for claims made in 2004, $5.0 million per claim with excess coverage of $5.0 million above this level. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. For the years 2001 through 2004, these reserves are provided on an undiscounted basis. We estimate our range of exposure at March 31, 2004 is $110.9 million to $135.5 million and we anticipate that the range will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At March 31, 2004, the discounting of these policy periods resulted in a reduction to our reserves of $5.4 million. We estimate our range of exposure at March 31, 2004 is $62.8 million to $76.8 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision for loss for insurance risks for the three months ended March 31 were as indicated (in thousands):

	2004	2003
Professional liability:
Continuing operations	$ 7,254	$ 5,552
Discontinued operations	102	10,317
	$ 7,356	$ 15,869
	==========	==========
Workers' Compensation
Continuing operations	$ 5,893	$ 4,194
Discontinued operations	47	5,607
	$ 5,940	$ 9,801
	==========	==========

     A summary of the assets and liabilities related to insurance risks at March 31, 2004 and December 31, 2003 were as indicated (in thousands):
	March 31, 2004			|	December 31, 2003
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets (1)				|
Restricted cash				|
Current	$ 4,231	$ 22,407	$ 26,638	|	$ 5,025	$ 22,407	$ 27,432
Non-current	-	31,056	31,056	|	-	31,002	31,002
	$ 4,231	$ 53,463	$ 57,694	|	$ 5,025	$ 53,409	$ 58,434
	==========	==========	===========	|	===========	===========	==========
Liabilities (2)				|
Self-insurance liabilities				|
Short-term	$ 31,323	$ 22,407	$ 53,730	|	$ 30,740	$ 22,407	$ 53,147
Long-term	91,384	45,448	136,832	|	90,960	47,112	138,072
	$ 122,707	$ 67,855	$ 190,562	|	$ 121,700	$ 69,519	$ 191,219
	===========	==========	===========	|	===========	===========	==========

(1)	Total restricted cash excludes $7,143 and $9,185 at March 31, 2004 and December 31, 2003, respectively, held for bank collateral, various mortgages and bond payments
(2)	Total self-insurance liabilities exclude $6,088 and $5,882 at March 31, 2004 and December 31, 2003, respectively, related to our health insurance liabilities

(b) Restricted Cash

     Restricted cash, included in current assets, as of March 31, 2004 and December 31, 2003, was $30.8 million and $33.7 million, respectively, related to our funding of self insurance obligations and various escrow and bond commitments. Of the $30.8 million restricted as of March 31, 2004, $22.4 million was held for workers' compensation claim payments, $4.2 million was held for the payment of patient care liability claims and settlements and $4.2 million was held for bank collateral, various mortgages and bond payments. Of the $33.7 million restricted as of December 31, 2003, $22.4 million was held for workers' compensation claim payments, $5.0 million was held for the payment of patient care liability claims and settlements and $6.3 million was held for bank collateral, various mortgages and bond payments.

     Non-current restricted cash as of March 31, 2004 and December 31, 2003 was $34.0 million and $33.9 million, respectively. Of the $34.0 million restricted as of March 31, 2004, $31.1 million was related to our funding of future workers' compensation self-insurance obligations and $2.9 million was maintained to repay a mortgage. Of the $33.9 million restricted as of December 31, 2003, $31.0 million was related to our funding of self-insurance obligations and $2.9 million was maintained to repay a mortgage.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Capital Stock

(a) Common Stock

     As of March 31, 2004, we had issued approximately 9,894,586 shares of our common stock in connection with our emergence from proceedings under chapter 11 of title 11 of the United States Code, 240,000 shares of our common stock pursuant to the 2002 Management Equity Incentive Plan and 4,425,232 shares of our common stock in a private placement in February 2004. As of March 31, 2004, we expect to issue up to an additional 105,414 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with our emergence from bankruptcy, which was effective February 28, 2002. The fair value of the additional common stock to be issued is approximately $2.8 million valued at $27.00 per share by our reorganization plan and is recorded in other long-term liabilities in the March 31, 2004 consolidated balance sheet. On May 4, 2004, the closing price of our common stock on Nasdaq was $8.90 per share.

(b) Warrants and Conversion Rights

     In April 2002, we issued warrants to purchase approximately 500,000 shares of our common stock to the holders of our senior subordinated notes prior to emergence from bankruptcy. The warrants have a strike price of $76 per share and are exercisable over a three-year period. The fair value of the warrants was estimated to be $1.8 million and is recorded in additional paid in capital in the March 31, 2004 consolidated balance sheet.

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants have an exercise period of five years.

     In April 2004, we issued 760,000 shares of our common stock and $0.5 million in cash to Omega Healthcare Investors, Inc. ("Omega") upon Omega's exercise of its right to convert approximately $7.8 million of deferred base rent into our common stock.

(c) Stock Option Plans

     In February 2002, we adopted the 2002 Management Equity Incentive Plan, which allows for the issuance of up to 900,000 shares of our common stock. As of March 31, 2004, our officers held options to purchase 660,000 shares under this plan and we had issued 240,000 shares of common stock awards.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan, which, as amended in August 2002, allows for the issuance of up to 160,000 options to purchase shares of our common stock. As of March 31, 2004, our directors held options to purchase 80,000 shares under this plan.

     As of March 31, 2004, we had outstanding options covering an aggregate of 740,000 shares of our common stock to our officers and directors, of which, 700,000 shares were issued at a strike price of $27.00 per share and expire in 2009 and 40,000 shares were issued at a strike price of $11.25 per share and expire in 2011. The strike prices were equal to or greater than the estimated market value at date of issuance. Of those options, 450,000 vest over a four-year period, with 20% vesting upon issuance and the remaining portion vesting ratably over the first four anniversary dates. The remaining 290,000 options vest 25% per year on the first four anniversary dates.

     In March 2004, our Board of Directors approved the amended and restated 2004 Equity Incentive Plan (the "2004 Plan") (formerly known as the 2002 Management Equity Incentive Plan), subject to stockholder approval at the Annual Meeting of stockholders to be held on May 19, 2004. Under the 2004 Plan, an additional 1.2 million shares are authorized for issuance as awards.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), issued on December 31, 2002, provides companies alternative methods to transitioning to Statement of Financial Accounting Standards No. 123, Stock-Based Compensation ("SFAS No. 123"), fair value method of accounting for stock-based employee compensation and amends certain disclosure requirements. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation but does require all companies to meet the disclosure provisions. We currently do not recognize compensation expense for our stock option grants, which are issued at fair market value on the date of grant and accounted for under the intrinsic value method, APB No. 25.

       Net loss as reported includes amortization of unearned compensation of $0.2 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net loss and diluted net loss per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Net loss as reported	$(10,425)	$(13,284)

Stock option compensation expense, net of $0 tax	(127)	(133)

Net loss (pro forma)	$(10,552)	$(13,417)
	==============	=============
Net loss per share:
Basic and diluted:
Net loss as reported	$(0.86)	$(1.33)
Stock option compensation expense, net of $0 tax	(0.01)	(0.01)
Net loss pro forma	$(0.87)	$(1.34)
	==============	=============

(8)  Earnings per Share

     Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the three months ended March 31, 2004 include the common shares issued in connection with emergence from bankruptcy, 105,414 common shares outstanding to be issued once the prepetition claims are finalized, the common shares issued in connection with our private placement in February 2004 and the common shares issued as common stock awards. See "Note 7 - Capital Stock."

     Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and, if dilutive, includes the assumption that our restricted common stock was converted as of the beginning of the period. In periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. As we had a net loss for the three months ended March 31, 2004 and 2003, our stock options were anti-dilutive.

(9)  Income Taxes

     The provision for income taxes is based upon management's estimate of taxable income or loss for each respective accounting period. We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognized as deferred tax assets the future tax benefits from net operating loss ("NOL"), capital loss, and tax credit carryforwards. A valuation allowance was provided for deferred tax assets as it is more likely than not that some portion or all of the net deferred tax assets will not be realized in the near future.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The current benefit for income taxes of $1.3 million for the three months ended March 31, 2004 consisted of $1.4 million of IRS refunds received due to NOL carrybacks less $0.1 million of estimated state income tax liability for this period. The current provision for income taxes of $0.3 million for the three months ended March 31, 2003 was based on estimated state income tax liability for that period. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

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

     After considering the reduction in tax attributes discussed above, we have federal NOL carryforwards of $1.0 billion with expiration dates from 2004 through 2023. Various subsidiaries have state NOL carryforwards totaling $967.3 million with expiration dates through the year 2023. In addition, we have capital loss carryforwards of $272.6 million, of which $10.1 million, $260.4 million and $2.1 million will expire in 2004, 2006, and 2007, respectively. Our alternative minimum tax credit carryforward of $4.3 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2004 through 2022.

      Internal Revenue Code Section 382 imposes a limitation on the use of a company's NOL carryforwards and other losses when the company has an ownership change. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year testing period beginning on the first day following the change date for an earlier ownership change. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months.

     Our reorganization under the Bankruptcy Code effective February 28, 2002, constituted an ownership change under Section 382 of the Internal Revenue Code. Therefore, the use of any of our losses and tax credits generated prior to that date which remain after attribute reduction are subject to the limitations described in Section 382. Our application of the rules under Section 382 and Section 108 is subject to challenge upon IRS review. A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to 2003.

     We have had significant changes in the ownership of our stock since our emergence from bankruptcy as a result of our private placement of common stock and accompanying warrants, and changes in the holdings of our 5% or more shareholders. A second ownership change has not yet occurred, and at this time we are not aware of any events that would result in a second ownership change. However, future acquisitions and/or capital needs may necessitate the issuance of additional shares which could trigger such a change. In addition, subsequent changes in the holdings of current or future 5% or more shareholders could result in a second ownership change. The resulting base Section 382 limitation that would be imposed on us upon a second ownership change to limit the use of our tax attributes for federal income tax purposes would depend on our value at that time as calculated under the applicable Treasury Regulations.

(10)  Other Events

(a)  Litigation

     In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we have violated the terms of the Permanent Injunction and Final Judgement (the "PIFJ") we entered in during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA has continued to allege that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA has requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested a significant but unspecified cash penalty. We continue our dialogue with the BMFEA and believe that we are in fact in compliance with the PIFJ. It is not clear whether the BMFEA will assert that a material sum is due or payable and no estimate can be made of any amount that the BMFEA may ultimately seek. An adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter vigorously.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In January 2004, 11 current and one former employee of SunBridge Care and Rehab for Escondido-East were arraigned on charges brought by the California Attorney General, through the California Department of Justice, alleging that the defendants permitted an elderly woman under their care to be placed in a situation in which her health was endangered in circumstances likely to produce great bodily harm or death. Ten of the twelve defendants were also charged with a misdemeanor count of falsifying paperwork with fraudulent intent. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that is operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing. We continue our ongoing efforts to work in cooperation with the California Department of Justice during the course of their investigation.

     We do not know whether the BMFEA will ultimately assert that the Company is in violation of the PIFJ and, if so, what actions the BMFEA may take. There can be no assurance that there will not be an adverse outcome in these matters, or that additional charges will not be filed against the 12 employees, other employees, Care Enterprises West or any of its affiliates, or any officers and directors. We are unable to estimate any amount that the BMFEA may ultimately seek from us, or the cost to us resulting from an adverse outcome in this matter, although an adverse outcome in these matters could have a material adverse effect on our financial position, results of operations and cash flows.

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

(b)  Reimbursement Matters

     In the ordinary course of business, fiscal intermediaries and Medicaid agencies examine cost reports filed by our skilled nursing facilities. If, as a result of any such examination, it is concluded that overpayments were made, we would be held financially responsible for such overpayments. At this time we are unable to predict the outcome of any existing or future examinations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During a routine compliance audit of a division of SunAlliance, our laboratory and radiology services subsidiary that has estimated annual revenues of approximately $45.0 million, we discovered billing problems related to a 2003 billing system conversion. Based upon our preliminary findings, a revenue adjustment for one laboratory in the division of $3.3 million for the prior year was recorded in March 2004. The billing system problems that we identified were isolated to the one laboratory, have now been fully corrected and no other operations were impacted.

(11)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

     As of December 31, 2003, we had changed the composition of our segments, and therefore, we restated the previously reported segment information for the three months ended March 31, 2003 to be consistent with the year-end reporting structure. The change includes new segments for Medical Staffing, Home Health, and Laboratory and Radiology, which previously were categorized in the Other segment, and removal of the Pharmaceutical Services as they were sold in July of 2003.

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and other of our direct and indirect subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At March 31, 2004, we operated 108 long-term care facilities (consisting of 91 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,991 licensed beds as compared with 217 facilities with 24,274 licensed beds at March 31, 2003.

Rehabilitation Therapy Services: This segment provides, through SunDance Rehabilitation Corporation ("SunDance"), physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. At March 31, 2004, this segment provided services to 428 facilities, of which 335 were nonaffiliated and 93 were affiliated, as compared to 550 facilities at March 31, 2003, of which 335 were nonaffiliated and 215 were affiliated.

Medical Staffing Services: This segment provides temporary medical staffing, primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). For the three months ended March 31, 2004, CareerStaff derived approximately 17.8% of its revenues from schools and governmental agencies, 51.1% from hospitals and other providers and 31.1% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of March 31, 2004, CareerStaff had 36 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and one division office, which specialized in the placement of temporary traveling therapists and nurses in smaller cities and rural areas.

Home Health Services: This segment provides skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates three licensed pharmacies in California.

Laboratory and Radiology Services: This segment provides mobile radiology and medical laboratory services in Arizona, California, Colorado and Massachusetts to skilled nursing facilities, primarily through SunAlliance Healthcare Services, Inc. ("SunAlliance").

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable and property and equipment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Our reportable segments are strategic business units that provide different products and services. They are managed separately, among other reasons, because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
For the Three Months Ended March 31, 2004

Total net revenues	$149,403	$36,594	$14,330	$13,786	$6,363	$32	$(9,034)	$211,474	$1,328

Operating salaries and benefits	76,128	25,678	11,190	10,137	6,498	-	-	129,631	914

Self insurance for workers' compensation and general and professional liability insurance	11,515	246	260	588	454	84	-	13,147	148

Other operating costs	42,300	5,266	1,163	1,492	3,199	1	(9,034)	44,387	119

General and administrative expenses	2,982	822	766	260	203	11,443	-	16,476	23

Provision for losses on accounts receivable	1,051	897	330	75	349	-	-	2,702	227

Segment operating income (loss)	$15,427	$3,685	$621	$1,234	$(4,340)	$(11,496)	$-	$5,131	$(103)

Facility rent expense	9,584	218	223	451	199	-	-	10,675	14

Depreciation and amortization	1,225	110	44	147	160	124	-	1,810	-

Interest, net	868	(2)	1	2	-	1,247	-	2,116	12
Net segment income (loss)	$3,750	$3,359	$353	$634	$(4,699)	$(12,867)	$-	$(9,470)	$(129)
	======	======	======	======	======	======	========	========	========

Intersegment revenues	$(150)	$8,504	$556	$-	$124	$-	$(9,034)	$-	$-

Identifiable segment assets	$134,182	$30,798	$10,234	$10,711	$13,841	$472,981	$(360,444)	$312,303	$2,528

Segment capital expenditures	$972	$27	$7	$25	$189	$607	$-	$1,827	$35

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, (loss) gain on sale of assets, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, (loss) gain on sale of assets, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

For the Three Months Ended March 31, 2003

Total net revenues	$138,965	$34,902	$15,086	$13,761	$10,202	$29	$(14,645)	$198,300	$272,551

Operating salaries and benefits	71,550	22,862	11,213	10,064	5,716	3	-	121,408	148,526

Self insurance for workers' compensation and general and professional liability insurance	8,251	509	288	449	244	5	-	9,746	15,924

Other operating costs	38,410	4,972	3,085	1,496	2,777	8	(14,645)	36,103	83,749

General and administrative expenses	3,880	918	523	213	-	13,725	-	19,259	2,927

Provision for losses on accounts receivable	1,689	(643)	(43)	(21)	412	(2)	-	1,392	2,936

Segment operating income (loss)	$15,185	$6,284	$20	$1,560	$1,053	$(13,710)	$-	$10,392	$18,489

Facility rent expense	8,878	194	225	438	157	-	-	9,892	22,933

Depreciation and amortization	1,292	307	15	129	140	(2)	-	1,881	1,460

Interest, net	804	(8)	-	-	-	3,587	-	4,383	206
Net segment income (loss)	$4,211	$5,791	$(220)	$993	$756	$(17,295)	$-	$(5,764)	$(6,110)
	======	======	======	======	======	======	======	======	======

Intersegment revenues	$(138)	$11,366	$2,807	$-	$610	$-	$(14,645)	$-	$-

Identifiable segment assets	$142,793	$27,441	$11,108	$12,627	$10,494	$486,014	$(366,890)	$323,587	$152,559

Segment capital expenditures	$1,514	$58	$39	$-	$180	$2,128	$-	$3,919	$2,403

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, (loss) gain on sale of assets, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, (loss) gain on sale of assets, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Income or Loss and Segment Assets

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see our 2003 Form 10-K filing - Note 3). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following tables reconcile net segment loss to consolidated loss before income taxes and discontinued operations:

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Net segment loss	$ (9,470)	$ (5,764)
Restructuring costs	835	1,720
Loss (gain) on sale of assets, net	21	(227)
Loss before income taxes and discontinued operations	$ (10,326)	$ (7,257)
	=========	=========

(12) Restructuring Costs

     We commenced our restructuring in January 2003 and substantially completed the restructuring in the fourth quarter of 2003. We expect to complete the remaining restructuring in the second quarter of 2004. We adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), for all divestiture activities initiated after December 31, 2002. Under SFAS No. 146, there are four major types of costs associated with our restructuring: one-time termination benefits, contract termination, facility consolidation and professional fees. We have recognized these expenses in the income statement line "restructuring costs" as they are incurred. All of the costs are under the Corporate reportable segment. We have no liability account associated with this restructuring activity because all of the related expenses were paid when incurred. The following table sets forth the costs related to the restructuring activity in detail (in thousands).

Major Type of Restructuring Cost	Three Months Ended March 31, 2004 (1)	Cumulative Amount Incurred to Date (2)	Total Expected Restructuring Costs (3)

One-time termination benefits	$ 127	$ 1,051	$ 1,100
Contract terminations (4)	-	4,885	4,885
Facility consolidation	-	122	122
Professional fees	708	9,454	10,000
Total	$ 835	$ 15,512	$ 16,107
	============	=============	============

(1) Amount incurred in the period
(2) Cumulative amount incurred for restructuring period to date
(3) Aggregate amount expected to be incurred during entire restructuring
(4) Included costs related to the termination of bank loans

(13) Subsequent Events

     During the period of April 1, 2004 to April 30, 2004, we divested two long-term care facilities.

     In April 2004, we issued 760,000 shares of our common stock and $0.5 million in cash to Omega Healthcare Investors, Inc. ("Omega") upon Omega's exercise of its right to convert approximately $7.8 million of deferred base rent into our common stock.

     In May 2004, we restructured $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced, $3.0 million was paid off, and $3.7 million was forgiven.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In April 2004, we entered into an option agreement to purchase 100% of the ownership interests of nine entities that collectively own nine facilities in New Hampshire that our subsidiaries lease and operate. We currently own 5% of the ownership interests in eight of those landlord entities. The options are exercisable from 2004 to 2010 and require the payment of approximately $10.7 million, which amount is subject to reduction in an amount up to $2.1 million to the extent that a refinancing of four of the facilities results in a reduction of the landlord entities' debt payments. If no such refinancings are completed, the option price will be reduced by $165,000 in 2004 and $330,000 each year thereafter. The option price is further offset in 2010 whereby the payment to acquire the final percentage interests will be made up in part by our release of our $1.2 million security deposit under the respective leases for the nine Facilities. In the event that we do not exercise the options, the owner of these entities has put rights expiring at December 31, 2010 that, if exercised, would require us to purchase its ownership interests in those entities at the same purchase price as we would pay under the option agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Factors That Will Affect Our Future Financial Condition and Results of Operations

     References throughout this document to the Company include Sun Healthcare Group, Inc. and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

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

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

-	the financial performance of our facilities is dependent in part on Medicare and Medicaid reimbursements which could materially and adversely decrease in the future;
-	we continue to be self-insured for workers' compensation, health insurance and general and professional liability, and our costs associated with such insurances continue to increase;
-	government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations, could have an adverse impact to us;
-	we have patient care liabilities and other claims asserted against us (See "Note 10 - Other Events");
-

the Bureau of Medi-Cal Fraud and Elder Abuse ("the BMFEA") continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment (See "Note 10 - Other Events");

-	we are regularly scrutinized by other governmental agencies with respect to the operation of our healthcare facilities (See "Note 10 - Other Events");
-	we operate in a competitive environment;
-	it is difficult to recruit and retain qualified employees in the long-term care industry; and
-

the financial performance of our facilities is dependent in part on the occupancy percentages of the facilities, and there can be no assurance that our average occupancy percentage will remain at or above 90%.

     See "Item 1 - Business" for a discussion of various circumstances affecting us, in particular, governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The risks and uncertainties described above and under "Item 1 - Business" are not the only ones facing us. You should carefully consider the risks described herein before making any investment decision to buy securities of Sun Healthcare Group, Inc. There may be additional material risks that we do not presently know of or that we currently expect to be immaterial. If any of the foregoing risks or the risks described below actually occur, our business, financial position, results of operations and cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Overview

Current Liquidity.    For the three months ended and as of March 31, 2004, our net loss was $10.4 million and our working capital deficit was $17.7 million. Our working capital position was significantly improved in February 2004 as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants and paying off the outstanding loan balance under our revolving senior loan agreement. In May 2004, our working capital position was further improved upon the restructuring of $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced, $3.0 million was paid off, and $3.7 million was forgiven. As of March 31, 2004, the $14.5 million was reclassified into long-term debt, net of current portion, and the $3.7 million to be forgiven continues to be classified as a current obligation and will be recognized in the consolidated financial statements for the second quarter of 2004. See "Note 13 - Subsequent Events."

     As of May 4, 2004, we had cash and cash equivalents of approximately $26.5 million, no outstanding balance under our revolving loan agreement and approximately $34.9 million of funds available for borrowing under our revolving senior loan agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

Leases and Mortgages. We have reached agreement with substantially all of our landlords regarding the disposition of past due rent on our divested or to be divested facilities. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). The new master lease also effects the settlement of a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining a compromised portion of those amounts into "deferred base rent" that is not currently due or payable. Such deferred base rent accrues interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%) through January 2008, at which time interest becomes payable monthly. However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $3.3 million charge recorded in loss on disposal of discontinued operations. See "Note 13 - Subsequent Events."

     On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to investors. We received net proceeds of approximately $52.3 million in the private placement. We sold approximately 4.4 million shares of our common stock, and warrants to purchase approximately 2.0 million shares of our common stock (inclusive of warrants paid to the placement agent). The price paid by investors was $12.70 per unit, except for 155,400 units sold at $12.87 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock with a warrant exercise period of five years.

Restructuring. We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through March 31, 2004, we had divested 129 facilities and had identified seven facilities that we would seek to transition to new operators. During the fifteen months ended March 31, 2004, we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. As of March 31, 2004, we were released of our obligations to pay approximately $13.6 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $14.9 million of withheld rent, (i) $4.3 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $7.3 million was included in settlements with landlords, (iii) $2.8 million was offset by security deposits that were used toward unpaid rent and (iv) $0.5 million was paid for unsecured claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Regulatory and Reimbursement Matters

Medicare. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into one of 44 resource utilization group ("RUG") categories that are based upon each patient's acuity level.

     In 1999 and 2000, refinements were made to the 1997 Act that restored substantial Medicare funding to skilled nursing facilities and other healthcare providers that was originally eliminated by the 1997 Act. Two of those refinements remain in place today: a 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care. These two add-ons are scheduled to expire when the Centers for Medicare and Medicaid Services ("CMS") releases refinements to the current RUG payment system. We do not expect for the refinements to be implemented earlier than October 1, 2005, thus leaving the current classification system and add-ons in place for at least fiscal year 2004 (October 1, 2003-September 30, 2004). When the refinements are implemented, the add-ons may be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced by new payment rates, we estimate that per beneficiary per diems would decrease by approximately $24.99 per patient day. For the quarter ended March 31, 2004, we generated approximately $2.7 million in revenues related to these two add-ons. This loss would have a material adverse effect on our financial position, results of operations and cash flows.

     CMS issued two increases in nursing facility rates effective October 1, 2003: a 3.0% increase of the annual update to the market basket and an additional 3.3% market basket increase to correct the underestimate of the market basket forecast in prior years. We estimate our Medicare revenues increased approximately $2.1 million ($19.83 per patient day) for the three months ended March 31, 2004 as a result of the combined increases.

     CMS proposed a significant change for the reimbursement of Medicare Part A bad debts that would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting year beginning October 1, 2003, 20% for cost reporting year beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. We estimate that our Medicare revenues will decrease by approximately $0.7 million ($1.89 per patient day) in 2004, $1.5 million ($3.78 per patient day) in 2005, and $2.2 million ($5.68 per patient day) in 2006 if the proposed changes are implemented.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy, referred to as therapy caps. The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") placed a moratorium on the therapy caps and it expired on June 30, 2003. As a result of litigation in Federal District Court, CMS agreed to delay implementation of the therapy caps, until September 1, 2003. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. For the period in which the moratorium was not in place (September 1, 2003 to December 7, 2003), we estimate the application of the therapy cap reduced rehabilitation therapy services' revenue by $4.7 million and our inpatient services' revenue by $0.4 million.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. The federal spending bill for fiscal 2003 allowed CMS to provide a 1.6% increase to the payment fee. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorized a 1.5% increase for fiscal year 2004. We estimate the increase resulted in an estimated $0.2 million increase in revenue for the three months ended March 31, 2004.

     Our home health Medicare payment rates increased 3.3% for the 2004 Federal fiscal year (October 1, 2003 to September 30, 2004), which we estimate increased first quarter 2004 Medicare revenues by $0.3 million. Additionally, as nonaffiliated healthcare providers that are serviced by our ancillary services operations, including our rehabilitative, and laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medicaid.  Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods. Each state in which we operate nursing facilities has its own unique Medicaid reimbursement program. Accordingly, these programs differ in many respects from state to state.

Most state Medicaid programs use cost based reimbursement systems that will reimburse a nursing facility for reasonable costs it incurs in providing care to its patients subject to a threshold. In some states, cost based reimbursement is subject to retrospective adjustment. In other states, such adjustments may be made through future reimbursement rates paid to the nursing facility. Some states may reimburse nursing facilities based upon cost from a prior base year, adjusted for inflation. In addition, some states' programs make payments to us based upon patient acuity.

     Several states that we operate in (Georgia, Washington, North Carolina and New Hampshire) have imposed a provider tax against nursing homes as a method of seeking to increase federal matching funds paid to those states for Medicaid. Those states could in turn use the matching funds to increase Medicaid reimbursement rates paid to nursing homes, although that is dependent upon the state's provider tax legislation. Georgia and Washington implemented a provider tax program and increased their Medicaid rates on July 1, 2003. CMS approved Georgia's provider tax on April 6, 2004 and Washington's provider tax is pending CMS' approval. North Carolina's provider tax program was approved by CMS on April 5, 2004, and it will result in Medicaid rate increases retroactive to October 1, 2003. New Hampshire is amending their provider tax legislation, and if the new legislation qualifies under CMS guidelines for Federal matching funds, it will result in a Medicaid rate increase. The amounts of the increase in Medicaid revenues, the provider tax expenses, and the net revenues recognized related thereto for continuing operations, for the year ended December 31, 2003, none of which related to the first three months of 2003, are set forth below (in millions):

	Increase in Medicaid Revenues	Provider Taxes Expense	Net Result of Increased Medicaid Revenues and Provider Tax Expense

Georgia (1)	$ 3.0	$ 1.3	$ 1.7
Washington (2)	$ 0.6	$ 0.5	$ 0.1
New Hampshire	$ 1.9	$ 1.1	$ 0.8

     The amounts of the increase in Medicaid revenues, the provider tax expenses, and the net revenues recognized related thereto for the three months ended March 31, 2004 are set forth below (in millions):

	Increase in Medicaid Revenues	Provider Taxes Expense	Net Result of Increased Medicaid Revenues and Provider Tax Expense

Georgia	$ 1.5	$ 0.7	$ 0.8
Washington	$ 0.3	$ 0.2	$ 0.1
North Carlina (1)	$ 1.3	$ 0.4	$ 0.9
New Hampshire	$ 0.6	$ 0.4	$ 0.2

___________
(1)

Although North Carolina has not yet issued rate letters, we have estimated that the North Carolina Medicaid rate increase will result in $1.8 million of increased Medicaid revenues for the six months ended March 31, 2004, of which we have recorded $0.9 million during the three months ended March 31, 2004 with the remainder to be recognized upon final confirmation.

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

     Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payment to our facilities and our therapy services business. There can be no assurance that payments under governmental programs will remain at levels comparable to present levels or will be adequate to cover the costs of providing services to patients eligible for assistance under such programs. Significant decreases in utilization and changes in reimbursement could have a material adverse effect on our financial condition, results of operations, and cash flows including the possible impairment of certain assets.

     We receive approximately 37.1% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the three months ended March 31, (in thousands):

	2004		2003

Inpatient Services	$ 149,403	70.7%	$ 138,965	70.1%
Rehabilitation Therapy Services	36,594	17.3%	34,902	17.6%
Medical Staffing Services	14,330	6.8%	15,086	7.6%
Home Health Services	13,786	6.5%	13,761	6.9%
Laboratory and Radiology Services	6,363	3.0%	10,202	5.1%
Corporate	32	0.0%	29	0.0%
Intersegment Eliminations	(9,034)	(4.3)%	(14,645)	(7.3)%

Total net revenues	$ 211,474	100%	$ 198,300	100%
	============	======	============	======

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations. The following tables set forth a summary of the intersegment revenues for the three months ended March 31, (in thousands):

	2004	2003

Inpatient Services	$ (150)	$ (138)
Rehabilitation Therapy Services	8,504	11,366
Medical Staffing Services	556	2,807
Laboratory and Radiology Services	124	610
Total affiliated revenue	$ 9,034	$ 14,645
	=========	==========

     The following tables set forth the amount of net segment income (loss) for the three months ended March 31, (in thousands):

	2004	2003

Inpatient Services	$ 3,750	$ 4,211
Rehabilitation Therapy Services	3,359	5,791
Medical Staffing Services	353	(220)
Home Health Services	634	993
Laboratory and Radiology Services	(4,699)	756
Net segment loss before Corporate	3,397	11,531
Corporate	(12,867)	(17,295)
Net segment loss	$ (9,470)	$ (5,764)
	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following tables reconcile net segment loss to consolidated loss before income taxes and discontinued operations for the three months ended March 31, (in thousands):

	2004	2003

Net segment loss	$ (9,470)	$ (5,764)
Restructuring costs, net	835	1,720
Loss (gain) on sale of assets, net	21	(227)
Loss before income taxes and discontinued operations	$ (10,326)	$ (7,257)
	==========	==========

     The following tables present the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	61.3%	61.2%
Self insurance for workers' compensation and general and professional liability insurance	6.2%	4.9%
Other operating costs	21.0%	18.2%
Facility rent expense	5.0%	5.0%
General and administrative expenses	7.8%	9.7%
Depreciation and amortization	0.9%	1.0%
Provision for losses on accounts receivable	1.3%	0.7%
Interest, net	1.0%	2.2%
Restructuring costs, net	0.4%	0.9%
Loss (gain) on sale of assets, net	0.0%	(0.1)%

Total costs, expenses and gains before income taxes and discontinued operations	104.9%	103.7%

Loss before income taxes and discontinued operations	(4.9)%	(3.7)%
Income tax (benefit) expense	(0.6)%	0.1%
Loss on discontinued operations	(0.6)%	(2.9)%

Net loss	(4.9)%	(6.7)%
	==========	==========

     The following discussions of the "Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003" are based on the financial information presented in "Note 11 - Segment Information" in our consolidated financial statements.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Results of Operations

     We reported a net loss for the first quarter of 2004 of $10.4 million compared to a net loss of $13.3 million for the first quarter of 2003. Net revenues increased $13.2 million from $198.3 million for the three months ended March 31, 2003 as compared to $211.5 million for the three months ended March 31, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

   The net loss for the 2004 period included:
-	a loss before discontinued operations of $9.0 million that included an increase of $3.4 million of self-insurance costs;

-	a charge in our laboratory and radiology segment due to billing system implementation problems that resulted in a revenue adjustment of $3.3 million related to the prior year;

-

a $1.4 million loss from discontinued operations that included charges of $3.3 million related to the Omega stock conversion settlement and $1.1 million related to the current quarter inpatient facility divestitures and staff expenses to collect sold receivables, offset by a credit of $3.0 million related to a reduction in the bad debt allowance for divested inpatient facilities; and

-	restructuring charges of $0.8 million.

   The net loss for the 2003 period included:
-	a loss before discontinued operations of $7.5 million;

-	a $5.8 million loss from discontinued operations due to the divestiture of 129 inpatient facilities; and

-	restructuring charges of $1.7 million.

Inpatient Services

     Net revenues increased $10.4 million, from approximately $139.0 million for the three months ended March 31, 2003 to approximately $149.4 million for the three months ended March 31, 2004. The increase in net revenues for the Inpatient Services division was primarily the result of:
-	an increase of $4.9 million in Medicaid revenues due to state rate increases driven by provider taxes and a more favorable case mix;

-	an increase of $3.1 million in Medicare revenues due primarily to an October 1, 2003 rate increase and increased patient days; and

-	an increase of $2.3 million in private and commercial insurance revenues due to rate increases.

     Operating salaries and benefits expenses increased $4.5 million from approximately $71.6 million for the three months ended March 31, 2003 to approximately $76.1 million for the three months ended March 31, 2004. The increase was primarily due to wage increases to remain competitive in local markets.

     Self-insurance for workers' compensation and general and professional liability insurances increased approximately $3.2 million from $8.3 million for the three months ended March 31, 2003 as compared to $11.5 million for the three months ended March 31, 2004. These increases were comprised of:

-	$1.8 million related to patient care liability costs, reflecting, in part, the costs of excess coverages related to decreasing our self-insured retention from $10.0 to $5.0 million; and

-	$1.5 million related to workers' compensation costs that continue to increase on a per employee basis.

Other operating costs increased approximately $3.9 million to $42.3 million for the three months ended March 31, 2004 from $38.4 million for the three months ended March 31, 2003. The increase is primarily due to:
-

a $1.7 million increase in provider taxes for the three months ended March 31, 2004 as compared to the same period in 2003 due to the implementation of provider taxes in North Carolina and New Hampshire and an increase in provider tax rates in Georgia and Washington; and

-	an increase of approximately $1.4 million due to inflationary increases in the cost of supplies and other purchased services related to patient care.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Facility rent expense increased approximately $0.7 million from $8.9 million for the three months ended March 31, 2003 to $9.6 million for the three months ended March 31, 2004. The increase was primarily due to restructured lease agreements and contractually scheduled rent increases on existing leases.

     General and administrative expenses decreased from approximately $3.9 million for the three months ended March 31, 2003 to approximately $3.0 million for the three months ended March 31, 2004. The $0.9 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utilities and supplies that were eliminated as part of the restructuring.

     Depreciation and amortization decreased $0.1 million from approximately $1.3 million for the three months ended March 31, 2003 to approximately $1.2 million for the three months ended March 31, 2004. The decrease was primarily attributable to decreases in property carrying amounts as a result of the impairment charges recorded in the fourth quarter of 2003.

     The provision for losses on accounts receivable decreased $0.6 million from approximately $1.7 million for the three months ended March 31, 2003 to approximately $1.1 million for the three months ended March 31, 2004. With improvements in the collection of older receivables and an aggressive approach to determine the ability of new patients to pay for services, the provision required has been trending positively.

     Net interest expense increased $0.1 million to approximately $0.9 million for the three months ended March 31, 2004 from approximately $0.8 million for the three months ended March 31, 2003. The increase was primarily due to the normal increase in interest expense related to normal amortization.

Rehabilitation Therapy Services

     Net revenues from continuing operations for rehabilitation therapy services increased $1.7 million from approximately $34.9 million for the three months ended March 31, 2003 to approximately $36.6 million for the three months ended March 31, 2004. The increase was primarily due to an increase in non-affiliated sales.

     Operating salaries and benefits expenses increased $2.8 million to approximately $25.7 million for the three months ended March 31, 2004 from approximately $22.9 million for the three months ended March 31, 2003. The increase was primarily driven by higher wage and benefit rates needed to attract skilled therapists.

     Other operating costs increased $0.3 million to $5.3 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003. The increase is primarily due to an increase in legal and other costs related to the restructuring of the operations as a result of the inpatient facility divestitures.

     Depreciation and amortization decreased $0.2 million from approximately $0.3 million for the three months ended March 31, 2003 to approximately $0.1 million for the three months ended March 31, 2004. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003.

     The provision for losses on accounts receivable increased $1.5 million from a credit of approximately $0.6 million for the three months ended March 31, 2003 to approximately $0.9 million for the three months ended March 31, 2004. The increase in expense for the three months ended March 31, 2004 was primarily due to bad debt recoveries in 2003.

Medical Staffing Services

     Net revenues from medical staffing services decreased $0.8 million from approximately $15.1 million for the three months ended March 31, 2003 to approximately $14.3 million for the three months ended March 31, 2004. The decreases were the primarily the result of:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a decrease of approximately $2.3 million in affiliated revenues to our inpatient facilities due to decreased usage of agency staff by the facilities; offset by

-	an increase in non-affiliated revenues of approximately $1.5 million primarily due to price and billable hours increases for services.

     Operating salaries and benefits expenses were approximately $11.2 million for the three months ended March 31, 2004 and 2003. As a percent of net revenues, operating salaries and benefits expenses were 78.1% for the 2004 period and 74.3% for the 2003 period. The increase was tied directly to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $1.9 million from $3.1 million for the three months ended March 31, 2003 to $1.2 million for the three months ended March 31, 2004. Of this decrease, contract labor expense decreased $1.7 million primarily due to decreased usage by the affiliated inpatient facilities.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.3 million from approximately $0.5 million for the three months ended March 31, 2003 to approximately $0.8 million for the three months ended March 31, 2004. The increase was primarily due to regional infrastructure changes and costs associated with expansion.

Home Health Services

     Net revenues from home health services were approximately $13.8 million for each of the three months ended March 31, 2004 and 2003. For the current quarter 2004, revenues were comprised of:
-	an increase in Medicare revenues over prior year of approximately $0.5 million, comprised of $0.3 million related to rate increases and $0.2 million of volume increases; offset by

-	a decrease in non-Medicare revenues in the home health and home pharmacy operations of approximately $0.5 million due to lower volume and the closure of one office in 2003.

     Total operating expenses remained flat for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Laboratory and Radiology Services

     Net revenues from laboratory and radiology services decreased $3.8 million from approximately $10.2 million for the three months ended March 31, 2003 to approximately $6.4 million for the three months ended March 31, 2004. Revenues decreased primarily due to a $3.3 million adjustment related to the prior year billing system implementation problems that were recorded in the first quarter of 2004.

     Operating salaries and benefits expenses increased $0.8 million to approximately $6.5 million for the three months ended March 31, 2004, from approximately $5.7 million for the three months ended March 31, 2003. As a percent of revenue, excluding the one-time adjustment described above, operating salaries and benefits expenses increased 11.1% to 67.0% for the three months ended March 31, 2004 from 55.9% for the three months ended March 31, 2003. Replacement of staff at higher wage rates, along with additional staff utilized to support a system implementation, caused the increases in wages.

     Other operating costs increased $0.4 million to $3.2 million for the three months ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003. Purchased services increased due primarily to contractual price increases from various suppliers.

     General and administrative expenses, which include regional costs related to the supervision of operations, were $0.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2003, these costs were included in operating costs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The provision for losses on accounts receivable decreased $0.1 million from approximately $0.4 million for the three months ended March 31, 2003 to approximately $0.3 million for the three months ended March 31, 2004. The decrease in expense for the three months ended March 31, 2004 was primarily related to improved collection activity for older accounts receivable in 2004.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to segments decreased $2.3 million from approximately $13.7 million for the three months ended March 31, 2003 to approximately $11.4 million for the three months ended March 31, 2004. As a percent of consolidated net revenues of approximately $198.3 million and $211.5 million for the three months ended March 31, 2003 and 2004, respectively, these costs decreased from 6.9% to 5.4%, respectively. The decrease was primarily due to infrastructure changes made during our 2003 restructuring efforts that reduced overhead and streamlined expenses.

      Net interest expense not directly attributed to segments decreased $2.3 million from approximately $3.6 million for the three months ended March 31, 2003 to approximately $1.3 million for the three months ended March 31, 2004. The reduction was primarily due to the decrease in carrying values of short and long-term debt resulting from our 2003 restructuring efforts for which interest was no longer recorded or was recorded at a lesser rate, primarily driven by the private placement of our common stock and warrants and the payoff of substantially all of the outstanding loan balance under our Revolving Loan Agreement.

Liquidity and Capital Resources

     For the three months ended and as of March 31, 2004, our net loss was $10.4 million and our working capital deficit was $17.7 million. Our working capital position was significantly improved in February 2004 as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants and paying off the outstanding loan balance under our Revolving Loan Agreement. In May 2004, our working capital position was further improved upon the restructuring of $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced, $3.0 million was paid off, and $3.7 million was forgiven. As of March 31, 2004, the $14.5 million was reclassified into long-term debt, net of current portion, and the $3.7 million to be forgiven continues to be classified as a current obligation and will be recognized in the consolidated financial statements for the second quarter of 2004. See "Note 13 - Subsequent Events."

     As of March 31, 2004, we had cash and cash equivalents of approximately $38.0 million, no outstanding balance under our revolving loan agreement and approximately $22.3 million of funds available for borrowing under our Revolving Loan Agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

     We have reached agreement with substantially all of our landlords regarding the disposition of past due rent on our divested or to be divested facilities. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). The new master lease also effects the settlement of a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining a compromised portion of those amounts into "deferred base rent" that is not currently due or payable. Such deferred base rent accrues interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%) through January 2008, at which time interest becomes payable monthly. However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $3.3 million charge recorded in loss on disposal of discontinued operations. See "Note 13 - Subsequent Events."

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of March 31, 2004 on borrowings under the Revolving Loan Agreement was approximately 5.25%. The weighted average borrowing interest rate for the period from January 1, 2004 through March 31, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of March 31, 2004 was $47.2 million, net of specified reserves of $15.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of March 31, 2004, we were in compliance with these ratios. As of March 31, 2004, we had issued approximately $24.9 million in letters of credit, which includes $4.6 million of overlapping letters of credit, leaving approximately $22.3 million available for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

     On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to investors. We received net proceeds of approximately $52.3 million in the private placement. We sold approximately 4.4 million shares of our common stock, and warrants to purchase approximately 2.0 million shares of our common stock (inclusive of warrants paid to the placement agent). The price paid by investors was $12.70 per unit, except for 155,400 units sold at $12.87 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock with a warrant exercise period of five years.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through March 31, 2004, we had divested 129 facilities and had identified seven facilities that we would seek to transition to new operators. During the fifteen months ended March 31, 2004 we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. Through March 31, 2004, we were released of our obligations to pay approximately $13.6 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $14.9 million of withheld rent, (i) $4.3 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $7.3 million was included in settlements with landlords, (iii) $2.8 million was offset by security deposits that were used toward unpaid rent and (iv) $0.5 million was paid for unsecured claims.

     We incurred total capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $1.9 million and $6.3 million for the three months ended March 31, 2004 and 2003, respectively. These capital expenditures include those related to discontinued operations of $0.1 million and $2.4 million, respectively, for the three months ended March 31, 2004 and 2003, respectively.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $8.0 million remains outstanding under the note. The outstanding payments coming due under the promissory note are payable as follows: $2.0 million on February 28, 2005 and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of March 31, 2004 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of March 31, 2004, we expect to pay in excess of approximately $3.3 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us. We currently have $4.0 million reserved against our borrowing base agreement relating to these payments.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2003. Our exposures to market risk have not changed materially since December 31, 2003.

ITEM 4. Controls and Procedures

     As of the end of the period covered by this report, our management, including our Chief Executive Officer (who also serves as Chairman of the Board) and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Note 10 - Other Events" and is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Not applicable.

(b)    Not applicable.

(c)   On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to accredited investors. The offering and sale of securities was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. We sold 4,425,232 shares of our common stock and warrants to purchase 1,770,084 shares of our common stock. Each warrant has an exercise period of five years and an exercise price of $12.65 per share, except for warrants to purchase 62,160 shares at $12.82 per share. We received aggregate gross proceeds of $56.2 million in the offering. We paid $3.9 million and delivered a warrant to purchase 247,813 shares of our common stock at an exercise price of $15.87 per share to our placement agent for its fees and expenses.

     On March 1, 2004, we executed an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its subsidiaries (collectively, "Omega") pursuant to which, among other things, Omega obtained the right to convert approximately $7.8 million of deferred base rent owed to Omega into 800,000 shares of our common stock, subject to adjustment. In April 2004, Omega exercised its right to convert the deferred base rent into 760,000 shares of our common stock. The offering and sale of securities was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

(d) Not applicable.

(e) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1

First Amendment to Loan and Security Agreement dated May 6, 2004 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, CapitalSource Finance, LLC as Collateral Agent and certain other lending institutions

14.1	Code of Ethics for the Registrant's Chief Executive Officer, Financial Officers and Financial Personnel of the Registrant

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

(b)    Reports on Form 8-K

1.	Report dated January 21, 2004, and filed on January 21, 2004 to furnish certain Regulation FD Disclosures.

2.	Report dated January 26, 2004, and filed on January 26, 2004, to furnish our press release that disclosed an agreement in principle with Omega Healthcare Investors, Inc. to restructure a master lease.

3.

Report dated January 29, 2004, and filed on January 29, 2004, to file our press release that disclosed the termination of an agreement with AEGIS Therapies, Inc. pursuant to which we would have sold our SunDance therapy operations.

35 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
4.	Report dated February 13, 2004, and filed on February 17, 2004, to file our press release that disclosed the obtaining of commitments for a sale of our equity securities in a private placement.

5.

Report dated February 13, 2004, and filed on February 17, 2004, to furnish our press release that disclosed that our chief executive officer and chief financial officer would appear at the Roth Capital Partners Growth Stock Conference.

6.	Report dated February 20, 2004, and filed on February 20, 2004, to file our press release that announced the closing of our private placement of our equity securities.

7.	Report dated March 2, 2004, and filed on March 3, 2004, to file our press release that announced the closing of our lease restructuring with Omega Healthcare Investors, Inc.

8.	Report dated March 9, 2004, and filed on March 9, 2004, to file our press release that announced the listing of our common stock on the NASDAQ National Market.

9.	Report dated March 9, 2004, and filed on March 11, 2004, to file our press release that announced our year-end and fourth quarter results.

10.	Report dated March 11, 2004, and filed on March 17, 2004, to file the transcript of the prepared comments by Sun's management during our March 11, 2004 investor conference call.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date: May 7, 2004

By: /s/ Kevin W. Pendergest
Kevin W. Pendergest
Chief Financial Officer