Form 10-K/A
period 2003-12-31
SUN HEALTHCARE GROUP INC
filed 2004-06-22
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

     The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K solely to amend its Management's Discussion and Analysis of Financial Condition and Results of Operations. These changes relate primarily to information for the year ended December 31, 2002. No changes have been made to the financial information reported in the Company's financial statements. Except for changes reflected in this Amendment No. 1, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosure to reflect developments since the original date of filing.

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

     Based on the results of the actuarial analysis prepared as of September 30, 2002, which analysis considered nationwide nursing home liability results that showed significant increases in patient care liability costs, we recorded a pre-tax charge of $20.0 million for the ten months ended December 31, 2002 related to an increase in patient care liability costs for prior policy years. Based on the results of the actuarial analysis prepared as of October 31, 2003, we recorded a net pre-tax charge of $0.4 million for the year ended December 31, 2003 related to patient care and workers' compensation liability costs. As of December 31, 2003, we recorded pre-funded amounts restricted for the payment of general and professional liability and workers' compensation claims in restricted cash accounts classified in current and non-current assets. Upon evaluation by our independent actuaries of claim payment trends in conjunction with the twice a year evaluation of our reserves and claims exposures, the restricted cash balances are also reviewed and reconciled.

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

     For the ten months ended December 31, 2002, we recorded a goodwill impairment of $231.1 million within the following reporting units: (i) long-term care facilities within certain states, $104.9 million in the aggregate; (ii) SunDance Rehabilitation Corporation, which operates our therapy business, $57.0 million; (iii) SunScript Pharmacy Corporation, our pharmaceutical services operations which were sold in July 2003 and classified in other operations, $64.5 million; (iv) CareerStaff Unlimited, Inc., which operates our medical staffing business, no impairment; and (v) Shared Healthcare Systems, our software development company which was sold in November 2003 and classified in other operations, $4.7 million. We did not record a goodwill impairment for the year ended December 31, 2003.

Indefinite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of the trademarks by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of each trademark through a discounted cash flow analysis. The Reorganized Company recorded $34.6 million in trademarks under fresh-start accounting based on an independent and separate valuation report of the fair value of our intangible assets as of March 1, 2002. Our trends of financial performance subsequent to emergence from bankruptcy proceedings, the Medicare "Cliff" impact and increases in patient care liability claims and retention levels and workers' compensation insurance costs represented indicators of impairment. As a result, we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles. The analysis resulted in an impairment of $26.0 million for the ten months ended December 31, 2002 within the following segments: (i) $0.7 million related to SunDance Rehabilitation Corporation, which operates our therapy business, (ii) $7.2 million related to SunScript Pharmacy Corporation, our pharmaceutical services operations which were sold in July 2003 and were until such sale, classified in other operations, (iii) $0.9 million related to CareerStaff Unlimited, Inc., which operates our medical staffing business and (iv) $17.2 million within our Corporate segment. We did not record an impairment for our Indefinite Life Intangibles for the year ended December 31, 2003.

Finite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of the favorable lease intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the lease. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value. The Reorganized Company recorded $28.2 million in favorable lease intangibles under fresh-start accounting based on an independent and separate valuation report of the fair value of our assets and liabilities as of March 1, 2002. Our trends of financial performance subsequent to emergence from bankruptcy proceedings, the Medicare "Cliff" impact and increases in patient care liability claims and retention levels and workers' compensation insurance cost represented indicators of impairment. As a result, at December 31, 2003 we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Finite Life Intangibles. The analysis resulted in an impairment of $24.0 million and $0.5 million for the ten months ended December 31, 2002 and for the year ended December 31, 2003, respectively, within our Inpatient Services segment.

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

-	$42.8 million write-down of property and equipment in our Other Operations segment which consisted of $8.7 million for Shared Healthcare Systems and $34.1 million for our corporate headquarters. 6
-	$2.3 million write-down of property and equipment in our Pharmaceutical and Medical Supply Services segment.

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

     In estimating the undiscounted cash flows for the 2002 impairment assessment, we primarily used our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures and patient care liability costs. We also considered our plans to transition under-performing long-term care facilities, which accounted for approximately 56% of our facilities, to new operators. Since indicators of impairment were present and the undiscounted cash flows were not sufficient to recover the assets' carrying amounts, the impairment loss was measured by comparing the estimated fair value of the assets to their carrying amount. In order to estimate the fair values of the entities, we used a discounted cash flow approach. That assessment resulted in an impairment related to the under-performing facilities of approximately $53.6 million.

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

LongLived Assets to be Disposed Of

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

Reorganized Company			Reorganized and Predecessor Company Combined		Predecessor Company
2003			2002		2001
Inpatient Services	$ 572,957	68.7%	$ 705,713	72.0%	$ 1,609,388	77.6%
Rehabilitation and Respiratory Therapy Services	167,656	20.1%	178,952	18.2%	175,159	8.4%
Medical Staffing	61,824	7.4%	51,891	5.3%	-	-%
Home Health	55,533	6.7%	45,134	4.6%	-	-%
Laboratory and Radiology	43,767	5.2%	41,367	4.2%	-	-%
Pharmaceutical and Medical Supply	-	-%	41,101	4.2%	257,579	12.4%
International	-	-%	-	-%	23,887	1.1%
Other	-	-%	29,815	3.0%	178,065	8.6%
Corporate	73	-%	222	-%	1,393	0.1%
Intersegment eliminations	(67,767)	(8.1)%	(113,305)	(11.5)%	(170,237)	(8.2)%

Total Net Revenues	$ 834,043	100.0%	$ 980,890	100.0%	$ 2,075,234	100.0%
	======	===	======	===	======	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology provided by our affiliated operations. The following tables set forth a summary of the intersegment revenues for the years ended December 31, (in thousands):

	Reorganized Company	Reorganized and Predecessor Company Combined	Predecessor Company
	2003	2002	2001
Inpatient Services	$ (600)	$ (551)	$ (526)
Rehabilitation and Respiratory Therapy Services	59,543	93,568	99,549
Medical Staffing	7,216	4,078	-
Laboratory and Radiology	1,608	6,396	-
Pharmaceutical and Medical Supply	-	8,325	62,209
Other	-	1,489	9,005
Total Affiliated Revenue	$ 67,767	$ 113,305	$ 170,237
	=======	======	======

   The following table sets forth the amount of net segment (loss) income for the following years ended December 31, (in thousands):

	Reorganized Company	Reorganized and Predecessor Company Combined		Predecessor Company
	2003	2002	|	2001
			|
Inpatient Services	$ 16,754	$ (2,010)	|	$ (20,006)
Rehabilitation and Respiratory Therapy Services	14,575	24,616	|	12,691
Medical Staffing	1,285	4,588	|	-
Home Health	3,765	3,531	|	-
Pharmaceutical and Medical Supply Services	-	2,719	|	4,235
Laboratory and Radiology	633	2,160	|	-
International Operations	-	-	|	(249)
Other Operations	-	808	|	(9,469)
Net segment income (loss) before Corporate	37,012	36,412	|	(12,798)
			|
Corporate	(57,817)	(75,646)	|	16,663
Net segment (loss) income	$ (20,805)	$ (39,234)	| |	$ 3,865
	========	=======	|	=======

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

The following table reconciles net segment (loss) income to consolidated income (loss) before income taxes and discontinued operations:

	Reorganized Company	Reorganized and Predecessor Company Combined		Predecessor Company
	2003	2002	|	2001
			|
Net segment (loss) income	$ (20,805)	$ (39,234)	|	$ 3,865
Loss on asset impairment	(2,774)	(279,022)	|	(18,825)
Legal and regulatory matters, net	-	-	|	(11,000)
Restructuring costs, net	(14,676)	-	|	(1,064)
Gain on sale of assets, net	3,897	8,714	|	825
Gain on extinguishment of debt, net	-	1,498,360	|	-
Reorganization gain (costs), net	-	1,483	|	(42,917)
(Loss) income before income taxes and discontinued operations	$ (34,358)	$ 1,190,301	|	$ (69,116)
	=========	=======	|	========

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

     The net income for the prior year included a gain on extinguishment of debt of $1,498.4 million related to our emergence from bankruptcy in early 2002, an asset impairment charge of $407.8 million, a pre-tax charge of $20.0 million related to an increase in patient care liability costs for prior policy years based on the results of the actuarial analysis prepared as of September 30, 2002 within our inpatient services operation, a favorable adjustment of $6.0 million related to workers' compensation insurance costs primarily related to our inpatient services operation, and a $8.7 million gain on sale of assets, net, primarily due to the reversal of prepetition liabilities related to disposed facilities.

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
14
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
15
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
16
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

Obligations and Commitments

     The following table provides information about our contractual obligations and commitments in future years as of December 31, 2003 (in thousands):
	Payments Due by Period
	Total	2004	2005	2006	2007	2008	After 2008
Contractual Obligations:
Debt (excluding capital lease obligations) (1)	$ 103,973	$ 29,689	$ 31,412	$ 7,341	$ 6,028	$ 2,957	$ 26,546
Capital lease obligations	364	364	-	-	-	-	-
Construction commitments	782	782	-	-	-	-	-
Purchase obligations	2,500	2,500	-	-	-	-	-
Operating leases	341,973	52,720	50,911	51,514	39,099	34,930	112,799
Total	$ 449,592	$ 86,055	$ 82,323	$ 58,855	$ 45,127	$ 37,887	$ 139,345
	=======	=====	======	======	=====	=====	======

Amount of Commitment Expiration Per Period
	Total Amounts Committed	2004	2005	2006	2007	2008	After 2008
Other Commercial Commitments:
Letters of credit	$ 21,720	$ 21,720	$ -	$ -	$ -	$ -	$ -
Total	$ 21,720	$ 21,720	$ -	$ -	$ -	$ -	$ -
	======	=====	=====	=====	=====	=====	=====

(1)	Includes total interest on debt of $25.1 million based on contractual rates, of which $3.5 million is attributed to variable interest rates determined using the weighted-average method.

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
SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

June 22, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Section 302 Sarbanes-Oxley Certifications by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certifications by Chief Executive Officer and Chief Financial Officer