Form 10-Q
period 2004-06-30
SUN HEALTHCARE GROUP INC
filed 2004-08-09
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     As of August 3, 2004, there were 15,320,124 shares of the Registrant's $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended June 30, 2004
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	As of June 30, 2004 (unaudited)	3-4
	As of December 31, 2003	3-4

	Consolidated Statements of Operations
	For the three months ended June 30, 2004 (unaudited)	5
	For the three months ended June 30, 2003 (unaudited)	5
	For the six months ended June 30, 2004 (unaudited)	6
	For the six months ended June 30, 2003 (unaudited)	6

	Consolidated Statements of Cash Flows
	For the three months ended June 30, 2004 (unaudited)	7
	For the three months ended June 30, 2003 (unaudited)	7
	For the six months ended June 30, 2004 (unaudited)	7
	For the six months ended June 30, 2003 (unaudited)	7

	Notes to the Consolidated Financial Statements	8-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Changes in Securities and Use of Proceeds	44

Item 4.	Submission of Matters to a Vote of Security Holders	44-45

Item 6.	Exhibits and Reports on Form 8-K	45

Signature		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 23,176	$ 25,574
Accounts receivable, net of allowance for doubtful accounts of $59,652 at June 30, 2004 and $67,108 at December 31, 2003	110,607	109,775
Inventories, net	3,543	3,695
Other receivables, net of allowance of $657 at June 30, 2004 and $736 at December 31, 2003	11,819	1,577
Assets held for sale	7,871	3,022
Restricted cash	24,732	33,699
Prepaids and other assets	8,821	4,742

Total current assets	190,569	182,084

Property and equipment, net	60,704	59,532
Notes receivable, net of allowance of $5,442 at June 30, 2004 and $6,509 at December 31, 2003	749	440
Goodwill, net	3,834	3,834
Restricted cash, non-current	39,258	33,920
Other assets, net	17,079	20,588

Total assets	$ 312,193	$ 300,398
	==========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)
	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Current liabilities:
Current portion of long-term debt	$ 16,150	$ 24,600
Accounts payable	40,113	46,339
Accrued compensation and benefits	36,634	41,333
Accrued self-insurance obligations	53,163	59,029
Income taxes payable	14,223	14,470
Other accrued liabilities	49,851	53,690

Total current liabilities	210,134	239,461

Accrued self-insurance obligations, net of current portion	138,311	138,072
Long-term debt, net of current portion	40,944	54,278
Unfavorable lease obligations	28,253	31,856
Other long-term liabilities	2,793	3,129

Total liabilities	420,435	466,796

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of June 30, 2004 and December 31, 2003	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 15,321,960 and 10,043,979 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	153	100
Additional paid-in capital	334,619	272,889
Accumulated deficit	(440,757)	(437,632)
	(105,985)	(164,643)
Less:
Unearned compensation	(2,257)	(1,755)
Total stockholders' deficit	(108,242)	(166,398)
Total liabilities and stockholders' deficit	$ 312,193	$ 300,398
	=========	=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
	(unaudited)	(unaudited)

Total net revenues	$ 212,666	$ 203,856
Costs and expenses:
Operating salaries and benefits	124,264	123,018
Self-insurance for workers' compensation and general and professional liability insurance	7,736	8,509
Other operating costs	46,831	41,311
Facility rent expense	9,745	10,075
General and administrative expenses	15,281	13,891
Depreciation and amortization	1,834	1,950
Provision for losses on accounts receivable	3,026	3,090
Interest, net	1,841	6,252
Restructuring costs, net	453	4,201
Gain on sale of assets, net	(396)	(2,727)
Gain on extinguishment of debt, net	(3,734)	-
Total costs and expenses	206,881	209,570

Income (loss) before income taxes and discontinued operations	5,785	(5,714)
Income tax expense	164	240
Income (loss) before discontinued operations	5,621	(5,954)

Discontinued operations:
Loss from discontinued operations, net	(839)	(6,579)
Gain on disposal of discontinued operations, net	2,518	981
Gain (loss) on discontinued operations	1,679	(5,598)

Net income (loss)	$ 7,300	$ (11,552)

Basic and diluted earnings (loss) per common and common equivalent share:
Income (loss) before discontinued operations, net	$ 0.37	$ (0.59)
Income (loss) on discontinued operations, net	0.11	(0.56)
Net income (loss)	$ 0.48	$ (1.15)
	=========	=========

Shares used in computing earnings (loss) per common share:
Basic	15,142	10,060
Diluted	15,206	10,060

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
	(unaudited)	(unaudited)

Total net revenues	$ 421,689	$ 399,777
Costs and expenses:
Operating salaries and benefits	252,411	242,846
Self-insurance for workers' compensation and general and professional liability insurance	20,643	18,042
Other operating costs	90,550	76,925
Facility rent expense	20,284	19,766
General and administrative expenses	31,757	33,149
Depreciation and amortization	3,644	3,831
Provision for losses on accounts receivable	5,721	4,450
Interest, net	3,957	10,641
Restructuring costs, net	1,288	5,920
Gain on sale of assets, net	(375)	(2,954)
Gain on extinguishment of debt, net	(3,734)	-
Total costs and expenses	426,146	412,616

Loss before income taxes and discontinued operations	(4,457)	(12,839)
Income tax (benefit) expense	(1,122)	490
Loss before discontinued operations	(3,335)	(13,329)

Discontinued operations:
Loss from discontinued operations, net	(1,051)	(12,820)
Gain on disposal of discontinued operations, net	1,261	1,314
Gain (loss) on discontinued operations	210	(11,506)

Net loss	$ (3,125)	$ (24,835)

Basic and diluted (loss) earnings per common and common equivalent share:
Loss before discontinued operations, net	$ (0.24)	$ (1.33)
Gain (loss) on discontinued operations, net	0.01	(1.14)
Net loss	$ (0.23)	$ (2.47)
	=========	========

Shares used in computing (loss) earnings per common share:
Basic	13,627	10,040
Diluted	13,627	10,040

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$ 7,300	$ (11,552)	$ (3,125)	$ (24,835)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities, including discontinued operations:
Gain on extinguishment of debt, net	(3,734)	-	(3,734)	-
Depreciation and amortization	1,834	2,529	3,644	5,870
Amortization of favorable and unfavorable lease intangibles	(1,091)	(2,345)	(2,224)	(4,929)
Provision for losses on accounts receivable	3,018	5,977	5,947	10,305
Gain on sale of assets, net	(396)	(2,727)	(375)	(2,954)
Gain on disposal of discontinued operations, net	(2,518)	(981)	(1,261)	(1,314)
Restricted stock and stock option compensation	321	202	566	540
Other, net	984	347	1,135	466
Changes in operating assets and liabilities:
Accounts receivable, net	2,044	9,264	2,358	17,139
Inventories, net	(12)	334	(4)	573
Other receivables, net	(3,772)	(2,394)	(10,635)	(1,422)
Restricted cash	5,742	744	8,606	(2,423)
Prepaids and other assets	(3,010)	(1,759)	(2,512)	4,039
Accounts payable	(3,294)	(5,143)	(11,730)	(4,903)
Accrued compensation and benefits	(375)	(10,131)	(5,067)	(6,339)
Accrued self-insurance obligations	(9,684)	4,267	(10,190)	16,118
Income taxes payable	(208)	1,726	(246)	539
Other accrued liabilities	(1,491)	(250)	(2,136)	8,716
Other long-term liabilities	-	307	(261)	373
Net cash (used for) provided by operating activities before reorganization costs	(8,342)	(11,585)	(31,244)	15,559
Net cash paid for reorganization costs	(44)	(6,924)	(499)	(8,240)
Net cash (used for) provided by operating activities	(8,386)	(18,509)	(31,743)	7,319

Cash flows from investing activities:
Capital expenditures, net	(3,060)	(4,121)	(4,922)	(10,443)
Proceeds from sale of assets held for sale	-	352	-	352
Repayment of long-term notes receivable	46	253	56	671
Net cash used for investing activities	(3,014)	(3,516)	(4,866)	(9,420)

Cash flows from financing activities:
Net borrowings (payments) under Revolving Loan Agreement	-	14,357	(13,091)	4,144
Long-term debt repayments	(3,419)	(1,260)	(4,964)	(3,574)
Net proceeds from issuance of common stock	-	-	52,266	-
Net cash (used for) provided by financing activities	(3,419)	13,097	34,211	570

Net decrease in cash and cash equivalents	(14,819)	(8,928)	(2,398)	(1,531)
Cash and cash equivalents at beginning of period	37,995	28,410	25,574	21,013
Cash and cash equivalents at end of period	$ 23,176	$ 19,482	$ 23,176	$ 19,482
	======	======	======	======

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

     References throughout this document to the Company include Sun Healthcare Group, Inc. and our direct and indirect consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. Inpatient services represent the most significant portion of our business. As of June 30, 2004, we operated 106 long-term care facilities in 13 states.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at June 30, 2004 and December 31, 2003, the consolidated results of our operations and the consolidated cash flows for the three and six month periods ended June 30, 2004 and 2003, respectively. We believe that all adjustments are of a normal and recurring nature. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Reclassification

     Certain reclassifications of assets, liabilities, income and expense have been made to the prior period financial statements to conform to the 2004 financial statement presentation.

(2)  Basis of Reporting and Current Operating Environment

     For the six months ended and as of June 30, 2004, our net loss was $3.1 million and our working capital deficit was $19.6 million. Our working capital position was improved in February 2004 as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants and paying off the outstanding loan balance under our revolving senior loan agreement. In May 2004, our working capital position was further improved upon the restructuring of $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced of which $1.0 million remains in current portion of long-term debt, $3.0 million was paid off, and $3.7 million was forgiven and recorded as a gain on extinguishment of debt. This reduction was offset, in part, by $11.0 million in mortgage debt that was reclassified from long-term to current portion of debt in the quarter.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As of June 30, 2004, we had cash and cash equivalents of approximately $23.2 million, no outstanding balance under our revolving loan agreement and approximately $24.8 million of funds available for borrowing under our Revolving Loan Agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

     For the three months ended June 30, 2004, the net cash decrease was approximately $14.8 million. The decrease was primarily due to $3.8 million of our receivables that were collected and retained by new operators of divested facilities, $3.4 million primarily related to a long-term debt repayment associated with the refinance of six mortgages, $3.3 million related to the paydown of vendor trade accounts payable and $3.1 million for capital expenditures, primarily in our long-term care operations. For the six months ended June 30, 2004, the net cash decrease was approximately $2.4 million. The decrease was primarily the result of $13.1 million related to the paydown of our revolver credit line as a result of our private equity placement, $11.7 million related to the paydown of past-due vendor trade accounts payables, $10.6 million of our receivables that were collected and retained by new operators of divested facilities, $5.1 million related to retention and operating bonus compensation recorded in the first three months of 2004, $5.0 million related to the refinance of six mortgages and other long-term debt repayments, $4.9 million to capital expenditures, primarily in our long-term care operations, and $2.1 million to other accrued liabilities, offset by $52.3 million of equity proceeds realized from the private equity placement.

     On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). The new master lease also effects the settlement of a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining a compromised portion of those amounts into "deferred base rent" that is not currently due or payable. Such deferred base rent accrues interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%) through January 2008, at which time interest becomes payable monthly. However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $4.4 million charge recorded in gain on disposal of discontinued operations, net, for the six months ended June 30, 2004.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through June 30, 2004, we had divested 131 facilities and had identified five facilities that we would seek to transition to new operators. During the 18 months ended June 30, 2004, we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. As of June 30, 2004, we were released of our obligations to pay approximately $14.9 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $13.6 million of withheld rent, (i) $2.2 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $8.0 million was paid in settlements with landlords, (iii) $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent and (iv) $0.5 million was paid for unsecured claims.

(3)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of June 30, 2004 on borrowings under the Revolving Loan Agreement was approximately 5.25%. The weighted average borrowing interest rate for the period from January 1, 2004 through June 30, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of June 30, 2004 was $44.2 million, net of specified reserves of $14.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004, we were in compliance with these ratios. As of June 30, 2004, we had issued approximately $19.4 million in letters of credit, leaving approximately $24.8 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement. For the three and six months ended June 30, 2004, we amortized $0.5 million and $1.0 million, respectively, of these deferred financing costs.

(4)  Long-Term Debt

     Long-term debt consisted of the following as of the dates indicated (in thousands):

	June 30, 2004	December 31, 2003

Revolving Loan Agreement	$ -	$ 13,091
Mortgage notes payable due at various dates through 2033, interest at rates from 4.6% to 11.9%, collateralized by various facilities	41,105	48,277
Industrial Revenue Bonds	7,220	7,450
Other long-term debt	8,769	10,060
Total long-term debt	57,094	78,878
Less amounts due within one year	(16,150)	(24,600)
Long-term debt, net of current portion	$ 40,944	$ 54,278
	===========	==========

     The scheduled or expected maturities of long-term debt as of June 30, 2004, were as follows (in thousands):

June 30, 2004
2005	$ 16,150
2006	17,847
2007	5,412
2008	1,392
2009	1,481
Thereafter	14,812
$ 57,094
==========

(5)  Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the results of operations of the disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations, net of $0 income taxes, for all periods presented in the accompanying consolidated statements of operations.

     Inpatient Services: During the six months ended June 30, 2004, we divested four skilled nursing facilities in accordance with our restructuring plan.

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

     Other Operations: On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and up to $0.5 million to be paid in cash in December 2004. In addition, we sold our mobile radiology operations in Washington and Oregon for $0.2 million in October 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following tables set forth a summary of the discontinued operations for the periods presented, (in thousands):

	For the Three Months Ended June 30, 2004					For the Three Months Ended June 30, 2003
	Inpatient Services	Pharmaceutical Services	Other	Total		Inpatient Services	Pharmaceutical Services	Other	Total

Net operating revenues	$ 1,585	$ -	$ -	$ 1,585	|	$ 172,862	$ 54,412	$ 411	$ 227,685
	====	======	====	======	|	====	======	====	======
|
Pretax (loss) income	$ (828)	$ (12)	$ 1	$ (839)	|	$ (8,568)	$ 2,669	$ (680)	$ (6,579)
|
Gain (loss) on disposal of discontinued operations	7,176	(4,656)	(2)	2,518	| |	981	-	-	981
	====	======	====	======	|	====	======	====	======
Gain (loss) on discontinued operations	$ 6,348	$ (4,668)	$ (1)	$ 1,679	| |	$ (7,587)	$ 2,669	$ (680)	$ (5,598)
	====	======	====	======	|	====	======	====	======

	For the Six Months Ended June 30, 2004					For the Six Months Ended June 30, 2003
	Inpatient Services	Pharmaceutical Services	Other	Total		Inpatient Services	Pharmaceutical Services	Other	Total

Net operating revenues	$ 5,364	$ -	$ -	$ 5,364	|	$ 394,463	$ 107,292	$ 860	$ 502,615
	====	======	====	======	|	=====	======	====	======
|
Pretax (loss) income	$ (1,800)	$ 768	$ (19)	$ (1,051)	|	$ (16,860)	$ 5,552	$ (1,512)	$ (12,820)
|
Gain (loss) on disposal of discontinued operations	5,718	(4,472)	15	1,261	| |	1,314	-	-	1,314
	====	======	====	======	|	====	======	====	======
Gain (loss) on discontinued operations	$ 3,918	$ (3,704)	$ (4)	$ 210	| |	$ (15,546)	$ 5,552	$ (1,512)	$ (11,506)
	====	======	====	======	|	====	======	====	======

(6)  Assets Held for Sale

     As of June 30, 2004, assets held for sale included three undeveloped parcels of land and various office buildings valued at $7.2 million and artwork valued at $0.7 million, each of which is reflected in our Corporate segment within our consolidated financial statements, and each of which we expect to sell during 2004.

(7)  Commitments and Contingencies

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, which amounts we are responsible for funding, and we obtained excess insurance policies for claims above those amounts. The programs had the following coverages that we were responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level; and (iii) for claims made in 2004, $5.0 million per claim with excess coverage of $5.0 million above this level. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. The actuarial analysis completed in July 2004 resulted in a $2.5 million reduction in reserves, of which $2.0 million related to continuing operations for the first six months of the current year, $0.1 million to continuing operations for prior periods and $0.4 million to divested operations for prior periods. For the years 2001 through 2004, these reserves are provided on an undiscounted basis. We estimate our range of exposure at June 30, 2004 is $107.9 million to $131.9 million. We anticipate that the range will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations. The paid claims for the three months ended June 30, 2004 and 2003 were $6.1 million and $5.2 million, respectively, and $10.4 million and $10.9 million, respectively, for the six months ended June 30, 2004 and 2003.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At June 30, 2004, the discounting of these policy periods resulted in a reduction to our reserves of $7.4 million. The actuarial analysis completed in July 2004 resulted in a $3.5 million reduction in reserves, of which $1.0 million related to continuing operations for the first six months of the current year, $1.6 million to continuing operations for prior periods and $0.9 million to divested operations for prior periods. We estimate our range of exposure at June 30, 2004 is $57.9 million to $70.8 million. The paid claims for each of the three months ended June 30, 2004 and 2003 were $5.6 million, respectively, and $10.6 million and $15.7 million, respectively, for the six months ended June 30, 2004 and 2003.

     The provision for loss for insurance risks for the periods presented (in thousands):
	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Professional Liability:	$ 4,781	$ 4,369	$ 12,008	$ 9,889
Continuing operations	27	6,520	155	16,868
Discontinued operations	$ 4,808	$ 10,889	$ 12,163	$ 26,757
	=========	=========	=========	=========
Workers' Compensation:	$ 2,955	$ 4,140	$ 8,635	$ 8,153
Continuing operations	(698)	4,634	(438)	10,422
Discontinued operations	$ 2,257	$ 8,774	$ 8,197	$ 18,575
	=========	=========	=========	=========

     A summary of the assets and liabilities related to insurance risks at June 30, 2004 and December 31, 2003 were as indicated (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	June 30, 2004			|	December 31, 2003
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets (1)				|
Restricted cash				|
Current	$ 3,519	$ 17,275	$ 20,794	|	$ 5,025	$ 22,407	$ 27,432
Non-current	-	35,923	35,923	|	-	31,002	31,002
	$ 3,519	$ 53,198	$ 56,717	|	$ 5,025	$ 53,409	$ 58,434
	========	=======	=======	|	========	========	=======
Liabilities (2)				|
Self-insurance liabilities				|
Short-term	$ 31,103	$ 17,275	$ 48,378	|	$ 30,740	$ 22,407	$ 53,147
Long-term	90,278	48,033	138,311	|	90,960	47,112	138,072
	$ 121,381	$ 65,308	$ 186,689	|	$ 121,700	$ 69,519	$ 191,219
	=======	=======	=======	|	========	========	=======

(1)	Total restricted cash excludes $7,273 and $9,185 at June 30, 2004 and December 31, 2003, respectively, held for bank collateral, various mortgages and bond payments.

(2)	Total self-insurance liabilities exclude $4,785 and $5,882 at June 30, 2004 and December 31, 2003, respectively, related to our health insurance liabilities.

(b)  Restricted Cash

     Restricted cash, included in current assets, as of June 30, 2004 and December 31, 2003, was $24.7 million and $33.7 million, respectively, related to our funding of self insurance obligations and various escrow and bond commitments. Of the $24.7 million restricted as of June 30, 2004, $17.3 million was held for workers' compensation claim payments, $3.5 million was held for the payment of patient care liability claims and settlements and $3.9 million was held for bank collateral, various mortgages and bond payments. Of the $33.7 million restricted as of December 31, 2003, $22.4 million was held for workers' compensation claim payments, $5.0 million was held for the payment of patient care liability claims and settlements and $6.3 million was held for bank collateral, various mortgages and bond payments.

     Non-current restricted cash as of June 30, 2004 and December 31, 2003 was $39.3 million and $33.9 million, respectively. Of the $39.3 million restricted as of June 30, 2004, $35.9 million was related to our funding of future workers' compensation self-insurance obligations and $3.4 million was maintained to repay a mortgage. Of the $33.9 million restricted as of December 31, 2003, $31.0 million was related to our funding of self-insurance obligations and $2.9 million was maintained to repay a mortgage.

(c)  Long-Term Contracts

     We currently own a five percent interest in each of eight limited liability companies and partnerships each of which own one facility that we operate in New Hampshire. In April 2004, we entered into an agreement with the owners of remaining interests in those eight entities, and with the owner of a ninth entity which also owns a facility in New Hampshire that we operate (collectively, the "Owners"). That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of those nine entities for an aggregate amount of up to approximately $10.7 million, subject to reduction in certain circumstances, as follows: $0.3 million in 2005; $0.4 million in each of 2006 and 2007; $2.1 million in each of 2008, 2009, 2010; and $3.3 million in 2011. The agreement also provides the Owners the right to require us to purchase those ownership interests at the above described option prices. These put rights can be exercised for any options that have come due but which were not exercised by us up to that point in time, but no later than December 31, 2010.

(8)  Capital Stock

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)  Common Stock

     As of June 30, 2004, we had 15,321,960 shares of our common stock outstanding. These shares were issued as follows: 9,896,728 shares in connection with our emergence from proceedings under chapter 11 of title 11 of the United States Code, 240,000 shares pursuant to the 2004 Equity Incentive Plan, 4,425,232 shares in a private placement in February 2004, and 760,000 shares to Omega Healthcare Investors, Inc. ("Omega") upon Omega's exercise of its right to convert approximately $7.8 million of deferred base rent into our common stock. As of June 30, 2004, we expect to issue up to an additional 103,272 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with our Plan of Reorganization. The fair value of the additional common stock to be issued is approximately $2.8 million valued at $27.00 per share by our Plan of Reorganization and is recorded in other long-term liabilities in the June 30, 2004 consolidated balance sheet. On August 3, 2004, the closing price of our common stock on Nasdaq was $6.30 per share.

(b)  Warrants

     In April 2002, we issued warrants to purchase approximately 500,000 shares of our common stock to the holders of our senior subordinated notes prior to emergence from bankruptcy. The warrants have a strike price of $76.00 per share and expire on February 27, 2005. The fair value of the warrants was estimated to be $1.8 million and is recorded in additional paid-in capital in the June 30, 2004 consolidated balance sheet.

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants have an exercise period of five years.

(c)  Stock Option Plans

     In February 2002, we adopted the 2002 Management Equity Incentive Plan (the "2002 Plan"), which allowed for the issuance of up to 900,000 shares of our common stock. In March and May 2004, our Board of Directors and stockholders, respectively, amended and restated the 2002 Plan and renamed it as the 2004 Equity Incentive Plan (the "2004 Plan"). Under the 2004 Plan, an additional 1.2 million shares are authorized for issuance as awards. As of June 30, 2004, our employees and directors held options to purchase 442,430 shares under this plan and we had issued 240,000 shares of restricted common stock and awarded 134,300 shares of stock units.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"), which, as amended in August 2002, allowed for the issuance of up to 160,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of June 30, 2004, our directors held options to purchase 60,000 shares under the Director Plan.

     As of June 30, 2004, we had outstanding options covering an aggregate of 502,430 shares of our common stock to our employees and directors, of which 442,430 options were granted with a strike price of $6.85 per share and expire in 2011, 30,000 options were granted with a strike price of $11.25 per share and expire in 2011, and 30,000 options were granted with a strike price of $27.00 per share and expire in 2009. The strike prices were equal to or greater than the estimated market value at date of issuance. The options vest 25% per year on the first four anniversary dates.

     On June 2, 2004, we canceled stock options to purchase an aggregate of 660,000 shares of common stock at an exercise price of $27.00 per share. The holders of the canceled options, who are all our employees, received the contingent right to receive a replacement stock option to be granted on or about December 3, 2004, with the replacement stock option covering the same number of shares as the canceled option and a per share exercise price equal to the market price of a share of our stock on the date of grant of the new stock option.

     We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We currently do not recognize compensation expense for

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our stock option grants, which are issued at fair market value on the date of grant and accounted for under the intrinsic value method, prescribed in APB No. 25.

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

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income (loss) and diluted net income (loss) per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) as reported(1)	$7,300	$(11,552)	$(3,125)	$(24,835)
Stock option compensation expense, net of $0 tax	(151)	(129)	(278)	(259)
Net income (loss) pro forma	$7,149	$(11,681)	$(3,403)	$(25,094)
	========	========	========	========
Net income (loss) per share:
Basic and diluted:
Net income (loss) as reported	$0.48	$(1.15)	$(0.23)	$(2.47)
Stock option compensation expense, net of $0 tax	(0.01)	(0.01)	(0.02)	(0.03)
Net income (loss) pro forma	$0.47	$(1.16)	$(0.25)	$(2.50)
	========	========	========	========

(1)

Includes total charges to our consolidated statements of income related to restricted stock grants for the three and six months ended June 30, 2004 of $293,333 and $538,020, respectively, and $202,500 and $540,000, respectively, for the three and six months ended June 30, 2003. It also includes $27,615 for each of the three and six months ended June 30, 2004 related to stock option grants.

     On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be expensed in the statements of operations based on their fair values. The comment period for the Exposure Draft ends September 7, 2004 and the FASB expects the new standard will be effective beginning in 2005.

(9)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the three and six months ended June 30, 2004 include the common shares issued in connection with emergence from bankruptcy, 103,272 common shares outstanding to be issued once the prepetition claims are finalized, the common shares issued in connection with our private placement in February 2004, the common shares issued to Omega, and the common shares issued as common stock awards. See "Note 8 - Capital Stock."

     The diluted calculation of earnings (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. However, in periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period.

(10)  Income Taxes

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognized as deferred tax assets the future tax benefits from net operating loss ("NOL"), capital loss, and tax credit carryforwards. A valuation allowance was provided for deferred tax assets as it is more likely than not that some portion or all of the net deferred tax assets will not be realized in the near future.

     The current provision for income taxes of $0.2 million for each of the three month periods ended June 30, 2004 and 2003, respectively, was based on estimated state income tax liabilities for these periods. The current benefit for income taxes of $1.1 million for the six months ended June 30, 2004 consisted of $1.4 million of IRS refunds received due to NOL carrybacks less $0.3 million of estimated state income tax liabilities for this period. The current provision for income taxes of $0.5 million for the six months ended June 30, 2003 was based on estimated state income tax liabilities for that period. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

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

     After considering the reduction in tax attributes discussed above, we have federal NOL carryforwards of $1.1 billion with expiration dates from 2004 through 2024. Various subsidiaries have state NOL carryforwards totaling $1.0 billion with expiration dates through the year 2024. In addition, we have capital loss carryforwards of $272.6 million, of which $10.1 million, $260.4 million and $2.1 million will expire in 2004, 2006, and 2007, respectively. Our alternative minimum tax credit carryforward of $4.3 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2004 through 2022.

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

     We have had significant changes in the ownership of our stock since our emergence from bankruptcy as a result of our private placement of common stock and accompanying warrants, and changes in the holdings of our 5% or more shareholders. A second ownership change has not yet occurred. However, future acquisitions and/or capital needs may necessitate the issuance of additional shares which could trigger such a change. In addition, subsequent changes in the holdings of current or future 5% or more shareholders could result in a second ownership change. The resulting base Section 382 limitation that would be imposed on us upon a second ownership change to limit the use of our tax attributes for federal income tax purposes would depend on our value at that time as calculated under the applicable Treasury Regulations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Other Events

(a)  Litigation

     In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") entered in during October 2001. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested an unspecified cash penalty. We believe that we are in compliance with the PIFJ; however, we do not know whether the BMFEA will ultimately initiate proceedings against us to assert a violation. We are unable to determine any action that the BMFEA might take if we were found to have violated the PIFJ nor can we estimate any amount that the BMFEA may ultimately seek from us, or the cost to us resulting from an adverse outcome in this matter. An adverse outcome in these matters could have a material adverse effect on our financial position, results of operations and cash flows. If the BMFEA does ultimately assert that we are in violation of the PIFJ, we intend to defend this matter vigorously.

     In January 2004, 11 current and one former employee of SunBridge Care and Rehab for Escondido-East were arraigned on charges brought by the California Attorney General, through the California Department of Justice, alleging that the defendants permitted an elderly woman under their care to be placed in a situation in which her health was endangered in circumstances likely to produce great bodily harm or death. Ten of the twelve defendants were also charged with a misdemeanor count of falsifying paperwork with fraudulent intent. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that is operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing. Although the court dismissed the case against the twelve defendants in June 2004, we believe it likely that the California Attorney General will seek to refile.

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

     During a routine compliance audit of a division of SunAlliance, our laboratory and radiology services subsidiary that has estimated annual revenues of approximately $45.0 million, we discovered billing problems related to a 2003 billing system conversion. A revenue adjustment of approximately $3.3 million for the prior year was recorded in March 2004 of which $2.4 million related to a revenue overpayment. See "Note 14 - Subsequent Events."

(12)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

     As of December 31, 2003, we had changed the composition of our segments, and therefore, we restated the previously reported segment information for the three and six months ended June 30, 2003 to be consistent with the year-end reporting structure. The change includes new segments for Medical Staffing, Home Health, and Laboratory and Radiology, which previously were categorized in the Other segment, and removal of Pharmaceutical Services as they were sold in July of 2003.

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and other of our direct and indirect subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At June 30, 2004, we operated 106 long-term care facilities (consisting of 89 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,824 licensed beds as compared with 157 facilities with 16,897 licensed beds at June 30, 2003.

Rehabilitation Therapy Services: This segment provides, through SunDance Rehabilitation Corporation ("SunDance"), physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. At June 30, 2004, this segment provided services to 399 facilities, of which 307 were nonaffiliated and 92 were affiliated, as compared to 516 facilities at June 30, 2003, of which 344 were nonaffiliated and 172 were affiliated.

Medical Staffing Services: This segment provides temporary medical staffing, primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). For the six months ended June 30, 2004, CareerStaff derived approximately 19% of its revenues from schools and governmental agencies, 52% from hospitals and other providers and 29% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of June 30, 2004, CareerStaff had 37 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and one division office, which specialized in the placement of temporary traveling therapists and nurses in smaller cities and rural areas.

Home Health Services: This segment provides skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates three licensed pharmacies in California.

Laboratory and Radiology Services: This segment provides mobile radiology and medical laboratory services in Arizona, California, Colorado and Massachusetts to skilled nursing facilities, primarily through SunAlliance Healthcare Services, Inc. ("SunAlliance"). See "Note 14 - Subsequent Events."

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

For the Three Months Ended June 30, 2004

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$148,397	$35,113	$14,161	$13,789	$10,127	$13	$(8,934)	$212,666	$1,585

Operating salaries and benefits	73,843	23,333	10,856	9,904	6,327	1		124,264	1,883

Self insurance for workers' compensation and general and professional liability insurance	7,215	(122)	106	323	173	41		7,736	(671)

Other operating costs	42,056	6,804	1,046	1,804	4,054	1	(8,934)	46,831	1,158

General and administrative expenses	2,822	831	834	204	178	10,412		15,281	(5)

Provision for losses on accounts receivable	329	478	1	145	2,073	-		3,026	(8)

Segment operating income (loss)	$22,132	$3,789	$1,318	$1,409	$(2,678)	$(10,442)	$-	$15,528	$(772)

Facility rent expense	8,674	218	193	449	211	-		9,745	54

Depreciation and amortization	1,233	61	47	155	171	167		1,834	1
Interest, net	796	(4)	-	29	(46)	1,066		1,841	12

Net segment income (loss)	$11,429	$3,514	$1,078	$776	$(3,014)	$(11,675)	$-	$2,108	$(839)
	======	=======	======	======	=======	======	======	======	======

Intersegment revenues	$(150)	$8,429	$533	$-	$122	$-	$(8,934)	$-	$-

Identifiable segment assets	$142,009	$31,197	$10,707	$10,730	$13,357	$463,762	$(360,449)	$311,313	$880

Segment capital expenditures	$1,906	$41	$16	$38	$453	$605	$-	$3,059	$1

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2003

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$137,417	$39,105	$15,850	$14,524	$11,199	$48	$(14,287)	$203,856	$227,685

Operating salaries and benefits	70,299	25,204	11,418	10,312	5,818	(33)		123,018	121,680

Self insurance for workers' compensation and general and professional liability insurance	6,952	525	325	452	250	5		8,509	11,154

Other operating costs	41,038	6,564	2,899	1,794	3,307	(4)	(14,287)	41,311	83,181

General and administrative expenses	3,587	902	593	285	-	8,524		13,891	2,538

Provision for losses on accounts receivable	1,134	1,022	23	39	886	(14)		3,090	2,887

Segment operating income (loss)	$14,407	$4,888	$592	$1,642	$938	$(8,430)	$-	$14,037	$6,245

Facility rent expense	9,014	198	248	430	185	-		10,075	11,727

Depreciation and amortization	1,117	296	17	121	154	245		1,950	579
Interest, net	726	(10)	-	-	-	5,536		6,252	308

Net segment income (loss)	$3,550	$4,404	$327	$1,091	$599	$(14,211)	$-	$(4,240)	$(6,369)
	======	======	======	======	======	======	======	======	======

Intersegment revenues	$(161)	$11,235	$2,614	$-	$599	$-	$(14,287)	$-	$-

Identifiable segment assets	$140,985	$29,201	$10,392	$12,908	$12,645	$484,206	$(364,717)	$325,620	$117,800

Segment capital expenditures	$953	$52	$13	$22	$366	$1,331	$-	$2,737	$1,384

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2004

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$295,349	$71,518	$28,492	$27,575	$16,490	$44	$(17,779)	$421,689	$5,364

Operating salaries and benefits	148,646	48,849	22,048	20,041	12,826	1		252,411	4,280

Self insurance for workers' compensation and general and professional liability insurance	18,491	123	366	911	627	125		20,643	(283)

Other operating costs	83,527	12,042	2,209	3,296	7,253	2	(17,779)	90,550	1,945

General and administrative expenses	5,804	1,653	1,600	464	381	21,855		31,757	18

Provision for losses on accounts receivable	1,372	1,376	331	220	2,422	-		5,721	226

Segment operating income (loss)	$37,509	$7,475	$1,938	$2,643	$(7,019)	$(21,939)	$-	20,607	$(822)

Facility rent expense	18,122	436	416	900	410	-		20,284	204

Depreciation and amortization	2,458	171	91	302	331	291		3,644	0
Interest, net	1,663	(5)	1	31	(46)	2,313		3,957	25

Net segment income (loss)	$15,266	$6,873	$1,430	$1,410	$(7,714)	$(24,543)	$-	$(7,278)	$(1,051)
	======	======	======	======	======	======	=======	======	======

Intersegment revenues	$(300)	$16,744	$1,089	$-	$246	$-	$(17,779)	$-	$-

Identifiable segment assets	$142,009	$31,197	$10,707	$10,730	$13,357	$463,762	$(360,449)	$311,313	$880

Segment capital expenditures	$2,899	$68	$23	$63	$641	$1,212	$-	$4,906	$16

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2003

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$274,004	$73,664	$30,936	$28,285	$21,401	$77	$(28,590)	$399,777	$502,615

Operating salaries and benefits	140,558	47,775	22,631	20,377	11,535	(30)		242,846	271,787

Self insurance for workers' compensation and general and professional liability insurance	14,988	1,035	613	901	494	11		18,042	27,290

Other operating costs	78,671	11,483	5,984	3,290	6,084	3	(28,590)	76,925	167,320

General and administrative expenses	7,466	1,821	1,116	497	-	22,249		33,149	5,466

Provision for losses on accounts receivable	2,791	379	(20)	18	1,298	(16)		4,450	5,854

Segment operating income (loss)	$29,530	$11,171	$612	$3,202	$1,990	$(22,140)	$-	$24,365	$24,898

Facility rent expense	17,691	392	474	868	341	-		19,766	34,861

Depreciation and amortization	2,409	603	32	250	294	243		3,831	2,039
Interest, net	1,537	(19)	-	-	-	9,123	___________	10,641	509

Net segment income (loss)	$7,893	$10,195	$106	$2,084	$1,355	$(31,506)	$-	$(9,873)	$(12,511)
	======	======	======	======	======	======	======	======	======

Intersegment revenues	$(300)	$22,259	$5,422	$-	$1,209	$-	$(28,590)	$-	$-

Identifiable segment assets	$140,985	$29,201	$10,392	$12,908	$12,645	$484,206	$(364,717)	$325,620	$117,800

Segment capital expenditures	$2,467	$110	$52	$22	$546	$3,459	$-	$6,656	$3,787

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, gain on sale of assets, net, gain on extinguishment of debt, net, income taxes and discontinued operations.

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

     The following table reconciles net segment loss to consolidated loss before income taxes and discontinued operations:

	For the Three Months Ended
	June 30, 2004	June 30, 2003

Net segment income (loss)	$ 2,108	$ (4,240)
Restructuring costs	(453)	(4,201)
Gain on sale of assets, net	396	2,727
Gain on extinguishment of debt, net	3,734	-
Income (loss) before income taxes and discontinued operations	$ 5,785	$ (5,714)
	==========	==========

	For the Six Months Ended
	June 30, 2004	June 30, 2003

Net segment loss	$ (7,278)	$ (9,873)
Restructuring costs	(1,288)	(5,920)
Gain on sale of assets, net	375	2,954
Gain on extinguishment of debt, net	3,734	-
Loss before income taxes and discontinued operations	$ (4,457)	$ (12,839)
	==========	==========

(13) Restructuring Costs

     We commenced our restructuring in January 2003 and substantially completed the restructuring in the fourth quarter of 2003. We expect to complete the remaining restructuring by the end of 2004. We adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), for all divestiture activities initiated after December 31, 2002. Under SFAS No. 146, there are four major types of costs associated with our restructuring: one-time termination benefits, contract termination, facility consolidation and professional fees. We have recognized these expenses in the income statement line "restructuring costs, net" as they are incurred. All of the costs are under the Corporate reportable segment. We have no liability account associated with this restructuring activity because all of the related expenses were paid when incurred. The following table sets forth the costs related to the restructuring activity in detail (in thousands).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Major Type of Restructuring Cost	Three Months Ended June 30, 2004 (1)	Six Months Ended June 30, 2004 (1)	Cumulative Amount Incurred to Date (2)	Total Expected Restructuring Costs (3)

One-time termination benefits	$ 85	$ 211	$ 1,135	$ 1,210
Contract terminations (4)	-	-	4,884	4,884
Facility consolidation	-	-	122	122
Professional fees	368	1,077	9,823	9,973
Total	$ 453	$ 1,288	$ 15,964	$ 16,189
	==========	=========	=========	=========

(1) Amount incurred in the period
(2) Cumulative amount incurred for restructuring period to date
(3) Aggregate amount expected to be incurred during entire restructuring
(4) Included costs related to the termination of bank loans

(14)  Subsequent Events

     In July 2004, we decided to divest our laboratory and radiology operations in the State of California. We can give no assurance that we will be able to successfully sell these operations. For the three and six months ended June 30, 2004, these operations generated $5.3 million and $6.7 million, respectively, of revenues and $3.6 million and $8.8 million, respectively, in net operating losses. For the three and six months ended June 30, 2003, these operations generated $6.3 million and $11.5 million, respectively, of revenues and $0.1 million each of net operating losses. For the third quarter of 2004, these operations will be considered an asset held for sale and their net operating losses will be classified into discontinued operations.

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

-

we continue to be self-insured for workers' compensation, health insurance and general and professional liability, and our costs associated with such insurances continue to be material and may increase;

-	government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations, could have an adverse impact to us;

-	we have patient care liabilities and other claims asserted against us (See "Note 11 - Other Events");

-

the Bureau of Medi-Cal Fraud and Elder Abuse ("the BMFEA") continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment (See "Note 11 - Other Events");

-	we are regularly scrutinized by other governmental agencies with respect to the operation of our healthcare facilities (See "Note 11 - Other Events");

-	we operate in a competitive environment;

-	it is difficult to recruit and retain qualified employees in the long-term care industry; and

-

the financial performance of our facilities is dependent in part on the occupancy percentages of the facilities, and there can be no assurance that our average occupancy percentage will remain at current levels.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

Current Liquidity.    For the six months ended and as of June 30, 2004, our net loss was $3.1 million and our working capital deficit was $19.6 million. Our working capital position was improved in February 2004 as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants and paying off the outstanding loan balance under our revolving senior loan agreement. In May 2004, our working capital position was further improved upon the restructuring of $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced of which $1.0 million remains in current portion of long-term debt, $3.0 million was paid off, and $3.7 million was forgiven and recorded as a gain on extinguishment of debt. This reduction was offset, in part, by $11.0 million in mortgage debt that was reclassified from long-term to current portion of debt in the quarter.

     For the three months ended June 30, 2004, the net cash decrease was approximately $14.8 million. The decrease was primarily due to $3.8 million of our receivables that were collected and retained by new operators of divested facilities, $3.4 million primarily related to a long-term debt repayment associated with the refinance of six mortgages, $3.3 million related to the paydown of vendor trade accounts payable and $3.1 million for capital expenditures, primarily in our long-term care operations. For the six months ended June 30, 2004, the net cash decrease was approximately $2.4 million. The decrease was primarily the result of $13.1 million related to the paydown of our revolver credit line as a result of our private equity placement, $11.7 million related to the paydown of past-due vendor trade accounts payables, $10.6 million of our receivables that were collected and retained by new operators of divested facilities, $5.1 million related to retention and operating bonus compensation recorded in the first three months of 2004, $5.0 million related to the refinance of six mortgages and other long-term debt repayments, $4.9 million to capital expenditures, primarily in our long-term care operations, and $2.1 million to other accrued liabilities, offset by $52.3 million of equity proceeds realized from the private equity placement.

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

     As of August 3, 2004, we had cash and cash equivalents of approximately $12.3 million and approximately $36.0 million of funds available for borrowing under our revolving senior loan agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

Leases and Mortgages. On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). The new master lease also effects the settlement of a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining a compromised portion of those amounts into "deferred base rent" that is not currently due or payable. Such deferred base rent accrues interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%) through January 2008, at which time interest becomes payable monthly. However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $4.4 million charge recorded in loss on disposal of discontinued operations for the six months ended June 30, 2004.

Restructuring. We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through June 30, 2004, we had divested 131 facilities and had identified five facilities that we would seek to transition to new operators. During the 18 months ended June 30, 2004, we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

facilities that we identified for transfer to new operators. As of June 30, 2004, we were released of our obligations to pay approximately $14.9 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $13.6 million of withheld rent, (i) $2.2 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $8.0 million was paid in settlements with landlords, (iii) $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent and (iv) $0.5 million was paid for unsecured claims.

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

     In 1999 and 2000, add-on payments were implemented to restore substantial Medicare funding to skilled nursing facilities and other healthcare providers that was originally eliminated by the 1997 Act. Two of those add-ons remain in place today: a 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care. These two add-ons are scheduled to expire when the Centers for Medicare and Medicaid Services ("CMS") releases refinements to the current RUG payment system. On July 30, 2004, CMS announced that the current RUG payment system would remain in place for the 2005 fiscal year, thus leaving the current classification system and add-ons in place for fiscal year 2005 (October 1, 2004 - September 30, 2005). When the refinements are implemented, the add-ons may be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced by new payment rates, we estimate that per beneficiary per diems would decrease by approximately $24.84 per patient day. For the three and six months ended June 30, 2004, we generated approximately $2.6 million and $5.2 million, respectively, in revenues related to these two add-ons. The loss of those revenues if the add-ons were to expire would have a material adverse effect on our financial position, results of operations and cash flows.

     CMS issued two increases in nursing facility rates effective October 1, 2003: a 3.0% increase of the annual update to the market basket and an additional 3.3% market basket increase to correct the underestimate of the market basket forecast in prior years. We estimate our Medicare revenues increased approximately $2.0 million ($19.50 per patient day) and $4.1 million ($19.58 per patient day), respectively, for the three and six months ended June 30, 2004, as a result of the combined increases. On July 30, 2004 CMS issued notice to increase the market basket 2.8% effective October 1, 2004, which when taken into consideration with the Federal wage index adjustments will be 3.0%. We estimate our Medicare revenues will increase approximately $9.85 per patient day as a result of the increase.

     CMS proposed a significant change for the reimbursement of Medicare Part A bad debts that would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting year beginning October 1, 2003, 20% for cost reporting year beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. We estimate that our Medicare revenues will decrease by approximately $0.7 million ($1.89 per patient day) in 2004, $1.4 million ($3.77 per patient day) in 2005, and $2.1 million ($5.66 per patient day) in 2006 if the proposed changes are implemented.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy, referred to as therapy caps. The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") placed a moratorium on the therapy caps, and it expired on June 30, 2003. As a result of litigation in Federal District Court, CMS agreed to delay implementation of the therapy caps until September 1, 2003. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. For the period in which the moratorium was not in place (September 1, 2003 to December 7, 2003), we estimate the application of the therapy cap reduced rehabilitation therapy services' revenue by $4.7 million and our inpatient services' revenue by $0.4 million. The implementation of the therapy caps would have a material adverse effect on our financial position, results of operations and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. The federal spending bill for fiscal 2003 allowed CMS to provide a 1.6% increase to the payment fee. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorized a 1.5% increase for fiscal year 2004 which we estimate resulted in increased revenues of $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2004.

     Our home health Medicare payment rates increased 3.3% for the 2004 Federal fiscal year (October 1, 2003 to September 30, 2004), which we estimate increased our Medicare revenues for the three and six months ended June 30, 2004 by $0.3 million and $0.6 million, respectively. Additionally, as nonaffiliated healthcare providers that are serviced by our ancillary services operations, including our rehabilitative, and laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

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

     Most state Medicaid programs use cost based reimbursement systems that will reimburse a nursing facility for reasonable costs it incurs in providing care to its patients subject to a threshold. In some states, cost based reimbursement is subject to retrospective adjustment. In other states, such adjustments may be made through future reimbursement rates paid to the nursing facility. Some states may reimburse nursing facilities based upon cost from a prior base year, adjusted for inflation. Nine of the thirteen states we currently operate in make payments to us based upon patient acuity.

     Several states that we operate in (Georgia, Washington, North Carolina and New Hampshire) have recently imposed a provider tax against nursing homes as a method of seeking to increase federal matching funds paid to those states for Medicaid. Those states have used the matching funds to increase Medicaid reimbursement rates paid to nursing homes, although the amount of the increase varies state by state. Georgia and Washington implemented a provider tax program and increased their Medicaid rates on July 1, 2003. CMS approved Georgia's provider tax on April 6, 2004 and Washington's provider tax is pending CMS' approval. North Carolina's provider tax program was approved by CMS on April 5, 2004, which resulted in Medicaid rate increases retroactive to October 1, 2003. New Hampshire passed provider tax legislation on June 15, 2004 that qualified under CMS guidelines for Federal matching funds. The amounts of the increase in Medicaid revenues, the provider tax expenses, and the net revenues recognized related thereto for continuing operations, for the three and six months ended June 30, 2004, are set forth below (in millions):

	Increase in Medicaid Revenues		| | |	Provider Taxes Expense		| | |	Net Result of Increased Medicaid Revenues and Provider Tax Expense
	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004	| | | |	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004	| | | |	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
Georgia	$ 1.6	$ 3.2	|	$ 0.7	$ 1.4	|	$ 0.9	$ 1.8
Washington	$ 0.3	$ 0.5	|	$ 0.2	$ 0.4	|	$ 0.1	$ 0.1
North Carolina	$ 2.7	$ 4.0	|	$ 0.8	$ 1.2	|	$ 1.9	$ 2.8
New Hampshire	$ 0.7	$ 1.3	|	$ 0.4	$ 0.8	|	$ 0.3	$ 0.5

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the provision of services. There can be no assurance that we will not be required to negatively adjust future earnings as a result of settlements with payors.

     Federal and state governments continue to focus on methods to curb spending on healthcare programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

Critical Accounting Policies Update

     We self-insure for the majority of our insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is also a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. In addition, in certain states in which we operate, state law prohibits insurance coverage for punitive damages arising from general and professional liability litigation, and we could be held liable for punitive damages in those states. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot be assured that they will remain solvent and able to fulfill their obligations. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented, (in thousands):

	For the				For the
	Three Months Ended				Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
Inpatient Services	$ 148,397	69.8%	$ 137,417	67.4%	$ 295,349	70.0%	$ 274,004	68.5%
Rehabilitation Therapy Services	35,113	16.5%	39,105	19.2%	71,518	17.0%	73,664	18.4%
Medical Staffing Services	14,161	6.6%	15,850	7.8%	28,492	6.8%	30,936	7.7%
Home Health Services	13,789	6.5%	14,524	7.1%	27,575	6.5%	28,285	7.1%
Laboratory and Radiology Services	10,127	4.8%	11,199	5.5%	16,490	3.9%	21,401	5.4%
Corporate	13	-%	48	-%	44	-%	77	-%
Intersegment Eliminations	(8,934)	(4.2)%	(14,287)	(7.0)%	(17,779)	(4.2)%	(28,590)	(7.1)%

Total net revenues	$ 212,666	100%	$ 203,856	100%	$ 421,689	100%	$ 399,777	100%
	======	====	======	====	======	====	======	====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the periods presented, (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Inpatient Services	$ (150)	$ (161)	$ (300)	$ (300)
Rehabilitation Therapy Services	8,429	11,235	16,744	22,259
Medical Staffing Services	533	2,614	1,089	5,422
Laboratory and Radiology Services	122	599	246	1,209
Total affiliated revenue	$ 8,934	$ 14,287	$ 17,779	$ 28,590
	========	========	========	========

     The following table sets forth the amount of net segment income (loss) for the periods presented, (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Inpatient Services	$ 11,429	$ 3,550	$ 15,266	$ 7,893
Rehabilitation Therapy Services	3,514	4,404	6,873	10,195
Medical Staffing Services	1,078	327	1,430	106
Home Health Services	776	1,091	1,410	2,084
Laboratory and Radiology Services	(3,014)	599	(7,714)	1,355
Net segment income before Corporate	13,783	9,971	17,265	21,633

Corporate	(11,675)	(14,211)	(24,543)	(31,506)
Net segment income (loss)	$ 2,108	$ (4,240)	$ (7,278)	$ (9,873)
	========	========	========	========

     The following table reconciles net segment income (loss) to consolidated income (loss) before income taxes and discontinued operations for the periods presented, (in thousands):

	For the Three Months Ended
	June 30, 2004	June 30, 2003

Net segment income (loss)	$ 2,108	$ (4,240)
Restructuring costs	(453)	(4,201)
Gain on sale of assets, net	396	2,727
Gain on extinguishment of debt, net	3,734	-
Income (loss) before income taxes and discontinued operations	$ 5,785	$ (5,714)
	===========	===========

	For the Six Months Ended
	June 30, 2004	June 30, 2003

Net segment loss	$ (7,278)	$ (9,873)
Restructuring costs	(1,288)	(5,920)
Gain on sale of assets, net	375	2,954
Gain on extinguishment of debt, net	3,734	-
Loss before income taxes and discontinued operations	$ (4,457)	$ (12,839)
	===========	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003

Total net revenues	100%	100.0%
Costs and expenses:
Operating salaries and benefits	58.4%	60.3%
Self insurance for workers' compensation and general and professional liability insurance	3.6%	4.2%
Other operating costs	22.1%	20.2%
Facility rent expense	4.6%	4.9%
General and administrative expenses	7.2%	6.8%
Depreciation and amortization	0.9%	1.0%
Provision for losses on accounts receivable	1.4%	1.5%
Interest, net	0.9%	3.1%
Restructuring costs, net	0.2%	2.1%
Gain on sale of assets, net	(0.2)%	(1.3)%
Gain on extinguishment of debt, net	(1.8)%	-%

Total costs, expenses and gains before income taxes and discontinued operations	97.3%	102.8%

Income (loss) before income taxes and discontinued operations	2.7%	(2.8)%
Income tax expense	0.1%	0.1%
Gain (loss) on discontinued operations	0.8%	(2.7)%

Net income (loss)	3.4%	(5.6)%
	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Total net revenues	100%	100%
Costs and expenses:
Operating salaries and benefits	59.9%	60.7%
Self insurance for workers' compensation and general and professional liability insurance	4.9%	4.5%
Other operating costs	21.4%	19.2%
Facility rent expense	4.8%	4.9%
General and administrative expenses	7.6%	8.3%
Depreciation and amortization	0.9%	1.0%
Provision for losses on accounts receivable	1.4%	1.1%
Interest, net	0.9%	2.7%
Restructuring costs, net	0.3%	1.5%
Gain on sale of assets, net	(0.1)%	(0.7)%
Gain on extinguishment of debt, net	(0.9)%	-%

Total costs, expenses and gains before income taxes and discontinued operations	101.1%	103.2%

Loss before income taxes and discontinued operations	(1.1)%	(3.2)%
Income tax (benefit) expense	(0.3)%	0.1%
Gain (loss) on discontinued operations	0.1%	(2.9)%

Net loss	(0.7)%	(6.2)%
	==========	==========

     The following discussions of the "Three Months Ended June 30, 2004 compared to the Three Months Ended June 30, 2003" and the "Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003" are based on the financial information presented in "Note 12 - Segment Information" in our consolidated financial statements.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of Operations

     We reported net income for the second quarter of 2004 of $7.3 million compared to a net loss of $11.6 million for the second quarter of 2003. Net revenues increased $8.8 million from $203.9 million for the three months ended June 30, 2003 to $212.7 million for the three months ended June 30, 2004.

     The net income for the 2004 period included:
-

a reduction of $6.0 million in self-insurance accruals, of which $3.0 million related to continuing operations for the first six months of the current year, $1.7 million to continuing operations for prior periods, and $1.3 million to divested operations for prior periods;

-	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages;

-	a $1.7 million gain from discontinued operations due to a $1.7 million reduction in the provision for losses on accounts receivable in our divested inpatient facilities and a $4.6 million recovery of receivables that were collected and retained by new operators of divested facilities offset by a $4.6 million reserve recorded in connection with the sale of a previously divested segment; and
33 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	a $0.4 million gain on sale of assets; offset by

-	net losses of $3.6 million associated with the California laboratory and radiology operations that included an increase in the provision for losses of $1.2 million.

     The net loss for the 2003 period included:
-	restructuring charges of $4.2 million; and

-	a $5.6 million loss from discontinued operations due to the divestiture of 131 inpatient facilities; offset by

-	a $2.8 million gain related to discounted payments to trade vendors and the recovery of bankruptcy-related preference payments; and

-	a $2.7 million gain on sale of assets.

Inpatient Services

     Net revenues increased $11.0 million from approximately $137.4 million for the three months ended June 30, 2003 to approximately $148.4 million for the three months ended June 30, 2004. The increase in net revenues for the Inpatient Services segment was primarily the result of:
-	an increase of $5.7 million in Medicaid revenues due to state rate increases driven by provider taxes and a more favorable case mix;

-	an increase of $4.8 million in Medicare revenues due primarily to an October 1, 2003 rate increase and increased customer base; and

-	an increase of $0.5 million in private and commercial insurance revenues due to rate increases.

     Operating salaries and benefits expenses increased $3.5 million to approximately $73.8 million for the three months ended June 30, 2004 from approximately $70.3 million for the three months ended June 30, 2003. The increase was primarily due to wage increases to remain competitive in local markets and an increase in labor hours associated with an increase in Medicare census, offset slightly with a decrease in group health costs.

     Self-insurance for workers' compensation and general and professional liability insurance increased approximately $0.2 million from $7.0 million for the three months ended June 30, 2003 as compared to $7.2 million for the three months ended June 30, 2004. This increase was comprised of:
-	a $0.5 million increase related to patient care liability costs that included a $2.1 million reduction of reserves of which $2.0 million related to continuing operations in the first six months of the current year and $0.1 million to continuing operations for prior periods; offset by

-	a decrease of $0.3 million related to workers' compensation insurance costs that included a $2.6 million reduction of reserves for workers' compensation liabilities, of which $1.0 million related to continuing operations for the first six months of the current year and $1.6 million to continuing operations for prior periods.

     Other operating costs increased approximately $1.1 million to $42.1 million for the three months ended June 30, 2004 from $41.0 million for the three months ended June 30, 2003. The increase is primarily due to:
-	an increase of approximately $0.4 million due to increases in the cost of supplies and other purchased services related to patient care; and

-

a $0.8 million increase in provider taxes for the three months ended June 30, 2004 as compared to the same period in 2003 due to the implementation of provider taxes in North Carolina and New Hampshire and an increase in provider tax rates in Georgia and Washington.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Facility rent expense decreased approximately $0.3 million from $9.0 million for the three months ended June 30, 2003 to $8.7 million for the three months ended June 30, 2004. The decrease was primarily due to restructured lease agreements.

     General and administrative expenses decreased from approximately $3.6 million for the three months ended June 30, 2003 to approximately $2.8 million for the three months ended June 30, 2004. The $0.8 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utilities and supplies that were eliminated as part of the restructuring.

     Depreciation and amortization increased $0.1 million to approximately $1.2 million for the three months ended June 30, 2004 from approximately $1.1 million for the three months ended June 30, 2003. The increase was primarily attributable to capital expenditures incurred for facility improvements.

     The provision for losses on accounts receivable decreased $0.8 million from approximately $1.1 million for the three months ended June 30, 2003 to approximately $0.3 million for the three months ended June 30, 2004. With improvements in credit and collection practices, the provision required has been trending strongly positive.

     Net interest expense for the three months ended June 30, 2004 was approximately $0.8 million as compared to $0.7 million for the three months ended June 30, 2003. The $0.1 million increase was primarily due to the normal increase in interest expense related to debt amortization.

Rehabilitation Therapy Services

     Net revenues from continuing operations for the Rehabilitation Therapy Services segment decreased $4.0 million from approximately $39.1 million for the three months ended June 30, 2003 to approximately $35.1 million for the three months ended June 30, 2004. The decrease was primarily due to the decrease in nonaffiliated sales as a result of the lingering disruption of the sales cycle in 2004 due to the contemplated sale of a major component of the segment in late 2003.

     Operating salaries and benefits expenses decreased $1.9 million to approximately $23.3 million for the three months ended June 30, 2004 from approximately $25.2 million for the three months ended June 30, 2003. The decrease was primarily driven by the reduction of employees and reorganization of the divisional structure as a result of the impact of lower revenues as discussed above.

     Other operating costs increased $0.2 million to $6.8 million for the three months ended June 30, 2004 from $6.6 million for the three months ended June 30, 2003. The increase is primarily due to legal and other costs related to the canceled sale in late 2003 of a major component of the segment.

     Depreciation and amortization decreased $0.2 million from approximately $0.3 million for the three months ended June 30, 2003 to approximately $0.1 million for the three months ended June 30, 2004. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003 and the restructuring of operations in 2004.

     The provision for losses on accounts receivable decreased $0.5 million from approximately $1.0 million for the three months ended June 30, 2003 to approximately $0.5 million for the three months ended June 30, 2004. The decrease in expense for the three months ended June 30, 2004 was primarily due to improved credit and collection practices and the cancellation of contracts for which customers did not meet contractual credit terms.

Medical Staffing Services

     Net revenues from the Medical Staffing Services segment decreased $1.7 million from approximately $15.9 million for the three months ended June 30, 2003 to approximately $14.2 million for the three months ended June 30, 2004. The decrease was primarily the result of:

-	a decrease of approximately $2.1 million in affiliated revenues to our inpatient facilities due to decreased usage of agency staff by the facilities, offset by
35 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	an increase in nonaffiliated revenues of approximately $0.4 million.

     Operating salaries and benefits expenses were approximately $10.9 million for the three months ended June 30, 2004 as compared to approximately $11.4 million for the three months ended June 30, 2003, a decrease of approximately $0.5 million. The decrease was tied directly to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $1.9 million from $2.9 million for the three months ended June 30, 2003 to $1.0 million for the three months ended June 30, 2004. The decrease was primarily attributable due to a decrease of $1.6 million in contract labor expense due to decreased usage by the affiliated inpatient facilities.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.2 million from approximately $0.6 million for the three months ended June 30, 2003 to approximately $0.8 million for the three months ended June 30, 2004. The increase was primarily due to additional regional infrastructure costs associated with initiatives to attract new business.

Home Health Services

     Net revenues from the Home Health Services segment decreased approximately $0.7 million to $13.8 million for the three months ended June 30, 2004 from approximately $14.5 million for the three months ended June 30, 2003. The decrease in revenues was comprised primarily of a decrease in Medicare revenues of approximately $0.5 million in Home Health and $0.2 million in Home Care.

     Operating salaries and benefits expenses decreased approximately $0.4 million to $9.9 million for the three months ended June 30, 2004 from approximately $10.3 million for the three months ended June 30, 2003. The decrease is primarily the result of a decrease in health insurance costs related to fewer health claims and lower claim costs.

Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment decreased $1.1 million from approximately $11.2 million for the three months ended June 30, 2003 to approximately $10.1 million for the three months ended June 30, 2004, due to a decrease in revenues of $0.9 million in our California operations and $0.2 million in other operations.

     Operating salaries and benefits expenses increased $0.5 million to approximately $6.3 million for the three months ended June 30, 2004 from approximately $5.8 million for the three months ended June 30, 2003, due to normal wage increases and replacement of staff at higher wage rates.

     Other operating costs increased $0.8 million to $4.1 million for the three months ended June 30, 2004 from $3.3 million for the three months ended June 30, 2003. This increase is due primarily to an increase in legal costs associated with an employment matter for which a $0.6 million reserve was recorded in 2004.

     The provision for losses on accounts receivable increased $1.2 million from approximately $0.9 million for the three months ended June 30, 2003 to approximately $2.1 million for the three months ended June 30, 2004. The increase was primarily the result of a contractual allowance adjustment recorded in the California operations.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to segments increased $1.9 million from approximately $8.5 million for the three months ended June 30, 2003 to approximately $10.4 million for the three months ended June 30, 2004. The increase was primarily due to $2.8 million of vendor settlements related to outstanding trade payables realized in 2003 that did not reoccur in 2004 offset by reductions made in conjunction with the inpatient divestitures.

Interest Expense

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      Net interest expense not directly attributed to segments decreased $4.4 million from approximately $5.5 million for the three months ended June 30, 2003 to approximately $1.1 million for the three months ended June 30, 2004. The reduction was primarily due to the private placement of our common stock and warrants and the payoff of substantially all of the outstanding Revolving loan balance.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     We reported a net loss of $3.1 million for the first six months of 2004 compared to a net loss of $24.8 million for the first six months of 2003. Net revenues increased $21.9 million from $399.8 million for the six months ended June 30, 2003 to $421.7 million for the six months ended June 30, 2004.

   The net loss for the 2004 period was comprised of:

-	net losses of $8.8 million associated with the California laboratory and radiology operations that included a revenue adjustment of $3.3 million and a provision for loss adjustment of $1.2 million;

-	restructuring charges of $1.3 million; offset by

-

a reduction of $6.0 million in self-insurance costs, of which $3.0 million related to continuing operations in the first six months of the current year, $1.7 million to continuing operations for prior periods and $1.3 million to divested operations for prior periods; and

-	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages; and

-	a $0.4 million gain on sale of assets; and

-	a $0.2 million gain from discontinued operations which included a $4.6 million recovery of receivables that were collected and retained by new operators of divested facilities offset by a $4.6 million reserve recorded in connection with the sale of a previously divested segment.

     The net loss for the 2003 period included:
-	restructuring charges of $5.9 million; and

-	an $11.5 million loss from discontinued operations due to the divestiture of 131 inpatient facilities; offset by

-	a $4.1 million gain related to discounted payments to trade vendors and the recovery of bankruptcy-related preference payments; and

-	a $3.0 million gain on sale of assets.

Inpatient Services

     Net revenues increased $21.3 million from approximately $274.0 million for the six months ended June 30, 2003 to approximately $295.3 million for the six months ended June 30, 2004. The increase in net revenues for the Inpatient Services division was primarily the result of:

-	an increase of $10.4 million in Medicaid revenues due to state rate increases driven by provider taxes and a more favorable case mix;

-	an increase of $7.8 million in Medicare revenues due primarily to an October 1, 2003 rate increase and increased customer base; and

-	an increase of $2.8 million in private and commercial insurance revenues due to rate increases.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Operating salaries and benefits expenses increased $8.0 million from approximately $140.6 million for the six months ended June 30, 2003 to approximately $148.6 million for the six months ended June 30, 2004. The increase was primarily  due to wage increases to remain competitive in local markets and an increase in labor hours associated with the increase in Medicare revenues, offset by a decrease in group health costs.

     Self-insurance for workers' compensation and general and professional liability insurance increased approximately $3.5 million from $15.0 million for the six months ended June 30, 2003 as compared to $18.5 million for the six months ended June 30, 2004. This increase was comprised of:

-

a $2.3 million increase related to patient care liability costs that included a $2.1 million reduction of reserves, of which $2.0 million related to continuing operations for the first six months of the current year and $0.1 million to continuing operations for prior periods; and

-

a $1.1 million increase related to workers' compensation costs that included a $2.6 million reduction of reserves, of which $1.0 million related to continuing operations for the first six months of the current year and $1.6 million related to continuing operations for prior periods.

     Other operating costs increased approximately $4.8 million to $83.5 million for the six months ended June 30, 2004 from $78.7 million for the six months ended June 30, 2003. The increase is primarily due to:

-

a $3.2 million increase in provider taxes for the six months ended June 30, 2004 as compared to the same period in 2003 due to the implementation of provider taxes in North Carolina and New Hampshire and an increase in provider tax rates in Georgia and Washington, and

-	$1.8 million increase in contract labor related primarily to pharmacy services.

     Facility rent expense increased approximately $0.4 million from $17.7 million for the six months ended June 30, 2003 to $18.1 million for the six months ended June 30, 2004. The increase was primarily due to restructured lease agreements and contractually scheduled rent increases on existing leases.

     General and administrative expenses decreased from approximately $7.5 million for the six months ended June 30, 2003 to approximately $5.8 million for the six months ended June 30, 2004. The $1.7 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utility costs and supplies that were reduced as part of the restructuring.

     Depreciation and amortization increased $0.1 million to approximately $2.5 million for the six months ended June 30, 2004 from approximately $2.4 million for the six months ended June 30, 2003. The increase was primarily attributable to capital expenditures incurred for facility improvements.

     The provision for losses on accounts receivable decreased $1.4 million from approximately $2.8 million for the six months ended June 30, 2003 to approximately $1.4 million for the six months ended June 30, 2004. With improvements in credit and collection practices, the provision required has been trending strongly positive.

     Net interest expense for the six months ended June 30, 2004 was approximately $1.7 million as compared to $1.5 million for the six months ended June 30, 2003. The $0.2 million increase was primarily due to the normal increase in interest expense related to debt amortization.

Rehabilitation Therapy Services

     Net revenues from continuing operations for Rehabilitation Therapy Services decreased $2.2 million from approximately $73.7 million for the six months ended June 30, 2003 to approximately $71.5 million for the six months ended June 30, 2004. The decrease was primarily due to the decrease in non-affiliated sales as a result of the lingering disruption of the sales cycle in 2004 of the business due to the contemplated sale of a major component of the segment in late 2003.

     Operating salaries and benefits expenses increased $1.0 million to approximately $48.8 million for the six months ended June 30, 2004 from approximately $47.8 million for the six months ended June 30, 2003. The increase was primarily driven

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

by costs incurred to retain and recruit employees to replace personnel who left due to the possible sale in late 2003 mentioned above.

     Other operating costs increased $0.5 million to $12.0 million for the six months ended June 30, 2004 from $11.5 million for the six months ended June 30, 2003. The increase is primarily due to an increase in legal and other costs related to the restructuring of the operations after the contemplated sale of a major component of the segment was canceled.

     Depreciation and amortization decreased $0.4 million from approximately $0.6 million for the six months ended June 30, 2003 to approximately $0.2 million for the six months ended June 30, 2004. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003.

     The provision for losses on accounts receivable increased $1.0 million from approximately $0.4 million for the six months ended June 30, 2003 to approximately $1.4 million for the six months ended June 30, 2004. The increase in expense for the six months ended June 30, 2004 was primarily due to bad debt recoveries in 2003 that did not occur in 2004.

Medical Staffing Services

     Net revenues from Medical Staffing Services decreased $2.4 million from approximately $30.9 million for the six months ended June 30, 2003 to approximately $28.5 million for the six months ended June 30, 2004. The decrease was primarily the result of:

-	a decrease of approximately $4.3 million in affiliated revenues to our inpatient facilities due to decreased usage of agency staff by the ongoing inpatient services; offset by

-	an increase in non-affiliated revenues of approximately $1.8 million primarily due to price increases and higher billable hours.

     Operating salaries and benefits expenses were approximately $22.0 million for the six months ended June 30, 2004 as compared to approximately $22.6 million for the six months ended June 30, 2003, a decrease of approximately $0.6 million The decrease was tied directly to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $3.8 million from $6.0 million for the six months ended June 30, 2003 to $2.2 million for the six months ended June 30, 2004. The decrease was primarily attributable to a decrease of $3.3 million in contract labor expense due to decreased usage by ongoing affiliated inpatient services facilities.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.5 million from approximately $1.1 million for the six months ended June 30, 2003 to approximately $1.6 million for the six months ended June 30, 2004. The increase was primarily due to regional infrastructure costs associated with initiatives to attract new business.

Home Health Services

     Net revenues from Home Health Services decreased approximately $0.7 million to $27.6 million for the six months ended June 30, 2004 from approximately $28.3 million for the six months ended June 30, 2003. The decrease in revenues was comprised primarily of a decrease in Medicare revenues related to a $0.5 million in Home Health and $0.2 million in Home Care.

     Operating salaries and benefits expenses decreased approximately $0.4 million to $20.0 million for the six months ended June 30, 2004 from approximately $20.4 million for the six months ended June 30, 2003. The decrease is primarily the result of a decrease in health insurance costs related to fewer health claims and lower claim costs.

Laboratory and Radiology Services

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Net revenues from Laboratory and Radiology Services decreased $4.9 million from approximately $21.4 million for the six months ended June 30, 2003 to approximately $16.5 million for the six months ended June 30, 2004 due to a decrease in revenues of $4.8 million in our California operations and $0.1 million in other operations.

     Operating salaries and benefits expenses increased $1.3 million to approximately $12.8 million for the six months ended June 30, 2004 from approximately $11.5 million for the six months ended June 30, 2003 due to normal wage increases and replacement of staff at higher wage rates.

     Other operating costs increased $1.2 million to $7.3 million for the six months ended June 30, 2004 from $6.1 million for the six months ended June 30, 2003. The increase was driven primarily by a $0.6 million accrual for legal costs associated with an employment matter and an increase in purchased services due primarily to contractual price increases from various suppliers.

     The provision for losses on accounts receivable increased $1.1 million from approximately $1.3 million for the six months ended June 30, 2003 to approximately $2.4 million for the six months ended June 30, 2004. The increase was primarily the result of a $1.2 million contractual allowance adjustment recorded in the California laboratory and radiology operations.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to segments decreased $0.3 million from approximately $22.2 million for the six months ended June 30, 2003 to approximately $21.9 million for the six months ended June 30, 2004. The decrease was primarily due to infrastructure changes made during our 2003 restructuring efforts that reduced overhead and streamlined expenses offset by normal wage increases.

Interest Expense

        Net interest expense not directly attributed to segments decreased $6.8 million from approximately $9.1 million for the six months ended June 30, 2003 to approximately $2.3 million for the six months ended June 30, 2004. The reduction was primarily due to the private placement of our common stock and warrants and the payoff of substantially all of the outstanding revolving loan balance.

Income Tax Expense

        Income tax expense decreased $1.6 million to a benefit of $1.1 million for the six months ended June 30, 2004 from an expense of $0.5 million for the six months ended June 30, 2003. The decrease was the result of $1.4 million of IRS refunds received for NOL carrybacks offset by $0.3 million of estimated state tax liabilities.

Liquidity and Capital Resources

     For the six months ended and as of June 30, 2004, our net loss was $3.1 million and our working capital deficit was $19.6 million. Our working capital position was improved in February 2004 as a result of the net proceeds of $52.3 million received from our private placement of our common stock and warrants and paying off the outstanding loan balance under our Revolving Loan Agreement. In May 2004, our working capital position was further improved upon the restructuring of $21.2 million of mortgage debt that was previously classified in current portion of long-term debt. The mortgage debt was restructured as follows: $14.5 million was refinanced, $3.0 million was paid off, and $3.7 million was forgiven and recorded as a gain on extinguishment of debt. This reduction was offset, in part, by $11.0 million in mortgage debt that was reclassified from long-term to current portion of debt in the quarter.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     As of June 30, 2004, we had cash and cash equivalents of approximately $23.2 million, no outstanding balance under our revolving loan agreement and approximately $24.8 million of funds available for borrowing under our Revolving Loan Agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

     For the three months ended June 30, 2004, the net cash decrease was approximately $14.8 million. The decrease was primarily due to $3.8 million of our receivables that were collected and retained by new operators of divested facilities, $3.4 million primarily related to a long-term debt repayment associated with the refinance of six mortgages, $3.3 million related to the paydown of vendor trade accounts payable and $3.1 million for capital expenditures, primarily in our long-term care operations. For the six months ended June 30, 2004, the net cash decrease was approximately $2.4 million. The decrease was primarily the result of $13.1 million related to the paydown of our revolver credit line as a result of our private equity placement, $11.7 million related to the paydown of past-due vendor trade accounts payables, $10.6 million of our receivables that were collected and retained by new operators of divested facilities, $5.1 million related to retention and operating bonus compensation recorded in the first three months of 2004, $5.0 million related to the refinance of six mortgages and other long-term debt repayments, $4.9 million to capital expenditures, primarily in our long-term care operations, and $2.1 million to other accrued liabilities, offset by $52.3 million of equity proceeds realized from the private equity placement.

     On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we will continue to operate 30 facilities (including 23 long-term care facilities, two rehabilitation hospitals, and five behavioral facilities). The new master lease also effects the settlement of a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining a compromised portion of those amounts into "deferred base rent" that is not currently due or payable. Such deferred base rent accrues interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%) through January 2008, at which time interest becomes payable monthly. However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $4.4 million charge recorded in gain on disposal of discontinued operations, net, for the six months ended June 30, 2004.

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement"). The Revolving Loan Agreement is a $75.0 million two-year revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of June 30, 2004 on borrowings under the Revolving Loan Agreement was approximately 5.25%. The weighted average borrowing interest rate for the period from January 1, 2004 through June 30, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of June 30, 2004 was $44.2 million, net of specified reserves of $14.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of June 30, 2004, we were in compliance with these ratios. As of June 30, 2004, we had issued approximately $19.4 million in letters of credit, leaving approximately $24.8 million available for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through June 30, 2004, we had divested 131 facilities and had identified five facilities that we would seek to transition to new operators. During the 18 months ended June 30, 2004 we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. Through June 30, 2004, we were released of our obligations to pay approximately $14.9 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $13.6 million of withheld rent, (i) $2.2 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

lease termination agreement, (ii) $8.0 million was paid in settlements with landlords, (iii) $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent and (iv) $0.5 million was paid for unsecured claims.

     In July 2004, we decided to divest our laboratory and radiology operations in the State of California. We can give no assurance that we will be able to successfully sell these operations. For the three and six months ended June 30, 2004, these operations generated $5.3 million and $6.7 million, respectively, of revenues and $3.6 million and $8.8 million, respectively, in net operating losses. For the three and six months ended June 30, 2003, these operations generated $6.3 million and $11.5 million, respectively, of revenues and $0.1 million each of net operating losses. For the third quarter of 2004, these operations will be considered an asset held for sale and their net operating losses will be classified into discontinued operations.

     We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $3.1 million and $4.1 million for the three months ended June 30, 2004 and 2003, respectively, and $4.9 million and $10.4 million for the six months ended June 30, 2004 and 2003, respectively. These capital expenditures include those related to discontinued operations of $1.4 million and $3.8 million for the three and six months ended June 30, 2003, respectively. There were no significant capital expenditures for divested facilities in 2004.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $8.0 million remains outstanding under the note. The outstanding payments coming due under the promissory note are payable as follows: $2.0 million on February 28, 2005 and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of June 30, 2004 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of June 30, 2004, we expect to pay in excess of approximately $2.8 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us. We currently have $4.0 million reserved against our borrowing base relating to these payments.

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

ITEM 4.  Controls and Procedures

     As of the end of the period covered by this report, our management, including our Chief Executive Officer (who also serves as Chairman of the Board) and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Note 11 - Other Events" and is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   On March 1, 2004, we executed an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its subsidiaries (collectively, "Omega") pursuant to which, among other things, Omega obtained the right to convert approximately $7.8 million of deferred base rent owed to Omega into 800,000 shares of our common stock, subject to adjustment. In April 2004, Omega exercised its right to convert the deferred base rent into 760,000 shares of our common stock and a $0.5 million cash payment. The offering and sale of securities was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

(d)   Not applicable.

(e)   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of our stockholders was held on May 19, 2004.

(b)   Gregory S. Anderson, Richard K. Matros, Bruce C. Vladeck, Ph.D. and Milton J. Walters were each elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in 2005. The following table sets forth the number of votes cast for and withheld for each director elected at the annual meeting:

Director	For	Withheld

Gregory S. Anderson	10,879,677	36,599

Richard K. Matros	10,907,763	8,513

Bruce C. Vladeck, Ph.D.	10,879,716	36,560

Milton J. Walters	10,876,987	39,289

In addition, the Board of Directors appointed Tony M. Astorga, Christian K. Bement and Steven M. Looney to fill vacant seats on the Board of Directors in May 2004.

(c)   The matters voted at the meeting and the results were as follows;

1.

Amendment of the 2002 Management Equity Incentive Plan to, among other things, change the name of the plan to the 2004 Equity Incentive Plan and increase the number of shares of common stock authorized for awards under the plan from 900,000 shares to 2,100,000 shares.

For	Against	Abstain	Broker Non-Votes
5,742,385	1,210,155	20,823	3,942,913

2.	Ratification of the appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ended December 31, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

For	Against	Abstain
10,826,078	83,826	6,372

(d)   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1

Second Amendment to Loan and Security Agreement dated August 2, 2004 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, CapitalSource Finance, LLC as Collateral Agent and certain other lending institutions

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K

1.	Report dated May 10, 2004, and filed on May 11, 2004 to file our press release that announced our first-quarter results.

2.	Report dated May 11, 2004, and filed on May 17, 2004, to furnish the transcript of the prepared comments by Sun's management during our May 11, 2004 investor conference call.

3.	Report dated May 19, 2004, and filed on May 19, 2004, to file our press release that disclosed the election of three new directors to our Board.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date:  August 9, 2004

By: /s/ Kevin W. Pendergest
Kevin W. Pendergest
Chief Financial Officer