Form 10-Q
period 2004-09-30
SUN HEALTHCARE GROUP INC
filed 2004-11-08
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     As of November 1, 2004, there were 15,327,928 shares of the Registrant's $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended September 30, 2004

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	As of September 30, 2004 (unaudited) and December 31, 2003	3-4

	Consolidated Statements of Operations
	For the three months ended September 30, 2004 and 2003 (unaudited)	5
	For the nine months ended September 30, 2004 and 2003 (unaudited)	6

	Consolidated Statements of Cash Flows
	For the three months ended September 30, 2004 and 2003 (unaudited) and
	for the nine months ended September 30, 2004 and 2003 (unaudited)	7

	Notes to the Consolidated Financial Statements	8-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 6.	Exhibits	46

Signature		47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 28,946	$ 25,574
Accounts receivable, net of allowance for doubtful accounts of $44,321 at September 30, 2004 and $67,108 at December 31, 2003	96,780	109,775
Inventories, net	3,574	3,695
Other receivables, net of allowance of $5,455 at September 30, 2004 and $736 at December 31, 2003	1,813	1,577
Assets held for sale	8,137	3,022
Restricted cash	26,024	33,699
Prepaids and other assets	8,885	4,742

Total current assets	174,159	182,084

Property and equipment, net	108,505	59,532
Notes receivable, net of allowance of $34 at September 30, 2004 and $6,509 at December 31, 2003	658	440
Goodwill, net	3,834	3,834
Restricted cash, non-current	34,889	33,920
Other assets, net	15,691	20,588

Total assets	$ 337,736	$ 300,398
	==========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)
	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Current liabilities:
Current portion of long-term debt	$ 16,984	$ 24,600
Accounts payable	36,689	46,339
Accrued compensation and benefits	35,371	41,333
Accrued self-insurance obligations	40,393	59,029
Income taxes payable	15,010	14,470
Other accrued liabilities	49,730	53,690

Total current liabilities	194,177	239,461

Accrued self-insurance obligations, net of current portion	143,410	138,072
Long-term debt, net of current portion	91,044	54,278
Unfavorable lease obligations	14,661	31,856
Other long-term liabilities	2,827	3,129

Total liabilities	446,119	466,796

Commitments and contingencies

Minority interest	10,658	-

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of September 30, 2004 and December 31, 2003	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 15,320,766 and 10,043,979 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	153	100
Additional paid-in capital	334,646	272,889
Accumulated deficit	(451,849)	(437,632)
	(117,050)	(164,643)
Less:
Unearned compensation	(1,991)	(1,755)
Total stockholders' deficit	(119,041)	(166,398)
Total liabilities and stockholders' deficit	$ 337,736	$ 300,398
	==========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
	(unaudited)	(unaudited)

Total net revenues	$ 204,470	$ 203,429
Costs and expenses:
Operating salaries and benefits	122,633	126,836
Self-insurance for workers' compensation and general and professional liability insurance	11,395	8,496
Other operating costs	42,356	40,450
Facility rent expense	9,738	9,910
General and administrative expenses	13,387	17,082
Depreciation and amortization	2,871	1,827
Provision for losses on accounts receivable	2,062	1,727
Interest, net	2,397	4,084
Restructuring costs, net	328	4,092
Loss on sale of assets, net	1,537	729
Total costs and expenses	208,704	215,233

Loss before income taxes and discontinued operations	(4,234)	(11,804)
Income tax expense	-	175
Loss before discontinued operations	(4,234)	(11,979)

Discontinued operations:
Loss from discontinued operations, net	(3,177)	(5,965)
(Loss) gain on disposal of discontinued operations, net	(3,680)	57,054
(Loss) income on discontinued operations	(6,857)	51,089

Net (loss) income	$ (11,091)	$ 39,110

Basic and diluted (loss) income per common and common equivalent share:
Loss before discontinued operations	$ (0.28)	$ (1.19)
(Loss) income on discontinued operations, net	(0.45)	5.08
Net (loss) income	$ (0.73)	$ 3.89
	==========	=========
Shares used in computing (loss) income per common share:
Basic	15,275	10,060
Diluted	15,275	10,060

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
	(unaudited)	(unaudited)

Total net revenues	$ 619,609	$ 592,224
Costs and expenses:
Operating salaries and benefits	367,658	363,947
Self-insurance for workers' compensation and general and professional liability insurance	31,518	26,243
Other operating costs	128,513	113,927
Facility rent expense	29,792	29,504
General and administrative expenses	44,991	50,232
Depreciation and amortization	6,330	5,486
Provision for losses on accounts receivable	5,584	5,291
Interest, net	6,354	14,726
Restructuring costs, net	1,615	10,012
Loss (gain) on sale of assets, net	1,162	(2,225)
Gain on extinguishment of debt, net	(3,734)	-
Total costs and expenses	619,783	617,143

Loss before income taxes and discontinued operations	(174)	(24,919)
Income tax (benefit) expense	(1,122)	665
Income (loss) before discontinued operations	948	(25,584)

Discontinued operations:
Loss from discontinued operations, net	(12,746)	(18,509)
(Loss) gain on disposal of discontinued operations, net	(2,418)	58,368
(Loss) income on discontinued operations	(15,164)	39,859

Net (loss) income	$ (14,216)	$ 14,275

Basic and diluted (loss) income per common and common equivalent share:
Income (loss) before discontinued operations	$ 0.07	$ (2.55)
(Loss) income on discontinued operations, net	(1.07)	3.97
Net (loss) income	$ (1.00)	$ 1.42
	=========	=========
Shares used in computing (loss) income per common share:
Basic	14,181	10,047
Diluted	14,261	10,047

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$ (11,091)	$ 39,110	$ (14,216)	$ 14,275
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities, including discontinued operations:
Gain on extinguishment of debt, net	-	-	(3,734)	-
Depreciation	1,926	72	3,383	3,957
Amortization	1,064	1,655	3,251	3,640
Amortization of favorable and unfavorable lease intangibles	(546)	(2,005)	(2,770)	(6,934)
Provision for losses on accounts receivable	4,376	2,799	10,324	13,104
Gain on disposal of discontinued operations, net	3,680	(57,054)	2,418	(58,368)
Loss (gain) on sale of assets	1,537	729	1,162	(2,225)
Restricted stock and stock option compensation	325	202	891	742
Other, net	118	31	1,253	497
Changes in operating assets and liabilities:
Accounts receivable, net	4,602	39,528	6,960	56,667
Inventories, net	(31)	228	(35)	801
Other receivables, net	10,129	2,381	(506)	959
Restricted cash	5,007	(454)	8,636	(2,159)
Prepaids and other assets	(5,100)	(623)	(7,142)	2,698
Accounts payable	(2,150)	7,700	(13,880)	2,797
Accrued compensation and benefits	(1,266)	(16,676)	(6,333)	(23,015)
Accrued self-insurance obligations	(7,671)	(3,538)	(13,353)	12,580
Income taxes payable	787	(138)	540	401
Other accrued liabilities	2,905	(15,804)	769	(7,088)
Other long-term liabilities	-	409	(261)	782
Net cash provided by (used for) operating activities before reorganization costs	8,601	(1,448)	(22,643)	14,111
Net cash paid for reorganization costs	-	(1,606)	(499)	(9,846)
Net cash provided by (used for) operating activities	8,601	(3,054)	(23,142)	4,265

Cash flows from investing activities:
Capital expenditures, net	(3,383)	(3,135)	(8,305)	(13,578)
Proceeds from sale of assets held for sale	1,357	77,285	1,357	77,637
Repayment of long-term notes receivable	91	77	147	748
Net cash (used for) provided by investing activities	(1,935)	74,227	(6,801)	64,807

Cash flows from financing activities:
Net payments under Revolving Loan Agreement	-	(72,113)	(13,091)	(67,969)
Long-term debt repayments	(896)	(776)	(5,860)	(4,350)
Net proceeds from issuance of common stock	-	-	52,266	-
Net cash (used for) provided by financing activities	(896)	(72,889)	33,315	(72,319)

Net increase (decrease) in cash and cash equivalents	5,770	(1,716)	3,372	(3,247)
Cash and cash equivalents at beginning of period	23,176	19,482	25,574	21,013
Cash and cash equivalents at end of period	$ 28,946	$ 17,766	$ 28,946	$ 17,766
	=======	=======	=======	=======

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

     References throughout this document to the Company include Sun Healthcare Group, Inc. and our direct and indirect consolidated subsidiaries. Beginning as of July 1, 2004, Sun Healthcare Group, Inc.'s financial statements also include the accounts of three partnerships, five limited liability companies and one sole proprietorship (collectively known as "Clipper"), each of which we own five percent or less of their voting interests, as a result of our application of FASB's Revised Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46R"). See "Note 7 - Variable Interest Entities" for additional information concerning this accounting pronouncement. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. Inpatient services represent the most significant portion of our business. As of September 30, 2004, we operated 106 long-term care facilities in 13 states.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at September 30, 2004 and December 31, 2003, the consolidated results of our operations and the consolidated cash flows for the three and nine month periods ended September 30, 2004 and 2003, respectively. We believe that all adjustments are of a normal and recurring nature with the exception of the adjustments related to our application of FIN No. 46R. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

(2)  Basis of Reporting and Current Operating Environment

     For the nine months ended and as of September 30, 2004, our net loss was $14.2 million and our working capital deficit was $20.0 million. As of September 30, 2004, we had cash and cash equivalents of approximately $28.9 million, no balance outstanding under our revolving loan agreement and approximately $30.5 million of funds available for borrowing under our revolving loan agreement which expires September 5, 2005. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months. We expect to extend our revolving loan agreement upon its expiration.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three months ended September 30, 2004, the net cash increase was approximately $5.8 million. The increase was primarily due to:
-	$5.8 million of collection of cost report settlements;

-	$5.0 million collections of receivables from divested facilities;

-	$2.2 million in other receivables; and

-	$1.4 million proceeds from the sale of a land parcel; offset by

-	$3.4 million for capital expenditures, primarily in our long-term care operations; and

-	$5.8 million for vendor payables and other accrued liabilities.

     For the nine months ended September 30, 2004, the net cash increase was approximately $3.4 million. The increase was comprised primarily of the $52.3 million of equity proceeds realized from the private equity placement and the collection of $15.6 million of accounts receivable of divested facilities, offset by:
-	$14.9 million of general and professional liability settlements;

-	a $13.1 million paydown of our revolving credit line as a result of our private equity placement;

-	$11.7 million of past-due vendor trade accounts payables;

-	$8.3 million of capital expenditures, primarily in our long-term care operations;

-	$5.9 million in debt repayment and other expenses primarily related to the refinance of six mortgages and other long-term debt repayments;

-	$5.1 million related to retention and operating bonus compensation; and

-	$4.5 million to other accrued liabilities.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through September 30, 2004, we had divested 131 facilities and had identified five facilities that we would seek to transition to new operators. On October 31, 2004, we divested two of the remaining five facilities held for divestiture. During the 21 months ended September 30, 2004, we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. As of September 30, 2004, we were released of our obligations to pay approximately $14.9 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $13.6 million of withheld rent, (i) $2.2 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $8.0 million was paid in settlements with landlords, (iii) $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent, and (iv) $0.5 million was paid for unsecured claims.

(3)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that expires on September 5, 2005. The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of September 30, 2004 on borrowings under the Revolving Loan Agreement was approximately 5.58%, however, no borrowings were outstanding on September 30, 2004. The weighted average borrowing interest rate for the period from January 1, 2004 through September 30, 2004 was 5.25%. Our

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of September 30, 2004 was $45.8 million, net of specified reserves of $14.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. As of September 30, 2004, we were in compliance with these ratios. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of September 30, 2004, we had issued approximately $15.3 million in letters of credit, leaving approximately $30.5 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement. For the three and nine months ended September 30, 2004, we amortized $0.4 million and $1.4 million, respectively, of these deferred financing costs. In September 2004, $0.9 million of the deferred financing costs were refunded to us.

(4)  Long-Term Debt

     Long-term debt consisted of the following as of the dates indicated (in thousands):

	September 30, 2004	December 31, 2003

Revolving Loan Agreement	$ -	$ 13,091
Mortgage notes payable due at various dates through 2036, interest at rates from 5.2% to 12.2%, collateralized by various facilities (1)(2)	90,462	48,277
Industrial Revenue Bonds	6,995	7,450
Other long-term debt	10,571	10,060
Total long-term debt	108,028	78,878
Less amounts due within one year	(16,984)	(24,600)
Long-term debt, net of current portion	$ 91,044	$ 54,278
	==========	==========

(1)	Net of discount of $1.1 million.

(2)	Includes $51.8 million related to Clipper (see "Note 7 - Variable Interest Entities.")

     The scheduled or expected maturities of long-term debt as of September 30, 2004, were as follows (in thousands):

September 30, 2004
2005	$ 16,984
2006	20,666
2007	6,688
2008	2,773
2009	2,992
Thereafter	59,031
$ 109,134
==========

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (see "Note 7 - Variable Interest Entities"): $1,050, $1,144, $1,248, $1,354, $1,483, and $44,726, respectively, for 2005, 2006, 2007, 2008, 2009 and thereafter.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inpatient Services: During the nine months ended September 30, 2004, we divested four skilled nursing facilities in accordance with our restructuring plan. During the nine months ended September 30, 2003, we divested 114 skilled nursing facilities.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. We received cash proceeds of $75.0 million and the right to receive up to $15.0 million in additional purchase price held back by the purchaser, which amount is to be paid to us on or before July 15, 2005 subject to fulfillment of certain conditions.

     Other Operations: In July 2004, we decided to divest BioPath, our California clinical laboratory and radiology operations. These operations were considered assets held for sale for the third quarter of 2004 and their net operating income (losses) were classified into discontinued operations for the three and nine months ended September 30, 2004 and 2003. See "Note 6 - Assets Held for Sale." On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and up to $0.5 million to be paid in cash in December 2004. In addition, we sold our mobile radiology operations in Washington and Oregon for $0.2 million in October 2003.

     The following tables set forth a summary of the discontinued operations for the periods presented (in thousands):

For the Three Months Ended September 30, 2004
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	Total

Net operating revenues	$ 371	$ -	$ 5,019	$ -	$ -	$ 5,390
	======	======	======	======	======	======

Pretax (loss) income	$ (207)	$ (1)	$ (2,959)	$ -	$ (10)	$ (3,177)

Gain (loss) on disposal of discontinued operations	173	9	(3,862)	-	-	(3,680)

(Loss) income on discontinued operations	$ (34)	$ 8	$ (6,821)	$ -	$ (10)	$ (6,857)
	======	======	======	======	======	======

For the Three Months Ended September 30, 2003
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	Total

Net operating revenues	$ 49,260	$ 9,250	$ 6,490	$ 291	$ 148	$ 65,439
	======	======	======	======	======	=====

Pretax (loss) income	$ (5,539)	$ (781)	$ 278	$ 201	$ (124)	$ (5,965)

Gain (loss) on disposal of discontinued operations	11,629	45,425	-	-	-	57,054

Income (loss) on discontinued operations	$ 6,090	$ 44,644	$ 278	$ 201	$ (124)	$ 51,089
	======	======	======	======	======	=====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2004
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	Total

Net operating revenues	$ 5,735	$ -	$ 11,569	$ -	$ -	$ 17,304
	======	======	======	======	======	======

Pretax (loss) income	$ (2,007)	$ 766	$ (11,475)	$ (2)	$ (28)	$ (12,746)

Gain (loss) on disposal of discontinued operations	5,892	(4,464)	(3,862)	16	-	(2,418)

Income (loss) on discontinued operations	$ 3,885	$ (3,698)	$ (15,337)	$ 14	$ (28)	$ (15,164)
	======	======	======	======	======	======

For the Nine Months Ended September 30, 2003
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	Total

Net operating revenues	$ 443,723	$ 116,542	$ 17,472	$ 733	$ 566	$ 579,036
	======	======	======	======	======	=====

Pretax (loss) income	$ (22,398)	$ 4,771	$ 555	$ (1,070)	$ (367)	$ (18,509)

Gain (loss) on disposal of discontinued operations	12,943	45,425	-	-	-	58,368

(Loss) income on discontinued operations	$ (9,455)	$ 50,196	$ 555	$ (1,070)	$ (367)	$ 39,859
	======	======	======	======	======	=====

(6)  Assets Held for Sale

     As of September 30, 2004, assets held for sale consisted of (i) assets of BioPath Clinical Laboratories, Inc. ("BioPath"), a wholly-owned subsidiary with a fair value of $3.3 million, (ii) three undeveloped parcels of land and various office buildings valued at $4.1 million and (iii) artwork valued at $0.7 million. (See "Note 15 - Subsequent Events.")

     We recognized a $1.4 million charge to loss on sale of assets associated with the write-down of a land and building held for sale in third quarter of 2004.

     BioPath reported revenues of $5.0 million and $11.6 million for the three and nine month periods ended September 30, 2004, respectively, in discontinued operations. The net operating losses of $3.0 million and $11.5 million, respectively, for the same periods, were included in discontinued operations. Also included in discontinued operations were the net revenues of $6.5 million and $17.5 million and net operating income of $0.3 million and $0.6 million, for the three and nine month periods ended September 30, 2003, respectively.

(7)  Variable Interest Entities

     In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity ("VIE").

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We currently own a five percent interest in each of eight limited liability companies and partnerships, each of which own one facility that we operate in New Hampshire. In April 2004, we entered into an agreement with the owners of the remaining interests in those eight entities, and with the sole proprietorship owner of a ninth entity which also owns a facility in New Hampshire that we operate (collectively known as "Clipper"). That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of those nine entities for an aggregate amount of up to approximately $10.7 million, subject to reduction in certain circumstances. The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices. These put rights can be exercised for any options that have come due but which were not exercised by us up to that point in time, but no later than December 31, 2010.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us 100% ownership of Clipper. Clipper's objective is to achieve rental income from the leasing of skilled nursing and assisted living facilities owned by Clipper. The debt of Clipper is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship. None of our assets serve as collateral on the Clipper debt and creditors do not have any general recourse against us.

     As the primary beneficiary of the VIE, we consolidated Clipper beginning in the third quarter of 2004. This change will have no affect on previously reported net earnings. Our consolidated assets and liabilities increased approximately $45.9 million and $41.2 million, respectively, based upon the fair value of the assets and liabilities of Clipper, as of July 1, 2004. Upon consolidation, we eliminated our investment in Clipper. The following provides a summary of the balance sheet impact of Clipper upon consolidation as of September 30, 2004 (in thousands):

Current assets:
Cash and cash equivalents	$ 1,328
Other receivables	263
Restricted cash - short term	1,930
Prepaids and other assets	176

Total current assets	3,697

Property, plant and equipment, net:
Land	6,391
Buildings	39,611
Building improvements	2,253
Equipment	108
Total	48,363
Other assets, net	(6,123)

Total assets	$ 45,937
=========
Current liabilities:
Mortgages, short-term	$ 881
Other accrued liabilities	1,821

Total current liabilities	2,702

Mortgages, long-term	50,949
Unfavorable lease intangibles	(12,478)
Other long-term liabilities	2
Total long-term liabilities	38,473

Total liabilities	41,175

Minority interest	10,658

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated deficit	(5,896)

Total liabilities and stockholders' deficit	$ 45,937
=========

      We applied SFAS No. 141 "Business Combinations" ("SFAS No. 141") to consolidate Clipper. The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of consolidation (in thousands.)

Current assets	$ 3,397

Current liabilities (includes $0.9 million of short- term debt)	2,702
Long-term debt	50,949
Total liabilities assumed	53,651

Minority interest	10,658

Net assets	$ 60,912
========

     Upon consolidation, a $12.5 million unfavorable lease intangible related to the nine entities and recorded on our books prior to consolidation, was allocated against the $60.9 million basis of property, plant and equipment, and provided a consolidation value of $48.4 million. The allocation of the fair value is subject to refinement.

     For the three and nine month periods ended September 30, 2004, the consolidation of Clipper included a charge to net income of $0.5 million comprised primarily of a $0.8 million credit to rent expense and a charge of $1.0 million and $0.3 million in interest and depreciation, respectively.

(8)  Commitments and Contingencies

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and we obtained excess insurance policies for claims above those amounts. The programs had the following self-insured retentions: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, $5.0 million per claim with excess coverage of $5.0 million above this level. An independent actuarial

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. For the years 2000 through 2004, these reserves are provided on an undiscounted basis. We estimate our range of exposure at September 30, 2004 was approximately $105.8 million to $129.3 million. We anticipate that the range will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations. The paid claims for the three months ended September 30, 2004 and 2003 were $5.6 million and $2.4 million, respectively, and $16.0 million and $13.3 million for the nine months ended September 30, 2004 and 2003, respectively.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At September 30, 2004, the discounting of these policy periods resulted in a reduction to our reserves of approximately $7.3 million. We estimate our range of exposure at September 30, 2004 was approximately $55.6 million to $68.0 million. The paid claims for each of the three months ended September 30, 2004 and 2003 were $4.6 million and $3.5 million, respectively, and $15.2 million and $19.2 million, respectively, for the nine months ended September 30, 2004 and 2003.

     The provision for loss for insurance risks for the periods presented (in thousands):
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Professional Liability:
Continuing operations	$ 6,277	$ 4,360	$ 18,257	$ 14,219
Discontinued operations	71	2,046	254	18,944
	$ 6,348	$ 6,406	$ 18,511	$ 33,163
	=========	=========	=========	=========
Workers' Compensation:
Continuing operations	$ 5,118	$ 4,136	$ 13,261	$ 12,024
Discontinued operations	25	1,776	79	12,464
	$ 5,143	$ 5,912	$ 13,340	$ 24,488
	=========	=========	=========	=========

     A summary of the assets and liabilities related to insurance risks at September 30, 2004 and December 31, 2003 were as indicated (in thousands):
	September 30, 2004			|	December 31, 2003
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$ 3,080	$ 17,097	$ 20,177	|	$ 5,025	$ 22,407	$ 27,432
Non-current	-	31,780	31,780	|	-	31,002	31,002
	$ 3,080	$ 48,877	$ 51,957	|	$ 5,025	$ 53,409	$ 58,434
	========	========	========	|	========	========	========
Liabilities (2):				|
Self-insurance liabilities				|
Short-term	$ 19,319	$ 17,097	$ 36,416	|	$ 30,740	$ 22,407	$ 53,147
Long-term	101,638	41,772	143,410	|	90,960	47,112	138,072
	$ 120,957	$ 58,869	$ 179,826	|	$ 121,700	$ 69,519	$ 191,219
	========	========	========	|	========	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)

Total restricted cash excluded $8,956 and $9,185 at September 30, 2004 and December 31, 2003, respectively, held for bank collateral, various mortgages, bond payments and a $1.9 million reserve for capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $3,977 and $5,882 at September 30, 2004 and December 31, 2003, respectively, related to our health insurance liabilities.

(b)  Restricted Cash

     Restricted cash, included in current assets, as of September 30, 2004 and December 31, 2003, was $26.0 million and $33.7 million, respectively, related to our funding of self insurance obligations and various escrow and bond commitments. Of the $26.0 million restricted as of September 30, 2004, $17.1 million was held for workers' compensation claim payments, $3.1 million was held for the payment of patient care liability claims and settlements, $3.9 million was held for bank collateral, various mortgages and bond payments and $1.9 million was held as a reserve for capital expenditures on HUD buildings. Of the $33.7 million restricted as of December 31, 2003, $22.4 million was held for workers' compensation claim payments, $5.0 million was held for the payment of patient care liability claims and settlements and $6.3 million was held for bank collateral, various mortgages and bond payments.

     Non-current restricted cash as of September 30, 2004 and December 31, 2003 was $34.9 million and $33.9 million, respectively. Of the $34.9 million restricted as of September 30, 2004, $31.8 million was related to our funding of future workers' compensation self-insurance obligations and $3.1 million was maintained to repay a mortgage. Of the $33.9 million restricted as of December 31, 2003, $31.0 million was related to our funding of self-insurance obligations and $2.9 million was maintained to repay a mortgage.

(9)  Capital Stock

(a)  Common Stock

     As of September 30, 2004, we had 15,320,766 shares of our common stock outstanding. These shares were issued as follows: 9,895,534 shares in connection with our emergence from proceedings under chapter 11 of title 11 of the United States Code, 240,000 shares pursuant to the 2004 Equity Incentive Plan, 4,425,232 shares in a private placement in February 2004, and 760,000 shares to Omega Healthcare Investors, Inc. ("Omega") upon Omega's exercise of its right to convert approximately $7.8 million of deferred base rent into our common stock. As of September 30, 2004, we expected to issue up to an additional 104,466 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with our Plan of Reorganization. The fair value of the additional common stock to be issued is approximately $2.8 million valued at $27.00 per share by our Plan of Reorganization and is recorded in other long-term liabilities in the September 30, 2004 consolidated balance sheet. On November 1, 2004, the closing price of our common stock on Nasdaq was $7.85 per share.

(b)  Warrants

     In April 2002, we issued warrants to purchase approximately 500,000 shares of our common stock to the holders of our senior subordinated notes prior to emergence from bankruptcy. The warrants have a strike price of $76.00 per share and expire on February 27, 2005. The fair value of the warrants was estimated to be $1.8 million and was recorded in additional paid-in capital in the September 30, 2004 consolidated balance sheet.

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants have an exercise period of five years.

(c)  Stock Option Plans

     In February 2002, we adopted the 2002 Management Equity Incentive Plan (the "2002 Plan"), which allowed for the issuance of up to 900,000 shares of our common stock. In March and May 2004, our Board of Directors and stockholders, respectively, amended and restated the 2002 Plan and renamed it as the 2004 Equity Incentive Plan (the "2004 Plan"). Under

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the 2004 Plan, an additional 1.2 million shares are authorized for issuance as awards. As of September 30, 2004, our employees and directors held options to purchase 442,430 shares under this plan and we had issued 240,000 shares of restricted common stock and awarded 134,300 shares of stock units.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"), which, as amended in August 2002, allowed for the issuance of up to 160,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of September 30, 2004, our directors held options to purchase 60,000 shares under the Director Plan.

     As of September 30, 2004, we had outstanding options covering an aggregate of 502,430 shares of our common stock to our employees and directors, of which 442,430 options were granted with a strike price of $6.85 per share and expire in 2011, 30,000 options were granted with a strike price of $11.25 per share and expire in 2011, and 30,000 options were granted with a strike price of $27.00 per share and expire in 2009. The strike prices were equal to or greater than the estimated market value at date of issuance. The options vest 25% per year on the first four anniversary dates.

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

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma net income and diluted net income per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net (loss) income as reported(1)	$ (11,091)	$ 39,110	$ (14,216)	$ 14,275
Stock option compensation expense, net of $0 tax	(137)	(129)	(411)	(391)
Pro Forma net (loss) income	$ (11,228)	$ 38,981	$ (14,627)	$ 13,884
	=======	========	========	=======
Net (loss) income per share:
Basic and diluted:
Net (loss) income as reported	$ (0.73)	$ 3.89	$ (1.00)	$ 1.42
Stock option compensation expense, net of $0 tax	(0.01)	(0.01)	(0.03)	(0.04)
Pro Forma net (loss) income	$ (0.74)	$ 3.88	$ (1.03)	$ 1.38
	=======	========	========	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)

Includes total charges to our consolidated statements of income related to restricted stock grants for the three and nine months ended September 30, 2004 of $0.3 million and $0.9 million, respectively, and $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2003.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R") which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. We are currently assessing the potential impact on our financial condition and results of operations from the adoption of SFAS No. 123R.

(10)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the three and nine months ended September 30, 2004 include the common shares issued in connection with emergence from bankruptcy, 104,466 common shares outstanding to be issued once the prepetition claims are finalized, the common shares issued in connection with our private placement in February 2004, the common shares issued to Omega, and the common shares issued as common stock awards. See "Note 9 - Capital Stock."

     The diluted calculation of income (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. However, in periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period.

(11)  Income Taxes

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

     There is no provision for income taxes for the three months ended September 30, 2004. The current provision for income taxes of $0.2 million for the three months ended September 30, 2003 was based on estimated state income tax liability for that period. The current benefit for income taxes of $1.1 million for the nine months ended September 30, 2004 consisted of $1.4 million of IRS refunds received due to NOL carrybacks less $0.3 million of estimated state income tax liability for this period. The current provision for income taxes of $0.7 million for the nine months ended September 30, 2003 was based on estimated state income tax liability for that period. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

     In connection with our emergence from bankruptcy on February 28, 2002, we realized a gain on the extinguishment of debt of approximately $1.5 billion. This gain was not taxable since the gain resulted from our reorganization under the Bankruptcy Code. However, pursuant to Section 108 of the Internal Revenue Code, we were required as of the beginning of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our 2003 taxable year to reduce certain tax attributes, including (a) NOL and capital loss carryforwards, (b) certain tax credits, and (c) tax bases in assets, in an amount equal to such gain on extinguishment.

     After considering the reduction in tax attributes discussed above, we have federal NOL carryforwards of $1.1 billion with expiration dates from 2004 through 2024. Various subsidiaries have state NOL carryforwards totaling $1.2 billion with expiration dates through the year 2024. In addition, we have capital loss carryforwards of $272.6 million, of which $10.1 million, $260.4 million and $2.1 million will expire in 2004, 2006, and 2007, respectively. Our alternative minimum tax credit carryforward of $4.3 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2004 through 2022.

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

     We have had significant changes in the ownership of our stock since our emergence from bankruptcy as a result of changes in the holdings of our 5% or more stockholders and our private placement of common stock and accompanying warrants. A second ownership change has not yet occurred. However, future acquisitions and/or capital needs may necessitate the issuance of additional shares which could trigger such a change. In addition, subsequent changes in the holdings of current or future 5% or more shareholders could result in a second ownership change. The resulting base Section 382 limitation that would be imposed on us upon a second ownership change to limit the use of our tax attributes for federal income tax purposes would depend on our value at that time as calculated under the applicable Treasury Regulations.

(12)  Other Events

(a)  Litigation

     In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") entered in during October 2001. Those allegations were reiterated in correspondence we received from the BMFEA in October 2004. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. Among other things, the BMFEA alleged that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested an unspecified cash penalty. We believe that we are in compliance with the PIFJ; however, it now appears probable that the BMFEA will ultimately initiate proceedings against us to assert a violation. We are unable to determine any action that the BMFEA might take if a court were to find that we have violated the PIFJ nor can we estimate any amount that the BMFEA may ultimately seek or the remedies that court may ultimately award against us, or the cost to us resulting from an adverse outcome in this matter. An adverse outcome in these matters could have a material adverse effect on our financial position, results of operations and cash flows. We intend to defend this matter vigorously.

     In January 2004, 12 care givers, now former employees of SunBridge Care and Rehab for Escondido-East, were arraigned on charges brought by the California Attorney General with respect to allegations that care given to an elderly woman resident was deficient. The court dismissed all charges against the twelve defendants in June 2004. In September

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2004, the California Attorney General refiled misdemeanor charges against the same defendants. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that is operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing.

     On June 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which Steadfast Insurance Company, American International Group ("AIG") and certain of AIG's subsidiaries are parties. The action seeks, among other things, a judicial determination that the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy. That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy.  If we prevail in this action, such a judicial determination would eliminate a portion of our self-insured liabilities for general and professional liability claims.  We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation.

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

     During a routine compliance audit of a division of SunAlliance, our laboratory and radiology services subsidiary that has estimated annual revenues of approximately $45.0 million, we discovered billing problems related to a 2003 billing system conversion. A revenue adjustment of approximately $3.3 million for the prior year was recorded in March 2004 of which $2.4 million related to a revenue overpayment. See "Note 6 - Assets Held for Sale" and "Note 15 - Subsequent Events."

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and other of our direct and indirect subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At September 30, 2004, we operated 106 long-term care facilities (consisting of 89 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,826 licensed beds as compared with 124 facilities with 12,544 licensed beds at September 30, 2003.

Rehabilitation Therapy Services: This segment provides, through SunDance Rehabilitation Corporation ("SunDance"), physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. At September 30, 2004, this segment provided services to 401 facilities, of which 311 were nonaffiliated and 90 were affiliated, as compared to 477 facilities at September 30, 2003, of which 364 were nonaffiliated and 113 were affiliated.

Medical Staffing Services: This segment provides temporary medical staffing, primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). For the nine months ended September 30, 2004, CareerStaff derived approximately 17% of its revenues from schools and governmental agencies, 53% from hospitals and other providers and 30% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of September 30, 2004, CareerStaff had 33 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and 3 division offices, which specialized in the placement of temporary traveling therapists and nurses in smaller cities and rural areas.

Home Health Services: This segment provides skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates three licensed pharmacies in California.

Laboratory and Radiology Services: This segment provides mobile radiology and medical laboratory services in Arizona, Colorado and Massachusetts to skilled nursing facilities, primarily through SunAlliance Healthcare Services, Inc. ("SunAlliance"). See "Note 15 - Subsequent Events."

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

For the Three Months Ended September 30, 2004

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
Total net revenues	$147,842	$32,100	$13,915	$14,887	$4,700	$2	$(8,976)	$204,470	$5,390
Operating salaries and benefits	76,168	22,985	10,819	9,983	2,678	-	-	122,633	4,021
Self insurance for workers' compensation and general and professional liability insurance	10,125	67	207	552	366	78	-	11,395	96
Other operating costs	41,476	5,717	982	1,699	1,457	1	(8,976)	42,356	1,783
General and administrative expenses	3,068	964	828	220	109	8,198	-	13,387	3
Provision for losses on accounts receivable	573	645	82	228	534	-	-	2,062	2.314
Segment operating income (loss)	$16,432	$1,722	$997	$2,205	$(444)	$(8,275)	$-	$12,637	$(2,827)
Facility rent expense	8,818	176	188	465	91	-	-	9,738	234
Depreciation and amortization	2,419	45	45	141	73	148	-	2,871	119
Interest, net	1,756	21	-	2	-	618	-	2,397	(3)
Net segment income (loss)	$3,439	$1,480	$764	$1,597	$(608)	$(9,041)	$-	$(2,369)	$(3,177)
	=====	======	======	======	======	=====	======	======	======
Intersegment revenues	$(151)	$8,407	$675	$-	$45	$-	$(8,976)	$-	$-
Identifiable segment assets	$183,834	$27,784	$10,543	$11,372	$4,996	$459,384	$(360,462)	$337,451	$285
Segment capital expenditures	$2,459	$76	$2	$30	$60	$634	$-	$3,261	$122

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2003

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
Total net revenues	$139,616	$38,757	$16,290	$13,748	$4,807	$8	$(9,797)	$203,429	$65,439
Operating salaries and benefits	74,608	27,779	11,632	10,137	2,688	(8)	-	126,836	38,724
Self insurance for workers' compensation and general and professional liability insurance	7,047	535	349	459	101	5	-	8,496	3,822
Other operating costs	37,721	7,088	2,569	1,591	1,269	9	(9,797)	40,450	22,854
General and administrative expenses	3,751	848	539	169	-	11,775	-	17,082	1,216
Provision for losses on accounts receivable	1,412	(102)	136	127	164	(10)	-	1,727	1,072
Segment operating income (loss)	$15,077	$2,609	$1,065	$1,265	$585	$(11,763)	$-	$8,838	$(2,249)
Facility rent expense	8,964	196	262	407	81	-	-	9,910	3,700
Depreciation and amortization	1,545	298	17	121	66	(220)	-	1,827	(100)
Interest, net	781	(8)	-	-	-	3,311	-	4,084	104
Net segment income (loss)	$3,787	$2,123	$786	$737	$438	$(14,854)	$-	$(6,983)	$(5,953)
	=====	=====	======	======	======	=====	======	======	======
Intersegment revenues	$(149)	$8,651	$1,219	$-	$76	$-	$(9,797)	$-	$-
Identifiable segment assets	$138,372	$32,201	$11,748	$12,740	$4,282	$478,165	$(365,723)	$311,785	$29,037
Segment capital expenditures	$1,689	$117	$68	$312	$272	$510	$-	$2,968	$167

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2004

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
Total net revenues	$443,192	$103,761	$42,406	$42,462	$14,497	$46	$(26,755)	$619,609	$17,304
Operating salaries and benefits	224,817	71,955	32,864	30,025	7,996	1	-	367,658	15,551
Self insurance for workers' compensation and general and professional liability insurance	28,615	191	573	1,462	474	203	-	31,518	333
Other operating costs	121,270	17,780	3,191	4,995	4,296	2	(26,755)	124,779	8,258
General and administrative expenses	8,871	2,618	2,428	684	336	30,054	-	44,991	175
Provision for losses on accounts receivable	1,946	2,020	413	448	757	-	-	5,584	4,738
Segment operating income (loss)	$57,673	$9,197	$2,937	$4,848	$638	$(30,214)	$-	45,079	$(11,751)
Facility rent expense	26,940	612	604	1,365	271	-	-	29,792	668
Depreciation and amortization	4,876	216	137	443	219	439	-	6,330	305
Interest, net	3,418	16	2	33	(46)	2,931	-	6,354	22
Net segment income (loss)	$22,439	$8,353	$2,194	$3,007	$194	$(33,584)	$-	$2,603	$(12,746)
	=====	======	======	======	======	=====	======	======	======
Intersegment revenues	$(449)	$25,294	$1,763	$-	$147	$(26,755)	$-	$-	$-
Identifiable segment assets	$183,834	$27,784	$10,543	$11,372	$4,996	$459,384	$(360,462)	$337,451	$285
Segment capital expenditures	$5,358	$144	$25	$93	$183	$1,845	$-	$7,648	$657

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2003

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations
Total net revenues	$413,619	$112,950	$47,226	$42,033	$14,698	$85	$(38,387)	$592,224	$579,036
Operating salaries and benefits	215,165	76,000	34,264	30,514	8,042	(38)	-	363,947	300,976
Self insurance for workers' compensation and general and professional liability insurance	22,034	1,570	962	1,361	301	15	-	26,243	31,408
Other operating costs	116,393	18,651	8,553	4,880	3,825	12	(38,387)	113,927	208,890
General and administrative expenses	11,216	2,669	1,655	666	-	34,026	-	50,232	6,681
Provision for losses on accounts receivable	4,204	278	116	145	575	(27)	-	5,291	7,813
Segment operating income (loss)	$44,607	$13,782	$1,676	$4,467	$1,955	$(33,903)	$-	$32,584	$23,268
Facility rent expense	26,655	588	736	1,275	250	-	-	29,504	38,733
Depreciation and amortization	3,955	902	48	371	188	22	-	5,486	2,111
Interest, net	2,317	(26)	-	-	-	12,435	-	14,726	612
Net segment income (loss)	$11,680	$12,318	$892	$2,821	$1,517	$(46,360)	$-	$(17,132)	$(18,188)
	=====	======	======	======	======	=====	======	======	======
Intersegment revenues	$(450)	$31,439	$6,641	$-	$757	$-	$(38,387)	$-	$-
Identifiable segment assets	$138,372	$32,201	$11,748	$12,740	$4,282	$478,165	$(365,723)	$311,785	$29,037
Segment capital expenditures	$4,157	$234	$120	$334	$468	$3,969	$-	$9,282	$4,296

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, gain on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, gain on sale of assets, net, income taxes and discontinued operations.

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

     The following table reconciles net segment income (loss) to consolidated income (loss) before income taxes and discontinued operations:
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net segment (loss) income	$ (2,369)	$ (6,983)	$ 2,603	$ (17,132)
Restructuring costs	(328)	(4,092)	(1,615)	(10,012)
(Loss) gain on sale of assets, net	(1,537)	(729)	(1,162)	2,225
Loss before income taxes and discontinued operations	$ (4,234)	$ (11,804)	$ (174)	$ (24,919)
	===========	===========	===========	===========

(14)  Restructuring Costs

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

Major Type of Restructuring Cost	Three Months Ended September 30, 2004 (1)	Nine Months Ended September 30, 2004 (1)	Cumulative Amount Incurred to Date (2)	Total Expected Restructuring Costs (3)

One-time termination benefits	$ 71	$ 282	$ 1,206	$ 1,281
Contract terminations (4)	71	71	4,955	4,955
Facility consolidation	-	-	122	122
Professional fees	186	1,262	10,009	10,159
Total	$ 328	$ 1,615	$ 16,292	$ 16,517
	=========	=========	=========	=========

(1) Amount incurred in the period
(2) Cumulative amount incurred for restructuring period to date
(3) Aggregate amount expected to be incurred during entire restructuring
(4) Included costs related to the termination of bank loans

(15)  Subsequent Events

     During the period of October 1, 2004 to October 31, 2004, we divested two long-term care facilities. The net revenues and net operating losses for the nine month period ended September 30, 2004 for these two facilities were approximately $4.4 million and $2.8 million, respectively. Our rehabilitation therapy operations earned intersegment revenues of $0.2 million by providing services to these facilities during the nine month period ended September 30, 2004. The net revenues

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and net operating losses for the nine month period ended September 30, 2003 for these two facilities were approximately $4.9 million and $0.6 million, respectively. Intersegment revenues earned by our rehabilitation therapy operations were $0.2 million for the same nine month period. The operating results of these two divestitures will be reported as discontinued operations for all periods presented beginning with the fourth quarter of 2004.

     On November 1, 2004, BioPath Clinical Laboratories, Inc., a subsidiary of Sun, sold its clinical laboratory and radiology operations located in California for $0.5 million in cash and a $2.8 million promissory note. Those operations contributed net revenues of $5.0 million and net operating losses of $3.0 million to Sun's laboratory and radiology services segment for the third quarter of 2004 and net revenues of $11.6 million and net operating losses of $11.5 million for the first nine months of 2004. Net revenues and net operating losses for the three and nine month periods were reported as discontinued operations.

     On November 1, 2004, SunPlus Home Health Services, Inc., a subsidiary of Sun, acquired a small home healthcare agency in southern California.

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

-	We have patient care and other claims asserted against us (See "Note 12 - Other Events");

-

The Bureau of Medi-Cal Fraud and Elder Abuse ("the BMFEA") continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment (See "Note 12 - Other Events");

-

We are regularly scrutinized by governmental agencies with respect to the operation of our healthcare facilities and our compliance with numerous government regulations; our failure to comply with such regulations would have an adverse impact on us (See "Note 12 - Other Events");

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Overview

Current Liquidity.    For the nine months ended and as of September 30, 2004, our net loss was $2.4 million and our working capital deficit was $20.0 million.

     For the three months ended September 30, 2004, the net cash increase was approximately $5.8 million. The increase was primarily due to:
-	$5.8 million of collection of cost report settlements;

-	$5.0 million collections of receivables from divested facilities;

-	$2.2 million in other receivables; and

-	$1.4 million proceeds from the sale of a land parcel; offset by

-	$3.4 million for capital expenditures, primarily in our long-term care operations; and

-	$5.8 million for vendor payables and other accrued liabilities.

     For the nine months ended September 30, 2004, the net cash increase was approximately $3.4 million. The increase was comprised primarily of the $52.3 million of equity proceeds realized from the private equity placement and the collection of $15.6 million of accounts receivable of divested facilities, offset by:
-	$14.9 million of general and professional liability settlements;

-	a $13.1 million paydown of our revolving credit line as a result of our private equity placement;

-	$11.7 million of past-due vendor trade accounts payables;

-	$8.3 million of capital expenditures, primarily in our long-term care operations;

-	$5.9 million in debt repayment and other expenses primarily related to the refinance of six mortgages and other long-term debt repayments;

-	$5.1 million related to retention and operating bonus compensation; and

-	$4.5 million to other accrued liabilities.

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

     As of November 1, 2004, we had cash and cash equivalents of approximately $23.4 million and approximately $31.5 million of funds available for borrowing under our revolving senior loan agreement. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months.

Restructuring. We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through September 30, 2004, we had divested 131 facilities and had identified five facilities that we would seek to transition to new operators. During the 21 months ended September 30, 2004, we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

payments on facilities that we identified for transfer to new operators. As of September 30, 2004, we were released of our obligations to pay approximately $14.9 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $13.6 million of withheld rent, (i) $2.2 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $8.0 million was paid in settlements with landlords, (iii) $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent, and (iv) $0.5 million was paid for unsecured claims.

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

     In 1999 and 2000, add-on payments were implemented to restore substantial Medicare funding to skilled nursing facilities and other healthcare providers that was originally eliminated by the 1997 Act. Two of those add-ons remain in place today: a 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care. These two add-ons are scheduled to expire when the Centers for Medicare and Medicaid Services ("CMS") releases refinements to the current RUG payment system. On July 30, 2004, CMS announced that the current RUG payment system would remain in place for the 2005 fiscal year, thus leaving the current classification system and add-ons in place for fiscal year 2005 (October 1, 2004 - September 30, 2005). When the refinements are implemented, the add-ons may be replaced by new payment rates that are not known at this time. If the add-ons expire and are not replaced by new payment rates, we estimate that per beneficiary per diems would decrease by approximately $24.76 per patient day. For the three and nine months ended September 30, 2004, we generated approximately $2.5 million and $7.7 million, respectively, in revenues related to these two add-ons. The loss of those revenues if the add-ons were to expire would have a material adverse effect on our financial position, results of operations and cash flows.

     CMS issued two increases in nursing facility rates effective October 1, 2003: a 3.0% increase of the annual update to the market basket and an additional 3.3% market basket increase to correct the underestimate of the market basket forecast in prior years. We estimate our Medicare revenues increased approximately $2.0 million ($19.86 per patient day) and $6.1 million ($19.65 per patient day), respectively, for the three and nine months ended September 30, 2004, as a result of the combined increases. On July 30, 2004 CMS issued notice to increase the market basket 2.8% effective October 1, 2004, which when taken into consideration with the Federal wage index adjustments will be 3.0%. We estimate our Medicare revenues will increase approximately $3.9 million ($9.85 per patient day) for the period beginning October 1, 2004 through September 30, 2005 as a result of the increase.

     CMS proposed a significant change for the reimbursement of Medicare Part A bad debts that would subject all providers to a 30% reduction in Medicare Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for cost reporting year beginning October 1, 2003, 20% for cost reporting year beginning October 1, 2004, and 30% for cost reporting years beginning October 1, 2005 and thereafter. We are unable to predict when, or if, the proposal will be implemented. If the proposal had been implemented to commence in 2004 we estimate that our Medicare revenues would decrease by approximately $0.7 million ($1.89 per patient day) in 2004, $1.4 million ($3.77 per patient day) in 2005, and $2.1 million ($5.66 per patient day) in 2006.

     The 1997 Act also implemented a restriction applicable to Medicare Part B payments that would limit the amount of reimbursements we receive for rehabilitation therapy, referred to as therapy caps. The Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 ("BIPA") placed a moratorium on the therapy caps. The moratorium was lifted during the period of September 1, 2003 to December 7, 2003. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. For the period in which the moratorium was not in place (September 1, 2003 to December 7, 2003), we estimate the application of the therapy cap reduced rehabilitation therapy services' revenue by $4.7 million and our inpatient services' revenue by $0.4 million. The implementation of the therapy caps would have a material adverse effect on our financial position, results of operations and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. The federal spending bill for fiscal 2003 allowed CMS to provide a 1.6% increase to the payment fee. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorized a 1.5% increase for calendar year 2004, which we estimate resulted in increased revenues for the three and nine months ended September 30, 2004 of $0.1 million and $0.4 million, respectively. On August 5, 2004 CMS published proposed payment rates for calendar year 2005 that will result in a 1% rate reduction to rehabilitation therapy services. We estimate that our revenues will decrease $0.5 million if the proposed rules become final.

     Our home health Medicare payment rates increased 3.3% for October 1, 2003 to December 31, 2004, which we estimate increased our Medicare revenues for the three and nine months ended September 30, 2004 by $0.3 million and $0.9 million, respectively. On October 22, 2004 CMS published final payment rates for the period beginning January 1, 2005 and ending December 31, 2005 that we estimate will increase annual revenues $0.8 million (2.1%). Additionally, as nonaffiliated healthcare providers that are serviced by our ancillary services operations, including our rehabilitative, and laboratory and radiology operations, are negatively affected by reduced reimbursements to their operations, we could experience negative trends in customer credit-worthiness, lengthened payment cycles, increased exposure to loss on accounts receivable and reductions in our ancillary services business.

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

     Several states that we operate in impose a provider tax against nursing homes as a method of increasing federal matching funds paid to those states for Medicaid. Those states that have imposed the provider tax have used the matching funds to increase Medicaid reimbursement rates paid to nursing homes, although the amount of the increase varies by state. CMS has recently approved provider taxes in Georgia, North Carolina and New Hampshire and is considering the approval of a provider tax in California. Georgia and Washington implemented a provider tax program and increased their Medicaid rates on July 1, 2003. CMS approved Georgia's provider tax on April 6, 2004 and Washington's provider tax is pending CMS' approval. North Carolina's provider tax program was approved by CMS on April 5, 2004, which resulted in Medicaid rate increases retroactive to October 1, 2003. New Hampshire passed provider tax legislation on June 15, 2004 that qualified under CMS guidelines for Federal matching funds. The amounts of the increase in Medicaid revenues, the provider tax expenses, and the net revenues recognized related thereto for continuing operations, for the three and nine months ended September 30, 2004, are set forth below (in millions):

	Increase in Medicaid Revenues		| | |	Provider Taxes Expense		| | |	Net Result of Increased Medicaid Revenues and Provider Tax Expense
	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004	| | | |	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004	| | | |	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
Georgia	$ 1.6	$ 4.7	|	$ 0.6	$ 2.0	|	$ 1.0	$ 2.7
Washington	$ 0.3	$ 0.8	|	$ 0.2	$ 0.6	|	$ 0.1	$ 0.2
North Carolina	$ 1.4	$ 5.4	|	$ 0.4	$ 1.6	|	$ 1.0	$ 3.8
New Hampshire	$ 0.7	$ 1.9	|	$ 0.4	$ 1.2	|	$ 0.3	$ 0.7

     If CMS approves California's provider tax, we estimate our net Medicaid revenues will increase $1.6 million (4.5%) for August 1, 2004 through July 31, 2005 and $4.4 million (12.4%) for August 1, 2005 through July 31, 2006 above current (September 2004) revenues.

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

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
	For the				For the
	Three Months Ended				Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
Inpatient Services	$ 147,842	72.3%	$ 139,616	68.6%	$ 443,192	71.5%	$ 413,619	69.8%
Rehabilitation Therapy Services	32,100	15.7%	38,757	19.1%	103,761	16.8%	112,950	19.1%
Medical Staffing Services	13,915	6.8%	16,290	8.0%	42,406	6.8%	47,226	8.0%
Home Health Services	14,887	7.3%	13,748	6.8%	42,462	6.9%	42,033	7.1%
Laboratory and Radiology Services	4,700	2.3%	4,807	2.3%	14,497	2.3%	14,698	2.5%
Corporate	2	0.0%	8	0.0%	46	0.0%	85	0.0%
Intersegment Eliminations	(8,976)	(4.4)%	(9,797)	(4.8)%	(26,755)	(4.3)%	(38,387)	(6.5)%

Total Net Revenues	$ 204,470	100%	$ 203,429	100%	$ 619,609	100%	$ 592,224	100%
	======	====	======	====	======	====	=======	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Inpatient Services	$ (151)	$ (149)	$ (449)	$ (450)
Rehabilitation Therapy Services	8,407	8,651	25,294	31,439
Medical Staffing Services	675	1,219	1,763	6,641
Laboratory and Radiology Services	45	76	147	757
Total Affiliated Revenue	$ 8,976	$ 9,797	$ 26,755	$ 38,387
	========	========	=======	========

     The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Inpatient Services	$ 3,439	$ 3,787	$ 22,439	$ 11,680
Rehabilitation Therapy Services	1,480	2,123	8,353	12,318
Medical Staffing Services	764	786	2,194	892
Home Health Services	1,597	737	3,007	2,821
Laboratory and Radiology Services	(608)	438	194	1,517
Net segment income before Corporate	6,672	7,871	36,187	29,228

Corporate	(9,041)	(14,854)	(33,584)	(46,360)

Net segment (loss) income	$ (2,369)	$ (6,983)	$ 2,603	$ (17,132)
	========	========	========	========

     The following table presents the percentage of total net revenues represented by certain items for the periods presented:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Three Months Ended
	September 30, 2004	September 30, 2003

Total net revenues	100%	100%
Costs and expenses:
Operating salaries and benefits	60.0%	62.3%
Self insurance for workers' compensation and general and professional liability insurance	5.6%	4.2%
Other operating costs	20.7%	19.9%
Facility rent expense	4.8%	4.9%
General and administrative expenses	6.4%	8.4%
Depreciation and amortization	1.4%	0.9%
Provision for losses on accounts receivable	1.0%	0.8%
Interest, net	1.2%	2.0%
Restructuring costs, net	0.2%	2.0%
Loss on sale of assets, net	0.8%	0.4%

Total costs, expenses and gains before income taxes and discontinued operations	102.1%	105.8%

Loss before income taxes and discontinued operations	(2.1)%	(5.8)%
Income tax expense	0.0%	0.1%
(Loss) income on discontinued operations	(3.3)%	25.1%

Net (loss) income	(5.4)%	19.2%
	========	========

     The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Total net revenues	100%	100%
Costs and expenses:
Operating salaries and benefits	59.3%	61.5%
Self insurance for workers' compensation and general and professional liability insurance	5.1%	4.4%
Other operating costs	20.7%	19.2%
Facility rent expense	4.8%	5.0%
General and administrative expenses	7.3%	8.5%
Depreciation and amortization	1.0%	0.9%
Provision for losses on accounts receivable	0.9%	0.9%
Interest, net	1.0%	2.5%
Restructuring costs, net	0.3%	1.7%
Gain on sale of assets, net	0.2%	(0.4)%
Gain on extinguishment of debt, net	(0.6)%	0.0%

Total costs, expenses and gains before income taxes and discontinued operations	100.0%	104.2%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Loss before income taxes and discontinued operations	0.0%	(4.2)%
Income tax (benefit) expense	(0.1)%	0.1%
(Loss) income on discontinued operations	(2.4)%	6.7%

Net (loss) income	(2.3)%	2.4%
	=========	=========

     The following discussions of the "Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003" and the "Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of Operations

     We reported a net loss for the third quarter of 2004 of $11.1 million compared to net income of $39.1 million for the third quarter of 2003. Net revenues increased $1.1 million from $203.4 million for the three months ended September 30, 2003 to $204.5 million for the three months ended September 30, 2004.

     The net loss for the 2004 period included:
-

a $6.9 million loss on discontinued operations comprised of net losses of $3.0 million and a $3.9 million loss on disposal, that included an increase in the provision for losses on accounts receivable of $2.2 million, associated with the California clinical laboratory and radiology operations;

-	$2.4 million interest expense;

-	a $1.5 million loss on sale of assets associated with the write-down of a land and building held for sale; and

-	$0.3 million of restructuring costs.

     The net income for the 2003 period included:
-

a $51.1 million gain on discontinued operations primarily due to a net $45.0 million gain related to the sale of our pharmaceutical operations and a $6.1 million gain related to the divestiture of 33 inpatient facilities; offset by

-	$4.1 million of interest charges;

-	$4.1 million of restructuring charges;

-	$1.8 million of depreciation and amortization charges;

-	$1.7 million of provision for losses on accounts receivable; and

-	a $0.7 million loss on sale of assets.

Inpatient Services

     Net revenues increased $8.2 million from approximately $139.6 million for the three months ended September 30, 2003 to approximately $147.8 million for the three months ended September 30, 2004. The increase in net revenues for the Inpatient Services segment was primarily the result of:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	an increase of $4.2 million in Medicare revenues due primarily to an October 1, 2003 rate increase and increased customer base;

-	an increase of $3.1 million in Medicaid revenues due to state rate increases driven by provider taxes and a more favorable case mix; and

-	an increase of $0.9 million in private and commercial insurance revenues due to rate increases.

     Operating salaries and benefits expenses increased $1.6 million to approximately $76.2 million for the three months ended September 30, 2004 from approximately $74.6 million for the three months ended September 30, 2003. The increase was primarily due to wage increases and an increase in labor hours associated with an increase in Medicare census, offset slightly with a decrease in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance increased approximately $3.1 million from $7.0 million for the three months ended September 30, 2003 as compared to $10.1 million for the three months ended September 30, 2004. This increase was comprised of:
-	a $2.0 million increase related to patient care liability costs; and

-	a $1.1 million increase related to workers' compensation insurance costs.

     Other operating costs increased approximately $3.8 million to $41.5 million for the three months ended September 30, 2004 from $37.7 million for the three months ended September 30, 2003. The increase was primarily due to:
-

a $1.7 million increase in provider taxes for the three months ended September 30, 2004 as compared to the same period in 2003 due to the implementation of provider taxes in North Carolina and New Hampshire and an increase in provider tax rates in Georgia and Washington;

-	an increase of approximately $1.1 million primarily due to a $0.9 million recovery of legal fees in 2003; and

-	an increase of approximately $1.0 million due to increases in the cost of supplies and other purchased services related to patient care.

     Facility rent expense decreased approximately $0.2 million from $9.0 million for the three months ended September 30, 2003 to $8.8 million for the three months ended September 30, 2004 primarily due to contractually scheduled rent increases on existing leases, offset by the consolidation of Clipper.

     General and administrative expenses decreased from approximately $3.8 million for the three months ended September 30, 2003 to approximately $3.1 million for the three months ended September 30, 2004. The $0.7 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utilities and supplies that were eliminated as part of the restructuring.

     Depreciation and amortization increased $0.9 million to approximately $2.4 million for the three months ended September 30, 2004 from approximately $1.5 million for the three months ended September 30, 2003. The increase was primarily attributable to capital expenditures incurred for facility improvements and the additional depreciation and amortization expense associated with the consolidation of Clipper.

     The provision for losses on accounts receivable decreased $0.8 million from approximately $1.4 million for the three months ended September 30, 2003 to approximately $0.6 million for the three months ended September 30, 2004 due to the collection of older receivables.

     Net interest expense for the three months ended September 30, 2004 was approximately $1.7 million as compared to $0.8 million for the three months ended September 30, 2003. The $0.9 million increase was primarily due to the normal increase in interest expense related to debt amortization and the additional interest expense related to the consolidation of Clipper.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

     Net revenues from continuing operations for the Rehabilitation Therapy Services segment decreased $6.7 million from approximately $38.8 million for the three months ended September 30, 2003 to approximately $32.1 million for the three months ended September 30, 2004. The decrease was primarily due to the decrease in nonaffiliated sales as a result of the lingering disruption of the sales cycle in 2004 due to the contemplated sale of a major component of the segment in late 2003.

     Operating salaries and benefits expenses decreased $4.8 million to approximately $23.0 million for the three months ended September 30, 2004 from approximately $27.8 million for the three months ended September 30, 2003. The decrease was primarily driven by the reduction of employees and reorganization of the operating structure as a result of the impact of lower revenues.

     Other operating costs, including self-insurance expenses for workers' compensation and professional liability coverage, decreased $1.8 million to $5.8 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003. The decrease was primarily due to costs related to the reduction in staff in conjunction with the lower revenues experienced during the year.

     Depreciation and amortization decreased $0.2 million from approximately $0.3 million for the three months ended September 30, 2003 to $0.1 million for the three months ended September 30, 2004. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003 and the restructuring of operations in 2004.

     The provision for losses on accounts receivable increased $0.7 million to approximately $0.6 million for the three months ended September 30, 2004 from a credit of $0.1 million for the three months ended September 30, 2003. The increase in expense for the three months ended September 30, 2004 was primarily due to bad debt recoveries in 2003 that did not reoccur in 2004.

Medical Staffing Services

     Net revenues from the Medical Staffing Services segment decreased $2.4 million from approximately $16.3 million for the three months ended September 30, 2003 to approximately $13.9 million for the three months ended September 30, 2004. The decrease was primarily the result of:
-	a decrease of approximately $1.8 million in nonaffiliated revenues due to decreased agency staff by hospitals and skilled nursing facilities, and

-	a decrease of approximately $0.4 million in affiliated revenues to our inpatient facilities.

     Operating salaries and benefits expenses were approximately $10.8 million for the three months ended September 30, 2004 as compared to approximately $11.6 million for the three months ended September 30, 2003, a decrease of approximately $0.8 million. The decrease was tied directly to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $1.6 million from $2.6 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004. The decrease was primarily attributable to a decrease of $1.4 million in contract labor expense due to decreased usage by the affiliated inpatient facilities.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.3 million from approximately $0.5 million for the three months ended September 30, 2003 to approximately $0.8 million for the three months ended September 30, 2004. The increase was primarily due to additional recruiting and retention costs associated with initiatives to attract new business and retain staff.

Home Health Services

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Net revenues from the Home Health Services segment increased approximately $1.2 million to $14.9 million for the three months ended September 30, 2004 from approximately $13.7 million for the three months ended September 30, 2003. The increase in revenues was comprised primarily of an increase in Medicare rates.

     Operating salaries and benefits expenses decreased approximately $0.1 million to $10.0 million for the three months ended September 30, 2004 from approximately $10.1 million for the three months ended September 30, 2003. The decrease was primarily the result of a decrease in health insurance costs.

Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment decreased $0.1 million from approximately $4.8 million for the three months ended September 30, 2003 to approximately $4.7 million for the three months ended September 30, 2004, due to a decrease in contracts our northeast laboratory operations.

     Self-insurance for workers compensation and professional liability expenses increased approximately $0.3 million to $0.4 million for the three months ended September 30, 2004 from approximately $0.1 million for the three months ended September 30, 2003. The increase was primarily the result of an increase in workers compensation costs related to poor historical experiences, primarily in the laboratory division.

     Other operating costs increased $0.2 million to $1.5 million for the three months ended September 30, 2004 from $1.3 million for the three months ended September 30, 2003. This increase was due primarily to an increase in contract labor staff usage within our radiology services division.

     The provision for losses on accounts receivable increased $0.3 million from approximately $0.2 million for the three months ended September 30, 2003 to approximately $0.5 million for the three months ended September 30, 2004. The increase was primarily the result of an adjustment on the reserve for aged receivables due to lower than expected collections.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to segments decreased $3.6 million to approximately $8.2 million for the three months ended September 30, 2004 from approximately $11.8 million for the three months ended September 30, 2003. The decrease was primarily due to:
-	$1.7 million of retention payments related to the 2003 restructuring efforts that did not reoccur in 2004;

-	$1.0 million of excess bank service charges due to a recovery in September 2004 associated with the refinancing of our credit line in September 2003; and

-	a $0.9 million reduction of workers compensation insurance costs related to a smaller employee base as a result of corporate restructuring efforts in 2003.

Interest Expense

     Net interest expense not directly attributed to segments decreased $1.7 million from approximately $4.1 million for the three months ended September 30, 2003 to approximately $2.4 million for the three months ended September 30, 2004. The reduction was primarily due to the private placement of our common stock and warrants and the payoff of substantially all of the outstanding revolving loan balance.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     We reported a net loss of $14.2 million for the first nine months of 2004 compared to a net income of $14.3 million for the first nine months of 2003. Net revenues increased $27.4 million from $592.2 million for the nine months ended September 30, 2003 to $619.6 million for the nine months ended September 30, 2004.

     The net loss for the 2004 period was comprised of:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	a $15.2 million loss from discontinued operations comprised of:

-

net losses of $11.5 million associated with the California laboratory and radiology operations that included a prior year revenue adjustment of $3.3 million and a provision for loss adjustment of $3.4 million; and

	-	a $3.9 million loss on disposal;

-	a $1.2 million loss on sale of assets.

-	$1.6 million of restructuring costs; offset by

-	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages.

     The net income for the 2003 period included:
-

a $39.9 million gain on discontinued operations that included a net $49.3 million gain related to the sale of our pharmaceutical operations discontinued operations, offset by a $9.5 million loss related to the divestiture of 131 inpatient facilities; and

-	a $2.2 million gain on sale of assets; offset by

-	$14.7 million of interest charges;

-	$10.0 million of restructuring charges; and

-	$0.7 million of income tax expense.

Inpatient Services

     Net revenues increased $29.6 million from approximately $413.6 million for the nine months ended September 30, 2003 to approximately $443.2 million for the nine months ended September 30, 2004. The increase in net revenues for the Inpatient Services division was primarily the result of:

-	an increase of $13.5 million in Medicaid revenues due to state rate increases driven by provider taxes and a more favorable case mix;

-	an increase of $12.0 million in Medicare revenues due primarily to an October 1, 2003 rate increase and increased customer base; and

-	an increase of $3.7 million in private and commercial insurance revenues due to rate increases.

     Operating salaries and benefits expenses increased $9.6 million from approximately $215.2 million for the nine months ended September 30, 2003 to approximately $224.8 million for the nine months ended September 30, 2004. The increase was primarily due to wage increases and an increase in labor hours associated with the increase in Medicare revenues, offset by a decrease in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance increased approximately $6.6 million to $28.6 million for the nine months ended September 30, 2004 as compared to $22.0 million for the nine months ended September 30, 2003. This increase was comprised of:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	a $4.3 million increase related to patient care liability costs, net of a reduction of $0.1 million related to prior periods; and

-	a $2.2 million increase related to workers' compensation costs, net of a reduction of $1.6 million related to prior periods.

     Other operating costs increased approximately $4.9 million to $121.3 million for the nine months ended September 30, 2004 from $116.4 million for the nine months ended September 30, 2003. The increase was primarily due to:

-

a $4.9 million increase in provider taxes for the nine months ended September 30, 2004 as compared to the same period in 2003 due to the implementation of provider taxes in North Carolina and New Hampshire and an increase in provider tax rates in Georgia and Washington;

-	a $2.4 million increase in supplies, purchased services and utilities related to patient care; and

-	a $1.4 million increase in pharmacy costs due to increased Medicare utilization; offset by

-	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages.

     Facility rent expense increased approximately $0.2 million from $26.7 million for the nine months ended September 30, 2003 to $26.9 million for the nine months ended September 30, 2004. The increase was primarily due to contractually scheduled rent increases on existing leases, offset by the consolidation of Clipper.

     General and administrative expenses decreased from approximately $11.2 million for the nine months ended September 30, 2003 to approximately $8.9 million for the nine months ended September 30, 2004. The $2.3 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utility costs and supplies that were reduced as part of the restructuring.

     Depreciation and amortization increased $0.9 million to approximately $4.9 million for the nine months ended September 30, 2004 from approximately $4.0 million for the nine months ended September 30, 2003. The increase was primarily attributable to capital expenditures incurred for facility improvements and expenses related to the consolidation of Clipper.

     The provision for losses on accounts receivable decreased $7.7 million from approximately $4.2 million for the nine months ended September 30, 2003 to a net credit of approximately $3.5 million for the nine months ended September 30, 2004 due to the collection of older receivables.

     Net interest expense for the nine months ended September 30, 2004 was approximately $3.4 million as compared to $2.3 million for the nine months ended September 30, 2003. The $ 1.1 million increase was primarily due to the consolidation of Clipper.

Rehabilitation Therapy Services

     Net revenues from continuing operations for Rehabilitation Therapy Services decreased $9.1 million from approximately $112.9 million for the nine months ended September 30, 2003 to approximately $103.8 million for the nine months ended September 30, 2004. The decrease was primarily due to the decrease in non-affiliated sales as a result of the lingering disruption of the sale cycle in 2004 due to the contemplated sale of a major component of the segment in late 2003 and the loss of contracts.

     Operating salaries and benefits expenses decreased $4.0 million to approximately $72.0 million for the nine months ended September 30, 2004 from approximately $76.0 million for the nine months ended September 30, 2003. The decrease was primarily driven by reductions in personnel related to the restructuring of operations in conjunction with the Inpatient services divestitures during 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      Other operating costs decreased $0.9 million to $17.8 million for the nine months ended September 30, 2004 from $18.7 million for the nine months ended September 30, 2003. The decrease was primarily due to the decrease in costs related to the restructuring of the operations after the contemplated sale of a major component of the segment was canceled.

     Depreciation and amortization decreased $0.7 million to approximately $0.2 million for the nine months ended September 30, 2004 from approximately $0.9 million for the nine months ended September 30, 2003. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003 and the discontinuance of depreciation expense charged for equipment that was sold.

     The provision for losses on accounts receivable increased $1.7 million from approximately $0.3 million for the nine months ended September 30, 2003 to approximately $2.0 million for the nine months ended September 30, 2004. The increase in expense for the nine months ended September 30, 2004 was primarily due to bad debt recoveries in 2003 that did not occur in 2004.

Medical Staffing Services

     Net revenues from Medical Staffing Services decreased $4.8 million from approximately $47.2 million for the nine months ended September 30, 2003 to approximately $42.4 million for the nine months ended September 30, 2004. The decrease was primarily the result of a decrease of approximately $4.9 million in affiliated revenues to our inpatient facilities due to decreased usage of agency staff by the ongoing inpatient services.

     Operating salaries and benefits expenses were approximately $32.9 million for the nine months ended September 30, 2004 as compared to approximately $34.3 million for the nine months ended September 30, 2003, a decrease of approximately $1.4 million. The decrease was tied directly to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $5.4 million from $8.6 million for the nine months ended September 30, 2003 to $3.2 million for the nine months ended September 30, 2004. The decrease was primarily attributable to a decrease of $4.7 million in contract labor expense due to decreased usage by ongoing affiliated inpatient services facilities.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.7 million from approximately $1.7 million for the nine months ended September 30, 2003 to approximately $2.4 million for the nine months ended September 30, 2004. The increase was primarily due to regional infrastructure costs associated with initiatives to attract new business.

Home Health Services

     Net revenues from Home Health Services increased approximately $0.5 million to $42.5 million for the nine months ended September 30, 2004 from approximately $42.0 million for the nine months ended September 30, 2003. The increase in revenues was comprised primarily of a $0.6 million increase in Medicare rates.

     Operating salaries and benefits expenses decreased approximately $0.5 million to $30.0 million for the nine months ended September 30, 2004 from approximately $30.5 million for the nine months ended September 30, 2003. The decrease is primarily the result of a decrease in health insurance costs.

     The provision for losses on accounts receivable increased $0.3 million from approximately $0.1 million for the nine months ended September 30, 2003 to approximately $0.4 million for the nine months ended September 30, 2004. The increase was primarily the result of an adjustment on the reserve for aged receivables due to lower than expected collections.

Laboratory and Radiology Services

     Net revenues from Laboratory and Radiology Services decreased $0.2 million from approximately $14.7 million for the nine months ended September 30, 2003 to approximately $14.5 million for the nine months ended September 30, 2004 due

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

to a decrease in revenues of $0.7 million due to loss of contracts offset by a $0.5 million increase in Medicare revenue driven primarily by rate increases.

     Other operating costs increased $0.5 million to $4.3 million for the nine months ended September 30, 2004 from $3.8 million for the nine months ended September 30, 2003. The increase was driven primarily by a $0.6 million accrual for legal costs.

     General and administrative expenses were approximately $0.3 million for the nine months ended September 30, 2004. These costs were included in operating costs for the same period in 2003.

     The provision for losses on accounts receivable increased $0.2 million from approximately $0.6 million for the nine months ended September 30, 2003 to approximately $0.8 million for the nine months ended September 30, 2004. The increase was primarily the result of an adjustment recorded in the mobile radiology operations.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to segments decreased $3.9 million from approximately $34.0 million for the nine months ended September 30, 2003 to approximately $30.1 million for the nine months ended September 30, 2004. The decrease was primarily due to infrastructure changes made during our 2003 restructuring efforts that reduced overhead and streamlined expenses offset by normal wage increases.

Interest Expense

        Net interest expense not directly attributed to segments decreased $8.3 million from approximately $14.7 million for the nine months ended September 30, 2003 to approximately $6.4 million for the nine months ended September 30, 2004. The reduction was primarily due to the private placement of our common stock and warrants and the payoff of substantially all of the outstanding revolving loan balance.

Income Tax Expense

        Income tax expense decreased $1.8 million to a benefit of $1.1 million for the nine months ended September 30, 2004 from an expense of $0.7 million for the nine months ended September 30, 2003. The decrease was primarily the result of IRS refunds received for NOL carrybacks.

Liquidity and Capital Resources

     For the nine months ended and as of September 30, 2004, our net loss was $14.2 million and our working capital deficit was $20.0 million. As of September 30, 2004, we had cash and cash equivalents of approximately $28.9 million, no balance outstanding under our revolving loan agreement and approximately $30.5 million of funds available for borrowing under our revolving loan agreement which expires September 5, 2005. We believe that our existing cash reserves and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through the next twelve months. We expect to extend our revolving loan agreement upon its expiration.

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

     For the three months ended September 30, 2004, the net cash increase was approximately $5.8 million. The increase was primarily due to:

-	$5.8 million of collection of cost report settlements;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	$5.0 million collections of receivables from divested facilities;

-	$2.2 million in other receivables; and

-	$1.4 million proceeds from the sale of a land parcel; offset by

-	$3.4 million for capital expenditures, primarily in our long-term care operations; and

-	$5.8 million for vendor payables and other accrued liabilities.

     For the nine months ended September 30, 2004, the net cash increase was approximately $3.4 million. The increase was comprised primarily of the $52.3 million of equity proceeds realized from the private equity placement and the collection of $15.6 million of accounts receivable of divested facilities, offset by:
-	$14.9 million of general and professional liability settlements;

-	a $13.1 million paydown of our revolving credit line as a result of our private equity placement;

-	$11.7 million of past-due vendor trade accounts payables;

-	$8.3 million of capital expenditures, primarily in our long-term care operations;

-	$5.9 million in debt repayment and other expenses primarily related to the refinance of six mortgages and other long-term debt repayments;

-	$5.1 million related to retention and operating bonus compensation; and

-	$4.5 million to other accrued liabilities.

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that expires on September 5, 2005. The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 1.0% or (b) 5.25%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.75% or (b) 5.25%. The effective interest rate as of September 30, 2004 on borrowings under the Revolving Loan Agreement was approximately 5.58%, however, no borrowings were outstanding on September 30, 2004. The weighted average borrowing interest rate for the period from January 1, 2004 through September 30, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of September 30, 2004 was $45.8 million, net of specified reserves of $14.0 million. The availability of amounts under our Revolving Loan Agreement is also subject to our compliance with certain financial ratios. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of September 30, 2004, we were in compliance with these ratios. As of September 30, 2004, we had issued approximately $15.3 million in letters of credit, leaving approximately $30.5 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement. For the three and nine months ended September 30, 2004, we amortized $0.4 million and $1.4 million, respectively, of these deferred financing costs. In September 2004, $0.9 million of the deferred financing costs were refunded to us.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through September 30, 2004, we had divested 131 facilities and had identified five facilities that we would seek to transition to new operators. During the 21 months ended September 30, 2004 we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. Through September 30, 2004, we were released of our obligations to pay approximately $14.9 million of the withheld rent and $20.4 million of future mortgage debt. Of the remaining $13.6 million

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

of withheld rent, (i) $2.2 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement, (ii) $8.0 million was paid in settlements with landlords, (iii) $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent, and (iv) $0.5 million was paid for unsecured claims.

     We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $3.4 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively, and $8.3 million and $13.6 million for the nine months ended September 30, 2004 and 2003, respectively. These capital expenditures include those related to discontinued operations of $0.1 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively and $0.7 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively. There were no significant capital expenditures for divested facilities in 2004.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $8.0 million remains outstanding under the note. The outstanding payments coming due under the promissory note are payable as follows: $2.0 million on February 28, 2005 and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of September 30, 2004 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of September 30, 2004, we expect to pay in excess of approximately $2.7 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us. We currently have $4.0 million reserved against our borrowing base relating to these payments.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are reviewing our internal controls over financial reporting. As part of this process, we are implementing certain enhancements with respect to certain of those internal controls. Specifically, we are enhancing segregation of duties within information technology systems and further restricting system access. These matters have been discussed with our independent accountants, with our Audit Committee and with our Board of Directors. We expect that these enhancements will be in place by December 31, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Note 12 - Other Events" and is incorporated by reference herein.

ITEM 6. EXHIBITS

(a)   Exhibits

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

Date:  November 8, 2004

By: /s/ Kevin W. Pendergest
Kevin W. Pendergest
Chief Financial Officer