Form 10-K
period 2004-12-31
SUN HEALTHCARE GROUP INC
filed 2005-03-03
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
OR
[ ] Transition Report Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]     No [ ]

   The aggregate market value of the Registrant's Common Stock held by nonaffiliates, based on the last sales price of such shares on the Nasdaq National Market on June 30, 2004, was approximately $135.3 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 or 13(a) or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]  No  [  ]

     On March 1, 2005, Sun Healthcare Group, Inc. had 15,326,176 outstanding shares of Common Stock.

     Documents Incorporated by Reference: None

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

INDEX

___________________

     References throughout this document to the Company, "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

     SunBridge®, SunDance®, SunPlus®, CareerStaff Unlimited® and related names are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.

___________________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1. Business

Operations

     General. We are a nationwide provider of long-term, subacute and related specialty healthcare services in the United States. We currently operate through various direct and indirect subsidiaries that engage in the following five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  The following is a description of our current business segments and divested operations. Financial information for each of the business segments is set forth in "Note 18 - Segment Information" in our consolidated financial statements.

     Inpatient Services. As of March 1, 2005, we operated 104 long-term care facilities (consisting of 87 skilled nursing facilities, eight assisted living facilities, six mental health facilities and three specialty acute care hospitals) in 13 states with 10,659 licensed beds through SunBridge Healthcare Corporation and other subsidiaries (collectively, "SunBridge"). Our long-term and subacute care facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aides. Our specialty acute rehabilitation hospitals provide a range of inpatient and outpatient services for people with traumatic brain injuries, strokes, arthritis, and other disabling conditions. Our assisted living facilities serve the elderly who do not need the level of nursing care provided by long-term or subacute care facilities, but who do need some assistance with the activities of daily living.

     Rehabilitation Therapy Services. We provide rehabilitation therapy services through SunDance Rehabilitation Corporation ("SunDance"). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of March 1, 2005, SunDance provided rehabilitation therapy services to 403 facilities in 40 states, 313 of which were operated by nonaffiliated parties. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc., a wholly-owned subsidiary.

     Medical Staffing Services. We are a nationwide provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). As of March 1, 2005, CareerStaff derived approximately 20.0% of its revenues from schools and governmental agencies, 54.5% from hospitals and other providers and 25.5% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of March 1, 2005, CareerStaff provided medical staffing services in major metropolitan areas in 16 states, and also placed temporary traveling therapists in smaller cities and rural areas.

     Home Health Services. As of March 1, 2005, we provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates two licensed home infusion pharmacies in California.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Laboratory and Radiology Services. Through SunAlliance Healthcare Services, Inc. ("SunAlliance"), we provide mobile radiology services to skilled nursing facilities in Arizona, Colorado and Massachusetts and medical laboratory services to skilled nursing facilities in Massachusetts.

Overview of Current Financial Condition and Results

Current Liquidity.    For the year ended December 31, 2004, our net loss was $18.6 million and our net cash decrease was $3.0 million. As of December 31, 2004, our working capital deficit was $30.6 million. We had cash and cash equivalents of approximately $22.6 million, a $0.6 million outstanding balance under our revolving senior loan agreement, and approximately $25.8 million of funds available for borrowing under our revolving senior loan agreement. Our working capital deficit and cash position were significantly improved by the receipt of $52.3 million of proceeds realized from the private equity placement of our common stock and warrants to purchase common stock to investors in February 2004. We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in 2005 from the sale of our SunScript pharmacy operations in 2003, and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

Restructuring. During the period of January 1, 2003 through December 31, 2004, we divested 133 inpatient facilities and had identified an additional three facilities that we intend to transition to new operators. During that restructuring of our facility portfolio, we withheld certain rent and mortgage payments from our landlords and mortgagors. As of December 31, 2004, $1.9 million of the unpaid rent and mortgages related to divested buildings remains in other accrued liabilities.

Emergence from Chapter 11 Bankruptcy Proceedings

     On October 14, 1999, we commenced chapter 11 bankruptcy proceedings. On February 6, 2002, the Bankruptcy Court approved our Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001. On February 28, 2002, we emerged from proceedings under the Bankruptcy Code pursuant to the terms of our Plan of Reorganization. (See "Note 1 - Nature of Business - Reorganization" in our consolidated financial statements.)

Competition

     Our business is competitive. The nature of competition within the inpatient services industry varies by location. We compete with other facilities based on key competitive factors such as our reputation for the quality and comprehensiveness of care provided; the commitment and expertise of our staff; the innovativeness of our treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of our facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources.

     We also compete with other companies in providing rehabilitation therapy services, medical staffing services, home health services, and other ancillary services, and in employing and retaining qualified nurses, therapists and other medical personnel. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to customer needs.

Employees and Labor Relations

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     As of March 1, 2005, we had approximately 15,800 full-time and part-time employees. Of this total, there were 10,400 employees in our long-term and subacute care operations, 2,300 employees in the rehabilitation therapy services operations, 1,300 employees in the medical staffing business, 1,200 employees in the home health business, 300 employees in the laboratory and radiology business, and 300 employees at the corporate and regional offices. As we divest inpatient facilities pursuant to our restructuring initiative, the number of employees in our long-term and subacute care operations will decrease accordingly.

     We operate 14 buildings with union employees. Approximately 914 of our employees (5.8% of our employees) who work in long-term care facilities in Alabama, California, Georgia, Massachusetts, Ohio, Tennessee and West Virginia are covered by collective bargaining contracts. Collective bargaining agreements covering 498 of these employees (3.2% of our employees) will expire in 2005 and will be subject to renegotiation with the unions.

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

Consolidated:	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003		For the Year Ended December 31, 2002(1)
Sources of Revenues
Medicaid	$298,932	36.5%	$282,981	36.0%	$366,870	38.9%
Medicare	217,214	26.5%	197,176	25.1%	242,279	25.7%
Private pay and other (2)	303,926	37.0%	305,443	38.9%	333,621	35.4%
Total	$820,072	100.0%	$785,600	100.0%	$942,770	100.0%
	=====	====	=====	=====	=====	=====

Inpatient Only:	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003		For the Year Ended December 31, 2002(1)
Sources of Revenues
Medicaid	$286,119	48.6%	$269,574	49.0%	$334,021	48.7%
Medicare	174,695	29.6%	157,304	28.6%	199,874	29.2%
Private pay and other (2)	128,470	21.8%	123,612	22.4%	151,279	22.1%
Total	$589,284	100.0%	$550,490	100.0%	$685,174	100.0%
	=====	====	=====	=====	=====	=====

________________
(1)	Includes revenues for discontinued operations for the two months ended February 28, 2002.
(2)

Includes revenues from the provision of rehabilitation therapy and medical staffing services to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Nonaffiliated sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Medicare. Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease. Medicare includes four related health insurance programs: (i) inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services ("Part A"); (ii) physicians' services, outpatient services and certain items and services provided by medical suppliers ("Part B"); (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare Advantage" or "Medicare Part C"); and (iv) a new Medicare Part D benefit that becomes effective in 2006 covering prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Finance Administration), a division of the Department of Health and Human Services ("HHS").

     The following table sets forth the average amounts of Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the years ended December 31:

	SNF	Hospital
2004	$ 315.03	$1,045.03
2003	302.11	910.80
2002	317.51	838.15

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

     The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, in fiscal years 1999 and 2000 Congress implemented add-on payments to restore substantial Medicare funding to skilled nursing facilities and other healthcare providers that was originally eliminated by the 1997 Act. Two of those add-ons remain in place today: a 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care. These two add-ons are scheduled to expire when CMS releases refinements to the current RUG payment system. On July 30, 2004, CMS announced that the current RUG payment system would remain in place for the 2005 fiscal year (October 1, 2004 - September 30, 2005) thus leaving the current classification system and add-ons in place for fiscal year 2005. On February 8, 2005, President Bush presented his budget proposal for federal fiscal year 2006 (October 1, 2005 - September 30, 2006). The budget proposal includes a $1.5 billion reduction to Skilled Nursing Facility funding caused by refining the RUG payment system. We are unable to determine when, or if, President Bush's proposed reduction in reimbursements would become effective. Should the President's proposed reduction become effective, our per diems and our pretax income could decrease by approximately $10.3 million in 2006 ($25.03 per Medicare patient day.) For the three and twelve months ended December 31, 2004, we generated approximately $2.6 million and $10.2 million, respectively, in revenues and pretax income as a result of existing add-ons.

     CMS issued two increases in nursing facility rates effective October 1, 2003: a 3.0% increase of the annual update to the market basket and an additional 3.3% market basket increase to correct the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

underestimate of the market basket forecast in prior years. We estimate our Medicare revenues increased approximately $6.1 million ($19.75 per Medicare patient day) for the nine months ended September 30, 2004, as a result of the combined increases. In addition to the 2004 increases, CMS increased the market basket 2.8% effective with the 2005 Federal fiscal year beginning October 1, 2004, which when taken into consideration with the Federal wage index adjustments is a 3.0% increase. We estimate our Medicare revenues increased approximately $1.0 million ($9.65 per Medicare patient day) for the three months ending December 31, 2004 as a result of the market basket increase and the Federal wage adjustment.

     On February 10, 2003, CMS proposed a significant change for the reimbursement of Part A bad debts. Currently, Medicare reimburses skilled nursing facilities for unpaid Medicare Part A patient co-payments and deductibles. The proposal would subject skilled nursing facility providers to a 30% reduction in Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for the first cost reporting year after implementation, 20% for the second cost reporting year, and 30% for succeeding cost reporting years. Although the bad debt proposal has not been enacted, it was included in President Bush's federal fiscal year 2006 budget proposal that was released on February 8, 2005. We are unable to predict when, or if, the proposal will be implemented. If the proposal is implemented as proposed on January 1, 2006 we estimate that our Medicare revenues could decrease by approximately $0.7 million ($1.90 per Medicare patient day) in 2006, $1.4 million ($3.80 per Medicare patient day) in 2007, and $2.1 million ($5.70 per Medicare patient day) in 2008.

    The 1997 Act also implemented "therapy caps" applicable to Medicare Part B payments that would limit the amount of reimbursement we receive for providing rehabilitation therapy. The Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 placed a moratorium on the therapy caps. The moratorium was lifted during the period of September 1, 2003 to December 7, 2003. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. In the event that the therapy caps become effective on January 1, 2006, we estimate our rehabilitation therapy services' revenue and our annual inpatient services' revenue could decrease by approximately $15.2 million and $1.0 million, respectively. In such event, we could seek to reduce rehabilitation therapy services expenses.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 authorized a 1.5% increase for calendar year 2004, which we estimate resulted in increased rehabilitation therapy revenues for the three and twelve months ended December 31, 2004 of $0.1 million and $0.6 million, respectively. On November 15, 2004, CMS published final payment rates for calendar year 2005 that will result in a 1.5% rate reduction to rehabilitation therapy services. We estimate that our annual revenues will decrease $0.7 million for the year ended December 31, 2005.

     Our home health Medicare payment rates increased 3.3% during the period of October 1, 2003 to December 31, 2004, which we estimate increased our Medicare revenues for the three and twelve months ended December 31, 2004 by $0.3 million and $1.2 million, respectively. On October 22, 2004, CMS published final payment rates for the period beginning January 1, 2005 and ending December 31, 2005 that we estimate will increase our annual revenues by $0.8 million (2.1%).

     Medicaid.   Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

and payment methods. Each state in which we operate nursing facilities has its own unique Medicaid reimbursement program. State Medicaid programs include systems that will reimburse a nursing facility for reasonable costs it incurs in providing care to its patients, based upon cost from a prior base year, adjusted for inflation and per diems based upon patient acuity.

     The following table sets forth the average amounts of Medicaid revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the years ended December 31:

	SNF	Hospital
2004	$ 132.68	$ 901.81
2003	123.62	867.36
2002	114.71	844.54

     The 1997 Act repealed the "Boren Amendment" federal payment standard for payments to Medicaid nursing facilities. This repeal gave the states greater flexibility in setting payment rates for nursing facilities. Medicaid outlays are a significant component of state budgets, and there have been increased cost containment pressures on Medicaid outlays for nursing homes. It is not certain whether reductions in Medicaid rates will be imposed in the future for any states in which we operate.

     Nine of the states that we operate in impose a provider tax against nursing homes as a method of increasing federal matching funds paid to those states for Medicaid: Alabama, Georgia, Massachusetts, New Hampshire, North Carolina, Ohio, Tennessee, Washington and West Virginia. In addition, California recently submitted a provider tax program to CMS for approval. Those states that have imposed the provider tax have used the matching funds to fund Medicaid reimbursement rates paid to nursing homes, although the amount of the funding varies by state. As a result of North Carolina's provider tax, which was the only state to implement a provider tax in 2004, our net Medicaid revenues increased by $4.9 million in North Carolina. If CMS approves California's provider tax, we estimate our net Medicaid revenues will increase $1.4 million (4.4%) for August 1, 2004 through July 31, 2005 and an additional $2.4 million (7.5%) for August 1, 2005 through July 31, 2006 above July 2004 revenues for the facilities we currently operate. Under current rules, the provider tax cannot exceed six percent of revenues. President Bush included in his Federal fiscal year 2006 budget proposal a phase down of the allowable tax rate from six percent to three percent of revenues over the next ten years, which if enacted will reduce the federal matching funds for states that exceed the three percent limit. It is not certain whether a reduction in federal matching funds will result in reduced Medicaid rates.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     We receive approximately 37.0% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

Federal and State Regulatory Oversight

     The healthcare industry is extensively regulated. In the ordinary course of business, our operations are continuously subject to federal, state and local regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. Various laws, including anti-kickbacks, anti-fraud and abuse amendments codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, as more fully described below. Sanctions for violating these anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a facility is decertified by CMS or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed by the federal government for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents.

     State and local agencies survey all skilled nursing facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. Although compliance with such regulatory requirements can increase our operating costs, it is our policy to maintain compliance with all regulatory requirements. From time to time, however, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action and/or challenge the stated basis for the allegation of noncompliance. Where corrective action is required, we work with the reviewing agency to create mutually agreeable measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, bans on admissions, civil monetary penalties and the decertification of a facility or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. When appropriate, we vigorously contest such sanctions. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention. (See "Item 3 - Legal Proceedings.")

     Various states in which we operate facilities have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions.

     Most states in which we operate have statutes which require that prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, we first must obtain a Certificate of Need which certifies that the state has made a

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities.

     We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:
-

the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid.

-

the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid or failing to refund overpayments or improper payments. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. Suits alleging false claims can be brought by individuals, including employees and competitors.

     In December 2000, the federal government released the final privacy rules of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) civil or criminal penalties for violation of an individual's privacy rights. In addition, HIPAA also implemented standardized transaction formats and billing codes for documenting medical services for healthcare providers that submit claims electronically.

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

     HIPAA's security regulations were finalized in February 2003 and will become effective in April 2005. The security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information.

Corporate Integrity Agreement, Permanent Injunction and Compliance Process

     We entered into a Corporate Integrity Agreement (the "CIA") with the Health and Human

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Services/Office of Inspector General ("HHS/OIG") in July 2001 and it became effective on February 28, 2002. We implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as Quality Monitor and Independent Review Organization under the CIA. A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs.

     We also entered into a Permanent Injunction and Final Judgment ("PIFJ") with the state of California on October 3, 2001. The PIFJ requires specific staff training, physical plant inspection and modification, and reporting requirements that are in addition to requirements of the CIA. The PIFJ also requires us to issue to the State reports similar to those delivered to the HHS/OIG pursuant to the CIA. The California Attorney General's office has stated that it believes that we have breached the PIFJ and if we are unable to defend that claim, we could be subject to substantial monetary penalties.

     Our compliance program, referred to as the "Compliance Process," was initiated in 1996. It has evolved as the requirements of federal and private healthcare programs have changed. Significant refinements were initiated in 2001 to parallel requirements of the HHS/OIG compliance guidelines, the CIA, and the PIFJ. There are seven principal elements to the Compliance Process, which integrate the CIA and PIFJ requirements:

     Written Policies, Procedures and Standards of Conduct.  Our business lines have extensive policies and procedures ("P&Ps") modeled after applicable laws, regulations, government manuals and industry practices and customs. The P&Ps govern the clinical, reimbursement, and operational aspects of each subsidiary. To emphasize adherence to our P&Ps, we publish and distribute a Code of Conduct and an employee handbook.

     Designated Compliance Officer and Compliance Committee. We have a Corporate Compliance Officer whose responsibilities include, among other things: (i) overseeing the Compliance Process; (ii) overseeing compliance with the CIA, PIFJ, and functioning as the liaison with the external monitors and federal government on matters related to the Compliance Process, CIA, and PIFJ; (iii) reporting to the Board of Directors, the Compliance Committee of the Board of Directors, and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive training program which focuses on the elements of the Compliance Process and employee background screening process.  We also maintain a Corporate Compliance Committee, which includes the Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Human Resources, President and Executive Vice President of SunBridge, and the Corporate Compliance Officer. This Committee meets regularly to discuss compliance-related issues. Compliance matters are also reported to the Compliance Committee of the Board of Directors on a regular basis. The Compliance Committee is comprised solely of independent directors.

     Effective Training and Education. Every employee, director and officer is trained on the Compliance Process, Code of Conduct, and CIA. All California administrators are trained on the PIFJ, as required. Training also occurs for appropriate employees in applicable provisions of the Medicare and Medicaid laws, fraud and abuse prevention, clinical standards, and practices, and claim submission and reimbursement P&Ps.

     Effective Lines of Communication. Employees are encouraged to report issues of concern without fear of retaliation using a Four Step Reporting Process, which includes the toll-free "Sun Quality Line." The Four Step Reporting Process encourages employees to discuss clinical, ethical, or financial concerns with supervisors and local management since these individuals will be most familiar with the laws,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

regulations, and policies that impact their concern. The Sun Quality Line is an always-available option that may be used for anonymous reporting if the employee so chooses. Reported concerns are internally reviewed and proper follow-up is conducted.

     Internal Monitoring and Auditing. Our Compliance Process, in accordance with the CIA, puts internal controls in place to meet the following objectives effectively: (i) claims, reimbursement submissions, cost reports and source documents are accurate; (ii) patient care, services, and supplies are provided as required by applicable standards and laws; (iii) clinical assessment and treatment documentation are accurate; and (iv) CIA and PIFJ are implemented and obligations are met (e.g., background checks, licensing and training). Each business line monitors and audits compliance with P&Ps and other standards to ensure that the objectives listed above are met. Data from these internal monitoring and auditing systems are analyzed and acted up through a quality improvement process. We have designated the subsidiary presidents and each member of the operations management team as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process are completed at the operational level for which the Compliance Liaison is responsible.

     Enforcement of Standards. Our policies, the Code of Conduct and the employee handbook as well as all associated training materials clearly indicate that employees who violate our standards will be subjected to discipline. Sanctions range from oral warnings to suspensions and/or to termination of employment. We have also adopted a proactive approach to offset the need for punitive measures. First, we have implemented employee background review practices that surpass industry standards. Second, as noted above, we devote significant resources to employee training. Finally, we have adopted a performance management program intended to make certain that all employees are aware of what duties are expected of them and understand that compliance with policies, procedures, standards and laws related to job functions is required.

     Responses to Detected Offenses and Development of Corrective Actions.  Correction of detected misconduct or a violation of our policies is the responsibility of every manager. As appropriate, a manager is expected to develop and implement corrective action plans and monitor whether such actions are likely to keep a similar violation from occurring in the future.

General Information

     Sun Healthcare Group, Inc. was incorporated in 1993. Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100. We maintain a website at www.sunh.com. Through the "About Our Company," "Investor Information" and "SEC Filings" links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the SEC, each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.

Forward Looking Statements

     Information provided in this Form 10-K contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, lease restructuring, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

"anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the factors set forth below. You should carefully consider the risks described herein before making any investment decisions to buy securities of Sun Healthcare Group, Inc. There may be additional risks that we do not presently know of or that we currently deem immaterial.

     Reductions in the reimbursement rates paid by Medicare and State Medicaid agencies to our inpatient operations would directly impact our net earnings because we are not able to reduce operating expenses associated with our facilities to compensate for reductions in those revenues. We derive approximately 78.2% of our inpatient revenues for continuing operations from Medicare and Medicaid. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. For example, President Bush's proposed budget for 2006 includes the following provisions that could materially and adversely affect our results of operations and financial condition if the budget is adopted as proposed: (i) refinements to the RUG payment system that we estimate could reduce our Medicare reimbursements by approximately $10.3 million in 2006, (ii) a 30% reduction in Part A bad debt reimbursement that we estimate could reduce our Medicare reimbursements by approximately $0.7 million in 2006 and escalating in succeeding years, and (iii) a phase down in the allowable State provider tax rates that would reduce the available federal matching funds to those states, and we are unable to estimate the impact of this on our Medicaid reimbursements at this time. However, it is too early to determine whether those proposals will be implemented. (See "Item 1 Business - Revenues from Medicare, Medicaid and Other Sources.")

     Reductions in the reimbursement rates paid by Medicare and State Medicaid agencies to our ancillary operations could have a material adverse effect on our financial position, results of operations and cash flows. The moratorium on the imposition of therapy caps is scheduled to expire on December 31, 2005. If the therapy caps are implemented, we estimate that our annual rehabilitation therapy services revenues and our inpatient services revenues would decrease by approximately $15.2 million and $1.0 million, respectively. (See "Item 1 Business - Revenues from Medicare, Medicaid and Other Sources.")

     We rely primarily on self-funded insurance programs for general and professional liability claims against us, and as of December 31, 2004, we had reserved $104.7 million for our potential liability for such claims but we had only pre-funded $3.1 million for such claims. Nursing home operators, including SunBridge, are subject to lawsuits alleging negligence resulting in injury or death to residents of the homes. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits, many of which relate to facilities that we no longer operate. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, which amounts we are responsible for funding, and we have obtained excess insurance policies for claims above those amounts. The programs have the following

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

coverages that we are responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location; (ii) for claims made in 2003, $10.0 million per claim; and (iii) for claims made in 2004 and 2005, $10.0 million per claim with a single $5.0 million excess layer that attaches at $5.0 million of liability, available for claims made in 2004, 2005 and 2006. There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs. (See "Item 3 Legal Proceedings" and "Note 11 - Commitments and Contingencies.")

     Our healthcare operations are extensively regulated and adverse determinations against us could result in severe penalties including loss of licensure and decertification. In the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are non-routine. If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek our suspension or exclusion from participation in their program. The exclusion of a facility from participating in Medicare or Medicaid would have a material adverse effect on the facility's financial position, results of operations and cash flows. (See "Item 1 - Business - Federal and State Regulatory Oversight" and "Item 3 - Legal Proceedings.")

     If we are unable to collect our accounts receivable, our financial condition, results of operations, and cash flows will be adversely affected. Our total bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $11.9 million, $19.1 million and $15.2 million, respectively, of which $5.2 million, $9.3 million and $10.6 million related to discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively. Our total allowance for doubtful accounts was $40.3 million and $67.1 million at December 31, 2004 and 2003, respectively, of which $22.4 million and $47.2 million related to discontinued operations at December 31, 2004 and December 31, 2003, respectively.

     We continue to be affected by an industry-wide shortage of qualified facility care-provider personnel and increasing labor costs. We, and other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our long-term care facilities, particularly nurses, and in such situations we may be required to use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states in which we operate have increased minimum staffing standards. As minimum staffing standards are increased, we may be required to retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our long-term and subacute care facilities.

     We are required to maintain in effect a registration statement with respect to the stock placed with investors in our February 2004 private placement and we will be subject to monetary penalties if we are unable to do so. In connection with our private placement of our common stock and warrants to purchase common stock to investors (the "Purchasers") in February 2004, we entered into Registration Rights Agreements with the Purchasers. Subject to certain exceptions, we were required to file a registration statement with the Securities and Exchange Commission (the "SEC") to register the shares for resale by the Purchasers of the common stock and the common stock to be issued upon the exercise of the warrants issued to the investors in the private placement. Subject to certain exceptions, in the event that the registration statement ceases to be effective for an aggregate of 30 trading days, then the Registration Rights Agreement requires us to pay liquidated damages of approximately $312,000 to those Purchasers who continue to hold the shares purchased in the private placement. The damages are calculated per 30-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

day period equal to one percent of the gross proceeds received by us from such purchases in the private placement. As of March 1, 2005, we were in full compliance with the Registration Rights Agreement.

     The Bureau of Medi-Cal Fraud and Elder Abuse continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment ("PIFJ.") We are unable to determine the remedies that a court may ultimately award against us if we are found to have violated the Permanent Injunction. An adverse outcome in these matters could have a material adverse effect on our financial position, results of operations and cash flows. We believe that we are, in fact, currently in full compliance with the PIFJ. (See "Item 3 - Legal Proceedings.")

     Healthcare costs have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. Our operations could be adversely affected if we experience significant delays in receiving reimbursement rate increases from Medicaid and Medicare sources for our labor and other costs.

Item 2.  Properties

     Inpatient Facilities. As of March 1, 2005, we operated 104 long-term care, subacute care and assisted living facilities and we leased office space for administrative purposes in three locations in three states. We operated 89 facilities pursuant to long-term operating leases or subleases and 15 owned facilities. We consider our properties in general to be in good operating condition and suitable for the purposes for which they are being used. Our facilities that are leased are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. Our facilities that are owned are subject to mortgage financing. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. Substantially all of our leasehold interests serve as collateral for our obligations under our Loan Agreements.

     Our aggregate occupancy percentages for all of our long-term care, subacute care and assisted living facilities in the United States, on a same store basis, were 90.64%, 89.77% and 90.43% for the years ended December 31, 2004, 2003 and 2002, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated. However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

     The following table sets forth certain information concerning the 104 long-term care, subacute care and assisted living facilities that we operated as of March 1, 2005, which consisted of 87 skilled nursing facilities, eight assisted living facilities, six mental health facilities, and three specialty acute care hospitals. As part of our restructuring efforts, we expect to divest three of the facilities in the table during 2005 representing approximately 203 licensed and 180 available beds.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

State	Number of Licensed Beds (1)	Number of Facilities Leased Owned Total

California	1,821	17	5	22
Georgia	1,097	7	3	10
New Hampshire	1,058	9	0	9
Massachusetts	1,024	11	0	11
North Carolina	1,021	8	0	8
Tennessee	915	8	1	9
Alabama	783	7	0	7
West Virginia	739	6	1	7
Idaho	710	5	2	7
Washington	608	6	1	7
Ohio	575	3	2	5
Arizona	161	1	0	1
Maryland	147	1	0	1
Total	10,659	89	15	104
	===========	========	========	========

________________

(1)

"Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 104 facilities were 10,264.

     Rehabilitation Services. As of March 1, 2005, we leased four HTA offices, 10 office spaces and five patient care delivery sites in 12 states to operate our SunDance rehabilitation therapy business.

     Medical Staffing Services. As of March 1, 2005, we leased office space in 25 locations in 16 states to operate our CareerStaff medical staffing business.

     Home Health Services. As of March 1, 2005, we leased office space in 19 locations in two states to operate our SunPlus home health business.

     Laboratory and Radiology. As of March 1, 2005, we leased 19 locations in three states to operate our SunAlliance medical laboratory and mobile radiology business.

     Corporate and Other. We lease our executive offices in Irvine, California and we lease one and own three corporate office buildings in Albuquerque, New Mexico. As of March 1, 2005, we leased two locations in two states to operate our other businesses.

Item 3. Legal Proceedings

     In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") entered in during October 2001. Those allegations were reiterated in correspondence we received from the BMFEA in October 2004 and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

again in correspondence received in February 2005. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. The BMFEA has continued to allege that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA requested that we pay their costs of the investigation and to audit our operations in California, and, initially, requested an unspecified cash penalty. We believe that we are, in fact, currently in full compliance with the PIFJ; however, unless the matter is settled, it is likely that the BMFEA will initiate one or more legal proceedings against us to assert a violation. We cannot predict the remedies that a court may ultimately award against us, or the cost to us resulting from an adverse outcome in this matter. An adverse outcome in this matter could result in a material adverse impact to our financial statements and cashflows. We intend to defend this matter vigorously.

     In January 2004, 12 caregivers, now former employees of SunBridge Care and Rehab for Escondido-East, were arraigned on charges brought by the California Attorney General with respect to allegations that care given to an elderly woman resident was deficient. The court dismissed all charges against the twelve defendants in June 2004. In September 2004, the California Attorney General refiled misdemeanor charges against the same defendants, certain of which charges were likewise dismissed in December 2004, but were once again refiled in December 2004. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that was formerly operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Care Enterprises West divested its interest in the operations of the facility to an unrelated third party at the end of October 2004. Although Care Enterprises West has paid the costs for the defense of these individuals in this matter to date, neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing.

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

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. In certain states in which we have had significant operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     We began issuing our common stock on February 28, 2002 as part of our Plan of Reorganization. Our common stock began trading under the symbol "SUHG.OB" on the Over-the-Counter ("OTC") Bulletin Board on April 2, 2002 and then under the symbol "SUNH" on the Nasdaq National Market on March 10, 2004. The following table shows the high and low sale prices for the common stock as reported by the OTC Bulletin Board and the Nasdaq National Market for the periods indicated:
	High	Low
2004
Fourth Quarter	$ 9.35	$ 6.76
Third Quarter	$ 9.88	$ 5.66
Second Quarter	$ 12.34	$ 5.03
First Quarter	$ 14.30	$ 9.90

2003
Fourth Quarter	$ 10.00	$ 5.92
Third Quarter	$ 8.64	$ 1.63
Second Quarter	$ 2.61	$ 0.11
First Quarter	$ 1.45	$ 0.15

     There were approximately 4,500 holders of record of our common stock as of March 1, 2005. We have never paid nor declared any dividends on our common stock. Our Revolving Loan Agreement prohibits us from paying any dividends or making any distributions to the stockholders of Sun Healthcare Group, Inc. We did not repurchase any shares of our common stock during the fourth quarter of 2004.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	Reorganized Company				Predecessor Company
	At or For The Year Ended December 31, 2004(1)	At or For The Year Ended December 31, 2003(2)	At or For The Ten Months Ended December 31, 2002(3)		At or For The Two Months Ended February 28, 2002(4)	At or For The Year Ended December 31, 2001(5)	At or For The Year Ended December 31, 2000(6)
Total net revenues	$ 820,072	$ 785,600	$ 640,924	|	$ 301,846	$ 2,075,234	$ 2,458,928
Income (loss) before income taxes and discontinued operations	7,649	(29,345)	(297,017)	| | |	1,493,157	(69,116)	(545,455)
Income (loss) before discontinued operations	8,807	(30,010)	(297,427)	| |	1,493,010	(69,437)	(545,711)
(Loss) income on discontinued operations	(27,434)	30,364	(140,559)	| |	(7,639)	-	-
Net (loss) income	$ (18,627)	$ 354	$ (437,986)	|	$ 1,485,371	$ (69,437)	$ (545,711)
	========	========	=======	|	=======	=======	=======
Basic earnings per common and common equivalent share:				| | |
Income (loss) before discontinued operations	$ 0.61	$ (2.98)	$ (29.74)	| |	$ 24.44	$ (1.14)	$ (9.04)
(Loss) income on discontinued operations	(1.90)	3.02	(14.06)	| |	(0.12)	-	-
	========	========	=======	|	=======	=======	=======
Net income (loss)	$ (1.29)	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)
	========	========	=======	|	=======	=======	=======
Diluted earnings per common and common equivalent share:				| | |
Income (loss) before discontinued operations	$ 0.61	$ (2.98)	$ (29.74)	| |	$ 24.44	$ (1.14)	$ (9.04)
(Loss) income on discontinued operations	(1.89)	3.02	(14.06)	| |	(0.12)	-	-
	========	========	=======	|	=======	=======	=======
Net (loss) income	$ (1.28)	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)	$ (9.04)
	========	========	=======	|	=======	=======	=======
Weighted average number of common and common equivalent shares:				| | |
Basic	14,456	10,050	10,000	|	61,080	61,096	60,347
Diluted	14,548	10,050	10,000	|	61,080	61,096	60,347
	========	========	=======	|	=======	=======	=======
Working Capital (Deficit)	$ (30,595)	$ (57,377)	$ (66,412)	|	$ 69,762	$ (13,259)	$ (138,901)
	========	========	=======	|	=======	=======	=======
Total Assets	$ 315,915	$ 300,398	$ 475,835	|	$ 828,416	$ 649,804	$ 849,988
	========	========	=======	|	=======	=======	=======
Liabilities subject to compromise	$ -	$ -	$ -	| |	$ -	$ 1,549,139	$ 1,529,928
	========	========	=======	|	=======	=======	=======
Long-term debt	$ 107,182	$ 78,878	$ 196,223	|	$ 190,146	$ 78,235	$ 157,227
	========	========	=======	|	=======	=======	=======
Stockholders' (deficit) equity	$ (123,380)	$ (166,398)	$ (187,218)	|	$ 237,600	$ (1,602,290)	$ (1,545,338)
	========	========	=======	|	=======	=======	=======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)

Results for the year ended December 31, 2004 include a non-cash charge of $1.0 million representing an impairment to our carrying values of other long-lived assets (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $2.0 million charge related to current year restructuring, a net loss on sale of assets of $1.5 million mainly due to the write-down of a property held for sale, a net gain on extinguishment of debt of $3.4 million related to mortgage restructurings, a net loss of $22.1 million from discontinued operations and a net loss of $5.3 million from disposal of discontinued operations due primarily to the sale of our clinical laboratory and radiology operations located in California and a reserve recorded in connection with the sale of a previously divested segment (See "Note 9 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements.)

(2)

Results for the year ended December 31, 2003 include a non-cash charge of $2.8 million representing an impairment to our carrying values of lease intangibles and other long-lived assets (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $14.7 million charge related to current year restructuring, a net gain on sale of assets of $4.2 million mainly due to the sale of land and buildings, a net loss of $25.3 million from discontinued operations and a net gain of $55.6 million from disposal of discontinued operations due primarily to the sale of our pharmaceutical and software development operations, termination of 126 facility lease agreements, sale of one other facility and the reductions of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations (See "Note 9 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements.)

(3)

Results for the ten month period ended December 31, 2002 include a non-cash charge of $275.5 million representing an impairment to our carrying values of goodwill and other long-lived assets for continuing operations (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a net gain on sale of assets of $8.7 million due to the termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations and a net loss of $140.6 million from discontinued operations, of which $132.3 million relates to the impairment to our carrying values of goodwill and other long-lived assets for discontinued operations (See "Note 9 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements.)

(4)

Results for the two month period ended February 28, 2002 include a $1.5 billion non-cash gain on extinguishment of debt (See "Note 22 - Gain on Extinguishment of Debt" in our consolidated financial statements), a $1.5 million gain for reorganization items due to our chapter 11 filings (See "Note 20 - Emergence from Chapter 11 Bankruptcy Proceedings" in our consolidated financial statements), a net non-cash loss on discontinued operations of $7.6 million due to the anticipated termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(5)

Results for the year ended December 31, 2001 include a non-cash charge of $18.8 million representing an impairment to our carrying values of goodwill and other long-lived assets, a charge of $11.0 million due to legal and regulatory matters, a $1.1 million charge related to restructuring, a net non-cash gain on sale of assets of $0.8 million and a $42.9 million charge for reorganization items due to our chapter 11 filings which included the losses for discontinued operations due to the prepetition termination of 45 facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations.

(6)

Results for the year ended December 31, 2000 include a non-cash charge of $191.3 million representing an impairment to our carrying values of goodwill and other long-lived assets, a net non-cash gain on sale of assets of $21.4 million, a $335.9 million charge for reorganization items due to our chapter 11 filings which included the losses on discontinued operations due to the prepetition termination of 86 facility lease and management agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations, a $1.1 million non-cash recovery of previously recorded cost for corporate and financial restructuring and a $2.5 million charge for legal and regulatory charges due to our chapter 11 filings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a nationwide provider of long-term, subacute and related speciality healthcare services in the United States. We currently operate through various direct and indirect subsidiaries that engage in the following five principal business segments: (i) inpatient services, primarily skilled nursing facilities, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. For continuing operations, during the year ended December 31, 2004, we received approximately 26.5% of our revenues from Medicare, 36.5% from Medicaid, and 37.0% from private insurance, self-pay residents, other third party payors and long-term care facilities that utilized our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors.

     As with other providers in the long-term care industry, we face challenges associated with reduced levels of reimbursement from Medicare and Medicaid, ongoing costs associated with litigation and insurance, compliance with federal and state regulations, and the retention of qualified personnel to staff our long-term care facilities. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid.

Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     The allowance for uncollectible accounts related to facilities that we currently operate is computed by applying a bad debt percentage to the individual accounts receivable aging categories based on historical collections. An adjustment is then recorded each month to adjust the allowance based on the analysis. In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a quarterly basis.

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance will be adjusted as appropriate. This percentage was 40% in 2002 and was adjusted to 30% in the fourth quarter of 2003. The percentages were developed from historical collection trends of our divestitures. Due to favorable collections, $6.5 million of the reserve was recovered in the year ended December 31, 2004. As of December 31, 2004, we had $1.3 million in accounts receivable for divested operations, net of $20.2 million of allowance for doubtful accounts.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(c)  Insurance

     We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. An independent actuarial analysis is prepared twice a year to determine the adequacy of the self-insurance obligations booked as liabilities on our financial statement. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At December 31, 2004, the discounting of these policy periods resulted in a reduction to our reserves of approximately $7.5 million.

     Based on the results of the actuarial analysis prepared as of September 30, 2002, which considered nationwide nursing home trends that showed significant increases in patient care liability costs, we recorded a pre-tax charge of $20.0 million for the ten months ended December 31, 2002 related to an increase in patient care liability costs for prior policy years. Based on the results of the actuarial analysis, we recorded a net pre-tax charge of $0.4 million for the year ended December 31, 2003 related to patient care and workers' compensation liability costs. Based on the results of the actuarial analysis we recorded a net pre-tax credit of $17.7 million for the year ended December 31, 2004 related to improvement in claim trends primarily for prior year policies for patient care and workers' compensation liability costs.

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

     Pursuant to SFAS No. 142, we perform our annual goodwill impairment analysis during the fourth quarter for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     For the ten months ended December 31, 2002, we recorded a goodwill impairment of $231.1 million within the following reporting units: (i) long-term care facilities within certain states, $104.9 million in the aggregate; (ii) SunDance Rehabilitation Corporation, which operates our therapy business, $57.0 million; (iii) SunScript Pharmacy Corporation, our pharmaceutical services operations which were sold in July 2003 and classified in discontinued operations, $64.5 million; (iv) CareerStaff Unlimited, Inc., which operates our medical staffing business, no impairment; and (v) Shared Healthcare Systems, our software development company which was sold in November 2003 and classified in discontinued operations, $4.7 million. We did not record a goodwill impairment for the years ended December 31, 2003 and December 31, 2004. As of December 31, 2004, we had $0.4 million in goodwill.

Indefinite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of the trademarks by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of each trademark through a discounted cash flow analysis. The Reorganized Company recorded $34.6 million in trademarks under fresh-start accounting based on an independent and separate valuation report of the fair value of our intangible assets as of March 1, 2002. Our trends of financial performance subsequent to emergence from bankruptcy proceedings, the Medicare "Cliff" impact and increases in patient care liability claims and retention levels and workers' compensation insurance costs represented indicators of impairment. As a result, we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles. The analysis resulted in an impairment of $26.0 million for the ten months ended December 31, 2002 within the following segments: (i) $0.7 million related to SunDance Rehabilitation Corporation, which operates our therapy business, (ii) $7.2 million related to SunScript Pharmacy Corporation, our pharmaceutical services operations which were sold in July 2003 and classified in discontinued operations, (iii) $0.9 million related to CareerStaff Unlimited, Inc., which operates our medical staffing business and (iv) $17.2 million within our Corporate segment. We did not record an impairment to our Indefinite Life Intangibles for the years ended December 31, 2003 and December 31, 2004.

Finite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of the favorable lease intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the lease. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value. The Reorganized Company recorded $28.2 million in favorable lease intangibles under fresh-start accounting based on an independent and separate valuation report of the fair value of our assets and liabilities as of March 1, 2002. Our trends of financial performance subsequent to emergence from bankruptcy proceedings, the Medicare "Cliff" impact and increases in patient care liability claims and retention levels and workers' compensation insurance cost represented indicators of impairment. As a result, at December 31, 2002 and 2003 we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Finite Life Intangibles. The analysis resulted in an impairment of $24.0 million and $0.5 million for the ten months ended December 31, 2002 and for the year ended December 31, 2003, respectively, within our Inpatient Services segment. We did not record an impairment to our Finite Life Intangibles for the year ended December 31, 2004.

Long-Lived Assets

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"),

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     2004. During the fourth quarter of 2004, we recorded pretax charges totaling approximately $1.0 million for asset impairments. The asset impairment charges related to the following:
-	$1.0 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

2003. During the fourth quarter of 2003, we recorded pretax charges totaling approximately $2.3 million for asset impairments. The asset impairment charges consisted of the following:
-

$2.3 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment, $0.2 million of which related to under-performing facilities identified for divestiture as of December 31, 2003.

2002. During the fourth quarter of 2002, we recorded pretax charges totaling approximately $126.7 million for asset impairments. The asset impairment charges consisted of the following:

-

$81.6 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment, $53.6 million of which related to under-performing facilities identified for divestiture as of December 31, 2002;

-	$42.8 million write-down of property and equipment in our Other Operations segment which consisted of $8.7 million for Shared Healthcare Systems and $34.1 million for our corporate headquarters; and

-	$2.3 million write-down of property and equipment in our Pharmaceutical and Medical Supply Services segment.

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

Long-Lived Assets to be Disposed Of

     SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. From March 1, 2002 to December 31, 2002, the Reorganized Company had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results were included in continuing operations and were immaterial to our consolidated financial position and results of operations.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purposes of pro forma

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective method no later than July 1, 2005. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.5 million for the year ended December 31, 2005, beginning July 1, 2005.

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for the following years ended December 31, (in thousands):

Reorganized Company					Reorganized and Predecessor Company Combined
2004			2003		2002
Inpatient Services	$ 589,285	71.9%	$ 550,489	70.1%	$ 685,175	72.7%
Rehabilitation and Respiratory Therapy Services	133,349	16.3%	144,530	18.4%	137,637	14.6%
Medical Staffing	56,816	6.9%	61,824	7.9%	51,891	5.5%
Home Health	56,702	6.9%	55,533	7.1%	45,134	4.8%
Laboratory and Radiology	19,026	2.3%	19,354	2.4%	14,625	1.5%
Pharmaceutical and Medical Supply	-	-%	-	-%	41,101	4.4%
Other	-	-%	-	-%	29,815	3.1%
Corporate	47	0.0%	73	0.0%	10,394	1.1%
Intersegment eliminations	(35,153)	(4.3)%	(46,203)	(5.9)%	(73,002)	(7.7)%
Total Net Revenues	$ 820,072	100.0%	$ 785,600	100.0%	$ 942,770	100.0%
	=======	====	=======	====	=======	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the years ended December 31, (in thousands):

	Reorganized Company		Reorganized and Predecessor Company Combined
	2004	2003	2002
Inpatient Services	$ (599)	$ (600)	$ (551)
Rehabilitation and Respiratory Therapy Services	33,459	38,761	54,058
Medical Staffing	2,103	7,216	4,078
Laboratory and Radiology	190	826	1,132
Pharmaceutical and Medical Supply	-	-	8,325
Other	-	-	5,960
Total Affiliated Revenue	$ 35,153	$ 46,203	$ 73,002
	=======	=======	========

     The following table sets forth the amount of net segment income (loss) for the following years ended December 31, (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	Reorganized Company		Reorganized and Predecessor Company Combined
	2004	2003	2002

Inpatient Services	$ 44,342	$ 20,380	$ (549)
Rehabilitation and Respiratory Therapy Services	10,233	14,720	24,087
Medical Staffing	3,205	1,285	4,587
Home Health	3,499	3,765	3,531
Pharmaceutical and Medical Supply Services	-	-	2,719
Laboratory and Radiology	(554)	1,556	1,854
Other Operations	-	-	808
Net segment income (loss) before Corporate	60,725	41,706	37,037
Corporate	(48,432)	(57,779)	(73,908)
Net segment income (loss)	$ 12,293	$ (16,073)	$ (36,871)
	========	=========	=========

     In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7,") items of expense or income that are incurred or realized by us because we were in reorganization are classified as reorganization costs in our consolidated statements of operations. As a result, net segment income (loss) does not include interest earned subsequent to October 14, 1999, the date we filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Filing Date"), on cash accumulated because we are not paying our prepetition obligations. Interest earned prior to the Filing Date is included in net segment income (loss).  Debt discounts and deferred issuance costs that were written-off after the Filing Date in accordance with SOP 90-7 are not included in the net segment income (loss).  The amortization of debt discounts and deferred issuance costs prior to the Filing Date are included in net segment income (loss). Gain (loss) on sale of assets and professional fees related to the reorganization incurred subsequent to the Filing Date are excluded from net segment income (loss) which is consistent with their treatment prior to the Filing Date.

     The following discussion of the "Year Ended December 31, 2004 compared to the Year Ended December 31, 2003" is based on the financial information presented in "Note 18 - Segment Information" in our consolidated financial statements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Results of Operations

     Net revenues increased $34.5 million to $820.1 million for 2004 from $785.6 million for 2003. We reported a net loss for the year ended December 31, 2004 of $18.6 million compared to net income of $0.4 million for the year ended December 31, 2003.

     The net loss of $18.6 million for the year ended December 31, 2004 included:
-

a $27.4 million loss on discontinued operations and the disposal of discontinued operations comprised primarily of $17.6 million of losses associated with the California clinical laboratory and radiology operations that was sold in November 2004 that included a revenue adjustment of $3.3 million related to a prior year and a provision for loss adjustment of $3.4 million, $5.2 million of losses associated with the divestiture during the year of six skilled nursing facilities in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

our Inpatient Services division, and $4.3 million of residual costs associated with the sale of our pharmacy operations during 2003;

-	$8.9 million interest expense, net;

-	$2.0 million of restructuring costs associated with professional fees and one-time terminations;

-	a $1.5 million loss on sale of assets associated with the write-down of land and a building held for sale; and

-	$1.0 million loss on asset impairment, offset by

-	a $16.5 million, net, reduction in general and professional liability and workers' compensation insurance reserves due to improvement in claim trends, primarily for prior year policies;

-	a $3.4 million gain on extinguishment on debt, net due to mortgage restructurings; and

-	a net $1.2 million income tax benefit.

     The net income for the year ended December 31, 2003 included:
-

a $30.4 million gain on discontinued operations primarily driven by income of $49.5 million related to the sale of our pharmaceutical operations and $4.2 million of income related to the sale of our software development company that was sold in November 2003, offset by losses of $21.9 million related to the divestiture of 127 Inpatient Services facilities;

-	a $4.2 million gain on sale of land and buildings included in our Other Operations segment, offset by

-	$16.9 million of interest charges;

-	$14.7 million of restructuring charges; and

-	$2.8 million of asset impairment charges.

Inpatient Services

     Net revenues increased $38.8 million, or 7.0%, to approximately $589.3 million for year ended December 31, 2004 from approximately $550.5 million for the year ended December 31, 2003. The increase in net revenues for the Inpatient Services segment was primarily the result of:

-	an increase of $17.4 million in Medicare revenues, $9.8 million of which was due to an improvement in overall facility occupancy to 90.8% from 90.1%, an improvement in Medicare mix to 13.0% from 12.2% of total occupancy, and $7.6 million due to higher per diem Medicare rates that started in October 2003;

-

an increase of $16.5 million in Medicaid revenues, $19.0 million of which was caused by higher per diem Medicaid rates driven mainly by provider taxes, offset, in part, by a decrease of $3.5 million from lower Medicaid occupancy; and

30 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	an increase of $3.9 million in private and commercial insurance revenues due to rate increases.

     Operating salaries and benefits expenses increased $12.8 million, or 4.5%, to approximately $298.5 million for the year ended December 31, 2004 from approximately $285.7 million for the year ended December 31, 2003. The increase was primarily due to wage increases and an increase in labor hours associated with an increase in Medicare census, offset partly with a $3.7 million decrease in health insurance costs due to improved claims experience.

     Self-insurance for workers' compensation and general and professional liability insurance decreased approximately $5.6 million, or 20.8%, to $21.3 million for the year ended December 31, 2004 as compared to $26.9 million for the year ended December 31, 2003. This decrease was comprised primarily of:

-

a $9.1 million decrease related to patient care liability costs, net of a reduction of $14.0 million related to improvement in claims and settlement trends for prior periods reflected in the twice yearly actuarial study;
offset by

-

a $3.5 million increase related to workers' compensation insurance costs, net of a reduction of $3.2 million related to deterioration of claims trends for prior periods reflected in the twice yearly actuarial study.

     Other operating costs increased approximately $8.4 million, or 5.5%, to $162.5 million for the year ended December 31, 2004 from $154.1 million for the year ended December 31, 2003. The increase was primarily due to:

-	a $5.6 million increase in provider taxes for the 2004 year as compared to the same period in 2003 due, in part, to the implementation of provider taxes in North Carolina;

-	an increase in ancillary therapy costs of $2.5 million driven primarily by the increase in Medicare customer base; and

-	a net increase of approximately $0.4 million due to increases in the cost of supplies and other purchased services related to patient care.

     Facility rent expense increased $0.2 million to approximately $35.5 million for the year ended December 31, 2004 from approximately $35.3 million for the year ended December 31, 2003 due to contractually scheduled rent increases on existing leases, offset by the favorable effect of the consolidation of the Clipper partnerships (see "Note 10 - Variable Interest Entitities.")

     General and administrative expenses decreased $1.5 million, or 11.2%, to approximately $11.9 million for year ended December 31, 2004 from approximately $13.4 million for the year ended December 31, 2003. The $1.5 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utilities and supplies that were eliminated as part of the restructuring.

     Depreciation and amortization increased $2.1 million, or 40.4%, to approximately $7.3 million for the 2004 year from approximately $5.2 million for the 2003 year. The increase was primarily attributable to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

capital expenditures incurred for facility improvements and the additional depreciation and amortization expense associated with the consolidation of Clipper partnerships. (See "Note 10 - Variable Interest Entities.")

     The provision for losses on accounts receivable decreased $3.7 million, or 57.8%, to approximately $2.7 million for the year ended December 31, 2004 from approximately $6.4 million for the year ended December 31, 2003 due to improved monitoring of current receivables and the collection of older receivables.

     Net interest expense for the year ended December 31, 2004 was approximately $5.3 million as compared to $3.1 million for the year ended December 31, 2003. The $2.2 million, or 71.0%, increase was primarily due to the scheduled increase in expense related to debt amortization and the additional interest expense related to the consolidation of Clipper partnerships. (See "Note 10 - Variable Interest Entities.")

Rehabilitation Therapy Services

     Net revenues for the Rehabilitation Therapy Services segment decreased $11.2 million, or 7.8%, to approximately $133.3 million for the year ended December 31, 2004 from approximately $144.5 million for the year ended December 31, 2003. The decrease was primarily due to the decrease in nonaffiliated sales as a result of the lingering disruption of the sales cycle in 2004 due to the January 2004 termination of the contemplated sale of substantially all of the segment announced in late 2003.

     Operating salaries and benefits expenses decreased $7.2 million, or 7.3%, to approximately $91.9 million for the year ended December 31, 2004 from approximately $99.1 million for the same period in 2003. The decrease was primarily driven by the reduction of employees and reorganization of the operating structure as a result of the impact of lower revenues and a reclassification to general and administrative expenses.

     Self-insurance expenses for workers' compensation and professional liability insurances decreased $1.1 million, or 61.1%, to $0.7 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003. The decrease was primarily due to costs related to improved claims experiences during the year.

     General and administrative expenses increased $2.8 million, or 77.8%, to $6.4 million for the year ended December 31, 2004 from $3.6 million for the year ended December 31, 2003. The increase was primarily due to reclassification of expenses included in operating expenses.

     Depreciation and amortization decreased $0.9 million, or 81.8%, to approximately $0.2 million for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003 and the restructuring of operations in 2004.

     The provision for losses on accounts receivable decreased $0.3 million, or 16.7%, to approximately $1.5 million for the year ended December 31, 2004 from approximately $1.8 million for the year ended December 31, 2003. The decrease in expense was primarily due to improved collection and customer credit methods.

Medical Staffing Services

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Net revenues from the Medical Staffing Services segment decreased $5.0 million, or 8.1%, to approximately $56.8 million for the year ended December 31, 2004 from approximately $61.8 million for the year ended December 31, 2003. The decrease was primarily the result of decreased agency staff usage within our affiliated skilled nursing facilities and hospitals.

     Operating salaries and benefits expenses were approximately $43.9 million for the year ended December 31, 2004 as compared to approximately $45.6 million for the year ended December 31, 2003, a decrease of $1.7 million, or 3.7%. The decrease was directly attributable to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $5.8 million, or 57.4%, to $4.3 million for 2004 year from $10.1 million for the 2003 year. The decrease was primarily attributable to a decrease of $5.2 million in contract labor expense due to decreased usage by the affiliated inpatient facilities and a $0.6 million decrease in regional administrative expenses.

     General and administrative expenses increased $0.9 million, or 40.9%, to approximately $3.1 million for the year ended December 31, 2004 from approximately $2.2 million for the year ended December 31, 2003. The increase was primarily due to recruiting and retention costs associated with initiatives to attract new business and retain staff.

Home Health Services

     Net revenues from the Home Health Services segment increased approximately $1.2 million, or 2.2%, to $56.7 million for the year ended December 31, 2004 from approximately $55.5 million for the year ended December 31, 2003. The increase in revenues was due primarily to an increase in Medicare rates.

     Operating salaries and benefits expenses increased approximately $0.2 million, or 0.5%, to $40.5 million for the 2004 year from approximately $40.3 million for the 2003 year. The increase was primarily the result of an increase in health insurance costs.

     Self-insurance expenses for workers' compensation and professional liability insurance increased approximately $0.4 million, or 23.5%, to $2.1 million for the year ended December 31, 2004 from approximately $1.7 million for the year ended December 31, 2003. The increase was primarily the result of increased workers' compensation claims expenses.

     The provision for losses on accounts receivable increased $0.3 million, or 150.0%, to approximately $0.5 million for the year ended December 31, 2004 from approximately $0.2 million for the year ended December 31, 2003. The increase was due to better than expected collections on account receivables in 2003 that did not occur in 2004.

Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment decreased $0.4 million, or 2.1%, to approximately $19.0 million for the year ended December 31, 2004 from approximately $19.4 million for the year ended December 31, 2003, due primarily to a decrease in contracts in our northeast laboratory operations.

     Operating salaries and benefits expenses decreased approximately $0.2 million, or 1.9%, to $10.5 million for the 2004 year from approximately $10.7 million for the 2003 year. The decrease was

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

primarily the result of a reduction in employees driven by the decrease in revenues.

     Other operating costs increased $0.6 million, or 11.8%, to $5.7 million for the year ended December 31, 2004 from $5.1 million for the year ended December 31, 2003. This increase was due primarily to an increase in purchased and administrative services.

     General and administrative expenses were approximately $0.4 million for the year ended December 31, 2004. These costs were included in operating costs for the same period in 2003.

     The provision for losses on accounts receivable increased $0.8 million, or 88.9%, to approximately $1.7 million for the year ended December 31, 2004 from approximately $0.9 million for the year ended December 31, 2003. The increase was primarily the result of an adjustment in the mobile radiology operations on the reserve for aged receivables due to lower than expected collections.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to operating segments increased $0.7 million, or 1.6%, to approximately $44.1 million for the year ended December 31, 2004 from approximately $43.4 million for the year ended December 31, 2003. The increase was primarily due to:

-	$2.0 million of accounts payable vendor settlement payments related to the 2003 restructuring efforts that did not reoccur in 2004;
offset by

-	$1.1 million of excess bank service charges due to a recovery in September 2004 associated with the refinancing of our credit line in September 2003.

Interest Expense

     Net interest expense not directly attributed to operating segments decreased $10.3 million, or 74.1%, to approximately $3.6 million for the year ended December 31, 2004 from approximately $13.9 million for the year ended December 31, 2003. The decrease was primarily due to the private placement of our common stock and warrants and the payoff of substantially all of the outstanding revolving loan balance for which interest was not incurred.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     We adopted the provisions of SFAS No. 144 as of January 1, 2002, however our emergence from bankruptcy on February 28, 2002 and the adoption of fresh-start accounting as of March 1, 2002 materially changed the presentation of the consolidated financial statements of the Predecessor Company. With respect to reported operating results in a comparative of the year ended 2003 to the year ended 2002, we believe that business segment operating income of the Predecessor Company is generally not comparable to that of the Reorganized Company, therefore a discussion of segment results for the year ended December 31, 2003 as compared to the ten months ended December 31, 2002 and the two months ended February 28, 2002 is not appropriate.

Results of Operations

     We reported net income for the year ended December 31, 2003 of $0.4 million compared to net

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

income of $1,047.4 million for the prior year. The net income for the year ended December 31, 2003 included the following:

-

a $30.4 million gain on discontinued operations primarily driven by net income of $49.5 million related to the sale of our pharmaceutical operations and $4.2 million of net income related to the sale of land and buildings of our software development company that was sold in November 2003, offset by net losses of $21.9 million related to the divestiture of 127 Inpatient Services facilities;

-	a $4.2 million gain on sale of land and buildings included in our Other Operations segment, offset by

-	$16.9 million of interest charges;

-	$14.7 million of restructuring charges; and

-	$2.8 million of asset impairment charges.

     The net income for the prior year included a gain on extinguishment of debt of $1,498.4 million related to our emergence from bankruptcy in early 2002, an asset impairment charge of $275.5 million, a $20.0 million charge for patient care liability costs related to our inpatient services operation, a favorable adjustment of $6.0 million related to workers' compensation insurance costs primarily related to our inpatient services operation, and an $8.7 million gain on sale of assets, net, primarily due to the reversal of prepetition liabilities related to disposed facilities.

Net Revenues

     Our net revenues were $785.6 million for the year ended December 31, 2003 compared to, $942.8 million for the prior year. The decrease in net revenues of approximately $157.2 million, or 16.7% for the year ended December 31, 2003, as compared to the prior year, primarily consisted of the following:

-

a $149.0 million decrease within inpatient services operations, a $37.2 million decrease within our pharmaceutical services operations, a $3.5 million decrease in our California clinical laboratory and radiology operations, offset in part by an $8.5 million reduction in affiliated revenues due to the classification within operations revenues for January and February 2002 that, for the ten months ended December 31, 2002 and for the year ended December 31, 2003, are included in discontinued operations;
offset by

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 in Medicare rates, an increase of $16.0 million due to improved Medicare mix, a market basket increase of $6.2 million and higher Medicare Part B revenues of $0.3 million.

Operating Salaries and Benefits

     Operating salaries and benefits for the year ended December 31, 2003 were $481.3 million as compared to $564.2 million for the year ended December 31, 2002. The decrease of $82.9 million, or 14.7%, was primarily the result of personnel cost reductions that occurred commensurate with the inpatient facility divestitures and the reclassification to discontinued operations of ten months of expenses related to discontinued operations.

Self-Insurance for Workers' Compensation and General and Professional Liability

     With a decrease of $3.1 million, or 8.8%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002, costs related to workers' compensation and general and professional liability insurance remained essentially flat year over year; however, the 2002 expenses were impacted with a net $14.0 million charge recorded in third quarter of 2002 for prior year policy exposures.

Facility Rent Expense

     We reported facility rent expense of $39.1 million in 2003 as compared to $61.1 million in 2002, a decrease of $22.0 million, or 36.0%. For the year ended December 31, 2003, facility rent expense for our Inpatient Services segment was approximately $32.3 million compared to $55.3 million for the same period ended December 31, 2002 due primarily to lease terminations and divestitures of inpatient facilities during 2003.

Other Operating Expenses, General and Administrative Expenses and Provision for Losses on Accounts Receivable

     We reported other operating expenses, general and administrative expenses and provision for losses on accounts receivable of $224.8 million for the year ended December 31, 2003 compared to $282.0 million for the same period in 2002. The decrease of approximately $57.2 million, or 20.3%, consisted of the following:

-

a decrease of $36.9 million primarily due to the classification within operations expenses for January and February 2002 that, for the ten months ended December 31, 2002 and for the year ended December 31, 2003, are included in discontinued operations;

-	a decrease of $24.3 million due to general and administrative salaries and other cost reductions as a result of our restructuring; offset by

-	an increase of $5.1 million in provision for loss.

Interest Expense, Net

     Interest expense, net, increased to $16.9 million for the year ended December 31, 2003, as compared to $15.3 million for the same period in 2002, a $1.6 million, or 10.5%, increase, of which $2.4 million was due primarily to the recognition of interest expense at a higher effective interest rate for our term loan, offset by a $0.7 million decrease related to lower interest charges incurred due to lower carrying

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

values on our debt instruments during 2003 as compared to 2002. While we were under bankruptcy protection through the two months ended February 28, 2002, we did not record interest on essentially all of our prepetition debt. Had we not been under bankruptcy protection, our interest expense, net, for the year ended December 31, 2002 would have been approximately $38.9 million.

Depreciation and Amortization

     Depreciation and amortization expense decreased $14.3 million, or 66.5%, to $7.2 million for the year ended December 31, 2003 as compared to $21.5 million for the same period in 2002. The decrease was primarily attributable to decreases in property carrying amounts as a result of the impairment recorded in the fourth quarter of 2002.

Income Taxes

     We recorded a provision for income taxes of approximately $1.3 million, of which $0.6 million was related to discontinued operations, for the year ended December 31, 2003, primarily related to state income taxes. We increased our valuation allowance on our deferred tax assets by $93.3 million during 2003 to $708.8 million as of December 31, 2003. This valuation allowance was required under the guidance in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, " due to our historical operating performance and our cumulative net losses.

Liquidity and Capital Resources

     For the year ended December 31, 2004, our net loss was $18.6 million. As of December 31, 2004, we had cash and cash equivalents of approximately $22.6 million, our working capital deficit was $30.6 million, and we had approximately $25.8 million of funds available for borrowing. We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in 2005 for the sale of our SunScript pharmacy operations in 2003, and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through at least the next twelve months. For the year ended December 31, 2004, the net cash decrease was approximately $3.0 million. The decrease was comprised primarily of:
-	$20.9 million of general and professional liability settlements;

-	$12.5 million to pay down our revolving credit line as a result of our private equity placement;

-	$12.9 million of capital expenditures, primarily in our long-term care operations;

-	$11.7 million to pay down past-due vendor trade accounts payables;

-	$6.7 million in debt repayment and other expenses primarily related to the refinancing of six mortgages and other long-term debt repayments;

-	$5.1 million related to payments for retention and operating bonus compensation and severance benefits; and

-	$0.7 million for the acquisition of a home health agency in November 2004; offset by

-	$52.3 million of equity proceeds realized from the private equity placements; and
37 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
-	$19.9 million of collections on accounts receivable for divested facilities.

     On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to investors. We received net proceeds of approximately $52.3 million in the private placement. We sold approximately 4.4 million shares of our common stock, and warrants to purchase approximately 2.0 million shares of our common stock (inclusive of warrants paid to the placement agent). The price paid by investors was $12.70 per unit, except for 155,400 units sold at $12.87 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock with a warrant exercise period of five years at an average exercise price of $13.05 per share.

     On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new Master Lease, we continue to operate 30 facilities (including 23 long-term care facilities, one rehabilitation and one long-term care hospital, and five behavioral facilities). The new master lease also settled a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining those amounts into "deferred base rent." Such deferred base rent accrued interest (annually compounded) at a floating rate of 375 basis points of the applicable LIBOR rate (subject to a floor rate of 6.0%.) However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $4.4 million charge recorded in loss on disposal of discontinued operations, net, for the year ended December 31, 2004 and ceasing further accrual of interest on the deferred rent.

     We have substantially completed our restructuring efforts, including the restructuring of the portfolio of leases under which we operate most of our long-term care facilities. Through December 31, 2004, we had divested 133 facilities and had identified three facilities that we would seek to transition to new operators. During the two years ended December 31, 2004, we withheld approximately $28.5 million in accrued rent payments and $0.7 million of mortgage payments on facilities that we identified for transfer to new operators. As of December 31, 2004, we were released of our obligations to pay approximately $15.7 million of the withheld rent, $8.0 million was paid in settlements with landlords, $2.9 million was offset by security deposits, reducing other assets, that were used toward unpaid rent, and $1.9 million remains in other accrued liabilities and is related to divested buildings that do not have a release per a lease termination agreement.

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended on March 1, 2005, expires on March 1, 2007. (See "Note 24 - Subsequent Events.") The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i) for Base Rate Loans at the greater of (a) prime plus 0.5% or (b) 4.75%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.25% or (b) 4.75%. The effective interest rate as of December 31, 2004 on borrowings under the Revolving Loan Agreement was approximately 6.16%. We had $0.6 million in borrowings outstanding on December 31, 2004. The weighted average borrowing interest rate for the period from January 1, 2004 through December 31, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of December 31, 2004 was $41.1 million, net of specified reserves of $14.6 million. We are also prohibited under our

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of December 31, 2004, we had issued approximately $15.3 million in letters of credit, leaving approximately $25.8 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement. For the year ended December 31, 2004, we amortized $1.6 million of these deferred financing costs. In September 2004, $0.9 million of the deferred financing costs were refunded to us.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement, as amended. Such covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling 12-month period, and a maximum of $10 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of March 1, 2005, we were in compliance with these covenants.

     We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $12.9 million, $16.6 million and $34.7 million for the year ended December 31, 2004, the year ended December 31, 2003 and the ten month period ended December 31, 2002, respectively. These capital expenditures include those related to discontinued operations of $0.7 million, $4.6 million, and $16.1 million for the for the year ended December 31, 2004, the year ended December 31, 2003 and the ten month period ended December 31, 2002, respectively. We had construction commitments as of December 31, 2004 under various contracts of approximately $2.8 million related to improvements at facilities. During the year ended December 31, 2005, we expect to incur approximately $20.0 million in capital expenditures, related primarily to improvements at existing facilities and information system upgrades.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government and $8.0 million remains outstanding under the note. The outstanding payments coming due under the promissory note are $2.0 million on February 28, 2005 and $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of December 31, 2004 was approximately 2.2%.

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

     We intend to file a universal shelf registration statement shortly. The title and terms of the securities to be offered under that filing and the amount of any offering to security holders has yet to be determined, but we expect the shelf to cover up to $50.0 million of potential debt and/or equity offerings. The proceeds of any such offering will likely be to fund general corporate purposes and to give us more flexibility in financing potential acquisitions. We can give no assurance that we will be able to proceed with and complete any such placement or offering on terms acceptable to us. We cannot estimate the net proceeds that we would receive or the timing of any such placement or offering.

     We intend to make strategic acquisitions of complementary businesses in 2005 and in future years utilizing our stock, cash or debt financing to enable us to capitalize on our position in the geographic

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

markets in which we operate and to expand our businesses geographically. We are unable to estimate the aggregate amount that we would incur as a purchase price for such acquisitions or the amount of working capital that we would expend during the assimilation of the acquired operations.

     We currently own a five percent interest in each of eight limited liability companies and partnerships each of which own one facility that we operate in New Hampshire. In April 2004, we entered into an agreement with the owners of remaining interests in those eight entities, and with the owner of a ninth entity which also owns a facility in New Hampshire that we operate (collectively, the "Owners"). That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of those nine entities for an aggregate amount of up to approximately $10.3 million, subject to reduction in certain circumstances, as follows: $0.1 million in 2004; $0.4 million in each of 2005 and 2006; $2.1 million in each of 2007, 2008, 2009; and $3.2 million in 2010. The agreement also provides the Owners the right to require us to purchase those ownership interests at the above-described times and option prices. These put rights can be exercised for any options that have come due but which were not exercised by us up to that point in time, but no later than December 31, 2010.

Obligations and Commitments

     The following table provides information about our contractual obligations and commitments in future years as of December 31, 2004 (in thousands):

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	After 2009
Contractual Obligations:
Debt (1)	$ 173,533	$ 25,446	$ 26,391	$ 11,135	$ 8,066	$ 8,064	$ 94,431
Construction commitments	2,806	2,806	-	-	-	-	-
Purchase obligations	2,000	2,000	-	-	-	-	-
Operating leases	359,533	47,915	44,235	41,814	41,318	40,490	143,761
Other long-term liabilities (2)	10,151	404	404	2,036	2,036	2,036	3,235

Total	$ 548,023	$ 78,571	$ 71,030	$ 54,985	$ 51,420	$ 50,590	$241,427
	======	=====	=====	=====	=====	=====	=====

Amount of Commitment Expiration Per Period
	Total Amounts Committed	2005	2006	2007	2008	2009	After 2009
Other Commercial Commitments:
Letters of credit	$ 15,284	$ 15,284	$ -	$ -	$ -	$ -	$ -
Total	$ 15,284	$ 15,284	$ -	$ -	$ -	$ -	$ -
	======	=====	=====	=====	=====	=====	=====

(1)	Includes total interest on debt of $66.2 million based on contractual rates, of which $2.1 million is attributed to variable interest rates determined using the weighted-average method.
(2)

We entered into an agreement that granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of nine entities for a aggregate amount of approximately $10.3 million, of which $0.1 million is recorded in other accrued liabilities in our consolidated balance sheet. The agreement also provides the owners of those entities the right to require us

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

to purchase those ownership interests at the above described times and option prices. (See "Note 10 - Variable Interest Entities.")

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

	Expected Maturity Dates							Fair Value December 31,	Fair Value December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004	2003
	(Dollars in thousands)
Total long-term debt:
Fixed rate	$ 9,352	$ 6,620	$ 5,670	$ 2,883	$ 3,114	$ 58,393	$86,032	$ 54,497	$ 33,231
Average interest rate	7.8%	7.6%	7.8%	8.1%	8.1%	8.1%
Variable rate	$ 8,124	$ 13,154	$ -	$ -	$ -	$ -	$21,278	$ 12,990	$ 27,867
Average interest rate	6.1%	6.2%	-%	-%	-%	-%

     The fair value of our long-term debt increased as of December 31, 2004 compared to December 31, 2003 as a result of the consolidation of Clipper. (See "Note 10 - Variable Interest Entities.")

Item 8. Financial Statements and Supplementary Data

     Information with respect to Item 8 is contained in our consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial and accounting officer (Jennifer Botter), conducted an evaluation of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

    We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This evaluation included reviewing the documentation of controls, evaluating the design effectiveness of controls, testing the operating effectiveness of controls and making a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein. (See page F-3.)

Item 9B. Other Information

None.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers as of March 1, 2005 were:

Name	Position with Sun

Richard K. Matros	Chairman of the Board and Chief Executive Officer
L. Bryan Shaul	Executive Vice President and Chief Financial Officer
Steven A. Roseman	Executive Vice President, General Counsel and Secretary
Chauncey J. Hunker	Corporate Compliance Officer
Heidi J. Fisher	Senior Vice President of Human Resources
Jennifer L. Botter	Senior Vice President and Corporate Controller
William A. Mathies	President of SunBridge Healthcare Corporation
Tracy A. Gregg	President of SunDance Rehabilitation Corporation
Richard Peranton	President of CareerStaff Unlimited, Inc.
Jennifer L. Clarke	President of SunPlus Home Health Services, Inc. and SunAlliance Healthcare Services, Inc.
Mary K. Ousley	Executive Vice President of SunBridge Healthcare Corporation
Gregory S. Anderson	Director
Tony M. Astorga	Director
Christian K. Bement	Director
Steven Looney	Director
Milton J. Walters	Director

     Richard K. Matros, age 51, has been our Chairman of the Board and Chief Executive Officer since November 2001. Mr. Matros served as Chief Executive Officer and President of Bright Now! Dental from 1998 to 2000. He served Regency Health Services, Inc., a publicly held long-term care operator, as Chief Executive Officer from 1995 to 1997, as President and a director from 1994 to 1997, and as Chief Operating Officer from 1994 to 1995. He served Care Enterprises, Inc. as Chief Executive Officer during 1994, as President, Chief Operating Officer and a director from 1991 to 1994, and as Executive Vice President - Operations from 1988 to 1991. Mr. Matros currently serves on the board of directors of Bright Now! Dental and Meridian Neurocare, LLC.

     L. Bryan Shaul, age 60, has been our Executive Vice President and the Chief Financial Officer since February 2005. From 2001 to February 2005, Mr. Shaul was the Executive Vice President and Chief Financial Officer of Res-Care, Inc., a publicly owned provider of services to persons with developmental disabilities and special needs. From 1999 to 2001, he served at Humana Inc., a health insurance company, most recently as Vice President-Finance and Controller and prior to that as Vice President of Mergers and Acquisitions. From 1997 to 1999, Mr. Shaul was Chief Financial Officer of Primary Health, Inc., a physician practice management and HMO company. From 1994 to 1996, he was the Senior Vice President and Chief Financial Officer of RightCHOICE Managed Care, Inc. From 1971 to 1993 he held various positions with Coopers & Lybrand, most recently as the Partner-In-Charge of Insurance Practice.

     Steven A. Roseman, age 46, has been our Executive Vice President, General Counsel and Secretary since May 2002. From March 2001 to May 2002, Mr. Roseman was Counsel to the law firm of LeBoeuf Lamb Greene & MacRae, LLP. From 1997 to 2000, he was Senior Vice President, General Counsel and Secretary of American Health Properties, Inc., a NYSE-listed healthcare-oriented real estate investment trust. Previously, Mr. Roseman was Vice President Business Affairs Worldwide Pay Television for

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Paramount Pictures Corporation and, prior to that, was a partner in Ervin, Cohen & Jessup, a Beverly Hills, California law firm.

     Chauncey J. Hunker, Ph.D., age 54, has been our Corporate Compliance Officer since 2000. From 1996 to 2000, Dr. Hunker served as Vice President of Continuous Quality Improvement of SunDance Rehabilitation Corporation, our rehabilitation therapy subsidiary ("SunDance"). From 1995 to 1996, he was a Clinical Director of SunDance, and from 1992 to 1995 he was Regional Vice President of Learning Services - Midwestern Regional Facility in Madison, Wisconsin. Dr. Hunker has also served as Adjunct Assistant Professor, Department of Neurology, at the University of Wisconsin Medical School since 1989.

     Heidi J. Fisher, age 48, has been our Senior Vice President of Human Resources since February 2002. From 1998 to 2002, Ms. Fisher was Vice President Human Resources of Bright Now! Dental, a dental practice management company. From 1997 to 1998, she was Corporate Director of Human Resources at Covenant Care, Inc., a long-term care company. From 1994 to 1997, Ms. Fisher was with Regency Health Services, Inc., a long-term care company, most recently with the title Senior Director of Human Resources. From 1987 to 1994, Ms. Fisher was Senior Manager of Human Resources with Volt Delta Resources, Inc.

     Jennifer L. Botter, age 42, has been our Senior Vice President since February 2004 and our Corporate Controller since 2000. From 1998 to 1999, Ms. Botter held various positions with us. From 1996 to 1998, she was Director of Finance for Fulcrum Direct, Inc., a manufacturer and cataloguer of children's apparel. From 1984 to 1996 she held financial consulting and accounting positions in the high technology and manufacturing industries. Ms. Botter has served as our principal accounting officer since 2001 and as our principal financial officer since December 2004.

     William A. Mathies, age 45, has been President of SunBridge Healthcare Corporation, our inpatient services subsidiary, since March 2002. From 1995 to March 2002, Mr. Mathies served as Executive Vice President of Beverly Enterprises, Inc., a long-term care company. Most recently, he was the Executive Vice President of Innovation/Services for Beverly. He previously served Beverly as President of Beverly Health and Rehabilitation Services, (the long term care subsidiary of Beverly), from 1995 to 2000, and various other operational positions from 1981 to 1995.

     Tracy A. Gregg, age 51, has been President of SunDance Rehabilitation Corporation, our rehabilitation therapy services subsidiary, since 2000. From 1987 to 1999, Ms. Gregg was employed by NovaCare, Inc in various capacities, most recently as Senior Vice President of Operations of the Long Term Care Division. Ms. Gregg has over 30 years of experience in the long-term care industry. From 2000 to present, Ms. Gregg served on the NASL Board of Governors and from 2002 to present, she was the Chair of the NASL Medical Services Committee and a subcommittee member of AHCA's Clinical Practice.

     Richard L. Peranton, age 55, has been President of CareerStaff Unlimited, Inc., our medical staffing subsidiary, since November 2004. From 2001 to November 2004, Mr. Peranton was the President and Chief Executive Officer of EMSI, Inc., a leading medical information services provider related to risk management services. From 1994 to 2001, he was the President and Chief Executive Officer of Nursefinders, Inc., one of the nation's largest providers of temporary staffing services. From 1981 to 1994, he served in various capacities, most recently as President - Southern Division, with Olsten Kimberly Quality Care, a provider of supplement health care staffing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Jennifer L. Clarke, age 50, has been President of SunPlus Home Health Services, Inc., our home healthcare services subsidiary, since 1997 and of SunAlliance Healthcare Services, Inc., our mobile radiology and laboratory services subsidiary, since 1999. From 1995 to 1997, Ms. Clarke was Vice-President of the Southern California region home health services for Regency Health Services, Inc. and from 1990 to 1995 she served as Vice-President of Operations for LifeCare Solutions, a multi-site California based home health and home infusion company. From 1983 to 1990, she was the administrator of a hospital-based home health agency, West HealthCare. Ms. Clarke was an executive officer of SunAlliance and SunPlus when they commenced chapter 11 bankruptcy proceedings in October 1999.

     Mary K. Ousley, age 59, has been Executive Vice President of SunBridge Healthcare Corporation since 2001. From 1999 to 2001, Ms. Ousley was Senior Vice President Health Service for Marriott International's Senior Living Division. From 1996 to 1999, Ms. Ousley was employed by Horizon Healthcare Corporation, which was acquired in 1997 by Integrated Health Services, Inc., as Vice President Clinical Services for Horizon and as Senior Vice President Government Affairs for Integrated Health Services. From 1991 to 1996, Ms. Ousley was Corporate Director Professional Services for the Hillhaven Corporation and from 1980 to 1991 she was Executive Administrator for EPI Healthcare Corporation. Ms. Ousley served as President of the American Health Care Association, the largest trade organization representing long-term care from 2001 to 2003. Over the past fifteen years, Ms. Ousley has been appointed to, and has made recommendations for, the General Accounting Office (GAO) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), and has served in various capacities as an advisor to the Centers for Medicare and Medicaid (CMS). She is currently serving on the CMS and Quality Improvement Organization's technical expert panel on the development and implementation of a quality improvement model for long-term care.

     Gregory S. Anderson, age 48, has served as a member of our Board of Directors since November 2001. Mr. Anderson has served as the Chairman, President and Chief Executive Officer of Valley Commerce Bank Corporation and Valley Commerce Bank since 2004. He served as President and Chief Executive Officer of Glendora Holdings, LLC, an operator of long-term care facilities and medical imaging centers, from 2002 to 2004. He served as President and Chief Executive Officer of Quality Care Solutions, Inc., a publicly held provider of software and services for the healthcare industry, from 1998 to 2002. Prior to 1998 Mr. Anderson was in the venture capital business. From 1993 to 1998 he was President of Anderson & Wells Co., the venture capital manager of Sundance Venture Partners and El Dorado Investment Co. Mr. Anderson currently serves on the board of directors of Hawaiian Airlines, Inc., a publicly held airline (which commenced bankruptcy proceedings in March 2003) and Valley Commerce Bank.

     Tony M. Astorga, age 59, has served as the Senior Vice President and Chief Financial Officer of Blue Cross and Blue Shield of Arizona, a health insurance company, since 1988. Mr. Astorga currently serves on the board of directors of Compass Bank of Arizona, Valley of the Sun United Way Foundation and Boy Scouts of America - Grand Canyon Council. He also serves as the treasurer of the board of directors of Valley of the Sun United Way and the Phoenix Art Museum.

     Christian K. Bement, age 62, has served as the President and Chief Executive Officer of Earl Scheib, Inc., a publicly held chain of auto paint shops, since 1999.  From 1995 to 1998, he served as Executive Vice President and Chief Operating Officer of Earl Scheib, Inc.  He previously served on the board of directors and as an officer of Thrifty Corporation, an operator of drug stores and sporting goods stores, as Executive Vice President from 1990 to 1994 and as Senior Vice President of Industrial Relations from 1985 to 1990.  Mr. Bement has served on the board of directors of Earl Scheib, Inc. since 1997, and is

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

one of the founders and has served on the board of directors of the 1st Century Bank located in Century City, California since 2004.

     Steven M Looney, age 55, has served as the Chief Financial Officer of Pinkerton Computer Consultants Inc., an information technology firm, since 2000 and as a Director of WH Industries Inc., a precision metal parts manufacturing company, since 1992 and as Chief Financial Officer of that firm from 1992 through 1999. From 1990 to 1997, he served as a director of Computers at Work Ltd, a hand-held computer consulting firm. From 1987 to 1992, he served as Managing Director of Peale Davies and Co. Inc., a mergers and acquisitions and strategic advisory boutique. Mr. Looney is a Director Nominee for Tranmit, PLC.

     Milton J. Walters, age 62, has served as a member of our Board of Directors since November 2001. Mr. Walters has served with investment banking companies for over 30 years, including: Tri-River Capital since 1999 and from 1988 to 1997, as President; Prudential Securities from 1997 to 1999, most recently as Managing Director; Smith Barney from 1984 to 1988, most recently as Senior Vice President and Managing Director; Warburg Paribas Becker from 1965 to 1984, most recently as Managing Director. He currently serves on the Board of Directors of Decision One Corporation, Fredericks of Hollywood and Quest Products Corporation.

Audit Committee

     The Board of Directors of Sun Healthcare Group, Inc. has established an Audit Committee to oversee our accounting and financial reporting processes on behalf of the Board. The Audit Committee currently consists of five members of the Board of Directors, all of whom are "independent" as defined by Nasdaq: Milton J. Walters (chair), Gregory S. Anderson, Tony M. Astorga, Christian K. Bement and Steven Looney. The board has designated one member of the Audit Committee, Mr. Walters, as a financial expert, as defined by the Securities and Exchange Commission. Mr. Walters' biography is set forth above.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act and the rules promulgated thereunder require our directors and executive officers and persons who own more than ten percent of our common stock to report their ownership and changes in their ownership of common stock to the Commission. Copies of the reports must also be furnished to us. Specific due dates for the reports have been established by the Commission and we are required to report any failure of our directors, executive officers and more than ten percent stockholders to file by these dates.

     Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2004 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners were met, except as follows: (i) each of Ms. Gregg, Mr. Anderson and Mr. Walters and Sanjay Patel and Dr. Vladeck (former directors) filed one late Form 4, and (ii) each of Mr. Astorga, Mr. Bement, Mr. Looney and Mr. Peranton filed a late Form 3 and one late Form 4. Each late Form 4 reported one transaction consisting of the granting of awards under the Corporation's 2004 Equity Incentive Plan.

Code of Ethics

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We adopted a Code of Ethics that applies to Mr. Matros as our Chief Executive Officer, Mr. Shaul as our Chief Financial Officer, Ms. Botter as our Corporate Controller, and other financial personnel. The Code of Ethics is designed to deter wrongdoing and to promote, among other things, (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosures, and (iii) compliance with applicable governmental laws, rules and regulations. The code of ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on our website www.sunh.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides information concerning employment compensation for services to us and our subsidiaries for the fiscal years shown for those persons (the "Named Executive Officers") who were, during the year ended December 31, 2004, (i) the individuals who served as chief executive officer, and (ii) the other four most highly compensated executive officers.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards($)(3)	Securities Underlying Options(#)	All Other Compensation
Richard K. Matros Chairman of the Board and Chief Executive Officer	2004 2003 2002	$675,000 653,695 650,000	$650,000 812,500 54,166		$ 395,889 - 4,050,000	229,900 - 150,000	$ 2,723 1,922 162	(4)
Kevin W. Pendergest (1) Former Executive Vice President and Chief Financial Officer	2004 2003 2002	452,135 428,134 351,442	437,750 531,250 175,000	(2)	365,046 - -	27,960 - 200,000	1,727,723 1,401 162	(5)
William A. Mathies (1) President of SunBridge Healthcare Corporation	2004 2003 2002	425,539 403,072 326,154	412,000 500,000 -		211,630 - -	127,960 - 100,000	2,723 1,320 162	(6)
Steven A. Roseman (1) Executive Vice President General Counsel and Secretary	2004 2003 2002	290,654 277,606 161,827	283,250 343,750 -		92,729 - -	50,460 - 22,500	2,723 915 162	(7)
Tracy A. Gregg President of SunDance Rehabilitation Corporation	2004 2003 2002	287,798 279,193 275,000	96,240 223,018 96,250		51,229 - -	29,910 - 20,000	2,529 915 162	(8)

__________________________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(1)	Mr. Pendergest and Mr. Mathies joined us in February 2002 and Mr. Roseman joined us in May 2002.
(2)	We awarded Mr. Pendergest a one-time sign-on bonus when he joined us.
(3)

The amounts shown in this column represent the market value of the shares of our common stock subject to the restricted stock awards ("RSAs") and restricted stock units ("RSUs") awarded to the Named Executive Officers, based on the closing price of our common stock on the date of grant, as follows: Mr. Matros, 20,455 RSAs and 24,200 RSUs in 2004 and 150,000 RSAs in 2002; Mr. Pendergest, 27,273 RSAs and 8,500 RSUs; Mr. Mathies, 13,636 RSAs and 8,500 RSUs; Mr. Roseman, 3,067 RSAs and 8,500 RSUs; and Ms. Gregg, 2,727 RSAs and 3,000 RSUs. On December 31, 2004, the Named Executive Officers held the total number of shares of RSAs and RSUs that have not vested as follows:

	Name	Year-End Restricted Holdings	Year-End Value(a)

	Richard K. Matros	104,655	$963,873
	Kevin W. Pendergest	35,773	$329,469
	William A. Mathies	22,136	$203,873
	Steven A. Roseman	11,567	$106,532
	Tracy A. Gregg	5,727	$ 52,746

	(a) The year-end value of the shares, as indicated above, was based on the closing price of $9.21 per share of our common stock on December 31, 2004.

Subject to acceleration of vesting in certain circumstances, (i) the RSAs awarded to each of the Named Executive Officers on January 22, 2004 will vest in four equal annual installments from the grant date, (ii) the RSUs awarded to each of the Named Executive Officers on May 19, 2004 will vest in four equal annual installments from the grant date, and (iii) the RSAs awarded to Mr. Matros on February 28, 2002 that has not previously vested will vest in two equal annual installments on the 2005 and 2006 anniversaries of the date of grant. Holders of RSAs have voting and dividend rights with respect to their restricted shares. Holders of RSUs do not have voting or dividend rights, but do have the right to receive dividend equivalent payments with respect to their RSUs.

(4)	Consists of life insurance premiums.

(5)

Consists of (i) severance paid in 2005 in the amount of $1,725,000 pursuant to the terms of Mr. Pendergest's Separation Agreement entered into on November 11, 2004, and (ii) insurance premiums of $2,723.

(6)	Consists of insurance premiums of $2,723.

(7)	Consists of insurance premiums of $2,723.

(8)	Consists of insurance premiums of $2,529.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options made to each of the Named Executive Officers during the year ended December 31, 2004:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
	Individual Grants
	Number of Securities Underlying	% of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (6)
Name	Options	Year (%)	($/Sh) (1)	Date	5%	10%
Richard K. Matros	79,900	8.7%	$6.85	5/18/11 (2)	$222,812	$519,247
	150,000	16.3	7.71	2/27/09 (3)	319,520	706,055
Kevin W. Pendergest	27,960	3.0	6.85	5/18/11 (2)	77,970	181,704
William A. Mathies	27,960	3.0	6.85	5/18/11 (2)	77,970	181,704
	100,000	10.8	7.71	2/27/09 (3)	213,013	470,703
Steven A. Roseman	27,960	3.0	6.85	5/18/11 (2)	77,970	181,704
	22,500	2.4	7.71	5/21/09 (4)	47,928	105,908
Tracy A. Gregg	9,910	1.1	6.85	5/18/11 (2)	27,635	64,402
	20,000	2.2	7.71	2/27/09 (5)	42,603	94,141

__________________________
(1)	All options were granted at an exercise price equal to the fair market value of common stock on the option grant date.

(2)	Vests at the rate of 25% on each of May 19, 2005, 2006, 2007 and 2008.

(3)	Vests at the rate 60% on the date of grant and 20% on each of February 28, 2005 and 2006.

(4)	Vests at the rate of 50% on the date of grant and 25% on each of May 22, 2005 and 2006.

(5)	Vests at the rate of 50% on the date of grant and 25% on each of February 28, 2005 and 2006.

(6)

The dollar amounts in these columns represent the potential realizable value of the stock options granted, assuming that the market price of the common stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10% but before taxes associated with exercise. Therefore, these amounts are not the actual value of the options granted and are not intended to forecast possible future appreciation, if any, in the price of the common stock. No assurance can be given that the price of the common stock will appreciate at these rates or experience any appreciation.

Fiscal Year-End Option Values

     None of the Named Executive Officers exercised any stock options during the year ended December 31, 2004. Set forth in the table below is information concerning the value of stock options held as of December 31, 2004 by each of the Named Executive Officers.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options At Year-End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard K. Matros	90,000	139,900	$135,000	$278,564
Kevin W. Pendergest	-0-	27,960	N/A	65,986
William A. Mathies	60,000	67,960	90,000	125,986
Steven A. Roseman	11,250	39,210	16,875	82,861
Tracy A. Gregg	10,000	19,910	15,000	38,388

(1)	The year-end value of the total number of options was calculated by subtracting the exercise price from the fair market value of our closing stock price of $9.21 on December 31, 2004.

Report of The Compensation Committee on Option Repricing

     On May 19, 2004, we initiated a voluntary stock option replacement program for all of our employees who held stock options with an exercise price of $27.00 per share (the "Option Exchange"). The Option Exchange was implemented in order to incentivize, motivate and retain employees by realigning the cash and equity components of the Company's compensation programs, and eliminate significantly out-of the money options. The Compensation Committee approved the Option Exchange after considering various alternatives to address employee retention, compensation incentives and long-term compensation issues. In approving the Option Exchange, the Compensation Committee believed that the disparity between the original exercise prices of the outstanding stock options and the fair market value of the Company's common stock did not provide a meaningful incentive or retention device to the Company's employees holding such stock options. The Compensation Committee therefore decided that offering the Option Exchange was in the best interests of the Company and its stockholders.

     The Option Exchange allowed employees to exchange existing stock options to purchase 660,000 shares, whether vested or unvested, with exercise prices of $27.00 per share in return for new option grants six months and one day after the tendered options were cancelled. On December 3, 2004 the Company granted new options to purchase an aggregate of 430,000 shares of the Company's common stock to replace eligible options that had been tendered and cancelled under the Option Exchange. The exercise price was $7.71 per share for all of the new option grants, equal to the fair market value of common stock as of December 3, 2004, the closing market value on the new grant date. The new options have terms and conditions that are substantially the same as those of the cancelled options, and the replacement options vested to the same extent that the options they replaced would have been vested. No replacement options were granted to any employee whose options were cancelled under the Option Exchange, unless that individual was still employed by the Company on the date of grant of the replacement. The options were granted pursuant to the Company's 2004 Equity Incentive Plan.

     The following table provides certain information concerning all of the Company's executive officers who tendered stock options and received new option grants in connection with the Option Exchange in fiscal 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Name	Title	Exchange or Repricing Date	Number of Securities Underlying Stock Options Exchanged or Repriced	Market Price of Common Stock at Time of Exchange or Repricing	Exercise Price of Stock Options Exchanged or Repriced	New Exercise Price	Remaining Contractual Life of Stock Options Exchanged or Repriced

Richard K. Matros	Chief Executive Officer	12/3/04	150,000	$7.71	$27.00	$7.71	4 yrs., 3 mos.

Steven A. Roseman	EVP and General Counsel	12/3/04	22,500	$7.71	$27.00	$7.71	4 yrs., 6 mos.

William A. Mathies	President - SunBridge	12/3/04	100,000	$7.71	$27.00	$7.71	4 yrs., 3 mos.

Chauncey J. Hunker	Corporate Compliance Officer	12/3/04	22,500	$7.71	$27.00	$7.71	4 yrs., 3 mos.

Mary K. Ousley	EVP - SunBridge	12/3/04	22,500	$7.71	$27.00	$7.71	4 yrs., 3 mos.

Jennifer L. Botter	SVP and Corporate Controller	12/3/04	10,000	$7.71	$27.00	$7.71	4 yrs., 7 mos.

Tracy A. Gregg	President - SunDance	12/3/04	20,000	$7.71	$27.00	$7.71	4 yrs., 3 mos.

Jennifer L. Clarke	President - SunPlus	12/3/04	10,000	$7.71	$27.00	$7.71	4 yrs., 3 mos.

Heidi J. Fisher	SVP Human Resources	12/3/04	22,500	$7.71	$27.00	$7.71	4 yrs., 3 mos.

COMPENSATION COMMITTEE
Milton J. Walters	Christian K. Bement	Steven M. Looney

Compensation of Directors

     Our non-employee directors are entitled to receive: (i) an annual fee of $24,000, which is payable in four equal quarterly installments, (ii) $1,750 for each Board of Directors or Committee meeting attended in person, (iii) an additional $500 for each subsequent meeting attended that same day, and (iv) $500 for any meetings attended by telephone. In addition, each Chairperson of a Committee of the Board of Directors is entitled to receive an additional annual fee of $4,000, payable in four equal quarterly installments. Each of the non-employee directors is reimbursed for out-of-pocket expenses for attendance at Board and committee meetings. In addition, as of December 31, 2004, the five non-employee directors have been awarded stock options to purchase an aggregate of 76,750 shares of common stock at an average exercise price of $13.25 per share. Directors who are also executive officers do not receive any fees or additional remuneration to serve on our Board or its Committees.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Employment and Severance Agreements with Named Executive Officers

     We entered into employment agreements with Mr. Matros, Mr. Pendergest, Mr. Mathies and Mr. Roseman in 2002, providing for annual base salaries of $650,000, $425,000, $400,000 and $275,000, respectively. Mr. Pendergest's employment agreement terminated effective January 1, 2005. The agreement with Mr. Matros terminates on November 6, 2006; provided, however, that the agreement will automatically be extended for an additional year on November 6, 2005, and on each anniversary thereafter, unless either party provides notice of non-extension at least 90 days prior to such renewal date. The agreements with Mr. Mathies and Mr. Roseman do not have specified terms. In addition to the base salary, Mr. Matros, Mr. Mathies and Mr. Roseman are entitled to annual bonuses for each fiscal year in which we achieve or exceed the following financial performance targets: (i) if 100% to 119% of target earnings before interest, taxes, depreciation and amortization, then 50% of base salary; (ii) 120% to 139% of target earnings before interest, taxes, depreciation and amortization, then 75% of base salary; and (iii) if greater than 140% of target earnings before interest, taxes, depreciation and amortization, then 100% of base salary. Target earnings are set annually by the Compensation Committee of the Board of Directors.

     The employment agreement with Mr. Matros generally provides that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreements), then he would be entitled to a lump sum severance amount equal to the greater of (i) the base salary owing for the remaining term of the agreement or (ii) two years of base salary, unless the event occurred within two years of a change of control, in which case he would be entitled to three years of base salary. The employment agreements with Mr. Mathies and Mr. Roseman generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason, then the employee would be entitled to a lump sum severance payment equal to two years and one years base salary, respectively, unless the event occurred within two years of a change of control, in which case they would be entitled to three years and two years of base salary, respectively. Additionally, each employee would be entitled to any earned but unpaid bonus and certain of the employees would also be entitled to the amount of the annual bonus which would have been earned in the year of termination.

     We entered into an employment agreement with Mr. Shaul as of February 14, 2005 that provides for an annual base salary of $400,000 and an annual bonus that is calculated using the same formula set forth above for Mr. Matros, Mr. Mathies and Mr. Roseman. Mr. Shaul's employment agreement does not have specified term. The employment agreement generally provides that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreement), then he would be entitled to a lump sum severance payment equal to two years base salary and an amount equal to the annual bonus compensation that he would have earned in the year of his termination. Additionally, he would be entitled to any earned but unpaid bonus as of the date of termination.

     We have entered into agreements with seven of our other executive officers, including Ms. Gregg, pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the agreements). The severance payments would be equal to 12 months of their then-current salaries, or an aggregate of approximately $1.6 million for all seven employees. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our Board of Directors currently consists of Milton J. Walters, Christian K. Bement and Steven M. Looney. None of these individuals has ever been an officer or employee of ours. None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters

     The following table and footnotes set forth certain information regarding the beneficial ownership of common stock as of March 1, 2005 by (i) each director, (ii) the Named Executive Officers (as defined above) and (iii) all directors and executive officers of Sun Healthcare Group, Inc. as a group.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(1)

Gregory S. Anderson	10,450	(2)	*
Tony M. Astorga	2,200	(3)	*
Christian K. Bement	4,200	(4)	*
Tracy A. Gregg	24,727	(5)	*
Steven M. Looney	2,200	(3)	*
William A. Mathies	113,776	(6)	*
Richard K. Matros	334,655	(7)	2.2%
Kevin W. Pendergest	55,982	(8)	*
Steven A. Roseman	32,817	(9)	*
Milton J. Walters	15,450	(10)	*
All directors and executive officers as a group (16 persons, including those named above other than Mr. Pendergest)	670,676	(11)	4.4%

_____________________

*        Less than 1.0%

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Options exercisable within 60 days of March 1, 2005 are deemed to be currently exercisable. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	Consists of (i) 8,250 shares that could be purchased pursuant to stock options and (ii) 2,200 restricted stock units that remain subject to a risk of forfeiture.

(3)	Consists of restricted stock units that remain subject to a risk of forfeiture.

(4)	Consists of (i) 2,000 shares held by Mr. Bement without restriction and (ii) 2,200 restricted stock units subject to a risk of forfeiture.
53 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(5)

Consists of (i) 4,682 shares held by Ms. Gregg without restriction, (ii) 15,000 shares that could be purchased pursuant to stock options, and (iii) 2,045 restricted shares and 3,000 restricted stock units that remain subject to a risk of forfeiture.

(6)

Consists of (i) 3,409 shares held by Mr. Mathies without restriction, (ii) 11,640 shares held by the Mathies Family Trust, (iii) 80,000 shares that could be purchased pursuant to stock options, and (iv) 10,227 restricted shares and 8,500 restricted stock units that remain subject to a risk of forfeiture.

(7)

Consists of (i) 145,114 shares held by Mr. Matros without restriction, (ii) 120,000 shares that could be purchased pursuant to stock options and (iii) 45,341 restricted shares and 24,200 restricted stock units that remain subject to a risk of forfeiture.

(8)

Consists of (i) 3,000 shares held by the Pendergest Childrens' Trust of 1991, (ii) 25,022 shares held by Mr. Pendergest without restriction, and (iii) 27,960 shares that could be purchased pursuant to stock options.

(9)

Consists of (i) 10,767 shares held by Mr. Roseman without restriction, (ii) 11,250 shares that could be purchased pursuant to stock options, and (iii) 2,300 restricted shares and 8,500 restricted stock units that remain subject to a risk of forfeiture.

(10)

Consists of (i) 5,000 shares held by Mr. Walters without restriction, (ii) 8,250 shares that could be purchased pursuant to stock options, and (iii) 2,200 restricted stock units that remain subject to a risk of forfeiture.

(11)

Consists of (i) 187,099 shares held without restriction, (ii) 15,640 shares held in family trusts or by a spouse, (iii) 305,875 shares that could be purchased pursuant to stock options, and (iv) 68,862 restricted shares and 93,200 restricted stock units that remain subject to a risk of forfeiture.

     The following table and footnotes set forth certain information regarding the beneficial ownership of our common stock as of March 1, 2005 by each person believed by us to be the beneficial owner of more than five percent of our common stock.
Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(1)
Greenwich Street Capital Partners II, L.P. 500 Campus Drive Suite 220 Florham Park, NJ 07932	1,130,777 (2)	7.4%
Stephen Feinberg c/o Cerberus Partners 299 Park Avenue, 22nd Floor New York, NY 10171	1,102,362 (3)	7.0%

_________________________

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)

Based on information included in a Form 4 filed with the Commission on March 14, 2003 and a Form 13F for the quarter ended December 31, 2004. Consists of shares beneficially held by Greenwich Street Capital Partners II, L.P., GSCP (NJ), L.P., GSCP (NJ), Inc., Greenwich Street Investments II, L.L.C., GSC Recovery II, L.P., GSC Recovery II GP, L.P., GSC Recovery, Inc., GSC Recovery IIA, L.P. and GSC Recovery IIA GP, L.P.

(3)

Based on information included in a Schedule 13G filed with the Commission in February 2004 and a Form 13F for the quarter ended December 31, 2004. Consists of securities held by Cerberus Partners, L.P. of which Mr. Feinberg is the general partner. Includes 314,960 shares that could be purchased pursuant to warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table presents, as of December 31, 2004, compensation plans (including individual compensation arrangements) under which equity securities of Sun Healthcare Group, Inc. are authorized for issuance.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	905,190	$ 8.03	908,301
Equity compensation plans not approved by security holders	-	-	-

Total	905,190	$ 8.03	908,301

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accounting Fees and Services

     The table below shows the fees that we paid or accrued for the audit and other services provided by Ernst & Young LLP ("E&Y") for fiscal years 2004 and 2003. During 2004 and 2003, our Audit Committee determined that the provision by E&Y of non-audit services was compatible with maintaining the audit independence of E&Y. The following table summarizes our principal accounting fees and services incurred for the years ended December 31, (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Services	2004	2003

Audit Fees	$ 2,515	$ 1,391
Audit Related Fees	-	-
Tax Fees	-	14
All Other Fees	522	356
Total	$ 3,037	$ 1,761
	==========	==========

     Audit Fees. This category includes the fees for the examination of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, statutory audits and $1.0 million in fees in 2004 for the preparation of the report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

     Audit Related Fees. None.

     Tax Fees. Tax fees include the fees related to consultation on federal, state and local income, franchise and other tax-related matters.

     All Other Fees. This category includes fees associated with services provided for medical risk and quality compliance.

     Audit Committee Pre-Approval Policies and Procedures. The Charter for the Audit Committee of our Board of Directors establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by our independent public accountants. Such pre-approval can be given as part of the Committee's approval -of the scope of the engagement of the independent public accountants or on an individual basis. The approved non-auditing services must be disclosed in our periodic public reports. The Committee can delegate the pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Committee at the next scheduled meeting. The charter prohibits Sun from retaining our independent public accountants to perform specified non-audit functions, including (i) bookkeeping, financial information systems design and implementation, (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports, (iii) actuarial services; and (iv) internal audit outsourcing services. The Audit Committee pre-approved all of the non-audit services provided by our independent public accountants in 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules

	(1)	Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the year ended December 31, 2004, the year ended December 31, 2003, the ten months ended December 31, 2002 and the two months ended February 28, 2002

Consolidated Statements of Stockholders' (Deficit) Equity for the year ended December 31,
  2004, the year ended December 31, 2003, the ten months ended December 31, 2002 and the two months ended February 28, 2002

Consolidated Statements of Cash Flows for the year ended December 31, 2004, the year ended December 31, 2003, the ten months ended December 31, 2002 and the two months ended February 28, 2002

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2004 and 2003 and the ten months ended December 31, 2002

(b)	Exhibits

Exhibit Number	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc.

3.2(1)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(1)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(3)	Form of Warrant issued by Sun Healthcare Group, Inc. to each of the purchasers named on the list of purchasers attached thereto

4.3(3)	Form of Registration Rights Agreement between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto
57 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
4.4(3)	Form of Subscription Agreement between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

10.1(4)

Loan and Security Agreement dated September 5, 2003 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, Capital Source Finance, LLC, as Collateral Agent and certain other lending institutions

10.1.1(11)

First Amendment to Loan and Security Agreement dated May 6, 2004 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, CapitalSource Finance, LLC as Collateral Agent and certain other lending institutions

10.1.2(12)

Second Amendment to Loan and Security Agreement dated August 2, 2004 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, CapitalSource Finance, LLC as Collateral Agent and certain other lending institutions

10.1.3*

Third Amendment to Loan and Security Agreement dated January 2005 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, CapitalSource Finance, LLC as Collateral Agent and certain other lending institutions

10.1.4*

Fourth Amendment to Loan and Security Agreement dated March 1, 2005 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, CapitalSource Finance, LLC as Collateral Agent and certain other lending institutions

10.2(5)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(15)+	2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.4(2)	Form of Expense Indemnification Agreement between Sun Healthcare Group, Inc. and certain former and current directors and officers

10.5(7)	Joint Plan of Reorganization dated December 18, 2001

10.6.1(7)	Amendments to Joint Plan of Reorganization

10.7(7)	Disclosure Statement dated December 18, 2001

10.8(2)	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Sun Healthcare Group, Inc. dated July 12, 2001

10.9(2)+	Employment Agreement with Richard K. Matros dated February 28, 2002

10.10*+	Employment Agreement with L. Bryan Shaul dated as of February 14, 2005

10.11(5)+	Employment Agreement with William A. Mathies dated February 28, 2002

10.12(5)+	Employment Agreement with Steven A. Roseman dated May 22, 2002

10.13(8)+	Employment Agreement with Heidi J. Fisher dated February 11, 2002
58 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
10.14(8)+	Severance Agreement with Jennifer Clarke dated January 30, 2003

10.15(8)+	Severance Agreement with Mary Ousley dated March 29, 2002

10.16(13)+	Severance Agreement with Richard L. Peranton dated as of November 1, 2004

10.17(9)+	Severance Agreement with Tracy A. Gregg dated April 2, 2003

10.18(2)+	Form of Severance Agreement with Chauncey J. Hunker dated March 22, 2002

10.19(14)+	Severance Agreement with Jennifer L. Botter dated August 24, 2004

10.20(14)+	Separation Agreement and General Release with Kevin W. Pendergest dated November 11, 2004

10.21(10)

Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its affiliates (as Lessors) dated March 1, 2004

10.22(6)

Asset Purchase Agreement by and among Omnicare, Inc. (as buyer) and SunScript Pharmacy Corporation, Advantage Health Services, Inc., HoMed Convalescent, Inc., SunScript Medical Services, Inc. and First Class Pharmacy, Inc. (as sellers) dated June 15, 2003

14.1(11)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

_______________

*      Filed herewith.

+      Designates a management compensation plan, contract or arrangement
(1)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002

(2)	Incorporated by reference from exhibits to our Form 10-K filed on March 29, 2002

(3)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004

(4)	Incorporated by reference from exhibits to our Form 10-Q filed on November 14, 2003
59 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
(5)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002

(6)	Incorporated by reference from exhibits to our Form 10-Q filed on August 14, 2003

(7)	Incorporated by reference from exhibits to our Form 8-K dated February 28, 2002, as amended on Form 8-K/A

(8)	Incorporated by reference from exhibits to our Form 10-K filed on March 28, 2003

(9)	Incorporated by reference from exhibits to our Form 10-Q filed on May 14, 2003

(10)	Incorporated by reference from exhibits to our Form 10-K filed on March 5, 2004

(11)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004

(12)	Incorporated by reference from exhibits to our Form 10-Q filed on August 9, 2004

(13)	Incorporated by reference from exhibits to our Form 8-K filed on November 18, 2004

(14)	Incorporated by reference from exhibits to our Form 8-K filed on December 9, 2004

(15)	Incorporated by reference from Appendix B to our Proxy Statement filed on April 8, 2004

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

March 3, 2005

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 3, 2005 in the capacities indicated.
Signatures	Title

/s/ Richard K. Matros Richard K. Matros	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer L. Botter Jennifer L. Botter	Senior Vice President and Corporate Controller (Principal Financial and Accounting Officer)

/s/ Gregory S. Anderson Gregory S. Anderson	Director

/s/ Tony M. Astorga Tony M. Astorga	Director

/s/ Christian K. Bement Christian K. Bement	Director

/s/ Steven M. Looney Steven M. Looney	Director

/s/ Milton J. Walters Milton J. Walters	Director

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2004

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2 to F-4

Report of Independent Public Accountants	F-5

Consolidated Balance Sheets
Reorganized Company - as of December 31, 2004 and December 31, 2003	F-6 to F-7

Consolidated Statements of Operations
Reorganized Company - for the year ended December 31, 2004, the year ended December 31, 2003 and the ten months ended December 31, 2002	F-8
Predecessor Company - for the two months ended February 28, 2002	F-8

Consolidated Statements of Stockholders' (Deficit) Equity
Reorganized Company - for the year ended December 31, 2004, the year ended December 31, 2003 and the ten months ended December 31, 2002	F-9
Predecessor Company - for the two months ended February 28, 2002	F-9

Consolidated Statements of Cash Flows
Reorganized Company - for the year ended December 31, 2004, the year ended December 31, 2003 and the ten months ended December 31, 2002	F-10
Predecessor Company - for the two months ended February 28, 2002	F-10

Notes to Consolidated Financial Statements	F-11 to F-56

Supplementary Data (Unaudited) - Quarterly Financial Data	1

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2004 and the ten months ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of management of Sun Healthcare Group, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Healthcare Group, Inc. at December 31, 2003 and 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and the ten months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Healthcare Group, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 2, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sun Healthcare Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Sun Healthcare Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Healthcare Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Sun Healthcare Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sun Healthcare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31,

2004 and 2003 and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2004 and the ten months ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). Our report dated March 2, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 2, 2005

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
    Arthur Andersen LLP

Albuquerque, New Mexico
April 29, 2002

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$ 22,596	$ 25,574
Accounts receivable, net of allowance for doubtful accounts of $40,293 and $67,108 ($22,361 and $47,173 related to discontinued operations) at December 31, 2004 and 2003, respectively	95,829	109,775
Inventories, net	3,514	3,695
Other receivables, net of allowance of $5,591and $736 at December 31, 2004 and 2003, respectively	2,616	1,577
Assets held for sale	4,736	3,022
Restricted cash	26,649	33,699
Prepaids and other assets	3,232	4,742

Total current assets	159,172	182,084

Property and equipment, net	105,852	59,532
Notes receivable, net of allowance of $148 and $6,509 at December 31, 2004 and 2003, respectively	640	440
Goodwill, net	405	3,834
Restricted cash	34,111	33,920
Other assets, net	15,735	20,588
Total assets	$ 315,915	$ 300,398
	=========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)
	December 31, 2004	December 31, 2003
Current liabilities:
Current portion of long-term debt	$ 17,476	$ 24,600
Accounts payable	36,163	46,339
Accrued compensation and benefits	38,243	41,333
Accrued self-insurance obligations, current portion	40,236	59,029
Income taxes payable	9,752	14,470
Other accrued liabilities	47,897	53,690

Total current liabilities	189,767	239,461

Accrued self-insurance obligations, net of current portion	130,686	138,072
Long-term debt, net of current portion	89,706	54,278
Unfavorable lease obligations	13,985	31,856
Other long-term liabilities	15,151	3,129

Total liabilities	439,295	466,796

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, zero shares were issued and outstanding as of December 31, 2004 and 2003	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 15,325,477 and 10,043,979 shares issued and outstanding as of December 31, 2004 and 2003, respectively	153	100
Additional paid-in capital	334,158	272,889
Accumulated deficit	(456,259)	(437,632)
	(121,948)	(164,643)
Less:
Unearned compensation	(1,432)	(1,755)
Total stockholders' deficit	(123,380)	(166,398)
Total liabilities and stockholders' deficit	$ 315,915	$ 300,398
	==========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Reorganized Company				Predecessor Company
	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002
Total net revenues	$ 820,072	$ 785,600	$ 640,924	|	$ 301,846
Costs and expenses:				|
Operating salaries and benefits	485,317	481,279	387,288	|	176,877
Self-insurance for workers' compensation and general and professional liability insurance	25,772	32,541	24,300	| |	11,380
Other operating costs	169,319	151,480	112,226	|	72,156
Facility rent expense	39,106	39,029	35,269	|	25,789
General and administrative expenses	66,877	63,550	78,229	|	14,776
Depreciation and amortization	9,253	7,163	17,019	|	4,465
Provision for losses on accounts receivable	6,676	9,739	4,180	|	417
Interest, net (contractual interest expense of $23,730 for the two months ended February 28, 2002)	8,853	16,892	12,598	| |	2,672
Loss on asset impairment	1,028	2,774	275,546	|	-
Restructuring costs, net	1,972	14,676	-	|	-
Loss on lease termination	150	-	-	|	-
Loss (gain) on sale of assets, net	1,494	(4,178)	(8,714)	|	-
Gain on extinguishment of debt, net	(3,394)	-	-	|	(1,498,360)
Total costs and expenses	812,423	814,945	937,941	|	(1,189,828)
Income (loss) before reorganization gain, net, income taxes and discontinued operations	7,649	(29,345)	(297,017)	| |	1,491,674
Reorganization gain, net	-	-	-	|	(1,483)
Income (loss) before income taxes and discontinued operations	7,649	(29,345)	(297,017)	|	1,493,157
Income tax (benefit) expense	(1,158)	665	(7)	|	147
Income (loss) before discontinued operations	8,807	(30,010)	(297,010)	|	1,493,010
				|
Discontinued Operations:				|
Loss from discontinued operations, net of related tax expense of $417 for the ten months ended December 31, 2002	(22,113)	(25,285)	(140,976)	| |	(1,569)
(Loss) gain on disposal of discontinued operations, net of related tax expense of $650 for the year ended December 31, 2003	(5,321)	55,649	-	| |	(6,070)
(Loss) income on discontinued operations	(27,434)	30,364	(140,976)	|	(7,639)
				|
Net (loss) income	$ (18,627)	$ 354	$ (437,986)	|	$ 1,485,371
	=========	=========	=========	|	=========
Basic earnings per common and common equivalent share:				|
Income (loss) before discontinued operations	$ 0.61	$ (2.98)	$ (29.70)	|	$ 24.44
(Loss) income from discontinued operations, net of tax	(1.90)	3.02	(14.10)	|	(0.12)
Net (loss) income	$ (1.29)	$ 0.04	$ (43.80)	|	$ 24.32
	=========	=========	=========	|	=========
Diluted earnings per common and common equivalent share:				|
Income (loss) before discontinued operations	$ 0.61	$ (2.98)	$ (29.70)	|	$ 24.44
(Loss) income from discontinued operations, net of tax	(1.89)	3.02	(14.10)	|	(0.12)
Net (loss) income	$ (1.28)	$ 0.04	$ (43.80)	|	$ 24.32
	=========	=========	=========	|	=========
Weighted average number of common and common equivalent shares outstanding:				| |
Basic	14,456	10,050	10,000	|	61,080
Diluted	14,548	10,050	10,000	|	61,080

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands)

	Reorganized Company							Predecessor Company
	For the Year Ended		For the Year Ended		For the Ten Months Ended			For the Two Months Ended
	December 31, 2004		December 31, 2003		December 31, 2002			February 28, 2002
	Shares	Amount	Shares	Amount	Shares	Amount	|	Shares	Amount
Common stock							|
Issued and outstanding at beginning of period	10,044	$ 100	9,321	$ 93	8,800	$ 88	|	65,209	$ 652
Elimination of common stock	-	-	-	-	-	-	|	(65,209)	(652)
Cancellation of restricted stock awards	(4)	-	-	-	-	-	|	-	-
Issuance of common stock	5,285	53	723	7	521	5	|	8,800	88
Common stock issued and outstanding at end of period	15,325	153	10,044	100	9,321	93	| |	8,800	88
	=========		=========		========		|	=======
Additional paid-in capital							|
Balance at beginning of period		272,889		253,375		237,512	|		825,099
Other		(555)		-		-	|		(360)
Elimination of additional paid-in capital		-		-		-	|		(824,739)
Issuance of common stock in excess of par value		61,881		19,514		15,863	|		237,512
Cancellation of restricted stock awards		(57)		-		-	|		-
Additional paid-in capital at end of period		334,158		272,889		253,375	|		237,512
							|
Accumulated deficit							|
Balance at beginning of period		(437,632)		(437,986)		-	|		(2,400,655)
Net (loss) income		(18,627)		354		(437,986)	|		1,485,371
Elimination of accumulated deficit		-		-		-	|		915,284
Accumulated deficit at end of period		(456,259)		(437,632)		(437,986)	|		-
							|
Total		(121,948)		(164,643)		(184,518	|		237,600
							|
Unearned compensation							|
Balance at beginning of period		(1,755)		(2,700)		-	|		-
Other		57		-		-	|		-
Restricted stock awards		(1,013)		-		(4,050)	|		-
Restricted stock vested		1,279		945		1,350	|		-
Unearned compensation at end of period		(1,432)		(1,755)		(2,700)	|		-
							|
Common stock in treasury							|
Balance at beginning of period	-	-	-	-	-	-	|	2,213	(27,376)
Elimination of treasury stock	-	-	-	-	-	-	|	(2,213)	27,376
Common stock in treasury at end of period	-	-	-	-	-	-	|	-	-
	======		======		=====		|	=====
Grantor stock trust							|
Balance at beginning of period		-		-		-	|	1,916	(10)
Elimination of grantor stock trust		-		-		-	|	(1,916)	10
Grantor stock trust at end of period		-		-		-	|	-	-
							|
Total stockholders' (deficit) equity		$ (123,380)		$ (166,398)		$ (187,218)	|		$ 237,600
		=========		=========		=========	|		=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized Company			Predecessor Company
Cash flows from operating activities:	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Ten Months Ended December 31, 2002		For the Two Months Ended February 28, 2002
Net (loss) income	$ (18,627)	$ 354	$ (437,986)	|	$ 1,485,371
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities, including discontinued operations:				| |
Gain on extinguishment of debt, net	(3,394)	-	-	|	(1,498,360)
Loss on lease termination	150	-	-	|	-
Reorganization gain , net	-	-	-	|	(1,483)
Depreciation	5,254	4,609	17,071	|	2,154
Amortization	4,356	4,787	11,334	|	2,311
Amortization of favorable and unfavorable lease intangibles	(3,265)	(8,740)	(2,535)	|	(101)
Provision for losses on accounts receivable	11,901	19,073	14,787	|	417
Loss (gain) on sale of assets, net	1,494	(4,178)	(8,714)	|	-
Loss (gain) loss on disposal of discontinued operations, net	5,321	(55,649)	-	|	-
Loss on write-down of assets held for sale	-	-	-	|	6,070
Loss on asset impairment	1,028	2,774	407,760	|	-
Restricted stock and option compensation expense	1,570	945	1,350	|	-
Other, net	2,045	898	1,320	|	716
Changes in operating assets and liabilities:				|
Accounts receivable, net	6,485	74,937	(15,797)	|	(7,368)
Inventories, net	(17)	790	(1,748)	|	(473)
Other receivables, net	558	4,261	-	|	819
Restricted cash	9,006	12,472	(1,373)	|	(4,430)
Prepaids and other assets	(1,658)	4,573	(5,575)	|	(2,391)
Accounts payable	(14,406)	3,656	28,210	|	(8,601)
Accrued compensation and benefits	(3,468)	(24,141)	(6,708)	|	(1,792)
Accrued self-insurance obligations	(26,213)	11,985	13,094	|	(944)
Income taxes payable	1,436	1,120	(498)	|	693
Other accrued liabilities	(4,687)	(18,084)	(20,114)	|	(2,793)
Liabilities subject to compromise	-	-	-	|	10,865
Other long-term liabilities	2,151	467	(408)	|	(2,004)
Minority interest	-	(120)	(563)	|	362
Net cash (used for) provided by operating activities before reorganization costs	(22,980)	36,789	(7,093)	| |	(20,962)
Net cash paid for reorganization costs	(499)	(10,225)	(10,321)	|	(2,781)
Net cash (used for) provided by operating activities	(23,479)	26,564	(17,414)	|	(23,743)
Cash flows from investing activities:				|
Capital expenditures, net	(12,890)	(16,564)	(34,701)	|	(3,971)
Proceeds from sale of assets held for sale	1,857	83,616	17,885	|	-
Acquisitions	(700)	-	-	|	-
Repayment of long-term notes receivable	147	839	1,067	|	168
Other, net	-	-	798	|	142
Net cash (used for) provided by investing activities	(11,586)	67,891	(14,951)	|	(3,661)
Cash flows from financing activities:				|
Net payments under Senior Loan Agreements	(12,491)	(84,274)	(10,958)	|	-
Net payments under DIP Financing	-	-	-	|	(55,382)
Long-term debt borrowings	-	-	-	|	112,988
Long-term debt repayments	(6,727)	(5,620)	(4,396)	|	(13)
Net proceeds from issuance of common stock	52,266	-	-	|	-
Principal payments on prepetition debt authorized by Bankruptcy Court	-	-	-	|	(7,966)
Distribution of partnership equity	(961)	-	-	|	-
Other, net	-	-	(412)	|	(3,728)
Net cash provided by (used for) financing activities	32,087	(89,894)	(15,766)	|	45,899
Net (decrease) increase in cash and cash equivalents	(2,978)	4,561	(48,131)	|	18,495
Cash and cash equivalents at beginning of period	25,574	21,013	69,144	|	50,649
Cash and cash equivalents at end of period	$ 22,596	$ 25,574	$ 21,013	|	$ 69,144
	=============	==============	=============	|	=============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. Inpatient services represent the most significant portion of our business. We operated 104 long-term care facilities in 13 states as of March 1, 2005.

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

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 1, 2002. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity. See Notes 20, 21 and 22 for additional information about our emergence from bankruptcy and fresh-start accounting.

     As used in this Form 10-K, the term "Predecessor Company" refers to our operations for periods prior to March 1, 2002, while the term "Reorganized Company" is used to describe our operations for periods beginning March 1, 2002 and thereafter.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

Comparability of Financial Information

     We adopted the provisions of Statement of Financial Accounting Standard ("FASB"), Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") as of January 1, 2002, requiring reclassification of the results of operations of subsequent divestitures for all periods presented to discontinued operations within the Statement of Operations. However, our emergence from bankruptcy on February 28, 2002 and the adoption of fresh-start accounting as of March 1, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company and we did not apply SFAS No. 144 to the two months ended February 28, 2002. In addition, the cash flows of the Predecessor Company for periods prior to March 1, 2002 are generally not comparable to those of the Reorganized Company.

(2) Basis of Reporting and Current Operating Environment

     In January 2003, we initiated efforts to restructure the portfolio of leases under which we operate most of our long-term care facilities. During the period January 1, 2003 to March 1, 2005, we divested 133 of our under-performing facilities by transitioning operations of those facilities to new operators. We also took the following actions to improve our operating performance and liquidity position:

(a)

completed the sales of our pharmaceutical services operations in July 2003, our software development operations in November 2003 and our laboratory and radiology operations in California in November 2004 for combined cash proceeds of $81.0 million and the payment of $15.0 million due to us in 2005 from the sale of our SunScript pharmacy operations in 2003;

(b)	reduced overhead and infrastructure costs;

(c)	refinanced and reduced our senior debt; and

(d)	completed a private placement of our common stock and warrants to purchase our common stock to accredited and institutional investors for net proceeds of approximately $52.3 million in February 2004.

     We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in 2005 for the sale of our SunScript pharmacy operations in 2003, and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments through at least the next twelve months.

(3)  Summary of Significant Accounting Policies

(a) Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts and notes receivable, self-insurance obligations, goodwill and other intangible assets and loss accruals. Actual results could differ from those estimates.

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

     In accordance with FASB Interpretation No 46, Consolidation of Variable Interest Entities ("FIN No 46R"), we are required to consolidate certain entities when control exists through means other than ownership of voting (or similar) interests in variable interest entities commonly referred to as special purpose entities, effective for the first reporting period that ends after March 15, 2004. FIN No 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity. (See "Note 10 - Variable Interest Entities.")

(c)  Cash and Cash Equivalents

     We consider all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

(d)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, rehabilitation therapy services revenues, temporary medical staffing services revenues, pharmaceutical services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations.

     Revenues from Medicaid for our continuing operations accounted for approximately 36.5%, 36.0%, 36.1% and 44.9%, of our net patient revenue for the year ended December 31, 2004, the year ended December 31, 2003, the ten month period ended December 31, 2002 and the two month period ended February 28, 2002, respectively. Revenues from Medicare comprised approximately 26.5%, 25.1%, 25.9% and 25.4% of our net patient revenue for the year ended December 31, 2004, the year ended December 31, 2003, the ten month period ended December 31, 2002 and the two month period ended February 28, 2002, respectively. Laws and regulations governing the Medicare and Medicaid programs

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that our estimates will change by a material amount in the near term. Changes in these estimates related to third party receivables resulted in an increase in net revenues of approximately $2.2 million for the year ended December 31, 2004, $2.0 million for the year ended December 31, 2003, $1.1 million and $2.0 million, respectively, for the ten month and two month periods ended December 31, 2002 and February 28, 2002.

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

     The allowance for uncollectible accounts related to facilities that we currently operate is computed by applying a bad debt percentage to the individual accounts receivable aging categories based on historical collections. An adjustment is then recorded each month in the results of operations to adjust the allowance based on the analysis. In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a quarterly basis.

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance will be adjusted as appropriate. This percentage was 40% in 2002 and was adjusted to 30% in the fourth quarter of 2003. The percentages were developed from historical collection trends of our divestitures. Due to favorable collections, $6.5 million of the reserve was recovered in the year ended December 31, 2004.

(f)  Inventories

     As of December 31, 2004, our inventories relate to the long-term and subacute care operations and are stated at the lower of cost or market.

(g)  Property and Equipment

     Property and equipment is stated at the lower of carrying value or fair value. Property and equipment

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

held under capital lease is stated at the net present value of future minimum lease payments. Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - five to forty years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - three to twenty years. We capitalize interest directly related to the development and construction of new facilities as a cost of the related asset. Under SFAS No. 144, we subject our long-lived assets to an annual impairment test. (See "Note 8 - Impairment of Intangible and Long-Lived Assets.")

(h)  Intangible Assets

     Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142,") we no longer amortize goodwill and intangible assets with indefinite lives. Instead, we subject them to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives. (See "Note 8 - Impairment of Intangible and Long-Lived Assets.")

(i)  Reorganization Gain, net

     Reorganization gain, net under chapter 11 are items of expense or income that were incurred or realized by us because we were in reorganization. These included, but were not limited to, professional fees and similar types of expenditures incurred directly relating to the chapter 11 proceeding, loss accruals or realized gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by us because we were not paying our prepetition liabilities. (See "Note 20 - Emergence from Chapter 11 Bankruptcy Proceedings.")

(j)  Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The provisions of SFAS No. 123 were effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). (See "Note 15 - Capital Stock.")

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

          Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective method no later than July 1, 2005. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.5 million for the year ended December 31, 2005, beginning July 1, 2005.

(k)  Net (Loss) Income Per Share

     Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the year ended December 31, 2004 include the common shares issued in connection with emergence from bankruptcy, 95,664 common shares outstanding to be issued once the prepetition claims are finalized, the common shares issued in connection with our private placement in February 2004, the common shares issued to Omega, and the common shares issued as common stock awards. See "Note 15 - Capital Stock."

     The diluted calculation of (loss) income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. However, in periods of losses, diluted net loss per share is based upon the weighted average number of common shares outstanding during the period.

(l)  Reclassification

     Certain reclassifications have been made to the prior period financial statements to conform to the 2004 financial statement presentation.

(4)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended on March 1, 2005, expires on March 1, 2007. (See "Note 24 - Subsequent Events.") The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, and the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, we are paying interest (i)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

for Base Rate Loans at the greater of (a) prime plus 0.5% or (b) 4.75%, and (ii) for LIBOR Loans at the greater of (a) the London Interbank Offered Rate plus 3.25% or (b) 4.75%. The effective interest rate as of December 31, 2004 on borrowings under the Revolving Loan Agreement was approximately 6.16%. We had $0.6 million in borrowings outstanding on December 31, 2004. The weighted average borrowing interest rate for the period from January 1, 2004 through December 31, 2004 was 5.25%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of December 31, 2004 was $41.1 million, net of specified reserves of $14.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of December 31, 2004, we had issued approximately $15.3 million in letters of credit, leaving approximately $25.8 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement. For the year ended December 31, 2004, we amortized $1.6 million of these deferred financing costs. In September 2004, $0.9 million of the deferred financing costs were refunded to us.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement, as amended. Such covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling 12-month period, and a maximum of $10 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of March 1, 2005, we were in compliance with these covenants.

(5)  Long-Term Debt

Long-term debt consisted of the following as of the periods indicated (in thousands):

	December 31, 2004	December 31, 2003
Revolving Loan Agreement	$ 600	$ 13,091
Mortgage notes payable due at various dates through 2035, interest at rates from 5.5% to 12.0%, collateralized by various facilities(1)(2)	91,239	48,277
Industrial Revenue Bonds	6,905	7,450
Other long-term debt	8,438	10,060
Total long-term debt(1)	107,182	78,878
Less amounts due within one year	(17,476)	(24,600)
Long-term debt, net of current portion	$ 89,706	$ 54,278
	==========	==========

(1)	Net of fair value discount of $0.1 million related to consolidation of Clipper (See "Note 10 - Variable Interest Entities.")
(2)	Includes $51.0 million related to consolidation of Clipper as of December 31, 2004 (See "Note 10 - Variable Interest Entities.")

   The scheduled or expected maturities of long-term debt as of December 31, 2004, were as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

2005	$ 17,476
2006	19,774
2007	5,670
2008	2,883
2009	3,114
Thereafter	58,393
$ 107,310
==========

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (See "Note 10 - Variable Interest Entities"): $1,113, $1,225, $1,330, $1,437, $1,571, and $44,468, respectively, for 2005, 2006, 2007, 2008, 2009 and thereafter.

(6)  Property and Equipment

     Property and equipment consisted of the following as of the periods indicated (in thousands):

	December 31, 2004	December 31, 2003

Land	$ 10,527	$ 4,659
Buildings and improvements	70,029	30,101
Equipment	28,850	25,297
Leasehold improvements	23,171	20,925
Construction in progress	2,240	1,087
Total	134,817	82,069
Less accumulated depreciation	(28,965)	(22,537)
Property and equipment, net	$ 105,852	$ 59,532
	============	============

(7)  Acquisitions

     In November 2004, we acquired one home health agency for $0.7 million in cash and allocated the purchase price to goodwill and licenses of $0.4 million and $0.3 million, respectively. We acquired one skilled nursing facility during the year ended December 31, 2003 by entering into a new lease agreement in March 2003. During the ten month period ended December 31, 2002 we acquired nine skilled nursing facilities by issuing $31.5 million of mortgage notes and we had no acquisitions for the two-month period ended February 28, 2002.

(8)  Impairment of Intangible and Long-Lived Assets

(a) Intangible Assets

Goodwill

     The Reorganized Company recorded $214.8 million in goodwill under fresh-start accounting based on an independent valuation of the fair value of our assets and liabilities as of March 1, 2002. During 2002,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

we recorded an additional $20.2 million in goodwill as a refinement to our fresh-start accounting valuation. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives continue to be amortized over their estimated useful lives. With respect to our goodwill and intangible assets, SFAS No. 142 was effective for us beginning January 1, 2002. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased.

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter of 2004 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and, with the exception of the long-term care facilities, provides services that are distinct from the other components of the operating segment. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2004 and December 31, 2003, and a goodwill impairment of $231.1 million for the ten months ended December 31, 2002.

     During 2004, we determined that tax losses generated in 2004 were available to offset a liability that originated upon our emergence from bankruptcy. Accordingly, we reduced the remaining goodwill balance created through fresh-start accounting of $3.8 million (See "Note 12 - Income Taxes.") We also recorded $0.4 million in goodwill through a small home health acquisition in November 2004 (See "Note 7 - Acquisitions.")

Indefinite Life Intangibles

     The Reorganized Company recorded $34.6 million in trademarks under fresh-start accounting based on an independent and separate valuation report of the fair value of our intangible assets as of March 1, 2002. Our trends of financial performance subsequent to emergence, the Medicare "Cliff" impact and increases in patient liability claims and retention levels and workers' compensation insurance costs represented indicators of impairment as defined in SFAS No. 144. As a result, we internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles. The analysis resulted in no impairment charge for the years ended December 31, 2004 and 2003. We recorded an impairment of $26.0 million for the ten months ended December 31, 2002.

Finite Life Intangibles

     The Reorganized Company recorded $28.2 million in favorable lease intangibles under fresh-start accounting based on an independent and separate valuation report of the fair value of our assets and liabilities as of March 1, 2002. Our trends of financial performance subsequent to emergence, the Medicare "Cliff" impact and increases in patient liability claims and retention levels and workers' compensation insurance cost represented indicators of impairment as defined in SFAS No. 144. As a result, at December 31, 2003 we internally prepared an impairment analysis using discounted cash flows

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

in order to estimate the fair value of Finite Life Intangibles. The analysis resulted in no impairment charge for the year ended December 31, 2004 and an impairment charge of $0.5 million and $24.0 million for the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively.

     The weighted-average amortization period for favorable lease intangibles is approximately nine years at December 31, 2004. Amortization expense on the favorable lease intangibles totaled $0.4 million for the year ended December 31, 2004. Our estimated aggregate annual amortization expense for these intangibles for each of the next nine years is approximately $0.3 million.

(b) Long-Lived Assets

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

     2004. During the fourth quarter of 2004, we recorded pretax charges totaling approximately $1.0 million for asset impairments. The asset impairment charges related to the following:
-	$1.0 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

     2003. During the fourth quarter of 2003, we recorded pretax charges totaling approximately $2.3 million for asset impairments. The asset impairment charges consist of the following:
-

$2.3 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment, $0.2 million of which related to under-performing facilities identified for divestiture as of December 31, 2003.

     2002. During the fourth quarter of 2002, we recorded pretax charges totaling approximately $126.7 million for asset impairments. The asset impairment charges consisted of the following:
-

$81.6 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment, $53.6 million of which related to under-performing facilities identified for divestiture as of December 31, 2002.

-	$42.8 million write-down of property and equipment in our Other Operations segment which consisted of $8.7 million for Shared Healthcare Systems and $34.1 million for our corporate headquarters; and
F-20 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2004
-	$2.3 million write-down of property and equipment in our Pharmaceutical and Medical Supply Services segment.

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

(c) Long Lived Assets to be Disposed Of

     SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale. During the two month period ended February 28, 2002, the Predecessor Company presented the operating results of all facilities identified for sale or disposition in discontinued operations in the consolidated statement of operations. From March 1, 2002 to December 31, 2002, the Reorganized Company had a limited number of facilities disposed of or transferred to assets held for sale. These facilities' operating results were included in continuing operations and were immaterial to our consolidated financial position and results of operations.

(9) Discontinued Operations and Assets Held for Sale

(a) Loss (Gain) on Sale of Assets, net

     2004. During the year ended December 31, 2004, we recorded a $1.5 million charge primarily related to the write-down of a property held for sale.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

     2003. During the year ended December 31, 2003, we recorded a gain on sale of assets of $4.2 million primarily related to the sale of land and buildings previously reported in the Other Operations segment.

     2002. During the year ended December 31, 2002, we divested 10 skilled nursing facilities previously reported in our Inpatient Services segment. The net revenues and net operating losses for the ten month period ended December 31, 2002 for these 10 facilities were approximately $19.5 million and $3.1 million, respectively. The aggregate net gain on disposal during the ten month period ended December 31, 2002 for these divestitures was approximately $4.3 million recorded in loss on sale of assets, net, in our 2002 consolidated statement of operations. Additionally, during 2002, residual divestiture gains associated with prior year divestitures related to certain skilled nursing facilities were approximately $0.7 million.

     During 2002, we also recognized losses for the sale of certain mobile radiology operations, previously reported in our Other Operations segment, of $0.5 million offset by the recovery of a rent reserve taken for a closed corporate office for $0.5 million recorded in loss on sale of assets, net.

     In October 2002, we sold our interest in a joint venture that operated two skilled nursing facilities, previously reported in our Inpatient segment. We recorded a gain of approximately $1.4 million that is included in gain on sale of assets, net.

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

     In March 2002, we divested our respiratory therapy supplies and equipment business that was operated by our wholly-owned subsidiary, SunCare Respiratory Services, Inc., previously reported in our Rehabilitation Therapy segment. We recorded a gain of $1.1 million in gain on sale of assets, net.

(b) Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the results of operations of the disposed assets for the year ended December 31, 2004 have been reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations for the Reorganized Company.

     Inpatient Services: During the year ended December 31, 2004, we divested six skilled nursing facilities in accordance with our restructuring plan.

     Laboratory and Radiology Services: On November 1, 2004, BioPath Clinical Laboratories, Inc., a subsidiary of Sun, sold its clinical laboratory and radiology operations located in California for $0.5 million in cash and a $2.8 million promissory note, which was fully reserved as of December 31, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. We received cash proceeds of $75.0 million and the right to receive up to $15.0 million in additional purchase price holdback, which is to be paid to us on or before July 15, 2005, subject to fulfillment of certain conditions.

     Other Operations: On December 31, 2004 we closed our comprehensive outpatient rehabilitation facilities ("CORF") in Colorado. On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and $0.5 million in cash received in December 2004. In addition, we sold the Washington and Oregon mobile radiology operations for $0.2 million in October 2003.

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

For the Year
Ended
December 31, 2004
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	CORFs	Total

Net operating revenues	$ 11,214	$ -	$ 13,105	$ -	$ -	$ 1,904	$ 26,223
	======	======	======	======	======	=====	======

Pretax (loss) income	$ (10,154)	$ 696	$ (12,095)	$ (3)	$ (96)	$ (461)	$ (22,113)

Gain (loss) on disposal of discontinued operations	4,967	(5,008)	(5,550)	523	-	(253)	(5,321)

(Loss) income on discontinued operations	$ (5,187)	$ (4,312)	$ (17,645)	$ 520	$ (96)	$ (714)	$ (27,434)
	======	======	======	======	======	=====	======

For the Year
Ended
December 31, 2003
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	CORFs	Total

Net operating revenues	$ 461,408	$ 116,542	$ 23,632	$ 856	$ 569	$ 2,344	$ 605,351
	======	======	======	======	======	=====	======

Pretax (loss) income (1)	$ (28,103)	$ 5,595	$ (962)	$ (1,216)	$ (455)	$ (144)	$ (25,285)

Gain (loss) on disposal of discontinued operations (2)	6,210	43,937	-	5,391	111	-	55,649

(Loss) income on discontinued operations	$ (21,893)	$ 49,532	$ (962)	$ 4,175	$ (344)	$ (144)	$ 30,364
	======	======	======	======	======	=====	======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

For the Ten Months
Ended
December 31, 2002
	Inpatient Services	Pharmaceutical Services	BioPath	SHS	Mobile Radiology	CORFs	Total

Net operating revenues	$ 770,243	$ 167,503	$ 15,777	$ 991	$ 951	$ 1,805	$ 957,270
	======	======	======	======	======	=====	======

Pretax (loss) income (3)	$ (63,027)	$ (62,902)	$ (1,432)	$ (13,217)	$ (114)	$ 133	$ (140,559)

Gain (loss) on disposal of discontinued operations	-	-	-	-	-	-	-
(Loss) income on discontinued operations	$ (63,027)	$ (62,902)	$ (1,432)	$ (13,217)	$ (114)	$ 133	$ (140,559)
	======	======	======	======	======	=====	======

(1)	Net of restructuring costs of $405
(2)	Net of related tax expense of $650
(3)	Net of related tax expense of $417 and loss on impairment of $132,214

(c) Assets Held for Sale

     As of December 31, 2004, assets held for sale consisted of three undeveloped parcels of land and a vacant office building valued at $4.0 million and artwork valued at $0.7 million, within our consolidated financial statements in our Corporate segment, which we expect to sell during 2005.

(10)  Variable Interest Entities

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

     We currently own a five percent interest in each of eight limited liability companies and partnerships, each of which own one facility that we operate in New Hampshire. In April 2004, we entered into an agreement with the owners of the remaining interests in those eight entities and with the sole proprietorship owner of a ninth entity which also owns a facility in New Hampshire that we operate (collectively known as "Clipper"). That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of those nine entities for an aggregate amount of up to approximately $10.3 million. The original value of the option recorded in third quarter of 2004 was $10.7 million, reduced by $0.4 million in fourth quarter of 2004 upon the refinancing of two of the mortgages. The reduction was recorded as a one-time adjustment to the fair value allocation. The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices. These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

December 31, 2010. We have recognized $10.2 million of the option value in other long-term liabilities in our consolidated balance sheet. The remaining $0.1 million is recorded as current in other accrued liabilities in our consolidated balance sheet since we have exercised our 2004 option to acquire an additional 2.5% ownership, increasing our total ownership to 7.5%, with the closing of the purchase to occur on March 31, 2005. We have not recorded any minority interest associated with the 95% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses.

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

     As the primary beneficiary of the VIE, we consolidated Clipper beginning in the third quarter of 2004. This change had no affect on previously reported net earnings. We applied Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") to consolidate Clipper. The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of consolidation (in thousands.)

Current assets	$ 3,397

Current liabilities (includes $0.9 million of current debt)	2,702
Long-term debt	50,949
Other long-term liabilities (option value)	10,658
Total liabilities assumed	64,309

Net assets	$ 60,912
========

     Upon consolidation in third quarter of 2004, a $12.5 million unfavorable lease intangible related to the nine entities and recorded on our books prior to consolidation, was allocated against the $60.9 million basis of property, plant and equipment, and provided a consolidation value of $48.4 million. During the fourth quarter of 2004, we refined the allocation of the fair value and recorded a $2.8 million adjustment to property, plant and equipment due to the refinancing of two mortgages and the $3.5 million write off of a note payable no longer due, leaving a remaining consolidation value of $45.6 million.

     Our consolidated assets and liabilities increased approximately $41.7 million and $44.1 million, respectively, based upon the fair value of the assets and liabilities of Clipper. Upon consolidation, we eliminated our investment in Clipper. The following provides a summary of the balance sheet impact of Clipper upon consolidation as of December 31, 2004 (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

Current assets:
Cash and cash equivalents	$ 718
Other receivables	289
Restricted cash - short term	1,461
Prepaids and other assets	176
Total current assets	2,644

Property and equipment, net:
Land	6,171
Buildings	37,173
Building improvements	2,143
Equipment	138
Total property and equipment, net	45,625
Other assets, net	(6,526)

Total assets	$ 41,743
===========
Current liabilities:
Mortgages, short-term	1,113
Other accrued liabilities	223
Total current liabilities	1,336

Mortgages, long-term	49,903
Unfavorable lease intangibles	(11,979)
Other long-term liabilities	10,151
Intercompany	(5,358)
Total long-term liabilities	42,717

Total liabilities	44,053

Accumulated deficit	(2,310)

Total liabilities and stockholders' deficit	$ 41,743
===========

     For the year ended December 31, 2004, the consolidation of Clipper included a net loss of $1.5 million comprised of a $2.2 million charge to interest expense, a $0.6 million charge to depreciation expense, a $0.4 million loss on extinguishment of debt and $0.3 million in administrative and tax expenses, partially offset by a $2.0 million credit to rent expense.

(11)  Commitments and Contingencies

 (a) Lease Commitments

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

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

Operating Leases

2005	$ 47,915
2006	44,235
2007	41,814
2008	41,318
2009	40,490
Thereafter	143,761
Total minimum lease payments	$ 359,533
============

     Facility rent expense under operating leases, excluding expense related to discontinued operations, totaled approximately $39.1 million, $39.0 million and $35.3 million for the year ended December 31, 2004, the year ended December 31, 2003 and the ten month period ended December 31, 2002, respectively. The operating lease expense for continuing operations was included in rent expense in the accompanying consolidated statements of operations. The operating lease expense for discontinued operations for the year ended December 31, 2004, the year ended December 31, 2003 and the ten month period ended December 31, 2002 was $1.0 million, $40.1 million and $81.5 million, respectively, and was recorded in loss from discontinued operations in the accompanying consolidated statements of operations. As of March 1, 2005, we have identified three of our skilled nursing facilities for divestiture, two of which are under operating leases and one under a mortgage.

(b) Purchase Commitments

     Our purchase obligations have been estimated assuming that we continue to operate the same number of facilities in future periods. The prices that we pay under our purchase commitments are subject to market risk.

     We have an agreement establishing Medline Industries, Inc. ("Medline") as the primary medical supply vendor through January 31, 2009 for all of the long-term care facilities that we operate. The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline. Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $2.0 million if the agreement is terminated prior to January 11, 2006.

     We have an agreement establishing SYSCO Corporation ("SYSCO") as our primary foodservice supply vendor through July 31, 2007 for all of our long-term care facilities. The agreement provides that the long-term care division shall purchase at least 80% of its foodservice supply products from SYSCO.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

     We have an agreement establishing Omnicare Pharmacy Services ("Omnicare") as the primary pharmacy services vendor through December 31, 2008 for all of the long-term care facilities that we operated as of July 15, 2003.

(c) Employment and Severance Agreements

     We have entered into employment agreements with Mr. Matros, Mr. Mathies and Mr. Roseman, providing for annual base salaries of $650,000, $400,000, $275,000 and $225,000, respectively. The agreement with Mr. Matros terminates on November 6, 2006; provided, however, that the agreement will automatically be extended for an additional year on November 6, 2005, and on each anniversary thereafter, unless either party provides notices of non-extension of the term at least 90 days prior to such renewal date. The agreements with Mr. Mathies and Mr. Roseman do not have specified terms. In addition to the base salary, Mr. Matros, Mr. Mathies and Mr. Roseman are entitled to annual bonuses for each fiscal year in which we achieve or exceed the following financial performance targets: (i) if 100% to 119% of target earnings before interest, taxes, depreciation and amortization, then 50% of base salary; (ii) 120% to 139% of target earnings before interest, taxes, depreciation and amortization, then 75% of base salary; and (iii) if greater than 140% of target earnings before interest, taxes, depreciation and amortization, then 100% of base salary. Target earnings are set annually by the Board of Directors.

     The employment agreement with Mr. Matros generally provides that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreement), then he would be entitled to a lump sum severance amount equal to the greater of (i) the base salary owing for the remaining term of the agreement or (ii) two years of base salary, unless the event occurred within two years of a change of control, in which case he would each be entitled to three years of base salary. The employment agreements with Mr. Mathies and Mr. Roseman generally provide that in the event of termination of employment without Good Cause or by the employee for Good Reason, then the employee would be entitled to a lump sum severance payment in an amount between one and three years base salary, depending upon the terms of the respective agreement and whether the event occurred within two years of a change of control. Additionally, each employee would be entitled to any earned but unpaid bonus and the amount of the annual bonus which would have been earned in the year of termination.

     We entered into an employment agreement with Mr. Shaul as of February 14, 2005 that provides for an annual base salary of $400,000 and an annual bonus that is calculated using the same formula set forth above for Mr. Matros, Mr. Mathies and Mr. Roseman. Mr. Shaul's employment agreement does not have specified term. The employment agreement generally provides that in the event of termination of employment without Good Cause or by the employee for Good Reason (each as defined in the employment agreement), then he would be entitled to a lump sum severance payment equal to two years base salary and an amount equal to the annual bonus compensation that he would have earned in the year of his termination. Additionally, he would be entitled to any earned but unpaid bonus as of the date of termination.

     We have entered into agreements with seven of our other executive officers, including Ms. Gregg, pursuant to which they would receive severance payments in the event of their Involuntary Termination of employment (as defined in the agreements). The severance payments would be equal to 12 months of their

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

then-current salaries, or an aggregate of approximately $1.6 million for all seven employees. In addition to the severance payments, they would have the right to participate for a defined period of time in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to them immediately prior to termination.

(d) Insurance

     We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts. The programs had the following self-insured retentions: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004 and 2005, $10.0 million per claim with a single $5.0 million excess layer, that attaches at $5.0 million of liability, available for claims made in 2004, 2005 and 2006. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses.

     The most recent actuarial analysis completed in October 2004 by our independent actuaries reflected an improvement in patient care liability cost trends for the 2002 and 2003 policy years. Based on those results, we reduced our reserves by $17.9 million. We have recorded reserves of $104.7 million and $121.7 million, as of December 31, 2004 and 2003, respectively. We estimated our range of exposure at December 31, 2004 was approximately $94.2 million to $115.2 million. We anticipate that the range will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations. Provisions for such risks were approximately $9.4 million, $31.5 million, and $44.0 million for the year ended December 31, 2004, the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively, of which $0.9 million, $20.0 million and $32.2 million for the year ended December 31, 2004, the year ended December 31, 2003, and the ten months ended December 31, 2002, respectively, were related to divested skilled nursing facilities and were included in net income from discontinued operations. At December 31, 2003, we had $5.0 million in pre-funded amounts restricted for payment of general and professional liability claims in a revocable trust account. At

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

December 31, 2004, we had $3.1 million in pre-funded amounts, classified in current assets, restricted for payment of general and professional liability claims in a revocable trust account. The paid claims for the year ended December 31, 2004 and 2003 were $22.2 million and $16.7 million, respectively.

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At December 31, 2004, the discounting of these policy periods resulted in a reduction to our reserves of approximately $7.5 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the year ended December 31, 2004, the year ended December 31, 2003, and the ten months ended December 31, 2002 was $22.3 million, $36.0 million and $26.5 million, respectively, of which $5.0 million, $15.0 million and $14.0 million, for the year ended December 31, 2004, December 31, 2003 and the ten months ended December 31, 2002, respectively, were related to divested skilled nursing facilities and included in net income from discontinued operations.

     Based on the results of the actuarial analysis prepared as of October 2004, we recorded a pre-tax charge of $0.2 million related to an increase in claims trends for primarily the 2002 and 2003 policy years. We have recorded reserves of $62.8 million and $69.6 million, as of December 31, 2004 and 2003, respectively. We estimated our range of exposure at December 31, 2004 was approximately $55.6 million to $68.0 million. At December 31, 2003, we had $53.4 million in pre-funded amounts in a revocable trust account restricted for payment of workers' compensation claims, of which $22.4 million was classified in current assets and $31.0 million was held in non-current assets. At December 31, 2004, we had $48.4 million in pre-funded amounts in a revocable trust account restricted for payment of workers' compensation claims, of which $17.3 million was classified in current assets and $31.0 million was held in non-current assets. The paid claims for the year ended December 31, 2004 and 2003 were $19.7 million and $26.3 million, respectively.

     The provision for loss for insurance risks was as indicated (in thousands):
	For the Year Ended		For the Ten Months Ended
	December 31, 2004	December 31, 2003	December 31, 2002

Professional Liability:
Continuing operations	$ 8,516	$ 11,563	$ 11,823
Discontinued operations	861	19,920	32,168
	$ 9,377	$ 31,483	$ 43,991
	=========	=========	=========
Workers' Compensation:
Continuing operations	$ 17,256	$ 20,978	$ 12,477
Discontinued operations	5,000	14,967	13,957
	$ 22,256	$ 35,945	$ 26,434
	=========	=========	=========

     A summary of the assets and liabilities related to insurance risks at December 31, 2004 and December 31, 2003 were as indicated (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004
	December 31, 2004				December 31, 2003
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$ 3,103	$ 17,348	$ 20,451	|	$ 5,025	$ 22,407	$ 27,432
Non-current	-	31,003	31,003	|	-	31,002	31,002
	$ 3,103	$ 48,351	$ 51,454	|	$ 5,025	$ 53,409	$ 58,434
	========	========	========	|	========	========	========
Liabilities (2):				|
Self-insurance liabilities				|
Current	$ 17,967	$ 18,849	$ 36,816	|	$ 30,740	$ 22,407	$ 53,147
Non-current	86,736	43,950	130,686	|	90,960	47,112	138,072
	$ 104,703	$ 62,799	$ 167,502	|	$ 121,700	$ 69,519	$ 191,219
	========	========	========	|	========	========	========

(1)

Total restricted cash excluded $9,306 and $9,185 at December 31, 2004 and December 31, 2003, respectively, held for bank collateral, various mortgages, bond payments and a $1,224 reserve for capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $3,420 and $5,882 at December 31, 2004 and December 31, 2003, respectively, related to our health insurance liabilities.

(e) Restricted Cash

     Restricted cash, included in current assets, as of December 31, 2004 and December 31, 2003, was $26.6 and $33.7 million, respectively, related to our funding of self insurance obligations and various escrow and bond commitments. Of the $26.6 million restricted as of December 31, 2004, $17.3 million was held for workers' compensation claim payments, $3.1 million was held for payment of patient care liability claims and settlements, $4.3 million was held for U.S. Trustee fees related to our 2002 bankruptcy, $1.2 million was for capital expenditures on HUD buildings and $0.7 million was held for various bonds. Of the $33.7 million restricted as of December 31, 2003, $22.4 million was held for workers' compensation claim payments, $5.0 million was held for the payment of patient care liability claims and settlements and $6.3 million was held for bank collateral, various mortgages and bond payments.

     Non-current restricted cash as of December 31, 2004 and December 31, 2003, included $34.1 million and $33.9 million, respectively. Of the $34.1 million restricted as of December 31, 2004, $31.0 million was related to our funding of future workers' compensation self-insurance obligations and $3.1 million maintained to repay a mortgage. Of the $33.9 million restricted as of December 31, 2003, $31.0 million was related to our funding of future workers' compensation self-insurance obligations and $2.9 million maintained to repay a mortgage.

(f) Construction Commitments

     As of December 31, 2004, we had construction commitments under various contracts of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

approximately $2.8 million. These items consisted primarily of contractual commitments to improve existing facilities.

(12)  Income Taxes

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

     Income tax expense (benefit) on income (losses) before discontinued operations consisted of the following (in thousands):

	Reorganized Company				Predecessor Company
	For The Year Ended December 31, 2004	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002
Current:
Federal	$ (1,585)	$ -	$ -	|	$ -
State	427	665	(7)	|	147
	(1,158)	665	(7)	|	147
Deferred:				|
Federal		-	-	|	-
State		-	-	|	-
		-	-	|	-
Total	$ (1,158)	$ 665	$ (7)	|	$ 147
	===========	===========	===========	|	===========

     Actual tax expense (benefit) differed from the expected tax expense (benefit) on income (losses) before discontinued operations which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit or loss before income taxes as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

	For The Year Ended December 31, 2004	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002

Computed expected tax expense (benefit)	$ 2,677	$ (10,271)	$ (103,956)	| |	$ 522,605
Adjustments in income taxes resulting from:				| |
Cancellation of indebtedness income				| |	(451,026)
Impairment loss			16,473	|
Change in valuation allowance	(5,502)	12,333	96,673	|	(82,920)
Legal and regulatory matters				|	2,860
State income tax expense (benefit), net of Federal income tax effect	481	(1,169)	(9,693)	| | |	8,328
Other	1,186	(228)	496	|	300
	$ (1,158)	$ 665	$ (7)	|	$ 147
	==========	==========	=========	|	=========

Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2004	2003

Deferred tax assets:
Accounts and notes receivable	$ 16,496	$ 28,713
Accrued liabilities	81,380	90,463
Property and equipment	28,634	32,718
Intangible assets	31,504	34,267
Write-down of assets held for sale	13,029	9,804
Partnership investments	433	6,613
Alternative minimum tax credit	3,568	4,347
Jobs and other credit carryforwards	7,201	7,201
Capital loss carryforwards	92,026	95,418
State net operating loss carryforwards	39,625	42,169
Federal net operating loss carryforwards	385,703	357,101
Other	344	-
	699,943	708,814
Less valuation allowance:
Federal	(581,693)	(589,052)
State	(118,250)	(119,762)
	(699,943)	(708,814)
Total deferred tax assets	-	-

Total deferred tax liabilities	-	-
Deferred taxes, net	$ -	$ -
	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

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

     To the extent management believes the pre-emergence net deferred tax assets will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.

     During 2004, we determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks. The payable was reduced by an amount equal to the $3.8 million of goodwill remaining from fresh-start accounting.

     During the year ended December 31, 2004, our net deferred tax assets decreased by approximately $8.9 million. This decrease primarily related to the expiration of some of our capital loss and state NOL carryforwards. We also decreased our valuation allowance by approximately $8.9 million to match the reduction in our net deferred tax assets. Our valuation allowance fully offsets our net deferred tax assets because we have no net operating loss carryback potential, and there is insufficient evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under FAS 109.

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

     After considering the reduction in tax attributes discussed above, we have Federal NOL carryforwards of $1.1 billion with expiration dates from 2005 through 2024. Various subsidiaries have state NOL carryforwards totaling $842.9 million with expiration dates through the year 2024. In addition, we have capital loss carryforwards of $262.9 million, of which $260.4 million, $2.1 million and $0.4 million will expire in 2006, 2007, and 2008, respectively. Our alternative minimum tax credit carryforward of $3.6 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2005 through 2022.

     Internal Revenue Code Section 382 imposes a limitation on the use of a company's NOL carryforwards and other losses when the company has an ownership change. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year testing period beginning on the first day following the change date for an earlier ownership change. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months.

     Our reorganization under the Bankruptcy Code effective February 28, 2002 constituted an ownership change under Section 382 of the Internal Revenue Code. Therefore, the use of any of our losses and tax credits generated prior to that date which remain after attribute reduction are subject to the limitations described in Section 382. Our application of the rules under Section 382 and Section 108 is subject to challenge upon IRS review. A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to 2003.

     We have had significant changes in the ownership of our stock since our emergence from bankruptcy as a result of our private placement of common stock and accompanying warrants, and changes in the holding of our 5% or more shareholders. A second ownership change has not yet occurred. However, future acquisitions and/or capital needs may necessitate the issuance of additional shares which could trigger such a change. In addition, subsequent changes in the holdings of current or future 5% or more shareholders could result in a second ownership change. The resulting base Section 382 limitation that would be imposed on us upon a second ownership change to limit the use of our tax attributes for federal income tax purposes would depend on our value at the time as calculated under the applicable Treasury Regulations.

(13)  Supplementary Information Relating to Statements of Cash Flows

     Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):

	Reorganized Company				Predecessor Company
	For The Year Ended December 31, 2004	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002
|
Cash paid during the period for:				|
|

Interest, net of $76, $77, $68 and $14 capitalized
   for the year ended December 31, 2004, the
   year ended December 31, 2003, the ten
   months ended December 31, 2002 and
   two months ended February 28, 2002,
   respectively

	$ 9,420	$ 21,457	$ 16,232	| | | | | |	$ 2,683
|
Income taxes (refunded) paid	(2,595)	(455)	910	|	(548)

(14)  Fair Value of Financial Instruments

     The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 22,596	$ 22,596	$ 25,574	$ 25,574
Long-term debt including current portion	107,182	67,487	78,878	61,098

     The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments. At December 31, 2004 and December 31, 2003, the fair value of our long-term debt, including current maturities, was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

(15)  Capital Stock

(a) Common Stock

     As of December 31, 2004, the Reorganized Company had issued approximately 9,904,336 shares of its common stock in connection with the extinguishment of the Predecessor Company's liabilities subject to compromise. As of December 31, 2004, we expected to issue up to an additional 95,664 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $2.6 million valued at $27.00 per share by our reorganization plan and was recorded in other long-term liabilities in the December 31, 2004 consolidated balance sheet. Between January 1, 2005 and March 1, 2005, we issued an additional 699 shares of common stock pursuant to the Plan of Reorganization.

     As of December 31, 2004, the Reorganized Company had issued 150,000 shares of restricted common stock valued at $27.00 per share and 85,909 shares of restricted common stock valued at $11.25 per share to its executive officers and key employees on the date of grant. The restricted common stock vests over a four-year period. Restricted stock awards are outright stock grants. The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant. For the years ended December 31, 2004 and 2003 and the ten months ended 2002, we recognized $1.3 million, $1.1 million and $1.1 million, respectively, in expense related to the issuance of these stock awards.

(b) Warrants

     In April 2002, the Reorganized Company issued warrants to purchase approximately 500,000 shares of its common stock to the holders of the Predecessor Company's senior subordinated notes. The warrants had a strike price of $76.00 per share and were exercisable over a three-year period. The warrants expired on February 28, 2005. In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants have an exercise period of five years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

(c) Stock Option Plan

     In February 2002, we adopted the 2002 Management Equity Incentive Plan (the "2002 Plan"), which allowed for the issuance of up to 900,000 shares of our common stock. In March and May 2004, our Board of Directors and stockholders, respectively, amended and restated the 2002 Plan and renamed it as the 2004 Equity Incentive Plan (the "2004 Plan"). Under the 2004 Plan, an additional 1.2 million shares are authorized for issuance as awards. As of December 31, 2004, our employees and directors held options to purchase 855,190 shares under this plan and we had issued 235,909 shares of restricted common stock and awarded 120,600 shares of restricted stock units.

     In March 2002, we adopted the 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"), which, as amended in August 2002, allowed for the issuance of up to 160,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of December 31, 2004, our directors held options to purchase 50,000 shares under the Director Plan.

     As of December 31, 2004, we had outstanding options covering an aggregate of 905,190 shares of our common stock to our employees and directors, of which 30,000 options were granted with a strike price of $27.00 per share and expire in 2009, 430,000 options were granted with a strike price of $7.71 per share and expire in 2009, 9,910 options were granted with a strike price of $7.85 per share and expire in 2011, 415,280 options were granted with a strike price of $6.85 per share and expire in 2011, and 20,000 options were granted with a strike price of $11.25 per share and expire in 2011. The strike prices were equal to or greater than the estimated market value at date of issuance. The options vest over a four-year period.

     The following is a summary of the status of our Stock Option Plans and changes during the periods ended (shares in thousands):

	Reorganized Company							Predecessor Company
	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003		For the Ten Months Ended December 21, 2002			For the Two Months Ended February 28, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price

Outstanding at beginning of period	720	$ 27.00	800	$ 27.00	-	$ -	|	451	$ 10.22
Granted:							|
Price equals fair value	922	7.45	-	-	845	27.00	|	-	-
Cancelled	(660)	27.00	-	-	-	-	|	(219)	10.22
Forfeited	(77)	15.83	(80)	27.00	(45)	27.00	|	(232)	10.22
Outstanding at period-end	905	8.03	720	27.00	800	27.00	|	-	-
	=========		=========		=========		|	========
Options exercisable at period-end	278	8.66	248	27.00	90	27.00	|	-	-
	=========		=========		=========		|	========
Options available for future grant	908		190		110		|	-
	=========		=========		=========		|	========
Weighted average fair value of options granted during the period	$ 4.20		$ N/A		$ 3.00		| |	N/A
	=========		=========		=========		|	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

    We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We currently do not recognize compensation expense for most of our stock option grants, which are issued at fair market value on the date of grant and accounted for under the intrinsic value method, prescribed in APB No. 25. However, in 2004, we cancelled options with an exercise price of $27.00 per share to eliminate significantly out-of-the money options for our employees. New options totaling 262,700 were granted within six months of this cancellation and triggered variable accounting treatment on the new options. For the year ended December 31, 2004, we recorded $0.2 million in compensation expense on these new options.

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

	Reorganized Company				Predecessor Company
	For The Year Ended December 31, 2004	For The Year Ended December 31, 2003	For The Ten Months Ended December 31, 2002		For The Two Months Ended February 28, 2002
|
|
Net income (loss) as reported(1)	$ (18,627)	$ 354	$ (437,986)	|	$ 1,485,371
Compensation expense	(1,568)	(511)	(415)	|	-
Net (loss) income (pro forma)	$ (20,195)	$ (157)	$ (438,401)	|	$ 1,485,371
	===========	===========	===========	|	===========
Net (loss) income per share:				|
Basic:				|
Net income (loss) as reported	$ (1.29)	$ 0.04	$ (43.80)	|	$ 24.32
Compensation expense	(0.11)	(0.05)	(0.04)	|	-
Net (loss) income pro forma	$ (1.40)	$ (0.01)	$ (43.84)	|	$ 24.32
	===========	===========	===========	|	===========
|
Diluted:				|
Net income (loss) as reported	$ (1.28)	$ 0.04	$ (43.80)	|	$ 24.32
Compensation expense	(0.11)	(0.05)	(0.04)	|	-
Net (loss) income pro forma	$ (1.39)	$ (0.01)	$ (43.84)	|	$ 24.32
	===========	===========	===========	|	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004
(1)

Includes total charges to our consolidated statements of income related to restricted stock grants of $1.6 million, $0.9 million, and $1.4 million for the year ended December 31, 2004, the year ended December 31, 2003, and for the ten months ended December 31, 2002, respectively.

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

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated. The following table summarizes information about stock options outstanding as of December 31, 2004 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life	Weighted average price	Number exercisable at December 31, 2004	Weighted average exercise price
$ 6.85	415	7 years	$ 6.85	28	$ 6.85
$ 7.71	430	5 years	7.71	235	7.71
$ 7.85	10	7 years	7.85	-	-
$ 11.25	20	7 years	11.25	-	-
$ 27.00	30	5 years	27.00	15	27.00
	905	6 years	$ 8.03	278	$ 8.66
	=========	========	=======	=========	=======

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

F-39 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2004
2.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective method no later than July 1, 2005. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.5 million for the year ended December 31, 2005, beginning July 1, 2005.

(16)  Earnings per Share

     Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares in the year ended December 31, 2004 include the common shares issued in connection with the emergence of 9,904,336, the common shares outstanding to be issued once the prepetition claims are finalized of 95,664, the vested restricted stock discussed in "Note 15 - Capital Stock," the 4,425,232 shares issued in a private placement in February 2004 and 760,000 shares issued to Omega Healthcare Investors, Inc. ("Omega") upon Omega's exercise of its right to convert approximately $7.8 million of deferred base rent into our common stock.

     Diluted net (loss) earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options, warrants, and if dilutive, include the assumption that our restricted common stock was vested as of the beginning of the period. Options to purchase approximately 50,000, 720,000 and 800,000 shares of common stock were outstanding for the year ended December 31, 2004, the year ended December 31, 2003 and the ten months ended December 31, 2002, respectively, and warrants to purchase approximately 2,017,897 shares of common stock were outstanding for the year ended December 31, 2004, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and would have been antidilutive. Options to purchase approximately 855,190 shares of common stock were outstanding for the year ended December 31, 2004 and included in the computation of diluted earnings per share. We had no dilutive instruments outstanding in the two month period ended February 28, 2002.

(17)  Other Events

(a)  Litigation

     In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") entered in during October 2001. Those allegations were reiterated in correspondence we received from the BMFEA in October 2004 and again in correspondence received in February 2005. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. The BMFEA has continued to allege that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA requested

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

that we pay their costs of the investigation and to audit our operations in California, and, initially, requested an unspecified cash penalty. We believe that we are, in fact, currently in full compliance with the PIFJ; however, unless the matter is settled, it is likely that the BMFEA will initiate one or more legal proceedings against us to assert a violation. We cannot predict the remedies that a court may ultimately award against us, or the cost to us resulting from an adverse outcome in this matter. We intend to defend this matter vigorously.

     In January 2004, 12 caregivers, now former employees of SunBridge Care and Rehab for Escondido-East, were arraigned on charges brought by the California Attorney General with respect to allegations that care given to an elderly woman resident was deficient. The court dismissed all charges against the twelve defendants in June 2004. In September 2004, the California Attorney General refiled misdemeanor charges against the same defendants, certain of which charges were likewise dismissed in December 2004 but were once again refiled in December 2004. SunBridge Care and Rehab for Escondido-East is a skilled nursing facility in Escondido, California that was formerly operated by Care Enterprises West, an indirect subsidiary of Sun Healthcare Group, Inc. Care Enterprises West divested its interest in the operations of the facility to an unrelated third party at the end of October 2004. Although Care Enterprises West has paid the costs for the defense of these individuals in this matter to date, neither Sun Healthcare Group, Inc. nor Care Enterprises West has been charged with any wrongdoing.

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

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. In certain states in which we have had significant operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is ever found by a court of competent jurisdiction to have engaged in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect of our financial position, results of operations and cash flows.

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

     We entered into a Corporate Integrity Agreement (the "CIA") with the HHS/OIG in July 2001 and it became effective on February 28, 2002. We implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA. A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs. We believe that we are in compliance with the terms and provisions of the CIA. Any such sanctions could have a material adverse effect on our financial position, results of operations, and cash flows.

(18)  Segment Information

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

     The following summarizes the services provided by our reportable and other segments:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At December 31, 2004, we operated 104 long-term care facilities (consisting of 87 skilled nursing facilities, eight assisted living facilities, six mental health facilities, and three specialty acute care hospitals) with 10,659 licensed beds as compared with 110 facilities with 11,210 licensed beds at December 31, 2003. As part of our restructuring efforts, we may divest three of the skilled nursing facilities representing approximately 203 licensed beds.

Rehabilitation Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At December 31, 2004, this segment provided services to 397 facilities, 309 nonaffiliated and 88 affiliated, as compared to 461 facilities at December 31, 2003, of which 361 were nonaffiliated and 100 were affiliated. At December 31, 2004, we closed our certified outpatient rehabilitation clinics (CORFs) in Colorado. In March 2002, we sold substantially all of the assets of our respiratory therapy operation. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

Medical Staffing Services: We are a nationwide provider of temporary medical staffing primarily through CareerStaff Unlimited, Inc. ("CareerStaff"). For the year ended December 31, 2004, CareerStaff derived approximately 20.2% of its revenues from schools and governmental agencies, 52.4% from hospitals and other providers and 27.4% from skilled nursing facilities. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of December 31, 2004, CareerStaff had 32 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and one division office, which specialized in the placement of temporary traveling therapists in smaller cities and rural areas.

Home Health: As of December 31, 2004, this segment provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates two licensed home infusion pharmacies in California.

Laboratory and Radiology: Through SunAlliance Healthcare Services, Inc. ("SunAlliance"), we provide mobile radiology and medical laboratory services in Arizona, Colorado and Massachusetts to skilled nursing facilities.

Other Operations: We previously provided pharmaceutical products primarily to nonaffiliated and affiliated long-term and sub-acute care facilities through SunScript Pharmacy Corporation. In July 2003, we sold substantially all of the assets to Omnicare, Inc.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

of the associated segment.

     The accounting policies of the segments are the same as those described in the Note 3 - "Summary of Significant Accounting Policies." We primarily evaluate segment performance based on profit or loss from operations after allocated expenses and before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and No. 142 and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. We account for intersegment sales and provision of services at estimated market prices.

     Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

For the Year Ended December 31, 2004

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$589,285	$133,349	$56,816	$56,702	$19,026	$47	$(35,153)	$820,072	$26,223

Operating salaries and benefits	298,535	91,889	43,918	40,469	10,505	1	-	485,317	22,395

Self insurance for workers' compensation and general and professional liability insurance	21,263	693	885	2,097	650	184	-	25,772	5,861

Other operating costs(1)	162,468	21,814	4,329	6,730	5,731	6	(35,153)	165,925	13,193

General and administrative expenses	11,896	6,398	3,140	911	429	44,103	-	66,877	347

Provision for losses on accounts receivable	2,660	1,508	340	516	1,652	-	-	6,676	5,225

Segment operating income (loss)	$92,463	$11,047	$4,204	$5,979	$59	$(44,247)	$-	$69,505	$(20,798)

Facility rent expense	35,515	551	826	1,852	362	-	-	39,106	951

Depreciation and amortization	7,321	248	183	592	297	612	-	9,253	357

Interest, net	5,285	15	(10)	36	(46)	3,753	-	8,853	7

Net segment income (loss)	$44,342	$10,233	$3,205	$3,499	$(554)	$(48,432)	$-	$12,293	$(22,113)
	========	==========	==========	=========	=========	=========	==========	==========	=========

Intersegment revenues	$(599)	$33,459	$2,103	$-	$190	$-	$(35,153)	$-	$-

Identifiable segment assets	$182,121	$25,352	$10,726	$12,674	$4,458	$449,650	$(366,759)	$318,222	$(2,307)

Segment capital expenditures	$8,667	$231	$74	$322	$162	$2,710	$-	$12,166	$724

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, loss on asset impairment, restructuring costs, net, loss on lease termination, loss (gain) on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before loss on asset impairment, restructuring costs, net, loss on lease termination, loss (gain) on sale of assets, net, income taxes and discontinued operations.

(1)  Includes $3.4 million of gain on extinguishment of debt, net, in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

For the Year Ended December 31, 2003

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$550,489	$144,530	$61,824	$55,533	$19,354	$73	$(46,203)	$785,600	$605,351

Operating salaries and benefits	285,684	99,087	45,625	40,255	10,663	(35)	-	481,279	318,591

Self insurance for workers' compensation and general and professional liability insurance	26,890	1,767	1,092	1,677	497	618	-	32,541	34,887

Other operating costs	154,144	21,813	10,069	6,529	5,123	5	(46,203)	151,480	217,059

General and administrative expenses	13,393	3,627	2,174	962	-	43,394	-	63,550	7,363

Provision for losses on accounts receivable	6,418	1,756	516	167	909	(27)	-	9,739	9,334

Segment operating income (loss)	$63,960	$16,480	$2,348	$5,943	$2,162	$(43,882)	$-	$47,011	$18,117

Facility rent expense	35,331	664	998	1,699	337	-	-	39,029	40,082

Depreciation and amortization	5,187	1,125	65	477	269	40	-	7,163	2,233

Interest, net	3,062	(29)	-	2	-	13,857	-	16,892	682

Net segment income (loss)	$20,380	$14,720	$1,285	$3,765	$1,556	$(57,779)	$-	$(16,073)	$(24,880)
	========	==========	==========	=========	=========	=========	==========	==========	=========

Intersegment revenues	$(600)	$38,761	$7,216	$-	$826	$-	$(46,203)	$-	$-

Identifiable segment assets	$131,614	$26,877	$10,412	$11,396	$4,242	$458,714	$(360,447)	$282,808	$17,590

Segment capital expenditures	$5,809	$195	$140	$520	$602	$4,691	$-	$11,957	$4,607

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, loss on asset impairment, restructuring costs, net, loss (gain) on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before loss on asset impairment, restructuring costs, net, loss (gain) on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

For the Ten Months Ended December 31, 2002

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$457,269	$109,136	$51,891	$45,134	$14,625	$10,394	$(47,525)	$640,924	$957,270

Operating salaries and benefits	238,393	67,269	38,622	32,681	7,931	2,392	-	387,288	494,100

Self insurance for workers' compensation and general and professional liability insurance	20,847	1,304	872	948	196	133	-	24,300	46,125

Other operating costs	124,791	13,416	5,874	5,345	4,324	6,001	(47,525)	112,226	318,476

General and administrative expenses	25,434	6,962	1,519	756	(10)	43,568	-	78,229	2,666

Provision for losses on accounts receivable	7,038	(2,037)	(287)	(65)	(187)	(282)	-	4,180	10,607

Segment operating income (loss)	$40,766	$22,222	$5,291	$5,469	$2,371	$(41,418)	$-	$34,701	$85,297

Facility rent expense	32,272	506	704	1,439	265	83	-	35,269	81,479

Depreciation and amortization	5,949	1,015	(3)	497	251	9,310	-	17,019	11,386

Interest, net	1,762	(11)	3	2	1	10,841	-	12,598	777

Net segment income (loss)	$783	$20,712	$4,587	$3,531	$1,854	$(61,652)	$-	$(30,185)	$(8,345)
	========	==========	==========	=========	=========	=========	==========	==========	=========

Intersegment revenues	$(459)	$38,303	$4,078	$-	$1,132	$4,471	$(47,525)	$-	$-

Identifiable segment assets	$124,599	$23,900	$12,274	$11,937	$3,339	$483,210	$(368,100)	$291,159	$184,676

Segment capital expenditures	$6,148	$17	$65	$124	$302	$11,984	$-	$18,640	$16,061

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, loss on asset impairment, restructuring costs, net, loss (gain) on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before loss on asset impairment, restructuring costs, net, loss (gain) on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

For the Two Months Ended February 28, 2002

Segment Information (in thousands):

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

	Inpatient Services	Rehabilitation and Respiratory Therapy Services	Pharmaceutical and Medical Supply Services	International Operations	Other Operations	Corporate	Intersegment Eliminations	Consolidated
Predecessor Company
Total net revenues	$ 227,906	$ 28,501	$ 41,101	$ -	$ 29,815	$ -	$ (25,477)	$ 301,846
Operating expenses	199,534	23,521	36,080	-	26,555	2	(25,463)	260,229
Corporate general and administrative	4,670	744	483	-	661	8,402	-	14,960
Rent expense	23,018	565	746	-	829	645	(14)	25,789
Provision for losses on accounts receivable	(104)	42	509	-	460	(490)	-	417
Depreciation and amortization	1,847	253	566	-	382	1,417	-	4,465
Interest, net	273	1	(2)	-	120	2,280	-	2,672
Net segment (loss) income	$ (1,332)	$ 3,375	$ 2,719	$ -	$ 808	$ (12,256)	$ -	$ (6,686)
	=====	=======	=======	=====	=====	=====	======	=======
Intersegment revenues	$ (92)	$ 15,755	$ 8,325	$ -	$ 1,489	$ -	$ (25,477)	$ -
Identifiable segment assets	$ 430,847	$ 80,477	$ 115,259		$ 51,733	$ 514,167	$ (364,067)	$ 828,416
Segment capital expenditures	$ 1,987	$ 38	$ 249	$ -	$ 124	$ 1,573	$ -	$ 3,971

     The term "net segment (loss) income" is defined as earnings before gain on extinguishment of debt, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

Measurement of Segment Income or Loss

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See "Note 3 - Summary of Significant Accounting Policies.") We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

          The following table reconciles net segment income (loss) to consolidated (loss) income before income taxes and discontinued operations:

	Reorganized Company	Reorganized Company	Reorganized and Predecessor Company Combined
	2004	2003	2002

Net segment income (loss)	$ 12,293	$ (16,073)	$ (36,871)
Loss on asset impairment	(1,028)	(2,774)	(275,546)
Restructuring costs, net	(1,972)	(14,676)	-
Loss on lease termination	(150)	-	-
(Loss) gain on sale of assets, net	(1,494)	4,178	8,714
Gain on extinguishment of debt, net	-	-	1,498,360
Reorganization gain, net	-	-	1,483
Income (loss) before income taxes and discontinued operations	$ 7,649	$ (29,345)	$ 1,196,140
	========	========	=======

(19) Restructuring Costs

     We commenced our restructuring in January 2003. As of December 31, 2004, we have substantially completed the restructuring. We adopted Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") for all divestiture activities initiated after December 31, 2002. Under SFAS No. 146, there are four major types of costs associated with our restructuring: (i) one-time termination benefits, (ii) contract termination, (iii) facility consolidation and (iv) professional fees. We have recognized these expenses in the income statement line "restructuring costs" as they were incurred. All of the costs were under the Corporate reportable segment. We had no liability account associated with this restructuring activity because all of the related expenses were paid when incurred. The following table sets forth the costs related to the restructuring activity in detail (in millions).
Major Type of Restructuring Cost	For the Year Ended December 31, 2004	Cumulative Amount Incurred to Date (1)	Total Expected Restructuring Costs (2)
One-Time Termination Benefits	$ 0.3	$ 1.2	$ 1.4
Contract Terminations (3)	0.3	5.1	5.1
Facility Consolidation	-	0.1	0.1
Professional Fees	1.4	10.2	10.2
Total	$ 2.0	$ 16.6	$ 16.8
	========	========	========
F-49 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2004
(1) Cumulative amount incurred for restructuring period to-date (24 months.)
(2) Aggregate amount expected to be incurred during entire restructuring.
(3) Included costs related to the termination of bank loans.

(20)  Emergence from Chapter 11 Bankruptcy Proceedings

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

Type of Claim/Security		Treatment under Plan of Reorganization
1.	General unsecured creditors with claims of $50,000 or less	Issued cash payments at the rate of 7% of their claims
2.	General unsecured creditors with claims of more than $50,000	To be issued an aggregate of approximately 10,000,000 shares of new common stock, of which approximately 9,904,336 shares have been issued as of December 31, 2004
3.	Senior bank lenders	Issued 9.0 million shares of new common stock and received a cash payment of approximately $6.6 million
4.	Senior subordinated note holders	Issued approximately 200,000 shares of new common stock and warrants to purchase an additional 500,000 shares
5.	Common stock, options, warrants, convertible debt, and convertible trust issued preferred securities	Canceled with no recovery to holders
6.	United States Health Care Program Claims	Received a cash payment of $1.0 million and a promissory note for $10.0 million
7.	State Medicaid Program Claims	Estimated to receive an aggregate of approximately $13.1 million in cash and promissory notes, of which $10.4 million has been paid as of December 31, 2004

(b) Debtor-in-Possession Financing

     On October 14, 1999, we entered into a Revolving Credit Agreement with CIT/Business Credit, Inc. and Heller Healthcare Finance, Inc. (the "DIP Financing Agreement"). The DIP Financing Agreement provided for maximum borrowings by us of $200.0 million, subject to certain limitations. We used

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

borrowings from new loan agreements to pay off our borrowings outstanding under the DIP Financing Agreement on February 28, 2002.

(c) Reorganization Costs

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

     The components of reorganization gain, net, were as follows for the two months ended February 28, 2002 (in thousands):
Predecessor Company

Professional fees	$ 8,171
Restructuring	3,843
Adjust carrying value of assets no longer held for sale	(12,811)
Adjust carrying value of assets held for sale	(598)
Less:
Interest earned on accumulated cash	(88)

Total reorganization gain, net	$ (1,483)
==========

(21)  Fresh-Start Accounting

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

DECEMBER 31, 2004
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

(22)  Gain on Extinguishment of Debt

     For the year ended December 31, 2004, we recorded a net $3.4 million gain on extinguishment related to mortgage restructurings.

     On October 14, 1999, we together with all of our U.S. operating subsidiaries filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. On February 6, 2002, the Bankruptcy Court approved our Plan of Reorganization and on February 28, 2002 we consummated the Plan of Reorganization. In connection with the restructuring of our debt in accordance with the provisions of the Plan of Reorganization, we realized a gain of $1.5 billion. This gain was

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

reflected in the operating results of the Predecessor Company for the two months ended February 28, 2002 and was originally classified as an extraordinary gain. Upon adoption of SFAS No. 145, the gain was reclassified to an appropriate line item on the statement of operations.

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

DECEMBER 31, 2004

(23)  Filer/Non-Filer Financial Statements

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

DECEMBER 31, 2004

(23)  Filer/Non-Filer Financial Statements (Continued)

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004

(24) Subsequent Events

     On March 1, 2005, we entered into a Fourth Amendment to Loan and Security Agreement with CapitalSource Finance, LLC, as collateral agent, and certain other lending institutions. The Fourth Amendment, among other things, extended the term of the Loan Agreement from September 5, 2005 to March 1, 2007 and increased our capital expenditure limits. The remaining terms and covenants are consistent with our Loan Agreement as previously amended.

     In February 2005, we withheld an aggregate of 10,182 shares of our common stock that were otherwise to be issued by Sun to holders of restricted stock awards. The restricted stock awards had vested in part and the holders requested that Sun withhold from the restricted shares to be delivered to them a number of shares with a fair market value (determined as of the date of vesting) equal to the withholding taxes payable by the individual upon the vesting of the restricted stock, and that Sun then pay the withholding taxes on behalf of the individual. Those shares are treated as treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

     The following tables reflect unaudited quarterly financial data for fiscal years 2004 and 2003 (in thousands, except per share data):

For the Year Ended December 31, 2004 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total

Total net revenues	$ 206,346	$ 202,562	$ 205,572	$ 205,592	$ 820,072
	========	========	========	========	========
Income (loss) before discontinued operations (2)	$ 4,744	$ (3,612)	$ 11,229	$ (3,554)	$ 8,807

Loss on discontinued operations	$ (9,155)	$ (7,479)	$ (3,929)	$ (6,871)	$ (27,434)

Net (loss) income	$ (4,411)	$ (11,091)	$ 7,300	$ (10,425)	$ (18,627)
	========	========	========	========	========

Basic earnings per common and common equivalent share:
Income (loss) before discontinued operations	$ 0.31	$ (0.24)	$ 0.74	$ (0.29)	$ 0.61
Loss on discontinued operations	(0.60)	(0.49)	(0.26)	(0.57)	(1.90)
Net (loss) income	$ (0.29)	$ (0.73)	$ 0.48	$ (0.86)	$ (1.29)
	========	========	========	========	========
Diluted earnings per common and common equivalent share:
Income (loss) before discontinued operations	$ 0.31	$ (0.24)	$ 0.74	$ (0.29)	$ 0.61
Loss on discontinued operations	(0.60)	(0.49)	(0.26)	(0.57)	(1.89)
Net (loss) income	$ (0.29)	$ (0.73)	$ 0.48	$ (0.86)	$ (1.28)
	========	========	========	========	========
Weighted average number of common and common equivalent shares outstanding:
Basic	15,275	15,275	15,142	12,113	14,456
Diluted	15,335	15,275	15,206	12,113	14,548
	========	========	========	========	========

1

For the Year Ended December 31, 2003 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total

Total net revenues	$ 200,215	$ 201,170	$ 195,544	$ 188,670	$ 785,600
	========	========	========	========	========
Loss before discontinued operations (3)	$ (6,568)	$ (11,496)	$ (4,671)	$ (7,274)	$ (30,010)

(Loss) gain on discontinued operations	$ (7,352)	$ 50,606	$ (6,881)	$ (6,009)	$ 30,364

Net (loss) income	$ (13,920)	$ 39,110	$ (11,552)	$ (13,284)	$ 354
	========	========	========	========	========

Basic and diluted earnings per common and common equivalent share:
(Loss) before discontinued operations	$ (0.65)	$ (1.14)	$ (0.47)	$ (0.72)	$ (2.98)
(Loss) gain on discontinued operations	(0.73)	5.03	(0.68)	(0.60)	3.02
Net (loss) income	$ (1.38)	$ 3.89	$ (1.15)	$ (1.32)	$ 0.04
	========	========	========	========	========
Weighted average number of common and common equivalent shares outstanding:
Basic and diluted	10,060	10,060	10,060	10,020	10,050
	========	========	========	========	========

(1)

In accordance with SFAS No. 144, we have reclassified all activity related to the operations of divested entities for the years ended December 31, 2004 and December 31, 2003 to discontinued operations. Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and (loss) gain on discontinued operations will not reflect the amounts filed previously in our Forms 10-Q with the SEC. However, net income remains the same.

(2)	We recorded a loss on asset impairment of $1.0 million, restructuring costs of $2.0 million, loss on sale of assets of $1.5 million and gain on extinguishment of debt of $3.4 million.

(3)	We recorded a loss on asset impairment of $2.8 million, restructuring costs of $14.7 million and gain on sale of assets of $4.2 million.

2

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B		Column C		Column D (3)	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Additions Charged to Other Accounts		Deductions Other	Balance at End of Period
Reorganized Company
Year ended December 31, 2004:
Allowance for doubtful accounts	$ 67,108	$ 11,901	(1)	$ -		$ (38,716)	$ 40,293
	=========	=======		=========		=======	=========
Notes receivable reserve	$ 7,245	$ -		$ 2,298		$ (6,191)	$ 3,352
	=========	=======		=========		=======	=========
Reserve for assets held for sale	$ -	$ -		$ -		$ -	$ -
	=========	=======		==========		=======	==========
Corporate restructure reserve	$ -	$ -		$ -		$ -	$ -
	=========	=======		==========		=======	==========

Reorganized Company
Year ended December 31, 2003:
Allowance for doubtful accounts	$ 45,905	$ 18,114	(1)	$ 23,675	(2)	$ (20,586)	$ 67,108
	=========	=======		==========		=======	==========
Notes receivable reserve	$ 6,419	$ 959	(1)	$ -		$ (133)	$ 7,245	(2)
	=========	=======		==========		=======	==========
Reserve for assets held for sale	$ -	$ -		$ -		$ -	$ -
	=========	=======		==========		=======	==========
Corporate restructure reserve	$ -	$ -		$ -		$ -	$ -
	=========	=======		==========		=======	==========

Reorganized Company
For the ten months ended December 31,2002:
Allowance for doubtful accounts	$ 68,723	$ 13,639	(1)	$ -		$ (36,457)	$ 45,905
	=========	=======		==========		=======	==========
Notes receivable reserve	$ 5,321	$ 1,148	(1)	$ -		$ (50)	$ 6,419	(2)
	=========	=======		==========		=======	==========
Reserve for assets held for sale	$ 4,820	$ 1,021		$ -		$ (5,841)	$ -
	=========	=======		==========		=======	==========
Corporate restructure reserve	$ 2,676	$ -		$ -		$ (2,676)	$ -
	=========	=======		==========		=======	==========

(1)

Charges included in provision for losses on accounts receivable, of which $5,225, $9,334 and $10,607, respectively, for the years ended December 31, 2004 and 2003 and the ten months ended December 31, 2002, relate to discontinued operations.

(2)	Provision for facilities included in discontinued operations recorded in loss on disposal of discontinued operations.

(3)	Column D represents primarily write offs and recoveries on divested receivables fully reserved.

3