Form 10-Q
period 2005-03-31
SUN HEALTHCARE GROUP INC
filed 2005-05-05
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     As of May 2, 2005, there were 15,328,115 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended March 31, 2005
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of March 31, 2005 (unaudited)
	As of December 31, 2004

	Consolidated Statements of Operations	5
	For the three months ended March 31, 2005 (unaudited)
	For the three months ended March 31, 2004 (unaudited)

	Consolidated Statements of Cash Flows	6
	For the three months ended March 31, 2005 (unaudited)
	For the three months ended March 31, 2004 (unaudited)

	Notes to the Consolidated Financial Statements	7-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Signature		36

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 17,226	$ 22,596
Accounts receivable, net of allowance for doubtful accounts of $35,127 at March 31, 2005 and $40,293 at December 31, 2004	98,399	95,829
Inventories, net	3,475	3,514
Other receivables, net of allowance of $2,945 at March 31, 2005 and $5,591 at December 31, 2004	188	2,616
Assets held for sale	2,981	4,736
Restricted cash	26,925	26,649
Prepaid expenses	5,286	3,232

Total current assets	154,480	159,172

Property and equipment, net of accumulated depreciation of $31,096 at March 31, 2005 and $28,964 at December 31, 2004	107,162	105,852
Notes receivable, net of allowance of $136 at March 31, 2005 and $148 at December 31, 2004	632	640
Restricted cash, non-current	33,012	34,111
Other assets, net	16,452	16,140

Total assets	$ 311,738	$ 315,915
	==========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$ 32,932	$ 36,163
Accrued compensation and benefits	37,335	38,243
Accrued self-insurance obligations, current portion	40,052	40,236
Income taxes payable	9,974	9,752
Other accrued liabilities	45,658	47,897
Current portion of long-term debt	17,898	17,476

Total current liabilities	183,849	189,767

Accrued self-insurance obligations, net of current portion	121,623	130,686
Long-term debt, net of current portion	103,349	89,706
Unfavorable lease obligations	12,880	13,985
Other long-term liabilities	14,648	15,151

Total liabilities	436,349	439,295

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of March 31, 2005 and December 31, 2004	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 15,329,138 shares issued and 15,318,956 shares outstanding as of March 31, 2005 and 15,325,477 shares issued and outstanding as of December 31, 2004	153	153
Additional paid-in capital	333,916	334,158
Accumulated deficit	(457,427)	(456,259)
	(123,358)	(121,948)
Less:
Unearned compensation	(1,162)	(1,432)
Common stock held in treasury, at cost, 10,182 shares as of March 31, 2005	(91)	-
Total stockholders' deficit	(124,611)	(123,380)
Total liabilities and stockholders' deficit	$ 311,738	$ 315,915
	==========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(unaudited)	(unaudited)

Total net revenues	$ 207,183	$ 204,641
Costs and expenses:
Operating salaries and benefits	124,365	122,057
Self-insurance for workers' compensation and general and professional liability insurance	9,503	12,359
Other operating costs	41,715	41,272
Facility rent expense	9,741	10,390
General and administrative expenses	17,629	16,346
Depreciation and amortization	2,132	1,718
Provision for losses on accounts receivable	629	2,370
Interest, net	2,657	2,116
Loss on asset impairment	361	-
Restructuring costs, net	70	836
Loss on sale of assets, net	306	21
Loss on extinguishment of debt, net	408	-
Total costs and expenses	209,516	209,485

Loss before income taxes and discontinued operations	(2,333)	(4,844)
Income tax (benefit)	(804)	(1,286)
Loss before discontinued operations	(1,529)	(3,558)

Discontinued operations:
Loss from discontinued operations, net	(664)	(5,611)
Gain (loss) on disposal of discontinued operations, net	1,025	(1,256)
Income (loss) on discontinued operations	361	(6,867)

Net loss	$ (1,168)	$ (10,425)
	==========	==========

Basic and diluted (loss) income per common and common equivalent share:
Loss before discontinued operations	$ (0.10)	$ (0.29)
Income (loss) on discontinued operations	0.02	(0.57)
Net loss	$ (0.08)	$ (0.86)
	==========	==========
Shares used in computing (loss) income per common share:
Basic and diluted	15,320	12,113

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$ (1,168)	$ (10,425)
Adjustments to reconcile net loss to net cash used for operating activities, including discontinued operations:
Loss on extinguishment of debt, net	408	-
Depreciation	1,067	730
Amortization	1,066	1,080
Amortization of favorable and unfavorable lease intangibles	(508)	(1,133)
Provision for losses on accounts receivable	650	2,929
(Gain) loss on disposal of discontinued operations, net	(1,025)	1,256
Loss on sale of assets	306	21
Loss on asset impairment	361	-
Restricted stock and stock option compensation	232	245
Other, net	23	150
Changes in operating assets and liabilities:
Accounts receivable, net	(2,208)	314
Inventories, net	16	8
Other receivables, net	1,978	(6,862)
Restricted cash	497	2,864
Prepaids and other assets	(1,950)	498
Accounts payable	(3,209)	(8,436)
Accrued compensation and benefits	(1,103)	(4,692)
Accrued self-insurance obligations	(9,247)	(506)
Income taxes payable	222	(38)
Other accrued liabilities	(2,218)	(644)
Other long-term liabilities	(405)	(261)
Net cash used for operating activities before reorganization costs	(16,215)	(22,902)
Net cash paid for reorganization costs	-	(455)
Net cash used for operating activities	(16,215)	(23,357)

Cash flows from investing activities:
Capital expenditures, net	(3,572)	(1,862)
Proceeds from sale of assets held for sale	766	-
Repayment of long-term notes receivable	237	10
Net cash used for investing activities	(2,569)	(1,852)

Cash flows from financing activities:
Net borrowings (payments) under Revolving Loan Agreement	17,021	(13,091)
Long-term debt repayments	(3,305)	(1,545)
Distribution of partnership equity	(302)	-
Net proceeds from issuance of common stock	-	52,266
Net cash provided by financing activities	13,414	37,630

Net (decrease) increase in cash and cash equivalents	(5,370)	12,421
Cash and cash equivalents at beginning of period	22,596	25,574
Cash and cash equivalents at end of period	$ 17,226	$ 37,995
	=========	=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

     References throughout this document to the Company include Sun Healthcare Group, Inc. and our direct and indirect consolidated subsidiaries. As of July 1, 2004, as a result of our application of the Financial Accounting Standards Board's ("FASB") Revised Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN No. 46(R)"), our financial statements also include three partnerships, five limited liability companies and one sole proprietorship (collectively known as "Clipper"). We own less than eight percent of the voting interests of each of these entities. See "Note 7 - Variable Interest Entities" for additional information concerning FIN No. 46(R). In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

     We are a provider of long-term, subacute and related specialty healthcare services in the United States. We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services. Inpatient services represent the most significant portion of our business. As of March 31, 2005, we operated 103 long-term care facilities in 13 states.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at March 31, 2005 and December 31, 2004, the consolidated results of our operations and cash flows for the three-month period ended March 31, 2005 and 2004, respectively. We believe that all adjustments are of a normal and recurring nature, and are considered necessary for a fair presentation. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Reclassification

     Certain reclassifications of assets, liabilities, income and expense have been made to the prior period financial statements to conform to the 2005 financial statement presentation.

(2)  Basis of Reporting and Current Operating Environment

     For the three months ended and as of March 31, 2005, our net loss was $1.2 million and our working capital deficit was $29.4 million. As of March 31, 2005, we had cash and cash equivalents of approximately $17.2 million, $17.0 million outstanding under our Revolving Loan Agreement (defined below) and approximately $14.0 million of funds available for borrowing under our Revolving Loan Agreement, which expires March 1, 2007. We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in the third quarter of 2005 from the sale of our pharmacy operations in 2003, and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three months ended March 31, 2005, the net cash decrease was approximately $5.4 million. The decrease was primarily due to:
-	$7.1 million in payments for workers' compensation and general and professional liability insurance funding;

-	$3.6 million in payments for capital expenditures; and

-	$2.0 million paid to the federal government for the promissory note issued upon emergence from bankruptcy; offset by

-	$1.9 million in federal income tax refunds;

-	$1.6 million in collections of receivables from divested facilities;

-	$1.2 million in proceeds for a stop-loss on our group health and insurance escrows;

-	$1.0 million in collections of provider tax revenues;

-	$0.9 million in proceeds from the sale of our clinical laboratory and radiology operations in California in November 2004; and

-	$0.8 million in proceeds from the sale of land and a building.

     During the quarter ended March 31, 2005, we divested one facility and have identified two facilities that we would seek to transition to new operators. During the period of January 1, 2003 through March 31, 2005, we divested 134 inpatient facilities. During that restructuring of our facility portfolio, we withheld certain rent and mortgage payments from our landlords and mortgagors. As of March 31, 2005, $0.3 million of the unpaid rent and mortgages related to divested buildings remained in other accrued liabilities.

(3)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended on March 1, 2005, expires on March 1, 2007. The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, including the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, the interest rate for the Base Rate Loans is calculated at the greater of 4.75% or prime plus 0.5%, and the interest rate for LIBOR Loans is calculated at the greater of 4.75% or the London Interbank Offered Rate plus 3.25%. The effective interest rate as of March 31, 2005 on borrowings under the Revolving Loan Agreement was approximately 6.09%. The weighted average borrowing interest rate for the period from January 1, 2005 through March 31, 2005 was 6.27%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of March 31, 2005 was $40.6 million, net of specified reserves of $12.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of March 31, 2005, approximately $9.6 million in letters of credit had been issued and approximately $17.0 million had been borrowed under the Revolving Loan Agreement, leaving approximately $14.0 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement. For the three months ended March 31, 2005, we amortized $0.2 million of these deferred financing costs.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement. These covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling twelve-month period, and a maximum of $10.0 million per any

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

six-month period that may be expended on capital expenditures with respect to fixed assets. As of May 2, 2005, we were in compliance with these covenants.

(4)  Long-Term Debt

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	March 31, 2005	December 31, 2004

Revolving Loan Agreement	$ 17,021	$ -
Mortgage notes payable due at various dates through 2035, interest at rates from 5.5% to 12.0%, collateralized by various facilities (1)	90,505	91,239
Industrial Revenue Bonds	6,695	6,905
Other long-term debt	7,026	9,038
Total long-term debt	121,247	107,182
Less amounts due within one year	(17,898)	(17,476)
Long-term debt, net of current portion	$ 103,349	$ 89,706
	==========	=========

(1)	Includes $51.1 million related to consolidation of Clipper as of March 31, 2005 and December 31, 2004 (see "Note 7 - Variable Interest Entities.")

     The scheduled or expected maturities of long-term debt as of March 31, 2005, were as follows (in thousands):

March 31,
2006	$ 17,898
2007	69,723
2008	1,657
2009	1,760
2010	1,876
Thereafter	28,333
Total	$ 121,247
==========

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands): 2006 - $1,182, 2007 - $34,157, 2008 - $280, 2009 - $297, 2010 - $314, and thereafter - $14,869. See "Note 7 - Variable Interest Entities."

(5)  Discontinued Operations

     In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the results of operations of the disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     Inpatient Services: During the three months ended March 31, 2005, we divested one skilled nursing facility in accordance with our restructuring plan.

     Rehabilitation Therapy Services: On December 31, 2004, we closed our comprehensive outpatient rehabilitation facilities ("CORF") in Colorado.

     Laboratory and Radiology Services: On November 1, 2004, BioPath Clinical Laboratories, Inc. ("BioPath"), a subsidiary of Sun, sold its clinical laboratory and radiology operations located in California. We received approximately $1.6 million in cash in connection with this sale, of which $0.9 million was received in the first quarter of 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Other Operations: On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and $0.5 million paid in cash in December 2004.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. We received cash proceeds of $75.0 million and the right to receive up to $15.0 million in additional purchase price held back by the purchaser, which amount is to be paid to us in the third quarter of 2005, primarily subject to the continued effectiveness of pharmacy services agreements between Omnicare, Inc. and our SunBridge facilities through July 15, 2005.

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

For the Three Months Ended March 31, 2005
	Inpatient Services	Pharmaceutical Services	BioPath	CORFs	Other	Total

Net operating revenues	$ 1,500	$ -	$ -	$ -	$ -	$ 1,500
	======	======	======	======	======	======

Loss from operations	$ (367)	$ -	$ (261)	$ (36)	$ -	$ (664)

Gain (loss) on disposal of discontinued operations	130	(21)	925	(9)	-	1,025

(Loss) income on discontinued operations	$ (237)	$ (21)	$ 664	$ (45)	$ -	$ 361
	======	======	======	======	======	======

For the Three Months Ended March 31, 2004
	Inpatient Services	Pharmaceutical Services	BioPath	CORFs	Other	Total

Net operating revenues	$ 6,232	$ -	$ 1,380	$ 548	$ -	$ 8,160
	======	======	======	======	======	======

(Loss) income from operations	$ (1,445)	$ 781	$ (4,994)	$ 68	$ (21)	$ (5,611)

(Loss) gain on disposal of discontinued operations	(1,458)	184	-	-	18	(1,256)

(Loss) income on discontinued operations	$ (2,903)	$ 965	$ (4,994)	$ 68	$ (3)	$ (6,867)
	======	======	======	======	======	======

(6)  Assets Held for Sale

     As of March 31, 2005, assets held for sale consisted of (i) the owned assets of a skilled nursing facility with a carrying value of $0.1 million, and (ii) two undeveloped parcels of land and an office building collectively valued at $2.9 million. In the first quarter of 2005, we reclassified $0.7 million in artwork to other assets that was previously classified in assets held for sale. The skilled nursing facility reported revenues of $0.6 million and $0.5 million and net operating losses of $0.1 million and $0.1 million in discontinued operations for the three month periods ended March 31, 2005 and 2004, respectively.

     We recognized a $0.3 million charge to loss on sale of assets associated with the write-down of land and building sold in the first quarter of 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Variable Interest Entities

     In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46(R)"), which was originally issued in January 2003. FIN No. 46(R) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46(R) requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity ("VIE").

     We currently own less than 8% of the voting interest in three partnerships, five limited liability companies and one sole proprietorship, each of which own one facility that we operate in New Hampshire (collectively known as "Clipper"). In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities. That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100% of the ownership of those nine entities for an aggregate amount of up to approximately $10.3 million. The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices. These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010 (see "Note 15 - Subsequent Events"). Clipper's objective is to achieve rental income from the leasing of skilled nursing and assisted living facilities owned by Clipper.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us, 100% ownership of Clipper. We have recognized $9.8 million of the option value in other long-term liabilities in our consolidated balance sheet. The remaining $0.5 million is recorded as current in other accrued liabilities in our consolidated balance sheet. We have not recorded any minority interest associated with the 92.5% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $0.8 million and included $51.1 million of mortgage debt of Clipper in our consolidated balance sheet as of March 31, 2005, although we own less than eight percent of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets. Creditors do not have any general recourse against us for the mortgage debt. As the primary beneficiary of the VIE, we consolidated Clipper beginning in the third quarter of 2004. This change had no effect on previously reported net earnings.

     The following provides a summary of the balance sheet impact of Clipper upon consolidation as of March 31, 2005 (in thousands):

Current assets:
Cash and cash equivalents	$ 416
Other receivables	250
Restricted cash - short term	1,449
Prepaids and other assets	148
Total current assets	2,263

Property, plant and equipment, net:
Land	6,171
Buildings	37,007
Building improvements	2,081
Equipment	92
CIP	205
Total property and equipment, net	45,556
Other assets, net	(6,661)

Total assets	$ 41,158
========
Current liabilities:
Mortgages, short-term	$ 1,182

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other accrued liabilities	621
Total current liabilities	1,803

Mortgages, long-term	49,917
Unfavorable lease intangibles	(11,479)
Other long-term liabilities	9,747
Intercompany	(5,358)
Total long-term liabilities	42,827

Total liabilities	44,630

Accumulated deficit	(3,472)

Total liabilities and stockholders' deficit	$ 41,158
=========

     For the three months ended March 31, 2005, the consolidation of Clipper included a net loss of $0.9 million comprised of $1.1 million of interest expense, $0.3 million of depreciation expense, and a $0.4 million loss on extinguishment of debt, partially offset by a $0.9 million net credit to rent expense. The $0.9 million net credit to rent expense consisted of $1.4 million in the elimination of cash rent paid to Clipper by the New Hampshire operations offset by $0.5 million in elimination of the non-cash unfavorable lease intangible associated with the rent paid to Clipper by the New Hampshire operations.

(8)  Commitments and Contingencies

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and we obtained excess insurance policies for claims above those amounts. The programs had the following self-insured retentions: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004 and 2005, $10.0 million per claim, with a single $5.0 million excess layer that attaches at $5.0 million of liability, available for claims made in 2004, 2005 and 2006. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. For the years 2000 through 2005, these reserves are provided on an undiscounted basis. We believe our range of exposure at March 31, 2005 was consistent with the actuarial estimate as of December 31, 2004. We anticipate that the range will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations. The paid claims for the three months ended March 31, 2005 were $10.5 million, of which $5.5 million was paid for settlements and $5.0 million was paid for the release of a letter of credit. The paid claims for the three months ended March 31, 2004 were $6.0 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At March 31, 2005, the discounting of these policy periods resulted in a reduction to our reserves of approximately $8.7 million. We believe our range of exposure at March 31, 2005 was consistent with the actuarial estimate as of December 31, 2004. The paid claims for each of the three months ended March 31, 2005 and 2004 were $6.5 million and $12.6 million, respectively.

     The provision for loss for insurance risks was as indicated (in thousands):

For the Three Months Ended
	March 31, 2005	March 31, 2004

Professional Liability:
Continuing operations	$ 5,304	$ 6,979
Discontinued operations	118	377
	$ 5,422	$ 7,356
	=========	=========
Workers' Compensation:
Continuing operations	$ 4,199	$ 5,380
Discontinued operations	51	559
	$ 4,250	$ 5,939
	=========	=========

     A summary of the assets and liabilities related to insurance risks at March 31, 2005 and December 31, 2004 were as indicated (in thousands):
	March 31, 2005			|	December 31, 2004
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets:				|
Restricted cash				|
Current (1)	$ 3,406	$ 17,653	$ 21,059	|	$ 3,103	$ 17,348	$ 20,451
Non-current (2)	-	29,873	29,873	|	-	31,003	31,003
	$ 3,406	$ 47,526	$ 50,932	|	$ 3,103	$ 48,351	$ 51,454
	========	========	========	|	========	========	========
Liabilities (3):				|
Self-insurance liabilities				|
Short-term	$ 19,179	$ 17,652	$ 36,831	|	$ 17,967	$ 18,849	$ 36,816
Long-term	83,712	37,911	121,623	|	86,736	43,950	130,686
	$ 102,891	$ 55,563	$ 158,454	|	$ 104,703	$ 62,799	$ 167,502
	========	========	========	|	========	========	========

(1)

As of March 31, 2005, current portion of restricted cash excluded $4.8 million held for bank collateral, various mortgages and bond payments and $1.1 million held as a reserve for capital expenditures on HUD buildings. As of December 31, 2004, current portion of restricted cash excluded $4.3 million held for US Trustee fees related to our 2002 bankruptcy, $1.2 million for capital expenditures on HUD buildings and $0.7 million held for various bonds.

(2)	As of March 31, 2005 and December 31, 2004, non-current restricted cash excluded $3.1 million maintained to repay a mortgage.

(3)	Total self-insurance liabilities excluded $3,221 and $3,420 at March 31, 2005 and December 31, 2004, respectively, related to our health insurance liabilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Capital Stock

(a) Common Stock

     As of March 31, 2005, the Reorganized Company had issued approximately 9,908,080 shares of common stock in connection with the extinguishment of liabilities subject to compromise. As of March 31, 2005, we expected to issue up to an additional 91,920 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $2.5 million valued at $27.00 per share by our reorganization plan and was recorded in other long-term liabilities in the March 31, 2005 consolidated balance sheet. We issued 4,425,232 shares in a private placement in February 2004 and 760,000 shares to Omega Healthcare Investors, Inc. ("Omega") upon Omega's exercise of its right to convert approximately $7.8 million of deferred base rent into our common stock in April 2004. On May 2, 2005, the closing price of our common stock on Nasdaq was $6.04 per share.

     As of March 31, 2005, Sun had issued 150,000 shares of restricted common stock valued at $27.00 per share and 84,886 shares of restricted common stock valued at $11.25 per share to its executive officers and key employees on the date of grant. The restricted common stock vests over a four-year period. Restricted stock awards are outright stock grants. The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant. For the three months ended March 31, 2005 and 2004, we recognized $0.2 million in expense related to the issuance of these stock awards each period.

(b) Warrants

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants have an exercise period of five years.

(c) Stock Option Plan

     Our 2004 Equity Incentive Plan (the "2004 Plan") allows for the issuance of up to 2.1 million shares of our common stock. As of March 31, 2005, our employees and directors held options to purchase 975,510 shares under the 2004 plan and we had issued 234,886 shares of restricted common stock and awarded 130,500 restricted stock units.

     Our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan") allows for the issuance of up to 40,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of March 31, 2005, our directors held options to purchase 40,000 shares under the Director Plan.

     As of March 31, 2005, we had outstanding options covering an aggregate of 1,015,510 shares of our common stock to our employees and directors, of which 20,000 options were granted with a strike price of $27.00 per share and expire in 2009, 425,000 options were granted with a strike price of $7.71 per share and expire in 2009, 9,910 options were granted with a strike price of $7.85 per share and expire in 2011, 365,600 options were granted with a strike price of $6.85 per share and expire in 2011, 20,000 options were granted with a strike price of $11.25 per share and expire in 2011, 25,000 options were granted with a strike price of $8.44 per share and expire in 2012, and 150,000 options were granted with a strike price of $7.41 per share and expire in 2012. The strike prices were equal to or greater than the estimated market value at date of issuance. The options vest over a two- to four-year period.

     We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We currently do not recognize compensation expense for most of our stock option grants, which are issued at fair market value on the date of grant and accounted for under the intrinsic value method, prescribed in APB No. 25. However, in 2004, we cancelled options with an exercise price of $27.00 per share to eliminate significantly out-of-the money options for our employees. New options totaling 262,700 with an exercise price of $6.85 were granted within six months of this cancellation. For the three months ended March 31, 2005, we

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded a credit of $0.1 million to compensation expense on these new options as the stock price at the end of the quarter was less than $6.85 and compensation expense previously recognized on outstanding options was reversed.

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

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair market value has been estimated at the date of grant using a Black-Scholes option pricing model. The following table summarizes our pro forma basic and diluted net loss per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands, except per share amounts):

For the Three Months Ended
	March 31, 2005	March 31, 2004

Net loss as reported(1)	$ (1,168)	$ (10,425)
Stock option compensation expense, net of $0 tax	(608)	(127)
Pro forma net loss	$ (1,776)	$ (10,552)
	========	=========
Net loss per share:
Basic and diluted:
Net loss as reported	$ (0.08)	$ (0.86)
Stock option compensation expense, net of $0 tax	(0.04)	(0.01)
Pro forma net loss	$ (0.12)	$ (0.87)
	========	=========

(1)	Includes total charges to our consolidated statements of income related to restricted stock grants of $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional option grants in future years are anticipated.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows ("SFAS No. 95.") Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123(R) must be adopted for fiscal years commencing no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We plan to adopt SFAS No. 123(R) using the modified-prospective method by January 1, 2006. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.6 million for the year ended December 31, 2006, beginning January 1, 2006.

(10)  Earnings per Share

     Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the three months ended March 31, 2005, include the common shares issued in connection with emergence from bankruptcy, common shares to be issued once the prepetition claims are finalized, the common shares issued in connection with our private placement in February 2004, the common shares issued to Omega Healthcare Investors, Inc., in connection with restructurings of leases, and the common shares issued as common stock awards. See "Note 9 - Capital Stock."

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

     The current benefit for income taxes of $0.8 million for the three months ended March 31, 2005 consisted of $0.9 million of IRS refunds received due to NOL carrybacks offset by $0.1 million of estimated state income tax liability for the period. The current benefit for income taxes of $1.3 million for the three months ended March 31, 2004 consisted of $1.4 million of IRS refunds received due to NOL carrybacks offset by $0.1 million of estimated state income tax liability for the period. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

     In connection with our emergence from bankruptcy on February 28, 2002, we realized a gain on the extinguishment of debt of approximately $1.5 billion. This gain was not taxable since the gain resulted from our reorganization under the Bankruptcy Code. However, pursuant to Section 108 of the Internal Revenue Code, we were required, as of the beginning of our 2003 taxable year to reduce certain tax attributes, including (a) NOL and capital loss carryforwards, (b) certain tax credits, and (c) tax bases in assets, in an amount equal to such gain on extinguishment.

     After considering the reduction in tax attributes discussed above, we have federal NOL carryforwards of $1.1 billion with expiration dates from 2005 through 2025. Various subsidiaries have state NOL carryforwards totaling $869.6 million with expiration dates through the year 2025. In addition, we have capital loss carryforwards of $262.9 million, of which

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$260.4 million, $2.1 million and $0.4 million will expire in 2006, 2007, and 2008, respectively. Our alternative minimum tax credit carryforward of $3.6 million has no expiration date. Our $7.2 million of other tax credit carryforwards will expire in years 2005 through 2022.

     Internal Revenue Code Section 382 imposes a limitation on the use of a company's NOL carryforwards and other losses when the company has an ownership change. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any three-year testing period beginning on the first day following the change date for an earlier ownership change. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months.

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

(12)  Other Events

(a)  Litigation

     In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") entered in during October 2001. Those allegations were reiterated in correspondence we received from the BMFEA in October 2004 and again in correspondence received in February 2005. Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California. The BMFEA has continued to allege that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA requested that we pay their costs of the investigation, the costs of an independent audit of our operations in California, and an unspecified cash penalty. We believe that we are, in fact, currently in full compliance with the PIFJ; however, unless the matter is settled, it is likely that the BMFEA will initiate one or more legal proceedings against us to assert a violation. We cannot predict the remedies that a court may ultimately award against us, or the cost to us resulting from an adverse outcome in this matter. An adverse outcome in these matters could have a material adverse effect on our financial position, results of operations and cash flows. We intend to defend this matter vigorously.

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

(b)  Reimbursement Matters

     In the ordinary course of business, fiscal intermediaries and Medicaid agencies examine cost reports filed by our skilled nursing facilities. If, as a result of any such examination, it is concluded that overpayments were made, we would be held financially responsible for such overpayments. At this time, we are unable to predict the outcome of any existing or future examinations.

(13)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and its subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At March 31, 2005, we operated 103 long-term care facilities (consisting of 86 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,599 licensed beds as compared with 108 facilities with 10,991 licensed beds at March 31, 2004. This segment also includes our Part B billing company, Americare Health Services ("Americare"), which provides Part B billing services such as enteral feeding, urological and wound care, to 91 affiliated facilities and 134 nonaffiliated facilities.

Rehabilitation Therapy Services: This segment provides, through SunDance Rehabilitation Corporation ("SunDance"), physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities. At March 31,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2005, this segment provided services to 407 facilities, of which 317 were nonaffiliated and 90 were affiliated, as compared to 428 facilities at March 31, 2004, of which 335 were nonaffiliated and 93 were affiliated.

Medical Staffing Services: This segment provides temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians and (iv) related medical personnel. As of March 31, 2005, CareerStaff had 30 division offices which provided temporary therapy and nursing staffing services in major metropolitan areas, and one division office which specialized in the placement of temporary traveling therapists and nurses in smaller cities and rural areas.

Home Health Services: This segment provides skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates two licensed pharmacies in California.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

For the Three Months Ended March 31, 2005

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$148,810	$32,815	$15,038	$14,811	$4,765	$6	$(9,062)	$207,183	$1,500

Operating salaries and benefits	74,881	23,275	12,212	11,193	2,804	-	-	124,365	1,119

Self insurance for workers' compensation and general and professional liability insurance	8,275	426	216	381	125	80	-	9.503	169

Other operating costs (1)	41,850	5,452	804	1,743	1,336	-	(9,062)	42,123	789

General and administrative expenses	3,125	1,846	562	263	-	11,833	-	17,629	7

Provision (adjustment) for losses on accounts receivable	604	(266)	52	34	205	-	-	629	21

Segment operating income (loss)	$20,075	$2,082	$1,192	$1,197	$295	$(11,907)	$-	$12,934	$(605)

Facility rent expense	8,907	126	170	447	91	-	-	9,741	61

Depreciation and amortization	1,467	54	48	193	149	221	-	2,132	1

Interest, net	1,864	(78)	1	3	-	867	-	2,657	(3)

Net segment income (loss)	$7,837	$1,980	$973	$554	$55	$(12,995)	$-	$(1,596)	$(664)
	=====	======	======	======	======	=====	======	======	======

Intersegment revenues	$-	$8,838	$170	$-	$54	$-	$(9,062)	$-	$-

Identifiable segment assets	$182,137	$25,609	$11,287	$11,688	$4,641	$441,426	$(366,325)	$310,463	$1,275

Segment capital expenditures	$1,922	$80	$47	$90	$49	$1,361	$-	$3,549	$23

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, loss on asset impairment, restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before loss on asset impairment, restructuring costs, net, loss on sale of assets, net, income taxes and discontinued operations.

(1)  Includes $408 for loss on extinguishment of debt in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2004

Segment Information (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Total net revenues	$144,497	$35,717	$14,330	$13,786	$4,982	$32	$(8,703)	$204,641	$8,160

Operating salaries and benefits	72,972	25,054	11,190	10,137	2,704	-	-	122,057	8,266

Self insurance for workers' compensation and general and professional liability insurance	10,984	245	260	588	198	84	-	12,359	936

Other operating costs	40,740	5,155	1,163	1,492	1,424	1	(8,703)	41,272	3,454

General and administrative expenses	2,940	822	766	260	115	11,443	-	16,346	153

Provision for losses on accounts receivable	991	887	330	75	87	-	-	2,370	560

Segment operating income (loss)	$15,870	$3,554	$621	$1,234	$454	$(11,496)	$-	$10,237	$(5,209)

Facility rent expense	9,471	158	223	451	87	-	-	10,390	299

Depreciation and amortization	1,224	107	44	147	72	124	-	1,718	91

Interest, net	868	(2)	1	2	-	1,247	-	2,116	12

Net segment income (loss)	$4,307	$3,291	$353	$634	$295	$(12,867)	$-	$(3,987)	$(5,611)
	=====	=====	=====	=====	=====	=====	=====	=====	=====

Intersegment revenues	$(150)	$8,246	$555	$-	$52	$-	$(8,703)	$-	$-

Identifiable segment assets	$131,494	$29,848	$10,234	$10,710	$4,599	$472,981	$(360,444)	$299,422	$15,409

Segment capital expenditures	$959	$1	$7	$25	$40	$607	$-	$1,639	$223

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Loss

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see our 2004 Form 10-K filing - Note 3). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following table reconciles net segment loss to consolidated loss before income taxes and discontinued operations:

	For the Three Months Ended
	March 31, 2005	March 31, 2004

Net segment loss	$ (1,596)	$ (3,987)
Loss on asset impairment	(361)	-
Restructuring costs	(70)	(836)
Loss on sale of assets, net	(306)	(21)
Loss before income taxes and discontinued operations	$ (2,333)	$ (4,844)
	===========	===========

(14)  Restructuring Costs

     We have substantially completed the restructuring that we commenced in January 2003. We expect to transition two remaining facilities to new operators by the end of 2005. We adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), for all divestiture activities initiated after December 31, 2002. We have recognized these expenses in the income statement line "restructuring costs, net" as they are incurred. All of the costs are under the Corporate reportable segment. We have no liability account associated with this restructuring activity because all of the related expenses have been paid when incurred.

     For the three months ended March 31, 2005, we incurred $0.1 million in professional fees related to the restructuring. We have incurred $16.7 million in costs since the restructuring commenced in January 2003 and estimate $16.8 million in total expected restructuring costs.

(15)  Subsequent Events

     On April 1, 2005, CareerStaff Unlimited, Inc., a subsidiary of Sun, acquired the operations of SingleSource Staffing, a provider of temporary, travel and permanent employment opportunities for therapists and nursing professionals, and Goddard Healthcare Consulting, Inc., that offered permanent placement services for physicians, nursing and allied professionals. Both acquisitions were effective April 1, 2005. Revenues in 2004 for these two operations were approximately $3.2 million.

     Effective as of April 8, 2005, we entered into the Fifth Amendment to our Loan and Security Agreement with CapitalSource Finance LLC (in its individual capacity as a Lender and in its capacity as collateral agent) and the financial institutions listed on the signature pages thereof. Pursuant to the Fifth Amendment, CapitalSource provided a short-term advance of up to $10.0 million related to mortgages on certain of our facilities. We are currently working with CapitalSource to make the mortgages permanent.

     In April 2004, we entered into an agreement with the owners of the majority interests of nine entities (collectively known as "Clipper"), eight of which we owned a 5% interest. Each of those nine entities owns a long-term care facility that we currently operate. The agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100% of the ownership of those nine entities for an aggregate amount of up to approximately $10.3 million. On April 29, 2005, we exercised the first option to acquire an additional 2.5% interest of eight of those entities for an aggregate purchase price of $0.1 million. We expect to exercise our option for a 2.6% interest in the ninth entity in the near future.

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

     Forward-looking statements (such as the statements below regarding our operating cash flow) involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors (such as governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them) described in our 2004 Annual Report on Form 10-K (see Item 1 - Business - Forward Looking Statements") and other factors, including the following:

-	We rely primarily on self-funded insurance programs for general and professional liability and workers' compensation claims against us (see "Note 8 - Commitments and Contingencies");

-

The Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the Attorney General of the State of California continues to allege that we have violated the terms of the October 2001 Permanent Injunction and Final Judgment (See "Note 12 - Other Events"); and

-

We have funded our operations in part with the proceeds of an equity offering completed in January 2004 and borrowings under our Revolving Loan Agreement. We will require such resources to continue to operate our business until our operations generate sufficient cash flow to do so, and, although we anticipate that our operations will generate such cash flow during the second half of 2005, we cannot be certain when or if that will happen. During the quarter ended March 31, 2005, we experienced a net cash decrease from operations of $5.4 million.

Overview

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

     During the three months ended March 31, 2005, we divested one facility and have identified two facilities that we would seek to transition to new operators. During the period of January 1, 2003 through March 31, 2005, we divested 134 inpatient facilities. During that restructuring of our facility portfolio, we withheld certain rent and mortgage payments from our landlords and mortgagors. As of March 31, 2005, $0.3 million of the unpaid rent and mortgages related to divested buildings remained in other accrued liabilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Revenues from Medicare, Medicaid and Other Sources

     Revenue Sources. We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors. The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (in thousands):

	For the
	Three Months Ended
Consolidated:	March 31, 2005		March 31, 2004
Sources of Revenues
Medicaid	$ 72,866	35.2%	$ 72,371	35.4%
Medicare	58,792	28.4	54,010	26.4
Private pay and other (1)	75,525	36.4	78,260	38.2
Total	$207,183	100.0%	$204,641	100.0%
	=====	=====	=====	=====

	For the
	Three Months Ended
Inpatient Only:	March 31, 2005		March 31, 2004
Sources of Revenues
Medicaid	$ 69,574	46.8%	$ 69,342	48.0%
Medicare	46,086	31.0	43,263	29.9
Private pay and other	33,150	22.2	32,042	22.1
Total	$148,810	100.0%	$144,647	100.0%
	=====	=====	=====	=====

(1)

Includes revenues from the provision of rehabilitation therapy and medical staffing services to nonaffiliated long-term and subacute facilities and not directly charged to Medicaid or Medicare. Nonaffiliated sources may themselves derive all or a portion of their revenues from Medicaid and/or Medicare.

     Medicare. Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease. Medicare includes four related health insurance programs: (i) inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services ("Part A"); (ii) physicians' services, outpatient services and certain items and services provided by medical suppliers ("Part B"); (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare Advantage" or "Medicare Part C"); and (iv) a new Medicare Part D benefit that becomes effective in 2006 covering prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Financing Administration), a division of the Department of Health and Human Services ("HHS").

     The following table sets forth the average amounts of Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the three months ended March 31:

	SNF	Hospital
2005	$ 321.17	$1,016.19
2004	313.19	995.11

     Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into one of 44 resource utilization group ("RUG") categories that are based upon each patient's acuity level.

     The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, in fiscal years 1999 and 2000 Congress implemented add-on payments to restore substantial Medicare funding to skilled nursing facilities and other healthcare providers that was originally eliminated by the 1997 Act. Two of those add-ons remain in place today: a 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care. These two add-ons are scheduled to expire when CMS releases refinements to the current RUG payment system. On July 30, 2004, CMS announced that the current RUG payment system would remain in place for the 2005 fiscal year (October 1, 2004 - September 30, 2005) thus leaving the current classification system and add-ons in place for fiscal year 2005. On February 8, 2005, President Bush presented his budget proposal for federal fiscal year 2006 (October 1, 2005 - September 30, 2006). The budget proposal includes a $1.5 billion reduction to Skilled Nursing Facility funding caused by refining the RUG payment system. We are unable to determine when, or if, President Bush's proposed reduction in reimbursements would become effective. Should the President's proposed reduction become effective, our per diems and our pretax income could decrease by approximately $10.9 million for federal fiscal year 2006 ($25.59 per Medicare patient day). For the three months ended March 31, 2005, we generated approximately $2.7 million in revenues and pretax income as a result of the existing add-ons.

     CMS issued a 2.8% increase of the annual update to the market basket effective with the 2005 Federal fiscal year beginning October 1, 2004, which when taken into consideration with the Federal wage index adjustments is a 3.0% increase. We estimate our Medicare revenues increased approximately $1.0 million ($9.66 per Medicare patient day) for the three months ending March 31, 2005, as a result of the market basket increase and the Federal wage adjustment.

     On February 10, 2003, CMS proposed a significant change for the reimbursement of Part A bad debts. Currently, Medicare reimburses skilled nursing facilities for unpaid Medicare Part A patient co-payments and deductibles. The proposal would subject skilled nursing facility providers to a 30% reduction in Part A bad debt reimbursement. CMS proposes to implement the reduction incrementally over a three year period to mitigate its impact: 10% for the first cost reporting year after implementation, 20% for the second cost reporting year, and 30% for succeeding cost reporting years. Although the bad debt proposal has not been enacted, it was included in President Bush's federal fiscal year 2006 budget proposal that was released on February 8, 2005. We are unable to predict when, or if, the proposal will be implemented. If the proposal is implemented as proposed on January 1, 2006, we estimate that our Medicare revenues could decrease by approximately $0.9 million ($2.19 per Medicare patient day) in 2006, $1.8 million ($4.39 per Medicare patient day) in 2007, and $2.6 million ($6.58 per Medicare patient day) in 2008.

    The 1997 Act also implemented "therapy caps" applicable to Medicare Part B payments that would limit the amount of reimbursement we receive for providing rehabilitation therapy. The Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 placed a moratorium on the therapy caps. The moratorium was lifted during the period of September 1, 2003 to December 7, 2003. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. In the event that the therapy caps become effective on January 1, 2006, we estimate our annual rehabilitation therapy services' revenue and our annual inpatient services' revenue could decrease by approximately $15.2 million and $1.0 million, respectively. In such event, we could seek to reduce rehabilitation therapy services expenses.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31. For the calendar year beginning January 1, 2005, rehabilitation therapy services rates were decreased 1.5%. We estimate that our revenues decreased $0.2 million for the three months ended March 31, 2005, as a result of the reduced rates.

     Our home health Medicare payment rates increased 2.1% for the calendar year beginning January 1, 2005 and ending December 31, 2005. We estimate our Medicare revenues increased approximately $0.2 million for the three months ended March 31, 2005.

     Medicaid.   Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     The following table sets forth the average amounts of Medicaid revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the three months ended March 31:

	SNF	Hospital
2005	$ 135.62	$ 901.79
2004	131.24	943.07

     The 1997 Act repealed the "Boren Amendment" federal payment standard for payments to Medicaid nursing facilities. This repeal gave the states greater flexibility in setting payment rates for nursing facilities. Medicaid outlays are a significant component of state budgets, and there have been increased cost containment pressures on Medicaid outlays for nursing homes. It is not certain whether reductions in Medicaid rates would be imposed in the future for any states in which we operate.

     Nine of the states that we operate in impose a provider tax against nursing homes as a method of increasing federal matching funds paid to those states for Medicaid: Alabama, Georgia, Massachusetts, New Hampshire, North Carolina, Ohio, Tennessee, Washington and West Virginia. In addition, California recently submitted a provider tax program to CMS for approval. Those states that have imposed the provider tax have used the matching funds to fund Medicaid reimbursement rates, although the amount of the funding varies by state. If CMS approves California's provider tax, we estimate our net Medicaid revenues will increase $1.3 million (4.4%) for August 1, 2004 through July 31, 2005 and an additional $2.0 million (6.7%) for August 1, 2005 through July 31, 2006 above July 2004 revenues for the facilities we currently operate in California. Under current rules, the provider tax cannot exceed six percent of revenues. President Bush included in his Federal fiscal year 2006 budget proposal a phase down of the allowable tax rate from six percent to three percent of revenues, which, if enacted, will reduce the federal matching funds for states that exceed the three percent limit. On April 28, 2006, Congress passed a budget resolution that will delay any Medicaid cuts until Federal fiscal year 2007 (October 1, 2006 through September 30, 2007), although the resolution requires $10 billion in reductions in the Medicaid program. The resolution created a Medicaid commission that will develop policy recommendations on how to produce the $10 billion in Medicaid reductions, and it is not certain if the reductions will affect our Medicaid rates.

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

     We receive 36.4% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     Other than the above, we believe there have been no significant changes during the three months ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the three months ended March 31, (in thousands):

	2005		2004

Inpatient Services	$ 148,810	71.9%	$ 144,497	70.7%
Rehabilitation Therapy Services	32,815	15.8	35,717	17.5
Medical Staffing Services	15,038	7.3	14,330	7.0
Home Health Services	14,811	7.1	13,786	6.7
Laboratory and Radiology Services	4,765	2.3	4,982	2.4
Corporate	6	0.0	32	0.0
Intersegment Eliminations	(9,062)	(4.4)	(8,703)	(4.3)

Total Net Revenues	$ 207,183	100.0%	$ 204,641	100.0%
	========	=======	========	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the three months ended March 31, (in thousands):

	2005	2004

Inpatient Services	$ -	$ (150)
Rehabilitation Therapy Services	8,838	8,246
Medical Staffing Services	170	555
Laboratory and Radiology Services	54	52
Total Affiliated Revenue	$ 9,062	$ 8,703
	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the amount of net segment loss for the three months ended March 31, (in thousands):
	2005	2004

Inpatient Services	$ 7,837	$ 4,307
Rehabilitation Therapy Services	1,980	3,291
Medical Staffing Services	973	353
Home Health Services	554	634
Laboratory and Radiology Services	55	295
Net segment income before Corporate	11,399	8,880

Corporate	(12,995)	(12,867)

Net segment loss	$ (1,596)	$ (3,987)
	========	========

     The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended
	March 31, 2005	March 31, 2004

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	60.0	59.7
Self-insurance for workers' compensation and general and professional liability insurance	4.7	6.0
Other operating costs	20.1	20.2
Facility rent expense	4.7	5.1
General and administrative expenses	8.5	8.0
Depreciation and amortization	1.0	0.8
Provision for losses on accounts receivable	0.3	1.2
Interest, net	1.3	1.0
Loss on asset impairment	0.2	-
Restructuring costs, net	-	0.4
Loss on sale of assets, net	0.2	-
Loss on extinguishment of debt, net	0.2	-

Total costs and expenses	101.2	102.4

Loss before income taxes and discontinued operations	(1.2)	(2.4)
Income tax (benefit)	(0.4)	(0.6)
Income (loss) on discontinued operations	0.2	(3.3)

Net loss	(0.6)%	(5.1)%
	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following discussions of the "Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Results of Operations

     Net revenues increased $2.6 million, or 1.3%, to $207.2 million for the three months ended March 31, 2005 from $204.6 million for the three months ended March 31, 2004. We reported a net loss for the first quarter of 2005 of $1.2 million compared to a net loss of $10.4 million for the first quarter of 2004.

     The net loss for the 2005 period included:
-	$1.1 million interest expense from the consolidation of Clipper;

-	a $0.4 million loss on asset impairment associated with a reduction in a cash balance held for repayment of a mortgage;

-	a $0.4 million loss on extinguishment of debt related to the refinance of a Clipper facility partnership mortgage; and

-	a $0.3 million loss on sale of assets associated with the write-down of land and building held for sale; offset by

-	a $0.8 million net tax benefit resulting from federal tax refunds; and

-

a $0.4 million net gain on discontinued operations, comprised of a gain on disposal of $1.0 million, that included a decrease in the provision for losses on accounts receivable of $0.9 million due to the receipt of a note payable associated with the California clinical laboratory and radiology operations, offset by a loss from discontinued operations of $0.6 million.

     The net loss for the 2004 period included:
-

a $6.9 million net loss on discontinued operations, comprised of a loss from discontinued operations of $5.6 million, that included a charge of $3.3 million due to billing system implementation problems in our California laboratory and radiology operations and $1.4 million related to the divestiture of inpatient services facilities, and a loss on disposal of discontinued operations of $1.3 million primarily related to a settlement with Omega for the conversion of stock;

-	$2.4 million for provision for losses on accounts receivable; and

-	$2.1 million of interest charges; offset by

-	$1.3 million net tax benefit resulting from federal tax refunds.

Inpatient Services

     Net revenues increased $4.3 million, or 3.0%, to approximately $148.8 million for the three months ended March 31, 2005 from approximately $144.5 million for the three months ended March 31, 2004. The increase in net revenues for the Inpatient Services segment was primarily the result of:
-

an increase of $2.8 million in Medicare revenues due to a 60 basis point improvement in patient mix to 13.9% from 13.3%, and a 3.0% increase in the annual update to the market basket for Medicare rates that began October 1, 2004; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $1.4 million in private and commercial insurance revenues due to a 40 basis point improvement in this patient mix to 20.9% from 20.5%, and a 5.1% improvement in rates.

     Operating salaries and benefits expenses increased $1.9 million, or 2.6%, to approximately $74.9 million for the three months ended March 31, 2005 from approximately $73.0 million for the three months ended March 31, 2004. The increase was primarily due to wage increases and an increase in labor hours associated with an increase in Medicare census, offset slightly by a decrease in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance decreased approximately $2.7 million, or 24.5%, to $8.3 million for the three months ended March 31, 2005 as compared to $11.0 million for the three months ended March 31, 2004. The decrease was due to:
-	a $3.4 million charge taken in 2004 related to workers' compensation and patient care liability costs; offset by

-	a $0.7 million increase due primarily to inflation and professional fees related to workers' compensation and general and professional liability insurance costs.

     Other operating costs increased approximately $1.2 million, or 2.9%, to $41.9 million for the three months ended March 31, 2005 from $40.7 million for the three months ended March 31, 2004. The increase was primarily due to an increase of approximately $1.0 million due to increases in the cost of supplies and other purchased services related to patient care.

     Facility rent expense decreased approximately $0.6 million, or 6.3%, to $8.9 million for the three months ended March 31, 2005 from $9.5 million for the three months ended March 31, 2004, primarily due to the $0.9 million favorable impact to rent expense from the consolidation of Clipper.

     General and administrative expenses increased to approximately $3.1 million for the three months ended March 31, 2005 from approximately $2.9 million for the three months ended March 31, 2004. The $0.2 million, or 6.9%, increase was primarily due to inflationary wage increases for regional office personnel and the addition of strategic positions to enhance Medicare patient mix.

     Depreciation and amortization increased $0.3 million to approximately $1.5 million for the three months ended March 31, 2005 from approximately $1.2 million for the three months ended March 31, 2004. The increase was primarily attributable to the consolidation of Clipper and routine capital expenditures.

     The provision for losses on accounts receivable decreased $0.4 million, or 40.0%, to approximately $0.6 million for the three months ended March 31, 2005 from approximately $1.0 million for the three months ended March 31, 2004 due to the aggressive collection of older receivables.

     Net interest expense for the three months ended March 31, 2005 was approximately $1.9 million as compared to $0.9 million for the three months ended March 31, 2004. The $1.0 million increase was primarily due to the normal increase in interest expense related to debt amortization and the consolidation of Clipper.

Rehabilitation Therapy Services

     Net revenues from the Rehabilitation Therapy Services segment decreased $2.9 million, or 8.1%, to approximately $32.8 million for the three months ended March 31, 2005 from approximately $35.7 million for the three months ended March 31, 2004. The decrease was primarily due to the impact of restructuring of our inpatient services operations portfolio and the reduction in nonaffiliated revenue as a result of the divestiture of 134 skilled nursing facilities previously serviced by the segment. Nonaffiliated contracts serviced decreased to 317 for the three months ended March 31, 2005 from 335 for the three months ended March 31, 2004.

     Operating salaries and benefits expenses decreased $1.8 million, or 7.2%, to approximately $23.3 million for the three months ended March 31, 2005 from approximately $25.1 million for the three months ended March 31, 2004. The decrease was primarily driven by the reduction of employees and reorganization of the operating structure as a result of the impact of lower revenues and a reclassification to general and administrative expenses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Other operating costs, including contract labor expenses, increased $0.3 million, or 5.8%, to $5.5 million for the three months ended March 31, 2005 from $5.2 million for the three months ended March 31, 2004. The increase was primarily due to an increase of contract labor to fill staffing shortages.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $1.0 million to approximately $1.8 million for the three months ended March 31, 2005 from approximately $0.8 million for the three months ended March 31, 2004. The increase was primarily due to additional recruiting and marketing costs associated with initiatives to attract new business and retain staff and a reclassification of expenses included in operating salaries and benefits.

     The provision for losses on accounts receivable decreased $1.2 million to a credit of approximately $0.3 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004. The decrease in expense in the first quarter of 2005 was primarily due to bad debt recoveries for older receivables.

Medical Staffing Services

     Net revenues from the Medical Staffing Services segment increased $0.7 million, or 4.9%, to approximately $15.0 million for the three months ended March 31, 2005 from approximately $14.3 million for the three months ended March 31, 2004. The increase was primarily the result of:
-	an increase of approximately $1.2 million in nonaffiliated revenues due to increased agency staff by hospitals and skilled nursing facilities; offset by

-	a decrease of approximately $0.4 million in affiliated revenues to our inpatient facilities.

     Operating salaries and benefits expenses were approximately $12.2 million for the three months ended March 31, 2005 as compared to approximately $11.2 million for the three months ended March 31, 2004, an increase of approximately $1.0 million, or 8.9%. The increase was tied directly to the increase in nonaffiliated revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $0.4 million, or 33.3%, to $0.8 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. The decrease was primarily attributable to a decrease of $0.2 million in contract labor expense due to decreased usage by the affiliated inpatient facilities and a $0.2 million decrease in regional administrative expenses.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.2 million, or 25.0%, to approximately $0.6 million for the three months ended March 31, 2005 from approximately $0.8 million for the three months ended March 31, 2004. The decrease was primarily due to cost containment of administrative expenses.

     The provision for losses on accounts receivable decreased $0.2 million, or 66.7%, to approximately $0.1 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004. The decrease in expense in the first quarter of 2005 was primarily due to bad debt recoveries for older receivables.

Home Health Services

     Net revenues from the Home Health Services segment increased approximately $1.0 million, or 7.2%, to $14.8 million for the three months ended March 31, 2005 from approximately $13.8 million for the three months ended March 31, 2004. The increase in revenues was comprised primarily of an increase in processed episodes and in Medicare rates.

     Operating salaries and benefits expenses increased approximately $1.1 million, or 10.9%, to $11.2 million for the three months ended March 31, 2005 from approximately $10.1 million for the three months ended March 31, 2004. The increase was primarily the result of the increase in revenues as discussed above, standard merit increases and an increase in paid-time-off benefits.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Self-insurance for workers' compensation and general and professional liability expenses decreased approximately $0.2 million, or 33.3%, to $0.4 million for the three months ended March 31, 2005 from approximately $0.6 million for the three months ended March 31, 2004. The decrease was primarily the result of a decrease in workers' compensation costs related to improved historical experiences.

     Other operating costs increased $0.2 million, or 13.3%, to $1.7 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. This increase was due primarily to an increase in the cost of pharmaceuticals within our home pharmacy division.

Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment decreased $0.2 million, or 4.0%, to approximately $4.8 million for the three months ended March 31, 2005 from approximately $5.0 million for the three months ended March 31, 2004 due to a decrease in contracts in our northeast laboratory operations.

     The provision for losses on accounts receivable increased $0.1 million to approximately $0.2 million for the three months ended March 31, 2005 from approximately $0.1 million for the three months ended March 31, 2004. The increase was primarily the result of a favorable adjustment on the reserve for aged receivables in the first quarter of 2004.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to segments increased $0.1 million, or 0.8%, to approximately $13.0 million for the three months ended March 31, 2005 from approximately $12.9 million for the three months ended March 31, 2004. The increase was primarily due to:
-	$0.7 million of severance payments related to the former senior executives who left the company in the first quarter of 2005; offset by

-	a decrease of $0.4 million of interest expense for interest incurred for the borrowings on our credit line; and

-	a decrease of $0.2 million of decreases in supply charges and other administrative costs.

Liquidity and Capital Resources

     For the three months ended and as of March 31, 2005, our net loss was $1.2 million and our working capital deficit was $29.4 million. As of March 31, 2005, we had cash and cash equivalents of approximately $17.2 million, $17.0 million outstanding under our Revolving Loan Agreement and approximately $14.0 million of funds available for borrowing under our Revolving Loan Agreement, which expires March 1, 2007. We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in the third quarter of 2005 from the sale of our pharmacy operations in 2003, and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

     During the quarter ended March 31, 2005, we divested one facility and have identified two facilities that we would seek to transition to new operators. During the period of January 1, 2003 through March 31, 2005, we divested 134 inpatient facilities. During that restructuring of our facility portfolio, we withheld certain rent and mortgage payments from our landlords and mortgagors. As of March 31, 2005, $0.3 million of the unpaid rent and mortgages related to divested buildings remained in other accrued liabilities.

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders that, as amended on March 1, 2005, expires on March 1, 2007. This Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, including the stock of our subsidiaries. Pursuant to the Revolving Loan Agreement, the interest rate for the Base Rate Loans is calculated at the greater of 4.75% or prime plus 0.5%, and the interest rate for LIBOR Loans is calculated at the greater of 4.75% or the London Interbank Offered Rate plus 3.25%. The effective interest rate as of March 31, 2005 on borrowings under the Revolving Loan Agreement was approximately 6.09%. The weighted average borrowing interest rate for the period from

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

January 1, 2005 through March 31, 2005 was 6.27%. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million. The defined borrowing base as of March 31, 2005 was $40.6 million, net of specified reserves of $12.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of March 31, 2005, we had issued approximately $9.6 million in letters of credit had been issued and approximately $17.0 million had been borrowed under the Revolving Loan Agreement, leaving approximately $14.0 million available to us for additional borrowing. In connection with entering into the Revolving Loan Agreement, we incurred deferred financing costs of $2.6 million, which are amortized using the effective interest method over the life of the loan agreement.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement. Such covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling 12-month period, and a maximum of $10 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of May 2, 2005, we were in compliance with these covenants.

     We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $3.6 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. These capital expenditures include those related to discontinued operations of $0.1 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. There were no significant capital expenditures for divested facilities in 2004.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government. The remaining payments due under the promissory note are $3.0 million on each of February 28, 2006 and 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of March 31, 2005 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of March 31, 2005, we expect to pay in excess of approximately $2.7 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk because we hold debt that is sensitive to changes in interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. The following table presents principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes and constitutes a forward-looking statement.
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value March 31, 2005(2)	Fair Value December 31, 2004(2)
	(Dollars in thousands)

Fixed rate debt (1)	$ 10,405	$ 39,560	$ 1,657	$ 1,760	$ 1,876	$ 28,333	$ 83,591	$ 77,135	$ 54,497
Average interest rate	7.1%	4.5%	3.1%	3.0%	2.8%	16.7%	-	-	-
Variable rate LIBOR debt	$ 7,493	$ 30,163	$ -	$ -	$ -	$ -	$ 37,656	$ 35,537	$ 12,990
Average interest rate	4.5%	1.4%	-%	-%	-%	-%	-	-	-

(1)	Fixed rate long-term debt includes $51.1 million related to consolidation of Clipper as of March 31, 2005 and December 31, 2004 (see "Note 7 - Variable Interest Entities.")

(2)	The fair value of fixed rate debt and variable rate LIBOR debt were determined based on the current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

ITEM 4.  Controls and Procedures

     As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is found in "Note 12 - Other Events" and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In accordance with our 2004 Equity Incentive Plan, in February 2005, three of our employees who were recipients of restricted stock awards elected to fulfill their withholding tax obligations that arose upon vesting of their restricted stock awards by having us retain an aggregate of 10,182 shares from the shares otherwise distributable to the recipients. The shares had a fair market value equal to the value of withholding taxes, as of the date of vesting. The average price paid per share was $8.95. We then paid the withholding taxes on behalf of the award recipients. We do not currently have a formal repurchase plan or program and there were no repurchases other than above.

ITEM 6. EXHIBITS
31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date:  May 5, 2005

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)