Form 10-Q
period 2005-06-30
SUN HEALTHCARE GROUP INC
filed 2005-08-04
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

     As of August 1, 2005, there were 15,341,824 shares of the Registrant's  $.01 par value Common Stock outstanding, inclusive of 37,196 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended June 30, 2005

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of June 30, 2005 (unaudited)
	As of December 31, 2004

	Consolidated Statements of Operations	5-6
	For the three months ended June 30, 2005 (unaudited)
	For the three months ended June 30, 2004 (unaudited)
	For the six months ended June 30, 2005 (unaudited)
	For the six months ended June 30, 2004 (unaudited)

	Consolidated Statements of Cash Flows	7
	For the three months ended June 30, 2005 (unaudited)
	For the three months ended June 30, 2004 (unaudited)
	For the six months ended June 30, 2005 (unaudited)
	For the six months ended June 30, 2004 (unaudited)

	Notes to the Consolidated Financial Statements	8-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 6.	Exhibits	46

Signature		47

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 14,451	$ 22,596
Accounts receivable, net of allowance for doubtful accounts of
$31,840 at June 30, 2005 and $40,293 at December 31, 2004	106,354	95,829
Inventories, net	3,487	3,514
Other receivables, net of allowance of $2,983 at June 30, 2005
and $5,591 at December 31, 2004	527	2,616
Assets held for sale	2,926	4,736
Restricted cash	24,058	26,649
Prepaid expenses	6,772	3,232

Total current assets	158,575	159,172

Property and equipment, net of accumulated depreciation and
amortization of $33,304 at June 30, 2005 and $28,965 at
December 31, 2004	108,974	105,852
Notes receivable, net of allowance of $77 at June 30, 2005
and $148 at December 31, 2004	627	640
Restricted cash, non-current	37,698	34,111
Other assets, net	18,457	16,140

Total assets	$ 324,331	$ 315,915
	=============	==============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$ 36,973	$ 36,163
Accrued compensation and benefits	36,180	38,243
Accrued self-insurance obligations, current portion	36,239	40,236
Income taxes payable	9,995	9,752
Other accrued liabilities	46,677	47,897
Current portion of long-term debt	18,435	17,476

Total current liabilities	184,499	189,767

Accrued self-insurance obligations, net of current portion	123,678	130,686
Long-term debt, net of current portion	106,462	89,706
Unfavorable lease obligations	12,359	13,985
Other long-term liabilities	14,796	15,151

Total liabilities	441,794	439,295

Stockholders' deficit:
Preferred stock of $.01 par value, authorized10,000,000 shares, no shares were issued and outstanding as of June 30, 2005
and December 31, 2004	-	-
Common stock of $.01 par value, authorized 50,000,000 shares,
15,375,542 shares issued and 15,338,346 shares outstanding as of
June 30, 2005 and 15,325,477 shares issued and outstanding as of
December 31, 2004	154	153
Additional paid-in capital	334,072	334,158
Accumulated deficit	(450,497)	(456,259)
	(116,271)	(121,948)
Less:
Unearned compensation	(909)	(1,432)
Common stock held in treasury, at cost, 37,196 shares
as of June 30, 2005	(283)	-
Total stockholders' deficit	(117,463)	(123,380)
Total liabilities and stockholders' deficit	$ 324,331	$ 315,915
	============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004
	(unaudited)	(unaudited)

Total net revenues	$ 214,473	$ 204,776
Costs and expenses:
Operating salaries and benefits	127,982	118,421
Self-insurance for workers' compensation and
general and professional liability insurance	7,697	7,285
Other operating costs	43,819	41,972
Facility rent expense	9,843	9,577
General and administrative expenses	16,912	15,161
Depreciation	1,099	646
Amortization	1,216	1,086
Provision for losses on accounts receivable	1,008	1,030
Interest, net	3,052	1,841
Restructuring costs, net	37	453
Loss (gain) on sale of assets, net	562	(396)
Gain on extinguishment of debt, net	-	(3,734)
Total costs and expenses	213,227	193,342

Income before income taxes and discontinued operations	1,246	11,434
Income tax (benefit) expense	(12)	164
Income from continuing operations	1,258	11,270

Discontinued operations:
Income (loss) from discontinued operations, net	5,689	(6,488)
(Loss) gain on disposal of discontinued operations, net	(17)	2,518
Income (loss) on discontinued operations, net	5,672	(3,970)

Net income	$ 6,930	$ 7,300
	============	===========

Basic and diluted income per common
and common equivalent share:
Income from continuing operations	$ 0.08	$ 0.74
Income (loss) on discontinued operations, net	0.37	(0.26)
Net income	$ 0.45	$ 0.48
	============	===========
Weighted average number of common and
common equivalent shares outstanding:
Basic	15,351	15,142
Diluted	15,352	15,206

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
	(unaudited)	(unaudited)

Total net revenues	$ 421,656	$ 409,418
Costs and expenses:
Operating salaries and benefits	252,347	240,479
Self-insurance for workers' compensation and
general and professional liability insurance	17,200	19,644
Other operating costs	85,534	83,244
Facility rent expense	19,584	19,967
General and administrative expenses	34,542	31,507
Depreciation	2,166	1,305
Amortization	2,280	2,146
Provision for losses on accounts receivable	1,637	3,399
Interest, net	5,709	3,957
Loss on asset impairment	361	-
Restructuring costs, net	107	1,287
Loss (gain) on sale of assets, net	868	(375)
Loss (gain) on extinguishment of debt, net	408	(3,734)
Total costs and expenses	422,743	402,826

(Loss) income before income taxes and discontinued
operations	(1,087)	6,592
Income tax benefit	(816)	(1,122)
(Loss) income from continuing operations	(271)	7,714

Discontinued operations:
Income (loss) from discontinued operations, net	5,025	(12,100)
Gain on disposal of discontinued operations, net	1,008	1,261
Income (loss) on discontinued operations, net	6,033	(10,839)

Net income (loss)	$ 5,762	$ (3,125)
	===========	===========

Basic and diluted income (loss) per common
and common equivalent share:
(Loss) income from continuing operations	$ (0.02)	$ 0.57
Income (loss) on discontinued operations, net	0.39	(0.80)
Net income (loss)	$ 0.37	$ (0.23)
	===========	===========
Weighted average number of common and
common equivalent shares outstanding:
Basic	15,332	13,627
Diluted	15,332	13,673

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$ 6,930	$ 7,300	$ 5,762	$ (3,125)
Adjustments to reconcile net income (loss) to net cash used for operating activities, including discontinued operations:
(Gain) loss on extinguishment of debt, net	-	(3,734)	408	(3,734)
Depreciation	1,099	726	2,166	1,456
Amortization	1,216	1,108	2,282	2,188
Amortization of favorable and unfavorable lease intangibles	(448)	(1,091)	(956)	(2,224)
Provision for losses on accounts receivable	1,018	3,018	1,668	5,947
Loss (gain) on disposal of discontinued operations, net	17	(2,518)	(1,008)	(1,261)
Loss (gain) on sale of assets, net	562	(396)	868	(375)
Loss on asset impairment	-	-	361	-
Restricted stock and stock option compensation	320	321	552	566
Other, net	60	984	83	1,135
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,981)	2,044	(11,189)	2,358
Inventories, net	(12)	(12)	4	(4)
Other receivables, net	(339)	(3,772)	1,639	(10,635)
Restricted cash	(1,819)	5,742	(1,322)	8,606
Prepaids and other assets	(1,853)	(3,010)	(3,803)	(2,512)
Accounts payable	4,041	(3,294)	832	(11,730)
Accrued compensation and benefits	(1,293)	(375)	(2,396)	(5,067)
Accrued self-insurance obligations	(1,758)	(9,684)	(11,005)	(10,190)
Income taxes payable	21	(208)	243	(246)
Other accrued liabilities	(464)	(1,491)	(2,682)	(2,136)
Other long-term liabilities	-	-	(405)	(261)
Net cash used for operating activities before reorganization costs	(1,683)	(8,342)	(17,898)	(31,244)
Net cash paid for reorganization costs	-	(44)	-	(499)
Net cash used for operating activities	(1,683)	(8,386)	(17,898)	(31,743)

Cash flows from investing activities:
Capital expenditures, net	(4,145)	(3,060)	(7,717)	(4,922)
Proceeds from sale of assets held for sale	947	-	1,713	-
Acquisitions, net	(1,205)	-	(1,205)	-
Repayment of long-term notes receivable	-	46	237	56
Net cash used for investing activities	(4,403)	(3,014)	(6,972)	(4,866)

Cash flows from financing activities:
Net borrowings (payments) under Revolving Loan Agreement	16,330	-	33,351	(13,091)
Long-term debt repayments	(13,019)	(3,419)	(16,324)	(4,964)
Distribution of partnership equity	-	-	(302)	-
Net proceeds from issuance of common stock	-	-	-	52,266
Net cash provided by (used for) financing activities	3,311	(3,419)	16,725	34,211

Net decrease in cash and cash equivalents	(2,775)	(14,819)	(8,145)	(2,398)
Cash and cash equivalents at beginning of period	17,226	37,995	22,596	25,574
Cash and cash equivalents at end of period	$ 14,451	$ 23,176	$ 14,451	$ 23,176
	========	========	========	========

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

Business

      We are a provider of long-term, subacute and related specialty healthcare services in the United States.  We operate through five principal business segments:  (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  Inpatient services represent the most significant portion of our business.  As of June 30, 2005, we operated 103 long-term care facilities in 13 states.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at June 30, 2005 and December 31, 2004, the consolidated results of our operations and cash flows for the three and six month periods ended June 30, 2005 and 2004, respectively.  We believe that all adjustments are of a normal and recurring nature, and are considered necessary for a fair presentation. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

(2)  Basis of Reporting and Current Operating Environment

      For the six months ended and as of June 30, 2005, our net income was $5.8 million and our working capital deficit was $25.9 million. As of June 30, 2005, we had cash and cash equivalents of approximately $14.5 million, $33.4 million outstanding under our Revolving Loan Agreement (defined below) and approximately $8.6 million of funds available for borrowing under our Revolving Loan Agreement, which expires March 1, 2007. We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in the third quarter of 2005 from the sale of our pharmacy operations in 2003, and availability for borrowing under our loan agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three months ended June 30, 2005, the net cash decrease was approximately $2.8 million.  The decrease was primarily due to:

-	$7.4 million in funding and claims payments for workers' compensation and general and professional liability insurances;

-	$4.1 million in payments for capital expenditures; and

-	$1.2 million in purchase price for two small medical staffing acquisitions;

offset by

-	$5.0 million in return of insurance escrows;

-	$2.2 million in net operating cash inflows due to one more billing day in the second quarter;

-	$1.0 million in return of escrows and IRS refunds;

-	$0.9 million in proceeds from the sale of a skilled nursing facility; and

-	$0.8 million in collections of receivables from divested facilities.

     For the six months ended June 30, 2005, the net cash decrease was approximately $8.1 million. The decrease was primarily due to:

-	$14.5 million in funding and claims payments for workers' compensation and general and professional liability insurances;

-	$7.7 million in payments for capital expenditures;

-	$2.0 million paid to the federal government for the promissory note issued upon emergence from bankruptcy; and

-	$1.2 million in purchase price for two small medical staffing acquisitions;

offset by

-	$5.4 million for the return of insurance escrows;

-	$2.4 million in collections of receivables from divested facilities;

-	$2.2 million in net operating cash inflows due to one more billing day in the second quarter;

-	$2.1 million in federal income tax refunds;

-	$1.0 million in collections of provider tax revenues;

-	$0.9 million in proceeds from the sale of BioPath in November 2004;

-	$0.9 million in proceeds from the sale of a skilled nursing facility;

-	$0.8 million in return of escrows;

-	$0.8 million in proceeds for a stop-loss on our group health; and

-	$0.8 million in proceeds from the sale of land and a building.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended, expires on March 1, 2007.  The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, including the stock of our subsidiaries.  Pursuant to the Revolving Loan Agreement, the interest rate for the Base Rate Loans is calculated at the greater of 4.75% or prime plus 0.5%, and the interest rate for LIBOR Loans is calculated at the greater of 4.75% or the London Interbank Offered Rate plus 3.25%. The effective interest rate as of June 30, 2005 on borrowings under the Revolving Loan Agreement was approximately 6.51%.  The weighted average borrowing interest rate for the period from January 1, 2005 through June 30, 2005 was 6.35%.  Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million.  The defined borrowing base as of June 30, 2005 was $56.6 million, net of specified reserves of $12.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of June 30, 2005, approximately $14.6 million in letters of credit had been issued and approximately $33.4 million had been borrowed under the Revolving Loan Agreement, leaving approximately $8.6 million available to us for additional borrowing.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement. These covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling twelve-month period, and a maximum of $10.0 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of August 1, 2005, we were in compliance with these covenants.

(4)  Long-Term Debt

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	June 30, 2005	December 31, 2004

Revolving Loan Agreement	$ 33,351	$ -
Mortgage notes payable due at various dates through 2035, interest at rates
from 5.5% to 11.0%, collateralized by various facilities (1)	77,495	91,239
Industrial Revenue Bonds	6,695	6,905
Other long-term debt	7,356	9,038
Total long-term debt	124,897	107,182
Less amounts due within one year	(18,435)	(17,476)
Long-term debt, net of current portion	$ 106,462	$ 89,706
	============	===========

(1)	Includes debt related to the consolidation of Clipper of $50.8 million as of June 30, 2005 and $51.0 million as of December 31, 2004 (see "Note 7 - Variable Interest Entities.")

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The scheduled or expected maturities of long-term debt as of June 30, 2005, were as follows (in thousands):

June 30,
2006	$ 18,435
2007	72,974
2008	1,790
2009	1,783
2010	1,900
Thereafter	28,015
Total	$ 124,897
============

      Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  2006 - $1,212; 2007 - $33,919; 2008 - $284; 2009 - $301; 2010 - $319; and thereafter - $14,788. See "Note 7 - Variable Interest Entities."

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

      Inpatient Services: During the six months ended June 30, 2005, we divested one skilled nursing facility in accordance with our restructuring plan.

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

     Other Operations: On December 31, 2004, we closed our comprehensive outpatient rehabilitation facilities ("CORF") in Colorado. On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and $0.5 million paid in cash in December 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended						For the Three Months Ended
	June 30, 2005						June 30, 2004
	Inpatient Services		Pharmaceutical Services	Laboratory and Radiology Services	Other	Total	Inpatient Services		Pharmaceutical Services	Laboratory and Radiology Services	Other	Total

Net operating revenues	$ 599		$ -	$ -	$ -	$ 599	$ 3,736		$ -	$ 5,241	$ 498	$ 9,475
	=========		=============	========	=======	========	=========		=============	=======	=======	=======
Income (loss) from operations	$ 5 ,851	(1)	$ 5	$ (162)	$ (5)	$ 5,689	$ (2,876)	(2)	$ (13)	$ (3,522)	$ (77)	$ (6,488)
Gain (loss) on disposal of discontinued operations	293		(4)	(294)	(12)	(17)	7,176		(4,657)	-	(1)	2,518
Income (loss) on discontinued operations	$ 6,144		$ 1	$ (456)	$ (17)	$ 5,672	$ 4,300		$ (4,670)	$ (3,522)	$ (78)	$ (3,970)
	=========		=============	=========	=======	========	=========		============	=======	=======	=======

	For the Six Months Ended						For the Six Months Ended
	June 30, 2005						June 30, 2004
	Inpatient Services		Pharmaceutical Services	Laboratory and Radiology Services	Other	Total	Inpatient Services		Pharmaceutical Services	Laboratory and Radiology Services	Other	Total

Net operating revenues	$ 2,099		$ -	$ -	$ -	$ 2,099	$ 9,968		$ -	$ 6,550	$ 1,117	$ 17,635
	=========		============	========	=======	========	========		============	========	=======	========
Income (loss) from operations	$ 5,483	(1)	$ 5	$ (423)	$ (40)	$ 5,025	$ (4,321	)(2)	$ 768	$ (8,516)	$ (31)	$ (12,100)
Gain (loss) on disposal of discontinued operations	424		(25)	632	(23)	1,008	5,718		(4,472)	-	15	1,261
Income (loss) on discontinued operations	$ 5,907		$ (20)	$ 209	$ (63)	$ 6,033	$ 1,397		$ (3,704)	$ (8,516)	$ (16)	$ (10,839)
	=========		============	========	=======	========	=========		============	=========	=======	========

(1)

Income from discontinued operations for inpatient services for the three and six months ended June 30, 2005 includes a net $6.4 million in insurance recoveries related to an $8.6 million reduction for general and professional liability insurance, partly offset by a $2.2 million increase for workers' compensation insurance.

(2)

Loss from discontinued operations for inpatient services for the three and six months ended June 30, 2004 includes a net $1.3 million in insurance recoveries related to a $0.4 million and $0.9 million reduction for general and professional liability and workers' compensation insurance, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Assets Held for Sale

     As of June 30, 2005, assets held for sale consisted of three undeveloped parcels of land and an office building collectively valued at $2.9 million. On June 30, 2005, we sold a skilled nursing facility for approximately $1.0 million.  The facility was an asset that was held for sale with a carrying amount of $0.1 million and we recorded a net gain of $0.9 million as a deferred gain to current liabilities.  Although the sale of the facility is final, we continued to operate the facility until the new owner obtained licensure on August 1, 2005, at which time the new owner took over operations of the facility. We will recognize the gain in our statement of operations in discontinued operations in the third quarter of 2005. See "Note 15 - Subsequent Events."

(7)  Variable Interest Entities

     In December 2003, the FASB issued FIN No. 46(R), which provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests. FIN No. 46(R) requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity ("VIE").

     We currently own less than 8% of the voting interest in three partnerships, five limited liability companies and one sole proprietorship, each of which own one facility that we operate in New Hampshire (collectively known as "Clipper"). Clipper's objective is to achieve rental income from the leasing of skilled nursing and assisted living facilities owned by Clipper. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100% of the ownership of those nine entities for an aggregate amount of up to approximately $10.3 million.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010. On June 30, 2005, we exercised the second option to acquire an additional four percent interest in the nine entities for an aggregate purchase price of $0.4 million. The consummation of the second option exercise should occur on or around March 31, 2006.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us, 100% ownership of Clipper. We have recognized $9.8 million of the option value in other long-term liabilities in our consolidated balance sheet.  The remaining $0.5 million is recorded as current in other accrued liabilities in our consolidated balance sheet.  We have not recorded any minority interest associated with the 92.5% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $1.8 million and included $50.8 million of mortgage debt of Clipper in our consolidated balance sheet as of June 30, 2005, although we own less than eight percent of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.  As the primary beneficiary of the VIE, we consolidated Clipper beginning in the third quarter of 2004.  This change had no effect on previously reported net earnings.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following provides a summary of the balance sheet impact of Clipper upon consolidation as of the periods indicated (in thousands):

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$ 313	$ 718
Other receivables	250	289
Restricted cash - short term	1,565	1,461
Prepaids and other assets	147	176
Total current assets	2,275	2,644

Property, plant and equipment, net:
Land	6,193	6,171
Buildings	36,771	37,173
Building improvements	2,290	2,143
Equipment	99	138
Construction-in-process	94	-
Total property and equipment, net	45,447	45,625
Other assets, net	(4,509)	(6,526)

Total assets	$ 40,938	$ 41,743
	==============	==============
Current liabilities:
Mortgages, short-term	$ 1,212	$ 1,113
Other accrued liabilities	627	223
Total current liabilities	1,839	1,336

Mortgages, long-term	49,611	49,903
Unfavorable lease intangibles	(10,980)	(11,979)
Other long-term liabilities	9,747	10,151
Intercompany	(5,358)	(5,358)
Total long-term liabilities	43,020	42,717

Total liabilities	44,859	44,053

Stockholders' deficit:
Accumulated deficit	(3,921)	(2,310)

Total liabilities and stockholders' deficit	$ 40,938	$ 41,743
	==============	==============

     For the three months ended June 30, 2005, the consolidation of Clipper included a net loss of $0.3 million, comprised of $1.0 million of interest expense and $0.3 million of depreciation expense, partially offset by a $0.9 million net credit to rent expense. The $0.9 million net credit to rent expense consisted of $1.4 million in the elimination of cash rent paid to Clipper by the New Hampshire operations offset by $0.5 million in elimination of the non-cash unfavorable lease intangible associated with the rent paid to Clipper by the New Hampshire operations.

     For the six months ended June 30, 2005, the consolidation of Clipper included a net loss of $1.2 million, comprised of $2.0 million of interest expense, $0.6 million of depreciation expense, and a $0.4 million loss on extinguishment of debt, partially offset by a $1.8 million net credit to rent expense. The $1.8 million net credit to rent expense consisted of $2.8 million in the elimination of cash rent paid to Clipper by the New Hampshire operations offset by $1.0 million in elimination of the non-cash unfavorable lease intangible associated with the rent paid to Clipper by the New Hampshire operations.

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and we obtained excess insurance policies for claims above those amounts.  The programs had the following self-insured retentions:  (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004 and 2005, $10.0 million per claim, with a single $5.0 million excess layer that attaches at $5.0 million of liability, available for claims made in 2004, 2005 and 2006. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. The mid-year actuarial analysis resulted in a $12.5 million reduction in reserves, of which $0.5 million related to current year operations, $3.4 million related to continuing operations for incidents in prior periods, and $8.6 million related to discontinued operations for incidents in prior periods. For the years 2000 through 2005, these reserves are provided on an undiscounted basis.  We anticipate that the range of exposure will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations. The paid claims for the three months ended June 30, 2005 and 2004 were $4.4 million and $6.1 million, respectively, and $10.4 million for each of the six months ended June 30, 2005 and 2004.

     The majority of our workers' compensation risks are insured through insurance policies with third parties.  Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years.  Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At June 30, 2005, the discounting of these policy periods resulted in a reduction to our reserves of approximately $8.7 million. The mid-year actuarial analysis resulted in a $4.0 million increase in reserves, of which $1.8 million related to continuing operations and $2.2 million related to discontinued operations. Of the $1.8 million for continuing operations, $1.1 million was a reduction to reserves for the current period offset by a $2.9 million increase in reserves for incidents in prior periods. The paid claims for each of the three months ended June 30, 2005 and 2004 were $3.0 million and $5.6 million, respectively, and $9.5 million and $10.6 million, respectively, for the six months ended June 30, 2005 and 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The provision (adjustment) for loss for insurance risks was as indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30 , 2005	June 30, 2004	June 30 , 2005	June 30, 2004

Professional Liability:
Continuing operations	$ 1,621	$ 4,597	$ 6,925	$ 11,576
Discontinued operations	(8,594)	211	(8,476)	587
	$ (6,973)	$ 4,808	$ (1,551)	$ 12,163
	=========	=========	=========	=========
Workers' Compensation:
Continuing operations	$ 6,076	$ 2,688	$ 10,275	$ 8,068
Discontinued operations	2,232	(431)	2,283	129
	$ 8,308	$ 2,257	$ 12,558	$ 8,197
	=========	=========	=========	=========

     A summary of the assets and liabilities related to insurance risks at June 30, 2005 and December 31, 2004 were as indicated (in thousands):

	June 30, 2005			|	December 31, 2004
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets:				|
Restricted cash				|
Current (1)	$ 3,219	$ 15,396	$ 18,615	|	$ 3,103	$ 17,348	$ 20,451
Non-current (2)	-	34,282	34,282	|	-	31,003	31,003
	$ 3,219	$ 49,678	$ 52,897	|	$ 3,103	$ 48,351	$ 51,454
	========	=========	========	|	=========	========	========
Liabilities (3):				|
Self-insurance liabilities				|
Short-term	$ 17,542	$ 15,396	$ 32,938	|	$ 17,967	$ 18,849	$ 36,816
Long-term	73,365	50,313	123,678	|	86,736	43,950	130,686
	$ 90,907	$ 65,709	$ 156,616	|	$ 104,703	$ 62,799	$ 167,502
	========	========	========	|	=========	========	========

(1)

As of June 30, 2005, current portion of restricted cash excluded $4.4 million held for bank collateral, various mortgages and bond payments and $1.1 million held as a reserve for capital expenditures on HUD buildings.  As of December 31, 2004, current portion of restricted cash excluded $4.3 million held for US Trustee fees related to our 2002 bankruptcy, $1.2 million for capital expenditures on HUD buildings and $0.7 million held for various bonds.

(2)	As of June 30, 2005 and December 31, 2004, non-current restricted cash excluded $3.4 million and $3.1 million, respectively, maintained to repay a mortgage.

(3)	Total self-insurance liabilities excluded $3.3 million and $3.4 million at June 30, 2005 and December 31, 2004, respectively, related to our health insurance liabilities.

(9)  Capital Stock

(a) Common Stock

     As of June 30, 2005, Sun had issued 9,908,722 shares of common stock in connection with the extinguishment of liabilities subject to compromise. As of June 30, 2005, we expected to issue up to an additional 91,278 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $2.5 million

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

valued at $27.00 per share by our reorganization plan and was recorded in other long-term liabilities in the June 30, 2005 consolidated balance sheet.  On August 1, 2005, the closing price of our common stock on Nasdaq was $7.08 per share.

(b) Warrants

      In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87.  The warrants have an exercise period of five years.

(c) Equity Incentive Plan

     Our 2004 Equity Incentive Plan (the "2004 Plan") allows for the issuance of up to 2.1 million shares of our common stock. As of June 30, 2005, our employees and directors held options to purchase 1,306,126 shares under the 2004 plan and we had issued 234,886 shares of restricted common stock and awarded 271,009 restricted stock units. As of June 30, 2005, Sun had issued 150,000 shares of restricted common stock valued at $27.00 per share and 84,886 shares of restricted common stock valued at $11.25 per share to its executive officers and key employees on the date of grant. The restricted common stock vests over a four-year period.  Restricted stock awards are outright stock grants.  The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant.  We recognized expense related to the issuance of these stock awards of $0.3 million for each of the three months ended June 30, 2005 and 2004, and $0.6 million for each of the six months ended June 30, 2005 and 2004.

     Our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan") allows for the issuance of up to 40,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of June 30, 2005, our directors held options to purchase 40,000 shares under the Director Plan.

     As of June 30, 2005, we had outstanding options covering an aggregate of 1,346,126 shares of our common stock to our employees and directors, of which 417,500 options were granted with an average strike price of $8.63 per share and expire in 2009, 361,640 options were granted with an average strike price of $7.12 per share and expire in 2011, and 566,986 options were granted with an average strike price of $7.20 per share and expire in 2012. The strike prices were equal to or greater than the estimated market value at date of issuance.  The options vest over a two- to four-year period.

     We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.  We currently do not recognize compensation expense for most of our stock option grants, which are issued at fair market value on the date of grant and accounted for under the intrinsic value method, prescribed in APB No. 25. However, in 2004, we cancelled options with an exercise price of $27.00 per share to eliminate significantly out-of-the money options for our employees. New options totaling 262,700 with an exercise price of $6.85 were granted within six months of this cancellation and are accounted for as variable options.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss) as reported(1)	$ 6,930	$ 7,300	$ 5,762	$ (3,125)
Stock option compensation expense, net of $0 tax	(278)	(151)	(886)	(278)
Pro forma net income (loss)	$ 6,652	$ 7,149	$ 4,876	$ (3,403)
	==========	==========	==========	=========
Net income (loss) per share:
Basic and diluted:
Net income (loss) as reported	$ 0.45	$ 0.48	$ 0.37	$ (0.23)
Stock option compensation expense, net of $0 tax	(0.02)	(0.01)	(0.06)	(0.02)
Pro forma net income (loss)	$ 0.43	$ 0.47	$ 0.31	$ (0.25)
	==========	==========	==========	=========

(1)

Includes total charges to our consolidated statements of income related to restricted stock grants of $0.3 million for each of the three months ended June 30, 2005 and 2004 and $0.6 million for each of the six months ended June 30, 2005 and 2004.

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

     We plan to adopt SFAS No. 123(R) using the modified-prospective method by January 1, 2006. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.9 million for the year ended December 31, 2006, beginning January 1, 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the three and six month periods ended June 30, 2005, include all the common shares that are presently outstanding, common shares to be issued once the prepetition claims are finalized, and the common shares issued as common stock awards.  See "Note 9 - Capital Stock."

      The diluted calculation of income (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. However, in periods of losses from continuing operations, diluted net per share is based upon the weighted average number of common shares outstanding.

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

      The current benefit for income taxes of $12,000 for the three months ended June 30, 2005 consists of $120,000 of IRS refunds received due to NOL carrybacks and $108,000 of estimated state income tax liability for this period.  The current provision for income taxes of $164,000 for the three months ended June 30, 2004 consisted of estimated state income tax liability for that period. These estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. No overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

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

     After considering the reduction in tax attributes discussed above, we have federal NOL carryforwards of $1.1 billion with expiration dates from 2005 through 2025. Various subsidiaries have state NOL carryforwards totaling $873.4 million with expiration dates through the year 2025. In addition, we have capital loss carryforwards of $262.9 million, of which $260.4 million, $2.1 million and $0.4 million will expire in 2006, 2007, and 2008, respectively. Our alternative minimum tax credit carryforward of $3.6 million has no expiration date.  Our $7.2 million of other tax credit carryforwards will expire in years 2005 through 2022.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Although we have had significant changes in the ownership of our stock since our emergence from bankruptcy as a result of changes in the holdings of our 5% or more stockholders and our private placement of common stock and accompanying warrants, a second ownership change has not yet occurred. However, future acquisitions and/or capital needs may necessitate the issuance of additional shares which could trigger such a change. In addition, subsequent changes in the holdings of current or future 5% or more shareholders could result in a second ownership change.  The acquisition of Peak Medical Corporation, if consummated, would result in a second ownership change. The resulting base Section 382 limitation that would be imposed on us upon this second ownership change could significantly limit the use of our tax attributes for federal income tax purposes and would depend on our value at that time as calculated under the applicable Treasury Regulations.

(12)  Other Events

(a)  Litigation

      In February 2003, the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA"), which is a division of the Office of the Attorney General of the State of California, alleged that we violated the terms of the Permanent Injunction and Final Judgment (the "PIFJ") entered in October 2001.  Those allegations were reiterated in correspondence we received from the BMFEA in October 2004 and again in correspondence received in February 2005.  Pursuant to the PIFJ, we are enjoined from engaging in violations of federal or state statutes or regulations governing the operation of health care facilities in the State of California.  The BMFEA has continued to allege that our California facilities have had inadequate staffing, training and supervision. To remedy these alleged violations, the BMFEA requested that we pay its costs of the investigation, the costs of an independent audit of our operations in California, and an unspecified cash penalty.  We believe that we are, in fact, currently in full compliance with the PIFJ; however, unless the matter is settled, it is likely that the BMFEA will initiate one or more legal proceedings against us to assert a violation.  We cannot predict the remedies that a court may ultimately award against us, or the cost to us resulting from an adverse outcome in this matter.  An adverse outcome in these matters could have a material adverse effect on our financial position, results of operations and cash flows. We intend to defend this matter vigorously.

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

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and its subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.  At June 30, 2005, we operated 103 long-term care facilities (consisting of 86 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,616 licensed beds as compared with 106 facilities with 10,824 licensed beds at June 30, 2004. This segment also includes our Part B billing company, Americare Health Services ("Americare"), which provides Part B billing services such as enteral feeding, urological and wound care, to 90 affiliated facilities and 134 nonaffiliated facilities.

Rehabilitation Therapy Services: This segment provides, through SunDance Rehabilitation Corporation ("SunDance"), physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities and independent living facilities.  At June 30, 2005, this segment provided services to 405 facilities, of which 316 were nonaffiliated and 89 were affiliated, as compared to 399 facilities at June 30, 2004, of which 307 were nonaffiliated and 92 were affiliated.

Medical Staffing Services: This segment provides temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) related medical personnel and (v) physician placement.  As of June 30, 2005, CareerStaff had 28 division offices which provided temporary therapy and nursing staffing services in major metropolitan areas, and one division office which specialized in the placement of temporary traveling therapists and nurses in smaller cities and rural areas.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

Segment Information (in thousands):

As of and for the Three Months Ended June 30, 2005	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 152,171	$ 26,016	$ 16,768	$ 15,076	$ 4,440	$ 2	$ -	$ 214,473	$ 599

Intersegment revenues	1	9,287	192	-	45	-	(9,525)	-	-

Total revenues	152,172	35,303	16,960	15,076	4,485	2	(9,525)	214,473	599

Operating salaries and benefits	76,176	24,330	13,619	11,050	2,807	-	-	127,982	518

Self-insurance for workers'
compensation and general and
professional liability insurance	6,420	438	234	394	132	79	-	7,697	(6,362)

Other operating costs	42,816	6,453	983	1,694	1,398	-	(9,525)	43,819	746

General and administrative expenses	3,340	1,851	516	317	30	10,858	-	16,912	4

Provision (adjustment) for losses on
accounts receivable	648	(186)	(112)	77	581	-	-	1,008	10

Segment operating income (loss)	$ 22,772	$ 2,417	$ 1,720	$ 1,544	$ (463)	$ (10,935)	$ -	$ 17,055	$ 5,683

Facility rent expense	9,000	129	172	448	94	-	-	9,843	(6)

Depreciation and amortization	1,606	74	70	237	100	228	-	2,315	1

Interest, net	1,619	69	1	2	-	1,361	-	3,052	(1)

Net segment income (loss)	$ 10,547	$ 2,145	$ 1,477	$ 857	$ (657)	$ (12,524)	$ -	$ 1,845	$ 5,689
	=======	========	========	========	=========	=======	========	=========	========

Identifiable segment assets	$ 184,798	$ 28,998	$ 15,520	$ 11,765	$ 3,954	$ 445,158	$ (368,052)	$ 322,141	$ 2,190

Segment capital expenditures	$ 2,980	$ 109	$ 57	$ 15	$ 60	$ 924	$ -	$ 4,145	$ -

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

As of and for the Three Months Ended June 30, 2004	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 146,395	$ 26,187	$ 13,628	$ 13,789	$ 4,764	$ 13	$ -	$ 204,776	$ 9,475

Intersegment revenues	(149)	8,375	533	-	51	-	(8,810)	-	-

Total revenues	146,246	34,562	14,161	13,789	4,815	13	(8,810)	204,776	9,475

Operating salaries and benefits	72,150	22,898	10,856	9,904	2,612	1	-	118,421	7,585

Self-insurance for workers'
compensation and general and
professional liability insurance	7,028	(123)	106	323	(90)	41	-	7,285	(220)

Other operating costs (1)	36,061	6,721	1,046	1,804	1,415	1	(8,810)	38,238	6,159

General and administrative expenses	2,767	831	834	204	113	10,412	-	15,161	115

Provision for losses on
accounts receivable	309	439	1	145	136	-	-	1,030	1,988

Segment operating income (loss)	$ 27,931	$ 3,796	$ 1,318	$ 1,409	$ 629	$ (10,442)	$ -	$ 24,641	$ (6,152)

Facility rent expense	8,692	150	193	449	93	-	-	9,577	221

Depreciation and amortization	1,232	57	47	155	74	167	-	1,732	102

Interest, net	796	(4)	-	29	(46)	1,066	-	1,841	13

Net segment income (loss)	$ 17,211	$ 3,593	$ 1,078	$ 776	$ 508	$ (11,675)	$ -	$ 11,491	$ (6,488)
	=======	========	========	========	==========	========	========	=========	========

Identifiable segment assets	$ 140,938	$ 30,480	$ 10,707	$ 10,730	$ 4,777	$ 463,762	$ (360,449)	$ 300,945	$ 11,248

Segment capital expenditures	$ 1,866	$ 33	$ 16	$ 38	$ 83	$ 605	$ -	$ 2,641	$ 419

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

(1) Includes $3,734 for gain on extinguishment of debt in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

As of and for the Six Months Ended June 30, 2005	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 300,982	$ 49,992	$ 31,636	$ 29,887	$ 9,151	$ 8	$ -	$ 421,656	$ 2,099

Intersegment revenues	(1)	18,126	363	-	99	-	(18,587)	-	-

Total revenues	300,981	68,118	31,999	29,887	9,250	8	(18,587)	421,656	2,099

Operating salaries and benefits	151,054	47,605	25,833	22,244	5,611	-	-	252,347	1,638

Self-insurance for workers'
compensation and general and
professional liability insurance	14,696	864	450	775	257	158	-	17,200	(6,193)

Other operating costs (1)	84,665	11,906	1,787	3,437	2,734	-	(18,587)	85,942	1,535

General and administrative expenses	6,466	3,697	1,078	580	30	22,691	-	34,542	10

Provision (adjustment) for losses on
accounts receivable	1,253	(452)	(61)	111	786	-	-	1,637	31

Segment operating income (loss)	$ 42,847	$ 4,498	$ 2,912	$ 2,740	$ (168)	$ (22,841)	$ -	$ 29,988	$ 5,078

Facility rent expense	17,910	254	341	894	185	-	-	19,584	55

Depreciation and amortization	3,072	128	118	430	249	449	-	4,446	2

Interest, net	3,481	(9)	3	5	-	2,229	-	5,709	(4)

Net segment income (loss)	$ 18,384	$ 4,125	$ 2,450	$ 1,411	$ (602)	$ (25,519)	$ -	$ 249	$ 5,025
	=======	========	=========	========	=========	=======	========	=========	========

Identifiable segment assets	$ 184,798	$ 28,998	$ 15,520	$ 11,765	$ 3,954	$ 445,158	$ (368,052)	$ 322,141	$ 2,190

Segment capital expenditures	$ 4,902	$ 189	$ 104	$ 105	$ 109	$ 2,285	$ -	$ 7,694	$ 23

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

As of and for the Six Months Ended June 30, 2004	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 291,044	$ 53,658	$ 27,403	$ 27,575	$ 9,694	$ 44	$ -	$ 409,418	$ 17,635

Intersegment revenues	(301)	16,621	1,089	-	104	-	(17,513)	-	-
Total revenues	290,743	70,279	28,492	27,575	9,798	44	(17,513)	409,418	17,635
Operating salaries and benefits	145,121	47,950	22,048	20,041	5,318	1	-	240,479	15,850
Self-insurance for workers'
compensation and general and
professional liability insurance	18,011	123	366	911	108	125	-	19,644	716
Other operating costs (1)	76,801	11,876	2,209	3,296	2,839	2	(17,513)	79,510	9,613
General and administrative expenses	5,707	1,653	1,600	464	228	21,855	-	31,507	268
Provision for losses on accounts
receivable	1,300	1,325	331	220	223	-	-	3,399	2,548
Segment operating income (loss)	$ 43,803	$ 7,352	$ 1,938	$ 2,643	$ 1,082	$ (21,939)	$ -	$ 34,879	$ (11,360)
Facility rent expense	18,163	308	416	900	180	-	-	19,967	520
Depreciation and amortization	2,456	165	91	302	146	291	-	3,451	194
Interest, net	1,663	(5)	1	31	(46)	2,313	-	3,957	26

Net segment income (loss)	$ 21,521	$ 6,884	$ 1,430	$ 1,410	$ 802	$ (24,543)	$ -	$ 7,504	$ (12,100)
	=======	========	========	========	=========	=======	========	=========	========

Identifiable segment assets	$ 140,938	$ 30,480	$ 10,707	$ 10,730	$ 4,777	$ 463,762	$ (360,449)	$ 300,945	$ 11,248

Segment capital expenditures	$ 2,823	$ 35	$ 23	$ 63	$ 123	$ 1,212	$ -	$ 4,279	$ 643

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

(1)  Includes $3,734 for gain on extinguishment of debt in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Income

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see our 2004 Form 10-K - Note 3).  We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following table reconciles net segment income to consolidated income (loss) before income taxes and discontinued operations:

	For the Three Months Ended
	June 30, 2005	June 30, 2004

Net segment income	$ 1,845	$ 11,491
Restructuring costs, net	(37)	(453)
(Loss) gain on sale of assets, net	(562)	396
Income before income taxes and discontinued operations	$ 1,246	$ 11,434
	===========	==========

	For the Six Months Ended
	June 30, 2005	June 30, 2004

Net segment income	$ 249	$ 7,504
Loss on asset impairment	(361)	-
Restructuring costs, net	(107)	(1,287)
(Loss) gain on sale of assets, net	(868)	375
(Loss) income before income taxes and discontinued operations	$ (1,087)	$ 6,592
	===========	==========

(14)  Restructuring Costs

      We have substantially completed the restructuring that we commenced in January 2003. We expect to transition one remaining facility to a new operator by the end of 2005.  We adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), for all divestiture activities initiated after December 31, 2002. We have recognized these expenses in the income statement line "restructuring costs, net" as they are incurred. All of the costs are under the Corporate reportable segment.  We have no liability account associated with this restructuring activity because all of the related expenses have been paid when incurred.

     We have incurred $16.7 million in costs since the restructuring commenced in January 2003 and estimate $16.8 million in total expected restructuring costs. There were no significant costs related to the restructuring for the three and six months ended June 30, 2005.

 (15)  Subsequent Events

     On June 30, 2005, we sold a skilled nursing facility for approximately $1.0 million.  Although the sale of the facility was final, we continued to operate the facility pursuant to a lease arrangement until the new owner obtained licensure on August 1, 2005, at which time the new owner took over operations of the facility.  The net revenues for the three and six months ended June 30, 2005 for this facility were $0.6 million and $1.2 million, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2004, respectively.  The net operating losses for the three and six months ended June 30, 2005 for this facility were $0.1 million and $0.2 million, respectively, and $0.1 million for each of the three and six months ended June 30, 2004.  Our rehabilitation therapy operations did not earn any significant intersegment revenues for providing services to this facility during the three and six months ended June 30, 2005 and June 30, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On August 3, 2005, we entered into an $11.0 million Loan and Security Agreement with CapitalSource Finance LLC ("CapitalSource"), which is secured by three of our facilities.  The proceeds of this financing were used to pay down our Revolving Loan Agreement with CapitalSource, which was amended in April 2005 to provide us with a short-term advance of $10.0 million related to these properties while we finalized the mortgage financing.

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

     Forward-looking statements (such as the statements below regarding our operating cash flow) involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors (such as governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them) described in our 2004 Annual Report on Form 10-K (see "Item 1 - Business - Forward Looking Statements") and other factors, including the following:

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

-

We have funded our operations in part with the proceeds of an equity offering completed in January 2004 and borrowings under our Revolving Loan Agreement. We will require such resources to continue to operate our business until our operations generate sufficient cash flow to do so, and, although we anticipate that our operations will begin to generate positive cash flow during the second half of 2005, we cannot be certain when or if that will happen. During the three and six months ended June 30, 2005, we experienced a net cash decrease from operations of $1.7 million and $17.9 million, respectively;

-

In May 2005, we signed a definitive agreement to acquire Peak Medical Corporation ("Peak"). We anticipate that the acquisition of Peak will be completed in the fourth quarter of 2005. We may not be able to combine successfully the operations of Peak with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of Peak with our operations will also require significant attention from management, possibly reducing its ability to focus on other operations or other projects. Any delays or increased costs of combining the two companies could adversely affect our operations, financial results and liquidity; and

-	If the acquisition of Peak is not consummated, we would under certain circumstances be required to pay a $2.2 million termination fee to Peak under certain circumstances.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     On May 16, 2005, we signed a definitive agreement to acquire Peak Medical Corporation, an Albuquerque-based healthcare company ("Peak"), in exchange for approximately nine million shares of our common stock.  Peak operates or manages an aggregate of 62 inpatient facilities that include skilled nursing facilities, independent and assisted living residences and a small hospice operation. Peak's operations are located in seven states with more than 5,300 licensed beds and 900 managed beds. The seven states are contiguous to our western operating locations. At May 31, 2005, Peak had approximately 4,900 employees serving more than 4,800 residents and patients on a daily basis.  The transaction is expected to close in the fourth quarter of 2005, subject to certain closing conditions that include stockholder, regulatory and other approvals.  There can be no assurance that we will be able to consummate the acquisition of Peak.

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

	For the				For the
	Three Months Ended				Six Months Ended
Consolidated:	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
Sources of Revenues
Medicaid	$ 74,077	34.5%	$ 73,982	36.1%	$146,944	34.8%	$146,353	35.7%
Medicare	60,485	28.2	54,050	26.4	119,277	28.3	108,060	26.4
Private pay and other	79,911	37.3	76,744	37.5	155,435	36.9	155,005	37.9
Total	$214,473	100.0%	$204,776	100.0%	$421,656	100.0%	$409,418	100.0%
	======	=====	======	=====	======	=====	======	=====

	For the				For the
	Three Months Ended				Six Months Ended
Inpatient Only:	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
Sources of Revenues
Medicaid	$ 70,827	46.5%	$ 70,825	48.4%	$140,401	46.6%	$140,167	48.2%
Medicare	48,061	31.6	43,802	30.0	94,147	31.3	87,065	29.9
Private pay and other	33,283	21.9	31,618	21.6	66,434	22.1	63,512	21.9
Total	$152,171	100.0%	$146,245	100.0%	$300,982	100.0%	$290,744	100.0%
	======	=====	======	=====	======	=====	======	=====

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the average amounts of Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
SNF	$ 323.91	$ 311.68	$ 322.57	$ 312.44
Hospital	$ 1,090.13	$ 1,047.52	$ 1,052.83	$ 1,021.58

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

     The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, in fiscal years 1999 and 2000 Congress implemented add-on payments to restore substantial Medicare funding to skilled nursing facilities and other healthcare providers that was originally eliminated by the 1997 Act. Two of those add-ons remain in place today: a 6.7% increase for patients requiring intense rehabilitation and a 20.0% increase for patients requiring complex medical care.  Although these two add-ons are scheduled to expire when CMS releases refinements to the current RUG payment system, the current RUG payment system and add-ons would remain in place for the 2005 fiscal year (October 1, 2004 - September 30, 2005).

     CMS issued a 2.8% market basket increase effective with the 2005 Federal fiscal year beginning October 1, 2004, which when taken into consideration with the Federal wage index adjustments was a 3.0% increase. We estimate our Medicare revenues increased approximately $1.1 million ($9.63 per Medicare patient day) and $2.1 million ($9.65 per Medicare patient day) for the three and six months ending June 30, 2005, respectively, as a result of the market basket increase and the Federal wage adjustment.

     On July 28, 2005, CMS issued a final regulation implementing new payment rates for nursing homes that become effective for the 2006 Federal fiscal year (October 1, 2005 - September 30, 2006). The new regulations include the following elements that become effective on October 1, 2005: a 3.1% market basket increase, and a blended phase-in over a two-year period (October 1, 2005 -September 30, 2007) of revisions to the rates paid to nursing homes depending upon their geographic location. We estimate the impact of these two changes would increase our revenues by approximately $1.0 million ($9.51 per Medicare patient day) for the three months ending December 31, 2005.  In addition, the following elements become effective January 1, 2006: removal of the 6.7% and 20.0% add-on payments, expanding the number of RUG categories from 44 to 53, and increasing the nursing case-mix weight for all 53 RUG categories by 8.51%. We estimate the combined impact of these five changes would decrease our revenue by approximately $2.7 million ($8.87 per Medicare patient day) for the nine months ending September 30, 2006.

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

    The 1997 Act also implemented "therapy caps" applicable to Medicare Part B payments that would limit the amount of reimbursement we receive for providing rehabilitation therapy.  The Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement Act of 2000 placed a moratorium on the therapy caps.  The moratorium was lifted during the period of September 1, 2003 to December 7, 2003.  However, the Medicare Prescription

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Drug, Improvement and Modernization Act of 2003 re-enacted the moratorium on the therapy caps effective December 8, 2003 through December 31, 2005. In the event that the therapy caps become effective on January 1, 2006, we estimate our annual rehabilitation therapy services' revenue and our annual inpatient services' revenue could decrease by approximately $15.2 million and $1.0 million, respectively. In such event, we would seek to reduce rehabilitation therapy services expenses.

     Medicare Part B payments are generally adjusted annually, effective upon the calendar year beginning January 1 and ending December 31.  For the calendar year beginning January 1, 2005, rehabilitation therapy services rates were decreased 1.5%.  We estimate that our revenues decreased approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively, as a result of the reduced rates.

     Our home health Medicare payment rates increased 2.1% for the calendar year beginning January 1, 2005 and ending December 31, 2005, which we estimate increased our Medicare revenues for three and six months ending June 30, 2005 by approximately $0.2 and $0.4 million, respectively. On July 14, 2005 CMS proposed a 3.3% market basket increase and a revision to the rates paid to facilities depending upon their geographic location for the period beginning January 1, 2006 and ending December 31, 2006, which we estimate will increase our annual Medicare revenues by $1.3 million if the proposed rules become final.

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

     The following table sets forth the average amounts of Medicaid revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
SNF	$ 135.49	$ 132.83	$ 135.55	$ 132.04
Hospital	$ 870.71	$ 880.97	$ 882.31	$ 905.52

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

     Nine of the states that we operate in impose a provider tax against nursing homes as a method of increasing federal matching funds paid to those states for Medicaid: Alabama, Georgia, Massachusetts, New Hampshire, North Carolina, Ohio, Tennessee, Washington and West Virginia. In addition, California recently submitted a provider tax program to CMS for approval. Those states that have imposed the provider tax have used the matching funds to fund Medicaid reimbursement rates paid to nursing homes, although the amount of the funding varies by state. If CMS approves California's provider tax, we estimate our net Medicaid revenues will increase $1.3 million (4.4%) for

August 1, 2004 through July 31, 2005 and an additional $2.0 million (6.7%) for August 1, 2005 through July 31, 2006 above July 2004 revenues for the facilities we currently operate. Under current rules, the provider tax cannot exceed six percent of revenues.  President Bush included in his Federal fiscal year 2006 budget proposal a phase down of the allowable tax rate from six percent to three percent of revenues, which, if enacted, will reduce the federal matching funds for states that exceed the three percent limit. On April 28, 2005 Congress passed a budget resolution that will delay any Medicaid cuts until Federal fiscal year 2007 (October 1, 2006 through September 30, 2007), although the resolution requires $10 billion in reductions in the Medicaid program.  The resolution created a Medicaid commission that will develop policy recommendations on how to produce the $10 billion in Medicaid reductions, and it is not certain if the reductions will affect our Medicaid rates.

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

     We receive approximately 37% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

Critical Accounting Policies Update

     We self-insure for the majority of our insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. In addition, in certain states in which we operate, state law prohibits insurance coverage for punitive damages arising from general and professional liability litigation, and we could be held liable for punitive damages in those states. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on twice yearly actuarial analyses, obtained during the second and fourth quarters, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     We believe there have been no significant changes during the three months ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented, (in thousands):

	For the				For the
	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

Inpatient Services	$ 152,172	70.9%	$ 146,246	71.4%	$ 300,981	71.3%	$ 290,743	71.0%
Rehabilitation Therapy
Services	35,303	16.5	34,562	16.9	68,118	16.2	70,279	17.2
Medical Staffing Services	16,960	7.9	14,161	6.9	31,999	7.6	28,492	7.0
Home Health Services	15,076	7.0	13,789	6.7	29,887	7.1	27,575	6.7
Laboratory and Radiology
Services	4,485	2.1	4,815	2.4	9,250	2.2	9,798	2.4
Corporate	2	-	13	-	8	-	44	-
Intersegment Eliminations	(9,525)	(4.4)	(8,810)	(4.3)	(18,587)	(4.4)	(17,513)	(4.3)

Total net revenues	$ 214,473	100.0%	$ 204,776	100.0%	$ 421,656	100.0%	$ 409,418	100.0%
	========	====	========	====	========	=====	========	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented, (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Inpatient Services	$ 1	$ (149)	$ (1)	$ (301)
Rehabilitation Therapy Services	9,287	8,375	18,126	16,621
Medical Staffing Services	192	533	363	1,089
Laboratory and Radiology Services	45	51	99	104
Total affiliated revenue	$ 9,525	$ 8,810	$ 18,587	$ 17,513
	=========	=========	=========	=========

     The following table sets forth the amount of net segment income for the periods presented, (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Inpatient Services	$ 10,547	$ 17,211	$ 18,384	$ 21,521
Rehabilitation Therapy Services	2,145	3,593	4,125	6,884
Medical Staffing Services	1,477	1,078	2,450	1,430
Home Health Services	857	776	1,411	1,410
Laboratory and Radiology Services	(657)	508	(602)	802
Net segment income before Corporate	14,369	23,166	25,768	32,047

Corporate	(12,524)	(11,675)	(25,519)	(24,543)

Net segment income	$ 1,845	$ 11,491	$ 249	$ 7,504
	===========	==========	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended
	June 30, 2005	June 30, 2004

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	59.6	57.8
Self-insurance for workers' compensation and general
and professional liability insurance	3.6	3.6
Other operating costs	20.4	20.5
Facility rent expense	4.6	4.7
General and administrative expenses	7.9	7.4
Depreciation	0.5	0.3
Amortization	0.6	0.5
Provision for losses on accounts receivable	0.5	0.5
Interest, net	1.4	0.9
Restructuring costs, net	-	0.2
Loss (gain) on sale of assets, net	0.3	(0.2)
Gain on extinguishment of debt, net	-	(1.8)
Total costs and expenses	99.4	94.4

Income before income taxes and discontinued operations	0.6	5.6
Income tax (benefit) expense	-	0.1
Income (loss) on discontinued operations, net	2.6	(1.9)

Net income	3.2%	3.6%
	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Six Months Ended
	June 30, 2005	June 30, 2004

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	59.9	58.8
Self-insurance for workers' compensation and general
and professional liability insurance	4.1	4.8
Other operating costs	20.3	20.3
Facility rent expense	4.6	4.9
General and administrative expenses	8.2	7.7
Depreciation	0.5	0.3
Amortization	0.5	0.5
Provision for losses on accounts receivable	0.4	0.8
Interest, net	1.4	1.0
Loss on asset impairment	0.1	-
Restructuring costs, net	-	0.3
Loss (gain) on sale of assets, net	0.2	(0.1)
Loss (gain) on extinguishment of debt, net	0.1	(0.9)
Total costs and expenses	100.3	98.4

(Loss) income before income taxes and discontinued
operations	(0.3)	1.6
Income tax benefit	(0.2)	(0.3)
Income (loss) on discontinued operations, net	1.5	(2.7)

Net income (loss)	1.4%	(0.8%)
	==========	==========

      The following discussions of the "Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004" and the "Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

 Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Results of Operations

      Net revenues increased $9.7 million, or 4.7%, to $214.5 million for the three months ended June 30, 2005 from $204.8 million for the three months ended June 30, 2004. We reported net income for the second quarter of 2005 of $6.9 million compared to net income of $7.3 million for the second quarter of 2004.

     The net income for the 2005 period included:

-	a reduction of $3.9 million of general and professional liability self-insurance reserves for continuing operations primarily related to incidents in prior periods; and

-

$5.7 million net income from discontinued operations, comprised primarily of a net $6.4 million favorable adjustment for insurances reflected by a reduction of $8.6 million of general and professional liability self-insurance reserves, offset by an increase of $2.2 million in workers' compensation self-insurance reserves;

offset by

-	a net increase of $1.8 million of workers' compensation self-insurance reserves for continuing operations

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

primarily related to incidents in prior periods;

-	a $0.8 million increase in group health insurance reserves due to an increase in claims during the quarter; and

-	a $0.6 million net loss on sale of assets associated with the write-down of the value of land and a building held for sale.

     The net income for the 2004 period included:

-	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages;

-	a reduction of $2.6 million of workers' compensation self-insurance reserves for continuing operations primarily related to incidents in prior periods;

-	a reduction of $2.1 million of general and professional liability self-insurance reserves for continuing operations, of which $0.1 million related to incidents in prior periods;

-	a $1.2 million decrease in health insurance costs due to fewer claims outstanding;

-	a $1.0 million revenue increase resulting from the implementation of the North Carolina provider tax;

-	$0.5 million in restructuring-related vendor discounts; and

-	a $0.4 million gain on sale of assets related to the sale of land;

offset by

-

a $4.0 million loss from discontinued operations, comprised primarily of a $3.5 million of losses associated with the California laboratory and radiology operations that included an increase in the provision for losses of $1.2 million, offset in part by a net $1.3 million reduction in self-insurance reserves for discontinued operations.

Inpatient Services

     Net revenues from Inpatient Services increased $6.0 million, or 4.1%, to approximately $152.2 million for the three months ended June 30, 2005 from approximately $146.2 million for the three months ended June 30, 2005. The increase in net revenues for the Inpatient Services segment was primarily the result of:

-	a 110 basis point improvement, or $4.3 million, in Medicare patient mix to 14.2% from 13.1% of total occupancy; and

-	higher per diem rates in all payor categories, partially offset by a decline in overall occupancy of 30 basis points to 89.9% from 90.2%.

     Operating salaries and benefits expenses increased $4.1 million, or 5.7%, to approximately $76.2 million for the three months ended June 30, 2005 from approximately $72.1 million for the three months ended June 30, 2004. The increase was primarily due to wage increases and an increase in labor hours associated with an increase in Medicare census coupled with an increase of $0.3 million in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance decreased approximately $0.6 million, or 8.6%, to $6.4 million for the three months ended June 30, 2005 as compared to $7.0 million for the three months ended June 30, 2004.  The decrease was, in part, due to:

-	a $3.0 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

-	a $2.4 million increase related to workers' compensation costs primarily related to incidents in prior periods caused by the degradation of claims experience for the 2001 and 2003 policy years.

     Other operating costs increased approximately $6.7 million, or 18.6%, to $42.8 million for the three months ended June 30, 2005 from $36.1 million for the three months ended June 30, 2004.  The increase was primarily due to a $3.7 million one-time credit in 2004 recorded for the extinguishment of debt, an increase of $1.3 million in supplies for pharmacy and chargeable medical supplies due to an increase in our Medicare customer base, a $1.0 million increase in legal costs in 2005 over 2004 due to a reduction in reserves recorded in the second quarter of 2004, and increases in contract labor and administrative expenses of $0.5 million and $0.2 million, respectively.

     Facility rent expense increased approximately $0.3 million, or 3.4%, to $9.0 million for the three months ended June 30, 2005 from $8.7 million for the three months ended June 30, 2004, primarily due to normal rent escalations.

     General and administrative expenses increased to approximately $3.3 million for the three months ended June 30, 2005 from approximately $2.8 million for the three months ended June 30, 2004. The $0.5 million, or 17.9%, increase was primarily due to inflationary wage increases for regional office personnel and the addition of strategic positions to enhance Medicare patient mix.

     Depreciation and amortization increased $0.4 million, or 33.3%, to approximately $1.6 million for the three months ended June 30, 2005 from approximately $1.2 million for the three months ended June 30, 2004. The increase was primarily attributable to routine capital expenditures.

     The provision for losses on accounts receivable increased $0.3 million, or 100%, to approximately $0.6 million for the three months ended June 30, 2005 from approximately $0.3 million for the three months ended June 30, 2004 due to recoveries received in 2004.

     Net interest expense for the three months ended June 30, 2005 was approximately $1.6 million as compared to $0.8 million for the three months ended June 30, 2004.  The $0.8 million increase was primarily due to the consolidation of Clipper beginning on July 1, 2004.

Rehabilitation Therapy Services

     Net revenues from Rehabilitation Therapy Services increased $0.7 million, or 2.0%, to approximately $35.3 million for the three months ended June 30, 2005 from approximately $34.6 million for the three months ended June 30, 2004. The increase was primarily due to the increase in nonaffiliated revenues during the quarter. Nonaffiliated contracts serviced increased to 316 for the three months ended June 30, 2005 from 307 for the three months ended June 30, 2004.

     Operating salaries and benefits expenses increased $1.4 million, or 6.1%, to approximately $24.3 million for the three months ended June 30, 2005 from approximately $22.9 million for the three months ended June 30, 2004. The increase was primarily driven by inflationary wage increases coupled with $0.3 million of increased costs associated with health insurance, offset in part by a $0.4 million reclassification to general and administrative expense of salaries and benefits for overhead staff that were recorded to operating salaries and benefits in 2004.

     Self-insurance for workers' compensation and general and professional liability expenses increased approximately $0.5 million, to $0.4 million for the three months ended June 30, 2005 from a credit of approximately $0.1 million for the three months ended June 30, 2004. The increase was directly attributable to a degradation in claims experience.

      Other operating costs, including contract labor expenses, decreased $0.2 million, or 3.0%, to $6.5 million for the three months ended June 30, 2005 from $6.7 million for the three months ended June 30, 2004.  The decrease was primarily due to the reclassification to general and administrative expense of $0.3 million of help wanted advertising and collection costs that were recorded to other operating expense in 2004.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $1.1 million, or 137.5%, to approximately $1.9 million for the three months ended June 30, 2005 from approximately $0.8

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

million for the three months ended June 30, 2004. The increase was primarily due to a $0.7 million reclassification of overhead salaries and benefits, and help wanted advertising and collection costs, included in operating salaries and benefits, and other operating costs, respectively, in 2004, coupled with inflationary wage increases and revised recruitment bonus programs associated with initiatives to attract new business and retain staff.

     The provision for losses on accounts receivable decreased $0.6 million, or 150.0%, to a credit of approximately $0.2 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. The decrease in expense in the second quarter of 2005 was primarily due to significant improvement in collections.

Medical Staffing Services

     Net revenues from Medical Staffing Services increased $2.8 million, or 19.7%, to approximately $17.0 million for the three months ended June 30, 2005 from approximately $14.2 million for the three months ended June 30, 2004.  The increase was primarily the result of:

-

an increase of approximately $2.6 million in nonaffiliated revenues due to increased staffing of hospitals and other healthcare facilities, driven by an increase in billable hours, increased bill rates and services provided to a broader and more divergent customer base; and

-	an increase of approximately $0.5 million in revenues due to the acquisition in April 2005 of two small staffing companies;

offset by

-	a decrease of approximately $0.3 million in affiliated revenues to our inpatient facilities.

     Operating salaries and benefits expenses were approximately $13.6 million for the three months ended June 30, 2005 as compared to approximately $10.9 million for the three months ended June 30, 2004, an increase of approximately $2.7 million, or 24.8%. Of the increase, $2.4 million was tied directly to the increase in nonaffiliated revenue and the remaining $0.3 million resulted from the acquisitions mentioned above.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.3 million, or 37.5%, to approximately $0.5 million for the three months ended June 30, 2005 from approximately $0.8 million for the three months ended June 30, 2004.  The decrease was primarily due to the containment of administrative expenses.

Home Health Services

     Net revenues from Home Health Services increased approximately $1.3 million, or 9.4%, to $15.1 million for the three months ended June 30, 2005 from approximately $13.8 million for the three months ended June 30, 2004.  The increase in revenues was comprised primarily of an increase in Medicare episodes and revenue rates.

     Operating salaries and benefits expenses increased approximately $1.1 million, or 11.1%, to $11.0 million for the three months ended June 30, 2005 from approximately $9.9 million for the three months ended June 30, 2004. The increase was primarily the result of the increase in revenues as discussed above, standard merit increases, and an increase in paid-time-off benefits..

     Self-insurance for workers' compensation and general and professional liability expenses increased approximately $0.1 million, or 33.3%, to $0.4 million for the three months ended June 30, 2005 from approximately $0.3 million for the three months ended June 30, 2004. The increase was directly attributable to a degradation in claims experience.

     Other operating costs decreased $0.1 million, or 5.6%, to $1.7 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004.  The decrease was due primarily to reductions in administrative and supplies expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.1 million, or 50.0%, to approximately $0.3 million for the three months ended June 30, 2005 from approximately $0.2 million for the three months ended June 30, 2004.  The increase was primarily due to one-time consulting fees related to revenue growth initiatives, and recruitment fees for a senior-level position.

Laboratory and Radiology Services

     Net revenues from Laboratory and Radiology Services decreased $0.3 million, or 6.3%, to approximately $4.5 million for the three months ended June 30, 2005 from approximately $4.8 million for the three months ended June 30, 2004, due to a decrease in contracts in our northeast laboratory operations.

     Operating salaries and benefits expenses increased approximately $0.2 million, or 7.7%, to $2.8 million for the three months ended June 30, 2005 from approximately $2.6 million for the three months ended June 30, 2004. The increase was primarily the result of an increase in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability expenses increased approximately $0.2 million, or 200.0%, to $0.1 million for the three months ended June 30, 2005 from a credit of approximately $0.1 million for the three months ended June 30, 2004. The increase was due to a degradation in claims experience.

     The provision for losses on accounts receivable increased $0.5 million to approximately $0.6 million for the three months ended June 30, 2005 from approximately $0.1 million for the three months ended June 30, 2004. The increase was primarily the result of an increase in the allowance for doubtful accounts due to certain slow-paying and uncollectible accounts.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to operating segments increased $0.5 million, or 4.8%, to approximately $10.9 million for the three months ended June 30, 2005 from approximately $10.4 million for the three months ended June 30, 2004. The increase was primarily due to restructuring-related vendor discounts in 2004 that did not reoccur in 2005.

Interest Expense

     Net interest expense not directly attributed to operating segments increased $0.3 million to approximately $1.4 million for the three months ended June 30, 2005 from approximately $1.1 million for the three months ended June 30, 2004. The increase was primarily due to the interest incurred for the borrowings on our credit line.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Results of Operations

     Net revenues increased $12.3 million, or 3.0%, to $421.7 million for the six months ended June 30, 2005 from $409.4 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $5.8 million compared to a net loss of $3.1 million for the same period 2004.

     The net income for the 2005 period included:

-	a reduction of $3.9 million of general and professional liability self-insurance reserves for continuing operations primarily related to incidents in prior periods; and

-

$6.0 million net income from discontinued operations, comprised primarily of a net $6.4 million favorable adjustment for insurances reflected by a reduction of $8.6 million of general and professional liability self-insurance reserves, offset by an increase of $2.2 million in workers' compensation self-insurance reserves;

offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a net increase of $1.8 million of workers' compensation self-insurance reserves for continuing operations primarily related to incidents in prior periods;

-	a $0.9 million loss on sale of assets, net, associated with the write-down of the values associated with land and buildings held for sale;

-	a $0.8 million increase in group health insurance reserves due to an increase in claims during the quarter; and

-	a $0.4 million loss on extinguishment of debt related to the refinance of a Clipper facility mortgage.

     The net loss for the 2004 period included:

-

net losses on discontinued operations of $10.8 million, comprised primarily of $8.5 million associated with the California laboratory and radiology operations that included a revenue adjustment of $3.3 million and a provision for loss adjustment of $1.2 million, offset in part by a net $1.3 million reduction in self-insurance reserves; and

-	restructuring charges of $1.3 million;

offset by

-	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages;

-	a reduction of $2.6 million of workers' compensation self-insurance reserves for continuing operations primarily related to incidents in prior periods;

-	a reduction of $2.1 million of general and professional liability self-insurance reserves for continuing operations, of which $0.1 million related to incidents in prior periods;

-	$0.5 million in restructuring-related vendor discounts; and

-	a $0.4 million gain on sale of assets related to the sale of land;

Inpatient Services

     Net revenues increased $10.3 million, or 3.5%, to approximately $301.0 million for the six months ended June 30, 2005 from approximately $290.7 million for the six months ended June 30, 2004. The increase in net revenues for the Inpatient Services division was primarily the result of:

-	an increase of $7.1 million in Medicare revenues due primarily to improvement in patient mix; and

-	an increase of $2.6 million in private and commercial insurance revenues due to rate increases.

      Operating salaries and benefits expenses increased $6.0 million, or 4.1%, to approximately $151.1 million for the six months ended June 30, 2005 from approximately $145.1 million for the six months ended June 30, 2004. The increase was primarily due to inflationary wage increases to remain competitive in local markets, an increase in labor hours associated with the increase in Medicare revenues coupled with a $0.3 million increase in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance decreased approximately $3.3 million, or 18.3%, to $14.7 million for the six months ended June 30, 2005 as compared to $18.0 million for the six months ended June 30, 2004.  This decrease was comprised of:

-	a $4.6 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods;

offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.3 million increase related to workers' compensation costs primarily related to incidents in prior periods caused by the degradation of claims experience for the 2001 and 2003 policy years.

      Other operating costs increased approximately $7.9 million, or 10.3%, to $84.7 million for the six months ended June 30, 2005 from $76.8 million for the six months ended June 30, 2004.  The increase was primarily due to:

-	a one-time adjustment of $3.7 million for extinguishment of debt recorded in 2004;

-	a $2.5 million increase in pharmaceutical supplies attributable to the increase in revenues;

-	a $0.9 million increase in provider taxes; and

-	a $0.7 million increase in contract labor related primarily to pharmacy services.

     Facility rent expense decreased approximately $0.3 million, or 1.6%, to $17.9 million for the six months ended June 30, 2005 from $18.2 million for the six months ended June 30, 2004.  The decrease was primarily due to restructured lease agreements on existing leases.

     General and administrative expenses increased 14.0% to approximately $6.5 million for the six months ended June 30, 2005 from approximately $5.7 million for the six months ended June 30, 2004. The $0.8 million increase was primarily due to salaries and benefits expense for regional administrative and office personnel, utility costs and supplies.

     Depreciation and amortization increased $0.6 million, or 24.0%, to approximately $3.1 million for the six months ended June 30, 2005 from approximately $2.5 million for the six months ended June 30, 2004. The increase was primarily attributable to capital expenditures incurred for facility improvements.

     Net interest expense for the six months ended June 30, 2005 was approximately $3.5 million as compared to $1.7 million for the six months ended June 30, 2004.  The $1.8 million increase was primarily due to the consolidation of Clipper.

Rehabilitation Therapy Services

     Net revenues from continuing operations for Rehabilitation Therapy Services decreased $2.2 million, or 3.1%, to approximately $68.1 million for the six months ended June 30, 2005 from approximately $70.3 million for the six months ended June 30, 2004. The decrease was due to the loss of two key customers at the end of the second quarter of 2004.

     Operating salaries and benefits expenses decreased $0.4 million, or 0.8%, to approximately $47.6 million for the six months ended June 30, 2005 from approximately $48.0 million for the six months ended June 30, 2004. The decrease was due to the reduction in revenue partially offset by a $0.6 million reclassification to general and administrative expense of salaries and benefits for overhead staff that were recorded to operating salaries and benefits in 2004.

     General and administrative expenses increased $2.0 million, or 117.6%, to $3.7 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004.  The increase is primarily due to wage increases and revised recruitment bonus programs associated with initiatives to attract new business and retain staff, and a $1.4 million reclassification of overhead salaries and benefits, and help wanted advertising and collection costs, that were recorded to operating salaries and benefits, and other operating expense, respectively, in 2004.

      The provision for losses on accounts receivable decreased $1.8 million, or 138.5%, to a credit of approximately $0.5 million for the six months ended June 30, 2005 from approximately $1.3 million for the six months ended June 30, 2004. The decrease in expense was primarily due to significant improvements in collections.

Medical Staffing Services

     Net revenues from Medical Staffing Services increased $3.5 million, or 12.3%, to approximately $32.0 million for the six months ended June 30, 2005 from approximately $28.5 million for the six months ended June 30, 2004.  The increase was primarily the result of:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase in nonaffiliated revenues of approximately $4.1 million primarily due to price increases and higher billable hours; and

-	the $0.5 million impact of the acquisition of two small staffing companies in April 2005;

offset by

-	a $0.7 million decrease in affiliated revenues from our inpatient services operations.

     Operating salaries and benefits expenses were approximately $25.8 million for the six months ended June 30, 2005 as compared to approximately $22.0 million for the six months ended June 30, 2004, an increase of approximately $3.8 million, or 17.3%.  The increase was tied directly to the increase in revenue.

     Other operating expenses decreased $0.4 million, or 18.2%, to $1.8 million for the six months ended June 30, 2005 from $2.2 million for the six months ended June 30, 2004.  The decrease was primarily attributable to a decrease in contract labor expense due to decreased usage by affiliated inpatient services facilities.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.5 million, or 31.3%, to approximately $1.1 million for the six months ended June 30, 2005 from approximately $1.6 million for the six months ended June 30, 2004.  The decrease was primarily due the containment of administrative expenses.

     The provision for losses on accounts receivable decreased $0.4 million, or 133.3%, to a credit of approximately $0.1 million for the three months ended June 30, 2005 from expense of $0.3 million for the same period in 2004. The decrease in expense in 2005 was due to bad debt recoveries for older receivables.

Home Health Services

     Net revenues from Home Health Services increased approximately $2.3 million, or 8.3%, to $29.9 million for the six months ended June 30, 2005 from approximately $27.6 million for the six months ended June 30, 2004.  The increase in revenues was comprised primarily of a $1.2 million increase in Medicare revenues due to increases in episodes and an increase of $0.8 million in commercial insurance revenues.

     Operating salaries and benefits expenses increased approximately $2.2 million, or 11.0%, to $22.2 million for the six months ended June 30, 2005 from approximately $20.0 million for the six months ended June 30, 2004. The increase is directly attributable to the increase in revenues.

     Other operating costs increased $0.1 million, or 3.0%, to $3.4 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004.  The increase was driven primarily by an increase in purchased services and other administrative costs.

     The provision for losses on accounts receivable decreased $0.1 million, or 50.0% to approximately $0.1 million for the six months ended June 30, 2005 from approximately $0.2 million for the six months ended June 30, 2004. The decrease was primarily the result of the collection of accounts receivable and recoveries of older receivables for which a reserve had previously been recorded.

Laboratory and Radiology Services

     Net revenues from Laboratory and Radiology Services decreased $0.6 million, or 6.1%, to approximately $9.2 million for the six months ended June 30, 2005 from approximately $9.8 million for the six months ended June 30, 2004, due primarily to a decrease in nonaffiliated revenues in the northeast.

     Operating salaries and benefits expenses increased $0.3 million, or 5.7%, to approximately $5.6 million for the six months ended June 30, 2005 from approximately $5.3 million for the six months ended June 30, 2004 due to normal inflationary wage increases and replacement of staff at higher wage rates.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Self-insurance for workers' compensation and general and professional liability expenses increased approximately $0.2 million, or 200.0%, to $0.3 million for the three months ended June 30, 2005 from approximately $0.1 million for the three months ended June 30, 2004. The increase was directly attributable to a degradation in claims experience.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.2 million, or 100% for the six months ended June 30, 2005.  The decrease was primarily due the containment of administrative expenses.

     The provision for losses on accounts receivable increased $0.6 million, or 300.0% to approximately $0.8 million for the six months ended June 30, 2005 from approximately $0.2 million for the six months ended June 30, 2004. The increase was primarily the result of a bad debt allowance adjustment recorded within the mobile radiology services operations as a result of slow paying and uncollectible accounts.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to operating segments increased $0.8 million, or 3.7%, to approximately $22.7 million for the six months ended June 30, 2005 from approximately $21.9 million for the six months ended June 30, 2004. The increase was primarily due to restructuring-related vendor discounts in 2004 that did not reoccur in 2005.

Income Tax Benefit

     Income tax benefit decreased $0.3 million to a benefit of $0.8 million for the six months ended June 30, 2005 from a benefit of $1.1 million for the six months ended June 30, 2004.  The decrease was the result of less federal income tax refunds received in 2005.

Liquidity and Capital Resources

     For the six months ended and as of June 30, 2005, our net income was $5.8 million and our working capital deficit was $25.9 million. As of June 30, 2005, we had cash and cash equivalents of approximately $14.5 million, $33.4 million outstanding under our Revolving Loan Agreement and approximately $8.6 million of funds available for borrowing under our Revolving Loan Agreement, which expires March 1, 2007. We believe that our existing cash reserves, the proceeds of up to $15.0 million due to us in the third quarter of 2005 from the sale of our pharmacy operations in 2003, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months. Upon closing of the acquisition of Peak, we may refinance certain of Peak's indebtedness, including Peak's revolving indebtedness, through an expansion of the amounts that we can borrow under the Revolving Loan Agreement, or refinance such indebtedness and the Revolving Loan Agreement. We may also leave Peak's indebtedness outstanding, although in that case consents of lenders of certain of such indebtedness, and of the lender under our Revolving Loan Agreement, would be necessary.

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended, expires on March 1, 2007.  The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, including the stock of our subsidiaries.  Pursuant to the Revolving Loan Agreement, the interest rate for the Base Rate Loans is calculated at the greater of 4.75% or prime plus 0.5%, and the interest rate for LIBOR Loans is calculated at the greater of 4.75% or the London Interbank Offered Rate plus 3.25%. The effective interest rate as of June 30, 2005 on borrowings under the Revolving Loan Agreement was approximately 6.51%.  The weighted average borrowing interest rate for the period from January 1, 2005 through June 30, 2005 was 6.35%.  Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million.  The defined borrowing base as of June 30, 2005 was $56.6 million, net of specified reserves of $12.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of June 30, 2005, approximately $14.6 million in letters of credit had been issued and approximately $33.4 million had been borrowed under the Revolving Loan Agreement, leaving approximately $8.6 million available to us for additional borrowing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement. These covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling twelve-month period, and a maximum of $10.0 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of August 1, 2005, we were in compliance with these covenants.

     We incurred total net capital expenditures related to improvements at existing facilities, as reflected in the segment reporting, of $4.1 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively, and $7.7 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively.  There were no significant capital expenditures for divested facilities for the three and six months ended June 30, 2005.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government. The remaining payments due under the promissory note are $3.0 million on each of February 28, 2006 and 2007.  Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield.  The effective interest rate as of June 30, 2005 was approximately 2.2%.

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of June 30, 2005, we expect to pay in excess of approximately $2.5 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

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

								Fair Value	Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	June 30, 2005(2)	December 31, 2004(2)
	(Dollars in thousands)

Fixed rate debt (1)	$ 6,358	$ 39,059	$ 1,790	$ 1,783	$ 1,900	$ 28,015	$ 78,905	$ 73,361	$ 54,497
Average interest rate	5.7%	4.9%	2.9%	2.7%	2.4%	14.4%	-	-	-
Variable rate LIBOR debt	$ 12,077	$ 33,915	$ -	$ -	$ -	$ -	$ 45,992	$ 43,168	$ 12,990
Average interest rate	4.7%	1.4%	-%	-%	-%	-%	-	-	-

(1)	Fixed rate long-term debt includes $50.8 million related to consolidation of Clipper as of June 30, 2005 and $51.0 million as of December 31, 2004 (see "Note 7 - Variable Interest Entities.")

(2)	The fair value of fixed rate debt and variable rate LIBOR debt were determined based on the current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of our stockholders was held on May 19, 2005.

(b)   Gregory S. Anderson, Tony M. Astorga, Christian K. Bement, Steven M. Looney, Richard K. Matros and Milton J. Walters were each elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in 2006. The following table sets forth the number of votes cast for and withheld for each director elected at the annual meeting:

Director	For	Withheld

Gregory S. Anderson	10,695,571	442,012
Tony M. Astorga	10,695,823	441,760
Christian K. Bement	10,616,531	521,052
Steven M. Looney	10,693,930	443,653
Richard K. Matros	10,782,267	355,316
Milton J. Walters	10,616,509	521,074

In addition, in June 2005, the Board of Directors appointed Barbara B. Kennelly to fill a vacant seat on the Board of Directors effective as of August 1, 2005.

(c)   The other matters voted at the meeting and the results were as follows:

1.	Ratification of the appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ended December 31, 2005.

For	Against	Abstain
11,065,395	53,745	18,443

(d)   Not applicable.

ITEM 6. EXHIBITS

31	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date:  August 4, 2005

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)