Form 10-Q
period 2005-09-30
SUN HEALTHCARE GROUP INC
filed 2005-11-01
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

     As of October 27, 2005, there were 15,357,076 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

Form 10-Q for the Quarter Ended September 30, 2005

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of September 30, 2005 (unaudited)
	As of December 31, 2004

	Consolidated Statements of Operations	5-6
	For the three months ended September 30, 2005 (unaudited)
	For the three months ended September 30, 2004 (unaudited)
	For the nine months ended September 30, 2005 (unaudited)
	For the nine months ended September 30, 2004 (unaudited)

	Consolidated Statements of Cash Flows	7
	For the three months ended September 30, 2005 (unaudited)
	For the three months ended September 30, 2004 (unaudited)
	For the nine months ended September 30, 2005 (unaudited)
	For the nine months ended September 30, 2004 (unaudited)

	Notes to the Consolidated Financial Statements	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 6.	Exhibits	47

Signature		48

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 13,613	$ 22,596
Restricted cash	23,542	26,649
Accounts receivable, net of allowance for doubtful accounts of
$24,434 at September 30, 2005 and $40,293 at December 31, 2004	98,445	95,829
Other receivables, net of allowance of $2,831 at September 30, 2005
and $5,591 at December 31, 2004	419	2,616
Inventories, net	3,479	3,514
Prepaid expenses	6,308	3,232
Assets held for sale	3,148	4,736

Total current assets	148,954	159,172

Property and equipment, net of accumulated depreciation and
amortization of $35,575 at September 30, 2005 and $28,965 at
December 31, 2004	110,442	105,852
Intangible assets, net of accumulated amortization of $6,556 at
September 30, 2005 and $6,006 at December 31, 2004	13,467	10,299
Goodwill	4,575	405
Restricted cash, non-current	35,758	34,111
Other assets, net	7,064	6,076

Total assets	$ 320,260	$ 315,915
	=============	=============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$ 35,133	$ 36,163
Accrued compensation and benefits	33,187	38,243
Accrued self-insurance obligations, current portion	34,977	40,236
Income taxes payable	9,836	9,752
Other accrued liabilities	42,490	47,897
Current portion of long-term debt	20,748	17,476

Total current liabilities	176,371	189,767

Accrued self-insurance obligations, net of current portion	121,909	130,686
Long-term debt, net of current portion	105,001	89,706
Unfavorable lease obligations	11,907	13,985
Other long-term liabilities	14,581	15,151

Total liabilities	429,769	439,295

Stockholders' deficit:
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of September 30, 2005
and December 31, 2004	-	-
Common stock of $.01 par value, authorized 50,000,000 shares,
15,353,171 shares issued and 15,342,989 shares outstanding as of
September 30, 2005 and 15,325,477 shares issued and outstanding as of
December 31, 2004	154	153
Additional paid-in capital	334,214	334,158
Accumulated deficit	(443,164)	(456,259)
	(108,796)	(121,948)
Less:
Unearned compensation	(622)	(1,432)
Common stock held in treasury, at cost, 10,182 shares
as of September 30, 2005	(91)	-
Total stockholders' deficit	(109,509)	(123,380)
Total liabilities and stockholders' deficit	$ 320,260	$ 315,915
	============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004
	(unaudited)	(Note 1 - unaudited)

Total net revenues	$ 216,267	$ 200,897
Costs and expenses:
Operating salaries and benefits	131,942	120,199
Self-insurance for workers' compensation and
general and professional liability insurance	9,805	11,046
Other operating costs	42,254	41,225
Facility rent expense	9,918	9,682
General and administrative expenses	17,126	13,306
Depreciation	1,127	1,820
Amortization	1,319	1,034
Provision for losses on accounts receivable	728	1,572
Interest, net	2,930	2,397
Restructuring costs, net	3	327
Loss on sale of assets, net	10	1,537
Total costs and expenses	217,162	204,145

Loss before income taxes and discontinued operations	(895)	(3,248)
Income tax expense	42	-
Loss from continuing operations	(937)	(3,248)

Discontinued operations:
Loss from discontinued operations, net	(315)	(4,163)
Gain (loss) on disposal of discontinued operations, net	8,586	(3,680)
Income (loss) on discontinued operations, net	8,271	(7,843)

Net income (loss)	$ 7,334	$ (11,091)
	============	============

Basic and diluted income per common
and common equivalent share:
Loss from continuing operations	$ (0.06)	$ (0.21)
Income (loss) on discontinued operations, net	0.54	(0.52)

Net income (loss)	$ 0.48	$ (0.73)
	============	============
Weighted average number of common and
common equivalent shares outstanding:
Basic and diluted	15,365	15,275

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
	(unaudited)	(Note 1 - unaudited)

Total net revenues	$ 636,165	$ 608,657
Costs and expenses:
Operating salaries and benefits	383,220	359,842
Self-insurance for workers' compensation and
general and professional liability insurance	26,991	30,691
Other operating costs	127,295	123,909
Facility rent expense	29,468	29,620
General and administrative expenses	51,668	44,748
Depreciation	3,272	3,105
Amortization	3,591	3,178
Provision for losses on accounts receivable	1,780	4,860
Interest, net	8,638	6,354
Loss on asset impairment	361	-
Restructuring costs, net	111	1,616
Loss on sale of assets, net	877	1,162
Loss (gain) on extinguishment of debt, net	408	(3,734)
Total costs and expenses	637,680	605,351

(Loss) income before income taxes and discontinued
operations	(1,515)	3,306
Income tax benefit	(774)	(1,122)
(Loss) income from continuing operations	(741)	4,428

Discontinued operations:
Income (loss) from discontinued operations, net	4,242	(16,226)
Gain (loss) on disposal of discontinued operations, net	9,594	(2,418)
Income (loss) on discontinued operations, net	13,836	(18,644)

Net income (loss)	$ 13,095	$ (14,216)
	===========	===========

Basic and diluted income (loss) per common
and common equivalent share:
(Loss) income from continuing operations	$ (0.05)	$ 0.31
Income (loss) on discontinued operations, net	0.90	(1.31)
Net income (loss)	$ 0.85	$ (1.00)
	===========	===========
Weighted average number of common and
common equivalent shares outstanding:
Basic	15,343	14,181
Diluted	15,343	14,261

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$ 7,334	$ (11,091)	$ 13,095	$ (14,216)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities, including
discontinued operations:
Loss (gain) on extinguishment of debt, net	-	-	408	(3,734)
Depreciation	1,138	1,926	3,304	3,383
Amortization	1,324	1,064	3,606	3,251
Amortization of favorable and unfavorable lease intangibles	(379)	(546)	(1,335)	(2,770)
Provision for losses on accounts receivable	756	4,376	2,424	10,324
(Gain) loss on disposal of discontinued operations, net	(8,586)	3,680	(9,594)	2,418
Loss on sale of assets, net	10	1,537	877	1,162
Loss on asset impairment	-	-	361	-
Restricted stock and stock option compensation	431	325	983	891
Other, net	14	118	99	1,253
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	9,729	4,602	(1,460)	6,960
Inventories, net	8	(31)	12	(35)
Other receivables, net	185	10,129	1,824	(506)
Restricted cash	2,456	5,007	1,134	8,636
Prepaids and other assets	181	(5,100)	(3,622)	(7,142)
Accounts payable	(1,840)	(2,150)	(1,008)	(13,880)
Accrued compensation and benefits	(3,020)	(1,266)	(5,416)	(6,333)
Accrued self-insurance obligations	(3,101)	(7,671)	(14,106)	(13,353)
Income taxes payable	(159)	787	84	540
Other accrued liabilities	(3,456)	2,905	(6,138)	769
Other long-term liabilities	-	-	(405)	(261)
Net cash provided by (used for) operating activities before
reorganization costs	3,025	8,601	(14,873)	(22,643)
Net cash paid for reorganization costs	-	-	-	(499)
Net cash provided by (used for) operating activities	3,025	8,601	(14,873)	(23,142)

Cash flows from investing activities:
Capital expenditures, net	(4,082)	(3,383)	(11,799)	(8,305)
Proceeds from sale of assets held for sale	7,692	1,357	9,405	1,357
Acquisitions, net	(4,200)	-	(5,405)	-
Repayment of long-term notes receivable	-	91	237	147
Net cash used for investing activities	(590)	(1,935)	(7,562)	(6,801)

Cash flows from financing activities:
Net (payments) borrowings under Revolving Loan Agreement	(12,536)	-	20,815	(13,091)
Long-term debt borrowings	11,000	-	11,000	-
Long-term debt repayments	(1,712)	(896)	(18,036)	(5,860)
Distribution of partnership equity	(25)	-	(327)	-
Net proceeds from issuance of common stock	-	-	-	52,266
Net cash (used for) provided by financing activities	(3,273)	(896)	13,452	33,315

Net (decrease) increase in cash and cash equivalents	(838)	5,770	(8,983)	3,372
Cash and cash equivalents at beginning of period	14,451	23,176	22,596	25,574
Cash and cash equivalents at end of period	$ 13,613	$ 28,946	$ 13,613	$ 28,946
	=========	=========	=========	=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

 Business

      We are a provider of long-term, subacute and related specialty healthcare services in the United States.  We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  Inpatient services represent the most significant portion of our business.  As of September 30, 2005, we operated 102 inpatient facilities in 13 states.

     On May 16, 2005, we signed definitive agreements to acquire Peak Medical Corporation, an Albuquerque-based healthcare company ("Peak"), in exchange for approximately nine million shares of our common stock.  Peak operates or manages an aggregate of 62 inpatient facilities that include skilled nursing facilities, independent and assisted living residences and a small hospice operation. Peak's operations are located in seven states with 5,264 licensed beds, 242 unlicensed units, and 902 managed beds. The seven states are contiguous to our western operating locations. Peak's net revenues were approximately $229.0 million in 2004. At August 31, 2005, Peak had approximately 4,900 employees serving more than 4,800 residents and patients in its operating facilities on a daily basis.  The transaction is expected to close in the fourth quarter of 2005, subject to certain closing conditions that include regulatory (including approval of our certificate of need applications in the state of Oklahoma) and other approvals.

Other Information

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at September 30, 2005 and December 31, 2004, the consolidated results of our operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004, respectively.  We believe that all adjustments are of a normal and recurring nature, and are considered necessary for a fair presentation. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Basis of Reporting and Current Operating Environment

      For the nine months ended and as of September 30, 2005, our net income was $13.1 million and our working capital deficit was $27.4 million. As of September 30, 2005, we had cash and cash equivalents of approximately $13.6 million, $20.8 million outstanding under our Revolving Loan Agreement and approximately $13.1 million of funds available for borrowing under our Revolving Loan Agreement, which expires March 1, 2007. We intend to restructure our Revolving Loan Agreement in the fourth quarter of 2005 to increase our availability and reduce our interest costs. Upon closing of the acquisition of Peak, we intend to refinance Peak's revolving indebtedness through our restructured Revolving Loan Agreement. We believe that our operating cash flows, existing cash reserves, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for the operations, capital expenditures and regularly scheduled debt service payments of the combined companies at least through the next twelve months.

 (3)  Loan Agreements

     We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended, expires on March 1, 2007.  The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, including the stock of our subsidiaries.  Pursuant to the Revolving Loan Agreement, the interest rate for the Base Rate Loans is calculated at the greater of 4.75% or prime plus 0.5%, and the interest rate for LIBOR Loans is calculated at the greater of 4.75% or the London Interbank Offered Rate plus 3.25%. The effective interest rate as of September 30, 2005 on borrowings under the Revolving Loan Agreement was approximately 7.08%.  The weighted average borrowing interest rate for the period from January 1, 2005 through September 30, 2005 was 6.54%.  Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million.  The defined borrowing base as of September 30, 2005 was $48.3 million, net of specified reserves of $10.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance. As of September 30, 2005, approximately $14.4 million in letters of credit had been issued and approximately $20.8 million had been borrowed under the Revolving Loan Agreement, leaving approximately $13.1 million available to us for additional borrowing.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement. These covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling twelve-month period, and a maximum of $10.0 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of September 30, 2005, we were in compliance with these covenants.

(4)  Long-Term Debt

     Long-term debt consisted of the following as of the periods indicated (in thousands):

	September 30, 2005	December 31, 2004

Revolving Loan Agreement	$ 20,815	$ -
Mortgage notes payable due at various dates through 2035, interest at rates from 5.5% to 10.6%, collateralized by various facilities (1)	87,060	91,239
Industrial Revenue Bonds	6,460	6,905
Other long-term debt	11,414	9,038
Total long-term debt	125,749	107,182
Less amounts due within one year	(20,748)	(17,476)
Long-term debt, net of current portion	$ 105,001	$ 89,706
	===========	===========

(1)	Includes debt related to the consolidation of Clipper of $50.5 million as of September 30, 2005 and $51.0 million as of December 31, 2004 (see "Note 7 - Variable Interest Entities.")

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled or expected maturities of long-term debt as of September 30, 2005, were as follows (in thousands):

September 30,
2006	$ 20,748
2007	61,313
2008	2,899
2009	2,255
2010	11,138
Thereafter	27,396
Total	$ 125,749
============

      Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  2006 - $1,237; 2007 - $33,676; 2008 - $288; 2009 - $305; 2010 - $323; and thereafter - $14,705. See "Note 7 - Variable Interest Entities."

(5)  Discontinued Operations

      In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the results of operations of the disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

      Inpatient Services: During the first quarter of 2005, we divested one skilled nursing facility in accordance with our restructuring plan.  During the second quarter of 2005, we sold a skilled nursing facility for approximately $1.0 million.  The facility was an asset that was held for sale with a carrying amount of $0.1 million and we recorded a net gain of $0.8 million as a deferred gain to current liabilities.  Although the sale of the facility was final, we continued to operate the facility until the new owner obtained licensure on August 1, 2005, at which time the new owner took over operations of the facility. We recognized the gain in income from discontinued operations, net, for the three and nine months ended September 30, 2005.

     Laboratory and Radiology Services: On November 1, 2004, BioPath Clinical Laboratories, Inc., a subsidiary of Sun, sold its clinical laboratory and radiology operations located in California. We received approximately $1.6 million in cash in connection with this sale, of which $0.9 million was received in the first quarter of 2005. In the third quarter of 2005, the mobile radiology services operations ("Pacific Mobile") located in Arizona and Colorado were reclassified to assets held for sale. Pursuant to SFAS No. 144, their net revenues and net operating losses have been reclassified to discontinued operations for all periods presented.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Approximately $7.7 million of the $15.0 million hold back was received during September 2005. Payment of the remainder of the hold back is pending the completion of a net asset adjustment reconciliation satisfactory to both parties to the transaction. The reconciliation, which is not directly related to the hold back consideration, and for which provision has previously been made, is expected to be completed during the fourth quarter of 2005.

     Other Operations: On December 31, 2004, we closed our comprehensive outpatient rehabilitation facilities ("CORF") in Colorado. On November 7, 2003, Shared Healthcare Systems, Inc. ("SHS"), a majority owned subsidiary, sold substantially all of its software development assets to Accu-Med Services of Washington LLC, a wholly-owned subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and $0.5 million in cash in December 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended							For the Three Months Ended
	September 30, 2005							September 30, 2004
	Inpatient Services		Pharmaceutical Services		Laboratory and Radiology Services(3)	Other	Total	Inpatient Services	Pharmaceutical Services	Laboratory and Radiology Services(3)	Other	Total

Net operating revenues	$ 188		$ -		$ 539	$ -	$ 727	$ 2,709	$ -	$ 5,840	$ 414	$ 8,963
	========		=========		========	======	=======	=========	=========	========	======	=======
Income (loss) from operations	$ 203		$ 1		$ (515)	$ (4)	$ (315)	$ (745)	$ (1)	$ (3,292)	$ (125)	$ (4,163)
Gain (loss) on disposal of discontinued operations	973	(1)	7,619	(2)	-	(6)	8,586	173	9	(3,862)	-	(3,680)
Income (loss) on discontinued operations	$ 1,176		$ 7,620		$ (515)	$ (10)	$ 8,271	$ (572)	$ 8	$ (7,154)	$ (125)	$ (7,843)
	========		=========		========	======	=======	=========	=========	========	======	=======

	For the Nine Months Ended							For the Nine Months Ended
	September 30, 2005							September 30, 2004
	Inpatient Services		Pharmaceutical Services		Laboratory and Radiology Services(3)	Other	Total	Inpatient Services	Pharmaceutical Services	Laboratory and Radiology Services(3)	Other	Total

Net operating revenues	$ 2,287		$ -		$ 2,298	$ -	$ 4,585	$ 12,678	$ -	$ 14,048	$ 1,530	$ 28,256
	=========		=========		========	======	=======	=========	=========	========	======	=======
Income (loss) from operations	$ 5,686		$ 5		$ (1,396)	$ (53)	$ 4,242	$ (5,066)	$ 766	$ (11,790)	$ (136)	$ (16,226)
Gain (loss) on disposal of discontinued operations	1,395	(1)	7,594	(2)	632	(27)	9,594	5,892	(4,464)	(3,862)	16	(2,418)
Income (loss) on discontinued operations	$ 7,081		$ 7,599		$ (764)	$ (80)	$ 13,836	$ 826	$ (3,698)	$ (15,652)	$ (120)	$ (18,644)
	=========		=========		========	======	=======	=========	=========	========	======	=======

(1)	Includes a gain of $0.8 million on the sale of a skilled nursing facility.

(2)	Includes receipt of $7.7 million of the purchase price hold back related to the sale of our pharmaceutical operations in 2003.

(3)

Includes revenues for Pacific Mobile of $0.5 million and $2.3 million, respectively, for the three and nine months ended September 30, 2005, and $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2004.  Includes pretax losses for Pacific Mobile of $0.3 million and $0.7 million, respectively, for the three and nine months ended September 30, 2005, and $0.3 million for each of the three and nine months ended September 30, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Assets Held for Sale

     As of September 30, 2005, assets held for sale consisted of Pacific Mobile, our mobile radiology services operations located in Arizona and Colorado, with a carrying amount of $0.2 million and three undeveloped parcels of land and an office building collectively valued at $2.9 million. On June 30, 2005, we sold a skilled nursing facility for approximately $1.0 million.  The facility was an asset that was held for sale with a carrying amount of $0.1 million and we recorded a net gain of $0.8 million as a deferred gain to current liabilities.  Although the sale of the facility was final, we continued to operate the facility until the new owner obtained licensure on August 1, 2005, at which time the new owner took over operations of the facility. We recognized the gain in income from discontinued operations, net, for the three and nine months ended September 30, 2005.

(7)  Variable Interest Entities

     In December 2003, the FASB issued FIN No. 46(R), which provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests. FIN No. 46(R) requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity ("VIE").

     We currently own less than 8% of the voting interest in three partnerships, five limited liability companies and one sole proprietorship, each of which own one facility that we operate in New Hampshire (collectively known as "Clipper"). Clipper's objective is to achieve rental income from the leasing of skilled nursing and assisted living facilities owned by Clipper. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to approximately $10.3 million.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010. On June 30, 2005, we gave notice of our intent to exercise the second option to acquire an additional 4% interest in the nine entities for an aggregate purchase price of $0.4 million. The consummation of the second option exercise should occur on or around March 31, 2006.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us, 100% ownership of Clipper. We have recognized $9.8 million of the option value in other long-term liabilities in our consolidated balance sheet.  The remaining $0.5 million is recorded as current in other accrued liabilities in our consolidated balance sheet.  We have not recorded any minority interest associated with the 92.5% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $2.6 million for the nine months ended September 30, 2005, and included $50.5 million of mortgage debt of Clipper in our consolidated balance sheet as of September 30, 2005, although we own less than eight percent of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.  As the primary beneficiary of the VIE, we consolidated Clipper beginning in the third quarter of 2004.  This change had no effect on previously reported net earnings.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following provides a summary of the balance sheet impact of Clipper upon consolidation as of the dates indicated (in thousands):

	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$ 643	$ 718
Other receivables	250	289
Restricted cash - short term	1,035	1,461
Prepaids and other assets	66	176
Total current assets	1,994	2,644

Property, plant and equipment, net:
Land	6,210	6,171
Buildings	36,535	37,173
Building improvements	2,248	2,143
Equipment	91	138
Construction-in-process	160	-
Total property and equipment, net	45,244	45,625
Other assets, net	(6,788)	(6,526)

Total assets	$ 40,450	$ 41,743
	==============	==============
Current liabilities:
Mortgages, short-term	$ 1,237	$ 1,113
Other accrued liabilities	634	223
Total current liabilities	1,871	1,336

Mortgages, long-term	49,299	49,903
Unfavorable lease intangibles, net	(10,482)	(11,979)
Other long-term liabilities	9,747	10,151
Intercompany	(5,358)	(5,358)
Total long-term liabilities	43,206	42,717

Total liabilities	45,077	44,053

Stockholders' deficit:
Accumulated deficit	(4,627)	(2,310)

Total liabilities and stockholders' deficit	$ 40,450	$ 41,743
	==============	==============

     For the three months ended September 30, 2005, the consolidation of Clipper included a net loss of $0.7 million, comprised of $1.0 million of interest expense, $0.3 million of depreciation expense and $0.3 million of real estate tax and insurance expense, partially offset by a $0.9 million net credit to rent expense. The $0.9 million net credit to rent expense consisted of $1.4 million in the elimination of cash rent paid to Clipper by our New Hampshire operations offset by $0.5 million in elimination of the non-cash unfavorable lease intangible associated with the rent paid to Clipper by our New Hampshire operations.

     For the nine months ended September 30, 2005, the consolidation of Clipper included a net loss of $1.9 million, comprised of $3.1 million of interest expense, $0.9 million of depreciation expense, $0.1 million of real estate tax expense, and a $0.4 million loss on extinguishment of debt, partially offset by a $2.6 million net credit to rent expense. The $2.6 million net credit to rent expense consisted of $4.1 million in the elimination of cash rent paid to Clipper by our New Hampshire operations offset by $1.5 million in elimination of the non-cash unfavorable lease intangible associated with the rent paid to Clipper by our New Hampshire operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three and nine month periods ended September 30, 2004, the consolidation of Clipper included a net loss of $0.5 million comprised primarily of a charge of $1.0 million in interest expense, $0.3 million in depreciation and $0.2 million in property expense, partially offset by a $1.0 million net credit to rent expense.  The $1.0 million net credit to rent expense consisted of $1.5 million in the elimination of cash rent paid to Clipper by our New Hampshire operations offset by $0.5 million in elimination of the non-cash unfavorable lease intangible associated with the rent paid to Clipper by our New Hampshire operations.

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and we obtained excess insurance policies for claims above those amounts.  The programs had the following self-insured retentions:  (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004 and 2005, $5.0 million per claim. An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. The mid-year actuarial analysis resulted in a $12.5 million reduction in reserves, of which $0.5 million related to current year operations, $3.4 million related to continuing operations for incidents in prior periods, and $8.6 million related to discontinued operations for incidents in prior periods. For the years 2000 through 2005, these reserves are provided on an undiscounted basis.  We anticipate that the range of exposure will decline over time as risks associated with facilities we no longer operate age past the applicable statute of limitations. The paid claims for the three months ended September 30, 2005 and 2004 were $4.3 million and $5.6 million, respectively, and $14.7 million and $16.0 million, respectively, for the nine months ended September 30, 2005 and 2004.

     The majority of our workers' compensation risks are insured through insurance policies with third parties.  Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years.  Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At September 30, 2005, the discounting of these policy periods resulted in a reduction to our reserves of approximately $8.6 million. The mid-year actuarial analysis resulted in a $4.0 million increase in reserves, of which $1.8 million related to continuing operations and $2.2 million related to discontinued operations. Of the $1.8 million for continuing operations, $1.1 million was a reduction to reserves for the current period offset by a $2.9 million increase in reserves for incidents in prior periods. The paid claims for each of the three months ended September 30, 2005 and 2004 were $2.2 million and $4.6 million, respectively, and $11.7 million and $15.2 million, respectively, for the nine months ended September 30, 2005 and 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision (adjustment) for loss for insurance risks was as indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30 , 2005	September 30, 2004	September 30 , 2005	September 30, 2004
Professional Liability:
Continuing operations	$ 5,501	$ 5,978	$ 12,423	$ 17,551
Discontinued operations	15	370	(8,457)	961
	$ 5,516	$ 6,348	$ 3,966	$ 18,512
	=========	=========	=========	=========
Workers' Compensation:
Continuing operations	$ 4,304	$ 5,068	$ 14,568	$ 13,140
Discontinued operations	17	75	2,310	199
	$ 4,321	$ 5,143	$ 16,878	$ 13,339
	=========	=========	=========	=========

     A summary of the assets and liabilities related to insurance risks at September 30, 2005 and December 31, 2004 were as indicated (in thousands):

	September 30, 2005			|	December 31, 2004
	Professional Liability	Workers' Compensation	Total	| |	Professional Liability	Workers' Compensation	Total
Assets:				|
Restricted cash				|
Current (1)	$ 3,332	$ 15,396	$ 18,728	|	$ 3,103	$ 17,348	$ 20,451
Non-current (2)	-	32,338	32,338	|	-	31,003	31,003
	$ 3,332	$ 47,734	$ 51,066	|	$ 3,103	$ 48,351	$ 51,454
	========	========	========	|	=========	========	========
Liabilities (3):				|
Self-insurance liabilities				|
Short-term	$ 16,229	$ 15,396	$ 31,625	|	$ 17,967	$ 18,849	$ 36,816
Long-term	74,632	47,277	121,909	|	86,736	43,950	130,686
	$ 90,861	$ 62,673	$ 153,534	|	$ 104,703	$ 62,799	$ 167,502
	========	========	========	|	=========	========	========

(1)

As of September 30, 2005, current portion of restricted cash excludes $4.1 million held for bank collateral, various mortgages and bond payments, and $0.7 million held as a reserve for capital expenditures on HUD buildings.  As of December 31, 2004, current portion of restricted cash excludes $4.3 million held for US Trustee fees related to our 2002 bankruptcy, $1.2 million for capital expenditures on HUD buildings and $0.7 million held for various bonds.

(2)	As of September 30, 2005 and December 31, 2004, non-current restricted cash excludes $3.4 million and $3.1 million, respectively, maintained to repay a mortgage.

(3)	Total self-insurance liabilities excludes $3.4 million at September 30, 2005 and December 31, 2004, related to our health insurance liabilities.

(9)  Capital Stock

(a) Common Stock

     As of September 30, 2005, Sun had issued 9,915,900 shares of common stock in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization in 2002. As of September 30, 2005, we expected to issue up to an additional 84,017 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $2.3 million valued at $27 per share by our reorganization plan and was recorded in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

other long-term liabilities in the September 30, 2005 consolidated balance sheet.  On October 27, 2005, the closing price of our common stock on Nasdaq was $7.96 per share.

(b) Warrants

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87.  The warrants have an exercise period of five years.

(c) Equity Incentive Plan

     Our 2004 Equity Incentive Plan (the "2004 Plan") allows for the issuance of up to 2.1 million shares of our common stock. Pursuant to the 2004 Plan, as of September 30, 2005, our employees and directors held options to purchase 1,289,467 shares of common stock, 67,585 shares of restricted common stock, and 267,154 restricted stock units. Through September 30, 2005, we have issued 189,408 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options. As of September 30, 2005, 30,000 unvested shares of restricted common stock valued at $27.00 per share and 37,585 shares of restricted common stock valued at $11.25 per share were held by our executive officers and key employees. The restricted common stock vests over a four-year period.  Restricted stock awards are outright stock grants.  The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant.  We recognized expense related to the issuance of these stock awards of $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2005 and 2004, and $1.0 million and $0.9 million, respectively, for the nine months ended September 30, 2005 and 2004.

     Our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan") allows for the issuance of up to 40,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of September 30, 2005, our directors held options to purchase 40,000 shares under the Director Plan.

     As of September 30, 2005, we had outstanding options covering an aggregate of 1,329,467 shares of our common stock to our employees and directors, of which 397,500 options were granted with an average strike price of $8.68 per share and expire in 2009, 363,336 options were granted with an average strike price of $7.15 per share and expire in 2011, and 568,631 options were granted with an average strike price of $7.19 per share and expire in 2012. The strike prices were equal to or greater than the estimated market value at date of issuance.  The options vest over a two- to four-year period.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss) as reported(1)	$ 7,334	$ (11,091)	$ 13,095	$ (14,216)
Stock option compensation expense, net of $0 tax	(298)	(137)	(1,183)	(411)
Pro forma net income (loss)	$ 7,036	$ (11,228)	$ 11,912	$ (14,627)
	==========	==========	==========	==========
Net income (loss) per share:
Basic and diluted:
Net income (loss) as reported	$ 0.48	$ (0.73)	$ 0.85	$ (1.00)
Stock option compensation expense, net of $0 tax	(0.02)	(0.01)	(0.07)	(0.03)
Pro forma net income (loss)	$ 0.46	$ (0.74)	$ 0.78	$ (1.03)
	==========	==========	==========	==========

(1)

Includes total charges to our consolidated statements of income related to restricted stock grants of $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2005 and 2004, and $1.0 million and $0.9 million, respectively, for  the nine months ended September 30, 2005 and 2004.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the three and nine month periods ended September 30, 2005, include all the common shares that are presently outstanding, common shares to be issued once the prepetition claims are finalized, and the common shares issued as common stock awards.  See "Note 9 - Capital Stock."

     The diluted calculation of income (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. However, in periods of losses from continuing operations, diluted net income (loss) per share is based upon the weighted average number of common shares outstanding.

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

     The current provision for income taxes of $42,000 for the three months ended September 30, 2005 was based on estimated state income tax liability for this period.  There was no provision for income taxes for the three months ended September 30, 2004.  The current benefit for income taxes of $0.8 million for the nine months ended September 30, 2005 consisted of $1.0 million of IRS refunds received due to NOL carrybacks offset by $0.2 million of estimated state income tax liability for the period. The current benefit for income taxes of $1.1 million for the nine months ended September 30, 2004 consisted of $1.4 million of IRS refunds received due to NOL carrybacks less $0.3 million of estimated state income tax liability for the period. The estimated state income tax liabilities resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings.  No overall tax benefits, other than for refunds received, were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

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

     After considering the reduction in tax attributes discussed above, we have federal NOL carryforwards of $1.2 billion with expiration dates from 2005 through 2025.  Various subsidiaries have state NOL carryforwards totaling $890.1 million with expiration dates through the year 2025.  In addition, we have capital loss carryforwards of $263.4 million, of which $260.4 million, $2.1 million, $0.4 million and $0.5 million will expire in 2006, 2007, 2008, and 2009, respectively.  Our alternative minimum tax credit carryforward of $3.6 million has no expiration date.  Our $7.2 million of other tax credit carryforwards will expire in years 2005 through 2022.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

date which remain after attribute reduction are subject to the limitations described in Section 382. Our application of the rules under Section 382 and Section 108 is subject to challenge upon IRS review. A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to 2003.

     Although we have had significant changes in the ownership of our stock since our emergence from bankruptcy as a result of changes in the holdings of our 5% or more stockholders and our private placement of common stock and accompanying warrants, a second ownership change has not yet occurred.  However, future acquisitions and/or capital needs may necessitate the issuance of additional shares which could trigger such a change.  In addition, subsequent changes in the holdings of current or future 5% or more shareholders could result in a second ownership change.  The acquisition of Peak, if consummated, would result in a second ownership change.  The resulting base Section 382 limitation that would be imposed on us upon this second ownership change is likely to significantly limit the use of our tax attributes for federal income tax purposes and would depend on our value at that time as calculated under the applicable Treasury Regulations.

(12)  Other Events

(a)  Litigation

     In September 2005, we resolved allegations by the Bureau of Medi-Cal Fraud and Elder Abuse, a division of the Office of the Attorney General of the State of California (the "BMFEA), that we violated the terms of the Permanent Injunction and Final Judgment entered in October 2001.  The alleged violations included allegations of inadequate staffing, training and supervision at our California inpatient facilities.  The resolution of these allegations resulted in a revised Permanent Injunction and Final Judgment ("PIFJ").  Among other things, the PIFJ states that it does not constitute a finding of any violation of law and it requires adherence by our subsidiaries to certain clinical practices specified in the PIFJ (such practices are substantially consistent with existing law and our current practices), compliance with staffing requirements and payment of $2.5 million, which amount is payable over a two year period commencing in October 2005.  The requirements set forth in the PIFJ will not materially change our operating costs or the manner in which we operate.

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

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and its subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.  At September 30, 2005, we operated 102 long-term care facilities (consisting of 85 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,551 licensed beds as compared with 106 facilities with 10,826 licensed beds at September 30, 2004. This segment also includes our Part B billing company, Americare Health Services ("Americare"), which provides Part B billing services such as enteral feeding, urological and wound care, to 90 affiliated facilities and 70 nonaffiliated facilities.

Rehabilitation Therapy Services: This segment provides, through SunDance Rehabilitation Corporation ("SunDance"), physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing facilities and independent living facilities.  At September 30, 2005, this segment provided services to 411 facilities, of which 319 were nonaffiliated and 92 were affiliated, as compared to 401 facilities at September 30, 2004, of which 311 were nonaffiliated and 90 were affiliated.

Medical Staffing Services: This segment provides temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) related medical personnel and (v) physician placement.  CareerStaff also places traveling therapists and nurses on 13-week assignments and, on a permanent basis, places nurses, physicians, therapists and department heads to healthcare facilities throughout the United States. As of September 30, 2005, CareerStaff had 28 division offices which provided temporary therapy and nursing staffing services in major metropolitan areas, and one division office which specialized in the placement of temporary traveling therapists and nurses in smaller cities and rural areas.

Home Health Services: This segment provides skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus").  SunPlus also operates two licensed pharmacies in California.

Laboratory and Radiology Services: This segment provides medical laboratory and radiology services in Massachusetts to skilled nursing facilities, primarily through SunAlliance Healthcare Services, Inc. ("SunAlliance").

Corporate:  Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable and property and equipment.

     Our reportable segments are strategic business units that provide different products and services. They are managed separately, among other reasons, because each business has different marketing strategies due to differences in types of customers, different distribution channels and different capital resource needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

Segment Information (in thousands):

As of and For the Three Months Ended September 30, 2005	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 153,496	$ 25,365	$ 18,374	$ 15,623	$ 3,398	$ 11	$ -	$ 216,267	$ 727

Intersegment revenues	(1)	9,355	154	-	41	-	(9,549)	-	-

Total revenues	153,495	34,720	18,528	15,623	3,439	11	(9,549)	216,267	727

Operating salaries and benefits	78,302	25,217	14,749	11,451	2,223	-	-	131,942	689

Self-insurance for workers'
compensation and general and
professional liability insurance	8,520	444	241	396	121	83	-	9,805	32

Other operating costs	42,125	5,660	1,179	1,693	1,146	-	(9,549)	42,254	254

General and administrative expenses	3,350	1,910	616	356	69	10,825	-	17,126	-

Provision (adjustment) for losses on
accounts receivable	511	(21)	(45)	223	60	-	-	728	28

Segment operating income (loss)	$ 20,687	$ 1,510	$ 1,788	$ 1,504	$ (180)	$ (10,897)	$ -	$ 14,412	$ (276)

Facility rent expense	9,076	132	161	473	76	-	-	9,918	18

Depreciation and amortization	1,726	60	113	240	76	231	-	2,446	16

Interest, net	1,634	(5)	7	3	-	1,291	-	2,930	5

Net segment income (loss)	$ 8,251	$ 1,323	$ 1,507	$ 788	$ (332)	$ (12,419)	$ -	$ (882)	$ (315)
	========	=========	=======	========	========	=======	========	========	========

Identifiable segment assets	$ 174,029	$ 27,508	$ 33,466	$ 12,084	$ 2,634	$ 441,530	$ (376,398)	$ 314,853	$ 5,407

Segment capital expenditures	$ 2,719	$ 34	$ 40	$ 159	$ -	$ 1,119	$ -	$ 4,071	$ 11

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

As of and For the Three Months Ended September 30, 2004	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 145,655	$ 23,279	$ 13,240	$ 14,887	$ 3,834	$ 2	$ -	$ 200,897	$ 8,963

Intersegment revenues	(150)	8,270	675	-	44	-	(8,839)	-	-

Total revenues	145,505	31,549	13,915	14,887	3,878	2	(8,839)	200,897	8,963

Operating salaries and benefits	74,606	22,511	10,819	9,983	2,282	(2)	-	120,199	6,338

Self-insurance for workers'
compensation and general and
professional liability insurance	9,779	70	207	552	360	78	-	11,046	445

Other operating costs	40,581	5,620	982	1,699	1,181	1	(8,839)	41,225	3,031

General and administrative expenses	3,017	964	828	220	78	8,199	-	13,306	84

Provision for losses on
accounts receivable	534	598	82	228	130	-	-	1,572	2,803

Segment operating income (loss)	$ 16,988	$ 1,786	$ 997	$ 2,205	$ (153)	$ (8,274)	$ -	$ 13,549	$ (3,738)

Facility rent expense	8,836	119	188	465	74	-	-	9,682	291

Depreciation and amortization	2,419	41	45	141	60	148	-	2,854	137

Interest, net	1,756	21	-	2	-	618	-	2,397	(3)

Net segment income (loss)	$ 3,977	$ 1,605	$ 764	$ 1,597	$ (287)	$ (9,040)	$ -	$ (1,384)	$ (4,163)
	========	========	=======	=======	========	=======	========	========	=======

Identifiable segment assets	$ 182,738	$ 27,154	$ 10,543	$ 11,372	$ 3,198	$ 459,372	$ (360,462)	$ 333,915	$ 3,821

Segment capital expenditures	$ 2,450	$ 76	$ 2	$ 30	$ 60	$ 634	$ -	$ 3,252	$ 131

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

As of and For the Nine Months Ended September 30, 2005	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 454,479	$ 75,358	$ 50,010	$ 45,509	$ 10,791	$ 18	$ -	$ 636,165	$ 4,585

Intersegment revenues	-	27,490	516	-	130	-	(28,136)	-	-

Total revenues	454,479	102,848	50,526	45,509	10,921	18	(28,136)	636,165	4,585

Operating salaries and benefits	229,359	72,830	40,583	33,692	6,756	-	-	383,220	3,408

Self-insurance for workers'
compensation and general and
professional liability insurance	23,214	1,309	691	1,172	364	241	-	26,991	(6,147)

Other operating costs (1)	126,791	17,567	2,966	5,130	3,376	9	(28,136)	127,703	2,274

General and administrative expenses	9,818	5,607	1,694	936	99	33,514	-	51,668	10

Provision (adjustment) for losses on
accounts receivable	1,764	(474)	(106)	334	262	-	-	1,780	643

Segment operating income (loss)	$ 63,533	$ 6,009	$ 4,698	$ 4,245	$ 64	$ (33,746)	$ -	$ 44,803	$ 4,397

Facility rent expense	26,985	387	502	1,367	227	-	-	29,468	107

Depreciation and amortization	4,799	188	230	670	296	680	-	6,863	47

Interest, net	5,115	(14)	9	8	-	3,520	-	8,638	1

Net segment income (loss)	$ 26,634	$ 5,448	$ 3,957	$ 2,200	$ (459)	$ (37,946)	$ -	$ (166)	$ 4,242
	========	========	=======	=======	========	=======	========	========	=======

Identifiable segment assets	$ 174,029	$ 27,508	$ 33,466	$ 12,084	$ 2,634	$ 441,530	$ (376,398)	$ 314,853	$ 5,407

Segment capital expenditures	$ 7,620	$ 223	$ 144	$ 265	$ 109	$ 3,404	$ -	$ 11,765	$ 34

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Information (in thousands):

As of and For the Nine Months Ended September 30, 2004	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Home Health Services	Laboratory and Radiology Services	Corporate	Intersegment Eliminations	Consolidated	Discontinued Operations

Revenues from external customers	$ 436,698	$ 76,937	$ 40,643	$ 42,462	$ 11,871	$ 46	$ -	$ 608,657	$ 28,256

Intersegment revenues	(450)	24,887	1,763	-	142	-	(26,342)	-	-

Total revenues	436,248	101,824	42,406	42,462	12,013	46	(26,342)	608,657	28,256

Operating salaries and benefits	219,731	70,455	32,864	30,025	6,778	(11)	-	359,842	23,020

Self-insurance for workers'
compensation and general and
professional liability insurance	27,791	193	573	1,462	469	203	-	30,691	1,160

Other operating costs (1)	117,380	17,496	3,191	4,995	3,440	15	(26,342)	120,175	13,207

General and administrative expenses	8,726	2,618	2,428	684	240	30,052	-	44,748	417

Provision for losses on accounts
Receivable	1,834	1,924	413	448	241	-	-	4,860	5,463

Segment operating income (loss)	$ 60,786	$ 9,138	$ 2,937	$ 4,848	$ 845	$ (30,213)	$ -	$ 48,341	$ (15,011)

Facility rent expense	26,999	427	604	1,365	216	9	-	29,620	840

Depreciation and amortization	4,873	206	137	443	185	439	-	6,283	352

Interest, net	3,417	16	2	33	-	2,886	-	6,354	23

Net segment income (loss)	$ 25,497	$ 8,489	$ 2,194	$ 3,007	$ 444	$ (33,547)	$ -	$ 6,084	$ (16,226)
	=========	========	=======	=======	========	=======	========	========	=======

Identifiable segment assets	$ 182,738	$ 27,154	$ 10,543	$ 11,372	$ 3,198	$ 459,372	$ (360,462)	$ 333,915	$ 3,821

Segment capital expenditures	$ 5,275	$ 110	$ 25	$ 93	$ 183	$ 1,846	$ -	$ 7,532	$ 773

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

     The following table reconciles net segment (loss) income to consolidated (loss) income before income taxes and discontinued operations:

	For the Three Months Ended
	September 30, 2005	September 30, 2004

Net segment loss	$ (882)	$ (1,384)
Restructuring costs, net	(3)	(327)
Loss on sale of assets, net	(10)	(1,537)
Loss before income taxes and discontinued operations	$ (895)	$ (3,248)
	===========	===========

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Net segment (loss) income	$ (166)	$ 6,084
Loss on asset impairment	(361)	-
Restructuring costs, net	(111)	(1,616)
Loss on sale of assets, net	(877)	(1,162)
(Loss) income before income taxes and discontinued
operations	$ (1,515)	$ 3,306
	===========	==========

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

     We have incurred $16.7 million in costs since the restructuring commenced in January 2003 and estimate $16.8 million in total expected restructuring costs. There were no significant costs related to the restructuring for the three and nine months ended September 30, 2005.

 (15)  Acquisitions

     On August 29, 2005, CareerStaff acquired ProCare One Nurses, LLC ("ProCare") for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. ProCare provides temporary, travel and permanent employment opportunities for nursing professionals. ProCare had revenues in 2004 of approximately $18.0 million. ProCare's results of operations have been included in our consolidated financial statements, in the Medical Staffing segment, since the date of acquisition.  Pursuant to Statement of Financial Accounting Standard No. 141, Business Combinations, the $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets.  Of the $5.9 million of acquired intangible assets, $0.1 million was

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assigned to trade names and $3.3 million was assigned to customer contracts, both of which are subject to amortization.  The remaining $2.5 million of acquired intangible assets represents goodwill and was assigned to the Medical Staffing segment and will be subject to annual impairment tests as prescribed by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.  The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained.

(16)  Subsequent Events

     On October 31, 2005, Sun held a special stockholders meeting at which the stockholders approved Sun's issuance of up to 8,975,724 shares of common stock to the stockholders of Peak in connection with the pending acquisition of Peak.

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

-

Since emerging from bankruptcy in 2002 until recently, our operations have not generated sufficient cash flow to operate our businesses, and we funded operations through a combination of proceeds of an equity offering and borrowings under our credit facility.  Although we anticipate that our operations will generate positive cash flow during the second half of 2005 and thereafter, we cannot be certain when or if that will happen.  During the three and six months ended June 30, 2005, we experienced a net cash decrease from operations of $1.7 million and $17.9 million, respectively, although during the three months ended September 30, 2005, our net cash from operations increased by $3.0 million. Our net cash decrease from operations was $14.9 million for the nine months ended September 30, 2005;

-

In May 2005, we signed a definitive agreement to acquire Peak. We anticipate that the acquisition of Peak will be completed in the fourth quarter of 2005. We may not be able to combine successfully the operations of Peak with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of Peak with our operations will also require significant attention from management, possibly reducing its ability to focus on other operations or other projects. Any delays or increased costs of combining the two companies could adversely affect our operations, financial results and liquidity; and

-	If the acquisition of Peak is not consummated, we would, under certain circumstances, be required to pay a $2.2 million termination fee to Peak.

Overview

     We are a nationwide provider of long-term, subacute and related specialty healthcare services in the United States. We currently operate through various direct and indirect subsidiaries that engage in the following five principal business

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

segments: (i) inpatient services, primarily skilled nursing facilities, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.

     On May 16, 2005, we signed definitive agreements to acquire Peak in exchange for approximately nine million shares of our common stock.  Peak operates or manages an aggregate of 62 inpatient facilities that include skilled nursing facilities, independent and assisted living residences and a small hospice operation. Peak's operations are located in seven states with 5,264 licensed beds, 242 unlicensed units, and 902 managed beds. The seven states are contiguous to our western operating locations. Peak's net revenues were approximately $229.0 million in 2004. At August 31, 2005, Peak had approximately 4,900 employees serving more than 4,800 residents and patients in its operating facilities on a daily basis.  The transaction is expected to close in the fourth quarter of 2005, subject to certain closing conditions that include regulatory (including approval of our certificate of need applications in the state of Oklahoma) and other approvals.  There can be no assurance that we will be able to consummate the acquisition of Peak.

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

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
Consolidated:	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Sources of Revenues
Medicaid	$ 77,933	36.0%	$ 74,341	37.0%	$ 224,699	35.3%	$ 220,529	36.2%
Medicare	58,187	26.9	53,023	26.4	176,733	27.8	160,379	26.3
Private pay and other	80,147	37.1	73,533	36.6	234,733	36.9	227,749	37.5
Total	$ 216,267	100%	$ 200,897	100%	$ 636,165	100%	$ 608,657	100%
	=======	======	=======	======	=======	======	=======	======

	Three Months Ended				Nine Months Ended
Inpatient Only:	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Sources of Revenues
Medicaid	$ 74,652	48.6%	$ 71,085	48.9%	$ 215,053	47.3%	$ 211,252	48.4%
Medicare	45,680	29.8	42,295	29.1	139,827	30.8	129,360	29.7
Private pay and other	33,164	21.6	32,275	22.0	99,599	21.9	96,086	21.9
Total	$ 153,496	100%	$ 145,655	100%	$ 454,479	100%	$ 436,698	100%
	=======	======	=======	======	=======	======	=======	======

     Medicare.  Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease. Medicare includes four related health insurance programs: (i) inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services ("Part A"); (ii) physicians' services, outpatient services and certain items and services provided by medical suppliers ("Part B"); (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare Advantage" or "Medicare Part C"); and (iv) a new Medicare Part D benefit that becomes effective in 2006 covering prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Centers for Medicare and Medicaid Services ("CMS"), a division of the Department of Health and Human Services ("HHS").

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

     The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions.  As a result, in fiscal years 1999 and 2000 Congress implemented four temporary add-on payments to restore some of the Medicare funding to skilled nursing facilities and other healthcare providers that was eliminated by the 1997 Act. Two of the temporary add-on payments expired in 2002 and the remaining two temporary add-on payments will expire on January 1, 2006. The uncertainty surrounding the dates on which the add-on payments expire made financial predictability difficult.  Although the termination of the add-on payments on January 1, 2006 will reduce our Medicare revenues, the removal of the uncertainty regarding these payments will allow us to more accurately project our revenues.

     The following table sets forth the average amounts of Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
SNF	$ 321.41	$ 313.30	$ 322.19	$ 312.72
Hospital	$ 1,051.86	$ 1,073.20	$ 1,052.53	$ 1,039.28

     The following changes have been implemented, are scheduled to be implemented, or are proposed to be implemented in the near future and which will affect Medicare reimbursement:

Skilled Nursing Facilities
●

CMS issued a 2.8% market basket increase effective with the 2005 Federal fiscal year beginning October 1, 2004, which, when taken into consideration with the Federal wage index adjustments, resulted in a net 3.0% increase. We estimate our Medicare revenues increased approximately $1.0 million and $3.1 million ($9.52 and $9.60 per Medicare patient day, respectively) for the three and nine months ended September 30, 2005, respectively.

●

Effective with the Federal fiscal year beginning October 1, 2005, CMS implemented a 3.1% market basket increase, which when taken into consideration with a revision to the rates paid to nursing homes depending upon their geographic location that will be phased-in over a two-year period (October 1, 2005 to September 30, 2007), results in a net 2.9% increase. We estimate that these changes will increase our inpatient revenues by approximately $1.0 million ($9.51 per Medicare patient day) for the three months ending December 31, 2005.

●

Effective January 1, 2006, the remaining two temporary add-on payments will expire, CMS will expand the number of RUG categories from 44 to 53, and CMS will increase the nursing case-mix weight for all 53 RUG categories by 8.5%.  The nine new RUG categories provide for higher reimbursement rates, and as a result our Medicare revenues will increase for any residents that qualify for the new RUG categories.  We estimate that the continuation of the October 1, 2005 market basket increase and geographic location changes, and the changes related to the expiration of add-on payments, expanding the number of RUG categories, and case mix weights that become effective January 1, 2006 will collectively decrease our revenues up to $2.7 million ($8.87 per Medicare patient day) for the nine months ending September 30, 2006.

●

CMS has proposed that Medicare reduce its reimbursement to skilled nursing facilities for unpaid Medicare Part A patient co-payments and deductibles by 30%. CMS proposes to implement the reduction incrementally over a three year period as follows: 10% for the first cost reporting year after implementation, 20% for the second cost reporting year, and 30% for succeeding cost reporting years. We estimate that the proposal regarding the limitation of reimbursement for bad debts, if implemented as of January 1, 2006, would decrease our inpatient revenues by approximately $0.9 million ($2.19 per Medicare patient day) for the year ending December 31, 2006, $1.8 million ($4.39 per Medicare patient day) for the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

year ending December 31, 2007, and $2.6 million ($6.58 per Medicare patient day) for the year ending December 31, 2008.

●

CMS implemented net annual market basket updates of 3.0% on October 1, 2004 and 2.9% on October 1, 2005. If CMS implements a market basket increase of 3.0% on October 1, 2006, and applies the second year phase-in of the revision to the rates paid to nursing homes depending on their geographic location, then we estimate that our inpatient Medicare revenues in Federal fiscal year 2007 (October 1, 2006 to September 30, 2007) will increase $3.3 million ($8.19 per Medicare patient day), which would result in a reimbursement rate that would be approximately $0.68 less per Medicare patient day than the amount we received in Federal fiscal year 2005.

Rehabilitation Therapy
●

Effective January 1, 2006, the "therapy caps", which were included as part of the 1997 Act, are scheduled to be implemented.  The therapy caps will limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy.  In the event that the therapy caps become effective on January 1, 2006, we estimate our annual rehabilitation therapy services' revenue and our annual inpatient services' revenue could decrease by approximately $15.2 million and $1.0 million, respectively. In such event, we believe that we would be able to mitigate a significant amount of the reduction in revenues by reducing our expenses of providing therapy services.

●

For the calendar year beginning January 1, 2005, Medicare Part B rehabilitation therapy services rates were decreased 1.5%.  We estimate that our Medicare revenues decreased approximately $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2005.

●

CMS has proposed a 4.3% rate reduction to the Medicare Part B rehabilitation therapy services rates for the calendar year beginning January 1, 2006 that we estimate will decrease our therapy revenues approximately $2.1 million for calendar year 2006 if the proposal becomes final.

Home Health
●

Our home health Medicare payment rates increased 2.1% for the 2005 calendar year which we estimate increased our Medicare revenues approximately $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2005.

●

CMS has proposed a 3.3% market basket increase for our home health Medicare reimbursement rates for calendar year 2006.  We estimate that the proposal for the market based increase for home health services, if implemented as of January 1, 2006 will increase our home health revenues $1.3 million for the year ending December 31, 2006.

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

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
SNF	$ 139.43	$ 131.78	$ 136.88	$ 131.95
Hospital	$ 827.67	$ 819.80	$ 818.40	$ 820.20

     Medicaid outlays are a significant component of state budgets, and there have been increased cost containment pressures on Medicaid outlays for nursing homes.  It is not certain whether reductions in Medicaid rates would be imposed in the future for any states in which we operate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Nine of the states that we operate in impose a provider tax against nursing homes as a method of increasing federal matching funds paid to those states for Medicaid: Alabama, Georgia, Massachusetts, New Hampshire, North Carolina, Ohio, Tennessee, Washington and West Virginia.  In addition, in September 2005, CMS granted final approval to California to implement a provider tax program that we estimate will increase our net Medicaid revenues by $1.3 million (4.5%) for August 1, 2004 through July 31, 2005 and by an additional $2.0 million (6.1%) for August 1, 2005 through July 31, 2006 above July 2004 revenues, for the facilities we currently operate.  As a result of the implementation of the provider tax program in California, we are contractually obligated to utilize some of our increased revenues to increase the wages and benefits of certain classes of employees in five of our California facilities, in an amount to be negotiated.  Those states that have imposed the provider tax have used the matching funds to fund Medicaid reimbursement rates paid to nursing homes, although the amount of the funding varies by state. Under current rules, the provider tax cannot exceed 6% of revenues.  President Bush included in his Federal fiscal year 2006 budget proposal a phase down of the allowable tax rate from 6% to 3% of revenues, which, if enacted, will reduce the federal matching funds for states that exceed the 3% limit. In April 2005, Congress passed a budget resolution that will delay any Medicaid cuts until Federal fiscal year 2007 (October 1, 2006 through September 30, 2007), although the resolution requires $10 billion in reductions in the Medicaid program.  The resolution created a Medicaid commission that will develop policy recommendations on how to produce the $10 billion in Medicaid reductions, and it is not certain if the reductions will affect our Medicaid rates.

     Private Payors.   We receive approximately 37% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

     We believe there have been no significant changes during the three and nine months ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented, (in thousands):

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004

Inpatient Services	$ 153,495	70.9%	$ 145,505	72.5%	$ 454,479	71.4%	$ 436,248	71.6%
Rehabilitation Therapy
Services	34,720	16.1%	31,549	15.7%	102,848	16.2%	101,824	16.7%
Medical Staffing Services	18,528	8.6%	13,915	6.9%	50,526	7.9%	42,406	7.0%
Home Health Services	15,623	7.2%	14,887	7.4%	45,509	7.2%	42,462	7.0%
Laboratory and Radiology
Services	3,439	1.6%	3,878	1.9%	10,921	1.7%	12,013	2.0%
Corporate	11	-%	2	-%	18	-%	46	-%
Intersegment Eliminations	(9,549)	(4.4)%	(8,839)	(4.4)%	(28,136)	(4.4)%	(26,342)	(4.3)%

Total net revenues	$ 216,267	100.0%	$ 200,897	100.0%	$ 636,165	100.0%	$ 608,657	100.0%
	=======	====	========	====	========	====	========	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented, (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Inpatient Services	$ (1)	$ (150)	$ -	$ (450)
Rehabilitation Therapy Services	9,355	8,270	27,490	24,887
Medical Staffing Services	154	675	516	1,763
Laboratory and Radiology Services	41	44	130	142
Total affiliated revenue	$ 9,549	$ 8,839	$ 28,136	$ 26,342
	=========	=========	=========	=========

     The following table sets forth the amount of net segment (loss) income for the periods presented, (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Inpatient Services	$ 8,251	$ 3,977	$ 26,634	$ 25,497
Rehabilitation Therapy Services	1,323	1,605	5,448	8,489
Medical Staffing Services	1,507	764	3,957	2,194
Home Health Services	788	1,597	2,200	3,007
Laboratory and Radiology Services	(332)	(287)	(459)	444
Net segment income before
corporate	11,537	7,656	37,780	39,631

Corporate	(12,419)	(9,040)	(37,946)	(33,547)

Net segment (loss) income	$ (882)	$ (1,384)	$ (166)	$ 6,084
	===========	===========	===========	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended
	September 30, 2005	September 30, 2004

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	61.1	59.8
Self-insurance for workers' compensation and general
and professional liability insurance	4.5	5.5
Other operating costs	19.5	20.5
Facility rent expense	4.6	4.8
General and administrative expenses	7.9	6.6
Depreciation	0.5	0.9
Amortization	0.6	0.5
Provision for losses on accounts receivable	0.3	0.8
Interest, net	1.4	1.2
Restructuring costs, net	-	0.2
Loss on sale of assets, net	-	0.8
Total costs and expenses	100.4	101.6

Loss before income taxes and discontinued operations	(0.4)	(1.6)
Income tax expense	-	-
Income (loss) on discontinued operations, net	3.8	(3.9)

Net income (loss)	3.4%	(5.5)%
	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	60.2	59.1
Self-insurance for workers' compensation and general
and professional liability insurance	4.2	5.0
Other operating costs	20.0	20.4
Facility rent expense	4.6	4.9
General and administrative expenses	8.1	7.4
Depreciation	0.5	0.5
Amortization	0.6	0.5
Provision for losses on accounts receivable	0.3	0.8
Interest, net	1.4	1.0
Loss on asset impairment	0.1	-
Restructuring costs, net	-	0.3
Loss on sale of assets, net	0.1	0.2
Loss (gain) on extinguishment of debt, net	0.1	(0.6)
Total costs and expenses	100.2	99.5

(Loss) income before income taxes and discontinued
operations	(0.2)	0.5
Income tax benefit	(0.1)	(0.2)
Income (loss) on discontinued operations, net	2.2	(3.0)

Net income (loss)	2.1%	(2.3)%
	===========	===========

      The following discussions of the "Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004" and the "Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Results of Operations

     Net revenues increased $15.4 million, or 7.7%, to $216.3 million for the three months ended September 30, 2005 from $200.9 million for the three months ended September 30, 2004. We reported net income for the third quarter of 2005 of $7.3 million compared to a net loss of $11.1 million for the third quarter of 2004.

     The net income for the 2005 period included:

●	$8.3 million net income on discontinued operations comprised of:

	-	a $7.7 million receipt of a deferred purchase price holdback related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc.;
	-	a $1.2 million net gain on divested inpatient services facilities that included a $0.8 million gain on the sale of a facility; offset by
	-	a $0.5 million loss from operations from our mobile radiology operations that were classified as an asset held for sale during the quarter; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

●	$0.7 million in collections on fully-reserved accounts receivable included in the provision for losses on accounts receivable;

offset by

●	$0.8 million in additional interest charges associated with borrowings on our line of credit included in interest, net; and

●	$0.5 million associated with additional legal settlement accruals.

     The net loss for the 2004 period included:

●

a $7.8 million loss on discontinued operations, comprised primarily of $7.2 million of losses associated with the California laboratory and radiology operations sold in November 2004, and $0.6 million related primarily with the divested inpatient services facilities;

●	$1.6 million of provision for losses on accounts receivable;

●	a $1.5 million loss on sale of assets related to the write-down of a land and building held for sale; and

●	$0.3 million of restructuring charges associated with our 2003 restructuring activities.

Inpatient Services

     Net revenues from Inpatient Services increased $7.8 million, or 5.4%, to approximately $153.5 million for the three months ended September 30, 2005 from approximately $145.7 million for the three months ended September 30, 2004. The increase in net revenues for the Inpatient Services segment was primarily the result of:

-	an 80 basis point improvement, or $3.4 million, in Medicare patient mix to 13.3% from 12.5% of total occupancy;

-	a $3.6 million increase in Medicaid revenue due to higher rates, including $1.2 million for increased California Medicaid rates; and

-	a $1.0 million increase in private and commercial revenues driven by higher per diem rates.

     Operating salaries and benefits expenses increased $3.7 million, or 5.0%, to approximately $78.3 million for the three months ended September 30, 2005 from approximately $74.6 million for the three months ended September, 30, 2004. The increase was primarily due to wage increases and an increase in labor hours associated with an increase in Medicare census coupled with an increase of $0.5 million in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance decreased approximately $1.3 million, or 13.3%, to $8.5 million for the three months ended September 30, 2005 as compared to $9.8 million for the three months ended September 30, 2004.  The decrease was due to an improvement in claims experience of:

-	$0.9 million for workers' compensation; and

-	$0.4 million for general and professional liability insurance.

     Other operating costs increased approximately $1.5 million, or 3.7%, to $42.1 million for the three months ended September 30, 2005 from $40.6 million for the three months ended September 30, 2004.  The increase was primarily due to an increase of $1.8 million in therapy, pharmacy and medical supplies expense related to an increase in our Medicare customer base, partly offset by $0.3 million of lower administrative costs.

     General and administrative expenses increased to approximately $3.4 million for the three months ended September 30, 2005 from approximately $3.0 million for the three months ended September 30, 2004. The $0.4 million, or 13.3%, increase

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

was primarily due to inflationary wage increases for regional office personnel and the addition of strategic positions to enhance Medicare patient mix.

     Facility rent expense increased approximately $0.3 million, or 3.4%, to $9.1 million for the three months ended September 30, 2005 from $8.8 million for the three months ended September 30, 2004, primarily due to normal rent escalations.

     Depreciation and amortization decreased $0.7 million, or 29.2%, to approximately $1.7 million for the three months ended September 30, 2005 from approximately $2.4 million for the three months ended September 30, 2004. The decrease was primarily attributable to the conversion of one skilled nursing facility from a capital lease to an operating lease in 2004.

     Net interest expense for the three months ended September 30, 2005 was approximately $1.6 million as compared to $1.8 million for the three months ended September 30, 2004.  The $0.2 million decrease was primarily due to the refinancing of three mortgages in August 2005.

Rehabilitation Therapy Services

     Gross revenues from Rehabilitation Therapy Services increased $3.2 million, or 10.2%, to approximately $34.7 million for the three months ended September 30, 2005 from approximately $31.5 million for the three months ended September 30, 2004.  Of the $3.2 million increase in gross revenues, $2.1 million was an increase in non-affiliated revenues and $1.1 million was in sales to affiliates. The increase in non-affiliated revenues of $2.1 million or 9.0%, to approximately $25.4 million for the three months ended September 30, 2005 from approximately $23.3 million for the three months ended September 30, 2004, was primarily due to:

-	an increase of 2.6% in contracts to 319 contracts for the three months ended September 30, 2005 from 311 contracts for the three months ended September 30, 2004.

     Operating salaries and benefits expenses increased $2.7 million, or 12.0%, to approximately $25.2 million for the three months ended September 30, 2005 from approximately $22.5 million for the three months ended September 30, 2004. The increase was primarily driven by an average 5.5% increase in therapist wages quarter over quarter to retain and attract qualified staff, offset in part by a $0.9 million reclassification to general and administrative expense of salaries and benefits for overhead staff that was recorded to operating salaries and benefits in 2004.

     Self-insurance for workers' compensation and general and professional liability expenses increased approximately $0.3 million, to $0.4 million for the three months ended September 30, 2005 from approximately $0.1 million for the three months ended September 30, 2004. The increase was primarily due to an increase in workers' compensation claims expense.

     Other operating costs, including contract labor expenses, increased $0.1 million, or 1.8%, to $5.7 million for the three months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004. The increase was primarily due to an increase in support fees for management information systems.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.9 million, or 90.0%, to approximately $1.9 million for the three months ended September 30, 2005 from approximately $1.0 million for the three months ended September 30, 2004. The increase was primarily due to a $0.9 million reclassification of overhead salaries and benefits, and help wanted advertising and collection costs, included in operating salaries and benefits in 2004, coupled with wage increases and revised recruitment bonus programs associated with initiatives to attract new business and retain staff.

     The provision for losses on accounts receivable decreased $0.6 million, or 100.0%, to a credit of approximately $21,000 for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. The decrease in expense in the third quarter of 2005 was primarily due to improvement in collections of older receivables.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medical Staffing Services

     Net revenues from Medical Staffing Services increased $5.2 million, or 39.4%, to approximately $18.4 million for the three months ended September 30, 2005 from approximately $13.2 million for the three months ended September 30, 2004.  The increase was primarily the result of:

-

an increase of approximately $3.3 million in nonaffiliated revenues due to increased staffing of hospitals and other healthcare facilities, driven by an increase in billable hours, increased bill rates and services provided to a broader and more divergent customer base; and

-	an increase of approximately $1.9 million in revenues due to the acquisition in April 2005 of two small staffing companies and ProCare in August 2005.

     Operating salaries and benefits expenses were approximately $14.7 million for the three months ended September 30, 2005 as compared to approximately $10.8 million for the three months ended September 30, 2004, an increase of approximately $3.9 million, or 36.1%. $2.7 million of the increase was tied directly to the increase in nonaffiliated revenue and the remaining $1.2 million resulted from the acquisitions mentioned above.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.2 million, or 25.0%, to approximately $0.6 million for the three months ended September 30, 2005 from approximately $0.8 million for the three months ended September 30, 2004.  The decrease was primarily due to lower administrative expenses and a decrease in headcount.

Home Health Services

     Net revenues from Home Health Services increased approximately $0.7 million, or 4.7%, to $15.6 million for the three months ended September 30, 2005 from approximately $14.9 million for the three months ended September 30, 2004.  The increase in revenues was comprised primarily of:

-	a $0.3 million increase in Medicare revenues due to increased patient visits; and

-	an increase of $0.5 million in commercial insurance revenues due to increased patient visits.

     Operating salaries and benefits expenses increased approximately $1.5 million, or 15.0%, to $11.5 million for the three months ended September 30, 2005 from approximately $10.0 million for the three months ended September 30, 2004. The increase was primarily the result of the increase in revenues as discussed above, standard merit increases, overtime, inflationary wage increases for replacement positions, and a greater utilization of higher skilled labor such as registered nurses and therapists.

     Self-insurance for workers' compensation and general and professional liability expenses decreased approximately $0.2 million, or 33.3%, to $0.4 million for the three months ended September 30, 2005 from approximately $0.6 million for the three months ended September 30, 2004. The decrease was due to an improvement in workers' compensation claims experience.

     General and administrative expenses increased $0.2 million, or 100.0%, to approximately $0.4 million for the three months ended September 30, 2005 from approximately $0.2 million for the three months ended September 30, 2004.  The increase was primarily due to consulting fees related to revenue growth initiatives and increased recruitment efforts to fill open positions.

Laboratory and Radiology Services

     Net revenues from Laboratory and Radiology Services decreased $0.4 million, or 10.5%, to approximately $3.4 million for the three months ended September 30, 2005 from approximately $3.8 million for the three months ended September 30, 2004, primarily due to:

-	a decrease in contracts in our northeast laboratory operations which was impacted by increased competition in that

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

market.

     Operating salaries and benefits expenses decreased approximately $0.1 million, or 4.3%, to $2.2 million for the three months ended September 30, 2005 from approximately $2.3 million for the three months ended September 30, 2004. The decrease was directly attributable to the decrease in revenues.

     Self-insurance for workers' compensation and general and professional liability expenses decreased approximately $0.3 million, or 75.0%, to $0.1 million for the three months ended September 30, 2005 from approximately $0.4 million for the three months ended September 30, 2004. The decrease was due to an improvement in workers' compensation claims experience.

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to operating segments increased $2.6 million, or 31.7%, to approximately $10.8 million, or 5.0% of total net revenues, for the three months ended September 30, 2005, from approximately $8.2 million, or 4.1% of total net revenues, for the three months ended September 30, 2004. The increase was comprised primarily of:

-	$0.8 million of increases in wage and health insurance rates coupled with a credit of $0.4 million recorded in the quarter for the prior year;

-	an increase of $0.9 million in bank service charges as a result of the refund in 2004 of deferred bank charges associated with our credit facility restructuring; and

-	$0.2 million for a 401(k) match program that was introduced during the year.

Interest Expense

     Net interest expense not directly attributed to operating segments increased $0.7 million to approximately $1.3 million for the three months ended September 30, 2005 from approximately $0.6 million for the three months ended September 30, 2004. The increase was primarily due to the interest incurred on the increased borrowings on our credit line.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Results of Operations

     Net revenues increased $27.5 million, or 4.5%, to $636.2 million for the nine months ended September 30, 2005 from $608.7 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $13.1 million compared to a net loss of $14.2 million for the same period in 2004.

     The net income for the 2005 period included:

●	income of $13.8 million on discontinued operations comprised primarily of:

	-	a $7.7 million receipt of a deferred purchase price holdback related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc; and
-

income of $7.1 million associated with divested inpatient services operations, including a net $6.4 million favorable adjustment for self-insurance risks comprised of a $8.6 million reduction in general and professional liability self-insurance reserves for prior periods, offset by an increase of $2.2 million in workers' compensation self-insurance reserves; offset by

	-	losses of $0.8 million from operations related primarily to our mobile radiology operations that were classified as an asset held for sale during the third quarter; and

●	a reduction of $3.9 million of general and professional liability self-insurance reserves related to continuing operations for prior periods;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

●	$2.0 million in additional interest charges associated with borrowings on our line of credit included in interest, net;

●	an increase of $1.8 million, net, of workers' compensation self insurance reserves related to continuing operations for prior periods; and

●	a $0.9 million loss on sale of assets, net, related to write-downs for land and buildings.

     The net loss for the 2004 period included:

-	net losses on discontinued operations of $18.6 million that included

	-	$15.7 million associated with the California laboratory and radiology operations that included a revenue adjustment of $3.3 million; and
	-	$3.7 million associated with residual disposal charges associated with our pharmaceutical services operations; and

●	a $4.9 million provision for losses on accounts receivable;

offset by

●	a $3.7 million gain on extinguishment of debt associated with the refinance of six mortgages;

●	a reduction of $2.6 million in self-insurance reserves for continuing operations for workers' compensation related to prior periods;

●	a reduction of $2.1 million in self-insurance reserves for continuing operations for general and professional liability related to prior periods; and

●	an income tax benefit of $1.1 million.

Inpatient Services

     Net revenues increased $17.8 million, or 4.1%, to approximately $454.5 million for the nine months ended September 30, 2005 from approximately $436.7 million for the nine months ended September 30, 2004. The increase in net revenues for the Inpatient Services division was primarily the result of:

-	an increase of $10.5 million in Medicare revenues due primarily to an improvement in Medicare patient mix of 82 basis points to 13.8% from 13.0% of total occupancy;

-	an increase of $3.8 million in Medicaid revenues due primarily to improved rates, including the California Medicaid rate increase of $1.2 million; and

-	an increase of $3.5 million in private and commercial insurance revenues due to rate increases.

      Operating salaries and benefits expenses increased $9.7 million, or 4.4%, to approximately $229.4 million for the nine months ended September 30, 2005 from approximately $219.7 million for the nine months ended September 30, 2004. The increase was primarily due to:

-	wage increases to remain competitive in local markets, an increase in labor hours associated with the increase in Medicare revenues coupled with a $1.6 million increase in health insurance costs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Self-insurance for workers' compensation and general and professional liability insurance decreased approximately $4.6 million, or 16.5%, to $23.2 million for the nine months ended September 30, 2005 as compared to $27.8 million for the nine months ended September 30, 2004.  This decrease was comprised of:

-	a $5.1 million decrease related to general and professional liability insurance costs primarily related to a reduction of incidents in prior periods;

offset by

-	a $0.5 million increase related to workers' compensation costs primarily related to the degradation of claims experience for the 2001 and 2003 policy years.

      Other operating costs increased approximately $9.4 million, or 8.0%, to $126.8 million for the nine months ended September 30, 2005 from $117.4 million for the nine months ended September 30, 2004.  The increase was primarily due to:

-	a $4.8 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix;

-	a one-time favorable adjustment of $3.7 million for extinguishment of debt recorded in 2004;

-	a $0.4 million increase in provider taxes; and

-	a $0.4 million increase in utility expense.

     General and administrative expenses increased $1.1 million, or 12.6%, to approximately $9.8 million for the nine months ended September 30, 2005 from approximately $8.7 million for the nine months ended September 30, 2004. The $1.1 million increase was primarily due to salaries and benefits expense for regional administrative and office personnel.

     Facility rent expense of $27.0 million for the nine months ended September 30, 2005 was flat when compared to the nine months ended September 30, 2004.

     Depreciation and amortization decreased $0.1 million, or 2.0%, to approximately $4.8 million for the nine months ended September 30, 2005 from approximately $4.9 million for the nine months ended September 30, 2004. The decrease was primarily attributable to the conversion of one facility from a capital lease to an operating lease in 2004, partly offset by additional capital expenditures incurred for facility improvements in 2005.

     Net interest expense for the nine months ended September 30, 2005 was approximately $5.1 million as compared to $3.4 million for the nine months ended September 30, 2004.  The $1.7 million increase was primarily due to the consolidation of Clipper, which commenced in the third quarter of 2004. (See "Note 7 - Variable Interest Entities.")

Rehabilitation Therapy Services

     Gross revenues from Rehabilitation Therapy Services increased $1.0 million, or 1.0%, to approximately $102.8 million for the nine months ended September 30, 2005, from approximately $101.8 million for the nine months ended September 30, 2004.  Of the $1.0 million increase in gross revenues, affiliated revenues increased $2.6 million, or 10.4%, offset by a decrease of $1.6 million, or 2.0%, in non-affiliated sales. The decrease in non-affiliated revenues of $1.6 million to approximately $75.4 million for the nine months ended September 30, 2005 from approximately $76.9 million for the nine months ended September 30, 2004 was due primarily to:

-	the loss of two key customers at the end of the second quarter of 2004.

     Operating salaries and benefits expenses increased $2.3 million, or 3.3%, to approximately $72.8 million for the nine months ended September 30, 2005 from approximately $70.5 million for the nine months ended September 30, 2004. The increase was due primarily to an average increase of 4.9% in therapy wages offset by a $2.6 million reclassification to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

general and administrative expense of salaries and benefits for overhead staff that were recorded to operating salaries and benefits in 2004.

     Self-insurance for workers' compensation and general and professional liability expenses increased approximately $1.1 million to $1.3 million for the nine months ended September 30, 2005 from approximately $0.2 million for the nine months ended September 30, 2004. The increase was due to an increase in workers' compensation claims expense.

     Other operating costs, including contract labor expenses, increased $0.1 million, or 0.6%, to $17.6 million for the nine months ended September 30, 2005 from $17.5 million for the nine months ended September 30, 2004.  The increase was primarily due to an increase in support fees for management information systems.

     General and administrative expenses increased $3.0 million, or 115.4%, to $5.6 million for the nine months ended September 30, 2005 from $2.6 million for the nine months ended September 30, 2004.  The increase was primarily due to wage increases and revised recruitment bonus programs associated with initiatives to attract new business and retain staff, and a $2.6 million reclassification of overhead salaries and benefits, and help wanted advertising and collection costs, that was recorded to operating salaries and benefits in 2004.

     The provision for losses on accounts receivable decreased $2.4 million, or 126.3%, to a credit of approximately $0.5 million for the nine months ended September 30, 2005 from approximately $1.9 million for the nine months ended September 30, 2004. The decrease in expense was primarily due to improvements in collections of older receivables.

Medical Staffing Services

     Net revenues from Medical Staffing Services increased $9.4 million, or 23.2%, to approximately $50.0 million for the nine months ended September 30, 2005 from approximately $40.6 million for the nine months ended September 30, 2004.  The increase was primarily the result of:

-	an increase in nonaffiliated revenues of approximately $7.0 million primarily due to price increases and higher billable hours; and

-	the $2.4 million impact of the acquisition of two small staffing companies in April 2005 and ProCare in August 2005.

     Operating salaries and benefits expenses were approximately $40.6 million for the nine months ended September 30, 2005 as compared to approximately $32.9 million for the nine months ended September 30, 2004, an increase of approximately $7.7 million, or 23.4%.  $6.2 million of the increase was tied directly to the increase in nonaffiliated revenue and the remaining $1.5 million resulted from the acquisitions mentioned above.

     Other operating costs decreased $0.2 million, or 6.3%, to $3.0 million for the nine months ended September 30, 2005 from $3.2 million for the nine months ended September 30, 2004.  The decrease was primarily attributable to a $0.5 million decrease in contract labor expense due to decreased usage by affiliated inpatient services facilities, offset by a $0.3 million increase in various administrative expenses related to travel professionals.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.7 million, or 29.2%, to approximately $1.7 million for the nine months ended September 30, 2005 from approximately $2.4 million for the nine months ended September 30, 2004.  The decrease was primarily due to lower administrative expenses and a decrease in headcount.

     The provision for losses on accounts receivable decreased $0.5 million, or 125.0%, to a credit of approximately $0.1 million for the nine months ended September 30, 2005 from expense of $0.4 million for the same period in 2004. The decrease in expense in 2005 was due to bad debt recoveries for older receivables.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Home Health Services

     Net revenues from Home Health Services increased approximately $3.0 million, or 7.1%, to $45.5 million for the nine months ended September 30, 2005 from approximately $42.5 million for the nine months ended September 30, 2004.  The increase in revenues was comprised primarily of:

-	a $1.5 million increase in Medicare revenues due to increased patient visits; and

-	an increase of $1.3 million in commercial insurance revenues due to increased patient visits.

     Operating salaries and benefits expenses increased approximately $3.7 million, or 12.3%, to $33.7 million for the nine months ended September 30, 2005 from approximately $30.0 million for the nine months ended September 30, 2004. The increase is directly attributable to the increase in revenues, overtime, wage increases for replacement positions and a greater utilization of higher skilled labor such as registered nurses and therapists.

     Self-insurance for workers' compensation and general and professional liability expenses decreased approximately $0.3 million, or 20.0%, to $1.2 million for the nine months ended September 30, 2005 from approximately $1.5 million for the nine months ended September 30, 2004. The decrease was directly attributable to an improvement in workers' compensation claims experience.

     Other operating costs increased $0.1 million, or 2.0%, to $5.1 million for the nine months ended September 30, 2005 from $5.0 million for the nine months ended September 30, 2004.  The increase was driven primarily by an increase in purchased services and other administrative costs.

     General and administrative expenses increased $0.2 million, or 28.6%, to $0.9 million for the nine months ended September 30, 2005 from $0.7 million for the nine months ended September 30, 2004. The increase was primarily due to increased recruitment efforts to fill open positions.

     The provision for losses on accounts receivable decreased $0.1 million, or 25.0% to approximately $0.3 million for the nine months ended September 30, 2005 from approximately $0.4 million for the nine months ended September 30, 2004. The decrease was primarily the result of bad debt recoveries of older receivables, for which a reserve had previously been recorded.

Laboratory and Radiology Services

     Net revenues from Laboratory and Radiology Services decreased $1.1 million, or 9.2%, to approximately $10.8 million for the nine months ended September 30, 2005 from approximately $11.9 million for the nine months ended September 30, 2004, due primarily to:

-	a decrease in nonaffiliated contracts in the northeast.

     Self-insurance for workers' compensation and general and professional liability expenses decreased approximately $0.1 million, or 20.0%, to $0.4 million for the nine months ended September 30, 2005 from approximately $0.5 million for the nine months ended September 30, 2004. The decrease was due to an improvement in workers' compensation claims experience.

     General and administrative expenses decreased $0.1 million, or 50%, to $0.1 million for the nine months ended September 30, 2005 to $0.2 million for the nine months ended September 30, 2004.  The decrease was primarily due to lower administrative expenses.

     The provision for losses on accounts receivable increased $0.1 million, or 50.0% to approximately $0.3 million for the nine months ended September 30, 2005 from approximately $0.2 million for the nine months ended September 30, 2004. The increase was primarily the result of a bad debt allowance adjustment recorded as a result of slow paying and uncollectible accounts.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate General and Administrative Departments

     General and administrative costs not directly attributed to operating segments increased $3.4 million, or 11.3%, to approximately $33.5 million, or 5.3% of total net revenues, for the nine months ended September 30, 2005 from approximately $30.1 million, or 4.9% of total net revenues, for the nine months ended September 30, 2004. The increase was comprised primarily of:

-	$1.3 million of increases in wage and health insurance rates coupled with a credit of $0.4 million recorded in the quarter for the prior year;

-	an increase of $0.9 million in bank service charges as a result of the refund in 2004 of deferred bank charges associated with our credit facility restructuring;

-	$0.7 million in severance paid during the first quarter of the year to two former executives; and

-	$0.5 million in a 401(k) match program that was introduced during the year.

 Interest Expense

     Net interest expense, not directly attributed to operating segments, increased $0.6 million to approximately $3.5 million for the nine months ended September 30, 2005 from approximately $2.9 million for the nine months ended September 30, 2004. The increase was primarily due to the interest incurred on the increased borrowings on our credit line.

Income Tax Benefit

     Income tax benefit decreased $0.3 million to a benefit of $0.8 million for the nine months ended September 30, 2005 from a benefit of $1.1 million for the nine months ended September 30, 2004.  The decrease was the result of fewer federal income tax refunds received in 2005.

Liquidity and Capital Resources

     For the nine months ended and as of September 30, 2005, our net income was $13.1 million and our working capital deficit was $27.4 million. As of September 30, 2005, we had cash and cash equivalents of approximately $13.6 million, $20.8 million outstanding under our Revolving Loan Agreement and approximately $13.1 million of funds available for borrowing under our Revolving Loan Agreement, which expires March 1, 2007. We intend to restructure our Revolving Loan Agreement in the fourth quarter of 2005 to increase our availability and reduce our interest costs. Upon closing of the acquisition of Peak, we intend to refinance Peak's revolving indebtedness through our restructured Revolving Loan Agreement. We believe that our operating cash flows, existing cash reserves, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for the operations, capital expenditures and regularly scheduled debt service payments of the combined companies at least through the next twelve months.

     Cash Flows.  For the three months ended September 30, 2005, we had $3.0 million in cash provided by operating activities, primarily due to receipt of Medicare cost report settlements, and cash proceeds of $7.7 million from the hold back from the sale of our pharmaceutical operations, which were used to fund $4.1 million in capital expenditures, the $4.2 million in acquisition costs for the medical staffing segment, and $1.7 million in debt service.

     For the three months ended September 30, 2004, we had $8.6 million in cash provided by operating activities and $1.4 million in cash from the sale of assets, which were used to fund $3.4 million in capital expenditures and $0.9 million in debt service.

     For the nine months ended September 30, 2005, our net cash used for operating activities was $14.9 million, which was primarily the result of $20.2 million in funding for workers' compensation and general and professional liability insurances.  The $20.8 million in borrowings under our Revolving Loan Agreement and the cash proceeds of $9.4 million from the sale of assets were primarily used to fund $11.8 million in capital expenditures, $7.0 million in net debt service for the year, and $5.4 million in acquisition costs for the medical staffing segment.  The $7.0 million in debt service was the net of $18.0

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

million in long-term debt repayments and an $11.0 million borrowing, as a result of the refinance of three facility mortgages.

     For the nine months ended September 30, 2004, our net cash used for operating activities was $23.1 million, which was primarily the result of $24.0 million in funding for workers' compensation and general and professional liability insurances.  The $52.3 million net proceeds from the equity offering we completed in early 2004, were used to fund self-insurance liabilities, pay down the $13.1 million balance under our Revolving Loan Agreement, fund $8.3 million in capital expenditures, and pay $5.9 million in debt service for the year.

     Revolving Loan Agreement.  We have a Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain other lenders (the "Revolving Loan Agreement") that, as amended, expires on March 1, 2007.  The Revolving Loan Agreement is a $75.0 million revolving line of credit that is secured by our accounts receivable, inventory, equipment and other assets, including the stock of our subsidiaries.  Pursuant to the Revolving Loan Agreement, the interest rate for the Base Rate Loans is calculated at the greater of 4.75% or prime plus 0.5%, and the interest rate for LIBOR Loans is calculated at the greater of 4.75% or the London Interbank Offered Rate plus 3.25%. The effective interest rate as of September 30, 2005 on borrowings under the Revolving Loan Agreement was approximately 7.08%.  The weighted average borrowing interest rate for the period from January 1, 2005 through September 30, 2005 was 6.54%.  Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of Eligible Receivables plus eighty-five percent (85%) of the value of Eligible Divested Company Receivables, but not to exceed $75.0 million.  The defined borrowing base as of September 30, 2005 was $48.3 million, net of specified reserves of $10.6 million. We are also prohibited under our Revolving Loan Agreement from borrowing money from third parties without the prior consent of CapitalSource Finance.

     The availability of amounts under our Revolving Loan Agreement is subject to our compliance with certain financial covenants contained in the Revolving Loan Agreement. These covenants include a minimum fixed charge coverage calculation which requires a minimum required availability (cash on hand plus borrowing availability) that must exceed total Fixed Charges less Operating Cash Flow for a rolling twelve-month period, and a maximum of $10.0 million per any six-month period that may be expended on capital expenditures with respect to fixed assets. As of September 30, 2005, we were in compliance with these covenants.

     Acquisitions.  On August 29, 2005, we acquired ProCare, a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. ProCare had revenues in 2004 of approximately $18.0 million. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets.  Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names and $3.3 million was assigned to customer contracts, both of which are subject to amortization.  The remaining $2.5 million of acquired intangible assets represented goodwill and was assigned to the Medical Staffing segment and will be subject to annual impairment tests.  The allocation of the purchase price was based on preliminary data and could change when final valuation of certain intangible assets is obtained.

     Assets Held for Sale.  During the nine months ended September 30, 2005, we sold one nursing facility for approximately $1.0 million in cash, and land and a building for approximately $0.8 million.

     In July 2003, we sold the assets of our pharmaceutical services operations, including the assets of SunScript Pharmacy Corporation, to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Approximately $7.7 million of the $15.0 million hold back was received during September 2005. Payment of the remainder of the hold back is pending the completion of a net asset adjustment reconciliation satisfactory to both parties to the transaction. The reconciliation, which is not directly related to the hold back consideration, and for which provision has previously been made, is expected to be completed during the fourth quarter of 2005.

     As of September 30, 2005, we classified Pacific Mobile, our mobile radiology services operations located in Arizona and Colorado, with a carrying amount of $0.2 million and three undeveloped parcels of land and an office building collectively valued at $2.9 million, as held for sale, pursuant to SFAS No. 144.  We expect to sell these operations and properties within the next twelve months.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      Debt.  As part of the ProCare staffing acquisition in August 2005, we incurred $4.1 million in promissory notes payable over three years. (See "Note 15 - Acquisitions.")

     During August 2005, we refinanced three mortgages that were due in 2005 with CapitalSource Finance for $11.0 million. These loans bear interest at 8.5%, mature in five years, require monthly principal and interest payments and are secured by the real property of the nursing facilities.

     On February 28, 2002, we delivered a promissory note to the federal government as part of our settlement agreement pursuant to our Plan of Reorganization. The remaining payments due under the promissory note are $3.0 million on each of February 28, 2006 and 2007.  Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield.  The effective interest rate as of September 30, 2005 was approximately 2.2%.

     Capital Expenditures.  We incurred total net capital expenditures related to improvements at existing facilities, as reflected in the segment reporting, of $4.1 million and $3.4 million for the three months ended September 30, 2005 and 2004, respectively, and $11.8 million and $8.3 million for the nine months ended September 30, 2005 and 2004, respectively.  There were no significant capital expenditures for divested facilities for the three and nine months ended September 30, 2005.

     Other.  In August 2005, we agreed to pay the Bureau of Medi-Cal Fraud and Elder Abuse of the Attorney General of the State of California $2.5 million in quarterly payments commencing October 2005 and terminating July 2007. (See "Note 12 - Other Events.")

     We continue to negotiate settlements of bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of September 30, 2005, we expect to pay $2.5 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

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

								Fair Value	Fair Value
								September 30,	December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005(2)	2004(2)
	(Dollars in thousands)

Fixed rate debt (1)	$ 9,265	$ 39,941	$ 2,899	$ 2,255	$ 11,138	$ 27,396	$ 92,894	$ 88,490	$ 54,497
Average interest rate	5.6%	8.2%	7.5%	7.8%	8.4%	7.4%
Variable rate LIBOR debt	$ 11,483	$ 21,372	-	-	-	-	$ 32,855	$ 28,855	$ 12,990
Average interest rate	6.6%	6.5%	0.0%	0.0%	0.0%	-

(1)	Fixed rate long-term debt includes $50.5 million related to consolidation of Clipper as of September 30, 2005 and $51.0 million as of December 31, 2004 (see "Note 7 - Variable Interest Entities.")

(2)	The fair value of fixed rate debt and variable rate LIBOR debt were determined based on the current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

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

ITEM 6. EXHIBITS

2.1 (1)

Amendment No. 1, dated as of July 7, 2005, to the Agreement and Plan of Merger, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., Pinnacle Acquisition Corp., Peak Medical Corporation and the stockholders of Peak Medical Corporation

2.2 (1)

Amendment No. 2, dated as of September 16, 2005, to the Agreement and Plan of Merger, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., Pinnacle Acquisition Corp., Peak Medical Corporation and the stockholders of Peak Medical Corporation

10.1 (1)

Amendment No. 1, dated as of July 7, 2005, to the Stockholders Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

10.2 (1)

Amendment No. 2, dated as of September 16, 2005, to the Stockholders Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

10.3 (1)

Amendment No. 1, dated as of July 7, 2005, to the Registration Rights Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

31	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the appendices to our Proxy Statement filed on September 22, 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

Date:  November 1, 2005

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)