Form 10-K
period 2005-12-31
SUN HEALTHCARE GROUP INC
filed 2006-03-10
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR
☐ Transition Report Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-49663

SUN HEALTHCARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	85-0410612 (I.R.S. Employer Identification No).

18831 Von Karman, Suite 400
Irvine, CA  92612
(949) 255-7100
(Address, including zip code, and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes     ☒No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes     ☒No

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes     ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes     ☒No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $96.0 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒Yes     ☐No

     On March 1, 2006, Sun Healthcare Group, Inc. had 31,150,050 outstanding shares of Common Stock, inclusive of 10,182 shares of treasury stock.

     Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the 2006 Annual Meeting to be filed prior to April 30, 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 FORM 10-K

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

___________________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 PART I

 Item 1.  Business

 Overview

     We are a nationwide provider of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 134 skilled nursing facilities (10 of which are managed), 14 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals with 16,910 licensed beds located in 19 states at March 1, 2006. We also provide rehabilitation therapy services, temporary medical staffing services and home health services to adult and pediatric patients.

      In February 2002 we emerged from Chapter 11 bankruptcy proceedings pursuant to the terms of our Plan of Reorganization. As used in this Form 10-K, the term "Predecessor Company" refers to our operations for periods prior to March 1, 2002, while the term "Reorganized Company" is used to describe our operations for periods beginning March 1, 2002 and thereafter. During the bankruptcy proceedings, we divested our international operations and over 100 inpatient facilities. After the bankruptcy proceedings were concluded, our new management team determined that further significant restructuring of our business was necessary in order to preserve and enhance shareholder value. Our restructuring was substantially completed in December 2004 and involved: (i) the renegotiation of the terms of our leases for skilled nursing facilities resulting in an approximate 300 basis point reduction in lease expense as a percentage of net revenues; (ii) the divestiture of 137 poor performing inpatient facilities; and (iii) the sale of non-core assets, including our pharmacy business.

     Commencing in 2005, we implemented a business strategy to leverage our existing platform, and in August 2005 we acquired ProCare One Nurses, LLC ("ProCare"), a leading provider of specialized nurse staffing with approximately 800 nurses on its roster.  In December 2005, we acquired Peak Medical Corporation ("Peak"), an Albuquerque, New Mexico-based operator of 56 skilled nursing facilities and independent and assisted living residences and a small hospice operation. These facilities are located in New Mexico, Oklahoma, Colorado, Montana, Idaho, Utah and Wyoming. We believe these acquisitions will provide us with critical mass in new geographic markets, potential synergies from reduction in overhead, improved purchasing discounts and revenue and margin growth opportunities.

Industry

     The demand for long-term healthcare services is being driven by the aging population, increased life expectancies and a decrease in the number of senior care facilities. During 2004, there were approximately 3.6 million Americans aged 85 or older, or 1.3% of the population, according to the United States Census Bureau. This age group is projected to grow to over 5.7 million by 2010 and to approximately 6.8 million by 2020, or 2.1% of the projected population. Furthermore, the Centers for Medicare and Medicaid Services ("CMS"), a division of the Department of Health and Human Services, predicts that government spending on nursing homes will grow from $106.6 billion in 2002 to approximately $194.6 billion in 2014, representing an annual growth rate of 5.1%. Despite this potential rise in demand for senior care, there has been a noticeable, decreasing trend in the number of certified nursing homes. According to the American Health Care Association, the number of nursing facilities has declined from 17,014 (1,708,500 beds) in 1999 to 16,032 (1,676,770 beds) in June 2005. With no net increase in the number of available beds, we believe these demographic trends will create growth opportunities for the most efficient facility operators.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Business Segments

     We operate through various direct and indirect subsidiaries that engaged in the following five principal business segments during 2005:

-	inpatient services, primarily skilled nursing facilities;

-	rehabilitation therapy services;

-	medical staffing services;

-	home health services; and

-	laboratory and radiology services.

Inpatient services.  As of December 31, 2005, we operated 158* long-term care facilities (consisting of 134 skilled nursing facilities (10 of which are managed), 14* assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals) in 19 states with 16,965 licensed beds through SunBridge Healthcare Corporation ("SunBridge") and other subsidiaries. Our skilled nursing facilities provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, dietary and administrative services for individuals requiring certain assistance for activities in daily living. Several of our skilled nursing facilities also contain wings dedicated to the care of residents afflicted with Alzheimer's disease. Our assisted living facilities provide services that include minimal nursing assistance, housekeeping, dietary, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living facilities provide services that include security, housekeeping, dietary and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health facilities provide a range of inpatient and outpatient services for adults and children through specialized treatment programs. Our specialty acute care hospitals provide rehabilitation, long term acute care and geriatric behavioral health services. We also provide hospice services in three states for individuals facing end of life issues and 72.1% of our net revenues in 2005 was generated through inpatient services, which included one month of Peak operations.  If we had operated Peak for the full year ended December 31, 2005, then 77.8% of our total pro forma net revenues in 2005 would have been generated through inpatient operations.

Rehabilitation therapy services.  We provide rehabilitation therapy services through SunDance Rehabilitation Corporation ("SunDance"). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2005, SunDance provided rehabilitation therapy services to 424 facilities in 34 states, 328 of which were operated by nonaffiliated parties. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc. ("HTA"), a wholly owned subsidiary. Net revenues generated through rehabilitation therapy services were 11.4% of our net revenues in 2005.

_____________________
*We previously reported that, upon the acquisition of Peak Medical Corporation in December 2005, we operated 164 long-term care facilities, including 20 assisted and independent living facilities. Those statistics included six small assisted living and independent living facilities operated by Peak that are located on the same campus as skilled nursing facilities, consistent with the manner presented by Peak. We now count such facilities that share the same campus as one facility, so the number of independent and assisted living facilities described herein is 14 instead of the previously reported 20, and the total number of facilities is 158 instead of 164. The numbers of licensed beds and available beds are not affected by this change.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medical staffing services.  We are a national provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). For the year ended December 31, 2005, CareerStaff derived 66% of its revenues from hospitals and other providers, 21% from skilled nursing facilities, 9% of its revenues from schools and 4% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. CareerStaff also places traveling therapists and nurses on 13-week assignments and, on a permanent basis, places nurses, physicians, therapists and department heads with health care facilities throughout the United States. As of December 31, 2005, CareerStaff provided medical staffing services in major metropolitan areas in 17 states, and also placed temporary traveling therapists in smaller cities and rural areas. Medical staffing services generated 8.0% of our net revenues in 2005.

Home health services.  As of December 31, 2005, we provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio through SunPlus Home Health Services, Inc. ("SunPlus"). SunPlus also operates two licensed home infusion pharmacies in California. Home health services generated 6.9% of our net revenues in 2005.

Laboratory and radiology services.  Through SunAlliance Healthcare Services, Inc. ("SunAlliance"), we provide medical laboratory and radiology services to skilled nursing facilities in Massachusetts, New Hampshire and Rhode Island. On November 4, 2005, SunAlliance sold its mobile radiology operations in Arizona and Colorado. Laboratory and radiology services generated 1.6% of our net revenues in 2005.

Competition

     Our business is competitive. The nature of competition within the inpatient services industry varies by location. We compete with other inpatient facilities based on key competitive factors such as the number of competing facilities in the local market, the types of services available, quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

     We also compete with other companies in providing rehabilitation therapy services, medical staffing services, home health services and other ancillary services, and in employing and retaining qualified nurses, therapists and other medical personnel. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to customer needs.

Competitive Strengths

We believe that the following competitive strengths will allow us to continue to improve our operations and profitability:

-

National footprint.  Our core business, providing inpatient services, operated through 158 facilities in 19 states at December 31, 2005. These operations, together with our ancillary businesses that operate in many of those states as well as several other jurisdictions, enable us to realize the benefits of economies of scale, purchasing power and increased operating efficiencies relevant to corporate functions. Furthermore, our geographic diversity mitigates our risk associated with fluctuating state regulatory changes related to reimbursement and the handling of patient care liability.

-

Core inpatient business.  Our inpatient business has demonstrated consistent revenue and earnings growth through expansion of its service offerings and an increase in the percentage of Medicare revenues. In each of the last eight consecutive quarters, we have increased the percentage of our revenues derived from Medicare, in both patient count and revenue dollars, when compared with

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the same quarter in the prior year, while maintaining inpatient occupancy rates above industry averages. We expect future growth will come from both continued expansion of clinical competencies and services along with continued improvement in referral development within our local medical communities.

-

Quality of care and strong brand image.  We have implemented industry leading initiatives to provide a high quality of care to our patients. These steps have resulted in a reduction in the size and number of liability claims along with improved regulatory outcomes from our state licensing bodies. Our standard of care has further strengthened our brand image, allowing us to develop an extensive referral network of patients.

-

Ancillary businesses that provide additional opportunities for value creation.  Our medical staffing and home health businesses have a proven operating model. We are making changes to our operating model for our rehabilitation therapy business to adjust to current trends in that business, and we believe that the new operating model will improve our results of operations. These ancillary businesses diversify our revenue base and improve our payor mix.

-

Experienced management team with a proven track record. Our management team, at both the executive and operating levels, has significant industry knowledge and operating experience in the long-term care industry. Our chief executive officer, our chief financial officer and the chief operating officer of our operating subsidiaries have over 75 years of cumulative experience. Since 2002, we have acquired Peak and ProCare, completed two common stock offerings, restructured and expanded our loan agreement, disposed of 137 poor performing facilities, sold our pharmacy operations and other non-core assets, reduced our cost structure, and hired experienced executives for key management positions.

Business Strategy

     We intend to build on our competitive strengths to grow our business and maintain our position as a nationwide provider of senior services by achieving the following objectives:

-

Continue our inpatient growth.  We intend to grow our inpatient operations by maintaining a high occupancy rate and enhancing our payor mix. We are currently implementing this strategy by focusing on our clinical and case management skills to increase our percentage of revenues derived from Medicare and creating specialty units within our facilities to meet unique clinical needs within a community. We plan to take advantage of our marketing infrastructure and brand image to attract new patients and to expand our customer base. Additionally, we will continue to explore opportunities to increase our portfolio through acquisition in both existing states and new states that provide appropriate business opportunities.

-

Execute strategies in our ancillary businesses.  We will continue to develop and grow our ancillary businesses, which provide us with diversified revenue sources, favorable payor mix and growth opportunities. We believe strong industry fundamentals in the medical staffing and home health sectors will provide consistent demand for our services and allow us to be a leading player in these businesses. We are committed to executing operational strategies to improve both margins and profitability in our rehabilitation therapy business to mitigate the labor pressure that has negatively impacted the business. Our growth strategy will be balanced between organic and acquisition based growth that leverages our existing footprint and infrastructure.

-	Increase operational efficiency and leverage our existing platform. We will continue to focus on improving operating efficiency without compromising our high quality of care. We plan to reduce

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

costs and enhance efficiency through various methods, including:

-	reducing overhead through process improvement and frequent re-examination of costs;

-	controlling risks through a highly structured management process;

-	reducing our general and professional liability expenses year-over-year; and

-	continued analysis of the profitability of individual business units.

Employees and Labor Relations

     As of December 31, 2005, we had approximately 22,000 full-time and part-time employees. Of this total, there were 15,800 employees in our long-term and subacute care operations, 2,500 employees in the rehabilitation therapy services operations, 2,000 employees in the medical staffing business, 1,200 employees in the home health business, 200 employees in the laboratory and radiology business, and 300 employees at the corporate and regional offices.

     As of December 31, 2005, we operated 17 facilities with union employees. 1,226 of our employees (5.6% of all of our employees) who worked in long-term care facilities in Alabama, California, Georgia, Massachusetts, Montana, Ohio, Tennessee and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering 560 of these employees (2.5% of all our employees) have expired or will expire in 2006 and are, or will be, subject to renegotiation with the unions.

Federal and State Regulatory Oversight

     The healthcare industry is extensively regulated. In the ordinary course of business, our operations are continuously subject to federal, state and local regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. Various laws, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, as more fully described below. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a facility is decertified by CMS or a state as a Medicare or Medicaid provider, the facility will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the facility would be forced to care for such residents without being reimbursed or to transfer such residents. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues from Medicare, Medicaid and Other Sources" for a discussion of our Medicare and Medicaid revenues and how changes and proposed changes in such programs are expected to affect those revenues.

     Our skilled nursing facilities and hospital facilities are currently licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third‑party payor programs. From time to time, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action and/or challenge the stated basis for the allegation of noncompliance. Where corrective action is required, we work with the reviewing agency to create mutually agreeable measures to be taken to bring the facility or service provider into compliance. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a facility or service provider, including the imposition of monetary fines, bans on admissions, civil monetary penalties and the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

decertification of a facility or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. When appropriate, we vigorously contest such sanctions. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.

     Various states in which we operate facilities have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse's assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions.

     Most states in which we operate have statutes which require that, prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, we first must obtain a Certificate of Need, or CON, which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities.

     We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

-

the "anti-kickback" provisions of the Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

-

the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

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

     We are also subject to regulations under the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The privacy rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) civil or criminal penalties for violation of an individual's privacy rights.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information.

Corporate Integrity Agreement, Permanent Injunction and Compliance Process

      The Predecessor Company entered into a Corporate Integrity Agreement (the "CIA") with the Health and Human Services/Office of Inspector General ("HHS/OIG") in July 2001 and it became effective on February 28, 2002. It implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as Quality Monitor and Independent Review Organization under the CIA. A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs.

      The Predecessor Company also consented to the terms of a Permanent Injunction and Final Judgment entered in California state court on October 3, 2001, and we consented to a revised Permanent Injunction and Final Judgment entered on September 14, 2005 ("PIFJ"). The PIFJ, which resulted from investigations by the Bureau of Medi-Cal Fraud and Elder Abuse (the "BMFEA") of the Office of the California Attorney General and applies to our California facilities, requires compliance with certain clinical practices which are substantially consistent with existing law and our current practices, and imposes staffing requirements and specific training obligations. The PIFJ also requires us to issue to the State of California reports similar to those delivered to the HHS/OIG pursuant to the CIA. A breach of the PIFJ could subject us to substantial monetary penalties.

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

     Designated Compliance Officer and Compliance Committee.  We have a Corporate Compliance Officer whose responsibilities include, among other things: (i) overseeing the Compliance Process; (ii) overseeing compliance with the CIA, PIFJ, and functioning as the liaison with the external monitors and federal government on matters related to the Compliance Process, CIA, and PIFJ; (iii) reporting to the Board of Directors, the Compliance Committee of the Board of Directors, and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive training program which focuses on the elements of the Compliance Process and employee background screening process. We also maintain a Corporate Compliance Committee, which includes the Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Operating Officer of our operating subsidiaries, Senior Vice President of Human Resources, and the Corporate Compliance Officer. This Committee meets regularly to discuss compliance‑related issues. Compliance matters are also reported to the Compliance Committee of the Board of Directors on a regular basis. The Compliance Committee is comprised solely of independent directors.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     Internal Monitoring and Auditing.  Our Compliance Process, in accordance with the CIA, puts internal controls in place to meet the following objectives effectively: (i) accuracy of claims, reimbursement submissions, cost reports and source documents; (ii) provision of patient care, services, and supplies as required by applicable standards and laws; (iii) accuracy of clinical assessment and treatment documentation; and (iv) implementation of the CIA and PIFJ (e.g., background checks, licensing and training). Each business line monitors and audits compliance with P&Ps and other standards to ensure that the objectives listed above are met. Data from these internal monitoring and auditing systems are analyzed and acted upon through a quality improvement process. We have designated the subsidiary presidents and each member of the operations management team as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process are completed at the operational level for which the Compliance Liaison is responsible.

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

Item 1A. Risk Factors

      Information provided in this Annual Report on Form 10-K ("Annual Report") contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act").  All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of changes in government reimbursement programs, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.  We caution

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the factors set forth below. You should carefully consider the risks described herein. There may be additional risks of which we are presently unaware or that we currently deem immaterial.

Reductions in the reimbursement rates paid by Medicare and Medicaid agencies, and adverse changes in our payor mix could reduce our net earnings, and future reform legislation may directly impact our business.

     For the year ended December 31, 2005, we derived 78.3% of our inpatient revenues from continuing operations (including Peak for the month of December) from Medicare and Medicaid. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and have implemented or proposed to implement changes that will or could adversely affect our reimbursements. For example, among other things, (i) two temporary add-on payments were eliminated, the number of resource utilization group ("RUG") categories was increased from 44 to 53, and the nursing case-mix weight for all 53 RUG categories was increased; (ii) "therapy caps" were implemented to limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy, and an exceptions process for Medicare beneficiaries who require medically necessary services in excess of the therapy caps was developed; (iii) Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid, referred to as "dual eligibles", was shifted to the new Part D Medicare program; and (iv) President Bush's budget proposal for the federal fiscal year beginning October 1, 2006 contains changes that, if enacted as proposed, would materially adversely affect our skilled nursing facilities.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues from Medicare, Medicaid and Other Sources" for a discussion of these changes and other changes to our Medicare and Medicaid reimbursements.

     In addition, the amount of our revenues is determined by a number of factors, including the mix of residents and patients and the rates of reimbursement among payors. Changes in the case mix of the residents and patients as well as payor mix among private pay, Medicare and Medicaid can affect our profitability. For instance, a significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

     In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may have an adverse effect on our financial condition and results of operations.

We are subject to a number of lawsuits and rely primarily on self-funded insurance programs for general and professional liability claims against us.

      Skilled nursing facility operators, including SunBridge and our other inpatient services subsidiaries, are subject to lawsuits alleging negligence resulting in injury or death to residents of the facilities. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits, many of which relate to facilities that we no longer operate. Adverse determinations in legal proceedings, whether currently asserted or

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

arising in the future, could have a material adverse effect on our financial position, results of operations or cash flows. See Item 3 - "Legal Proceedings."

      We self-insure for the majority of our insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, which amounts we are responsible for funding, and we have obtained excess insurance policies for claims above those amounts. The programs have the following coverages that we are responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location; (ii) for claims made in 2003, $10.0 million per claim; and (iii) for claims made in 2004, 2005 and 2006, $10.0 million per claim, with a single $5.0 million excess layer that attaches at $5.0 million of liability. There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs.

     At December 31, 2005, we had recorded reserves of $86.5 million for general and professional liability risks, but we had only pre-funded $3.6 million for such claims. We can give no assurances that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, our coverage limits provided by our excess insurance policies could have a material adverse effect upon us. Furthermore, we cannot give assurance that we will be able to obtain additional adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Our healthcare operations are extensively regulated and adverse determinations against us could result in severe penalties, including loss of licensure and decertification.

     In the ordinary course of business, we are continuously subject to a wide variety of federal, state and local laws and regulations and to state and federal regulatory scrutiny, supervision and control in various areas, including referral of patients, false claims under Medicare and Medicaid, health and safety laws and the protection of health information. Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are non-routine. See Item 1 - "Business - Federal and State Regulatory Oversight" and Item 3 - "Legal Proceedings." If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief or corporate settlement agreements with federal, state or local authorities, and reimbursement authorities could also seek our suspension or exclusion from participation in their program. The exclusion of a facility from participating in Medicare or Medicaid could have a material adverse effect on our financial position, results of operations and cash flows.

We have in the past sustained losses, and may not be able to maintain profitability or generate sufficient operating cash flow to fund our operations.

     Although we reported net income of $24.8 million for the year ended December 31, 2005, we incurred net losses of $18.6 million for the year ended December 31, 2004. Since emerging from bankruptcy in 2002 and until recently, our operations have not generated sufficient cash flow to operate our businesses, and, as a result, we funded operations through a combination of the proceeds of equity offerings and borrowings under a revolving credit facility. We generated positive cash flow from operations during the second half of 2005 and we anticipate positive cash flow from operations for 2006.

 We face national, regional and local competition.

      The healthcare industry is highly competitive and subject to continual changes in the method by which services are provided and the types of companies providing services. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing facilities in the local

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

market, the types of services available, quality of care, reputation, age and appearance of each facility and the cost of care in each locality. In addition, competition with other providers of rehabilitation therapy services has constrained our ability to pass through increases in costs of providing such services.

We may not be able to successfully identify, complete and integrate future acquisitions, which could harm our profitability.

     Our strategy includes expanding through strategic acquisitions. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations with our own, and a failure in either of those tasks would likely result in our inability to realize the benefits we intended to derive from the acquisition. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete acquisitions and expansion initiatives, we may be unable to realize the anticipated benefits from acquisitions and expansions because of operational factors or difficulty in integrating the acquisition or expansion with our existing business. Acquisitions may also divert our management from operating our existing business. We can give no assurance that we will be able successfully to identify, complete, and integrate strategic acquisitions.

     Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not already operate, we are required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we will be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all.

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

     A similar situation exists in the rehabilitation therapy industry. We, and other providers, have had and continue to have difficulties in hiring a sufficient number of rehabilitation therapists. Under these circumstances, we and others in this industry have been required to offer higher compensation to attract and retain these personnel, and we have been forced to rely on independent contractors, at higher costs, to fulfill our contractual commitments with our customers. Existing contractual commitments, regulatory limitations and the market for these services have made it difficult for us to pass through these increased costs to our customers. Although we have undertaken strategic and structural initiatives to address these issues, if these initiatives are unsuccessful, our financial condition, results of operations and cash flows could be adversely affected.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

     Our future success depends in large part upon the leadership and performance of our executive management team, particularly Richard K. Matros, our chief executive officer, and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

As a result of our acquisition of Peak, certain of Peak's former stockholders may have substantial influence over us.

     As a result of our acquisition of Peak, RFE Investment Partners V. L.P. and RFE VI SBIC, L.P. (collectively, "RFE") and DFW Capital Partners, L.P. ("DFW") have substantial ownership interests in our company. RFE and DFW beneficially own 19.0% and 6.8%, respectively, of our common stock. In addition, RFE and DFW have each nominated one of our current directors. So long as RFE, on the one hand, or DFW, on the other hand, owns at least 50% of the shares of our common stock it acquired in the Peak acquisition, RFE or DFW, as the case may be, will have the right to nominate successors to its nominee to our Board of Directors. Thus, RFE and DFW, as stockholders, may have the ability to influence our strategic direction and may be able to influence the outcome of all matters, transactions and corporate actions that require approval by our stockholders, other than the election of directors (except for the nominees of RFE and DFW), as to which they have agreed to vote their shares of our common stock in the same proportion as our other stockholders. The interests of RFE and DFW may not always coincide with our interests or the interests of other stockholders. This concentration of stock ownership may also have the effect of delaying, preventing or deterring a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might adversely affect the market price of our common stock. In addition, this concentration of stock ownership may adversely affect the market price of our common stock because investors may perceive disadvantages in owning stock in a company with significant stockholders.

We do not expect to pay any dividends for the foreseeable future.

     We are currently prohibited by the terms of our Amended and Restated Loan and Security Agreement dated December 2, 2005 (the "Revolving Loan Agreement") from paying dividends to holders of our common stock, and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Delaware law and provisions in our Restated Certificate of Incorporation and Amended and Restated Bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

      We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section prevents any stockholder who owns 15% or more of our outstanding common stock from engaging in certain business combinations with us for a period of three years following the time that the stockholder acquired such stock ownership unless certain approvals were or are obtained from our Board of Directors or the holders of 66-2/3% of our outstanding common stock. Our Restated Certificate of Incorporation and Amended and Restated Bylaws also contain several other provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions include, among other things, (i) advance notice for raising business or making nominations at meetings, (ii) an affirmative vote of the holders of 66-2/3% of our outstanding common stock for stockholders to remove directors or amend our Amended and Restated Bylaws or certain provisions of our Restated Certificate of Incorporation, and (iii) the ability to issue "blank check" preferred stock, which our Board of Directors, without stockholder approval, can designate and issue with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion. The issuance of blank check preferred stock may adversely affect the voting and other rights of the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

holders of our common stock as our Board of Directors may designate and issue preferred stock with terms that are senior to our common stock.

     Our Board of Directors can use these and other provisions to discourage, delay or prevent a change in the control of our company or a change in our management. Any delay or prevention of a change of control transaction or a change in our Board of Directors or management could deter potential acquirors or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares. These provisions could also limit the price that investors might be willing to pay for shares of our common stock.

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.  Properties

Inpatient Services

     As of March 1, 2006, we operated 158 long-term care, subacute care, assisted living and independent living facilities, of which 56 were acquired in connection with the Peak transaction. The 158 facilities are comprised of 118 properties that are leased, 30 properties that are owned and 10 properties that are managed. We hold options to acquire, at fair value or at a set purchase price, ownership of 22 of the facilities that we currently lease. We also leased office space for administrative purposes in three locations in three states. We consider our properties in general to be in good operating condition and suitable for the purposes for which they are being used. Our facilities that are leased are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. Our facilities that are owned are subject to mortgage financing. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term.

     Our aggregate occupancy percentages for all of our long-term care, subacute care and assisted living facilities in the United States, on a same store basis (excluding the Peak facilities), were 90.0%, 90.6% and 89.7% for the years ended December 31, 2005, 2004 and 2003, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated. However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

     The following table sets forth certain information concerning the 158 facilities that we operated as of March 1, 2006, which consisted of 134 skilled nursing facilities (10 of which are managed), 14 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

			Number of Beds/Units(1)
State	Total Number of Licensed Beds/Units(1)	Total Number of Facilities	Skilled Nursing	Assisted Living	Independent and Senior Living	Mental Health	Specialty Acute Care
New Mexico	1,967	22	1,807	100	60	-	-
Oklahoma	1,747	12	1,420	182	85	60	-
California	1,677	20	1,034	-	-	473	170
Colorado	1,276	9	1,179	-	97	-	-
Idaho	1,201	11	1,179	-	-	-	22
Georgia	1,097	10	1,065	32	-	-	-
New Hampshire	1,068	9	865	203	-	-	-
Massachusetts	1,022	11	965	57	-	-	-
North Carolina	994	8	994	-	-	-	-
Tennessee	919	9	897	22	-	-	-
Alabama	783	7	757	26	-	-	-
West Virginia	739	7	739	-	-	-	-
Montana	650	5	538	97	15	-	-
Washington	608	7	552	56	-	-	-
Ohio	547	5	547	-	-	-	-
Utah	231	3	204	27	-	-	-
Maryland	177	1	177	-	-	-	-
Arizona	161	1	161	-	-	-	-
Wyoming	46	1	46	-	-	-	-
Total	16,910	158	15,126	802	257	533	192
	========	======	=======	=====	=======	======	======

(1)

"Licensed Beds" refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 158 facilities were 16,168.

 Rehabilitation Therapy Services

      As of March 1, 2006,we leased 33 office spaces and patient care delivery sites in 14 states, and five HTA offices to operate our rehabilitation therapy businesses.

Medical Staffing Services

     As of March 1, 2006, we leased office space in 34 locations in 17 states to operate our CareerStaff medical staffing business.

Home Health Services

     As of March 1, 2006, we leased office space in 23 locations in California and Ohio to operate our SunPlus home health business.

Laboratory and Radiology Services

     As of March 1, 2006, we leased 10 locations in Massachusetts to operate our SunAlliance medical laboratory and mobile radiology business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate

     We lease our executive offices in Irvine, California and we own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

Item 3.  Legal Proceedings

     On June 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which Steadfast Insurance Company, American International Group, Inc. ("AIG") and certain of AIG's subsidiaries are parties. The action seeks, among other things, a judicial determination that the carrier providing coverage under our excess/umbrella insurance policy for liability claims made by residents and patients for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy. That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy. Trial is currently scheduled to commence on August 28, 2006. If we prevail in this action, such a judicial determination would eliminate a portion of our self-insured liabilities for general and professional liability claims and/or require the carrier to reimburse us for certain amounts that we have paid to dispose of such claims. We can give no assurances that we will in fact prevail.

     In September 2005, we resolved allegations by the Bureau of Medi-Cal Fraud and Elder Abuse, a division of the Office of the Attorney General of the State of California, that we violated the terms of the Permanent Injunction and Final Judgment entered in October 2001. The alleged violations included allegations of inadequate staffing, training and supervision at our California inpatient facilities. The resolution of these allegations resulted in the PIFJ. Among other things, the PIFJ states that it does not constitute a finding of any violation of law. It requires adherence by our facilities in California to certain clinical practices specified in the PIFJ (such practices are substantially consistent with existing law and our current practices) and to staffing requirements, and the payment of $2.5 million over a two year period commencing in October 2005. The requirements set forth in the PIFJ will not materially change our operating costs or the manner in which we operate.

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 Item 4.  Submission of Matters to a Vote of Security Holders

(a)   A special meeting of our stockholders was held on October 31, 2005.

(b)   Not applicable.

(c)   The matter voted upon at the meeting and the results are as follows:

1.	Approval of the issuance of up to 8,975,724 shares of our common stock in connection with the acquisition of Peak.

For	Against	Abstain
9,303,240	190,517	15,844

(d)   Not applicable.

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

		High	Low
2005
Fourth Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 8.65	$ 6.10
Third Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 7.57	$ 6.03
Second Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 7.48	$ 5.86
First Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 9.60	$ 5.90

2004
Fourth Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 9.35	$ 6.76
Third Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 9.88	$ 5.66
Second Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$12.34	$ 5.03
First Quarter	. . . . . . . . . . . . . . . . . . . . . . . . . . . .	$14.30	$ 9.90

     There were 4,478 holders of record of our common stock as of March 1, 2006. We have never paid nor declared any dividends on our common stock.  Our Revolving Loan Agreement prohibits us from paying any dividends or making any distributions to our stockholders. We did not repurchase any shares of our common stock during the fourth quarter of 2005.

Item 6.  Selected Financial Data

     The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements.  The financial data set forth below should be read in connection with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and related notes thereto (in thousands, except per share data):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	Reorganized Company (1)					Predecessor Company (1)
	At or For	At or For	At or For	At or For		At or For	At or For
	The Year	The Year	The Year	The Ten		The Two	The Year
	Ended	Ended	Ended	Months Ended		Months Ended	Ended
	December 31,	December 31,	December 31,	December 31,		February 28,	December 31,
	2005(2)	2004(3)	2003(4)	2002(5)		2002(6)	2001(7)
Total net revenues	$ 882,109	$ 813,290	$ 778,438	$ 636,061	|	$ 301,846	$ 2,075,234
Income (loss) before income					|
taxes and discontinued					|
operations	2,051	8,750	(29,481)	(297,417)	|	1,493,157	(69,116)
Income (loss) from					|
continuing operations	2,837	9,908	(30,146)	(297,410)	|	1,493,010	(69,437)
Income (loss) on discontinued					|
operations	21,924	(28,535)	30,500	(140,576)	|	(7,639)	-
Net income (loss)	$ 24,761	$ (18,627)	$ 354	$ (437,986)	|	$ 1,485,371	$ (69,437)
	==========	=========	=========	==========	|	==========	==========
Basic earnings per					|
common and common					|
equivalent share:					|
Income (loss) from					|
continuing operations	$ 0.18	$ 0.69	$ (3.00)	$ (29.74)	|	$ 24.44	$ (1.14)
Income (loss) on discontinued					|
operations	1.37	(1.98)	3.04	(14.06)	|	(0.12)	-
Net income (loss)	$ 1.55	$ (1.29)	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)
	==========	=========	==========	==========	|	==========	==========
Diluted earnings per common					|
and common equivalent					|
share:					|
Income (loss) from					|
continuing operations	$ 0.18	$ 0.68	$ (3.00)	$ (29.74)	|	$ 24.44	$ (1.14)
Income (loss) on discontinued					|
operations	1.37	(1.96)	3.04	(14.06)	|	(0.12)	-
Net income (loss)	$ 1.55	$ (1.28)	$ 0.04	$ (43.80)	|	$ 24.32	$ (1.14)
	==========	=========	==========	==========	|	==========	==========
Weighted average number of					|
common and common					|
equivalent shares:					|
Basic	16,003	14,456	10,050	10,000	|	61,080	61,096
Diluted	16,019	14,548	10,050	10,000	|	61,080	61,096
	==========	=========	==========	==========	|	==========	==========
Working (deficit) capital	$ (66,825)	$ (30,595)	$ (57,377)	$ (66,412)	|	$ 69,762	$ (13,259)
	==========	=========	==========	==========	|	==========	==========
Total Assets	$ 512,306	$ 313,153	$ 300,398	$ 475,835	|	$ 828,416	$ 649,804
	==========	=========	==========	==========	|	==========	==========
Liabilities subject to					|
compromise	$ -	$ -	$ -	$ -	|	$ -	$ 1,549,139
	==========	==========	==========	==========	|	==========	==========
Long-term debt	$ 186,575	$ 107,182	$ 78,878	$ 196,223	|	$ 190,146	$ 78,235
	==========	==========	==========	==========	|	==========	==========
Capital leases	$ 11,204	$ -	$ -	$ -	|	$ -	$ -
	==========	==========	==========	==========	|	==========	==========
Stockholders' (deficit) equity	$ (2,895)	$ 123,380)	$ (166,398)	$ (187,218)	|	$ 237,600	$ (1,602,290)
	==========	==========	==========	==========	|	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)	On February 28, 2002, we emerged from proceedings under the Bankruptcy Code pursuant to the terms of our Plan of Reorganization.

(2)

Results for the year ended December 31, 2005 include revenues and expenses for Peak for the month of December 2005 (See "Note 7 - Acquisitions"), a $1.1 million non-cash charge for transaction costs related to the Peak acquisition, a net loss on sale of assets of $0.4 million primarily due to a write-down of a property held for sale, a net loss on extinguishment of debt of $0.4 million related to mortgage restructurings, income of $13.0 million from discontinued operations due primarily to net reductions of $14.6 million in self-insurance reserves for general and professional liability and workers' compensation for prior years on divested facilities, and an $8.9 million gain from disposal of discontinued operations primarily due to receipt in September 2005 of $7.7 million in cash proceeds from the 2003 sale of our pharmaceutical services operations, pursuant to the terms of the sale agreement.

(3)

Results for the year ended December 31, 2004 include a non-cash charge of $1.0 million representing an impairment to our carrying values of other long-lived assets (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $2.0 million charge related to restructuring, a net loss on sale of assets of $1.5 million mainly due to the write-down of a property held for sale, a net gain on extinguishment of debt of $3.4 million related to mortgage restructurings, a loss of $23.2 million from discontinued operations and a loss of $5.3 million from disposal of discontinued operations due primarily to the sale of our clinical laboratory and radiology operations located in California and a reserve recorded in connection with the sale of a previously divested segment (See "Note 9 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements).

(4)

Results for the year ended December 31, 2003 include a non-cash charge of $2.8 million representing an impairment to our carrying values of lease intangibles and other long-lived assets (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $14.7 million charge related to restructuring, a net gain on sale of assets of $4.2 million mainly due to the sale of land and buildings, a loss of $25.1 million from discontinued operations and a gain of $55.6 million from disposal of discontinued operations due primarily to the sale of our pharmaceutical and software development operations, termination of 126 facility lease agreements, sale of one other facility and the reductions of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations (See "Note 9 - Discontinued Operations and Assets Held for Sale" in our consolidated financial statements).

(5)

Results for the ten month period ended December 31, 2002 include a non-cash charge of $275.4 million representing an impairment to our carrying values of goodwill and other long-lived assets for continuing operations (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a net gain on sale of assets of $8.7 million due to the termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 determined not to be integral to our core business operations and a loss of $140.6 million from discontinued operations, of which $132.4 million relates to the impairment to our carrying values of goodwill and other long-lived assets for discontinued operations.

(6)

Results for the two month period ended February 28, 2002 include a $1.5 billion non-cash gain on extinguishment of debt, a $1.5 million gain for reorganization items due to our chapter 11 filings, a net non-cash loss on discontinued operations of $7.6 million due to the anticipated termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations.

(7)

Results for the year ended December 31, 2001 include a non-cash charge of $18.8 million representing an impairment to our carrying values of goodwill and other long-lived assets, a charge of $11.0 million due to legal and regulatory matters, a $1.1 million charge related to restructuring, a non-cash gain on sale of assets of $0.8 million and a $42.9 million charge for reorganization items due to our chapter 11 filings, which included the losses for discontinued operations due to the prepetition termination of 45 facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A - "Risk factors."

Overview

     We are a nationwide provider of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We operate through various direct and indirect subsidiaries that engaged in the following five principal business segments during 2005:

-	inpatient services, primarily skilled nursing facilities;

-	rehabilitation therapy services;

-	medical staffing services;

-	home health services; and

-	laboratory and radiology services.

      In February 2002, we emerged from Chapter 11 bankruptcy proceedings pursuant to the terms of our Plan of Reorganization. During the bankruptcy proceedings, we divested our international operations and over 100 inpatient facilities. After the bankruptcy proceedings were concluded, our new management team determined that

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

further significant restructuring of our business was necessary in order to preserve and enhance shareholder value. Our restructuring was substantially completed in December 2004 and involved: (i) the renegotiation of the terms of our leases for skilled nursing facilities resulting in an approximate 300 basis point reduction in lease expense as a percentage of net revenues; (ii) the divestiture of 137 poor performing inpatient facilities; (iii) the sale of non-core assets, including our pharmacy business, and (iv) the reduction of corporate overhead expense.

     Commencing in 2005, we implemented a business strategy to leverage our existing platform, and in August 2005 we acquired ProCare, a leading provider of specialized nurse staffing with approximately 800 nurses on its roster.  In December 2005, we acquired Peak, an Albuquerque, New Mexico-based operator of 56 skilled nursing facilities and independent and assisted living residences and a small hospice operation. These facilities are located in New Mexico, Oklahoma, Colorado, Montana, Idaho, Utah and Wyoming. We believe these acquisitions will provide us with critical mass in new geographic markets, potential synergies from reduction in overhead, improved purchasing discounts and revenue and margin growth opportunities.

     We have updated our historical financial statements to reflect the divestiture of one skilled nursing facility and the sale of our Colorado and Arizona mobile radiology services operations during the year ended December 31, 2005. U.S. generally accepted accounting principles require that these operations be reclassified as discontinued operations on a retroactive basis. The financial information in this Annual Report reflects that reclassification for all periods since February 28, 2002.

Revenues from Medicare, Medicaid and Other Sources

Revenue Sources

     We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as therapy services and home health services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (includes Peak for December 2005 only):

	For the Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	(dollars in thousands)
Consolidated:
Sources of Revenues
Medicaid	$ 316,292	35.9%	$ 296,677	36.5%	$ 280,903	36.1%
Medicare	243,450	27.6	215,000	26.4	195,259	25.1
Private pay and other	322,367	36.5	301,613	37.1	302,276	38.8
Total	$ 882,109	100.0%	$ 813,290	100.0%	$ 778,438	100.0%
	=======	======	=======	======	=======	======

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	(dollars in thousands)
Inpatient Only:
Sources of Revenues
Medicaid	$ 303,403	47.7%	$ 284,230	48.5%	$ 267,752	48.9%
Medicare	194,507	30.6	173,982	29.7	156,381	28.6
Private pay and other	137,720	21.7	128,200	21.8	123,088	22.5
Total	$ 635,630	100.0%	$ 586,413	100.0%	$ 547,221	100.0%
	=======	======	=======	======	=======	======

Medicare

     Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease. Medicare includes four related health insurance programs: (i) inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services ("Part A"); (ii) physicians' services, outpatient services and certain items and services provided by medical suppliers ("Part B"); (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare Advantage" or "Medicare Part C"); and (iv) a new Medicare Part D ("Part D") benefit that became effective on January 1, 2006 covering prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) carriers (for Part B) and providers of prescription drug plans and Medicare Advantage plans (for Part D) under the direction of CMS.

     Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for inpatient Medicare Part A covered services. PPS was adopted pursuant to the Balanced Budget Act of 1997 (the "1997 Act"). Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into one of 53 resource utilization group ("RUG") categories that are based upon each patient's acuity level.

     The nursing home industry came under financial pressure as a result of the implementation of PPS and other 1997 Act provisions. As a result, in fiscal years 1999 and 2000 Congress implemented four temporary add-on payments to restore some of the Medicare funding to skilled nursing facilities and other healthcare providers that was eliminated by the 1997 Act. Two of the temporary add-on payments expired in 2002 and the remaining two temporary add-on payments expired on January 1, 2006. The uncertainty surrounding the dates on which the add-on payments would expire made financial predictability difficult. The removal of the uncertainty regarding these payments will allow us to more accurately project our revenues.

     The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated (includes Peak for December 2005 only):

	For the Year Ended December 31,
	2005	2004	2003
SNF	$ 325.61	$ 314.77	$ 301.61
Hospital	$ 1,063.24	$1,045.03	$ 910.80

     The following changes have been implemented, are scheduled to be implemented, or are proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement and, as a result, our revenues and earnings.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Skilled nursing facilities

-

CMS issued a 2.8% market basket increase effective with the 2005 Federal fiscal year beginning October 1, 2004, which, when taken into consideration with the Federal wage index adjustments, resulted in a net 3.0% increase. We estimate our Medicare revenues increased approximately $3.1 million ($9.62 per Medicare patient day) for the nine months ended September 30, 2005 as a result of these changes.

-

CMS issued a 3.1% market basket increase effective with the 2006 Federal fiscal year beginning October 1, 2005, which when taken into consideration with a revision to the rates paid to nursing homes depending upon their geographic location that will be phased-in over a two-year period (October 1, 2005 to September 30, 2007), results in a net 2.6% increase. We estimate our Medicare revenues increased approximately $1.1 million ($8.60 per Medicare patient day) for the three months ended December 31, 2005 (including Peak for December 2005 only).

-

Effective January 1, 2006, the remaining two temporary add-on payments expired, the number of RUG categories increased from 44 to 53, and  the nursing case-mix weight increased for all 53 RUG categories by 8.5%. The nine new RUG categories provide for higher reimbursement rates, and as a result our Medicare revenues will increase for any residents that qualify for the new RUG categories. Based upon our performance for the month of January 2006, we estimate that the continuation of the October 1, 2005 market basket increase and geographic location changes, the expiration of add-on payments, the expansion of the number of RUG categories and increasing the case mix weights that become effective January 1, 2006 will collectively be favorable when compared to our rates prior to the October 1, 2005 rule changes.

-

CMS had previously proposed a three year phase-in of a reduction to the Medicare reimbursement for all unpaid Medicare Part A patient co-payments and deductibles by 30%, which we estimated would have decreased our revenues $3.1 million ($5.02 per Medicare patient day). However, the Deficit Reduction Act of 2005 ("DRA") modified this phase-in by requiring immediate implementation of the full 30% reduction, but limited its impact to Medicare beneficiaries that are not also eligible for Medicaid. We now estimate that this more limited reduction will decrease our inpatient revenues by approximately $0.2 million ($0.30 per Medicare patient day) for calendar year 2006.

-

Effective January 1, 2006, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid, referred to as "dual eligibles", were shifted to the new Part D program.  Part D requires new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans' service areas that meet performance standards specified by CMS. We do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of skilled nursing facility residents. Moreover, certain drugs are excluded from coverage under the new Medicare benefits in Part D, including several drugs that are commonly prescribed for nursing home and other long-term care residents. As a result, there is a risk that if these excluded prescription drug costs are not reimbursed under Medicaid or through Medicare, we will need to bear the cost of these drugs.

Rehabilitation therapy

-

For the calendar year beginning January 1, 2005, Medicare Part B rehabilitation therapy services rates were decreased 1.5%. We estimate that our Medicare revenues decreased approximately $0.2 million and $0.7 million for the three and 12 months ended December 31, 2005, respectively, as a result of these changes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-

Effective January 1, 2006, the "therapy caps," which limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy, were implemented. However, the DRA allowed CMS to grant exceptions to the therapy caps for services provided during calendar year 2006 if these services meet certain qualifications as medically necessary services, which based on our assessment, will include the majority of our patients. We cannot forecast if the exception process will continue beyond the 2006 calendar year or to the extent to which the exception process will ameliorate the impact of the therapy caps.

-

The RUG case mix indexing that became effective on January 1, 2006 resulted in patients of skilled nursing facilities being reclassified into lower rehabilitation RUG categories.  Our therapy nursing home payment rates are based upon the rehabilitation RUG category into which patients are classified, and a shift to the lower paying rehabilitation RUG categories has resulted in decreased revenues.  We are unable to measure the revenue decrease that is directly due to the change in case mix indexing. We are seeking to renegotiate customer contracts to change the current pricing rates to base them upon services provided, and we will terminate unprofitable contracts that we are unable to revise and reduce overhead associated with those contracts.

Home health

-

Our home health Medicare payment rates increased 2.1% for the 2005 calendar year, which we estimate increased our Medicare revenues approximately $0.8 million for the year ended December 31, 2005, respectively.

-

CMS has made geographic specific adjustments to the rates paid to home health agencies for the 2006 calendar year, which we estimate will result in an approximately $0.3 million increase (0.9%) in revenues.  However, the DRA froze the Medicare home health reimbursement rates effective January 1, 2006, thereby eliminating a previously announced 2.8% increase in rates, which we estimate would have resulted in a $1.0 million increase if it had been implemented.

Medicaid

     Medicaid is a state‑administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods. Each state in which we operate nursing facilities has its own unique Medicaid reimbursement program. State Medicaid programs include systems that will reimburse a nursing facility for reasonable costs it incurs in providing care to its patients, based upon cost from a prior base year, adjusted for inflation and per diems based upon patient acuity.

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our SNF and hospital facilities for the periods indicated (including Peak for December 2005 only):

	For the Year Ended December 31,
	2005	2004	2003
SNF	$ 139.38	$ 132.87	$ 123.76
Hospital	$ 839.07	$ 820.31	$ 819.51

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Medicaid outlays are a significant component of state budgets, and there have been increased cost containment pressures on Medicaid outlays for nursing homes. It is not certain whether reductions in Medicaid rates would be imposed in the future for any states in which we operate.

    Fourteen of the states in which we operate impose a provider tax against nursing homes as a method of increasing federal matching funds paid to those states for Medicaid: Alabama, California, Georgia, Massachusetts, Montana, New Hampshire, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Utah, Washington and West Virginia. In California, we estimate its program increased our net Medicaid revenues by $1.3 million (4.5%) for August 1, 2004 through July 31, 2005 and will increase our revenues by an additional $2.0 million (6.5%) for August 1, 2005 through July 31, 2006 above July 2004 revenues, for the facilities we currently operate. As a result of the implementation of the provider tax program in California, we are contractually obligated to utilize some of our increased revenues to increase the wages and benefits of certain classes of employees in five of our California facilities, in an amount to be negotiated. Those states that have imposed the provider tax have used the matching funds to fund Medicaid reimbursement rates paid to nursing homes, although the amount of funding varies by state. Under current rules, the provider tax cannot exceed 6.0% of revenues.

Private payors

     We currently receive approximately 36.5% of our revenues from private insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

Other reimbursement matters

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

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for the following years ended December 31 ($ in thousands):

	2005		2004		2003
Inpatient Services	$ 635,630	72.0%	$ 585,813	72.0%	$ 546,621	70.3%
Rehabilitation Therapy Services	137,289	15.6%	133,118	16.4%	144,310	18.5%
Medical Staffing Services	71,147	8.1%	56,816	6.9%	61,824	7.9%
Home Health Services	60,778	6.9%	56,702	6.9%	55,533	7.1%
Laboratory and Radiology Services	14,348	1.6%	15,709	1.9%	16,023	2.1%
Corporate	661	0.1%	47	0.0%	73	0.0%
Intersegment eliminations	(37,744)	(4.3)%	(34,915)	(4.1)%	(45,946)	(5.9)%
Total net revenues	$ 882,109	100.0%	$ 813,290	100.0%	$ 778,438	100.0%
	========	====	========	====	========	====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2005	2004	2003
Inpatient Services	$ -	$ (600)	$ (600)
Rehabilitation Therapy Services	36,951	33,228	38,541
Medical Staffing Services	613	2,103	7,216
Laboratory and Radiology Services	180	184	789
Total affiliated revenue	$ 37,744	$ 34,915	$ 45,946
	=========	=========	=========

     The following table sets forth the amount of net segment income (loss) for the following years ended December 31 (in thousands):

	2005	2004	2003

Inpatient Services	$ 41,437	$ 44,453	$ 20,393
Rehabilitation Therapy Services	7,291	10,233	14,720
Medical Staffing Services	4,907	3,205	1,285
Home Health Services	2,489	3,499	3,765
Laboratory and Radiology Services	(867)	400	1,470
Net segment income before Corporate	55,257	61,790	41,633
Corporate	(52,339)	(48,396)	(57,842)
Net segment income (loss)	$ 2,918	$ 13,394	$ (16,209)
	==========	==========	===========

     The following discussion of the "Year Ended December 31, 2005 compared to the Year Ended December 31, 2004" and the "Year Ended December 31, 2004 compared to the Year Ended December 31, 2003" is based on the financial information presented in "Note 17 - Segment Information" in our consolidated financial statements.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Net revenues increased $68.8 million, or 8.5%, to $882.1 million, of which Peak accounted for $21.1 million, for 2005 from $813.3 million for 2004. Excluding net revenues attributable to Peak, which was acquired in December 2005, net revenues increased $47.7 million, or 5.9%, for 2005 as compared to 2004.

     We reported net income for the year ended December 31, 2005 of $24.8 million, of which Peak accounted for a loss of $1.2 million, compared to a net loss of $18.6 million for the year ended December 31, 2004. Excluding the net loss attributable to Peak, net income for the year ended December 31, 2005 was $26.0 million. The $1.2 million loss associated with Peak was comprised of $1.1 million of transaction costs related to conforming the methodologies for inventory and accounts receivable, $0.5 million of costs related to an accounts receivable contractual reserve recorded at the hospice operations and $0.5 million of costs for overhead, offset by net income of $1.0 million related to the operations of the inpatient facilities.

     The net income of $24.8 million for the year ended December 31, 2005 included:

-	$21.9 million of income on discontinued operations and the disposal of discontinued operations comprised primarily of:
	-	a $7.7 million gain from the partial receipt of a holdback associated with the 2003 sale of our pharmaceutical operations,
-

$15.4 million of income associated with the divestiture of skilled nursing facilities in our Inpatient Services segment, comprised primarily of $14.6 million of prior year self-insurance reserve recoveries related to those facilities, which included $15.5 million for general and professional reserves offset by an increase of $0.9 million in workers' compensation reserves, and $0.8 million of gain on disposal from the sale of one skilled nursing facility;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

professional reserves offset by an increase of $0.9 million in workers' compensation reserves, and $0.8 million of gain on disposal from the sale of one skilled nursing facility;

offset by

	-	$0.9 million of losses related to our mobile radiology operations that were sold in November 2005;

-	a $6.8 million, net, reduction in general and professional liability and workers' compensation insurance reserves for prior years due to improvement in claim trends; and

-	a net $0.8 million income tax benefit as a result of federal income tax refunds;

offset by

-	$3.2 million in additional interest charges associated primarily with borrowings on our line of credit included in interest, net;

-	$1.1 million of transaction costs related to the Peak acquisition as a result of conforming Peak's methodologies for inventory and accounts receivable management to ours;

-	a $0.4 million loss on extinguishment of debt associated with debt refinancing; and

-	a $0.4 million loss on sale of assets, net, related primarily to write-downs for land and buildings.

     The net loss of $18.6 million for the year ended December 31, 2004 included:

-

a $28.5 million loss on discontinued operations and the disposal of discontinued operations comprised primarily of $17.6 million of losses associated with the California clinical laboratory and radiology operations that were sold in November 2004 that included a revenue adjustment of $3.3 million related to a prior year and a provision for loss adjustment of $3.4 million, $5.3 million of losses associated with the divestiture of six skilled nursing facilities during 2004 and one in 2005 in our Inpatient Services division, $1.0 million of losses associated with the reclassification of our mobile radiology operations to assets held for sale as of September 30, 2005, and $4.3 million of residual costs associated with the sale of our pharmacy operations during 2003;

-	$8.9 million of interest expense, net;

-	$2.0 million of restructuring costs associated with professional fees and one-time terminations;

-	a $1.5 million loss on sale of assets associated with the write-down of land and a building held for sale; and

-	a $1.0 million loss on asset impairment,

offset by

-	a $16.5 million, net, reduction in general and professional liability and workers' compensation insurance reserves due to improvement in claim trends, primarily for prior year policies;

-	a $3.4 million gain on extinguishment of debt, net, due to mortgage restructurings; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a net $1.2 million income tax benefit, as a result of federal income tax refunds.

Segment information

Inpatient Services.  Total revenues from inpatient services increased $49.8 million, or 8.5%, to $635.6 million for the year ended December 31, 2005 from $585.8 million for the year ended December 31, 2004. The addition of Peak for the month of December 2005 contributed $20.5 million of the increase in net revenues. The remaining increase in net revenues was primarily comprised of:

-	an increase of $9.3 million in Medicare revenues due to an improvement in Medicare patient mix of 80 basis points to 13.8% from 13.0% of total occupancy;

-	an increase of $4.5 million in Medicare revenues driven by 2.7% higher Medicare rates; and

-	an increase of $14.6 million in Medicaid revenues due primarily to improved rates, including $5.5 million resulting from a California Medicaid rate increase.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $24.5 million, or 8.3%, to $320.8 million for the year ended December 31, 2005 from $296.3 million for the year ended December 31, 2004. $10.1 million of the increase was due to the addition of Peak for the one month of December 2005.  The remaining increase in salaries and benefits was primarily due to:

-	increases in wages and related benefits of $7.4 million to remain competitive in local markets;

-	an increase of $3.4 million driven by higher labor hours primarily caused by the increase in Medicare revenues;

-	an increase of $1.9 million in salaries and benefits at two hospitals in California to meet or exceed new staffing requirements, and

-	a $1.7 million increase in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance increased $4.0 million, or 19.1%, to $24.9 million for the year ended December 31, 2005 as compared to $20.9 million for the year ended December 31, 2004.  The addition of Peak in December 2005 contributed $0.9 million of the increase.  The remaining increase was primarily due to:

-	a $4.8 million increase in 2005 over the prior year as a result of a significant reduction of liabilities due to an improvement in settlement trends for prior periods that was recorded in 2004 ;

offset by

-	a $1.7 million decrease related to workers' compensation costs primarily related to the reduction in the number of claims related to prior years.

      Other operating costs increased $17.7 million, or 11.0%, to $179.2 million for the year ended December 31, 2005, from $161.5 million for the year ended December 31, 2004.  Excluding the impact of Peak, which contributed $3.8 million of the increase, the remaining increase was primarily due to:

-	a $6.9 million increase in therapy, pharmacy and medical supplies expense attributable to the increase

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

in Medicare patient mix;

-	a gain of $3.4 million for extinguishment of debt recorded in 2004;

-	a $2.4 million increase in provider taxes; and

-	a $0.9 million increase in utility expense.

      General and administrative expenses increased $1.6 million, or 13.4%, to $13.5 million for the year ended December 31, 2005 from $11.9 million for the year ended December 31, 2004. The $1.6 million increase was primarily due to salaries and benefits expense for regional administrative and office personnel.

     Facility rent expense of $37.5 million for the year ended December 31, 2005 increased $1.9 million, or 5.3%, compared to the year ended December 31, 2004, primarily due to the addition of the Peak facilities which had $1.4 million in rent for the month of December, 2005.  The remaining increase was due to normally scheduled rent increases.

The provision for losses on accounts receivable increased $1.1 million, or 42.3%, to $3.7 million for the year ended December 31, 2005, from $2.6 million for year ended December 31, 2004, primarily due to the addition for the month of December 2005 of the Peak facilities which contributed $0.8 million of the increase.  The remaining increase was due to the increase in revenues and timing of collections.

     Depreciation and amortization decreased $0.3 million, or 4.1%, to $7.0 million for the year ended December 31, 2005, from $7.3 million for the year ended December 31, 2004. The decrease was primarily attributable to the conversion of one facility from a capital lease to an operating lease in 2004, partly offset by additional capital expenditures incurred for facility improvements in 2005 and the addition of the Peak facilities for the month of December 2005.

     Net interest expense for the year ended December 31, 2005 was $7.5 million as compared to $5.3 million for the year ended December 31, 2004.  The increase of $2.2 million, or 41.5%, was due to the assumption of Peak indebtedness and consolidation of the indebtedness of the Clipper entities (collectively known as "Clipper") by reason of their status as variable interest entities, which consolidation commenced in the third quarter of 2004. (See "Note 10 - Variable Interest Entities.") Clipper consists of three partnerships, five limited liability companies and one sole proprietorship, each of which own one facility that we operate in New Hampshire.

Rehabilitation Therapy Services.  Total revenues from Rehabilitation Therapy Services increased $4.2 million, or 3.2%, to $137.3 million for the year ended December 31, 2005, from $133.1 million for the year ended December 31, 2004.  Of the $4.2 million increase in total revenues, affiliated revenues increased $3.8 million, or 11.4%, and nonaffiliated revenues increased $0.4 million, or 0.4%. The increase in 2005 of $0.4 million in nonaffiliated revenues was due primarily to the loss of two large chain customers during the second and third quarters of 2004 and the replacement during 2005 of that revenue stream through the growth of rehabilitation agency activity.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $6.4 million, or 7.0%, to $98.1 million for the year ended December 31, 2005 from $91.7 million for the year ended December 31, 2004. The increase was due primarily to an average increase of 7.2% in therapy wages in order to recruit and maintain therapists offset by a $0.9 million reclassification to general and administrative expense of salaries, benefits, and other related expenses for overhead staff that were recorded to operating salaries and benefits in 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Self-insurance for workers' compensation and general and professional liability expenses increased $1.1 million, or 157.1%, to $1.8 million for the year ended December 31, 2005, from $0.7 million for the year ended December 31, 2004. The increase was due to an increase in workers' compensation claims expense.

     Other operating costs, including contract labor expenses, increased $0.8 million, or 3.7%, to $22.6 million for the year ended December 31, 2005 from $21.8 million for the year ended December 31, 2004.  The increase was primarily due to increases in contract therapy expense, legal expense as a result of a reversal of a 2004 accrual for legal fees, and support fees for management information systems.

     General and administrative expenses increased $1.0 million, or 15.6%, to $7.4 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004.  The increase was primarily due to a $0.9 million reclassification of overhead salaries, benefits, and other related expenses that were recorded to operating salaries and benefits in 2004 and increases in wages.

     The provision for losses on accounts receivable decreased $2.0 million, or 133.3%, to a credit of $0.5 million for the year ended December 31, 2005 from $1.5 million for the year ended December 31, 2004. The decrease in expense was primarily due to improvements in collections in 2005 of older receivables.

 Medical Staffing Services.  Total revenues from Medical Staffing Services increased $14.3 million, or 25.2%, to $71.1 million for the year ended December 31, 2005 from $56.8 million for the year ended December 31, 2004. The increase in revenues was primarily the result of:

-	$6.1 million resulting from the acquisition of ProCare in August 2005 and two small acquisitions earlier in the year;

-	$4.6 million attributable to an increase of 196,000 billable hours; and

-	$3.7 million due to an average 5.6% bill rate per hour increase.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $12.9 million, or 29.4%, to $56.8 million for the year ended December 31, 2005 from $43.9 million for the year ended December 31, 2004. Of the $12.9 million increase, $8.1 million was directly attributable to the increase in billable hours and $4.8 million from the acquisitions mentioned above.

     Other operating costs increased $0.1 million, or 2.3%, to $4.4 million for the year ended December 31, 2005 from $4.3 million for the year ended December 31, 2004.  The increase was primarily attributable to a $0.5 million increase in contract labor usage by affiliated inpatient services facilities offset by a $0.4 million decrease in various administrative expenses related to travel and meal stipends.

    General and administrative expenses, which include regional costs related to the supervision of operations and all other non-direct costs, decreased $0.4 million, or 12.9%, to $2.7 million for the year ended December 31, 2005 from $3.1 million for the year ended December 31, 2004.  The decrease resulted primarily from corporate restructure of overhead and resulting lower administrative expenses.

     The provision for losses on accounts receivable decreased $0.1 million, or 33.3%, to $0.2 million for the year ended December 31, 2005 from $0.3 million for the prior year due to improved management of receivables and the recoveries of older, fully-reserved receivables.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 Home Health Services.  Total revenues from Home Health Services increased $4.1 million, or 7.2%, to $60.8 million for the year ended December 31, 2005 from $56.7 million for the year ended December 31, 2004.  The increase in revenues was comprised primarily of:

-	a $1.9 million increase in Medicare revenues due to increased patient episodes;

-	a $1.7 million increase in commercial insurance revenues due to increased patient visits; and

-	a $0.4 million increase in Medicaid revenues due to an acquisition in November 2004.

     Operating salaries and benefits expenses, excluding workers compensation insurance costs, increased $4.6 million, or 11.4%, to $45.1 million for the year ended December 31, 2005 from $40.5 million for the year ended December 31, 2004. The increase is directly attributable to the increase in revenues, overtime, wage increases and a greater utilization of higher skilled labor such as registered nurses and therapists.

     Self-insurance for workers' compensation and general and professional liability expenses decreased $0.5 million, or 23.8%, to $1.6 million for the year ended December 31, 2005 from $2.1 million for the year ended December 31, 2004. The decrease was directly attributable to an improvement in workers' compensation claims experience.

     Other operating costs increased $0.3 million, or 4.5%, to $7.0 million for the year ended December 31, 2005 from $6.7 million for the year ended December 31, 2004.  The increase was driven primarily by higher purchased services, patient medical supplies and other administrative costs.

     General and administrative expenses increased $0.3 million, or 33.3%, to $1.2 million for the year ended December 31, 2005 from $0.9 million for the year ending December 31, 2004. The increase was primarily due to increased recruitment efforts to fill open positions, use of temporary staff/outside consultants and severance payouts.

Laboratory and Radiology Services.  Total revenues from Laboratory and Radiology Services for the year ended December 31, 2005 decreased by $1.4 million, or 8.9%, to $14.3 million from $15.7 million for the year ended December 31, 2004, due primarily to a decrease in the number of nonaffiliated contracts and lower volume per contract.

    Self-insurance for workers' compensation and general and professional liability expenses decreased by $0.1 million, or 16.7%, to $0.5 million for the year ended December 31, 2005 from $0.6 million for the year ended December 31, 2004. The decrease was due to an improvement in workers' compensation claims experience.

     Other operating costs decreased $0.1 million, or 2.2%, to $4.5 million for the year ended December 31, 2005 from $4.6 million for the year ended December 31, 2004.  The decrease was primarily the result of lower property costs.

Corporate.  General and administrative costs not directly attributed to operating segments increased $3.1 million, or 7.0%, to $47.2 million for the year ended December 31, 2005 from $44.1 million for the year ended December 31, 2004. The increase was primarily due to:

-	$1.3 million of accounts payable vendor settlement refunds related to the 2004 restructuring efforts that did not reoccur in 2005;

-

$0.9 million of bank service charges of which $0.4 million of the increase related to a recovery of fees in 2004 as a result of the refinance of our credit facility in 2004 that did not reoccur in 2005;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$0.7 million of travel and meeting expenses;

-	$0.5 million of professional and consultant fees recorded in 2005 related to various improvement initiatives; and

-	$0.5 million of gain on an asset held for sale in 2004 that did not reoccur in 2005,

offset by

-	a $0.6 million decrease in staff salaries and benefits.

Interest expense

     Net interest expense not directly attributed to operating segments increased $1.0 million, or 28.6%, to $4.5 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004. The increase was primarily due to an increase in borrowings on our credit facility during 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net revenues increased $34.9 million to $813.3 million for 2004 from $778.4 million for 2003. We reported a net loss for the year ended December 31, 2004 of $18.6 million compared to net income of $0.4 million for the year ended December 31, 2003.

     The net loss of $18.6 million for the year ended December 31, 2004 included:

-

a $28.5 million loss on discontinued operations and the disposal of discontinued operations comprised primarily of $17.6 million of losses associated with the California clinical laboratory and radiology operations that was sold in November 2004 that included a revenue adjustment of $3.3 million related to a prior year and a provision for loss adjustment of $3.4 million, $5.3 million of losses associated with the divestiture of six skilled nursing facilities during 2004 and one in 2005 in our Inpatient Services division, $1.0 million of losses associated with the reclassification of our mobile radiology operations to assets held for sale as of September 30, 2005, and $4.3 million of residual costs associated with the sale of our pharmacy operations during 2003;

-	$8.9 million interest expense, net;

-	$2.0 million of restructuring costs associated with professional fees and one-time terminations;

-	a $1.5 million loss on sale of assets associated with the write-down of land and a building held for sale; and

-	$1.0 million loss on asset impairment,

offset by

-	a $16.5 million, net, reduction in general and professional liability and workers' compensation insurance reserves due to improvement in claim trends, primarily for prior year policies;

-	a $3.4 million gain on extinguishment on debt, net due to mortgage restructurings; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a net $1.2 million income tax benefit, as a result of federal income tax refunds.

The net income of $0.4 million for the year ended December 31, 2003 included:

-

a $30.5 million gain on discontinued operations primarily driven by income of $49.5 million related to the sale of our pharmaceutical operations and $4.2 million of income related to the sale of our software development company that was sold in November 2003, offset by losses of $21.9 million related to the divestiture of 127 Inpatient Services facilities in 2003, six in 2004 and one in 2005; and

-	a $4.2 million gain on sale of land and buildings included in our Other Operations segment,

offset by

-	$16.9 million of interest expense;

-	$14.7 million of restructuring charges; and

-	$2.8 million of asset impairment charges.

Segment information

Inpatient Services.  Net revenues increased $39.2 million, or 7.2%, to $585.8 million for year ended December 31, 2004 from $546.6 million for the year ended December 31, 2003. The increase in net revenues for the Inpatient Services segment was primarily the result of:

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

     Operating salaries and benefits expenses increased $12.9 million, or 4.6%, to $296.3 million for the year ended December 31, 2004 from $283.4 million for the year ended December 31, 2003. The increase was primarily due to wage increases and an increase in labor hours associated with an increase in Medicare census, offset partly with a $3.7 million decrease in health insurance costs due to improved claims experience.

     Self-insurance for workers' compensation and general and professional liability insurance decreased $5.6 million, or 21.1%, to $20.9 million for the year ended December 31, 2004 as compared to $26.5 million for the year ended December 31, 2003. This decrease was comprised primarily of:

-	a $9.1 million decrease related to patient care liability costs, net of a reduction of $14.0 million related to improvement in claims and settlement trends for prior periods;

offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-

a $3.5 million increase related to workers' compensation insurance costs, net of a reduction of $3.2 million related to deterioration of claims trends for prior periods reflected in the twice yearly actuarial study.

     Other operating costs increased $8.3 million, or 5.4%, to $161.5 million for the year ended December 31, 2004 from $153.2 million for the year ended December 31, 2003. The increase was primarily due to:

-	a $5.6 million increase in provider taxes for the 2004 year as compared to the same period in 2003 due, in part, to the implementation of provider taxes in North Carolina;

-	an increase in ancillary therapy costs of $2.5 million driven primarily by the increase in Medicare customer base; and

-	a net increase of $0.4 million due to increases in the cost of supplies and other purchased services related to patient care.

     Facility rent expense increased $0.5 million to $35.6 million for the year ended December 31, 2004 from $35.1 million for the year ended December 31, 2003 due to contractually scheduled rent increases on existing leases, offset by the favorable effect of the consolidation of the Clipper partnerships (see "Note 10-Variable Interest Entities").

     General and administrative expenses decreased $1.5 million, or 11.2%, to $11.9 million for year ended December 31, 2004 from $13.4 million for the year ended December 31, 2003. The $1.5 million decrease was primarily due to salaries and benefits expense for regional administrative and office personnel, utilities and supplies that were eliminated as part of the restructuring.

     Depreciation and amortization increased $2.1 million, or 40.4%, to $7.3 million for the 2004 year from $5.2 million for the 2003 year. The increase was primarily attributable to capital expenditures incurred for facility improvements and the additional depreciation and amortization expense associated with the consolidation of Clipper partnerships. (See "Note 10-Variable Interest Entities.")

     The provision for losses on accounts receivable decreased $3.8 million, or 59.4%, to $2.6 million for the year ended December 31, 2004 from $6.4 million for the year ended December 31, 2003 due to improved monitoring of current receivables and the collection of older receivables.

     Net interest expense for the year ended December 31, 2004 was $5.3 million as compared to $3.1 million for the year ended December 31, 2003. The $2.2 million, or 71.0%, increase was primarily due to the scheduled increase in expense related to debt amortization and the additional interest expense related to the consolidation of Clipper partnerships. (See "Note 10-Variable Interest Entities.")

Rehabilitation Therapy Services.  Net revenues for the Rehabilitation Therapy Services segment decreased $11.2 million, or 7.8%, to $133.1 million for the year ended December 31, 2004 from $144.3 million for the year ended December 31, 2003. The decrease was primarily due to the decrease in nonaffiliated sales as a result of the lingering disruption of the sales cycle in 2004 due to the January 2004 termination of the contemplated sale of substantially all of the segment announced in late 2003.

     Operating salaries and benefits expenses decreased $7.2 million, or 7.3%, to $91.7 million for the year ended December 31, 2004 from $98.9 million for the same period in 2003. The decrease was primarily driven by the reduction of employees and reorganization of the operating structure as a result of the impact of lower revenues and a reclassification to general and administrative expenses.

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

      Depreciation and amortization decreased $0.9 million, or 81.8%, to $0.2 million for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. The decrease was primarily due to the reduction in property carrying values due to closures of administrative office locations in conjunction with the Inpatient Services divestitures during 2003 and the restructuring of operations in 2004.

     The provision for losses on accounts receivable decreased $0.3 million, or 16.7%, to $1.5 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003. The decrease in expense was primarily due to improved collection and customer credit methods.

Medical Staffing Services.  Net revenues from the Medical Staffing Services segment decreased $5.0 million, or 8.1%, to $56.8 million for the year ended December 31, 2004 from $61.8 million for the year ended December 31, 2003. The decrease was primarily the result of decreased agency staff usage within our affiliated skilled nursing facilities and hospitals.

     Operating salaries and benefits expenses were $43.9 million for the year ended December 31, 2004 as compared to $45.6 million for the year ended December 31, 2003, a decrease of $1.7 million, or 3.7%. The decrease was directly attributable to the decrease in revenue.

     Other operating expenses, which include contract staffing utilized to staff personnel shortages, decreased $5.8 million, or 57.4%, to $4.3 million for the 2004 year from $10.1 million for the 2003 year. The decrease was primarily attributable to a decrease of $5.2 million in contract labor expense due to decreased usage by the affiliated inpatient facilities and a $0.6 million decrease in regional administrative expenses.

     General and administrative expenses increased $0.9 million, or 40.9%, to $3.1 million for the year ended December 31, 2004 from $2.2 million for the year ended December 31, 2003. The increase was primarily due to recruiting and retention costs associated with initiatives to attract new business and retain staff.

Home Health Services.  Net revenues from the Home Health Services segment increased $1.2 million, or 2.2%, to $56.7 million for the year ended December 31, 2004 from $55.5 million for the year ended December 31, 2003. The increase in revenues was due primarily to an increase in Medicare rates.

     Operating salaries and benefits expenses increased $0.2 million, or 0.5%, to $40.5 million for the 2004 year from $40.3 million for the 2003 year. The increase was primarily the result of an increase in health insurance costs.

     Self-insurance expenses for workers' compensation and professional liability insurance increased $0.4 million, or 23.5%, to $2.1 million for the year ended December 31, 2004 from $1.7 million for the year ended December 31, 2003. The increase was primarily the result of increased workers' compensation claims expenses.

     The provision for losses on accounts receivable increased $0.3 million, to $0.5 million for the year ended December 31, 2004 from $0.2 million for the year ended December 31, 2003. The increase was due to better than expected collections on account receivables in 2003 that did not occur in 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Laboratory and Radiology Services.  Net revenues from the Laboratory and Radiology Services segment decreased $0.3 million, or 1.9%, to $15.7 million for the year ended December 31, 2004 from $16.0 million for the year ended December 31, 2003, due primarily to a decrease in contracts in our northeast laboratory operations.

     Operating salaries and benefits expenses decreased $0.1 million, or 1.1%, to $8.9 million for the 2004 year from $8.8 million for the 2003 year. The decrease was primarily the result of a reduction in employees driven by the decrease in revenues.

     Other operating costs increased $0.3 million, or 7.0%, to $4.6 million for the year ended December 31, 2004 from $4.3 million for the year ended December 31, 2003. This increase was due primarily to an increase in purchased and administrative services.

     General and administrative expenses were $0.3 million for the year ended December 31, 2004. These costs were included in operating costs for the same period in 2003.

     The provision for losses on accounts receivable decreased $0.2 million, or 40.0%, to $0.3 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003. The decrease was primarily the result of improved collections.

Corporate.  General and administrative costs not directly attributed to operating segments increased $0.7 million, or 1.6%, to $44.1 million for the year ended December 31, 2004 from $43.4 million for the year ended December 31, 2003. The increase was primarily due to:

-	$2.0 million of accounts payable vendor settlement payments related to the 2003 restructuring efforts that did not reoccur in 2004;

offset by

-	$1.1 million of excess bank service charges due to a recovery in September 2004 associated with the refinancing of our credit line in September 2003.

Interest expense

     Net interest expense not directly attributed to operating segments decreased $10.4 million, or 74.8%, to $3.5 million for the year ended December 31, 2004 from $13.9 million for the year ended December 31, 2003. The decrease was primarily due to the private placement in March 2004 of our common stock and warrants and the payoff of substantially all of the outstanding revolving loan balance for which interest was not incurred.

Liquidity and Capital Resources

     For the year ended and as of December 31, 2005, our net income was $24.8 million and our working capital deficit was $66.8 million, of which $34.4 million relates to the debt on the Clipper partnerships, which is not our direct obligation and is expected to be refinanced during 2006, and $11.2 million to a capital lease that we intend to convert to an operating lease and for which no principal payment will be required. As of December 31, 2005, we had cash and cash equivalents of $16.6 million, $10.1 million in borrowings and $14.4 million in letters of credit outstanding under our Amended and Restated Loan and Security Agreement dated December 2, 2005 (the "Revolving Loan Agreement") and $61.1 million of funds available for borrowing under our Revolving Loan Agreement, which expires January 31, 2009. We believe that our operating cash flows, existing cash reserves, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next year.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Cash flows

     For the year ended December 31, 2005, our net cash used for operating activities was $8.3 million, which was primarily the result of $36.8 million in funding for workers' compensation and general and professional liability insurances. The $38.4 million net proceeds from the issuance of our common stock, the $10.1 million in borrowings under our Revolving Loan Agreement and the cash proceeds of $10.7 million from the sale of assets were primarily used to fund $17.4 million in capital expenditures, $8.5 million in net debt service for the year, and $17.8 million in acquisition costs for the inpatient and medical staffing segments. The $8.5 million in debt service was the net of $19.5 million in long-term debt repayments and the $11.0 million borrowing, as a result of the refinance of three facility mortgages.

     On December 2, 2005, we amended and restated our Revolving Loan Agreement, which resulted in an immediate increase in our liquidity of $19.0 million.  The Revolving Loan Agreement was subsequently used to, among other things, pay off $8.5 million outstanding under Peak's credit facility upon our acquisition of Peak on December 9, 2005.

     In December 2005, we sold 6.9 million shares of our common stock at $6.00 per share in a public offering for net proceeds of $38.4 million. We used the net proceeds to repay amounts outstanding under our Revolving Loan Agreement.

     For the year ended December 31, 2004, our net cash used for operating activities was $26.2 million, which was primarily the result of $37.4 million in funding for workers' compensation and general and professional liability insurances. On February 20, 2004, we completed a private placement of our common stock and warrants to purchase common stock to investors. We received net proceeds of $52.3 million in the private placement. We sold 4.4 million shares of our common stock, and warrants to purchase 2.0 million shares of our common stock (inclusive of warrants paid to the placement agent). The price paid by investors was $12.70 per unit, except for 155,400 units sold at $12.87 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock with a warrant exercise period of five years at an average exercise price of $13.05 per share. The $52.3 million net proceeds from the equity offering were used to fund self-insurance liabilities, pay down the $13.1 million balance under our Revolving Loan Agreement, fund $12.9 million in capital expenditures, and pay $6.7 million in debt service for the year.

     On March 1, 2004, we entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and various of its affiliates ("Omega"). Prior to our portfolio restructuring, we leased 51 facilities from Omega. Pursuant to the new master lease, we continue to operate 30 facilities (including 23 long-term care facilities, one rehabilitation and one long-term care hospital, and five behavioral facilities). The new master lease also settled a combination of (i) accrued past due rent and (ii) future rent obligations that would otherwise have become due under the previously existing master leases as of March 1, 2004 by combining those amounts into "deferred base rent." This deferred base rent accrued interest (compounded annually) at a floating rate of 375 basis points over the applicable LIBOR rate (subject to a floor rate of 6.0%). However, in April 2004, Omega exercised its right to convert the deferred base rent and accrued interest into 760,000 shares of our common stock and $0.5 million in cash, resulting in a $4.4 million charge recorded in loss on disposal of discontinued operations, net, for the year ended December 31, 2004.

Revolving Loan Agreement

     On December 2, 2005, we entered into an Amended and Restated Loan and Security Agreement with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75% (which

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

percentage is subject to adjustment after June 2, 2006 based on our fixed charge coverage ratio) plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement continues to be secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of March 1, 2006 was $88.3 million, net of specified reserves of $5.9 million. As of March 1, 2006, we had borrowed $20.3 million and issued $14.6 million in letters of credit, leaving $53.4 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement.

Acquisitions

     On August 29, 2005, we acquired ProCare, a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid in cash at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, which are an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets, which represented goodwill, was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

     On December 9, 2005, we acquired Peak, which operated or managed 56 inpatient facilities, in exchange for approximately nine million shares of our common stock. The $164.4 million acquisition cost, which included the fair value of Sun Common Stock issued of $55.6 million and options issued of $0.3 million, $95.7 million of assumed indebtedness and $12.8 million in estimated direct transaction costs, was allocated to the assets acquired and liabilities assumed, based on their fair values of $12.8 million to working capital, $74.6 million to property and equipment, $6.0 million to other long-term assets, $2.8 million to identified intangibles, less $7.7 million to other long-term liabilities. The remaining $75.9 million represented goodwill, which was assigned to the Inpatient Services segment and will be subject to annual impairment tests. The allocation of the purchase price was based on preliminary data and could change when final valuation of certain tangible and intangible assets is obtained.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Assets held for sale

     During the year ended December 31, 2005, we sold one nursing facility for $1.0 million in cash, and land and a building for $0.8 million. On November 4, 2005, we sold Pacific Mobile, our mobile and radiology services operations located in Arizona and Colorado.

     In July 2003, we sold the assets of our pharmaceutical services operations to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Of the $15.0 million, $7.7 million of the hold back was received in September 2005. Payment of the remainder of the hold back is pending the completion of a net asset adjustment reconciliation satisfactory to both parties to the transaction. The reconciliation, which is not directly related to the hold back consideration, and for which provision has previously been made, is expected to be completed during the first quarter of 2006.

      As of December 31, 2005, assets held for sale consisted of two undeveloped parcels of land collectively valued at $1.9 million. We expect to sell them in 2006.

Debt

      As part of the Peak acquisition, we assumed indebtedness of $84.9 million and repaid another $10.8 million of debt through borrowings under our Revolving Loan Agreement.

     As part of the ProCare acquisition in August 2005, we issued $4.1 million in promissory notes payable over three years. As of March 1, 2006, $1.7 million remains outstanding.

     Of the $66.9 million current portion of long-term debt, $45.8 million represents debt which we expect to refinance during 2006, of which Clipper represents $34.4 million. A capital lease of $11.2 million, which was acquired in the Peak acquisition and is presented as a current liability, is expected to be converted to an operating lease during the year and accounted for as a sale/leaseback, and no principal payment is anticipated.

     During August 2005, we refinanced three mortgages that were due in 2005 with CapitalSource Finance for $11.0 million. These loans bear interest at 8.5%, mature in five years, require monthly principal and interest payments and are secured by the real property of the nursing facilities.

     On February 28, 2002, we delivered a promissory note to the federal government as part of our settlement agreement pursuant to our Plan of Reorganization. The remaining payment due under the promissory note is $3.0 million on February 28, 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of December 31, 2005 was 2.24%.

     As part of the PIFJ as described under Item 3 - "Legal Proceedings," we agreed to pay $2.5 million in quarterly payments commencing October 2005 and terminating July 2007.

Capital expenditures

     We incurred total net capital expenditures related to improvements at facilities, as reflected in the segment reporting, of $17.4 million, $12.9 million and $16.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no significant capital expenditures for divested facilities for the year ended December 31, 2005. We had construction commitments as of December 31, 2005 under various contracts of $3.3 million related to improvements at facilities. We expect to incur approximately $24.0 million in capital expenditures during 2006, related primarily to improvements at existing facilities and information system upgrades.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Other

     We continue to resolve bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of December 31, 2005, we expect to pay $2.5 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

Obligations and Commitments

     The following table provides information about our contractual obligations and commitments in future years as of December 31, 2005 (in thousands):

	Payments Due by Period
							After
	Total	2006	2007	2008	2009	2010	2010
Contractual Obligations:
Debt (1)(2)	$ 200,547	$ 60,011	$ 26,018	$ 25,743	$ 14,516	$ 25,928	$ 48,331
Capital lease (3)	12,401	12,401	-	-	-	-	-
Construction commitments	3,277	3,277	-	-	-	-	-
Purchase obligations	123,200	42,000	42,000	29,200	10,000	-	-
Operating leases	417,978	66,160	62,622	56,940	54,344	50,921	126,991
Other long-term liabilities (4)	9,747	404	2,036	2,036	2,036	3,235	-

Total	$ 767,150	$ 184,253	$132,676	$113,919	$ 80,896	$ 80,084	$ 175,322
	=======	=======	======	======	======	======	=======

Amount of Commitment Expiration Per Period
Total
	Amounts						After
	Committed	2006	2007	2008	2009	2010	2010
Other Commercial Commitments:
Letters of credit	$ 15,660	$ 15,660	$ -	$ -	$ -	$ -	$ -

Total	$ 15,660	$ 15,660	$ -	$ -	$ -	$ -	$ -
	=======	======	======	======	======	=======	========

(1)	Includes total interest on debt of $14.4 million based on contractual rates, of which $3.2 million is attributed to variable interest rates determined using the weighted-average method.
(2)

Includes $54.1 million of debt related to Clipper, of which $3.9 million is interest. We expect that $34.4 million, which is classified as current debt, will be refinanced during 2006. (See "Note 10 - Variable Interest Entities.")

(3)	Includes interest of $1.2 million.
(4)

We entered into an agreement that granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of nine entities for an aggregate remaining amount of $9.7 million, of which $0.4 million is recorded in other accrued liabilities in our consolidated balance sheet. The agreement also provides the owners of those entities the right to require us to purchase those ownership interests at the above described times and option prices. (See "Note 10 - Variable Interest Entities.")

Critical Accounting Estimates

     Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     Net revenues.  Net revenues consist of long-term and subacute care revenues, rehabilitation therapy revenues, medical staffing services revenues, home health revenues and laboratory and radiology revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations, when determined.

     Accounts receivable and related allowance.  Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care facilities that we operate are the Medicare program and the various state Medicaid programs. The rehabilitation therapy service operations provide services to patients in nonaffiliated long-term, rehabilitation and acute care facilities. The billings for those services are submitted to the nonaffiliated facilities. Many of the nonaffiliated long-term care facilities receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

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

     The allowance for uncollectible accounts related to facilities that we currently operate is computed by applying a bad debt percentage to the individual accounts receivable aging categories based on historical collections. An adjustment is then recorded each month to adjust the allowance based on this procedure. In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a semi-annual basis.

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance is adjusted as appropriate. Due to favorable collections, $0.2 million and $6.5 million of the reserve was recovered during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, accounts receivable for divested operations were fully reserved.

     Insurance.  We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the period of the related coverage. An independent actuarial analysis is prepared twice a year to determine the adequacy of the self-insurance obligations booked as liabilities on our financial statement. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     The most recent workers' compensation actuarial analysis completed in December 2005 by our independent actuaries reflected an overall improvement in worker's compensation liability cost trends for the current policy year. We have recorded reserves of $56.1 million and $62.8 million as of December 31, 2005 and 2004, respectively. We estimated our range of exposure at December 31, 2005 was $50.5 million to $61.7 million. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At December 31, 2005, the discounting of these policy periods resulted in a reduction to our reserves of $11.6 million. Based on the results of the actuarial analyses completed in June and December 2005, we adjusted our reserves between continuing operations and discontinued operations, recording increases of $0.9 million related to continuing operations for incidents in prior years, and of $1.0 million related to discontinued operations for incidents in prior years. Based on the results of the actuarial analyses completed in 2004, we recorded a net pre-tax charge of $0.2 million for the year ended December 31, 2004 related to a slight degradation in claim trends primarily for prior year policies for discontinued operations for workers' compensation liability costs.

     The most recent actuarial analysis completed in December 2005 by our independent actuaries reflected an improvement in patient care liability cost trends for the 2002 and 2003 policy years. We have recorded reserves of $86.5 million and $104.7 million as of December 31, 2005 and 2004, respectively. We estimated our range of exposure at December 31, 2005 was $77.8 million to $95.1 million. Based on the results of the actuarial analyses completed in June and December 2005, we reduced our reserves by $23.2 million, of which $7.7 million was related to continuing operations for incidents in prior years, and $15.5 million related to discontinued operations for incidents in prior years. Based on the results of the actuarial analyses completed in 2004, we recorded a net pre-tax credit of $17.9 million for the year ended December 31, 2004 related to improvement in claim trends primarily for prior year policies for patient care liability costs.

Impairment of assets.

Goodwill and Accounting for Business Combinations

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Our goodwill included in our consolidated balance sheets as of December 31, 2005 and 2004 was $81.3 million and $0.4 million, respectively.  The increase in our goodwill during 2005 was primarily the result of the Peak business combination in the Inpatient Services segment and three acquisitions in our Medical Staffing segment.

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

     The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values and subject to change during the twelve month period subsequent to the acquisition date.  We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

and liabilities assumed.  Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

     Pursuant to SFAS No. 142, we perform our annual goodwill impairment analysis during the fourth quarter for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. We did not record a goodwill impairment for the years ended December 31, 2005, 2004 or 2003.

Indefinite life intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of our indefinite life intangibles, which are principally trademarks, by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through a discounted cash flow analysis. We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles. We did not record an impairment to our Indefinite Life Intangibles for the years ended December 31, 2005, 2004 or 2003.

Finite life intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of our finite life intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the intangible. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value. We did not record an impairment to our Finite Life Intangibles for the years ended December 31, 2005 or 2004. We did record an impairment of $0.5 million for the year ended December 31, 2003 within our Inpatient Services segment.

Long-lived assets

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts at each facility. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present.

     2005.  During the year ended December 31, 2005, we did not record an impairment.

     2004.  During the year ended December 31, 2004, we recorded pretax charges totaling $1.0 million for asset impairments. The asset impairment charges related to a $1.0 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     2003.  During the year ended December 31, 2003, we recorded pretax charges totaling $2.3 million for asset impairments. The asset impairment charges consisted of a $2.3 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

     We adopted Statement 123(R) using the modified-prospective method on January 1, 2006, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.9 million for the year ending December 31, 2006, beginning January 1, 2006.

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

								Fair Value	Fair Value
	Expected Maturity Dates							December 31,	December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005(1)(2)	2004(2)
	(Dollars in thousands)
Fixed rate debt (3)	$ 55,036	$ 6,714	$ 23,382	$ 3,349	$ 23,658	$ 45,225	$157,364	$ 147,783	$ 54,497
Rate	8.8%	5.5%	7.8%	8.4%	9.5%	6.8%
Variable rate debt	$ 11,820	$ 17,442	$ 512	$ 10,154	$ 14	$ 52	$ 39,994	$ 35,185	$ 12,990
Rate	7.7%	8.6%	6.5%	7.2%	5.5%	5.5%

(1)	Total debt increased by $95.7 million in connection with the Peak acquisition.

(2)	The fair value of fixed and variable rate debt were determined based on the current rates offered for debt with similar risks and maturities.

(3)

Fixed rate long-term debt includes $50.2 million related to the consolidation of Clipper as of December 31, 2005 and $51.0 million as of December 31, 2004. (See "Note 10 - Variable Interest Entities.")

Item 8.  Financial Statements and Supplementary Data

     Information with respect to Item 8 is contained in our consolidated financial statements and financial statement schedules and are set forth herein beginning on Page F-1.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

Item 9A.  Controls and Procedures

Management's Report on Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

     We acquired Peak Medical Corporation in December 2005 and excluded it from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. For the year ended December 31, 2005, Peak contributed $21.1 million, or 2.4%, of our total revenues, and, as of December 31, 2005, accounted for $112.6 million, or 25.8%, of our total assets, excluding goodwill that was recorded in connection with the acquisition of Peak of $75.9 million.

    We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This evaluation included reviewing the documentation of controls, evaluating the design effectiveness of controls, testing the operating effectiveness of controls and making a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2005.

     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein. (See page F-3).

Item 9B.  Other Information

Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

Item 11.  Executive Compensation

     The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

Item 13.  Certain Relationships and Related Transactions

     The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

Item 14.  Principal Accounting Fees and Services

     The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1)	The following consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

		Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2005 and 2004

		Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

		Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2005, 2004, and 2003

		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

		Notes to Consolidated Financial Statements

	(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

		Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(18)	Agreement and Plan of Merger, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., Pinnacle Acquisition Corp., Peak Medical Corporation and the stockholders of Peak Medical Corporation

2.1.1(19)

Amendment No. 1, dated as of July 7, 2005, to the Agreement and Plan of Merger, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., Pinnacle Acquisition Corp., Peak Medical Corporation and the stockholders of Peak Medical Corporation

2.1.2(19)

Amendment No. 2, dated as of September 16, 2005, to the Agreement and Plan of Merger, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., Pinnacle Acquisition Corp., Peak Medical Corporation and the stockholders of Peak Medical Corporation

2.2(5)

Asset Purchase Agreement by and among Omnicare, Inc. (as buyer) and SunScript Pharmacy Corporation, Advantage Health Services, Inc., HoMed Convalescent, Inc., SunScript Medical Services, Inc. and First Class Pharmacy, Inc. (as sellers) dated June 15,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Exhibit
Number	Description of Exhibits

2003

3.1(1)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc.

3.2(1)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(1)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(3)	Form of Warrant issued by Sun Healthcare Group, Inc. in February 2004 to each of the purchasers named on the list of purchasers attached thereto

4.3(3)	Form of Registration Rights Agreement dated February 2004 between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

4.4(3)	Form of Subscription Agreement dated February 2004 between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

4.5(18)	Registration Rights Agreement dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

4.5(19)

Amendment No. 1, dated as of July 7, 2005, to the Registration Rights Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

4.6

The Registrant has instruments that define the rights of holders of long-term debt that are not being filed herewith, in reliance upon Item 601(b)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments

10.1(14)

Amended and Restated Loan and Security Agreement dated December 2, 2005 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers, Capital Source Finance, LLC, as Collateral Agent and certain other lending institutions

10.1.1(15)

Joinder and First Amendment to Amended and Restated Loan and Security Agreement dated December 9, 2005 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers and CapitalSource Finance, LLC as Collateral Agent

10.1.2(21)

Second Amendment to Amended and Restated Loan and Security Agreement dated February 24, 2006 among Sun Healthcare Group, Inc. and certain of its subsidiaries as Borrowers and CapitalSource Finance, LLC as Collateral Agent

10.2(4)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(13)+	2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.4(16)+	Peak Medical Corporation 1998 Stock Incentive Plan

10.5(2)	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Sun Healthcare Group, Inc. dated July 12, 2001

10.6(2)+	Employment Agreement with Richard K. Matros dated February 28, 2002

10.7(17)+	Employment Agreement with L. Bryan Shaul dated as of February 14, 2005

10.8(4)+	Employment Agreement with William A. Mathies dated February 28, 2002

10.9(20)+	Employment Agreement with Michael Newman dated March 22, 2005

10.10(7)+	Employment Agreement with Heidi J. Fisher dated February 11, 2002

10.11(11)+	Severance Agreement with Richard L. Peranton dated as of November 1, 2004

10.12(8)+	Severance Agreement with Tracy A. Gregg dated April 2, 2003

10.13(2)+	Form of Severance Agreement with Chauncey J. Hunker dated March 22, 2002

10.14(12)+	Severance Agreement with Jennifer L. Botter dated August 24, 2004

10.15(9)

Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its affiliates (as Lessors) dated March 1, 2004

10.15.1*	First Amendment to Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement and Amended and Restated Guaranty

10.15.2*	Second Amendment to Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement and Amended and Restated Guaranty

10.15.3*	Third Amendment to Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement and Amended and Restated Guaranty

10.16(18)	Stockholders Agreement dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

10.16.1(19)

Amendment No. 1, dated as of July 7, 2005, to the Stockholders Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

10.16.2(19)

Amendment No. 2, dated as of September 16, 2005, to the Stockholders Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

14.1(10)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

_______________

*      Filed herewith.

+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002

(2)	Incorporated by reference from exhibits to our Form 10-K filed on March 29, 2002

(3)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004

(4)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002

(5)	Incorporated by reference from exhibits to our Form 10-Q filed on August 14, 2003

(6)	Incorporated by reference from exhibits to our Form 8-K dated February 28, 2002, as amended on Form 8-K/A

(7)	Incorporated by reference from exhibits to our Form 10-K filed on March 28, 2003

(8)	Incorporated by reference from exhibits to our Form 10-Q filed on May 14, 2003

(9)	Incorporated by reference from exhibits to our Form 10-K filed on March 5, 2004

(10)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004

(11)	Incorporated by reference from exhibits to our Form 8-K filed on November 18, 2004

(12)	Incorporated by reference from exhibits to our Form 8-K filed on December 9, 2004

(13)	Incorporated by reference from Appendix B to our Proxy Statement filed on April 8, 2004

(14)	Incorporated by reference from exhibits to our Form 8-K filed on December 7, 2005

(15)	Incorporated by reference from exhibits to our Form 8-K filed on December 15, 2005

(16)	Incorporated by reference from exhibits to our Form S-8 filed on January 9, 2006

(17)	Incorporated by reference from exhibits to our Form 10-K filed on March 3, 2005

(18)	Incorporated by reference from exhibits to our Form 8-K filed on May 19, 2005

(19)	Incorporated by reference from exhibits to our Form 10-Q filed on November 1, 2005

(20)	Incorporated by reference from exhibits to our Form 8-K filed on November 30, 2005

(21)	Incorporated by reference from exhibits to our Form 8-K filed on March 2, 2006

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

March 9, 2006

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 9, 2006 in the capacities indicated.

Signatures	Title

Chairman of the Board and Chief Executive Officer
/s/ Richard K. Matros	(Principal Executive Officer)
Richard K. Matros

Executive Vice President and Chief Financial
/s/ Bryan Shaul	Officer (Principal Financial Officer)
Bryan Shaul

Senior Vice President and Corporate Controller
/s/ Jennifer L. Botter	(Principal Accounting Officer)
Jennifer L. Botter

/s/ Gregory S. Anderson	Director
Gregory S. Anderson

/s/ Tony M. Astorga	Director
Tony M. Astorga

/s/ Christian K. Bement	Director
Christian K. Bement

/s/ Michael J. Foster	Director
Michael J. Foster

/s/ Barbara B. Kennelly	Director
Barbara B. Kennelly

/s/ Steven M. Looney	Director
Steven M. Looney

/s/ Keith W. Pennell	Director
Keith W. Pennell

/s/ Milton J. Walters	Director
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2005

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting	F-2 to F-4
Firm

Consolidated Balance Sheets
As of December 31, 2005 and 2004	F-5 to F-6

Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003	F-7

Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2005, 2004 and 2003	F-8

Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003	F-9

Notes to Consolidated Financial Statements	F-10 to F-46

Supplementary Data (Unaudited) - Quarterly Financial Data	1-2

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of management of Sun Healthcare Group, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Healthcare Group, Inc. at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Healthcare Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 6, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sun Healthcare Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Sun Healthcare Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Healthcare Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Peak Medical Corporation, a material business acquired on December 9, 2005, which is included in the December 31, 2005 consolidated financial statements of the Company and contributed approximately $21.1 million, or 2.4%, of the Company's total revenues, and, as of December 31, 2005, accounted for approximately $112.6 million, or 25.8%, of the Company's total assets, excluding $75.9 million of goodwill that was recorded in connection with the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Peak Medical Corporation.

In our opinion, management's assessment that Sun Healthcare Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Sun Healthcare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  Our report dated March 6, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 6, 2006

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 ASSETS
(in thousands)

	December 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$ 16,641	$ 19,834
Restricted cash	25,142	26,649
Accounts receivable, net of allowance for doubtful accounts of $29,384
and $40,293 at December 31, 2005 and 2004, respectively	123,639	95,829
Other receivables, net of allowance of $2,909 and $5,591 at
December 31, 2005 and 2004, respectively	2,429	2,616
Inventories, net	5,055	3,514
Prepaid expenses	6,414	3,232
Assets held for sale	1,897	4,736

Total current assets	181,217	156,410

Property and equipment, net of accumulated depreciation and amortization
of $75,999 at December 31, 2005 and $28,965 at December 31, 2004	187,734	105,852
Intangible assets, net of accumulated amortization of $8,262 at
December 31, 2005 and $6,006 at December 31, 2004	19,335	10,299
Goodwill	81,265	405
Restricted cash, non-current	35,517	34,111
Other assets, net	7,238	6,076
Total assets	$ 512,306	$ 313,153
	===========	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	December 31, 2005	December 31, 2004
Current liabilities:
Accounts payable	$ 45,115	$ 36,163
Accrued compensation and benefits	42,393	35,481
Accrued self-insurance obligations, current	37,238	40,236
Income taxes payable	10,493	9,752
Other accrued liabilities	45,947	47,897
Current portion of long-term debt:
Company obligations	21,237	16,363
Clipper partnerships	34,415	1,113
Capital leases, current	11,204	-

Total current liabilities	248,042	187,005

Accrued self-insurance obligations, net of current	109,953	130,686
Long-term debt, net of current:
Company obligations	115,094	39,803
Clipper partnerships	15,829	49,903
Unfavorable lease obligations, net of accumulated amortization of
$11,166 and $9,395 at December 31, 2005 and 2004, respectively	11,454	13,985
Other long-term liabilities	14,829	15,151

Total liabilities	515,201	436,533

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $.01 par value, authorized
10,000,000 shares, zero shares were issued and outstanding as of
December 31, 2005 and 2004	-	-
Common stock of $.01 par value, authorized
50,000,000 shares, 31,143,728 shares issued and 31,133,546 shares outstanding as of December 31, 2005 and 15,325,477 shares issued
and outstanding as of December 31, 2004	311	153
Additional paid-in capital	428,771	334,158
Accumulated deficit	(431,498)	(456,259)
	(2,416)	(121,948)
Less:
Unearned compensation	(388)	(1,432)
Common stock held in treasury, at cost, 10,182 shares
as of December 31, 2005	(91)	-
Total stockholders' deficit	(2,895)	(123,380)
Total liabilities and stockholders' deficit	$ 512,306	$ 313,153
	============	============

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Total net revenues	$ 882,109	$ 813,290	$ 778,438
Costs and expenses:
Operating salaries and benefits	529,828	481,264	477,180
Self-insurance for workers' compensation and general
and professional liability insurance	30,002	25,360	32,158
Operating administrative expenses	24,930	22,642	20,156
Other operating costs	179,597	167,431	149,697
Facility rent expense	40,953	39,107	38,769
General and administrative expenses	47,194	44,104	43,394
Depreciation and amortization	9,874	9,206	7,123
Provision for losses on accounts receivable	4,356	5,323	9,278
Interest, net	12,049	8,853	16,892
Loss on asset impairment	361	1,028	2,774
Restructuring costs, net	122	1,972	14,676
Loss on lease termination	-	150	-
Loss (gain) on sale of assets, net	384	1,494	(4,178)
Loss (gain) on extinguishment of debt, net	408	(3,394)	-
Total costs and expenses	880,058	804,540	807,919

Income (loss) before income taxes and discontinued operations	2,051	8,750	(29,481)
Income tax (benefit) expense	(786)	(1,158)	665
Income (loss) from continuing operations	2,837	9,908	(30,146)

Discontinued operations:
Income (loss) from discontinued operations	13,035	(23,214)	(25,149)
Gain (loss) on disposal of discontinued operations, net of related
tax expense of $650 for the year ended December 31, 2003	8,889	(5,321)	55,649
Income (loss) on discontinued operations	21,924	(28,535)	30,500

Net income (loss)	$ 24,761	$ (18,627)	$ 354
	========	=========	=========
Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$ 0.18	$ 0.69	$ (3.00)
Income (loss) from discontinued operations, net of tax	1.37	(1.98)	3.04
Net income (loss)	$ 1.55	$ (1.29)	$ 0.04
	========	=========	=========
Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$ 0.18	$ 0.68	$ (3.00)
Income (loss) from discontinued operations, net of tax	1.37	(1.96)	3.04
Net income (loss)	$ 1.55	$ (1.28)	$ 0.04
	========	=========	=========
Weighted average number of common and common equivalent
shares outstanding:
Basic	16,003	14,456	10,050
Diluted	16,019	14,548	10,050

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Issued and outstanding at beginning of period	15,325	$ 153	10,044	$ 100	9,321	$ 93
Retirement of common stock	(5)		-	-	-	-
Cancellation of restricted stock awards	-		(4)	-	-	-
Issuance of common stock	6,900	69	5,285	53	723	7
Issuance of common stock in connection with
Peak transaction	8,924	89	-	-	-	-
Common stock issued and outstanding at
end of period	31,144	311	15,325	153	10,044	100
	=======		======		=======
Additional paid-in capital
Balance at beginning of period		334,158		272,889		253,375
Issuance of common stock in excess of par value		94,681		61,881		19,514
Cancellation of restricted stock awards		(58)		(57)		-
Other		(10)		(555)		-
Additional paid-in capital at end of period		428,771		334,158		272,889

Accumulated deficit
Balance at beginning of period		(456,259)		(437,632)		(437,986)
Net income (loss)		24,761		(18,627)		354
Accumulated deficit at end of period		(431,498)		(456,259)		(437,632)

Total		(2,416)		(121,948)		(164,643)

Unearned compensation
Balance at beginning of period		(1,432)		(1,755)		(2,700)
Restricted stock awards		38		(1,013)		-
Restricted stock vested		948		1,279		945
Other		58		57		-
Unearned compensation at end of period		(388)		(1,432)		(1,755)

Common stock in treasury
Balance at beginning of period	-	-	-	-	-	-
Purchase of treasury stock	10	(91)	-	-	-	-
Common stock in treasury at end of period	10	(91)	-	-	-	-
	=======		======		=======

Total stockholders' deficit		$ (2,895)		$(123,380)		$ (166,398)
		======		=======		=======

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net income (loss)	$ 24,761	$ (18,627)	$ 354
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities, including discontinued operations:
Loss (gain) on extinguishment of debt, net	408	(3,394)	-
Loss on lease termination	-	150	-
Depreciation	4,876	5,254	4,609
Amortization	5,101	4,356	4,787
Amortization of favorable and unfavorable lease intangibles	(1,714)	(3,265)	(8,740)
Provision for losses on accounts receivable	5,009	11,901	19,073
Loss (gain) on sale of assets, net	384	1,494	(4,178)
(Gain) loss on disposal of discontinued operations, net	(8,889)	5,321	(55,649)
Transaction costs	1,100	-	-
Loss on asset impairment	361	1,028	2,774
Restricted stock and option compensation expense	1,303	1,570	945
Other, net	1,010	2,045	898
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,530)	6,485	74,937
Inventories, net	12	(17)	790
Other receivables, net	(155)	558	4,261
Restricted cash	1,231	9,006	12,472
Prepaids and other assets	2,698	(1,658)	4,573
Accounts payable	3,359	(14,406)	3,656
Accrued compensation and benefits	(588)	(6,230)	(24,141)
Accrued self-insurance obligations	(32,552)	(26,213)	11,985
Income taxes payable	794	1,436	1,120
Other accrued liabilities	(9,887)	(4,687)	(18,084)
Other long-term liabilities	(405)	2,151	467
Minority interest	-	-	(120)
Net cash (used for) provided by operating activities before reorganization costs	(8,313)	(25,742)	36,789
Net cash paid for reorganization costs	-	(499)	(10,225)
Net cash (used for) provided by operating activities	(8,313)	(26,241)	26,564

Cash flows from investing activities:
Capital expenditures, net	(17,416)	(12,890)	(16,564)
Proceeds from sale of assets held for sale	10,742	1,857	83,616
Acquisitions	(17,816)	(700)	-
Repayment of long-term notes receivable	237	147	839
Net cash (used for) provided by investing activities	(24,253)	(11,586)	67,891

Cash flows from financing activities:
Net repayments under Revolving Loan Agreement	(233)	(12,491)	(84,274)
Long-term debt borrowings	11,000	-	-
Long-term debt repayments	(19,495)	(6,727)	(5,620)
Net proceeds from issuance of common stock	38,428	52,266	-
Distribution of partnership equity	(327)	(961)	-
Net cash provided by (used for) financing activities	29,373	32,087	(89,894)

Net (decrease) increase in cash and cash equivalents	(3,193)	(5,740)	4,561
Cash and cash equivalents at beginning of period	19,834	25,574	21,013
Cash and cash equivalents at end of period	$ 16,641	$ 19,834	$ 25,574
	===========	=============	=============
Supplemental disclosure of cash flow information:
Interest payments	$ 10,360	$ 9 ,420	$ 21,457
Capitalized interest	$ 132	$ 76	$ 77
Income taxes refunded, net	$ (1,580)	$ (2,595)	$ (455)

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

 (1)  Nature of Business

      References throughout this document to the Company include Sun Healthcare Group, Inc. and our consolidated subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report has been written in the first person. In this document, the words "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

     We are a provider of long-term, subacute and related specialty healthcare in the United States.  We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  Inpatient services represent the most significant portion of our business.  We operated 158 long-term care facilities, inclusive of 10 managed facilities, in 19 states as of March 1, 2006.

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

(2)  Basis of Reporting and Current Operating Environment

Restructuring

     In January 2003, we initiated efforts to restructure the portfolio of leases under which we operate most of our long-term care facilities. During the period January 1, 2003 to December 31, 2005, we divested 137 of our under-performing facilities by transitioning operations of those facilities to new operators.

 Liquidity

      For the year ended and as of December 31, 2005, our net income was $24.8 million and our working capital deficit was $66.8 million, of which $34.4 million relates to the debt on the Clipper partnerships, which is not our direct obligation and is expected to be refinanced during 2006, and $11.2 million relates to a capital lease that we intend to convert to an operating lease and for which no principal payment will be required. As of December 31, 2005, we had cash and cash equivalents of $16.6 million, $10.1 million in borrowings and $14.4 million in letters of credit outstanding under our Revolving Loan Agreement and $61.1 million of funds available for borrowing under our Revolving Loan Agreement, which expires January 31, 2009. We believe that our operating cash flows, existing cash reserves, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next year.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

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

     In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46R"), we are required to consolidate certain entities when control exists through means other than ownership of voting (or similar) interests in variable interest entities commonly referred to as special purpose entities, effective for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity. (See "Note 10 - Variable Interest Entities.")

(c)  Cash and Cash Equivalents

     We consider all highly liquid, unrestricted investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

(d)  Net Revenues

     Net revenues consist of long-term and subacute care revenues, rehabilitation therapy services revenues, temporary medical staffing services revenues and other ancillary services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.

     Revenues from Medicaid from our continuing operations accounted for 35.9%, 36.5%, and 36.1%, of our net revenue for the years ended December 31, 2005, 2004 and 2003, respectively.  Revenues from Medicare from our continuing operations comprised 27.6%, 26.4% and 25.1% of our net revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

     The allowance for uncollectible accounts related to facilities that we currently operate is computed by applying a bad debt percentage to the individual accounts receivable aging categories based on historical collections.  An adjustment is then recorded each month in the results of operations to adjust the allowance based on the analysis. In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a semi-annual basis.

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded in gain or loss on disposal of discontinued operations, net.  As collections are recognized, the allowance is adjusted as appropriate. Due to favorable collections, $0.2 million and $6.5 million of the reserve was recovered in the years ended December 31, 2005 and 2004. As of December 31, 2005, accounts receivable for divested operations were fully reserved.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

(f)  Inventories

     As of December 31, 2005, our inventories relate to the long-term and subacute care operations and are stated at the lower of cost or market.

(g)  Property and Equipment

     Property and equipment are stated at the lower of carrying value or fair value. Property and equipment held under capital lease are stated at the net present value of future minimum lease payments.  Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - five to forty years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - three to twenty years. We capitalize interest directly related to the development and construction of new facilities as a cost of the related asset. Under SFAS No. 144, we subject our long-lived assets to an annual impairment test. (See "Note 8 - Impairment of Intangible and Long-Lived Assets.")

 (h)  Intangible Assets

      Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), we no longer amortize goodwill and intangible assets with indefinite lives. Instead, we subject them to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives. (See "Note 8 - Impairment of Intangible and Long-Lived Assets.")

 (i)  Stock-Based Compensation

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148").  This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The provisions of SFAS No. 123 were effective for interim and annual financial statements for fiscal years ended after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). (See "Note 14 - Capital Stock.")

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

     We adopted Statement 123(R) using the modified-prospective method on January 1, 2006, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.9 million for the year ending December 31, 2006, beginning January 1, 2006.

(j)  Net Income (Loss) Per Share

      Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the year ended December 31, 2005 includes all the common shares that are presently outstanding, common shares to be issued once the prepetition claims are finalized, and the common shares issued as common stock awards and exclude non-vested restricted stock.  (See "Note 14 - Capital Stock.")

      The diluted calculation of income (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock, using the treasury stock method. However, in periods of losses from continuing operations, diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding.

(k)  Reclassification

      Certain reclassifications have been made to the prior period financial statements to conform to the 2005 financial statement presentation.

(4)  Loan Agreements

     On December 2, 2005, we entered into an Amended and Restated Loan and Security Agreement (the "Revolving Loan Agreement") with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75% (which percentage is subject to adjustment after June 2, 2006 based on our fixed charge coverage ratio) plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement continues to be secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of December 31, 2005 was $85.6 million, net of specified reserves of $5.9 million. As of December 31, 2005, we had $10.1 million in borrowings outstanding and we had issued $14.4 million in letters of credit, leaving $61.1 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

(as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement.

(5)  Long-Term Debt and Capital Lease Obligation

     Our long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	December 31, 2005	December 31, 2004

Revolving Loan Agreement	$ 10,141	$ -
Mortgage notes payable due at various dates through 2037, interest at
rates from 5.5% to 12.0%, collateralized by various facilities(1)(2)	158,874	91,239
Capital lease(3)	11,204	-
Industrial Revenue Bonds	6,360	6,905
Other long-term debt	11,200	9,038
Total long-term debt(1)	197,779	107,182
Less amounts due within one year	(66,856)	(17,476)
Long-term debt, net of current portion	$ 130,923	$ 89,706
	===========	===========
(1)	Net of fair value premium of $0.4 million related to the Peak acquisition (See "Note 7 - Acquisitions.")
(2)	Includes $50.2 million and $51.0 million related to the consolidation of Clipper as of December 31, 2005 and 2004, respectively (See "Note 10 - Variable Interest Entities.")
(3)	We expect to convert the capital lease to an operating lease during 2006, and no principal payment is anticipated.

     The scheduled or expected maturities of long-term debt, excluding premium, as of December 31, 2005, were as follows (in thousands):

2006	$ 66,856
2007	24,156
2008	23,894
2009	13,503
2010	23,672
Thereafter	45,277
$ 197,358
==========

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (See "Note 10 - Variable Interest Entities") (in thousands):  $34,415, $276, $293, $310, $328, and $14,622, respectively, for 2006, 2007, 2008, 2009, 2010 and thereafter.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

(6)  Property and Equipment

     Property and equipment consisted of the following as of the periods indicated (in thousands):

	December 31, 2005	December 31, 2004

Land	$ 17,979	$ 10,527
Buildings and improvements	158,678	70,029
Equipment	51,471	28,850
Leasehold improvements	33,158	23,171
Construction in process	2,447	2,240
Total	263,733	134,817
Less accumulated depreciation	(75,999)	(28,965)
Property and equipment, net	$ 187,734	$ 105,852
	===============	==============

 (7)  Acquisitions

    In December 2005, we completed the purchase of Peak Medical Corporation, which operated or managed 56 inpatient facilities, by acquiring all of the outstanding stock of Peak in exchange for approximately nine million shares of our stock.  Peak's results of operations have been included in the consolidated financial statements since the date of acquisition.

     The following unaudited pro forma results of operations of Sun for the year ended December 31, 2005 and 2004, assume that the Peak acquisition occurred at the beginning of each of the periods presented. As a result of the Peak acquisition, we recognized a non-recurring pre-tax charge for transaction costs of $1.1 million. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

	For the Year Ended
	December 31,
	2005	2004

Revenues	$ 1,107,546	$ 1,041,727
Costs and expenses:
Operating costs	1,008,409	944,661
Facility rent	53,906	52,958
Depreciation and amortization	13,931	13,415
Interest, net	19,975	17,729
Non-operating costs	1,274	1,249
Total costs and expenses	1,097,495	1,030,012

Income before income taxes and discontinued operations	10,051	11,715
Income tax benefit	(786)	(1,158)
Income from continuing operations	$ 10,837	$ 12,873
	==========	===========
Net income (loss)	$ 31,867	$ (16,965)
	==========	===========
Earnings per share:
Basic:
Income from continuing operations	$ 0.68	$ 0.89
Net income (loss)	$ 1.99	$ (1.09)

Diluted:
Income from continuing operations	$ 0.68	$ 0.88
Net income (loss)	$ 1.99	$ (1.17)

     The total purchase price of the Peak acquisition is as follows (in thousands):

Fair value of 8.9 million shares of Common Stock issued	$ 55,538
Fair value of assumed debt obligations	95,739
Stock option costs	320
Estimated direct transaction costs	12,832
$ 164,429
===========

     Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to Peak's net tangible and intangible assets based upon their estimated fair values as of December 1, 2005. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill. The estimated fair value of our Common Stock issued was based on the $6.26 historic Sun average share price for the period of May 12 through May 16, 2005, which is in accordance with Emerging Issues Task Force Issue Number 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination" ("EITF No. 99-12"). As stated in paragraph 4 in EITF No. 99-12, when the number of the acquirer's shares or amount of other consideration is not subject to change pursuant to the existing terms of the acquisition agreement, the value of the acquirer's marketable equity securities issued to effect a purchase business combination should be determined pursuant to the guidance in paragraph 74 of Accounting Principles Board Opinion 16 ("APB No. 16"), Business Combinations, based on the market price of the securities over a reasonable period of time before and after the terms of the acquisition are agreed to and announced.  The Task Force members observed that the reasonable period of time referred to in paragraph 74 of APB No. 16 is intended to be very short, such as a few days before and after the acquisition is agreed to and announced.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

     The purchase price allocation for the Peak acquisition has been prepared on preliminary basis and is subject to changes as new facts and circumstances emerge. We have engaged a third-party valuation firm to complete a valuation of property and equipment. Once the valuation study is completed, we will adjust the purchase price allocation to reflect the final values along with the final determination of any favorable or unfavorable lease intangibles. In addition, we are also finalizing our insurance reserves for general and professional and workers' compensation liabilities with our third party actuary. Changes in the purchase price allocation may impact deferred taxes and goodwill.

     The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Net working capital	$ 12,824
Property and equipment	74,561
Identifiable intangible assets	2,820
Goodwill	75,940
Other long-term assets	6,024
Total assets acquired	172,169

Debt	95,739
Other long-term liabilities	7,740
Total liabilities assumed	103,479

Net assets acquired	$ 68,690
========

     We identified $2.8 million in intangible assets in connection with the Peak acquisition, of which $2.3 million represented a management contract and $0.5 million represented operating licenses. The amortization period for the management contract is six years. The $75.9 million in goodwill was assigned to the Inpatient Services segment, none of which is expected to be deductible for tax purposes. Net deferred tax assets of $19.0 million, for which a full valuation allowance was recognized, were recorded in the Peak acquisition.

    In connection with the Peak acquisition, we recognized a pretax charge for transaction costs of $1.1 million in the year ended December 31, 2005 comprised of the following (in millions):

Adjustment to Peak acquired accounts receivable	$ 0.5
Adjustment to Peak acquired inventory	0.6
$ 1.1
========

     The adjustment to acquired accounts receivable reflects the impact of conforming Peak's accounting treatment regarding the estimation of the net realizable value of accounts receivable to our accounting policy. The adjustment to acquired inventory reflects the impact of conforming Peak's per bed calculation to our per bed calculation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

Other Acquisitions

     On August 29, 2005, we acquired ProCare, a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets represented goodwill, was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

     In April 2005, we acquired the operations of SingleSource Staffing and Goddard Healthcare Consulting, Inc. for a combined purchase price of $2.4 million, all of which was allocated to goodwill.

     In November 2004, we acquired one home health agency for $0.7 million in cash and allocated the purchase price to goodwill and licenses of $0.4 million and $0.3 million, respectively. We acquired operations of one skilled nursing facility during the year ended December 31, 2003 by entering into a new lease agreement in March 2003.

(8)   Intangible and Long-Lived Assets

(a)  Intangible Assets

     The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31, (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Total
Finite-lived Intangibles:
Lease intangibles:
2005	$ 7,940	$ 4,517	$ 3,423
2004	5,796	3,178	2,618
Deferred financing cost:
2005	$ 6,518	$ 3,593	$ 2,925
2004	3,676	2,825	851
Management and customer contracts
2005	$ 5,634	$ 144	$ 5,490
2004	-	-	-

Indefinite-lived Intangibles:
Trademarks:
2005	$ 5,954	$ 4	$ 5,950
2004	5,954	-	5,954
Other intangible assets:
2005	$ 1,551	$ 4	$ 1,547
2004	879	3	876

Total intangible assets:
2005	$ 27,597	$ 8,262	$ 19,335
2004	16,305	6,006	10,299

Unfavorable lease intangibles:
2005	$ 22,620	$ 11,166	$ 11,454
2004	23,380	9,395	13,985

     The net credit to amortization expense was a result of the amortization on unfavorable lease intangibles, which recognize a reduction in rent expense in connection with a fair market valuation performed on our facility lease agreements.  The net credit recorded to amortization was as follows for the years ended December 31, (in thousands):

	2005	2004	2003

Amortization expense	$ 622	$ 1,592	$ 1,854
Amortization of unfavorable and
favorable lease intangibles, net	(1,714)	(3,265)	(8,740)
	$ (1,092)	$ (1,673)	$ (6,886)
	=========	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

     Total estimated amortization (credit) expense for our intangible assets for the next five years is as follows (in thousands):

	Expense	Credit	Net

2006	$ 857	$ (1,786)	$ (929)
2007	924	(1,609)	(685)
2008	905	(1,488)	(583)
2009	867	(1,431)	(564)
2010	769	(1,431)	(662)

     The weighted-average amortization period for lease intangibles is approximately five years at December 31, 2005.

(b)  Impairment of Intangible Assets

Goodwill

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter of 2005 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and, with the exception of the long-term care facilities, provides services that are distinct from the other components of the operating segment. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.  Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2005, 2004 or 2003.

     During 2004, we determined that tax losses generated in 2004 were available to offset a liability that originated upon our emergence from bankruptcy. Accordingly, we reduced the remaining goodwill balance created through fresh-start accounting by $3.8 million (See "Note 12 - Income Taxes"). We also recorded $0.4 million in goodwill through a small home health acquisition in November 2004 (See "Note 7 - Acquisitions"). During 2005, we recognized $4.9 million and $75.9 million in goodwill in connection with acquisitions in our Medical Staffing and Inpatient Services segments, respectively.

Indefinite Life Intangibles

     We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles, which principally consists of trademarks. The analysis resulted in no impairment charge for the years ended December 31, 2005, 2004 and 2003.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

Finite Life Intangibles

     We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Finite Life Intangibles, which principally consists of lease intangibles, customer contracts and a management contract. The analysis resulted in no impairment charge for the year ended December 31, 2005 or 2004 and an impairment charge of $0.5 million for the year ended December 31, 2003.

(c)  Impairment of Long-Lived Assets

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

     2005.  During the fourth quarter of 2005, we did not recognize any impairments.

     2004.  During the fourth quarter of 2004, we recorded pretax charges totaling $1.0 million for asset impairments.  The asset impairment charges consist of a write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

     2003.  During the fourth quarter of 2003, we recorded pretax charges totaling $2.3 million for asset impairments. The asset impairment charges consist of a write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

(d)  Long Lived Assets to be Disposed Of

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

(9)  Discontinued Operations and Assets Held for Sale

(a)  Loss (Gain) on Sale of Assets, net

     2005.  During the year ended December 31, 2005, we recorded a $0.4 million charge primarily related to the write-down of a property held for sale.

     2004.  During the year ended December 31, 2004, we recorded a $1.5 million charge primarily related to the write-down of a property held for sale.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

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

     Inpatient Services: During the first quarter of 2005, we divested one skilled nursing facility in accordance with our restructuring plan.  During the second quarter of 2005, we sold a skilled nursing facility for $1.0 million.  The facility was held for sale with a carrying amount of $0.1 million and we recorded a net gain of $0.8 million as a deferred gain to current liabilities.  Although the sale of the facility was final, we continued to operate the facility until the new owner obtained licensure on August 1, 2005, at which time the new owner took over operations of the facility and the gain was recognized.

     Laboratory and Radiology Services: On November 1, 2004, one of our subsidiaries sold its clinical laboratory and radiology operations located in California. We received $1.6 million in cash in connection with this sale, of which $0.9 million was received in the first quarter of 2005. In the fourth quarter of 2005, our mobile radiology services operations located in Arizona and Colorado were sold.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Of the $15.0 million, $7.7 million of the hold back was received during September 2005. Payment of the remainder of the hold back is pending the completion of a net asset adjustment reconciliation satisfactory to both parties to the transaction. The reconciliation, which is not directly related to the hold back consideration, and for which provision has previously been made, is expected to be completed during the first quarter of 2006.

     Other Operations: On December 31, 2004, we closed our comprehensive outpatient rehabilitation facilities in Colorado. On November 7, 2003, a majority owned subsidiary sold substantially all of its software development assets to a subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and $0.5 million in cash in December 2004.

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 DECEMBER 31, 2005

For the Year
Ended
December 31, 2005
	Inpatient	Pharmaceutical	Laboratory/
	Services	Services	Radiology	Other	Total

Total net revenues	$ 2,599	$ -	$ 2,477	$ -	$ 5,076
	=========	=========	=========	========	=========
Pretax income (loss)	$ 14,686	$ 22	$ (1,618)	$ (55)	$ 13,035
Gain (loss) on disposal of
discontinued operations	725	7,614	674	(124)	8,889
Income (loss) on discontinued
operations	$ 15,411	$ 7,636	$ (944)	$ (179)	$ 21,924
	=========	=========	=========	=======	========

For the Year
Ended
December 31, 2004
	Inpatient	Pharmaceutical	Laboratory/
	Services	Services	Radiology	Other	Total

Total net revenues	$ 14,685	$ -	$ 16,416	$ 1,904	$ 33,005
	=========	========	=========	=======	========
Pretax (loss) income	$ (10,264)	$ 696	$ (13,182)	$ (464)	$ (23,214)
Gain (loss) on disposal of
discontinued operations	4,967	(5,008)	(5,550)	270	(5,321)
Loss on discontinued
operations	$ (5,297)	$ (4,312)	$ (18,732)	$ (194)	$ (28,535)
	=========	=========	========	=======	========

For the Year
Ended
December 31, 2003
	Inpatient	Pharmaceutical	Laboratory/
	Services	Services	Radiology	Other	Total

Total net revenues	$ 465,277	$ 116,542	$ 27,495	$ 3,200	$ 612,514
	=========	=========	========	=======	========
Pretax (loss) income (1)	$ (28,117)	$ 5,595	$ (1,267)	$ (1,360)	$ (25,149)
Gain on disposal of
discontinued operations (2)	6,210	43,937	111	5,391	55,649
(Loss) income on discontinued
operations	$ (21,907)	$ 49,532	$ (1,156)	$ 4,031	$ 30,500
	=========	=========	========	=======	========

(1)	Net of restructuring costs of $405
(2)	Net of related tax expense of $650

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 DECEMBER 31, 2005

(c)  Assets Held for Sale

     As of December 31, 2005, assets held for sale consisted of two undeveloped parcels of land valued at $1.9 million, within our consolidated financial statements in our Corporate segment, which we expect to sell during 2006.

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

     We currently own less than 8% of the voting interest in three partnerships, five limited liability companies and one sole proprietorship, each of which own one facility that we operate in New Hampshire (collectively known as "Clipper"). Clipper's objective is to achieve rental income from the leasing of skilled nursing and assisted living facilities owned by Clipper. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010. On June 30, 2005, we gave notice of our intent to exercise the second option to acquire an additional 4% interest in the nine entities for an aggregate purchase price of $0.4 million. The consummation of the second option exercise should occur on or around March 31, 2006.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us, 100% ownership of Clipper. We have recognized $9.7 million of the option value in other long-term liabilities in our consolidated balance sheet.  The remaining $0.4 million is recorded as current in other accrued liabilities in our consolidated balance sheet.  We have not recorded any minority interest associated with the 92.5% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $3.5 million for the year ended December 31, 2005, and included $50.2 million of mortgage debt of Clipper in our consolidated balance sheet as of December 31, 2005, although we own less than eight percent of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

     As the primary beneficiary of the VIE, we consolidated Clipper beginning in the third quarter of 2004.  This change had no affect on previously reported net earnings.  We applied Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") to consolidate Clipper. The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of consolidation (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

Current assets	$ 3,397

Current liabilities (includes $0.9 million of current debt)	2,702
Long-term debt	50,949
Other long-term liabilities (option value)	10,658
Total liabilities assumed	64,309

Net assets	$ 60,912
=========

     Upon consolidation in third quarter of 2004, a $12.5 million unfavorable lease intangible related to the nine entities and recorded on our books prior to consolidation was allocated against the $60.9 million basis of property, plant and equipment, and provided a consolidation value of $48.4 million. During the fourth quarter of 2004, we refined the allocation of the fair value and recorded a $2.8 million adjustment to property, plant and equipment due to the refinancing of two mortgages and the $3.5 million write off of a note payable no longer due, leaving a remaining consolidation value of $45.6 million.

     Our consolidated assets and liabilities increased approximately $62.4 million and $65.6 million, respectively, based upon the fair value of the assets and liabilities of Clipper.  Upon consolidation, we eliminated our investment in Clipper. The following provides a summary of the balance sheet impact of Clipper upon consolidation as of December 31, 2005 and 2004 (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

	December 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$ 708	$ 718
Other receivables	250	289
Restricted cash, current	1,021	1,461
Prepaids and other assets	131	176
Total current assets	2,110	2,644

Property and equipment, net:
Land	6,171	6,171
Land improvements	38
Buildings	36,335	37,173
Building improvements	2,223	2,143
Equipment	89
Construction-in-process	165
Total property and equipment, net	45,021	45,625

Favorable lease intangibles, net	9,982	11,979
Intercompany	5,240	5,358

Total assets	$ 62,353	$ 65,606
	==========	==========
Current liabilities:
Mortgages, current	$ 34,415	$ 1,113
Other accrued liabilities	551	223
Total current liabilities	34,966	1,336

Mortgages, net of current	15,829	49,903
Other long-term liabilities	16,421	16,677
Total long-term liabilities	32,250	66,580

Total liabilities	67,216	67,916

Stockholders' deficit:
Accumulated deficit	(4,863)	(2,310)

Total liabilities and stockholders' deficit	$ 62,353	$ 65,606
	==========	==========

     For the year ended December 31, 2005, the consolidation of Clipper included a net loss of $2.2 million comprised of a $4.0 million charge to interest expense, a $1.2 million charge to depreciation expense, a $0.4 million loss on extinguishment of debt and $0.1 million in administrative and tax expenses, partially offset by a $3.5 million credit to rent expense. For the year ended December 31, 2004, the consolidation of Clipper included a net loss of $1.5 million comprised of a $2.2 million charge to interest expense, a $0.6 million charge to depreciation expense, a $0.4 million loss on extinguishment of debt and $0.3 million in administrative and tax expenses, partially offset by a $2.0 million credit to rent expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

(11)  Commitments and Contingencies

 (a)  Lease Commitments

      We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option, (which could extend the terms of the leases by five to ten years), purchase options, escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum lease payments under real estate leases and equipment leases, are as follows (in thousands):

Operating
Leases

2006	$ 66,160
2007	62,622
2008	56,940
2009	54,344
2010	50,921
Thereafter	126,991
Total minimum lease payments	$ 417,978
============

     Facility rent expense for continuing operations, totaled $41.0 million, $39.1 million and $38.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Facility rent expense for discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $0.1 million, $1.0 million and $40.3 million, respectively. As of March 1, 2006, we have one remaining skilled nursing facility identified for divestiture, which is under an operating lease.

     Sun acquired a capital lease of $11.2 million in connection with the Peak acquisition. This amount, which is presented as a current liability, is expected to be converted to an operating lease during 2006 and no principal payment is anticipated. The net book value of the assets associated with this capital lease is $9.1 million, net of $2.6 million of accumulated amortization.

(b)  Purchase Commitments

     Our purchase obligations have been estimated assuming that we continue to operate the same number of facilities in future periods.  The prices that we pay under our purchase commitments are subject to market risk.

     We have an agreement establishing Medline Industries, Inc. ("Medline") as the primary medical supply vendor through January 12, 2010 for all of the long-term care facilities that we operate.  The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline.  Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $2.0 million if the agreement is terminated prior to January 11, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

     We have an agreement establishing SYSCO Corporation ("SYSCO") as our primary foodservice supply vendor through February 29, 2008 for all of our long-term care facilities.  The agreement provides that the long-term care division shall purchase at least 80% of its foodservice supply products from SYSCO.

     We have an agreement establishing Omnicare Pharmacy Services as the primary pharmacy services vendor through December 31, 2008 for all of the long-term care facilities that we operated as of July 15, 2003.

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts.  The programs had the following self-insured retentions:  (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, 2005 and 2006, $10.0 million per claim with a single $5.0 million excess layer that attaches at $5.0 million of liability, available for claims made in 2004, 2005 and 2006.  An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses.

     The most recent actuarial analysis completed in December 2005 by our independent actuaries reflected an improvement in patient care liability cost trends for the 2002 and 2003 policy years. Based on the results of the actuarial analyses completed in June and December 2005, we reduced our reserves by $23.2 million, of which $7.7 million related to continuing operations for incidents in prior years, and $15.5 million related to discontinued operations for incidents in prior years. We have recorded reserves of $86.5 million and $104.7 million, as of December 31, 2005 and 2004, respectively. Provisions or adjustments for such risks were a credit of $2.2 million for the year ended December 31, 2005, and provisions of $9.4 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively, of which a credit of $15.4 million was recorded for the year ended December 31, 2005 and $1.2 million and $20.3 million for the years ended December 31, 2004 and 2003, respectively, were related to divested skilled nursing facilities and were included in discontinued operations.  At December 31, 2005 and 2004, we had $3.6 million and $3.1 million, respectively, in pre-funded amounts, classified in current assets, restricted for payment of general and professional liability claims in a revocable trust account. The paid claims for the years ended December 31, 2005 and 2004 were $19.4 million and $22.2 million, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

     The majority of our workers' compensation risks are insured through insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years.  Based on the results of the actuarial analyses completed in June and December 2005, we adjusted our reserves between continuing operations and discontinued operations, recording increases of $0.9 million related to continuing operations for incidents in prior years, and of $1.0 million related to discontinued operations for incidents in prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At December 31, 2005, the discounting of these policy periods resulted in a reduction to our reserves of approximately $11.6 million. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the years ended December 31, 2005, 2004 and 2003 was $17.9 million, $22.3 million and $35.9 million, respectively, of which $1.0 million, $5.1 million and $15.0 million, for the years ended December 31, 2005, 2004 and 2003, respectively, were related to divested skilled nursing facilities and included in discontinued operations. We have recorded reserves of $56.1 million and $62.8 million, as of December 31, 2005 and 2004, respectively. At December 31, 2004, we had $48.4 million in pre-funded amounts in a revocable trust account restricted for payment of workers' compensation claims, of which $17.4 million was classified in current assets and $31.0 million was held in non-current assets. At December 31, 2005, we had $45.5 million in pre-funded amounts in a revocable trust account restricted for payment of workers' compensation claims, of which $13.4 million was classified in current assets and $32.1 million was held in non-current assets. The paid claims for the years ended December 31, 2005 and 2004 were $14.3 million and $19.7 million, respectively.

     The provision for loss for insurance risks was as indicated (in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Professional Liability:
Continuing operations	$ 13,160	$ 8,187	$ 11,201
Discontinued operations	(15,407)	1,190	20,282
	$ (2,247)	$ 9,377	$ 31,483
	===========	===========	============
Workers' Compensation:
Continuing operations	$ 16,842	$ 17,173	$ 20,957
Discontinued operations	1,026	5,083	14,988
	$ 17,868	$ 22,256	$ 35,945
	===========	============	============

     A summary of the assets and liabilities related to insurance risks at December 31, 2005 and December 31, 2004 were as indicated (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

	December 31, 2005			|	December 31, 2004
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$ 3,626	$ 13,427	$ 17,053	|	$ 3,103	$ 17,348	$ 20,451
Non-current	-	32,076	32,076	|	-	31,003	31,003
Total	$ 3,626	$ 45,503	$ 49,129	|	$ 3,103	$ 48,351	$ 51,454
	==========	==========	==========	|	==========	===========	==========
Liabilities (2):				|
Self-insurance				|
liabilities				|
Current	$ 19,180	$ 13,427	$ 32,607	|	$ 17,967	$ 18,849	$ 36,816
Non-current	67,274	42,679	109,953	|	86,736	43,950	130,686
Total	$ 86,454	$ 56,106	$ 142,560	|	$ 104,703	$ 62,799	$ 167,502
	==========	===========	==========	|	===========	===========	==========

(1)

Total restricted cash excluded $11,530 and $9,306 at December 31, 2005 and December 31, 2004, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $4,631 and $3,420 at December 31, 2005 and December 31, 2004, respectively, related to our health insurance liabilities.

(d)  Construction Commitments

     As of December 31, 2005, we had construction commitments under various contracts of approximately $3.3 million. These items consisted primarily of contractual commitments to improve existing facilities.

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

     Income tax expense (benefit) on income (losses) before discontinued operations consisted of the following (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 DECEMBER 31, 2005

For The Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Current:
Federal	$ (1,037)	$ (1,585)	$ -
State	251	427	665
	(786)	(1,158)	665
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Total	$ (786)	$ (1,158)	$ 665
	===============	==============	==============

     Actual tax expense (benefit) differed from the expected tax expense (benefit) on income (losses) before discontinued operations which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit or loss before income taxes as follows (in thousands):

	For The Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Computed expected tax expense
(benefit)	$ 718	$ 3,063	$ (10,271)
Adjustments in income taxes
resulting from:
Change in valuation allowance	(2,364)	(5,936)	12,333
State income tax expense
(benefit), net of Federal
Income tax effect	175	529	(1,169)
Other	685	1,186	(228)
Total	$ (786)	$ (1,158)	$ 665
	===============	================	================

     The change in the valuation allowance in 2005 and 2004 related principally to the carryback of Federal net operating losses which generate income tax refunds. Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 DECEMBER 31, 2005

	2005	2004

Deferred tax assets:
Accounts and notes receivable	$ 13,265	$ 16,496
Accrued liabilities	74,257	81,380
Property and equipment	28,963	28,634
Intangible assets	27,768	31,504
Write-down of assets held for sale	3,512	13,029
Partnership investments	-	433
Alternative minimum tax credit	-	3,568
Jobs and other credit carryforwards	107	7,201
Capital loss carryforwards	-	92,026
State net operating loss carryforwards	1,614	39,625
Federal net operating loss carryforwards	25,917	385,703
Other	293	344
	175,696	699,943
Less valuation allowance:
Federal	(146,818)	(581,693)
State	(28,878)	(118,250)
	(175,696)	(699,943)
Total deferred tax assets	-	-

Total deferred tax liabilities	-	-
Deferred taxes, net	$ -	$ -
	==========	=========

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

 DECEMBER 31, 2005

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

     Our reorganization under the Bankruptcy Code effective February 28, 2002 constituted an ownership change under Section 382 of the Internal Revenue Code.  Our acquisition of Peak on December 9, 2005 resulted in a second ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this second ownership change is more restrictive than the Section 382 limitation resulting from our ownership change upon emergence from bankruptcy.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this new limitation and the respective carryforward periods for these tax attributes.

     The acquisition resulted in an ownership change for Peak as well.  Peak's NOL and tax credit carryforwards are subject to a separate Section 382 limitation based on its value on the date of the merger.  However, no reduction in Peak's NOL or tax credit carryforwards was required.

     During the year ended December 31, 2005, our net deferred tax assets decreased by approximately $524.2 million.  This change resulted from an increase of approximately $19.0 million from the preliminary purchase accounting for the acquisition of Peak, offset by a decrease of approximately $543.2 million related primarily to the reduction in our NOL, capital loss, and tax credit carryforwards as a result of the Section 382 ownership change from the acquisition.  We also decreased our valuation allowance by approximately $524.2 million to match the reduction in our net deferred tax assets.  Our valuation allowance fully offsets our net deferred tax assets because we have no net operating loss carryback potential, and there is insufficient evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under FAS 109.

     After considering the reduction in tax attributes resulting from the exclusion of the gain on the extinguishment of debt as well as the preliminary calculation of the Section 382 limitation resulting from the second ownership change, we have Federal NOL carryforwards of approximately $74.0 million with expiration dates from 2006 through 2025.  Various subsidiaries have state NOL carryforwards totaling approximately $37.0 million with expiration dates through the year 2025.  Our $0.1 million of other tax credit carryforwards will expire in years 2020 and 2021.  We expect to finalize the calculation of the Section 382 limitation during 2006.

     Our application of the rules under Section 382 and Section 108 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to the acquisition date.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

 (13)  Fair Value of Financial Instruments

      The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$ 16,641	$ 16,641	$ 19,834	$ 19,834
Long-term debt, including current portion
and capital lease obligation	$ 197,779	$ 182,968	$ 107,182	$ 67,487

     The cash and cash equivalents carrying amount approximates fair value because of the short maturity of these instruments.  At December 31, 2005 and 2004, the fair value of our long-term debt, including current maturities, was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The increase in the carrying amount of debt in 2005 is related to the $95.7 million of debt assumed in connection with the Peak acquisition.

(14)  Capital Stock

(a)  Common Stock

     As of December 31, 2005, we had issued 31,143,728 shares, inclusive of 10,182 treasury shares.  The shares issued included (i) 9,931,613 shares pursuant to our Plan of Reorganization as discussed below, (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, and (vi) 254,993 in stock awards to our employees and directors.

     As of December 31, 2005, Sun had issued 9,931,613 shares of common stock in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization in 2002. As of December 31, 2005, we expected to issue up to an additional 68,387 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization. The fair value of the additional common stock expected to be issued is approximately $1.8 million valued at $27 per share by our reorganization plan and was recorded in other long-term liabilities in the December 31, 2005 consolidated balance sheet.

(b)  Warrants

      In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87.  The warrants have an exercise period of five years.

(c)  Equity Incentive Plan

     Our 2004 Equity Incentive Plan (the "2004 Plan") allows for the issuance of up to 2.1 million shares of our common stock. Pursuant to the 2004 Plan, as of December 31, 2005, our employees and directors held options to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

purchase 1,362,750 shares of common stock, 64,261 shares of restricted common stock, and 300,914 restricted stock units. Through December 31, 2005, we have issued 180,550 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options. As of December 31, 2005, 30,000 unvested shares of restricted common stock valued at $27.00 per share and 34,261 shares of restricted common stock valued at $11.25 per share were held by our executive officers and key employees. The restricted common stock vests over a four-year period. Restricted stock awards are outright stock grants.  The issuance of restricted stock and other stock awards requires the recognition of compensation expense measured by the fair value of the stock on the date of grant. As of December 31, 2005, we had 232,589 shares of nonvested stock granted in 2005 with a weighted-average grant date fair value of $7.29 and 102,587 shares of nonvested stock granted in 2004 with a weighted-average grant date fair value of $8.34. We recognized expense related to the issuance of these stock awards of $1.3 million, $1.6 million, and $0.9 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

     Our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan") allows for the issuance of up to 40,000 options to purchase shares of our common stock. Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan. As of December 31, 2005, our directors held options to purchase 20,000 shares under the Director Plan.

     As of December 31, 2005, we had outstanding options covering an aggregate of 1,382,750 shares of our common stock to our employees and directors, of which 345,000 options were granted with an average strike price of $7.71 per share and expire in 2009, 360,998 options were granted with an average strike price of $7.19 per share and expire in 2011, and 676,752 options were granted with an average strike price of $6.60 per share and expire in 2012. The strike prices were equal to the estimated market value at date of issuance. The options vest over a two- to four-year period.

     The following is a summary of the status of our Stock Option Plans and changes during the periods ended (shares in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

	For the Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	905	$ 8.03	720	$ 27.00	800	$ 27.00
Granted:
Price equals fair value	706	$ 6.61	922	7.45	-	-
Exercised/Issued	(30)	$ 6.85
Cancelled	(198)	$ 10.43	(660)	27.00	-	-
Forfeited	-		(77)	15.83	(80)	27.00
Outstanding at period-end	1,383	$ 7.03	905	8.03	720	27.00
	======		======		======
Options exercisable at period-end	530	$ 6.69	278	8.66	248	27.00
	======		======		======
Options available for future grant	330		908		190
	======		======		======
Weighted average fair value of options granted during the period	$ 3.37		$ 4.20		$ N/A
	======		======		======

     We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.  We currently do not recognize compensation expense for most of our stock option grants, which are issued at fair market value on the date of grant. However, in 2004, we cancelled options with an exercise price of $27.00 per share to eliminate significantly out-of-the money options for our employees. New options totaling 262,700 with an exercise price of $6.85 were granted within six months of this cancellation and are accounted for as variable options.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), issued on December 31, 2002, provides companies alternative methods to transitioning to Statement of Financial Accounting Standards No. 123, Stock-Based Compensation ("SFAS No. 123"), fair value method of accounting for stock-based employee compensation and amends certain disclosure requirements. SFAS No. 148 did not mandate fair value accounting for stock-based employee compensation but required all companies to meet disclosure provisions.

     For purposes of pro forma disclosures, the estimated fair market value of the stock options is amortized to expense over their respective vesting periods. The fair value of stock options granted in 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: volatility (32.5%), expected life (7 years), risk free rate of return (3.86%), dividend yield (0.0%) and weighted average fair value ($3.37 for 2005 and $4.20 for 2004). There were no stock options granted in 2003. The following table summarizes our pro forma basic and diluted net income (loss) per share assuming we accounted for our stock option grants in accordance with SFAS No. 123, for the periods indicated (in thousands, except per share amounts):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 DECEMBER 31, 2005

For The Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Net income (loss) as reported(1)	$ 24,761	$ (18,627)	$ 354
Compensation expense	(1,469)	(1,568)	(511)
Net income (loss) (pro forma)	$ 23,292	$ (20,195)	$ (157)
	==============	==============	==============
Net income (loss) per share:
Basic:
Net income (loss) as reported	$ 1.55	$ (1.29)	$ 0.04
Compensation expense	(0.09)	(0.11)	(0.05)
Net income (loss) pro forma	$ 1.46	$ (1.40)	$ (0.01)
	==============	==============	==============
Diluted:
Net income (loss) as reported	$ 1.55	$ (1.28)	$ 0.04
Compensation expense	(0.09)	(0.11)	(0.05)
Net income (loss) pro forma	$ 1.45	$ (1.39)	$ (0.01)
	==============	==============	==============
(1)

Includes total charges to our consolidated statements of income related to stock-based employee compensation cost of $1.3 million, $1.6 million, and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and additional option grants in future years are anticipated.

     The following table summarizes information about stock options outstanding as of December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
	Number	average		Number	Weighted
	outstanding	remaining	Weighted	exercisable	average
Range of	at December 31,	contractual	average	at December 31,	exercise
exercise prices	2005	life	price	2005	price
$3.18	104	7 years	$ 3.18	104	$ 3.18
$6.04 - $6.84	13	7 years	6.52	-	-
$6.85	301	5 years	6.85	83	6.85
$7.05 - $7.08	368	6 years	7.05	9	7.05
$7.41 - 7.71	538	5 years	7.62	326	7.68
$7.85 - $8.44	39	6 years	8.27	3	7.85
$11.25	20	5 years	11.25	5	11.25
	1,383	6 years	$ 7.03	530	$ 6.69
	==========			===========

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows ("SFAS No. 95"). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

     We adopted SFAS No. 123(R) using the modified-prospective method on January 1, 2006, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Based on the estimated value of current unvested stock options, we expect wages and related expenses to increase $0.9 million for the year ending December 31, 2006, beginning January 1, 2006.

(15)  Other Events

 (a)  Litigation

     We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

     We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

DECEMBER 31, 2005

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

     The following summarizes the services provided by our reportable and other segments:

 Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.  At December 31, 2005, we operated 158 long-term care facilities (consisting of 134 skilled nursing facilities (10 of which are managed), 14 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals, which includes 56 facilities acquired in the Peak business combination) with 16,063 licensed beds as compared with 104 facilities with 10,659 licensed beds at December 31, 2004.

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities.  At December 31, 2005, this segment provided services to 424 facilities, 328 nonaffiliated and 96 affiliated, as compared to 397 facilities at December 31, 2004, of which 309 were nonaffiliated and 88 were affiliated. At December 31, 2004, we closed our certified outpatient rehabilitation clinics in Colorado.  In March 2002, we sold substantially all of the assets of our respiratory therapy operation. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

Medical Staffing Services:  For the year ended December 31, 2005, this segment derived 66% of its revenues from hospitals and other providers, 21% from skilled nursing facilities, 9% from schools and 4% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of December 31, 2005, this segment had 25 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and two division offices, which specialize in the placement of temporary traveling therapists and two division offices specializing in permanent placement of healthcare professionals.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

Home Health Services:  As of December 31, 2005, this segment provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio, and also operated two licensed home infusion pharmacies in California.

Laboratory and Radiology Services: This segment provides medical laboratory and radiology services to skilled nursing facilities in Massachusetts, New Hampshire and Rhode Island.

Other Operations: We previously provided pharmaceutical products primarily to nonaffiliated and affiliated long-term and sub-acute care facilities through a subsidiary.  In July 2003, we sold substantially all of its assets to Omnicare, Inc.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

As of and for the
Year Ended
December 31, 2005			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$635,630	$100,338	$70,534	$60,778	$14,168	$661	$-	$882,109	$5,076

Intersegment revenues	-	36,951	613	-	180	-	(37,744)	-	-

Total revenues	635,630	137,289	71,147	60,778	14,348	661	(37,744)	882,109	5,076

Operating salaries and benefits	320,819	98,071	56,791	45,143	9,004	-	-	529,828	3,527

Self insurance for workers'
compensation and general and
professional liability insurance	24,881	1,759	946	1,557	487	372	-	30,002	(14,381)

Other operating costs(1)	179,246	22,568	4,371	7,046	4,509	9	(37,744)	180,005	1,890

General and administrative expenses	13,455	7,351	2,748	1,184	193	47,193	-	72,124	12

Provision (adjustment) for losses on
accounts receivable	3,726	(509)	221	582	336	-	-	4.356	652

Segment operating income (loss)	$93,503	$8,049	$6,070	$5,266	$(181)	$(46,913)	$-	$65,794	$13,376

Facility rent expense	37,521	513	738	1,866	315	-	-	40,953	128

Depreciation and amortization	6,999	262	376	901	371	965	-	9,874	102

Interest, net	7,546	(17)	49	10	-	4,461	-	12,049	111

Net segment income (loss)	$41,437	$7,291	$4,907	$2,489	$(867)	$(52,339)	$-	$2,918	$13,035
	=========	==========	=========	==========	==========	=========	==========	==========	==========

Identifiable segment assets	$371,151	$19,751	$33,773	$12,220	$2,508	$591,002	$(520,985)	$509,420	$2,886

Segment capital expenditures	$11,045	$334	$367	$520	$209	$4,913	$-	$17,388	$28

General and administrative expenses include operating administrative expenses.

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, net, loss on asset impairment, restructuring costs, net, loss (gain) on sale of assets, net, income tax benefit and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before loss on asset impairment, restructuring costs, net, loss (gain) on sale of assets, net, income tax benefit and discontinued operations.

(1) Includes $408 for loss on extinguishment of debt in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

As of and for the
Year Ended
December 31, 2004			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$586,413	$99,890	$54,713	$56,702	$15,525	$47	$-	$813,290	$33,005

Intersegment revenues	(600)	33,228	2,103	-	184	-	(34,915)	-	-

Total net revenues	585,813	133,118	56,816	56,702	15,709	47	(34,915)	813,290	33,005

Operating salaries and benefits	296,271	91,693	43,918	40,469	8,926	(13)	-	481,264	26,252

Self insurance for workers'
compensation and general and
professional liability insurance	20,894	693	885	2,097	607	184	-	25,360	6,273

Other operating costs(1)	161,504	21,779	4,329	6,730	4,590	20	(34,915)	164,037	15,278

General and administrative expenses	11,895	6,398	3,140	911	298	44,104	-	66,746	477

Provision for losses on accounts
receivable	2,612	1,508	340	516	347	-	-	5,323	6,578

Segment operating income (loss)	$92,637	$11,047	$4,204	$5,979	$941	$(44,248)	$-	$70,560	$(21,853)

Facility rent expense	35,579	551	826	1,852	290	9	-	39,107	950

Depreciation and amortization	7,320	248	183	592	251	612	-	9,206	404

Interest, net	5,285	15	(10)	36	-	3,527	-	8,853	7

Net segment income (loss)	$44,453	$10,233	$3,205	$3,499	$400	$(48,396)	$-	$13,394	$(23,214)
	========	==========	=========	=========	=========	========	=========	=========	=========

Identifiable segment assets	$181,598	$25,352	$10,726	$12,674	$3,203	$446,875	$(366,759)	$313,669	$(516)

Segment capital expenditures	$8,667	$231	$74	$322	$162	$2,710	$-	$12,166	$724

General and administrative expenses include operating administrative expenses.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

As of and for the
Year Ended
December 31, 2003			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$547,221	$105,769	$54,608	$55,533	$15,234	$73	$-	$778,438	$612,514

Intersegment revenues	(600)	38,541	7,216	-	789	-	(45,946)	-	-

Total net revenues	546,621	144,310	61,824	55,533	16,023	73	(45,946)	778,438	612,514

Operating salaries and benefits	283,360	98,900	45,625	40,255	8,837	203	-	477,180	322,505

Self insurance for workers'
compensation and general and
professional liability insurance	26,536	1,767	1,092	1,677	468	618	-	32,158	35,270

Other operating costs	153,203	21,780	10,069	6,529	4,258	(196)	(45,946)	149,697	219,029

General and administrative expenses	13,393	3,627	2,174	962	-	43,394	-	63,550	7,363

Provision for losses on accounts
receivable	6,389	1,756	516	167	477	(27)	-	9,278	9,795

Segment operating income (loss)	$63,740	$16,480	$2,348	$5,943	$1,983	$(43,919)	$-	$46,575	$18,552

Facility rent expense	35,100	664	998	1,699	282	26	-	38,769	40,342

Depreciation and amortization	5,185	1,125	65	477	231	40	-	7,123	2,272

Interest, net	3,062	(29)	-	2	-	13,857	-	16,892	682

Net segment income (loss)	$20,393	$14,720	$1,285	$3,765	$1,470	$(57,842)	$-	$(16,209)	$(24,744)
	=========	==========	==========	=========	=========	========	=========	=========	=========

Identifiable segment assets	$131,614	$26,877	$10,412	$11,396	$4,242	$458,714	$(360,447)	$282,808	$17,590

Segment capital expenditures	$5,809	$195	$140	$520	$602	$4,691	$-	$11,957	$4,607

General and administrative expenses include operating administrative expenses.

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

DECEMBER 31, 2005

Measurement of Segment Income or Loss

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See "Note 3 - Summary of Significant Accounting Policies.")  We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following table reconciles net segment income (loss) to consolidated income (loss) before income taxes and discontinued operations:

	2005	2004	2003

Net segment income (loss)	$ 2,918	$ 13,394	$ (16,209)
Loss on asset impairment	(361)	(1,028)	(2,774)
Restructuring costs, net	(122)	(1,972)	(14,676)
Loss on lease termination	-	(150)	-
(Loss) gain on sale of assets, net	(384)	(1,494)	4,178
Income (loss) before income taxes and
discontinued operations	$ 2,051	$ 8,750	$ (29,481)
	=========	=========	========

(17)  Restructuring Costs

     We commenced our restructuring in January 2003, substantially completed it by December 31, 2004 and finalized it by December 31, 2005. We adopted Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") for all divestiture activities initiated after December 31, 2002.  Under SFAS No. 146, there are four major types of costs associated with our restructuring: (i) one-time termination benefits, (ii) contract termination, (iii) facility consolidation and (iv) professional fees.  We have recognized these expenses in the income statement line "restructuring costs" as they were incurred. All of the costs were under the Corporate reportable segment.  We had no liability account associated with this restructuring activity because all of the related expenses were paid when incurred.  The following table sets forth the costs related to the restructuring activity in detail (in millions).

			Total
	For the Year	Cumulative	Expected
Major Type of	Ended	Amount Incurred	Restructuring
Restructuring Cost	December 31, 2005	to Date (1)	Costs (2)
One-Time Termination Benefits	$ -	$ 1.2	$ 1.2
Contract Terminations (3)	-	5.1	5.1
Facility Consolidation	-	0.1	0.1
Professional Fees	0.1	10.3	10.3
Total	$ 0.1	$ 16.7	$ 16.7
	=============	=============	=============

(1) Cumulative amount incurred for restructuring period to-date (36 months).
(2) Aggregate amount expected to be incurred during entire restructuring.
(3) Included costs related to the termination of bank loans.

(18)  401(K) Plan

      We have a defined contribution plan (the "401(k) plan"). Employees who have completed three months of service are eligible to participate. Effective January 1, 2004, the 401(k) plan allows for a discretionary employer match of contributions made by participants for any participants employed on the last day of the year. We may make matching contributions under this plan of 25 cents on the dollar up to 3% of the participant's compensation. Employer contributions for the 2004 plan were approximately $0.6 million in 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

     The following tables reflect unaudited quarterly financial data for fiscal years 2005 and 2004 (in thousands, except per share data):

For the Year
Ended
December 31, 2005 (1)
	Fourth	Third	Second	First
	Quarte	Quarter	Quarter	Quarter	Total

Total net revenues	$ 245,944	$ 216,267	$ 213,631	$ 206,267	$ 882,109
	========	========	=========	=========	==========
Income (loss) from continuing
operations (2)	$ 3,579	$ (937)	$ 1,785	$ (1,590)	$ 2,837

Gain on discontinued
operations	$ 8,087	$ 8,271	$ 5,145	$ 421	$ 21,924

Net income (loss)	$ 11,666	$ 7,334	$ 6,930	$ (1,169)	$ 24,761
	========	========	=========	=========	==========

Basic and diluted earnings per
common and common equivalent
share:
Income (loss) from continuing
operations	$ 0.20	$ (0.06)	$ 0.12	$ (0.10)	$ 0.18
Gain on discontinued
operations	0.45	0.54	0.33	0.02	1.37
Net income (loss)	$ 0.65	$ 0.48	$ 0.45	$ (0.08)	$ 1.55
	========	========	=========	=========	==========
Weighted average number of
common and common equivalent
shares outstanding:
Basic and diluted	17,957	15,365	15,351	15,320	16,003
Diluted	18,054	15,365	15,352	15,320	16,019
	========	========	=========	=========	==========

1

For the Year
Ended
December 31, 2004 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$ 204,633	$ 200,897	$ 203,965	$ 203,795	$ 813,290
	=========	=========	=========	=========	========
Income (loss) from continuing
operations (3)	$ 5,480	$ (3,248)	$ 11,245	$ (3,569)	$ 9,908

Loss on discontinued
operations	$ (9,891)	$ (7,843)	$ (3,945)	$ (6,856)	$ (28,535)

Net (loss) income	$ (4,411)	$ (11,091)	$ 7,300	$ (10,425)	$ (18,627)
	=========	=========	=========	=========	========

Basic earnings per common and
common equivalent share:
Income (loss) from continuing
operations	$ 0.36	$ (0.21)	$ 0.74	$ (0.29)	$ 0.69
Loss on discontinued operations	(0.65)	(0.52)	(0.26)	(0.57)	(1.98)
Net (loss) income	$ (0.29)	$ (0.73)	$ 0.48	$ (0.86)	$ (1.29)
	=========	=========	=========	=========	========
Diluted earnings per common and
common equivalent share:
Income (loss) before discontinued
operations	$ 0.36	$ (0.21)	$ 0.74	$ (0.29)	$ 0.68
Loss on discontinued operations	(0.65)	(0.52)	(0.26)	(0.57)	(1.96)
Net (loss) income	$ (0.29)	$ (0.73)	$ 0.48	$ (0.86)	$ (1.28)
	=========	=========	=========	=========	========
Weighted average number of
common and common equivalent
shares outstanding:
Basic	15,275	15,275	15,142	12,113	14,456
Diluted	15,335	15,275	15,206	12,113	14,548
	=========	=========	=========	=========	========

(1)

In accordance with SFAS No. 144, we have reclassified all activity related to the operations of divested entities for the years ended December 31, 2005, 2004 and 2003 to discontinued operations.  Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and (loss) gain on discontinued operations will not reflect the amounts filed previously in our Forms 10-Q with the SEC.  However, net income remains the same.

(2)	We recorded a loss on asset impairment of $0.4 million, restructuring costs of $0.1 million, loss on sale of assets of $0.4 million and loss on extinguishment of debt of $0.4 million.

(3)	We recorded a loss on asset impairment of $1.0 million, restructuring costs of $2.0 million, loss on sale of assets of $1.5 million and gain on extinguishment of debt of $3.4 million.

2

                                                                                                                             SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Additions			Balance at
	Beginning	Costs and	Charged to		Deductions	End of
Description	of Period	Expenses(1)	Other Accounts		Other (3)	Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$ 40,293	$ 5,009	$ -		$ (15,918)	$ 29,384
	=========	========	===========		========	=========
Other receivable reserve	$ 5,739	$ -	$ -		$ (2,830)	$ 2,909
	=========	========	===========		========	=========

Year ended December 31, 2004:
Allowance for doubtful accounts	$ 67,108	$ 11,901	$ -		$ (38,716)	$ 40,293
	=========	========	===========		========	=========
Other receivable reserve (4)	$ 7,245	$ -	$ 4,685		$ (6,191)	$ 5,739
	=========	========	===========		========	=========

Year ended December 31, 2003:
Allowance for doubtful accounts	$ 45,905	$ 18,114	$ 23,675	(2)	$ (20,586)	$ 67,108
	=========	========	===========		========	=========
Other receivable reserve (4)	$ 6,419	$ 959	$ -		$ (133)	$ 7,245	(2)
	=========	========	===========		========	=========

(1)

Charges included in provision for losses on accounts receivable, of which $652, $6,578 and $9,795, respectively, for the years ended December 31, 2005, 2004 and 2003, relate to discontinued operations.

(2)	Provision for facilities included in discontinued operations recorded in loss on disposal of discontinued operations.

(3)	Column D primarily represents write offs and recoveries on divested receivables that have been fully reserved.

(4)	Includes reserves on long-term notes receivable of $148 and $6,509 as of December 31, 2004 and 2003.

3