Form 10-Q
period 2006-03-31
SUN HEALTHCARE GROUP INC
filed 2006-05-04
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

     As of May 1, 2006, there were 31,265,888 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of March 31, 2006 (unaudited)
	As of December 31, 2005

	Consolidated Statements of Operations	5
	For the three months ended March 31, 2006 and 2005 (unaudited)

	Consolidated Statements of Cash Flows	6
	For the three months ended March 31, 2006 and 2005 (unaudited)

	Notes to the Consolidated Financial Statements	7-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 6.	Exhibits	36

Signature		37

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

 Information provided in this Quarterly Report on Form 10-Q (this "10-Q") contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act").  All statements regarding our expected future financial position, results of operations, cash flows (including our ability to continue to generate positive cash flows from operations), indebtedness, lease obligations and liquidity, financing plans, business strategies (including strategies to address declining margins in our rehabilitation therapy business), budgets, estimates of critical accounting policies, projected costs and capital expenditures, competitive position, growth opportunities, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs and the impact of regulatory initiatives that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

 We caution investors that any forward-looking statements made by us are not guarantees of future performance.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors described in our 2005 Annual Report on Form 10-K (see "Item 1A - Risk Factors") and other factors that are unknown to us or may be beyond our control.  Such risks should be carefully considered before any investment is made in our securities.  Given these risks and other uncertainties, we can give no assurances that any of the events or circumstances described in our forward-looking statements will in fact transpire, or that the impact of such events or circumstances will be material to our business and financial condition.  Therefore undue reliance should not be placed on such forward-looking statements.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 16,694	$ 16,641
Accounts receivable, net of allowance for doubtful accounts of $23,355 and $29,384 at March 31, 2006 and December 31, 2005	133,028	123,639
Inventories, net	5,069	5,055
Other receivables, net of allowance of $2,339 and $2,909 at March 31, 2006 and December 31, 2005	5,636	2,429
Assets held for sale	1,896	1,897
Restricted cash	29,993	25,142
Prepaid expenses	12,846	6,414

Total current assets	205,162	181,217

Property and equipment, net of accumulated depreciation of $79,029 and $75,999 at March 31, 2006 and December 31, 2005	188,037	187,734
Intangible assets, net of accumulated amortization of $7,441 and $8,262 at March 31, 2006 and December 31, 2005	17,880	19,335
Goodwill	82,188	81,265
Restricted cash, non-current	30,547	35,517
Other assets, net	7,319	7,238

Total assets	$ 531,133	$ 512,306
	==========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$ 46,820	$ 45,115
Accrued compensation and benefits	42,469	42,393
Accrued self-insurance obligations, current portion	39,756	37,238
Income taxes payable	12,349	10,493
Other accrued liabilities	46,386	45,947
Current portion of long-term debt:
Company obligations	18,089	21,237
Clipper partnerships	34,167	34,415
Capital leases, current	11,204	11,204

Total current liabilities	251,240	248,042

Accrued self-insurance obligations, net of current portion	110,839	109,953
Long-term debt, net of current portion:
Company obligations	128,565	115,094
Clipper partnerships	15,761	15,829
Unfavorable lease obligations, net of accumulated amortization of $11,618 and $11,166 at March 31, 2006 and December 31, 2005	11,002	11,454
Other long-term liabilities	12,469	14,829

Total liabilities	529,876	515,201

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of March 31, 2006 and December 31, 2005	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 31,254,664 shares issued and 31,244,482 shares outstanding as of March 31, 2006 and 31,143,728 shares issued and 31,133,546 shares outstanding as of December 31, 2005	313	311
Additional paid-in capital	430,784	428,383
Accumulated deficit	(429,749)	(431,498)
	1,348	(2,804)
Less:
Common stock held in treasury, at cost, 10,182 shares as of March 31, 2006 and December 31, 2005	(91)	(91)
Total stockholders' equity (deficit)	1,257	(2,895)
Total liabilities and stockholders' equity (deficit)	$ 531,133	$ 512,306
	=========	=========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
	(unaudited)	(Note 1 - unaudited)

Total net revenues	$ 287,014	$ 206,266
Costs and expenses:
Operating salaries and benefits	164,886	123,839
Self-insurance for workers' compensation and general and professional liability insurance	13,695	9,496
Operating administrative expenses	8,172	5,796
Other operating costs	64,021	41,470
Facility rent expense	13,486	9,723
General and administrative expenses	11,647	11,833
Depreciation and amortization	3,249	2,118
Provision for losses on accounts receivable	1,948	582
Interest, net	4,415	2,657
Loss on asset impairment	-	361
Restructuring costs, net	-	70
Loss on sale of assets, net	13	306
Loss on extinguishment of debt, net	-	408
Total costs and expenses	285,532	208,659

Income (loss) before income taxes and discontinued operations	1,482	(2,393)
Income tax benefit	(512)	(804)
Income (loss) from continuing operations	1,994	(1,589)

Discontinued operations:
Loss from discontinued operations, net	(179)	(604)
(Loss) gain on disposal of discontinued operations, net	(66)	1,025
(Loss) income on discontinued operations, net	(245)	421

Net income (loss)	$ 1,749	$ (1,168)
	==========	===========
Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$ 0.06	$ (0.10)
Income on discontinued operations	-	0.02
Net income (loss)	$ 0.06	$ (0.08)
	==========	===========
Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$ 0.06	$ (0.10)
Income on discontinued operations	-	0.02
Net income (loss)	$ 0.06	$ (0.08)
	==========	===========
Weighted average number of common and common equivalent shares outstanding:
Basic	31,174	15,320
Diluted	31,249	15,320

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the
	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$ 1,749	$ (1,168)
Adjustments to reconcile net income (loss) to net cash used for operating activities, including discontinued operations:
Depreciation	1,613	1,067
Amortization	1,636	1,066
Amortization of favorable and unfavorable lease intangibles	(379)	(508)
Provision for losses on accounts receivable	1,948	650
Loss (gain) on disposal of discontinued operations, net	66	(1,025)
Loss on sale of assets	13	306
Loss on asset impairment	-	361
Loss on extinguishment of debt, net	-	408
Restricted stock and stock option compensation	544	232
Other, net	25	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(11,318)	(2,208)
Inventories, net	(14)	16
Other receivables, net	(3,186)	1,978
Restricted cash	119	497
Prepaids and other assets	(6,167)	(1,950)
Accounts payable	1,705	(3,209)
Accrued compensation and benefits	67	(1,103)
Accrued self-insurance obligations	3,404	(9,247)
Income taxes payable	1,856	222
Other accrued liabilities	(800)	(2,218)
Other long-term liabilities	-	(405)
Net cash used for operating activities	(7,119)	(16,215)

Cash flows from investing activities:
Capital expenditures, net	(3,333)	(3,572)
Proceeds from sale of assets held for sale	-	766
Acquisitions, net	(236)	-
Repayment of long-term notes receivable	-	237
Proceeds from sale/leaseback	838	-
Net cash used for investing activities	(2,731)	(2,569)

Cash flows from financing activities:
Net borrowings under Revolving Loan Agreement	17,720	17,021
Long-term debt repayments	(7,694)	(3,305)
Distribution of partnership equity	(123)	(302)
Net cash provided by financing activities	9,903	13,414

Net increase (decrease) in cash and cash equivalents	53	(5,370)
Cash and cash equivalents at beginning of period	16,641	22,596
Cash and cash equivalents at end of period	$ 16,694	$ 17,226
	===========	===========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

 (1)  Nature of Business

      References throughout this document to the Company include Sun Healthcare Group, Inc. and our direct and indirect consolidated subsidiaries. As of July 1, 2004, as a result of our application of the Financial Accounting Standards Board's ("FASB") Revised Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN No. 46(R)"), our financial statements also include nine entities (collectively known as "Clipper"), in which we own less than 12 percent of the voting interests. See "Note 7 - Variable Interest Entities" for additional information concerning FIN No. 46(R). In this document, the words, "we," "our," "ours," and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

     We are a provider of long-term, subacute and related specialty healthcare in the United States.  We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  Inpatient services represent the most significant portion of our business.  We operated 158 long-term care facilities, inclusive of 10 facilities under a management contract, in 19 states as of March 31, 2006.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at March 31, 2006, the consolidated results of our operations and cash flows for the three-month periods ended March 31, 2006 and 2005, respectively.  We believe that all adjustments are of a normal and recurring nature. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K"). The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Reclassification

     We have reclassified the results of operations of subsequent divestitures for all periods presented to discontinued operations within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

(2)  Acquisitions

     In December 2005, we completed the purchase of Peak Medical Corporation ("Peak"), which operated or managed 56 inpatient facilities, by acquiring all of the outstanding stock of Peak in exchange for approximately nine million shares of our stock.  Peak's results of operations have been included in the consolidated financial statements since the date of acquisition.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     The total purchase price of the Peak acquisition was as follows (in thousands):

Fair value of 8.9 million shares of Common Stock issued	$ 55,538
Fair value of assumed debt obligations	95,739
Stock option costs	320
Estimated direct transaction costs	12,832
$ 164,429
===========

     Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to Peak's net tangible and intangible assets based upon their estimated fair values as of December 1, 2005. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill. The estimated fair value of our Common Stock issued was based on the $6.26 historic Sun average share price for the period of May 12 through May 16, 2005.

     The purchase price allocation for the Peak acquisition has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. We have engaged a third-party valuation firm to complete a valuation of property and equipment. Once the valuation study is completed, we will adjust the purchase price allocation to reflect the final values along with the final determination of any favorable or unfavorable lease intangibles. In addition, we are also finalizing our insurance reserves for general and professional and workers' compensation liabilities with our third party actuary. Changes in the purchase price allocation may impact deferred taxes and goodwill.

     In the first quarter of 2006, we identified $0.8 million in purchase accounting refinements, which resulted in an increase to goodwill.

Other Acquisitions

     On August 29, 2005, we acquired ProCare One Nurses, LLC ("ProCare"), a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets represented goodwill, was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

     In April 2005, we acquired the healthcare staffing operations of SingleSource Staffing and Goddard Healthcare Consulting, Inc. for a combined purchase price of $2.4 million, all of which was allocated to goodwill.

 (3)  Loan Agreements

     In December 2005, we entered into an Amended and Restated Loan and Security Agreement (the "Revolving Loan Agreement") with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100.0 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75% (which percentage is subject to adjustment after June 2, 2006 based on our fixed charge coverage ratio) plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of March 31, 2006 was $95.2 million, net of specified reserves of $4.1 million. As of March 31, 2006, we had $27.9 million in borrowings outstanding and we had issued $13.0 million in letters of credit, leaving $54.3 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement. As of March 31, 2006, we were in compliance with these covenants.

(4)  Long-Term Debt and Capital Lease Obligation

     Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2006	December 31, 2005

Revolving loan agreement	$ 27,862	$ 10,141
Mortgage notes payable due at various dates through 2037, interest at rates from 5.5% to 10.7%, collateralized by various facilities (1)(2)	156,703	158,874
Capital lease(3)	11,204	11,204
Industrial revenue bonds	6,130	6,360
Other long-term debt	5,887	11,200
Total long-term debt(1)	207,786	197,779
Less amounts due within one year	(63,460)	(66,856)
Long-term debt, net of current portion	$ 144,326	$ 130,923
	============	===========
(1)	Includes fair value premium of $0.4 million related to the Peak acquisition (see "Note 2 - Acquisitions").
(2)	Includes $49.9 million and $50.2 million related to the consolidation of Clipper as of March 31, 2006 and December 31, 2005, respectively (see "Note 7 - Variable Interest Entities").
(3)	We expect to convert the capital lease to an operating lease during 2006, and no principal payment is anticipated.

     The scheduled or expected maturities of long-term debt, excluding premiums, as of March 31, 2006, were as follows (in thousands):

2007	$ 63,460
2008	21,095
2009	23,581
2010	31,252
2011	23,354
Thereafter	44,642
Total	$ 207,384
==========

      Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  $34,167, $280, $297, $314, $333, and $14,537 for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.  (See "Note 7 - Variable Interest Entities.")

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

     Inpatient Services: During the first quarter of 2005, we divested one skilled nursing facility.

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

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Of the $15.0 million, $7.7 million of the hold back was received during September 2005. Payment of the remainder of the hold back is pending the completion of a net asset adjustment reconciliation satisfactory to both parties to the transaction. The reconciliation, which is not directly related to the hold back consideration, and for which provision has previously been made, is expected to be completed during 2006.

     Other Operations: On December 31, 2004, we closed our comprehensive outpatient rehabilitation facilities in Colorado.

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

For the
Three Months Ended
March 31, 2006
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Total

Net operating revenues	$ -	$ -	$ -	$ -
	========	========	========	========

Loss from discontinued operations, net	$ (86)	$ -	$ (93)	$ (179)

Loss on disposal of discontinued operations, net	(52)	(8)	(6)	(66)

Loss on discontinued operations, net	$ (138)	$ (8)	$ (99)	$ (245)
	========	========	========	========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

For the
Three Months Ended
March 31, 2005

	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Other	Total

Net operating revenues	$ 1,500	$ -	$ 917	$ -	$ 2,417
	========	========	========	========	========

Loss from discontinued operations, net	$ (367)	$ -	$ (201)	$ (36)	$ (604)

Gain (loss) on disposal of discontinued operations, net	130	(21)	925	(9)	1,025

(Loss) income on discontinued operations, net	$ (237)	$ (21)	$ 724	$ (45)	$ 421
	========	========	========	========	========

(6)  Assets Held for Sale

     As of March 31, 2006 and December 31, 2005, assets held for sale consisted of two undeveloped parcels of land valued at $1.9 million (classified in our Corporate segment in our consolidated financial statements), which we expect to sell during 2006.

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

     We currently own less than 12% of the voting interest in nine entities (collectively known as "Clipper"), each of which own one facility that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its facilities. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  On March 31, 2006, we exercised the second option for a purchase price of $0.4 million, and we have paid an aggregate option purchase price for the two option exercises of $0.5 million through March 31, 2006.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

     We have concluded that Clipper is a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $9.4 million of the option value in other long-term liabilities in our consolidated balance sheet.  The remaining $0.4 million is recorded as current in other accrued liabilities in our consolidated balance sheet.  We have not recorded any minority interest associated with the 88.5% interest in which we do not own since the net equity of the Clipper entities was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $0.9 million for each of the three months ended March 31, 2006 and 2005, respectively, and included $49.9 million and $50.2 million of mortgage debt of Clipper in our consolidated balance sheet as of March 31, 2006 and December 31, 2005, respectively, although we own less than 12% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     Our consolidated assets and liabilities and stockholders' equity (deficit) reflect the value of the assets and liabilities of Clipper, which equaled $61.1 million and $62.4 million, respectively, as of March 31, 2006 and December 31, 2005.  Upon consolidation, we eliminated our investment in Clipper. The following provides a summary of the balance sheet impact of Clipper upon consolidation as of March 31, 2006 and December 31, 2005 (amounts in thousands and reported before elimination):

	March 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$ 400	$ 708
Other receivables	250	250
Restricted cash, current	1,085	1,021
Prepaids and other assets	60	131
Total current assets	1,795	2,110

Property and equipment, net:
Land	6,171	6,171
Land improvements	37	38
Buildings	35,729	36,335
Building improvements	2,549	2,223
Equipment	104	89
Construction-in-process	359	165
Total property and equipment, net	44,949	45,021

Favorable lease intangibles, net	9,483	9,982
Intercompany	4,836	5,240

Total assets	$ 61,063	$ 62,353
	==========	==========
Current liabilities:
Mortgages, current	$ 34,167	$ 34,415
Other accrued liabilities	584	551
Total current liabilities	34,751	34,966

Mortgages, net of current	15,761	15,829
Other long-term liabilities	15,978	16,421
Total long-term liabilities	31,739	32,250

Total liabilities	66,490	67,216

Stockholders' deficit:
Accumulated deficit	(5,427)	(4,863)

Total liabilities and stockholders' deficit	$ 61,063	$ 62,353
	==========	==========

     For the three months ended March 31, 2006, the consolidation of Clipper included a net loss of $0.4 million comprised of a $1.0 million charge to interest expense, and a $0.3 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense. For the three months ended March 31, 2005, the consolidation of Clipper included a net loss of $0.9 million comprised of a $1.1 million charge to interest expense, a $0.3 million charge to depreciation expense, and a $0.4 million loss on extinguishment of debt, partially offset by a $0.9 million credit to rent expense.

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts.  The programs had the following self-insured retentions:  (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, 2005 and 2006, $10.0 million per claim with a single $5.0 million excess layer that attaches at $5.0 million of liability, available for claims made in 2004, 2005 and 2006.  An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. We have recorded reserves of $88.7 million and $86.5 million, as of March 31, 2006 and December 31, 2005, respectively. Provisions for such risks were $7.8 million and $5.4 million for the three months ended March 31, 2006 and 2005, respectively, of which $0.1 million for the three months ended March 31, 2005, was related to divested skilled nursing facilities and included in discontinued operations.  At March 31, 2006 and December 31, 2005, we had $4.9 million and $3.6 million, respectively, in pre-funded amounts, classified in current assets, restricted for payment of general and professional liability claims in a revocable trust account. The paid claims for the three months ended March 31, 2006 and 2005 were $5.7 million and $5.5 million, respectively.

     The majority of our workers' compensation risks are insured through insurance policies with third parties.  Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years.  Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. The provision for such risks, which includes accruals for insurance premiums and claims costs, for the three months ended March 31, 2006 and 2005 was $5.9 million and $4.2 million, respectively, of which $0.1 million for the three months ended March 31, 2005, was related to divested skilled nursing facilities and included in discontinued operations.

     The provision for loss for insurance risks was as indicated (in thousands):

For the Three Months Ended
	March 31, 2006	March 31, 2005

Professional Liability:
Continuing operations	$ 7,779	$ 5,302
Discontinued operations	-	120
	$ 7,779	$ 5,422
	===========	==========
Workers' Compensation:
Continuing operations	$ 5,916	$ 4,194
Discontinued operations	-	55
	$ 5,916	$ 4,249
	===========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     A summary of the assets and liabilities related to insurance risks at March 31, 2006 and December 31, 2005 were as indicated (in thousands):

	March 31, 2006			|	December 31, 2005
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$ 4,891	$ 16,469	$ 21,360	|	$ 3,626	$ 13,427	$ 17,053
Non-current	-	27,090	27,090	|	-	32,076	32,076
Total	$ 4,891	$ 43,559	$ 48,450	|	$ 3,626	$ 45,503	$ 49,129
	==========	==========	==========	|	==========	==========	==========

Liabilities (2):				|
Self-insurance				|
liabilities				|
Current	$ 19,100	$ 16,468	$ 35,568	|	$ 19,180	$ 13,427	$ 32,607
Non-current	69,566	41,273	110,839	|	67,274	42,679	109,953
Total	$ 88,666	$ 57,741	$ 146,407	|	$ 86,454	$ 56,106	$ 142,560
	==========	===========	==========	|	==========	===========	==========

(1)

Total restricted cash excluded $12,090 and $11,530 at March 31, 2006 and December 31, 2005, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $4,188 and $4,631 at March 31, 2006 and December 31, 2005, respectively, related to our health insurance liabilities.

(9)  Capital Stock

(a)  Common Stock

     As of March 31, 2006, we had issued 31,254,664 shares, inclusive of 10,182 treasury shares.  The shares issued included (i) 9,998,142 shares in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization in 2002, (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, and (vi) 299,400 in stock awards to our employees and directors.

(b)  Warrants

      In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87.  The warrants have an exercise period of five years.

(c)  Equity Incentive Plans

      Our 2004 Equity Incentive Plan (the "2004 Plan") allows for the issuance of up to 2.1 million shares of our common stock. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.  Share awards generally vest over four years and no dividends are paid on unexercised options.  Restricted stock awards are outright stock grants.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).  Pursuant to the 2004 Plan, as of March 31, 2006, our employees and directors held options to purchase 1,219,617 shares of common stock, 22,840 shares of unvested restricted common stock, and 299,795 unvested restricted

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

stock units. Through March 31, 2006, we have issued 242,768 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options. As of March 31, 2006, 22,840 shares of restricted common stock valued at $11.25 per share were held by our executive officers and key employees.

     As of March 31, 2006, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

     Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the "Peak Plan").  As of March 31, 2006, our employees held options to purchase 77,581 shares of common stock under the Peak Plan, and 23,610 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

     Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").  Under APB No. 25, stock options granted at market required no recognition of compensation cost and a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123: (in thousands, except per share amounts):

For the Three Months Ended March 31, 2005
Net loss as reported(1)	$ (1,168)
Stock option compensation expense, net of $0 tax	(608)
Pro forma net loss	$ (1,776)
==========
Net loss per share:
Basic and diluted:
Net loss as reported	$ (0.8)
Stock option compensation expense, net of $0 tax	(0.04)
Pro forma net loss	$ (0.12)
==========

(1)	Includes total charges to our consolidated statements of income related to restricted stock grants of $0.3 million for the three months ended March 31, 2005.

     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  We adopted SFAS No. 123(R) using the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and for all awards granted to employees prior to the effective date that remain unvested on the effective date.  Results for prior periods have not been restated.

      The adoption of SFAS No. 123(R) reduced income before income taxes and discontinued operations, and net income for the three months ended March 31, 2006, by $0.2 million.  Basic and diluted earnings per share of $0.06 for the three months ended March 31, 2006 were not impacted by the adoption of SFAS No. 123(R).  Pursuant to SFAS No. 123(R), the cash flows resulting from the tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) should be classified as financing cash flows.  However, since we have a net operating loss carryforward that is increased by any excess tax benefit, then the tax benefit is not recognized until the deduction actually reduces current taxes payable. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was $1.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.76 years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

      A summary of option activity under the 2004 Plan, the Director Plan, and the Peak Plan and changes for the three months ended March 31, 2006 are presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,383	$ 7.03
Granted	24	6.81
Exercised	(43)	4.86
Forfeited or expired	(47)	7.12
Outstanding at March 31, 2006	1,317	$ 7.91	6 years	$ (581)
	=======	=======	=======	=======
Exercisable at March 31, 2006	565	$ 7.01	5 years	$ (384)
	=======	=======	=======	=======

     We also grant restricted stock awards to certain employees.  Under APB No. 25, we recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost.  SFAS No. 123(R) prohibits this "gross-up" of stockholders' equity.  As a result, we have reclassified the unearned compensation balance into equity for all periods presented and upon the effective date of the adoption of SFAS No. 123, compensation cost is recognized over the requisite service period with an offsetting credit to equity and the full fair value of the share-based payment is not recognized until the instrument is vested.  A summary of restricted stock activity with our share-based compensation plans and changes for the three months ended March 31, 2006, is as follows:

Nonvested Shares	Shares (000)	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	370	$ 9.17
Granted	12	$ 6.92
Vested	(44)	$ 22.19
Forfeited	(6)	$ 7.28
Nonvested at March 31, 2006	332	$ 7.45
	=======

     The total fair value of restricted shares vested during the three months ended March 31, 2006 and 2005 was each $0.3 million.

     Pursuant to FAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our stock.  The expected term of options granted is derived using a temporary "shortcut approach" of our "plain vanilla" employee stock options.  Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $2.13 and $2.98, respectively.

Expected volatility	30.42% - 73.45%
Weighted-average volatility	40.23%
Expected term (in years)	4.75
Risk-free rate	3.02% - 4.66%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

(10)  Earnings per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the three months ended March 31, 2006, include all the common shares that are presently outstanding, common shares to be issued once the prepetition claims are finalized, and the common shares issued as common stock awards.  See "Note 9 - Capital Stock."

      The diluted calculation of income (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. However, in periods of losses from continuing operations, diluted net income (loss) per share is based upon the weighted average number of common shares outstanding.

 (11)  Income Taxes

      The provision for income taxes was based upon our estimate of taxable income or loss for each respective accounting period.  We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  We also recognized as deferred tax assets the future tax benefits from net operating loss ("NOL") and tax credit carryforwards.  A valuation allowance was provided for deferred tax assets as it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

      The current benefit for income taxes of $0.5 million for the three months ended March 31, 2006 consists of $1.2 million of IRS refunds received due to NOL carrybacks and $0.7 million of provision for federal and state income taxes based on operations for this period.  The current benefit for income taxes of $0.8 million for the three months ended March 31, 2005 consisted of $0.9 million of IRS refunds received due to NOL carrybacks and $0.1 million of estimated state income tax liability for that period.  The estimated state income tax liability for the March 31, 2005 period resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings.  No overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes since the realization of NOL carryforwards is uncertain.

     When we emerged from bankruptcy in 2002, we realized a gain on the extinguishment of debt.  This gain was not taxable pursuant to Section 108 of the Internal Revenue Code; however, we were required to reduce certain tax attributes, including (a) NOL and capital loss carryforwards, (b) certain tax credits, and (c) tax bases in assets, in an amount equal to such gain on extinguishment.

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

     Our reorganization under the Bankruptcy Code effective in 2002 constituted an ownership change under Section 382 of the Internal Revenue Code.  The issuance of our common stock in connection with the acquisition of Peak in 2005 resulted in a second ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this second ownership change, estimated to be between $5.5 million and $7.0 million, is more restrictive than the Section 382 limitation resulting from our ownership change upon emergence from bankruptcy.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this new limitation and the respective carryforward periods for these tax attributes.

     The Peak acquisition resulted in an ownership change for Peak as well.  Peak's NOL and tax credit carryforwards are subject to a separate Section 382 limitation based on its value on the date of the acquisition.  However, no reduction in Peak's NOL or tax credit carryforwards was required.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     After considering the reduction in tax attributes resulting from the exclusion of the gain on the extinguishment of debt as well as the preliminary calculation of the Section 382 limitation resulting from the second ownership change, we have Federal NOL carryforwards of approximately $84.0 million with expiration dates from 2006 through 2026.  Various subsidiaries have state NOL carryforwards totaling approximately $47.0 million with expiration dates through the year 2026.  We expect to finalize the calculation of the Section 382 limitation resulting from the Peak acquisition during 2006.

     Our application of the rules under Section 382 and Section 108 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to the date of the Peak acquisition.

(12)  Other Events

(a)  Litigation

     We are a party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

      We entered into a Corporate Integrity Agreement (the "CIA") with the Office of Inspector General of the U.S. Department of Health and Human Services in July 2001 and it became effective on February 28, 2002.  We implemented further internal controls with respect to our quality of care standards and Medicare and Medicaid billing, reporting and claims submission processes and engaged an independent third party to act as quality monitor and Independent Review Organization under the CIA.   A breach of the CIA could subject us to substantial monetary penalties and exclusion from participation in Medicare and Medicaid programs.  Any such sanctions could have a material adverse effect on our financial position, results of operations, and cash flows.  We believe that we are in compliance with the terms and provisions of the CIA.

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

 Inpatient Services:  This segment provides, through SunBridge Healthcare Corporation and its subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.  At March 31, 2006, we operated 158 long-term care facilities (consisting of 134 skilled nursing facilities (10 of which are under a management contract), 14 assisted and independent living facilities, seven mental health facilities, and three specialty acute care hospitals) with 16,825 licensed beds as compared with 103 long-term care facilities (consisting of 86 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,599 licensed beds at March 31, 2005.

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing, assisted living and independent living facilities.  At March 31, 2006, this segment provided services to 439 facilities, 346 nonaffiliated and 93 affiliated, as compared to 407 facilities, of which 317 were nonaffiliated and 90 were affiliated at March 31, 2005.  We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

Medical Staffing Services:  As of March 31, 2006, this segment derived 63% of its revenues from hospitals and other providers, 20% from skilled nursing facilities, 10% from schools and 7% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of March 31, 2006, this segment had 25 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and two division offices, which specialize in the placement of temporary traveling therapists and two division offices specializing in permanent placement of healthcare professionals.

Home Health Services:  As of March 31, 2006, this segment provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio, and also operated two licensed home infusion pharmacies in California.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
March 31, 2006			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$220,779	$25,758	$21,318	$15,467	$3,689	$3	$-	$287,014	$-

Intersegment revenues	-	9,385	129	-	59	-	(9,573)	-	-

Total revenues	220,779	35,143	21,447	15,467	3,748	3	(9,573)	287,014	-

Operating salaries and benefits	106,650	26,552	17,525	11,902	2,257	-	-	164,886	39

Self insurance for workers'
compensation and general and
professional liability insurance	12,326	462	294	383	135	95	-	13,695	-

Other operating costs	63,704	5,839	1,176	1,762	1,113	-	(9,573)	64,021	115

General and administrative expenses	4,310	2,667	895	217	83	11,647	-	19,819	4

Provision (adjustment) for losses on
accounts receivable	1,470	(26)	148	262	94	-	-	1.948	(1)

Segment operating income (loss)	$32,319	$(351)	$1,409	$941	$66	$(11,739)	$-	$22,645	$(157)

Facility rent expense	12,608	107	214	479	78	-	-	13,486	19

Depreciation and amortization	2,250	94	187	242	74	402	-	3,249	-

Interest, net	3,479	(6)	36	2	-	904	-	4,415	3

Net segment income (loss)	$13,982	$(546)	$972	$218	$(86)	$(13,045)	$-	$1,495	$(179)
	=========	==========	==========	==========	==========	=========	===========	==========	==========

Identifiable segment assets	$382,028	$19,995	$35,257	$13,146	$2,546	$597,912	$(520,989)	$529,895	$2,447

Segment capital expenditures	$2,592	$61	$127	$165	$37	$351	$-	$3,333	$-

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

As of and for the
Three Months Ended
March 31, 2005			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$148,810	$23,977	$14,868	$14,811	$3,794	$6	$-	$206,266	$2,417

Intersegment revenues	1	8,843	170	-	48	-	(9,062)	-	-

Total revenues	148,811	32,820	15,038	14,811	3,842	6	(9,062)	206,266	2,417

Operating salaries and benefits	74,885	23,279	12,212	11,193	2,270	-	-	123,839	1,654

Self insurance for workers'
compensation and general and
professional liability insurance	8,275	426	216	381	118	80	-	9,496	175

Other operating costs (1)	41,850	5,453	804	1,743	1,090	-	(9,062)	41,878	1,029

General and administrative expenses	3,125	1,846	562	263	-	11,833	-	17,629	7

Provision (adjustment) for losses on
accounts receivable	603	(266)	52	34	159	-	-	582	67

Segment operating income (loss)	$20,073	$2,082	$1,192	$1,197	$205	$(11,907)	$-	$12,842	$(515)

Facility rent expense	8,906	126	170	447	74	-	-	9,723	78

Depreciation and amortization	1,466	54	48	193	136	221	-	2,118	14

Interest, net	1,864	(78)	1	3	-	867	-	2,657	(3)

Net segment income (loss)	$7,837	$1,980	$973	$554	$(5)	$(12,995)	$-	$(1,656)	$(604)
	=========	===========	==========	==========	==========	=========	===========	==========	==========

Identifiable segment assets	$182,138	$25,609	$11,287	$11,688	$3,194	$441,412	$(366,325)	$309,003	$2,735

Segment capital expenditures	$1,944	$80	$47	$90	$34	$1,361	$-	$3,556	$16

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Measurement of Segment Income

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 3 of Notes to Consolidated Financial Statements included in our 2005 10-K).  We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following table reconciles net segment income (loss) to consolidated income (loss) before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Net segment income (loss)	$ 1,495	$ (1,656)
Loss on asset impairment	-	(361)
Restructuring costs	-	(70)
Loss on sale of assets, net	(13)	(306)
Income (loss) before income taxes and discontinued operations	$ 1,482	$ (2,393)
	=============	=============

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a nationwide provider of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 134 skilled nursing facilities (10 of which are under a management contract), 14 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals with 16,825 licensed beds located in 19 states as of March 31, 2006. We also provide rehabilitation therapy services, temporary medical staffing services, home health services to adult and pediatric patients, and medical laboratory and radiology services to skilled nursing facilities.

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

Revenues from Medicare, Medicaid and Other Sources

Revenue Sources

     We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and long-term care facilities that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as therapy services and home health services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the Three Months Ended
Consolidated:	March 31, 2006		March 31, 2005
Sources of Revenues
Medicaid	$105,568	36.8%	$ 72,766	35.3%
Medicare	80,517	28.1	58,395	28.3
Private pay and other	100,929	35.1	75,105	36.4
Total	$287,014	100.0%	$206,266	100.0%
	======	======	======	=====
	For the Three Months Ended
Inpatient Only:	March 31, 2006		March 31, 2005
Sources of Revenues
Medicaid	$102,289	46.3%	$ 69,574	46.8%
Medicare	68,604	31.1	46,086	31.0
Private pay and other	49,886	22.6	33,150	22.2
Total	$220,779	100.0%	$148,810	100.0%
	======	======	======	=====

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medicare

     Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled and those having end-stage renal disease. Medicare includes four related health insurance programs: (i) inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services ("Part A"); (ii) physicians' services, outpatient services and certain items and services provided by medical suppliers ("Part B"); (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare Advantage"); and (iv) a new Medicare Part D ("Part D") benefit that became effective on January 1, 2006 covering prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services), carriers (for Part B) and providers of prescription drug plans and Medicare Advantage plans (for Part D) under the direction of Centers for Medicaid and Medicare Services ("CMS").

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

	SNF	Hospital
2006	$ 337.30	$ 1,222.41
2005	$ 321.17	$ 1,016.19

     The following changes have been implemented, are scheduled to be implemented, or are proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement and, as a result, our revenues and earnings.

Skilled nursing facilities

-

CMS issued a 3.1% market basket increase effective with the 2006 Federal fiscal year beginning October 1, 2005, which when taken into consideration with a revision to the rates paid to nursing homes depending upon their geographic location that  is being  phased-in over a two-year period (October 1, 2005 to September 30, 2007), results in a net 2.6% increase. We estimate our Medicare revenues increased approximately $1.3 million ($8.40 per Medicare patient day) for the three months ended March 31, 2006 as a result of these changes.

-

Effective January 1, 2006, the remaining two temporary add-on payments expired, the number of RUG categories increased by nine from 44 to 53, and  the nursing case-mix weight increased for all 53 RUG categories by 8.5%. The nine new RUG categories provide for higher reimbursement rates for treating higher acuity patients, and as a result our Medicare revenues will increase for any residents that qualify for the new RUG categories.  A higher percentage of our patients shifted into the nine new RUG categories during the three months ended March 31, 2006 than we projected, resulting in our average Medicare rate for the three months ended March 31, 2006 increasing $2.01 per Medicare patient day over our average Medicare rate for the month of December 2005.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Rehabilitation therapy

-

Effective January 1, 2006, the "therapy caps," which limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy, were implemented. However, the Deficit Reduction Act of 2005 ("DRA") that was signed into law on February 8, 2006 allowed CMS to grant exceptions, retroactive to January 1, 2006, to the therapy caps for services provided during calendar year 2006 if these services meet certain qualifications as medically necessary services, which based on our assessment, will include the majority of our patients. We cannot forecast if the exception process will continue beyond the 2006 calendar year or to the extent to which the exception process will ameliorate the total impact of the therapy caps.

-

The RUG case mix indexing that became effective on January 1, 2006 resulted in some patients of skilled nursing facilities being reclassified into lower rehabilitation RUG categories.  Our therapy payment rates are based upon the rehabilitation RUG category into which patients are classified.  As customers experienced a shift of patients into the nine new RUG categories, in certain circumstances, our pricing rate defaulted to a rate that was lower than the delivered services. We have renegotiated pricing to adjust to the new RUG case mix indexing, and we continue to monitor services delivered and reimbursement rates in all rehabilitation categories to ensure that further pricing changes will be made if needed.  We intend to terminate unprofitable contracts that we are unable to renegotiate and to reduce our overhead associated with those contracts.

Home health

-

CMS has made geographic specific adjustments to the rates paid to home health agencies for the 2006 calendar year, which we estimate will result in an approximately $0.3 million increase (0.9%) in revenues.

-

CMS had previously announced a 2.8% rate increase for the 2006 calendar year, which we estimate would have resulted in a $1.0 million increase in Medicare revenues.  However, the DRA froze the rate increase effective January 1, 2006.

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

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our SNF and hospital facilities for the three months ended March 31:

	SNF	Hospital
2006	$141.17	$899.83
2005	$135.62	$818.89

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

Private payors

     We currently receive approximately 35.1% of our revenues from commercial insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

     We believe there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the three months ended March 31, (dollars in thousands):

	2006		2005

Inpatient Services	$ 220,779	76.9%	$ 148,811	72.1%
Rehabilitation Therapy Services	35,143	12.2	32,820	15.9
Medical Staffing Services	21,447	7.5	15,038	7.3
Home Health Services	15,467	5.4	14,811	7.2
Laboratory and Radiology Services	3,748	1.3	3,842	1.9
Corporate	3	-	6	-
Intersegment Eliminations	(9,573)	(3.3)	(9,062)	(4.4)

Total net revenues	$ 287,014	100.0%	$ 206,266	100.0%
	==========	=========	=========	=======

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended March 31, (in thousands):

	2006	2005

Inpatient Services	$ -	$ 1
Rehabilitation Therapy Services	9,385	8,843
Medical Staffing Services	129	170
Laboratory and Radiology Services	59	48
Total affiliated revenue	$ 9,573	$ 9,062
	==========	==========

     The following table sets forth the amount of net segment income (loss) for the three months ended March 31, (in thousands):

	2006	2005

Inpatient Services	$ 13,982	$ 7,837
Rehabilitation Therapy Services	(546)	1,980
Medical Staffing Services	972	973
Home Health Services	218	554
Laboratory and Radiology Services	(86)	(5)
Net segment income before Corporate	14,540	11,339
Corporate	(13,045)	(12,995)

Net segment income (loss)	$ 1,495	$ (1,656)
	==========	==========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	57.4	60.2
Self-insurance for workers' compensation and general and professional liability insurance	4.8	4.6
Operating administrative expenses	2.9	2.8
Other operating costs	22.3	20.1
Facility rent expense	4.7	4.7
General and administrative expenses	4.0	5.7
Depreciation and amortization	1.2	1.0
Provision for losses on accounts receivable	0.7	0.3
Interest, net	1.5	1.3
Loss on asset impairment	-	0.2
Loss on sale of assets, net	-	0.1
Loss on extinguishment of debt, net	-	0.2

Total costs and expenses	99.5	101.2

Income (loss) before income taxes and discontinued operations	0.5	(1.2)
Income tax benefit	(0.2)	(0.4)
(Loss) income on discontinued operations	(0.1)	0.2

Net income (loss)	0.6%	(0.6)%
	==========	==========

      The following discussions of the "Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Results of Operations

     Net revenue increased $80.7 million, or 39.1%, to $287.0 million for the three months ended March 31, 2006 from $206.3 million for the three months ended March 31, 2005. We reported net income for the first quarter of 2006 of $1.7 million compared to a net loss of $1.2 million for the first quarter of 2005.

     The increase in net revenue for the 2006 period included:

-	$72.0 million of revenue in our Inpatient Services segment, comprised of:
	-	$62.8 million in revenue related to Peak's operations acquired in December 2005;
	-	$4.3 million in Medicaid revenue on a same store basis due primarily to improved rates;
	-	$3.7 million of Medicare revenue on a same store basis due to an improvement in Medicare patient mix and higher Medicare rates; and
	-	$1.2 million increase in revenues on a same store basis from commercial insurance;

-	$6.4 million of revenue in our Medical Staffing segment, comprised of:
	-	$4.0 million related to offices and services acquired in August and April 2005; and
	-	$2.3 million related to increases in billable hours and average bill rates of our existing locations;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$2.3 million in our Rehabilitation Therapy segment revenue due to an increase in nonaffiliated contracts serviced.

     The net income of $1.7 million for the 2006 period included:

-

$1.5 million of income from continuing operations primarily as a result of improved rate and mix on a same store basis for Inpatient Services, coupled with the Peak operations acquired in December 2005, which improvement was partially offset by the decline in the results from the ancillary business segments in the aggregate, primarily Rehabilitation Therapy Services (as discussed below); and

-	a $0.5 million net tax benefit resulting from federal tax refunds;

offset by

-	a $0.2 million net loss on discontinued operations, comprised primarily of residual expenses on divestitures within our Inpatient Services segment and our Laboratory and Radiology Services segment.

     The net loss of $1.2 million for the 2005 period included:

-	$1.1 million interest expense from the consolidation of Clipper;

-	a $0.4 million loss on restricted cash associated with a reduction in a cash balance held for repayment of a mortgage;

-	a $0.4 million loss on extinguishment of debt related to the refinance of a Clipper facility partnership mortgage; and

-	a $0.3 million loss on sale of assets associated with the write-down of land and building held for sale;

offset by

-	a $0.8 million net tax benefit resulting from federal tax refunds; and

-

a $0.4 million income on discontinued operations, comprised of a gain on disposal of $1.0 million that included a decrease in the provision for losses on accounts receivable of $0.9 million due to the receipt of a note payable associated with the California clinical laboratory and radiology operations, offset by a loss from discontinued operations of $0.6 million.

Segment Information

     Inpatient Services

     Net revenues increased $72.0 million, or 48.4%, to approximately $220.8 million for the quarter ended March 31, 2006 from approximately $148.8 million for the quarter ended March 31, 2005. The addition of Peak contributed $62.8 million of the increase in net revenues.  The remaining increase in net revenues on a same store basis was primarily the result of:

-	an increase of $4.3 million in Medicaid revenues due primarily to improved rates of 6.2%;

-	an increase of $1.9 million in Medicare revenues driven by a 4.5% increase in Medicare Part A rates;

-	an additional increase of $1.8 million in Medicare revenues due to an improvement in Medicare patient mix of 56 basis points to 14.4% from 13.9% of total; and

-	a $1.2 million increase in commercial insurance revenues.

      Operating salaries and benefits expenses increased $31.8 million, or 42.5% to approximately $106.7 million for the quarter ended March 31, 2006 from approximately $74.9 million for the quarter ended March 31, 2005. Approximately

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

$29.4 million of the increase was due to the addition of Peak's operations.  The remaining increase of $2.4 million was primarily due to:

-	wage increases and related benefits of $2.5 million to remain competitive in local markets;

-	an increase of $0.5 million in overtime expenses; and

offset by

-	a $0.6 million decrease in health insurance costs relative to the prior period due to high claims experience that occurred in 2005 but did not reoccur in 2006.

     Self-insurance for workers' compensation and general and professional liability insurance increased approximately $4.0 million, or 48.2%, to $12.3 million for the quarter ended March 31, 2006 as compared to $8.3 million for the quarter ended March 31, 2005.  The addition of Peak accounted for $3.8 million of the increase.  The remaining increase was primarily due to increased administrative and professional fees to administer the patient care liability program.

     Other operating costs increased approximately $21.8 million, or 52.0%, to $63.7 million for the quarter ended March 31, 2006 from $41.9 million for the quarter ended March 31, 2005.  Excluding the impact of Peak, which caused $17.4 million of the increase, the remaining increase was primarily due to:

-	a $1.9 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix;

-	a $0.8 million increase in provider taxes;

-	a $0.6 million increase in contract nursing labor;

-	a $0.6 million increase in utility expense; and

-

a $0.5 million increase in administrative expenses driven by higher legal fees relative to the prior period as a result of reductions in required legal reserves recorded in 2005 that did not reoccur in 2006, and lower cash discounts.

      General and administrative expenses increased $1.2 million, or 38.7%, to approximately $4.3 million for the quarter ended March 31, 2006 from approximately $3.1 million for the quarter ended March 31, 2005. The increase was primarily due to the addition of Peak.

The provision for losses on accounts receivable increased $0.9 million or 150%, to approximately $1.5 million for the quarter ended March 31, 2006 from approximately $0.6 million for the quarter ended March 31, 2005, primarily due to the addition of the Peak facilities which caused $0.5 million of the increase.  The remaining increase was partly due to favorable non-recurring adjustments recorded in the prior year as older receivables were collected.

     Facility rent expense of $12.6 million for the quarter ended March 31, 2006 increased $3.7 million or 41.6% compared to the quarter ended March 31, 2005, primarily due to the addition of the Peak facilities, which caused $3.5 million of the increase.  The remaining increase was due to normally scheduled rent increases.

     Depreciation and amortization increased $0.8 million, or 53.3%, to approximately $2.3 million for the quarter ended March 31, 2006 from approximately $1.5 million for the quarter ended March 31, 2005. The increase was attributable to the addition of the Peak facilities, which contributed $0.3 million of the increase, and additional capital expenditures incurred for facility improvements in 2006.

     Net interest expense for the quarter ended March 31, 2006 was approximately $3.5 million as compared to $1.9 million for the quarter ended March 31, 2005.  The increase of $1.6 million or 84.2% was due to assumed debt from the addition of the Peak facilities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Rehabilitation Therapy Services

     Net revenues from the Rehabilitation Therapy Services segment increased $2.3 million, or 7.0%, to $35.1 million for the three months ended March 31, 2006 from $32.8 million for the three months ended March 31, 2005. The increase was primarily due to an increase in the number of nonaffiliated contracts to 346 for the three months ended March 31, 2006 from 317 for the three months ended March 31, 2005, and growth of existing business, offset by the impact of the Medicare RUG refinement and the reinstatement of the Part B therapy cap in January 2006, which reinstatement was only partially ameliorated by the therapy cap exception process, which became generally applicable to many of our patients only at the end of March.

     Operating salaries and benefits expenses increased $3.3 million, or 14.2%, to $26.6 million for the three months ended March 31, 2006 from $23.3 million for the three months ended March 31, 2005. The increase was primarily driven by an average 4.2% increase in therapist wage rates and health insurance costs.

     Other operating costs, including contract labor expenses, increased $0.3 million, or 5.5%, to $5.8 million for the three months ended March 31, 2006 from $5.5 million for the three months ended March 31, 2005.  The increase was primarily due to an increase in contract labor to fill staffing shortages.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.9 million, or 50%, to $2.7 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. The increase was primarily due to an adjustment to a prior year accrual, offset by reduced utilization of help wanted and travel-related expenses.

     The increase in the provision for losses on accounts receivable of $0.2 million was primarily due to collections on older receivables realized in 2005 and a full reserve for a customer who filed bankruptcy in 2006.

     Increasing labor costs combined with certain underperforming contracts in the portfolio, which resulted in a $0.5 million net loss for this segment for the quarter, have led us to implement a significant restructure of the therapy business.  We have culled our portfolio where we are unable to renegotiate contract rates sufficient to support the current labor market. Since we began the process, we have terminated almost 50 contracts and renegotiated over 70 other contracts.  We have also reduced our overhead consistent with our reduced number of contracts and our goal to improve margins.

     Medical Staffing Services

     Net revenues from the Medical Staffing Services segment increased $6.4 million, or 42.7%, to $21.4 million for the three months ended March 31, 2006 from $15.0 million for the three months ended March 31, 2005.  The increase was primarily the result of:

-	a $4.0 million favorable impact from the acquisition of ProCare in August 2005 and two small acquisitions earlier in 2005;
-	an increase of $2.3 million attributable to a 14.8% increase in billable hours; and
-	an increase of $0.9 million due to an average bill rate per hour increase;

                    offset by

-	a decrease of $0.8 million related to office closures during 2005.

     Operating salaries and benefits expenses were approximately $17.5 million for the three months ended March 31, 2006 as compared to $12.2 million for the three months ended March 31, 2005, an increase of  $5.3 million, or 43.4%.  The increase was comprised of:

-	$3.3 million directly attributable to the 2005 acquisitions;
-	$1.1 million related to increases in pay rate and benefits, and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$0.7 million of billable hours.

     Other operating costs, increased $0.4 million, or 50%, to $1.2 million for the three months ended March 31, 2006 from $0.8 million for the three months ended March 31, 2005.  The increase was primarily attributable to the 2005 acquisitions and recruitment and training of the sales force.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.3 million, or 50.0%, to $0.9 million for the three months ended March 31, 2006 from $0.6 million for the three months ended March 31, 2005.  The increase was primarily due to additional costs attributable to education and training, creation of a recruitment team and establishment of a shared services agreement for the scheduling, billing and collection system.

     The provision for losses on accounts receivable was $0.1 million for the three months ended March 31, 2006. The expense in the first quarter of 2006 was primarily due to the impact of the Procare acquisition in August 2005.

     Home Health Services

     Net revenues from the Home Health Services segment increased $0.7 million, or 4.7%, to $15.5 million for the three months ended March 31, 2006 from $14.8 million for the three months ended March 31, 2005.  The increase in revenues was primarily due to increases in managed care revenues.

     Operating salaries and benefits expenses increased $0.7 million, or 6.3%, to $11.9 million for the three months ended March 31, 2006 from approximately $11.2 million for the three months ended March 31, 2005. The increase was primarily the result of merit increases for caregivers, increases in health insurance costs and staffing increases associated with treating additional managed care customers.

      Provision for losses increased $0.2 million, or 667%, for the three months ended March 31, 2006.  The reserve provision was 2.5% for both quarters; however the provision in the three months ended March 31, 2005 was offset due to cash collections of previously reserved receivables of approximately $0.2 million.

     Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment decreased $0.1 million, or 2.6%, to approximately $3.7 million for the three months ended March 31, 2006 from $3.8 million for the three months ended March 31, 2005.  This decrease resulted primarily from ten fewer laboratory contracts in the first quarter of 2006 as compared to the first quarter of 2005, resulting in a decrease in revenues of $0.2 million.  The majority of the lost contracts occurred during the last half of 2005. This decrease was partially offset by an increase in radiology contracts, which resulted in radiology revenues increasing $0.1 million quarter over quarter.

     The provision for losses on accounts receivable decreased $0.1 million to $0.1 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. The decrease was primarily the result of a decrease in the provision allowance rate during the first quarter of this year due to improved cash collections for older receivables.

 Corporate General and Administrative

     General and administrative costs not directly attributed to segments decreased $0.2 million, or 1.7%, to $11.6 million for the three months ended March 31, 2006 from approximately $11.8 million for the three months ended March 31, 2005. The decrease was primarily due to:

-	a decrease of $0.6 million of one-time severance payments that occurred in the first quarter of 2005 related to the former senior executives who left the company; and

-	a decrease of $0.5 million in supplies, miscellaneous administrative, and Directors and Officers' insurance costs; offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $0.8 million of staff and benefits costs in the first quarter of 2006 due to additional staffing required for the Peak acquisition; and
-	an increase of $0.1 million in purchased services, including system maintenance and service contracts.

Liquidity and Capital Resources

     For the three months ended and as of March 31, 2006, our net income was $1.7 million and our working capital deficit was $46.1 million, of which $34.2 million relates to the debt on the Clipper partnerships, which is not our direct obligation and $33.9 million is expected to be refinanced during 2006, and $11.2 million relates to a capital lease that we intend to convert to an operating lease and for which no principal payment will be required. As of March 31, 2006, we had cash and cash equivalents of $16.7 million, $27.9 million in borrowings and $13.0 million in letters of credit outstanding under our Revolving Loan Agreement and approximately $54.3 million of funds available for borrowing under our Revolving Loan Agreement, which expires January 31, 2009. We believe that our operating cash flows, existing cash reserves, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through this year.

Loan Agreement

     In December 2005, we entered into the Revolving Loan Agreement with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100.0 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75% (which percentage is subject to adjustment after June 2, 2006 based on our fixed charge coverage ratio) plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

      Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of March 31, 2006 was $95.2 million, net of specified reserves of $4.1 million. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement. As of March 31, 2006, we were in compliance with these covenants.

Debt

      Of the $63.5 million current portion of long-term debt as of March 31, 2006, $44.5 million represents debt which we expect to refinance during 2006, of which Clipper represents $33.9 million. A capital lease of $11.2 million, which was acquired in the Peak acquisition and is presented as a current liability, is expected to be converted to an operating lease during the year and accounted for as a sale/leaseback, and no principal payment is anticipated.

      On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government. The remaining payment due under the promissory note is $3.0 million on February 28, 2007.  Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield.  The effective interest rate as of March 31, 2006 was approximately 2.2%.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Capital Expenditures

      We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $3.3 million and $3.6 million for the three months ended March 31, 2006 and 2005, respectively.   Although the total change in capital expenditures from the three months ended March 31, 2006 compared to 2005 decreased by $0.3 million, it increased by $0.7 million in the Inpatient Services segment primarily due to the acquisition of Peak and continued investment into our current operating facilities.  Capital expenditures are relatively flat in the ancillary segments and decreased by $1.0 million in the Corporate segment for the same period.

Other

     We continue to resolve bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of December 31, 2005, we expect to pay $2.4 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006 (1)	2005 (1)
	(Dollars in thousands)

Fixed rate debt (2)	$ 52,729	$ 3,776	$ 23,238	$ 3,377	$ 23,340	$ 44,591	$151,051	$ 141,431	$ 147,783
Rate	8.8%	8.2%	7.8%	8.4%	9.5%	6.7%
Variable rate debt	$ 10,731	$ 17,319	$ 343	$ 27,875	$ 14	$ 51	$ 56,333	$ 50,444	$ 35,185
Rate	7.9%	9.2%	6.5%	7.5%	5.5%	5.5%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $49.9 million related to the consolidation of Clipper as of March 31, 2006 and $50.2 million as of December 31, 2005. (See "Note 7 - Variable Interest Entities.")

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(Principal Financial and Accounting Officer)

May 4, 2006