Form 10-Q
period 2006-06-30
SUN HEALTHCARE GROUP INC
filed 2006-08-03
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

     As of July 31, 2006, there were 31,320,174 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index

		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of June 30, 2006 (unaudited)
	As of December 31, 2005

	Consolidated Statements of Operations	5-6
	For the three months ended June 30, 2006 and 2005 (unaudited)
	For the six months ended June 30, 2006 and 2005 (unaudited)

	Consolidated Statements of Cash Flows	7
	For the three months ended June 30, 2006 and 2005 (unaudited)
	For the six months ended June 30, 2006 and 2005 (unaudited)

	Notes to the Consolidated Financial Statements	8-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 6.	Exhibits	47

Signature		48

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

 Information provided in this Quarterly Report on Form 10-Q (this "10-Q") contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act").  All statements regarding our expected future financial position, results of operations, cash flows (including our ability to continue to generate positive cash flows from operations), indebtedness, lease obligations and liquidity, financing plans, business strategies, budgets, estimates of critical accounting policies, projected costs and capital expenditures, competitive position, growth opportunities, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs and the impact of regulatory initiatives that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 15,957	$ 16,641
Accounts receivable, net of allowance for doubtful accounts of $24,627 and $29,384 at June 30, 2006 and December 31, 2005, respectively	137,013	123,639
Inventories, net	5,025	5,055
Other receivables, net of allowance of $2,244 and $2,909 at June 30, 2006 and December 31, 2005, respectively	3,707	2,429
Assets held for sale	1,897	1,897
Restricted cash	29,781	25,142
Prepaid expenses	10,722	6,414

Total current assets	204,102	181,217

Property and equipment, net of accumulated depreciation of $80,275 and $75,999 at June 30, 2006 and December 31, 2005, respectively	181,316	187,734
Intangible assets, net of accumulated amortization of $5,319 and $8,262 at June 30, 2006 and December 31, 2005, respectively	17,669	19,335
Goodwill	82,188	81,265
Restricted cash, non-current	31,166	35,517
Other assets, net	7,026	7,238

Total assets	$ 523,467	$ 512,306
	===========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$ 46,339	$ 45,115
Accrued compensation and benefits	37,850	42,393
Accrued self-insurance obligations, current portion	39,665	37,238
Income taxes payable	11,987	10,493
Other accrued liabilities	45,033	45,947
Current portion of long-term debt:
Company obligations	23,215	21,237
Clipper partnerships	33,929	34,415
Capital leases, current	95	11,204

Total current liabilities	238,113	248,042

Accrued self-insurance obligations, net of current portion	97,726	109,953
Long-term debt, net of current portion:
Company obligations	131,393	115,094
Clipper partnerships	15,692	15,829
Unfavorable lease obligations, net of accumulated amortization of $11,967 and $11,166 at June 30, 2006 and December 31, 2005, respectively	10,550	11,454
Deferred income taxes	7,660	2,412
Other long-term liabilities	12,718	12,417

Total liabilities	513,852	515,201

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock of $.01 par value, authorized 10,000,000 shares, no shares were issued and outstanding as of June 30, 2006 and December 31, 2005	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 31,309,206 shares issued and 31,299,024 shares outstanding as of June 30, 2006 and 31,143,728 shares issued and 31,133,546 shares outstanding as of December 31, 2005	313	311
Additional paid-in capital	431,235	428,383
Accumulated deficit	(421,842)	(431,498)
	9,706	(2,804)
Less:
Common stock held in treasury, at cost, 10,182 shares as of June 30, 2006 and December 31, 2005	(91)	(91)
Total stockholders' equity (deficit)	9,615	(2,895)
Total liabilities and stockholders' equity (deficit)	$ 523,467	$ 512,306
	==========	==========

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005
	(unaudited)	(unaudited)

Total net revenues	$ 288,116	$ 213,631
Costs and expenses:
Operating salaries and benefits	164,059	127,441
Self-insurance for workers' compensation and general and professional liability insurance	6,003	7,690
Operating administrative expenses	7,066	6,053
Other operating costs	62,109	43,570
Facility rent expense	14,037	9,826
General and administrative expenses	12,124	10,859
Depreciation and amortization	4,171	2,298
Provision for losses on accounts receivable	2,444	470
Interest, net	5,146	3,052
Restructuring costs, net	-	37
Loss on sale of assets, net	230	562
Total costs and expenses	277,389	211,858

Income before income taxes and discontinued
operations	10,727	1,773
Income tax expense (benefit)	4,279	(12)
Income from continuing operations	6,448	1,785

Discontinued operations:
Income from discontinued operations, net of related tax
expense of $1,055 for the three months ended June 30, 2006	1,589	5,162
Loss on disposal of discontinued operations, net of related
tax benefit of $86 for the three months ended June 30, 2006	(130)	(17)
Income from discontinued operations, net	1,459	5,145

Net income	$ 7,907	$ 6,930
	==========	==========
Basic and diluted earnings per common and common
equivalent share:
Income from continuing operations	$ 0.21	$ 0.12
Income from discontinued operations	0.04	0.33
Net income	$ 0.25	$ 0.45
	==========	==========
Weighted average number of common and common
equivalent shares outstanding:
Basic	31,264	15,351
Diluted	31,446	15,352

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
	(unaudited)	(unaudited)

Total net revenues	$ 575,130	$ 419,897
Costs and expenses:
Operating salaries and benefits	328,945	251,277
Self-insurance for workers' compensation and general and professional liability insurance	19,698	17,186
Operating administrative expenses	15,238	11,852
Other operating costs	126,130	85,041
Facility rent expense	27,523	19,549
General and administrative expenses	23,771	22,690
Depreciation and amortization	7,420	4,417
Provision for losses on accounts receivable	4,392	1,052
Interest, net	9,561	5,709
Loss on asset impairment	-	361
Restructuring costs, net	1	107
Loss on sale of assets, net	243	868
Loss on extinguishment of debt, net	-	408
Total costs and expenses	562,922	420,517

Income (loss) before income taxes and discontinued
operations	12,208	(620)
Income tax expense (benefit)	3,767	(816)
Income from continuing operations	8,441	196

Discontinued operations:
Income from discontinued operations, net of related tax
expense of $1,055 for the six months ended June 30, 2006	1,410	4,558
(Loss) gain on disposal of discontinued operations, net of
related tax benefit of $86 for the six months ended June 30, 2006	(195)	1,008
Income from discontinued operations, net	1,215	5,566

Net income	$ 9,656	$ 5,762
	==========	==========
Basic and diluted earnings per common and common
equivalent share:
Income from continuing operations	$ 0.27	$ 0.01
Income from discontinued operations	0.04	0.37
Net income	$ 0.31	$ 0.38
	==========	==========
Weighted average number of common and common
equivalent shares outstanding:
Basic	31,252	15,332
Diluted	31,302	15,343

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$ 7,907	$ 6,930	$ 9,656	$ 5,762
Adjustments to reconcile net income to net cash used for
operating activities, including discontinued operations:
Depreciation	2,451	1,099	4,063	2,166
Amortization	1,720	1,216	3,357	2,282
Amortization of favorable and unfavorable lease intangibles	(379)	(448)	(758)	(956)
Provision for losses on accounts receivable	2,444	1,018	4,392	1,668
Loss (gain) on disposal of discontinued operations, net	130	17	195	(1,008)
Loss on sale of assets	230	562	243	868
Loss on extinguishment of debt, net	-	-	-	408
Loss on asset impairment	-	-	-	361
Restricted stock and stock option compensation	463	320	1,007	552
Other, net	5	60	31	83
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,400)	(8,981)	(17,718)	(11,189)
Inventories, net	19	(12)	5	4
Other receivables, net	1,723	(339)	(1,463)	1,639
Restricted cash	(407)	(1,819)	(288)	(1,322)
Prepaids and other assets	2,211	(1,853)	(3,956)	(3,803)
Accounts payable	(481)	4,041	1,224	832
Accrued compensation and benefits	(4,641)	(1,293)	(4,574)	(2,396)
Accrued self-insurance obligations	(13,204)	(1,758)	(9,800)	(11,005)
Income taxes payable	4,972	21	6,828	243
Other accrued liabilities	(1,253)	(464)	(2,053)	(2,682)
Other long-term liabilities	-	-	-	(405)
Net cash used for operating activities	(2,490)	(1,683)	(9,609)	(17,898)

Cash flows from investing activities:
Capital expenditures, net	(5,292)	(4,145)	(8,625)	(7,717)
Proceeds from sale of assets held for sale	-	947	-	1,713
Acquisitions, net	-	(1,205)	(236)	(1,205)
Repayment of long-term notes receivable	-	-	-	237
Net proceeds from sale/leaseback	-	-	838	-
Net cash used for investing activities	(5,292)	(4,403)	(8,023)	(6,972)

Cash flows from financing activities:
Net borrowings under Revolving Loan Agreement	8,134	16,330	25,854	33,351
Long-term debt borrowings	11,636	-	11,636	-
Long-term debt repayments	(12,870)	(13,019)	(20,564)	(16,324)
Principal payments under capital lease obligation	(34)	-	(34)	-
Distribution of partnership equity	-	-	(123)	(302)
Net proceeds from issuance of common stock from the exercise of
employee stock options	179	-	179	-
Net cash provided by financing activities	7,045	3,311	16,948	16,725

Net decrease in cash and cash equivalents	(737)	(2,775)	(684)	(8,145)
Cash and cash equivalents at beginning of period	16,694	17,226	16,641	22,596
Cash and cash equivalents at end of period	$ 15,957	$ 14,451	$ 15,957	$ 14,451
	========	=========	=========	========
Supplemental Disclosures:
Non-cash investing and financing activities:
A capital lease obligation of $11,200 was relieved upon the conversion to an operating lease in the three and six months ended June 30, 2006.
A capital lease obligation of $879 was incurred when we entered into a lease for new equipment in the three and six months ended June 30, 2006.

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

Business

     We are a provider of long-term, subacute and related specialty healthcare in the United States.  We operate through five principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, (iv) home health services and (v) laboratory and radiology services.  Inpatient services represent the most significant portion of our business.  We operated 155 long-term care facilities, inclusive of 10 facilities under a management contract, in 19 states as of June 30, 2006.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at June 30, 2006, the consolidated results of our operations and cash flows for the three and six-month periods ended June 30, 2006 and 2005, respectively.  We believe that all adjustments are of a normal and recurring nature. These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K"). The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     The total purchase price of the Peak acquisition was as follows (in thousands):

Fair value of approximately 8.9 million shares of Common Stock issued	$ 55,538
Fair value of assumed debt obligations	95,739
Stock option costs	320
Estimated direct transaction costs	12,832
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

     The purchase price allocation for the Peak acquisition has been prepared on a preliminary basis and was subject to change as new facts and circumstances emerged. We engaged a third-party valuation firm to complete a valuation of Peak's property and equipment and identifiable intangible assets, which valuation is expected to be completed in the third quarter of 2006. We will adjust the purchase price allocation to reflect the final values of property and equipment along with the final determination of any favorable or unfavorable lease and other intangibles. Any significant increase in the valuation of the Peak properties will result in an increase in depreciation attributable to those properties.  Intangibles that are identified in the third party valuation will be amortized over the identified life.  In addition, we are also finalizing our valuation of insurance reserves for Peak's general and professional and workers' compensation liabilities with our third party actuary. Changes in the purchase price allocation will impact property and equipment, deferred taxes, intangibles and goodwill.

Other Acquisitions

     In August  2005, we acquired ProCare One Nurses, LLC ("ProCare"), a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets represented goodwill, was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

     In April 2005, we acquired the healthcare staffing operations of SingleSource Staffing and Goddard Healthcare Consulting, Inc. for a combined purchase price of $2.4 million, all of which was allocated to goodwill.

 (3)  Loan Agreements

     In December 2005, we entered into an Amended and Restated Loan and Security Agreement (the "Revolving Loan Agreement") with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100.0 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75% based on our fixed charge coverage ratio plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of June 30, 2006 was $96.0 million, net of specified reserves of $4.4 million. As of June 30, 2006, we had $36.0 million in borrowings outstanding and we had issued $13.8 million in letters of credit, leaving $46.2 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement. As of June 30, 2006, we were in compliance with these covenants.

(4)  Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2006	December 31, 2005

Revolving loan agreement	$ 35,995	$ 10,141
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.5% to 10.7%, collateralized by various facilities (1)(2)	155,679	158,874
Capital leases (3)	845	11,204
Industrial revenue bonds	6,130	6,360
Other long-term debt	5,675	11,200
Total long-term debt (1)	204,324	197,779
Less amounts due within one year	(57,239)	(66,856)
Long-term debt, net of current portion	$ 147,085	$ 130,923
	===========	===========
(1)	Includes fair value premium of $0.4 million related to the Peak acquisition (see "Note 2 - Acquisitions").
(2)	Includes $49.6 million and $50.2 million related to the consolidation of Clipper as of June 30, 2006 and December 31, 2005, respectively (see "Note 7 - Variable Interest Entities").
(3)	Includes reduction of $11.2 million related to converting capital lease to operating with no principal payment as of June 30, 2006.

     The scheduled or expected maturities of long-term debt, excluding premiums, as of June 30, 2006, were as follows (in thousands):

2007	$ 57,239
2008	24,598
2009	3,685
2010	39,734
2011	23,248
Thereafter	55,448
Total	$ 203,952
==========

      Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  $33,929, $284, $301, $319, $337, and $14,451 for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.  (See "Note 7 - Variable Interest Entities.")

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

     Inpatient Services: During the six months ended June 30, 2005, we divested one skilled nursing facility.

     Laboratory and Radiology Services: In November 2004, one of our subsidiaries sold its clinical laboratory and radiology operations located in California. We received $1.6 million in cash in connection with this sale, of which $0.9 million was received in the first quarter of 2005. In the fourth quarter of 2005, we sold our mobile radiology services operations located in Arizona and Colorado.

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

     Other Operations: In December 2004, we closed our comprehensive outpatient rehabilitation facilities in Colorado.

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

For the
Three Months Ended
June 30, 2006
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Other	Total

Net operating revenues	$ 5	$ -	$ -	-	$ 5
	=========	========	========	========	========

Gain (loss) from discontinued
operations, net (1)	$ 1,594	$ 5	$ (8)	$ (2)	$ 1,589

Gain (loss) on disposal of
discontinued operations, net (2)	75	(8)	(205)	8	(130)

Income (loss) on discontinued
operations, net	$ 1,669	$ (3)	$ (213)	$ 6	$ 1,459
	=========	========	========	========	========
(1) Net of related tax expense of $1,055
(2) Net of related tax benefit of $86

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

For the
Three Months Ended
June 30, 2005

	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Other	Total

Net operating revenues	$ 599	$ -	$ 842	$ -	$ 1,441
	=========	========	========	========	========

Gain (loss) from discontinued
operations, net	$ 5,851	$ 5	$ (681)	$ (13)	$ 5,162

Gain (loss) on disposal of
discontinued operations, net	293	(4)	(294)	(12)	(17)

Income (loss) on discontinued
operations, net	$ 6,144	$ 1	$ (975)	$ (25)	$ 5,145
	=========	========	========	========	========

	For the
	Six Months Ended
	June 30, 2006
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Other	Total

Net operating revenues	$ 5	$ -	$ -	$ -	$ 5
	=========	========	========	========	========

Gain (loss) from discontinued
operations, net (1)	$ 1,509	$ 5	$ (101)	(3)	$ 1,410

Gain (loss) on disposal of
discontinued operations, net (2)	23	(15)	(211)	8	(195)

Income (loss) on discontinued
operations, net	$ 1,532	$ (10)	$ (312)	5	$ 1,215
	=========	========	========	========	========
(1) Net of related tax expense of $1,055
(2) Net of related tax benefit of $86

For the
Six Months Ended
June 30, 2005

	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Other	Total

Net operating revenues	$ 2,099	$ -	$ 1,759	$ -	$ 3,858
	=========	=========	=========	=========	=========

Gain (loss) from discontinued
operations, net	$ 5,483	$ 5	$ (881)	$ (49)	$ 4,558

Gain (loss) on disposal of
discontinued operations, net	424	(25)	632	(23)	1,008

Income (loss) on discontinued
operations, net	$ 5,907	$ (20)	$ (249)	$ (72)	$ 5,566
	=========	=========	=========	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

(6)  Assets Held for Sale

     As of June 30, 2006 and December 31, 2005, assets held for sale consisted of two undeveloped parcels of land valued at $1.9 million (classified in our Corporate segment in our consolidated financial statements), which we expect to sell during 2006.

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

     We currently own less than 12% of the voting interest in nine entities (collectively known as "Clipper"), each of which owns one facility that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its facilities. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  On June 30, 2006, we gave notice to exercise the third option in 2007 for a purchase price of $0.4 million, and we have paid an aggregate option purchase price for the first two option exercises of $0.5 million through June 30, 2006.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

     We have concluded that Clipper is a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $9.4 million of the option value in other long-term liabilities in our consolidated balance sheets.  The remaining $0.4 million is recorded as current in other accrued liabilities in our consolidated balance sheets.  We have not recorded any minority interest associated with the 88.5% interest in which we do not own since the net equity of the Clipper entities was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $0.9 million for each of the three months ended June 30, 2006 and 2005, respectively, and $1.8 million for each of the six months ended June 30, 2006 and 2005, respectively, and included $49.6 million and $50.2 million of mortgage debt of Clipper in our consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively, although we own less than 12% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

     Our consolidated assets and liabilities and stockholders' equity (deficit) reflect the value of the assets and liabilities of Clipper, which equaled $60.4 million and $62.4 million, respectively, as of June 30, 2006 and December 31, 2005.  Upon consolidation, we eliminated our investment in Clipper. The following provides a summary of the balance sheet impact of Clipper upon consolidation as of June 30, 2006 and December 31, 2005 (amounts in thousands and reported before elimination):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

	June 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$ 341	$ 708
Other receivables	250	250
Restricted cash, current	1,217	1,021
Prepaids and other assets	38	131

Total current assets	1,846	2,110

Property and equipment, net:
Land	6,171	6,171
Land improvements	36	38
Buildings	35,497	36,335
Building improvements	2,821	2,223
Equipment	132	89
Construction-in-process	49	165
Total property and equipment, net	44,706	45,021

Favorable lease intangibles, net	8,984	9,982
Intercompany	4,832	5,240

Total assets	$ 60,368	$ 62,353
	==========	==========
Current liabilities:
Mortgages, current	$ 33,929	$ 34,415
Other accrued liabilities	689	551
Total current liabilities	34,618	34,966

Mortgages, net of current	15,692	15,829
Other long-term liabilities	15,979	16,421
Total long-term liabilities	31,671	32,250

Total liabilities	66,289	67,216

Stockholders' deficit:
Accumulated deficit	(5,921)	(4,863)

Total liabilities and stockholders' deficit	$ 60,368	$ 62,353
	==========	==========

     For the three months ended June 30, 2006, the consolidation of Clipper included a net loss of $0.5 million comprised of a $1.0 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense. For the three months ended June 30, 2005, the consolidation of Clipper included a net loss of $0.3 million comprised of a $1.0 million charge to interest expense, a $0.3 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense and a $0.1 million credit in taxes.

     For the six months ended June 30, 2006, the consolidation of Clipper included a net loss of $0.9 million comprised of a $2.0 million charge to interest expense, and a $0.7 million charge to depreciation expense, partially offset by a $1.8 million credit to rent expense. For the six months ended June 30, 2005, the consolidation of Clipper included a net loss of $1.2 million comprised of a $2.0 million charge to interest expense, a $0.6 million charge to depreciation expense, and a $0.4 million loss on extinguishment of debt, partially offset by a $1.8 million credit to rent expense.

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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts.  The programs had the following self-insured retentions:  (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, 2005 and 2006, $5.0 million per claim with a $5.0 million excess layer that attaches at $5.0 million of liability and a $40.0 million excess layer that attaches at $10.0 million of liability.  For locations other than in the state of Oklahoma acquired from Peak in December 2005, claims reported from 2003 until the acquisition date were covered by commercial insurance programs having limits of $1.0 million per occurrence/$3.0 million annual aggregate and featuring a $100,000 per occurrence deductible.  Peak locations in Oklahoma had no insurance coverage in effect.  Former Peak locations, including Oklahoma operations, were added to Sun's general and professional liability programs effective December 9, 2005.  An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses.

     Based on the results of the actuarial analysis for general and professional liability completed in June 2006, we reduced our reserves related to prior periods by $8.0 million for the three and six months ended June 30, 2006, of which $5.4 million related to continuing operations for incidents in prior years, and $2.6 million related to discontinued operations for incidents in prior years.  As a result of the actuarial analysis for general and professional liability insurance completed in June 2005, we reduced our reserves related to prior periods by $12.0 million for the three and six months ended June 30, 2005, of which $3.4 million related to continuing operations for incidents in prior years, and $8.6 million related to discontinued operations for incidents in prior years.  Claims paid for the three and six months ended June 30, 2006 were $5.1 million and $14.3 million, respectively and $4.4 million and $10.4 million for the three and six months ended June 30, 2005, respectively.

     The majority of our workers' compensation risks are insured through insurance policies with third parties with a $1.0 million per claim deductible for claims other than in Wyoming where a state-mandated monopolistic workers' compensation program applies.  Our reserves are estimated by independent actuaries beginning with the 2000 policy year and by company analysis using industry development factors for prior years.  Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate.  Locations acquired from Peak, other than those in monopolistic states, were covered by a commercial insurance program having a $350,000 per claim deductible.  This coverage remained in effect until the policy expired June 1, 2006, at which time Peak was added to Sun's insurance programs.

     Based on the results of the actuarial analysis for workers' compensation completed in June 2006, no prior period adjustments were made.  As a result of the actuarial analysis completed in June 2005, we increased our reserves related to prior periods by $5.0 million for the three and six months ended June 30, 2005, of which $2.8 million related to continuing operations for incidents in prior years, and $2.2 million related to discontinued operations for incidents in prior years.  Claims paid for the three and six months ended June 30, 2006 were $8.3 million and $13.2 million, respectively and $3.0 million and $9.5 million for the three and six months ended June 30, 2005, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     Excluding the prior period actuarial adjustments noted above, related to incidents in prior years, the provision for loss for insurance risks was as indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30 , 2006	June 30, 2005	June 30 , 2006	June 30, 2005

Professional Liability:
Continuing operations	$ 6,774	$ 5,001	$ 14,552	$ 10,303
Discontinued operations	-	26	-	146
	$ 6,774	$ 5,027	$ 14,552	$ 10,449
	=========	=========	=========	=========
Workers' Compensation:
Continuing operations	$ 4,599	$ 3,241	$ 10,516	$ 7,435
Discontinued operations	-	37	-	92
	$ 4,599	$ 3,278	$ 10,516	$ 7,527
	=========	=========	=========	=========

     A summary of the assets and liabilities related to insurance risks at June 30, 2006 and December 31, 2005 were as indicated (in thousands):

	June 30, 2006			|	December 31, 2005
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$ 4,015	$ 16,546	$ 20,561	|	$ 3,626	$ 13,427	$ 17,053
Non-current	-	27,702	27,702	|	-	32,076	32,076
Total	$ 4,015	$ 44,248	$ 48,263	|	$ 3,626	$ 45,503	$ 49,129
	=========	=========	========	|	========	=========	=======
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$ 19,389	$ 16,361	$ 35,750	|	$ 19,180	$ 13,427	$ 32,607
Non-current	60,441	37,285	97,726	|	67,274	42,679	109,953
Total	$ 79,830	$ 53,646	$ 133,476	|	$ 86,454	$ 56,106	$ 142,560
	=========	=========	========	|	=========	=========	=======

(1)

Total restricted cash excluded $12,684 and $11,530 at June 30, 2006 and December 31, 2005, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $3,915 and $4,631 at June 30, 2006 and December 31, 2005, respectively, related to our health insurance liabilities.

(3)

Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $5,000 and $6,644 for general and professional liability insurance and workers' compensation, respectively, as of June 30, 2006 and $5,000 and $6,471 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

(9)  Capital Stock

(a)  Common Stock

     As of June 30, 2006, we had issued 31,309,206 shares, inclusive of 10,182 treasury shares.  The shares issued included (i) 9,998,142 shares in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization in 2002, (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, and (vi) 353,942 shares pursuant to stock awards to our employees and directors.

(b)  Warrants

      In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87.  The warrants have an exercise period of five years.

(c)  Equity Incentive Plans

     Our 2004 Equity Incentive Plan (the "2004 Plan"), as amended, allows for the issuance of up to 5.6 million shares of our common stock. Restricted stock awards are outright stock grants.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.  Share awards generally vest over four years and no dividends are paid on unexercised options or unvested share awards.  The amount of individual stock option grants (aggregating 353,244 shares subject to options) and restricted shares (aggregating 353,244 shares) awarded in May 2006 (the "Performance Share Awards") are also subject to our achievement of EBITDA performance targets for calendar year 2006.  The amount of each Performance Share Award that may vest varies depending on how our actual results compare to budgeted EBITDA, and no Performance Share Award vests if results fall below 90% of budgeted EBITDA.   "EBITDA" means our actual earnings before interest, taxes, depreciation and amortization as determined on a consolidated basis in accordance with generally accepted accounting principles as applied in our financial reporting.  Pursuant to the 2004 Plan, the Compensation Committee has discretion to adjust these performance measures to the extent (if any) it determines that the adjustment is necessary or advisable to reflect special circumstances impacting our results and to preserve the intended incentives and benefits.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan).

     Pursuant to the 2004 Plan, as of June 30, 2006, our employees and directors held options to purchase 1,181,026 shares of common stock, 22,158 shares of unvested restricted common stock, and 230,013 unvested restricted stock units.  As of June 30, 2006, 22,158 shares of restricted common stock valued at $11.25 per share were held by our executive officers and key employees.  Through June 30, 2006, we have issued 283,354 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

     As of June 30, 2006, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

     Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the "Peak Plan").  As of June 30, 2006, our employees held options to purchase 62,943 shares of common stock under the Peak Plan, and 38,248 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").  Under APB No. 25, stock options granted at market required no recognition of compensation cost and a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123 (in thousands, except per share amounts):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported(1)	$ 6,930	$ 5,762
Pro forma stock option compensation
expense, net of $0 tax	(278)	(886)
Pro forma net income	$ 6,652	$ 4,876
	==========	==========

Net income per share:
Basic and diluted:
Net income, as reported	$ 0.45	$ 0.38
Pro forma stock option compensation
expense, net of $0 tax	(0.02)	(0.06)
Pro forma net income	$ 0.43	$ 0.32
	==========	==========
(1)

Includes total charges to our consolidated statements of income related to restricted stock grants of $0.3 million for the three months ended June 30, 2005 and $0.6 million for the six months ended June 30, 2005.

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

      The adoption of SFAS No. 123(R) reduced income before income taxes and discontinued operations, and net income for the three and six months ended June 30, 2006, respectively, by $0.3 million and $0.5 million.  Basic and diluted earnings per share of $0.25 and $0.31 for the three and six months ended June 30, 2006, respectively, were not impacted by the adoption of SFAS No. 123(R).  Pursuant to SFAS No. 123(R), the cash flows resulting from the tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) should be classified as financing cash flows.  However, since we have a net operating loss carryforward that is increased by any excess tax benefit, then the tax benefit is not recognized until the deduction actually reduces current taxes payable. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was $2.9 million, which includes $1.0 million for the Performance Share Awards, and the related weighted-average period over which it is expected to be recognized is approximately 2.54 years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     A summary of option activity under the 2004 Plan, the Director Plan, and the Peak Plan, excluding Performance Share Awards, during the six months ended June 30, 2006 are presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,383	$ 7.03
Granted	24	6.81
Exercised	(57)	4.43
Forfeited or expired	(86)	7.15
Outstanding at June 30, 2006	1,264	$ 8.49	6 years	$ (253)
	=========	=========	=========	=========
Exercisable at June 30, 2006	701	$ 7.08	6 years	$ (1,968)
	=========	=========	=========	=========

     In connection with the restricted stock awards granted to employees, under APB No. 25, we recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost.  SFAS No. 123(R) prohibits this "gross-up" of stockholders' equity.  As a result, we have reclassified the unearned compensation balance into equity for all periods presented and upon the effective date of the adoption of SFAS No. 123(R), compensation cost is recognized over the requisite service period with an offsetting credit to equity and the full fair value of the share-based payment is not recognized until the instrument is vested.  A summary of restricted stock activity with our share-based compensation plans, excluding Performance Share Awards, during the six months ended June 30, 2006, is as follows:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	370	$ 9.17
Granted	12	$ 6.92
Vested	(87)	$ 14.64
Forfeited	(21)	$ 6.71
Nonvested at June 30, 2006	274	$ 5.46
	=======

     The total fair value of restricted shares vested during the three and six months ended June 30, 2006 was $0.2 million and $0.5 million, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2005, respectively.

     Pursuant to FAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our stock.  The expected term of options granted is derived using a temporary "shortcut approach" of our "plain vanilla" employee stock options.  Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005, excluding Performance Share Awards, was $3.44 and $4.24, respectively.

Expected volatility	30.42% - 73.28%
Weighted-average volatility	46.20%
Expected term (in years)	4.75
Risk-free rate	3.02% - 4.99%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

(10)  Earnings per Share

     Basic net income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the three and six months ended June 30, 2006, include all the common shares that are presently outstanding, common shares to be issued once the prepetition claims are finalized, and the common shares issued as common stock awards.  See "Note 9 - Capital Stock."

     The diluted calculation of income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock using the treasury stock method.

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

     The provision for income taxes of $4.3 million for the three months ended June 30, 2006 is based on a combined federal and state effective income tax rate of approximately 40%.  The current benefit for income taxes of $12,000 for the three months ended June 30, 2005 consisted of $120,000 of IRS refunds received due to NOL carrybacks and $108,000 of estimated state income tax liability for that period.  The provision for income taxes of $3.8 million for the six months ended June 30, 2006 consists of a provision of $5.0 million based on an effective tax rate of approximately 40% offset by $1.2 million of IRS refunds received due to NOL carrybacks.  The current benefit for income taxes of $0.8 million for the six months ended June 30, 2005 consisted of $1.0 million of IRS refunds received offset by $0.2 million of estimated state income tax liability for that period.  The estimated state income tax liability for the June 30, 2005 periods resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings.  The valuation allowance offsetting our deferred tax assets was established primarily in fresh start accounting upon our emergence from bankruptcy in 2002.  As a result, the reversal of any portion of this valuation allowance from the utilization of tax NOL carryforwards would affect paid-in capital instead of the tax provision.  Since we incurred a tax NOL for 2005, and are projecting a tax NOL for 2006, no overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes.

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

     The issuance of our common stock in connection with the acquisition of Peak in 2005 resulted in an ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is estimated to be between $6.0 million and $8.0 million.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.

     After considering the reduction in tax attributes resulting from the preliminary calculation of the Section 382 limitation, we have Federal NOL carryforwards of approximately $87.8 million with expiration dates from 2006 through 2026.  Various subsidiaries have state NOL carryforwards totaling approximately $50.8 million with expiration dates through the year 2026.  We expect to finalize the calculation of the Section 382 limitation resulting from the Peak acquisition during 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     Our application of the rules under Section 382 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to the date of the Peak acquisition.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As of June 30, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position or results of operations.

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

 Inpatient Services:  This segment provides, through SunBridge Healthcare Corporation and its subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.  At June 30, 2006, we operated 155 long-term care facilities (consisting of 132 skilled nursing facilities (10 of which are under a management contract), 13 assisted and independent living facilities, seven mental health facilities, and three specialty acute care hospitals) with 16,684 licensed beds as compared with 103 long-term care facilities (consisting of 86 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,616 licensed beds at June 30, 2005.  During the second quarter of 2006, we terminated leases on three facilities.  The financial results of these three facilities were consolidated into the results of continuing operations as these results are not deemed significant to the overall results of the operating segment or company.

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing, assisted living and independent living facilities.  At June 30, 2006, this segment provided services to 389 facilities, 300 nonaffiliated and 89 affiliated, as compared to 405 facilities, of which 320 were nonaffiliated and 89 were affiliated at June 30, 2005.  We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

Medical Staffing Services:  As of June 30, 2006, this segment derived 62% of its revenues from hospitals and other providers, 21% from skilled nursing facilities, 10% from schools and 7% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of June 30, 2006, this segment had 25 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and two division offices, which specialize in the placement of temporary traveling therapists and two division offices specializing in permanent placement of healthcare professionals.

Home Health Services:  As of June 30, 2006, this segment provided skilled nursing care, rehabilitation therapy and home infusion services to adult and pediatric patients in California and Ohio, and also operated two licensed home infusion pharmacies in California.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
June 30, 2006			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$221,769	$25,901	$21,424	$15,302	$3,718	$2	$-	$288,116	$5

Intersegment revenues	1	9,612	300	-	49	-	(9,962)	-	-

Total revenues	221,770	35,513	21,724	15,302	3,767	2	(9,962)	288,116	5

Operating salaries and benefits	107,685	25,272	17,277	11,614	2,211	-	-	164,059	(11)

Self insurance for workers'
compensation and general and
professional liability insurance	4,954	345	211	307	109	77	-	6,003	(2,630)

Other operating costs	61,999	6,065	1,201	1,632	1,190	(16)	(9,962)	62,109	(6)

General and administrative expenses	4,864	1,164	734	217	87	12,124	-	19,190	3

Provision (adjustment) for losses on
accounts receivable	2,174	96	42	138	(6)	-	-	2,444	-

Segment operating income (loss)	$40,094	$2,571	$2,259	$1,394	$176	$(12,183)	$-	$34,311	$2,649

Facility rent expense	13,198	92	206	464	77	-	-	14,037	2

Depreciation and amortization	3,143	94	188	240	106	400	-	4,171	-

Interest, net	3,588	(2)	38	2	24	1,496	-	5,146	3

Net segment income (loss)	$20,165	$2,387	$1,827	$688	$(31)	$(14,079)	$-	$10,957	$2,644
	=======	=========	========	========	=========	=========	=========	=========	=========

Identifiable segment assets	$377,452	$19,224	$33,729	$12,459	$3,467	$595,589	$(520,985)	$520,935	$2,532

Segment capital expenditures	$3,761	$63	$(21)	$7	$159	$1,357	$-	$5,326	$-

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

As of and for the
Three Months Ended
June 30, 2005			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$152,171	$26,016	$16,768	$15,076	$3,598	$2	$-	$213,631	$1,441

Intersegment revenues	1	9,292	192	-	40	-	(9,525)	-	-

Total revenues	152,172	35,308	16,960	15,076	3,638	2	(9,525)	213,631	1,441

Operating salaries and benefits	76,177	24,335	13,619	11,050	2,260	-	-	127,441	1,063

Self insurance for workers'
compensation and general and
professional liability insurance	6,420	438	234	394	125	79	-	7,690	(6,354)

Other operating costs	42,816	6,453	983	1,694	1,141	8	(9,525)	43,570	991

General and administrative expenses	3,340	1,851	516	317	29	10,859	-	16,912	4

Provision (adjustment) for losses on
accounts receivable	648	(186)	(112)	77	43	-	-	470	548

Segment operating income (loss)	$22,771	$2,417	$1,720	$1,544	$40	$(10,944)	$-	$17,548	$5,189

Facility rent expense	9,000	129	172	448	77	-	-	9,826	11

Depreciation and amortization	1,605	74	70	237	84	228	-	2,298	17

Interest, net	1,619	69	1	2	-	1,361	-	3,052	(1)

Net segment income (loss)	$10,547	$2,145	$1,477	$857	$(121)	$(12,533)	$-	$2,372	$5,162
	======	========	========	========	=========	========	========	=========	=========

Identifiable segment assets	$184,799	$28,998	$15,520	$11,765	$3,005	$445,145	$(368,052)	$321,180	$3,151

Segment capital expenditures	$2,981	$109	$57	$15	$58	$924	$-	$4,144	$1

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

As of and for the
Six Months Ended
June 30, 2006			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$442,549	$51,659	$42,741	$30,769	$7,407	$5	$-	$575,130	$5

Intersegment revenues	-	18,997	430	-	108	-	(19,535)	-	-

Total revenues	442,549	70,656	43,171	30,769	7,515	5	(19,535)	575,130	5

Operating salaries and benefits	214,334	51,825	34,804	23,514	4,468	-	-	328,945	27

Self insurance for workers'
compensation and general and
professional liability insurance	17,281	807	505	690	243	172	-	19,698	(2,630)

Other operating costs	125,705	11,903	2,376	3,394	2,303	(16)	(19,535)	126,130	109

General and administrative expenses	9,174	3,831	1,629	434	170	23,771	-	39,009	7

Provision (adjustment) for losses on
accounts receivable	3,643	70	190	401	88	-	-	4,392	(1)

Segment operating income (loss)	$72,412	$2,220	$3,667	$2,336	$243	$(23,922)	$-	$56,956	$2,493

Facility rent expense	25,806	199	420	943	155	-	-	27,523	22

Depreciation and amortization	5,394	188	374	482	180	802	-	7,420	-

Interest, net	7,066	(8)	74	5	24	2,400	-	9,561	6

Net segment income (loss)	$34,146	$1,841	$2,799	$906	$(116)	$(27,124)	$-	$12,452	$2,465
	=======	========	========	========	=========	========	=========	=========	========

Identifiable segment assets	$377,452	$19,224	$33,729	$12,459	$3,467	$595,589	$(520,985)	$520,935	$2,532

Segment capital expenditures	$6,353	$125	$105	$172	$196	$1,708	$-	$8,659	$-

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

As of and for the
Six Months Ended
June 30, 2005			Segment Information (in thousands):

		Rehabilitation	Medical	Home	Laboratory and
	Inpatient	Therapy	Staffing	Health	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$300,981	$49,992	$31,636	$29,887	$7,393	$8	$-	$419,897	$3,858

Intersegment revenues	-	18,136	363	-	88	-	(18,587)	-	-

Total revenues	300,981	68,128	31,999	29,887	7,481	8	(18,587)	419,897	3,858

Operating salaries and benefits	151,054	47,614	25,833	22,244	4,532	-	-	251,277	2,718

Self insurance for workers'
compensation and general and
professional liability insurance	14,696	864	450	775	243	158	-	17,186	(6,179)

Other operating costs (1)	84,666	11,907	1,787	3,437	2,230	9	(18,587)	85,449	2,020

General and administrative expenses	6,467	3,697	1,078	580	30	22,690	-	34,542	10

Provision (adjustment) for losses on
accounts receivable	1,252	(452)	(61)	111	202	-	-	1,052	615

Segment operating income (loss)	$42,846	$4,498	$2,912	$2,740	$244	$(22,849)	$-	$30,391	$4,674

Facility rent expense	17,909	254	341	894	151	-	-	19,549	89

Depreciation and amortization	3,073	128	118	430	219	449	-	4,417	31

Interest, net	3,481	(9)	3	5	-	2,229	-	5,709	(4)

Net segment income (loss)	$18,383	$4,125	$2,450	$1,411	$(126)	$(25,527)	$-	$716	$4,558
	=======	=========	=========	=========	=========	========	=========	========	========

Identifiable segment assets	$184,799	$28,998	$15,520	$11,765	$3,005	$445,145	$(368,052)	$321,180	$3,151

Segment capital expenditures	$4,902	$189	$104	$105	$92	$2,285	$-	$7,677	$40

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

     The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	June 30, 2006	June 30, 2005

Net segment income	$ 10,957	$ 2,372
Restructuring costs	-	(37)
Loss on sale of assets, net	(230)	(562)
Income before income taxes and
discontinued operations	$ 10,727	$ 1,773
	============	===========
	For the Six Months Ended
	June 30, 2006	June 30, 2005

Net segment income	$ 12,452	$ 716
Loss on asset impairment	-	(361)
Restructuring costs	(1)	(107)
Loss on sale of assets, net	(243)	(868)
Income (loss) before income taxes and
discontinued operations	$ 12,208	$ (620)
	============	===========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

      We are a nationwide provider of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 132 skilled nursing facilities (10 of which are under a management contract), 13 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals with 16,684 licensed beds located in 19 states as of June 30, 2006. We also provide rehabilitation therapy services, temporary medical staffing services, home health services to adult and pediatric patients, and medical laboratory and radiology services to skilled nursing facilities.

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

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the				For the
	Three Months Ended				Six Months Ended
Consolidated:	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Sources of Revenues
Medicaid	$ 105,049	36.5%	$ 73,999	34.6%	$ 210,617	36.6%	$ 146,765	35.0%
Medicare	81,689	28.4	60,151	28.2	162,206	28.2	118,547	28.2
Private pay and other	101,378	35.1	79,481	37.2	202,307	35.2	154,585	36.8

Total	$ 288,116	100.0%	$ 213,631	100.0%	$ 575,130	100.0%	$ 419,897	100.0%
	=======	=====	=======	=====	=======	=====	=======	=====

	For the				For the
	Three Months Ended				Six Months Ended
Inpatient Only:	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Sources of Revenues
Medicaid	$ 101,486	45.8%	$ 70,827	46.5%	$ 203,775	46.0%	$ 140,401	46.6%
Medicare	69,949	31.5	48,061	31.6	138,554	31.3	94,147	31.3
Private pay and other	50,334	22.7	33,283	21.9	100,220	22.7	66,433	22.1

Total	$ 221,769	100.0%	$ 152,171	100.0%	$ 442,549	100.0%	$ 300,981	100.0%
	=======	=====	=======	=====	=======	=====	=======	=====

Medicare

     Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled or those having end-stage renal disease. Medicare is comprised of four related health insurance programs.  Medicare Part A provides for inpatient services including hospital, skilled long-term care, and home healthcare.  Medicare Part B provides for outpatient services including physicians' services, diagnostic service, durable medical equipment, skilled therapy services and medical supplies.  Medicare Part C is a managed

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare Advantage").  Medicare Part D is a benefit that became effective on January 1, 2006 that provides prescription drug benefits for both Medicare and Medicare/Medicaid dually eligible patients.

     Medicare reimburses our skilled nursing facilities for Medicare Part A services under the Prospective Payment System ("PPS") as defined by the Balanced Budget Act of 1997 and subsequently refined in 1999, 2000 and 2005.  PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 resource utilization group ("RUG") categories that are based upon each patient's acuity level.

     The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
SNF	$ 336.13	$ 324.28	$ 336.91	$ 322.93
Hospital	$ 1,187.23	$ 1,090.13	$ 1,204.44	$ 1,052.83

     The following changes have been implemented, or are either scheduled to be implemented or proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement and, as a result, our revenues and earnings.

Skilled nursing facilities

-

The Centers for Medicaid and Medicare Services (CMS) issued a 3.1% market basket increase effective with the 2006 Federal fiscal year beginning October 1, 2005, which when taken into consideration with a revision to the rates paid to nursing homes depending upon their geographic location that is being phased-in over a two-year period (October 1, 2005 to September 30, 2007), results in a net 2.6% increase. We estimate our Medicare revenues increased approximately $1.4 million for the three months ended June 30, 2006 as a result of these changes.

-

Effective January 1, 2006, Medicare RUG refinement and related legislation replaced two temporary add-on payments with an 8.5% increase to nursing weights and increased the number of RUG categories from 44 to 53. The nine new RUG categories provide for increased reimbursement for treating patients who require both rehabilitation and extensive services.  As a result, our Medicare revenues increased for residents that qualify for the new RUG categories.  A higher percentage of patients shifted into the nine new RUG categories during the three months ended June 30, 2006 than we projected, resulting in an increase in our Medicare rate of $11.85 compared to the three months ended June 30, 2005.  The percentage of rehabilitation days that were shifted into the nine new categories continues to increase.  The year-to-date average as of June 30, 2006 of 37% exceeds both CMS estimates and the national average for chain organizations.

-

Effective January 1, 2006, Medicare Part D became responsible for the drug cost of Medicare and Medicare/Medicaid dually eligible patients.  The vast majority of long-term care residents who are Medicaid eligible are also Medicare eligible.  Part D requires prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans' service areas that meet performance standards specified by CMS.

Rehabilitation therapy

-

Effective January 1, 2006, the "therapy caps," which limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy, were implemented. However, the Deficit Reduction Act of 2005 ("DRA") that was signed into law on February 8, 2006, required that CMS create an exception process for claims for services on or after January 1, 2006.  Residents of long-term care facilities qualify for an automatic exception.  We do not expect the therapy cap regulations to have a measurable impact on earnings.

-	The refinements to RUG III system that became effective on January 1, 2006 resulted in some patients defaulting to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

a category that has a lower level of rehabilitation than was provided but has a higher rate.  This anomaly was created by the 8.5% add-on made to the relative nursing weights.  Contractually, we billed customers based upon the rehabilitation RUG category into which patients were classified.  As patients defaulted into the lower rehabilitation category, in certain circumstances, the rate we charged defaulted to a rate that was lower than the delivered services. Pricing has been renegotiated to ensure that we are reimbursed for the services delivered.

Home health

-

CMS has made geographic specific adjustments to the rates paid to home health agencies for the 2006 calendar year, which we estimate will result in an approximately $0.3 million increase (0.9%) in revenues.

Medicaid

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

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our SNF and hospital facilities for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
SNF	$ 140.62	$ 135.96	$ 141.05	$ 136.03
Hospital	$ 897.31	$ 810.77	$ 898.79	$ 813.80

     Medicaid outlays are a significant component of state budgets, and there have been increased cost containment pressures on Medicaid outlays for nursing homes.  However, we anticipate rate changes in the third quarter of 2006 for seventeen of the states in which we operate that will result in an aggregate increase in revenues.

    Thirteen of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid.  They include: Alabama, California, Georgia, Massachusetts, Montana, New Hampshire, North Carolina, Ohio, Oklahoma, Tennessee, Utah, Washington and West Virginia. Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes. Under current rules, the provider tax cannot exceed 6.0% of revenues.

Private payors

     We currently receive 35.1% of our revenues from commercial insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As of June 30, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position or results of operations.  See "Note 11 - Income Taxes" in our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  We adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

     We believe there have been no significant changes during the three and six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the				For the
	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005

Inpatient Services	$ 221,770	77.1%	$ 152,172	71.3%	$ 442,549	77.0%	$ 300,981	71.7%
Rehabilitation Therapy
Services	35,513	12.3	35,308	16.5	70,656	12.3	68,128	16.2
Medical Staffing Services	21,724	7.5	16,960	7.9	43,171	7.5	31,999	7.6
Home Health Services	15,302	5.3	15,076	7.1	30,769	5.3	29,887	7.1
Laboratory and Radiology
Services	3,767	1.3	3,638	1.7	7,515	1.3	7,481	1.8
Corporate	2	-	2	-	5	-	8	-
Intersegment Eliminations	(9,962)	(3.5)	(9,525)	(4.5)	(19,535)	(3.4)	(18,587)	(4.4)

Total net revenues	$ 288,116	100.0%	$ 213,631	100.0%	$ 575,130	100.0%	$ 419,897	100.0%
	=======	====	=======	====	=======	====	=======	====

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Inpatient Services	$ 1	$ 1	$ -	$ -
Rehabilitation Therapy Services	9,612	9,292	18,997	18,136
Medical Staffing Services	300	192	430	363
Laboratory and Radiology Services	49	40	108	88
Total affiliated revenue	$ 9,962	$ 9,525	$ 19,535	$ 18,587
	=========	=========	========	========

     The following table sets forth the amount of net segment income (loss) for the periods presented, (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Inpatient Services	$ 20,165	$ 10,547	$ 34,146	$ 18,383
Rehabilitation Therapy Services	2,387	2,145	1,841	4,125
Medical Staffing Services	1,827	1,477	2,799	2,450
Home Health Services	688	857	906	1,411
Laboratory and Radiology Services	(31)	(121)	(116)	(126)
Net segment income before Corporate	25,036	14,905	39,576	26,243
Corporate	(14,079)	(12,533)	(27,124)	(25,527)

Net segment income	$ 10,957	$ 2,372	$ 12,452	$ 716
	==========	=========	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended
	June 30, 2006	June 30, 2005

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	56.8	59.7
Self-insurance for workers' compensation and general and professional
liability insurance	2.1	3.6
Operating administrative expenses	2.5	2.8
Other operating costs	21.6	20.4
Facility rent expense	4.9	4.6
General and administrative expenses	4.2	5.1
Depreciation and amortization	1.5	1.1
Provision for losses on accounts receivable	0.8	0.2
Interest, net	1.8	1.4
Loss on sale of assets, net	0.1	0.3

Total costs and expenses	96.3	99.2

Income before income taxes and discontinued operations	3.7	0.8
Income tax expense (benefit)	1.5	-
Income from discontinued operations	0.5	2.4

Net income	2.7%	3.2%
	=========	=========

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	57.3	59.7
Self-insurance for workers' compensation and general and professional
liability insurance	3.4	4.1
Operating administrative expenses	2.6	2.8
Other operating costs	21.9	20.3
Facility rent expense	4.8	4.7
General and administrative expenses	4.1	5.4
Depreciation and amortization	1.3	1.0
Provision for losses on accounts receivable	0.8	0.3
Interest, net	1.7	1.4
Loss on asset impairment	-	0.1
Loss on sale of assets, net	-	0.2
Loss on extinguishment of debt, net	-	0.1

Total costs and expenses	97.9	100.1

Income (loss) before income taxes and discontinued operations	2.1	(0.1)
Income tax expense (benefit)	0.7	(0.2)
Income from discontinued operations	0.3	1.3

Net income	1.7%	1.4%
	=========	=========

     The following discussions of the "Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005" and the "Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Results of Operations

      Net revenue increased $74.5 million, or 34.9%, to $288.1 million for the three months ended June 30, 2006 from $213.6 million for the three months ended June 30, 2005. We reported net income for the three months ended June 30, 2006 of $7.9 million compared to net income of $6.9 million for the three months ended June 30, 2005.

     The increase in net revenue for the 2006 period primarily included:

-	$69.6 million of revenue in our Inpatient Services segment, comprised of:
	-	$63.1 million in revenue related to Peak's operations acquired in December 2005;
	-	$3.6 million in Medicaid revenue on a same store basis due primarily to improved rates of 5.2%;
	-	$2.8 million of Medicare revenue on a same store basis due to an improvement in Medicare patient mix and higher Medicare rates; and
	-	$1.0 million increase in revenues on a same store basis from commercial insurance;
offset by
	-	$0.9 million decrease in Medicaid revenues caused by lower customer base due to the improvement in Medicare mix;

-	$4.8 million of revenue in our Medical Staffing segment, comprised of:
	-	$3.1 million related to acquisitions in August and April 2005; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$2.5 million related to increases in billable hours and average bill rates of our existing locations;
offset by
-	$0.8 million related to office closures during 2005, forced as a result of hurricane damage.

     The net income of $7.9 million for the 2006 period included:

-	a $5.4 million reduction of reserves for general and professional liability insurance in continuing operations related to incidents in prior periods;

-	$1.5 million of income from discontinued operations, comprised primarily of:
	-	a $2.6 million reduction of reserves for general and professional liability insurance related to incidents in prior periods;
offset by
	-	a $1.0 million net tax provision; and

-	a $4.3 million tax provision.

     The net income of $6.9 million for the 2005 period included:

-	$1.8 million of income from continuing operations, comprised primarily of:
	-	a $3.4 million reduction of reserves for general and professional liability insurance related to incidents in prior periods;
offset by
	-	a $2.8 million increase in workers' compensation reserves related to incidents in prior periods; and

-	$5.1 million of income from discontinued operations, comprised primarily of:
	-	an $8.6 million reduction of reserves for general and professional liability insurance related to incidents in prior periods;
offset by
	-	a $2.2 million increase in workers' compensation reserves related to incidents in prior periods.

Segment Information

      Inpatient Services

     Net revenues increased $69.6 million, or 45.7%, to $221.8 million for the three months ended June 30, 2006 from $152.2 million for the three months ended June 30, 2005. The addition of Peak contributed $63.1 million of the increase in net revenues.  The remaining increase in net revenues of $6.5 million on a same store basis was primarily the result of:

-	an increase of $3.6 million in Medicaid revenues due primarily to improved rates of 5.2%;

-	an increase of $1.0 million in Medicare revenues driven by a 2.4% increase in Medicare Part A rates;

-	an additional increase of $1.8 million in Medicare revenues due to an improvement in Medicare patient mix of 70 basis points to 14.9% from 14.2% of total; and

-	a $1.0 million increase in commercial insurance revenues.

offset by

-	a $0.9 million decrease in Medicaid revenue caused by lower customer base due to the improvement in Medicare mix.

      Operating salaries and benefits expenses increased $31.5 million, or 41.4% to $107.7 million for the three months ended June 30, 2006 from approximately $76.2 million for the three months ended June 30, 2005. Approximately $29.8 million of the increase was due to the addition of Peak's operations.  The remaining increase of $1.7 million was primarily due to:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	wage increases and related benefits of $2.1 million to remain competitive in local markets;

-	an increase of $0.1 million in overtime expenses;

offset by

-	a $0.6 million decrease in health insurance costs relative to the prior period due to improved claims experience that occurred in 2005 but did not reoccur in 2006.

     Self-insurance for workers' compensation and general and professional liability insurance decreased $1.4 million, or 22.8%, to $5.0 million for the three months ended June 30, 2006 as compared to $6.4 million for the three months ended June 30, 2005.  This decrease was comprised of:

-	a $2.8 million decrease related to workers' compensation costs primarily related to incidents in prior periods;
-	a $1.6 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods;

offset by

-	a $2.9 million increase related to the addition of the Peak facilities.

      Other operating costs increased $19.2 million, or 44.8%, to $62.0 million for the three months ended June 30, 2006 from $42.8 million for the three months ended June 30, 2005.  Excluding the impact of Peak, which caused $17.4 million of the increase, the remaining increase of $1.8 million was primarily due to:

-	a $0.7 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix;

-	a $0.7 million increase in provider taxes;

-	a $0.4 million increase in contract nursing labor;

-	a $0.3 million increase in utility expense driven by higher rates;

offset by

-	a $0.4 million dollar decrease in software maintenance costs.

      General and administrative expenses increased $1.6 million, or 45.6%, to $4.9 million for the three months ended June 30, 2006 from $3.3 million for the three months ended June 30, 2005. The addition of Peak caused $0.9 million of the increase.  The remaining $0.7 million increase was primarily due to higher salaries and travel costs due to the strategic addition of clinical reimbursement staff in order to grow revenue related to same store operations.

     The provision for losses on accounts receivable increased $1.5 million or 235.5%, to approximately $2.2 million for the three months ended June 30, 2006 from $0.7 million for the three months ended June 30, 2005.  The addition of the Peak facilities caused $0.5 million of the increase and the remaining $1.0 million increase was in same store operations.

     Facility rent expense of $13.2 million for the three months ended June 30, 2006 increased $4.2 million or 46.6% compared to the three months ended June 30, 2005, primarily due to the addition of the Peak facilities, which caused $3.9 million of the increase.  The remaining increase was due to scheduled rent increases.

     Depreciation and amortization increased $1.5 million, or 95.9%, to approximately $3.1 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. The increase was attributable to the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

addition of the Peak facilities, which contributed $1.1 million of the increase. Additional capital expenditures incurred for facility improvements in 2006 caused the remainder of the increase.

     Net interest expense for the three months ended June 30, 2006 was $3.6 million as compared to $1.6 million for the three months ended June 30, 2005.  The increase of $2.0 million or 121.7% was due to assumed debt from the addition of the Peak facilities.

     Rehabilitation Therapy Services

     Net revenues from the Rehabilitation Therapy Services segment increased $0.2 million, or 0.6%, to $35.5 million for the three months ended June 30, 2006 from $35.3 million for the three months ended June 30, 2005. The increase was primarily due to a $0.02 increase in the average revenue rate per minute due to pricing changes.  An initiative was undertaken in early 2006 to review our portfolio of existing business and exit those contracts where we are unable to renegotiate rates sufficient to support the current labor market. Since we began the process, we have terminated 53 contracts and renegotiated over 84 other contracts.  We have also reduced our overhead consistent with our reduced number of contracts and our goal to improve margins.

     Operating salaries and benefits expenses increased $0.9 million, or 3.9%, to $25.3 million for the three months ended June 30, 2006 from $24.3 million for the three months ended June 30, 2005. The increase was primarily driven by an average 4.64% increase in therapist wage rates and severance pay costs related to the termination of contracts discussed above.

     Other operating costs, including contract labor expenses, decreased $0.4 million, or 6.0%, to $6.1 million for the three months ended June 30, 2006 from $6.5 million for the three months ended June 30, 2005.  The decrease was primarily due to a reduction in serviced contracts.

     General and administrative expenses, which include regional costs related to the supervision of operations, decreased $0.7 million, or 37.1%, to $1.2 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. The decrease was primarily due to restructuring of overhead positions in alignment with the adjusted portfolio.

     The increase in the provision for losses on accounts receivable of $0.3 million was primarily due to collections on older receivables realized in 2005.

     Medical Staffing Services

     Net revenues from the Medical Staffing Services segment increased $4.8 million, or 28.1%, to $21.7 million for the three months ended June 30, 2006 from $16.9 million for the three months ended June 30, 2005.  The increase was primarily the result of:

-	a $3.1 million favorable impact from the ProCare acquisition in August 2005;

-	an increase of $1.2 million due to an average bill rate per hour increase; and

-	an increase of $1.3 million attributable to an 8.0% increase in billable hours;

offset by

-	a decrease of $0.8 million related to office closures during 2005, forced as a result of hurricane damage.

     Operating salaries and benefits expenses were $17.3 million for the three months ended June 30, 2006 as compared to $13.6 million for the three months ended June 30, 2005, an increase of $3.7 million, or 26.9%.  The increase was comprised of:

-	$2.5 million directly attributable to the 2005 acquisitions;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$0.5 million related to increases in pay rate and benefits, and

-	$0.8 million due to an increase of billable hours.

     Other operating costs increased $0.2 million, or 22.1%, to $1.2 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005.  The increase was primarily attributable to the acquisition of ProCare and recruitment and training of the sales force.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.2 million, or 42.3%, to $0.7 million for the three months ended June 30, 2006 from $0.5 million for the three months ended June 30, 2005.  The increase was primarily due to additional costs attributable to the creation of a recruitment team and establishment of a shared services agreement for the scheduling, billing and collection system.

      Provision for losses on accounts receivable increased $0.2 million, or 137.7% for the three months ended June 30, 2006 due to collections of previously reserved receivables in 2005.

     Depreciation and amortization expense increased by $0.1 million to $0.2 million for the three months ended June 30, 2006 from $0.1 million for the six months ended June 30, 2005 due to amortization of customer contracts created with the 2005 acquisitions.

     Home Health Services

     Net revenues from the Home Health Services segment increased $0.2 million, or 1.5%, to $15.3 million for the three months ended June 30, 2006 from $15.1 million for the three months ended June 30, 2005.  The increase in revenues was primarily due to increases in Medicaid and commercial insurance revenues due to an increase in volume.

     Operating salaries and benefits expenses increased $0.6 million, or 5.1%, to $11.6 million for the three months ended June 30, 2006 from approximately $11.0 million for the three months ended June 30, 2005. The increase was primarily the result of merit increases and staffing increases associated with higher volume.

      General and administrative expenses decreased $0.1 million, or 31.6%, to $0.2 million for the three months ended June 30, 2006 from $0.3 million for the three months ended June 30, 2005 due primarily to reductions in outside consultant services.

     Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment increased $0.1 million, or 3.5%, to $3.7 million for the three months ended June 30, 2006 from $3.6 million for the three months ended June 30, 2005.  This increase resulted primarily from 12 more radiology contracts during the second quarter of 2006 as compared to the second quarter of 2005.

Corporate General and Administrative

     General and administrative costs not directly attributed to segments increased $1.2 million, or 11.7%, to $12.1 million for the three months ended June 30, 2006 from approximately $10.9 million for the three months ended June 30, 20 05. The increase was primarily due to increased compensation largely as a result of the adoption of SFAS No. 123(R) and additional costs incurred in the current period for company initiatives.  As a percent of revenues, general and administrative costs have been 4.2% for the three months ended June 30, 2006 compared to 5.1% for the three months ended June 30, 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Results of Operations

      Net revenue increased $155.2 million, or 37.0%, to $575.1 million for the six months ended June 30, 2006 from $419.9 million for the six months ended June 30, 2005. We reported net income for the six months ended June 30, 2006 of $9.7 million compared to net income of $5.8 million for the same period of 2005.

     The increase in net revenue of $155.2 million for the 2006 period included:

-	$141.6 million of revenue in our Inpatient Services segment, comprised of:
	-	$126.0 million in revenue related to Peak's operations acquired in December 2005;
	-	$7.8 million in Medicaid revenues on a same store basis due primarily to improved rates of 5.7%;
	-	$6.7 million of Medicare revenue on a same store basis due to an improvement in Medicare patient mix and higher Medicare rates; and
	-	$2.3 million increase in revenues on a same store basis from commercial insurance;
offset by
	-	$1.2 million decrease in Medicaid revenues caused by lower customer base due to the improvement in Medicare mix;

-	$11.2 million of revenue in our Medical Staffing segment, comprised of:
	-	$7.0 million related to acquisitions in August and April 2005; and
	-	$5.8 million related to increases in billable hours and average bill rates of our existing locations;
offset by
	-	$1.6 million related to office closures during 2005, forced due to hurricane damage; and

-	$2.5 million in our Rehabilitation Therapy segment revenue due primarily to growth in same store business.

     The net income of $9.7 million for the 2006 period included:

-	a $5.4 million reduction of reserves to continuing operations for general and professional liability insurance related to incidents in prior periods; and

-	$1.2 million of net income from discontinued operations, comprised primarily of:
	-	a $2.6 million reduction of reserves for general and professional liability insurance related to incidents in prior periods;
offset by
	-	$1.0 million net tax provision; and

-	a $3.8 million net tax provision.

     The net income of $5.8 million for the 2005 period included:

-	$0.2 million of income from continuing operations, comprised primarily of:
	-	a $3.4 million reduction of reserves for general and professional liability insurance related to incidents in prior periods;
offset by
	-	a $2.8 million increase in workers' compensation reserves related to incidents in prior periods; and

-	$5.6 million of income from discontinued operations, comprised primarily of:
	-	an $8.6 million reduction of reserves for general and professional liability insurance related to incidents in prior periods;
offset by
	-	a $2.2 million increase in workers' compensation reserves related to incidents in prior periods; and

-	a $0.8 million net tax benefit.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 Segment Information

      Inpatient Services

     Net revenues increased $141.6 million, or 47.0%, to $442.5 million for the six months ended June 30, 2006 from $300.9 million for the six months ended June 30, 2005. The addition of Peak contributed $126.0 million of the increase in net revenues.  The remaining increase of $15.6 million in net revenues on a same store basis was primarily the result of:

-	an increase of $7.8 million in Medicaid revenues due primarily to improved rates of 5.7%;

-	an increase of $3.1 million in Medicare revenues driven by a 3.5% increase in Medicare Part A rates;

-	an additional increase of $3.6 million in Medicare revenues due to an improvement in Medicare patient mix of 60 basis points to 14.7% from 14.1% of total; and

-	a $2.3 million increase in commercial insurance revenues;

offset by

-	a $1.2 million decrease in Medicaid revenue caused by lower customer base due to the improvement in Medicare mix.

      Operating salaries and benefits expenses increased $63.3 million, or 41.9% to $214.3 million for the six months ended June 30, 2006 from $151.0 million for the six months ended June 30, 2005. Approximately $59.2 million of the increase was due to the addition of Peak's operations.  The remaining increase of $4.1 million was primarily due to:

-	wage increases and related benefits of $4.7 million to remain competitive in local markets; and

-	an increase of $0.6 million in overtime expenses;

offset by

-	a $1.2 million decrease in health insurance costs relative to the prior period due to improved claims experience that occurred in 2005 but did not reoccur in 2006.

     Self-insurance for workers' compensation and general and professional liability insurance increased $2.6 million, or 17.6%, to $17.3 million for the six months ended June 30, 2006 as compared to $14.7 million for the six months ended June 30, 2005.  The increase was driven by the addition of the Peak facilities that caused an increase of $6.8 million, offset by decreases in the same store operations of:

-	a $2.8 million decrease related to workers' compensation costs primarily related to incidents in prior periods; and

-	a $1.4 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods.

      Other operating costs increased $41.0 million, or 48.5%, to $125.7 million for the six months ended June 30, 2006 from $84.7 million for the six months ended June 30, 2005.  Excluding the impact of Peak, which caused $34.8 million of the increase, the remaining increase of $6.2 million was primarily due to:

-	a $2.5 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix;

-	a $1.5 million increase in provider taxes;

-	a $1.0 million increase in contract nursing labor;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.0 million increase in utility expense; and

-	a $0.3 million increase in administrative expenses driven by lower cash discounts.

     General and administrative expenses increased $2.7 million, or 41.9%, to $9.2 million for the six months ended June 30, 2006 from $6.5 million for the six months ended June 30, 2005. The addition of Peak drove $1.8 million of the increase.  The remaining $0.9 million increase was due to $0.7 million in higher salaries and travel costs due to the strategic addition of clinical reimbursement staff in order to grow revenue related to same store operations and professional fees of $0.2 million.

     The provision for losses on accounts receivable increased $2.4 million or 190.9%, to $3.6 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005, primarily due to the addition of the Peak facilities which caused $2.0 million of the increase.  The remaining increase was due to increases for our same store operations.

     Facility rent expense of $25.8 million for the six months ended June 30, 2006 increased $7.9 million or 44.1% compared to the six months ended June 30, 2005, primarily due to the addition of the Peak facilities, which caused $7.4 million of the increase.  The remaining increase of $0.5 million was due to normally scheduled rent increases.

     Depreciation and amortization increased $2.3 million, or 75.6%, to $5.4 million for the six months ended June 30, 2006 from $3.1 million for the six months ended June 30, 2005. The increase was attributable to the addition of the Peak facilities, which contributed $1.5 million of the increase, and the remaining increase of $0.8 million was due to additional capital expenditures incurred for facility improvements in 2006.

     Net interest expense for the six months ended June 30, 2006 was $7.1 million as compared to $3.5 million for the six months ended June 30, 2005.  The increase of $3.6 million or 103.0% was due to assumed debt from the addition of the Peak facilities.

     Rehabilitation Therapy Services

     Net revenues from the Rehabilitation Therapy Services segment increased $2.5 million, or 3.7%, to $70.6 million for the six months ended June 30, 2006 from $68.1 million for the six months ended June 30, 2005. The increase was primarily due to growth of existing business, offset by the impact of the Medicare RUG refinement and the reinstatement of the Part B therapy cap in January 2006. The cap reinstatement was only partially ameliorated by the therapy cap exception process, which became generally applicable to many of our patients at the end of March. In addition, an initiative was undertaken in early 2006 to review our portfolio of existing business and exit those contracts where we were unable to renegotiate rates sufficient to support the current labor market.

     Operating salaries and benefits expenses increased $4.2 million, or 8.8%, to $51.8 million for the six months ended June 30, 2006 from $47.6 million for the six months ended June 30, 2005. The increase was primarily driven by an average 4.4% increase in therapist wage rates and severance pay costs related to the termination of contracts discussed above.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.1 million, or 3.6%, to $3.8 million for the six months ended June 30, 2006 from $3.7 million for the six months ended June 30, 2005. The increase was primarily due to severance pay costs related to the restructuring of overhead positions in alignment with the adjusted portfolio, offset by reduction of travel and help wanted costs.

     The increase in the provision for losses on accounts receivable of $0.5 million, or 115.5%, for the six months ended June 30, 2006 from the six months ended June 30, 2005, was primarily due to collections on older receivables realized in 2005.

     Medical Staffing Services

     Net revenues from the Medical Staffing Services segment increased $11.2 million, or 34.9%, to $43.2 million for the six months ended June 30, 2006 from $32.0 million for the six months ended June 30, 2005.  The increase was primarily the result of:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $7.0 million favorable impact from the acquisition of ProCare in August 2005;

-	an increase of $3.5 million attributable to an 11.2% increase in billable hours; and

-	an increase of $2.3 million due to an average bill rate per hour increase;

offset by

-	a decrease of $1.6 million related to office closures during 2005, forced as a result of hurricane damage.

     Operating salaries and benefits expenses were $34.8 million for the six months ended June 30, 2006 as compared to $25.8 million for the six months ended June 30, 2005, an increase of $9.0 million, or 34.7%.  The increase was comprised of:

-	$5.8 million directly attributable to the 2005 acquisitions;

-	$1.7 million related to increases in pay rate and benefits, and

-	$1.5 million due to an increase in billable hours.

     Other operating costs increased $0.6 million, or 33.0%, to $2.4 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005.  The increase was primarily attributable to the acquisition of ProCare and recruitment and training of the sales force.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.5 million, or 51.1%, to $1.6 million for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005.  The increase was primarily due to additional costs attributable the creation of a recruitment team and establishment of a shared services agreement for the scheduling, billing and collection system.

     The provision for losses on accounts receivable increased $0.2 million for the six months ended June 30, 2006. The expense was primarily due to increased collections of aged receivables in 2005.

     Facility rent expense increased by $0.1 million, or 23.0%, to $0.4 million for the six months ended June 30, 2006 from $0.3 million for the six months ended June 30, 2005 due to scheduled rent increases.

     Depreciation and amortization expense increased by $0.2 million, or 390.2%, to $0.3 million for the six months ended June 30, 2006 from $0.1 million for the six months ended June 30, 2005 due to amortization of customer contracts related to the 2005 acquisitions.

     Interest expense increased $0.1 million for the six months ended June 30, 2006 due to the 2005 acquisitions.

     Home Health Services

     Net revenues from the Home Health Services segment increased $0.9 million, or 3.0%, to $30.8 million for the six months ended June 30, 2006 from $29.9 million for the six months ended June 30, 2005.  The increase in revenues was primarily due to increases in Medicaid and commercial insurance revenues due to volume.

     Operating salaries and benefits expenses increased $1.3 million, or 5.7%, to $23.5 million for the six months ended June 30, 2006 from $22.2 million for the six months ended June 30, 2005. The increase was primarily the result of merit increases and staffing increases associated with higher volume as well as increases in health insurance costs.

     General and administrative expenses decreased $0.2 million, or 25.1%, to $0.4 million for the six months ended June 30, 2006 from $0.6 million for the six months ended June 30, 2005 due primarily to reduction in outside consultant services and related corporate costs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

      Provision for losses increased $0.3 million, or 260.0%, for the six months ended June 30, 2006.  The reserve provision was 1.5% for both years; however the provision in the six months ended June 30, 2005 was offset due to cash collections of previously reserved receivables of approximately $0.4 million.

     Laboratory and Radiology Services

     Net revenues from the Laboratory and Radiology Services segment remained flat at $7.5 million as increases in radiology contracts were offset by lower laboratory revenue.

     General and administrative expenses increased to $0.1 million primarily due to an increase in salaries and benefits due to annual raises and due to higher software maintenance costs associated with new laboratory software.

     The provision for losses on accounts receivable decreased $0.1 million to $0.1 million for the six months ended June 30, 2006 from $0.2 million for the six months ended June 30, 2005.  The decrease was primarily the result of improved collections on amounts that were previously reserved.

Corporate General and Administrative

      General and administrative costs not directly attributed to segments increased $1.1 million, or 4.8%, to $23.8 million for the six months ended June 30, 2006 from approximately $22.7 million for the six months ended June 30, 2005. The increase was primarily due to increased compensation largely as a result of the adoption of SFAS No. 123(R) and additional costs incurred in the current period for company initiatives.  As a percent of revenues, general and administrative costs have been 4.1% for the six months ended June 30, 2006 compared to 5.4% for the six months ended June 30, 2005.

Liquidity and Capital Resources

     For the three and six months ended June 30, 2006, our net income was $7.9 million and $9.7 million, respectively and as of June 30, 2006 our working capital deficit was $34.0 million, of which $33.9 million relates to the debt on the Clipper partnerships, which is not our direct obligation ($33.6 million of the Clipper debt is expected to be refinanced during 2006). As of June 30, 2006, we had cash and cash equivalents of $16.0 million, $36.0 million in borrowings and $13.8 million in letters of credit outstanding under our Revolving Loan Agreement and $46.2 million of borrowing availability under our Revolving Loan Agreement, which expires January 31, 2009. We believe that our operating cash flows, existing cash reserves, and availability for borrowing under our Revolving Loan Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

Loan Agreement

     In December 2005, we entered into the Revolving Loan Agreement with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100.0 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75% plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of June 30, 2006 was $96.0 million, net of specified reserves of $4.4 million. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement. As of June 30, 2006, we were in compliance with these covenants.

Debt

      In the second quarter of 2006, we converted a capital lease of $11.2 million, which was acquired in the Peak acquisition and was presented as a current liability in the first quarter of 2006, to an operating lease and recorded a $2.2 million deferred gain to be accounted for as a sale/leaseback and amortized over the life of the new lease term of 2015.

     Of the $57.2 million current portion of long-term debt as of June 30, 2006, $33.6 million represents Clipper debt which we expect to refinance during 2006.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government. The remaining payment due under the promissory note is $3.0 million on February 28, 2007.

Capital Expenditures

     We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $5.3 million and $4.1 million for the three months ended June 30, 2006 and 2005, respectively and $8.7 million and $7.7 million for the six months ended June 30, 2006 and 2005, respectively.   The $1.2 million increase from the three months ended June 30, 2005 to 2006 included $0.8 million in the Inpatient Services segment primarily due to the acquisition of Peak and continued investment into our current operating facilities.  Capital expenditures are relatively flat in the ancillary segments and decreased by $0.4 million in the Corporate segment for the same period.

Other

     We continue to resolve bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of June 30, 2006, we expect to pay $2.3 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

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

								Fair Value	Fair Value
	Expected Maturity Dates							June 30,	December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006 (1)	2005 (1)
	(Dollars in thousands)

Fixed rate debt (2)	$ 40,650	$ 23,769	$ 3,344	$ 3,548	$ 12,229	$ 55,400	$138,940	$ 128,748	$ 147,783
Rate	8.4%	7.8%	8.3%	8.4%	8.5%	7.5%
Variable rate debt	$ 16,589	$ 829	$ 341	$ 36,186	$ 11,019	$ 48	$ 65,012	$ 59,963	$ 35,185
Rate	9.9%	6.7%	7.2%	8.0%	7.9%	5.5%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $49.6 million related to the consolidation of Clipper as of June 30, 2006 and $50.2 million as of December 31, 2005. (See "Note 7 - Variable Interest Entities.")

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which Steadfast Insurance Company ("Steadfast") and two subsidiaries of American International Group ("AIG") are parties.  The action seeks, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy.  That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy.  If we prevail in this action, such a judicial determination would eliminate a portion of our self-insured liabilities for general and professional liability claims.  We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation.

     In July 2006, we agreed with the other parties to the litigation, pursuant to statutory authorization and in order to streamline reaching a decision, that the matter would be referred to a retired judge to adjudicate all aspects of the case.  The parties retain all rights of appeal.  The previously reported August 28, 2006 trial date is in the process of being taken off calendar.  We anticipate that proceedings pursuant to this referral will commence this Fall.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of our stockholders was held on May 25, 2006.

(b)   Gregory S. Anderson, Tony M. Astorga, Christian K. Bement, Michael J. Foster, Barbara B. Kennelly, Steven M. Looney, Richard K. Matros, Keith W. Pennell and Milton J. Walters were each elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in 2007. The following table sets forth the number of votes cast for and withheld for each director elected at the annual meeting:

Director	For	Withheld

Gregory S. Anderson	25,724,392	372,853
Tony M. Astorga	25,798,671	298,574
Christian K. Bement	25,526,387	570,858
Michael J. Foster	25,810,618	286,627
Barbara B. Kennelly	25,707,856	389,389
Steven M. Looney	25,664,787	432,458
Richard K. Matros	25,815,866	281,379
Keith W. Pennell	25,595,770	501,475
Milton J. Walters	25,663,787	433,458

(c)   The other matters voted at the meeting and the results were as follows:

1.	Amendment of the 2004 Equity Incentive Plan to, among other things, increase the number of shares of common stock authorized for awards under the Plan from 2,100,000 to 5,600,000.

For	Against	Abstain
13,893,696	3,385,309	364,332

2.	Ratification of the appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ended December 31, 2006.

For	Against	Abstain
26,031,951	6,879	58,415

(d)   Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

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

August 3, 2006