Form 10-Q
period 2006-09-30
SUN HEALTHCARE GROUP INC
filed 2006-11-03
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

     As of October 30, 2006, there were 31,388,268 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of September 30, 2006 (unaudited)
	As of December 31, 2005

	Consolidated Statements of Operations	5-6
	For the three months ended September 30, 2006 and 2005 (unaudited)
	For the nine months ended September 30, 2006 and 2005 (unaudited)

	Consolidated Statements of Cash Flows	7
	For the three months ended September 30, 2006 and 2005 (unaudited)
	For the nine months ended September 30, 2006 and 2005 (unaudited)

	Notes to Consolidated Financial Statements	8-29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	49

Signature		50

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this "10-Q") contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding our expected future financial position, results of operations, cash flows (including our ability to continue to generate positive cash flows from operations), pending acquisitions, including our pending acquisition of Harborside Healthcare Corporation, indebtedness, lease obligations and liquidity, financing plans, business strategies, budgets, estimates of critical accounting policies, projected costs and capital expenditures, competitive position, growth opportunities, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs and the impact of regulatory initiatives that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

We caution investors that any forward-looking statements made by us are not guarantees of future performance. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors described in our 2005 Annual Report on Form 10-K (see "Item 1A - Risk Factors") and Part II, Item 1A herein and other factors that are unknown to us or may be beyond our control. Such risks should be carefully considered before any investment is made in our securities. Given these risks and other uncertainties, we can give no assurances that any of the events or circumstances described in our forward-looking statements will in fact transpire, or that the impact of such events or circumstances will be material to our business and financial condition. Therefore undue reliance should not be placed on such forward-looking statements.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$16,731	$16,641
Accounts receivable, net of allowance for doubtful accounts of $23,163 and $29,384 at September 30, 2006 and December 31, 2005,
respectively	117,098	123,639
Inventories, net	4,825	5,055
Other receivables, net of allowance of $2,207 and $2,909 at
September 30 2006 and December 31, 2005, respectively	3,090	2,429
Assets held for sale	15,553	1,897
Restricted cash	29,128	25,142
Prepaid expenses	3,681	6,414

Total current assets	190,106	181,217

Property and equipment, net of accumulated depreciation of $82,349 and
$75,999 at September 30, 2006 and December 31, 2005, respectively	210,503	187,734
Intangible assets, net of accumulated amortization of $5,780 and $8,262 at
September 30, 2006 and December 31, 2005, respectively	16,898	19,335
Goodwill	62,752	81,265
Restricted cash, non-current	35,400	35,517
Other assets, net	6,828	7,238

Total assets	$522,487	$512,306

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$42,993	$45,115
Accrued compensation and benefits	38,755	42,393
Accrued self-insurance obligations, current portion	41,942	37,238
Income taxes payable	11,857	10,493
Other accrued liabilities	38,930	41,908
Liabilities held for sale	3,267	-
Current portion of long-term debt:
Company obligations	22,911	21,237
Clipper partnerships	33,684	34,415
Capital leases, current	1,085	11,204

Total current liabilities	235,424	244,003

Accrued self-insurance obligations, net of current portion	99,331	109,953
Long-term debt, net of current portion:
Company obligations	128,530	115,094
Clipper partnerships	15,623	15,829
Unfavorable lease obligations, net of accumulated amortization of $12,415
and $11,166 at September 30, 2006 and December 31, 2005, respectively	10,102	11,454
Deferred income taxes	7,660	2,412
Other long-term liabilities	15,835	16,456

Total liabilities	512,505	515,201

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock of $.01 par value, authorized
10,000,000 shares, no shares were issued or outstanding as of
September 30, 2006 and December 31, 2005	-	-
Common stock of $.01 par value, authorized
50,000,000 shares, 31,381,195 shares issued and 31,371,013 shares outstanding as of September 30, 2006 and 31,143,728 shares issued
and 31,133,546 shares outstanding as of December 31, 2005	314	311
Additional paid-in capital	432,122	428,383
Accumulated deficit	(422,363)	(431,498)
	10,073	(2,804)
Less:
Common stock held in treasury, at cost, 10,182 shares
as of September 30, 2006 and December 31, 2005	(91)	(91)
Total stockholders' equity (deficit)	9,982	(2,895)
Total liabilities and stockholders' equity (deficit)	$522,487	$512,306

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005
	(unaudited)	(unaudited)

Total net revenues	$273,944	$200,644
Costs and expenses:
Operating salaries and benefits	155,006	120,488
Self-insurance for workers' compensation and general and
professional liability insurance	12,513	9,409
Operating administrative expenses	6,463	5,946
Other operating costs	61,071	40,562
Facility rent expense	13,780	9,446
General and administrative expenses	12,580	10,825
Depreciation and amortization	5,146	2,206
Provision for losses on accounts receivable	2,557	505
Interest, net	4,733	2,927
Restructuring costs, net	1	3
Loss on contract termination	975	-
(Gain) loss on sale of assets, net	(87)	10
Total costs and expenses	274,738	202,327

Loss before income taxes and discontinued operations	(794)	(1,683)
Income tax (benefit) expense	(169)	42
Loss from continuing operations	(625)	(1,725)

Discontinued operations:
Income from discontinued operations, net of related tax
expense of $327 for the three months ended September 30, 2006	283	473
(Loss) gain on disposal of discontinued operations, net of related
tax benefit of $48 for the three months ended September 30, 2006	(180)	8,586
Income from discontinued operations, net	103	9,059

Net (loss) income	$(522)	$7,334

Basic and diluted earnings per common and common
equivalent share:
Loss from continuing operations	$(0.02)	$(0.11)
Income from discontinued operations	-	0.59
Net (loss) income	$(0.02)	$0.48

Weighted average number of common and common
equivalent shares outstanding:
Basic and diluted	31,345	15,365

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)

Total net revenues	$818,305	$590,655
Costs and expenses:
Operating salaries and benefits	460,438	349,525
Self-insurance for workers' compensation and general and
professional liability insurance	31,522	25,819
Operating administrative expenses	21,264	17,217
Other operating costs	183,807	122,166
Facility rent expense	40,360	28,101
General and administrative expenses	36,353	33,515
Depreciation and amortization	12,085	6,193
Provision for losses on accounts receivable	6,548	1,446
Interest, net	14,289	8,631
Loss on asset impairment	-	361
Restructuring costs, net	(1)	112
Loss on sale of assets, net	156	877
Loss on contract termination	975	-
Loss on extinguishment of debt, net	-	408
Total costs and expenses	807,796	594,371

Income (loss) before income taxes and discontinued operations	10,509	(3,716)
Income tax expense (benefit)	3,353	(774)
Income (loss) from continuing operations	7,156	(2,942)

Discontinued operations:
Income from discontinued operations, net of related tax
expense of $1,627 for the nine months ended September 30, 2006	2,354	6,443
(Loss) gain on disposal of discontinued operations, net of related
tax benefit of $134 for the nine months ended September 30, 2006	(375)	9,594
Income from discontinued operations, net	1,979	16,037

Net income	$9,135	$13,095

Basic and diluted earnings per common and common
equivalent share:
Income (loss) from continuing operations	$0.23	$(0.19)
Income from discontinued operations	0.06	1.04
Net income	$0.29	$0.85

Weighted average number of common and common
equivalent shares outstanding:
Basic	31,252	15,343
Diluted	31,338	15,343

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(522)	$7,334	$9,135	$13,095
Adjustments to reconcile net (loss) income to net cash provided by (used for)
operating activities, including discontinued operations:
Depreciation	3,582	1,138	7,645	3,304
Amortization	1,796	1,324	5,153	3,606
Amortization of favorable and unfavorable lease intangibles, net	(376)	(379)	(1,134)	(1,335)
Provision for losses on accounts receivable	2,823	756	7,215	2,424
Loss (gain) on disposal of discontinued operations, net	180	(8,586)	375	(9,594)
(Gain) loss on sale of assets	(87)	10	156	877
Loss on extinguishment of debt, net	-	-	-	408
Loss on asset impairment	-	-	-	361
Restricted stock and stock option compensation	732	431	1,739	983
Other, net	(15)	14	15	99
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,756	9,729	(11,962)	(1,460)
Inventories, net	(7)	8	(2)	12
Other receivables, net	466	185	(997)	1,824
Restricted cash	(3,581)	2,456	(3,869)	1,134
Prepaids and other assets	3,594	181	(362)	(3,622)
Accounts payable	(2,673)	(1,840)	(1,449)	(1,008)
Accrued compensation and benefits	1,898	(3,020)	(2,676)	(5,416)
Accrued self-insurance obligations	3,882	(3,101)	(5,918)	(14,106)
Income taxes payable	(82)	(159)	6,746	84
Other accrued liabilities	(4,197)	(3,456)	(5,710)	(6,138)
Other long-term liabilities	(269)	-	(809)	(405)
Net cash provided by (used for) operating activities	12,900	3,025	3,291	(14,873)

Cash flows from investing activities:
Capital expenditures, net	(5,458)	(4,082)	(14,083)	(11,799)
Proceeds from sale of assets held for sale	942	7,692	942	9,405
Acquisitions, net of cash acquired	(3,120)	(4,200)	(3,356)	(5,405)
Repayment of long-term notes receivable	-	-	-	237
Insurance proceeds received	150	-	150	-
Net proceeds from sale/leaseback	-	-	838	-
Net cash used for investing activities	(7,486)	(590)	(15,509)	(7,562)

Cash flows from financing activities:
Net (payments) borrowings under Revolving Loan Agreement	(1,486)	(12,536)	24,368	20,815
Long-term debt borrowings	-	11,000	11,636	11,000
Long-term debt repayments	(2,655)	(1,712)	(23,219)	(18,036)
Principal payments under capital lease obligations	(819)	-	(853)	-
Distribution of partnership equity	-	(25)	(123)	(327)
Net proceeds from issuance of common stock from the exercise of
employee stock options	320	-	499	-
Net cash (used for) provided by financing activities	(4,640)	(3,273)	12,308	13,452

Net increase (decrease) in cash and cash equivalents	774	(838)	90	(8,983)
Cash and cash equivalents at beginning of period	15,957	14,451	16,641	22,596
Cash and cash equivalents at end of period	$16,731	$13,613	$16,731	$13,613

Supplemental Disclosures:
Non-cash investing and financing activities:
A capital lease obligation of $11,200 was converted to an operating lease in the nine months ended September 30, 2006.
A capital lease obligation of $879 was incurred when we entered into a lease for new equipment in the nine months ended September 30, 2006.
Capital lease obligations of $1,630 were incurred in September, 2006 when we entered into new computer leases.

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

Business

     We are a provider of long-term, subacute and related specialty healthcare in the United States. We operate through four principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, (iii) medical staffing services, and (iv) laboratory and radiology services. Inpatient services represents the most significant portion of our business. We operated 155 long-term care facilities, inclusive of 10 facilities under a management contract, in 19 states as of September 30, 2006.

     During the quarter ended September 30, 2006, Sun announced the acquisition of Preferred Hospice of Oklahoma, Inc. (“Preferred Hospice”), the pending sale of its home health services segment, SunPlus Home Heath Services, Inc. (“SunPlus”) and substantially completed, as required by Generally Accepted Accounting Principles (“GAAP”), the formal valuation of the assets acquired and liabilities assumed in connection with the acquisition of Peak Medical Corporation (“Peak”) completed in December, 2005. Simultaneous with the acquisition of Preferred Hospice, the management agreement for the management of five hospice programs owned by Sun was terminated resulting in a charge of $1.0 million. After the announcement of the sale of SunPlus, the home health services segment was reclassified as a discontinued operation for all periods reported.

Other Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at September 30, 2006, and the consolidated results of our operations and cash flows for the three and nine-month periods ended September 30, 2006 and 2005, respectively. We believe that all adjustments are of a normal and recurring nature with the exception of certain purchase accounting adjustments made in accordance with the provisions of Statement of Financial Accounting Standards, Business Combinations ("SFAS No. 141") (see “Note 2 - Acquisitions”). These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K"). The results of operations for the nine months ended September 30, 2006 presented in the accompanying consolidated financial statements are not necessarily representative of the results that may be expected for the year ending December 31, 2006.

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

Reclassification

     Certain reclassifications of assets, liabilities, income and expense have been made to the prior period financial statements to conform to the 2006 financial statement presentation. Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2005 (see “Note 5 - Discontinued Operations”) for all periods presented

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to discontinued operations within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

(2)  Acquisitions

Harborside

     In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), which operates 76 skilled nursing facilities, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and to refinance or assume Harborside’s debt (which includes indebtedness to be incurred to purchase, prior to closing, certain facilities that are currently leased by Harborside). We estimate that the amount of such debt, which will fluctuate until the closing, will approximate $275 million at the closing. Sun has received debt financing commitments from Credit Suisse and CIBC World Markets Corp. to fund the purchase price and the refinancing of certain Harborside and Sun debt and provide a revolving credit facility for working capital and other general corporate purposes. Harborside’s operations are located in ten states with 9,100 licensed beds, which states overlap or are contiguous to our eastern operating locations. Harborside had approximately 9,300 employees serving approximately 8,300 residents at its facilities as of September 30, 2006. The transaction is expected to close in the first half of 2007, subject to certain closing conditions that include regulatory and other approvals.

Peak

     In December 2005, we completed the purchase of Peak, which operated or managed 56 inpatient facilities, by acquiring all of the outstanding stock of Peak in exchange for approximately 8.9 million shares of our stock. Peak's results of operations have been included in the consolidated financial statements since the date of acquisition.

     The total purchase price of the Peak acquisition was as follows (in thousands):

Fair value of approximately 8.9 million shares of Common Stock issued	$55,538
Fair value of assumed debt obligations	95,739
Stock option costs	320
Direct transaction costs	12,832
$164,429

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

     We engaged a third-party valuation firm to complete a valuation of Peak's property and equipment and identifiable intangible assets, which valuation was substantially completed during the third quarter of 2006. We adjusted the purchase price allocation in the third quarter to reflect the appraiser’s valuation of owned property and equipment. As a result of this adjustment, property and equipment was increased by $28.4 million, from our preliminary estimate of $74.6 million to $103.0 million, goodwill was adjusted down by the same $28.4 million, and we booked a cumulative depreciation charge of $1.4 million in the third quarter of 2006. Annual depreciation attributable to the purchased properties will be $3.8 million.  In addition, we finalized our valuation of insurance reserves for Peak's general and professional and workers' compensation liabilities, which resulted in an additional increase of $5.4 million to goodwill, and a corresponding decrease of $3.5 million to prepaid insurance, a net increase of $1.1 million to self-insurance liabilities, and a credit of $0.8 million to the current period expense for workers’ compensation insurance. The valuation of any intangibles associated with the Peak acquisition will be finalized in the fourth quarter of 2006 and we do not anticipate significant changes from the preliminary estimates.

Other Acquisitions

      In August 2006, we completed the purchase of Preferred Hospice, which operates two hospice programs in Oklahoma and which had also managed five of our hospice programs, by acquiring all of the outstanding stock of Preferred Hospice in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exchange for approximately $4.6 million. The purchase price included an allocation of $1.0 million related to the cancellation of the existing management agreement which was expensed in the current period. The remainder of the purchase price has been allocated to goodwill and will be subject to annual impairment tests.

     In August  2005, we acquired ProCare One Nurses, LLC ("ProCare"), a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets representing goodwill was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

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

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equals or exceeds 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of September 30, 2006 was $90.0 million, net of specified reserves of $4.9 million. As of September 30, 2006, we had $34.5 million in borrowings outstanding and we had issued $15.0 million in letters of credit, leaving $40.5 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement. As of September 30, 2006, we were in compliance with these covenants.

(4)  Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2006	December 31, 2005

Revolving loan agreement	$34,510	$10,141
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.5% to 10.8%, collateralized by various facilities (1)(2)	154,577	158,874
Capital leases (3)	2,523	11,204

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Industrial revenue bonds	4,765	6,360
Other long-term debt	5,458	11,200
Total long-term debt(1)	201,833	197,779
Less amounts due within one year	(57,680)	(66,856)
Long-term debt, net of current portion	$144,153	$130,923

(1)	Includes fair value premium of $0.3 million related to the Peak acquisition (see "Note 2 - Acquisitions").
(2)	Includes $49.3 million and $50.2 million related to the consolidation of Clipper as of September 30, 2006 and December 31, 2005, respectively (see "Note 7 - Variable Interest Entities").
(3)	Includes reduction of $11.2 million related to conversion of a capital lease to an operating lease with no principal payment as of September 30, 2006.

The scheduled or expected maturities of long-term debt, excluding premiums, as of September 30, 2006, were as follows (in thousands):

2007	$57,680
2008	24,664
2009	3,534
2010	46,785
2011	14,092
Thereafter	54,735
Total	$201,490

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper, (in thousands): $33,684, $289, $305, $323, $342, and $14,364 for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively. We intend to refinance $33.4 million of the debt due in 2007 in the fourth quarter of 2006 (see "Note 7 - Variable Interest Entities").

(5)  Discontinued Operations

     In accordance with the provisions of Statement of Financial Accounting Standards, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the results of operations of the disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Of the $15.0 million, $7.7 million of the hold back was received during September 2005. Settlement of the remainder of the hold back is pending the completion of a net asset adjustment reconciliation satisfactory to both parties to the transaction. The reconciliation, which is not directly related to the hold back consideration, and for which provision has previously been made, is expected to be completed during 2006.

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

     Home Health Services: In August 2006, we entered into an agreement to sell SunPlus (“SunPlus”), for a purchase price of $19.3 million. SunPlus provides skilled home health care, non-skilled home care, as well as pharmacy services in California and Ohio. SunPlus had net revenues of $60.8 million in 2005 and had approximately 1,200 employees as of September 30, 2006. For the three months and nine months ended September 30, 2006, SunPlus had net revenues of $15.4 million and $46.2 million, respectively. For the three and nine months ended September 30, 2006, SunPlus recorded net

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

segment income of $0.5 million and $1.4 million, facility rent of $0.5 million and $1.4 million, depreciation and amortization of $0.2 million and $0.7 million, and interest expense of $2 thousand and $7 thousand, respectively. The sale is expected to close in December 2006, subject to certain closing conditions that include regulatory and other approvals. The home health services operations have been reclassified to assets and liabilities held for sale. Pursuant to SFAS No. 144, their net revenues and net operating income have been reclassified to discontinued operations for all periods presented.

     Other Operations: In December 2004, we closed our comprehensive outpatient rehabilitation facilities in Colorado.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the
	Three Months Ended
	September 30, 2006
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Home Health	Other	Total

Net operating revenues	$(150)	$-	$-	$15,391	$-	$15,241
(Loss) income from discontinued
operations, net (1)	$(55)	$-	$(16)	$356	$(2)	$283
Loss on disposal of
discontinued operations, net	(42)	(13)	-	(125)	-	(180)
(Loss) income on discontinued
operations, net (2)	$(97)	$(13)	$(16)	$231	$(2)	$103

(1) Net of related tax expense of $327
(2) Net of related tax benefit of $48

	For the
	Three Months Ended
	September 30, 2005
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Home Health	Other	Total

Net operating revenues	$188	$-	$539	$15,623	$-	$16,350
Income (loss) from discontinued
operations, net	$203	$1	$(515)	$788	$(4)	$473
Gain (loss) on disposal of
discontinued operations, net	973	7,619	-	-	(6)	8,586
Income (loss) on discontinued
operations, net	$1,176	$7,620	$(515)	$788	$(10)	$9,059

	For the
	Nine Months Ended
	September 30, 2006
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Home Health	Other	Total

Net operating revenues	$(145)	$-	$-	$46,160	$-	$46,015
Income (loss) from discontinued
operations, net (1)	$1,454	$5	$(117)	$1,017	$(5)	$2,354
(Loss) gain on disposal of
discontinued operations, net (2)	(18)	(29)	(211)	(125)	8	(375)
Income (loss) on discontinued
operations, net	$1,436	$(24)	$(328)	$892	$3	$1,979

(1) Net of related tax expense of $1,627
(2) Net of related tax benefit of $134

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the
	Nine Months Ended
	September 30, 2005
	Inpatient Services	Pharmaceutical Services	Laboratory/ Radiology	Home Health	Other	Total

Net operating revenues	$2,287	$-	$2,298	$45,509	$-	$50,094
Income (loss) from discontinued
operations, net	$5,686	$5	$(1,396)	$2,201	$(53)	$6,443
Gain (loss) on disposal of
discontinued operations, net	1,395	7,594	632	-	(27)	9,594
Income (loss) on discontinued
operations, net	$7,081	$7,599	$(764)	$2,201	$(80)	$16,037

(6)  Assets Held for Sale

     As of September 30, 2006, assets held for sale consisted of (i) SunPlus, our home health services operations located in California and Ohio (see “Note 5 - Discontinued Operations”), with a net carrying amount of $11.3 million, consisting of $14.6 million in assets, offset in part by $3.3 million in liabilities and (ii) an undeveloped parcel of land valued at $1.0 million, which is classified in our Corporate segment in our consolidated financial statements, which we expect to sell in the next year.

     As of December 31, 2005, assets held for sale consisted of two undeveloped parcels of land valued at $1.9 million, classified in our Corporate segment in our consolidated financial statements. One parcel was sold for $0.9 million in the third quarter of 2006.

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

     We have concluded that Clipper is a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $9.4 million of the option value in other long-term liabilities in our consolidated balance sheets. The remaining $0.4 million is recorded as current in other accrued liabilities in our consolidated balance sheets. We have not recorded any minority interest associated with the 88.5% interest in which we do not own since the net equity of the Clipper entities had a net equity deficiency and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $0.9 million for each of the three months ended September 30, 2006 and 2005, respectively, and $2.6 million for each of the nine months ended September 30, 2006 and 2005, respectively, and included

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$49.3 million and $50.2 million of mortgage debt of Clipper in our consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively, although we own less than 12% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships, limited liability companies and sole proprietorship that own the Clipper properties and none of our assets. Creditors do not have any general recourse against us for the mortgage debt.

     Our consolidated assets and liabilities and stockholders' equity (deficit) reflect the value of the assets and liabilities of Clipper, which equaled $59.5 million and $62.4 million, respectively, as of September 30, 2006 and December 31, 2005. Upon consolidation, we eliminated our investment in Clipper. The following provides a summary of the balance sheet impact of Clipper upon consolidation as of September 30, 2006 and December 31, 2005 (amounts in thousands and reported before elimination):

	September 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$343	$708
Other receivables	250	250
Restricted cash, current	1,083	1,021
Prepaids and other assets	44	131
Total current assets	1,720	2,110

Property and equipment, net:
Land	6,171	6,171
Land improvements	35	38
Buildings	35,266	36,335
Building improvements	2,752	2,223
Equipment	153	89
Construction-in-process	86	165
Total property and equipment, net	44,463	45,021

Favorable lease intangibles, net	8,485	9,982
Intercompany	4,836	5,240

Total assets	$59,504	$62,353

Current liabilities:
Mortgages, current	$33,684	$34,415
Other accrued liabilities	600	551
Total current liabilities	34,284	34,966

Mortgages, net of current	15,623	15,829
Other long-term liabilities	15,987	16,421
Total long-term liabilities	31,610	32,250

Total liabilities	65,894	67,216

Stockholders' deficit:
Accumulated deficit	(6,390)	(4,863)

Total liabilities and stockholders' deficit	$59,504	$62,353

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three months ended September 30, 2006, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $0.5 million comprised of a $1.0 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense. For the three months ended September 30, 2005, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $0.7 million comprised of a $1.0 million charge to interest expense, a $0.3 million charge to depreciation expense, and $0.2 million in property taxes, partially offset by a $0.9 million credit to rent expense.

     For the nine months ended September 30, 2006, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $1.4 million comprised of a $2.9 million charge to interest expense, and a $1.0 million charge to depreciation expense, partially offset by a $2.6 million credit to rent expense. For the nine months ended September 30, 2005, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $1.9 million comprised of a $3.1 million charge to interest expense, a $0.9 million charge to depreciation expense, and a $0.4 million loss on extinguishment of debt, partially offset by a $2.6 million credit to rent expense.

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

     Based on the results of the actuarial analysis for general and professional liability completed in June 2006, we reduced our reserves related to prior periods by $8.0 million in June 2006, of which $5.4 million related to continuing operations for incidents in prior years, and $2.6 million related to discontinued operations for incidents in prior years. As a result of the actuarial analysis for general and professional liability insurance completed in June 2005, we reduced our reserves related to prior periods by $12.0 million in June 2005, of which $3.4 million related to continuing operations for incidents in prior years, and $8.6 million related to discontinued operations for incidents in prior years. Claims paid for the three and nine months ended September 30, 2006 were $6.9 million and $21.2 million, respectively, and $4.3 million and $14.7 million for the three and nine months ended September 30, 2005, respectively.

     The majority of our workers' compensation risks are insured through insurance policies with third parties with a $1.0 million per claim deductible for claims other than in Wyoming where a state-mandated monopolistic workers' compensation

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Based on the results of the actuarial analysis for workers' compensation completed in June 2006, no adjustments were made to our reserves related to prior periods. As a result of the actuarial analysis completed in June 2005, we increased our reserves related to prior periods by $5.0 million in June 2005, of which $2.8 million related to continuing operations for incidents in prior years, and $2.2 million related to discontinued operations for incidents in prior years. Based on a finalization of insurance reserves in connection with the Peak acquisition (see “Note 2 - Acquisitions”), we reduced our workers’ compensation expense by $0.8 million for the three months ended September 30, 2006 related to prior periods. Claims paid for the three and nine months ended September 30, 2006 were $4.2 million and $17.4 million, respectively and $2.2 million and $11.7 million for the three and nine months ended September 30, 2005, respectively.

     Excluding the actuarial adjustments related to prior periods noted above, related to incidents in prior years, the provision for insurance risks was as indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Professional Liability:
Continuing operations	$7,626	$5,457	$22,102	$15,679
Discontinued operations	39	60	116	288
	$7,665	$5,517	$22,218	$15,967

Workers' Compensation:
Continuing operations	$5,664	$3,952	$15,567	$10,692
Discontinued operations	322	369	935	1,154
	$5,986	$4,321	$16,502	$11,846

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the assets and liabilities related to insurance risks at September 30, 2006 and December 31, 2005 is as indicated (in thousands):
	September 30, 2006			|	December 31, 2005
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$4,230	$16,546	$20,776	|	$3,626	$13,427	$17,053
Non-current	-	31,929	31,929	|	-	32,076	32,076
Total	$4,230	$48,475	$52,705	|	$3,626	$45,503	$49,129
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$20,790	$17,199	$37,989	|	$19,180	$13,427	$32,607
Non-current	60,930	38,401	99,331	|	67,274	42,679	109,953
Total	$81,720	$55,600	$137,320	|	$86,454	$56,106	$142,560

(1)
Total restricted cash excluded $11,823 and $11,530 at September 30, 2006 and December 31, 2005, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $3,953 and $4,631 at September 30, 2006 and December 31, 2005, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $6,644 and $750 for general and professional liability insurance and workers' compensation, respectively, as of September 30, 2006 and $5,000 and $6,471 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2005.

(9)  Capital Stock

(a)  Common Stock

     As of September 30, 2006, we had issued 31,381,195 shares, inclusive of 10,182 treasury shares. The shares issued included (i) 9,998,142 shares in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization implemented in connection with our emergence from Chapter 11 bankruptcy proceedings in 2002 (“Plan of Reorganization”), (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, and (vi) 425,931 shares pursuant to stock options and stock awards to our employees and directors.

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

     Pursuant to the 2004 Plan, as of September 30, 2006, excluding Performance Share Awards, our employees and directors held options to purchase 1,132,969 shares of common stock, 22,158 shares of unvested restricted common stock, and 226,684 unvested restricted stock units. As of September 30, 2006, 22,158 shares of restricted common stock valued at $11.25 per share were held by our executive officers and key employees. During the nine months ended September 30, 2006, we issued 308,123 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

     As of September 30, 2006, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

     Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the "Peak Plan").  As of September 30, 2006, our employees held options to purchase 15,369 shares of common stock under the Peak Plan, and 85,468 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported(1)	$7,334	$13,095
Pro forma stock option compensation
expense, net of $0 tax	(298)	(1,183)
Pro forma net income	$7,036	$11,912

Net income per share:
Basic and diluted:
Net income, as reported	$0.48	$0.85
Pro forma stock option compensation
expense, net of $0 tax	(0.02)	(0.07)
Pro forma net income	$0.46	$0.78

(1)
Includes total charges to our consolidated statements of income related to restricted stock grants of $0.4 million for the three months ended September 30, 2005 and $1.0 million for the nine months ended September 30, 2005.

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

      The adoption of SFAS No. 123(R) reduced income before income taxes and discontinued operations, and net (loss) income for the three and nine months ended September 30, 2006, respectively, by $0.4 million and $0.9 million. Basic and diluted (loss) earnings per share of ($0.02) and $0.29 for the three and nine months ended September 30, 2006, respectively, were not impacted by the adoption of SFAS No. 123(R). Pursuant to SFAS No. 123(R), the cash flows resulting from the tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) should be classified as financing cash flows. However, since we have a net operating loss carryforward that is increased by any excess tax benefit, then the tax benefit is not recognized until the deduction actually reduces current taxes payable. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was $2.6 million, which includes $1.0 million for the Performance Share Awards, and the related weighted-average period over which it is expected to be recognized is approximately 2.77 years.

     A summary of option activity under the 2004 Plan, the Director Plan, and the Peak Plan, excluding Performance Share Awards, during the nine months ended September 30, 2006 are presented below:
Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,383	$7.03
Granted	24	6.81
Exercised	(126)	4.43
Forfeited or expired	(113)	7.05
Outstanding at September 30, 2006	1,168	$7.30	6 years	$(4,016)

Exercisable at September 30, 2006	636	$7.37	6 years	$(2,145)

     In connection with the restricted stock awards granted to employees, under APB No. 25, we recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost. SFAS No. 123(R) prohibits this "gross-up" of stockholders' equity. As a result, we have reduced paid-in capital and unearned compensation by the same amount for all periods presented and upon the effective date of the adoption of SFAS No. 123(R), compensation cost is recognized over the requisite service period with an offsetting credit to equity and the full fair value of the share-based payment is not recognized until the instrument is vested. A summary of restricted stock activity with our share-based compensation plans, excluding Performance Share Awards, during the nine months ended September 30, 2006, is as follows:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	370	$9.17
Granted	12	$6.92
Vested	(88)	$14.55
Forfeited	(23)	$6.41
Nonvested at September 30, 2006	271	$7.56

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The total fair value of restricted shares vested during the three and nine months ended September 30, 2006 was $0.3 million and $0.9 million, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2005, respectively.

     Pursuant to FAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our stock. The expected term of options granted is derived using a temporary "shortcut approach" of our "plain vanilla" employee stock options. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005, excluding Performance Share Awards, was $3.20 and $4.16, respectively.

Expected volatility	60.42% - 80.62%
Weighted-average volatility	68.35%
Expected term (in years)	4.75
Risk-free rate	3.02% - 4.66%

(10)  Earnings per Share

     Basic net income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the three and nine months ended September 30, 2006, include all the common shares that are presently outstanding, common shares to be issued pursuant to our Plan of Reorganization, and the common shares issued as common stock awards. See "Note 9 - Capital Stock."

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

     The current benefit for income taxes of $0.2 million for the three months ended September 30, 2006 is based on a combined federal and state effective income tax rate of approximately 21%. The current provision for income taxes of $42,000 for the three months ended September 30, 2005 was based on estimated state income tax liability for that period. The provision for income taxes of $3.4 million for the nine months ended September 30, 2006 consists of a provision of $4.4 million based on an effective tax rate of approximately 44% offset by $1.2 million of IRS refunds received due to NOL carrybacks. The current benefit for income taxes of $0.8 million for the nine months ended September 30, 2005 consisted of $1.0 million of IRS refunds received due to NOL carrybacks offset by $0.2 million of estimated state income tax liability for that period. The estimated state income tax liability for the September 30, 2005 periods resulted from the operations of profitable subsidiaries in states that do not allow combined, consolidated or unitary tax return filings. The valuation allowance offsetting our deferred tax assets was established primarily in fresh start accounting upon our emergence from bankruptcy in 2002.  As a result, the reversal of any portion of this valuation allowance from the utilization of tax NOL carryforwards would affect paid-in capital instead of the tax provision.  Since we incurred a tax NOL for 2005, and are projecting a tax NOL for 2006, no overall tax benefits other than for refunds received were recorded for these periods for federal income tax purposes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The issuance of our common stock in connection with the acquisition of Peak in 2005 resulted in an ownership change under Section 382. The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $10.0 million. Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.

     After considering the reduction in tax attributes resulting from the preliminary calculation of the Section 382 limitation, we have Federal NOL carryforwards of approximately $171.7 million with expiration dates from 2006 through 2026. Various subsidiaries have state NOL carryforwards totaling approximately $92.1 million with expiration dates through the year 2026.

     Our application of the rules under Section 382 is subject to challenge upon IRS review. A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to the date of the Peak acquisition.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As of September 30, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position or results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     In August 2006, we entered into an agreement to sell SunPlus, our home health services operations, for a purchase price of $19.3 million (see “Note 5 - Discontinued Operations”). The home health services operations have been reclassified to assets and liabilities held for sale, and pursuant to SFAS No. 144, their net revenues and net operating income has been reclassified to discontinued operations for all periods presented and is no longer considered a reportable segment.

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services: This segment provides, through SunBridge Healthcare Corporation and its subsidiaries (collectively "SunBridge"), inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At September 30, 2006, we operated 155 long-term care facilities (consisting of 132 skilled nursing facilities (10 of which are under a management contract), 13 assisted and independent living facilities, seven mental health facilities, and three specialty acute care hospitals) with 16,687 licensed beds as compared with 102 long-term care facilities (consisting of 85 skilled nursing facilities, six mental health facilities, eight assisted living facilities and three specialty acute care hospitals) with 10,551 licensed beds at September 30, 2005. This segment also includes Preferred Hospice of Oklahoma, Inc. and PMC Hospice Services, Inc., which provide hospice services in Oklahoma, Colorado and New Mexico.  These hospice services include palliative care for individuals facing end of life issues, including spiritual counseling, social services and pain management.

Rehabilitation Therapy Services: This segment provides, among other services, physical, occupational and speech therapy services to affiliated and nonaffiliated skilled nursing, assisted living and independent living facilities. At September 30, 2006, this segment provided services to 386 facilities, 298 nonaffiliated and 88 affiliated, as compared to 411 facilities, of which 319 were nonaffiliated and 92 were affiliated at September 30, 2005. We also provide rehabilitative and special education services to pediatric clients as well as rehabilitation therapy services for adult home healthcare clients in the greater New York City metropolitan area through HTA of New York, Inc.

Medical Staffing Services: As of September 30, 2006, this segment derived 62% of its revenues from hospitals and other providers, 25% from skilled nursing facilities, 4% from schools and 9% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of September 30, 2006, this segment had 28 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and two division offices, which specialize in the placement of temporary traveling therapists and two division offices specializing in permanent placement of healthcare professionals.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Laboratory and Radiology Services: This segment provides medical laboratory and radiology services to skilled nursing facilities in Massachusetts and Rhode Island.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:
As of and for the
Three Months Ended
September 30, 2006	Segment Information (in thousands):

		Rehabilitation	Medical	Laboratory and
	Inpatient	Therapy	Staffing	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$224,250	$24,608	$21,305	$3,764	$17	$-	$273,944	$15,241

Intersegment revenues	1	9,725	322	56	-	(10,104)	-	-

Total revenues	224,251	34,333	21,627	3,820	17	(10,104)	273,944	15,241

Operating salaries and benefits	109,999	25,637	17,159	2,211	-	-	155,006	11,692

Self insurance for workers'
compensation and general and
professional liability insurance	11,555	433	290	137	98	-	12,513	361

Other operating costs	63,570	4,978	1,415	1,212	-	(10,104)	61,071	1,375

General and administrative expenses	4,600	1,204	572	87	12,580	-	19,043	206

Provision for losses on accounts
receivable	2,278	193	40	46	-	-	2,557	266

Segment operating income (loss)	$32,249	$1,888	$2,151	$127	$(12,661)	$-	$23,754	$1,341

Facility rent expense	13,405	103	191	81	-	-	13,780	494

Depreciation and amortization	4,249	95	190	100	512	-	5,146	232

Interest, net	3,270	(1)	39	17	1,408	-	4,733	5

Net segment income (loss)	$11,325	$1,691	$1,731	$(71)	$(14,581)	$-	$95	$610

Identifiable segment assets	$379,702	$17,967	$33,271	$3,576	$598,741	$(525,658)	$507,599	$14,888

Segment capital expenditures	$4,851	$48	$77	$90	$1,157	$-	$6,223	$54

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Three Months Ended
September 30, 2005	Segment Information (in thousands):

		Rehabilitation	Medical	Laboratory and
	Inpatient	Therapy	Staffing	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$153,496	$25,365	$18,374	$3,398	$11	$-	$200,644	$16,350

Intersegment revenues	(1)	9,355	154	41	-	(9,549)	-	-

Total revenues	153,495	34,720	18,528	3,439	11	(9,549)	200,644	16,350

Operating salaries and benefits	78,299	25,217	14,749	2,223	-	-	120,488	12,142

Self insurance for workers'
compensation and general and
professional liability insurance	8,520	444	241	121	83	-	9,409	429

Other operating costs	42,126	5,660	1,179	1,146	-	(9,549)	40,562	1,947

General and administrative expenses	3,351	1,910	616	69	10,825	-	16,771	355

Provision (adjustment) for losses on
accounts receivable	511	(21)	(45)	60	-	-	505	251

Segment operating income (loss)	$20,688	$1,510	$1,788	$(180)	$(10,897)	$-	$12,909	$1,226

Facility rent expense	9,077	132	161	76	-	-	9,446	490

Depreciation and amortization	1,726	60	113	76	231	-	2,206	255

Interest, net	1,634	(5)	7	-	1,291	-	2,927	8

Net segment income (loss)	$8,251	$1,323	$1,507	$(332)	$(12,419)	$-	$(1,670)	$473

Identifiable segment assets	$174,028	$27,652	$33,466	$2,634	$441,762	$(376,398)	$303,144	$17,115

Segment capital expenditures	$2,719	$34	$40	$-	$1,119	$-	$3,912	$170

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Nine Months Ended
September 30, 2006	Segment Information (in thousands):

		Rehabilitation	Medical	Laboratory and
	Inpatient	Therapy	Staffing	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$666,799	$76,266	$64,047	$11,171	$22	$-	$818,305	$46,015

Intersegment revenues	-	28,723	752	165	-	(29,640)	-	-

Total revenues	666,799	104,989	64,799	11,336	22	(29,640)	818,305	46,015

Operating salaries and benefits	324,329	77,462	51,963	6,684	-	-	460,438	35,232

Self insurance for workers'
compensation and general and	28,836	1,239	796	381	270	-	31,522	(1,580)
professional liability insurance

Other operating costs	189,276	16,881	3,791	3,515	(16)	(29,640)	183,807	4,878

General and administrative expenses	13,772	5,035	2,201	256	36,353	-	57,617	649

Provision for losses on accounts
receivable	5,922	263	230	133	-	-	6,548	666

Segment operating income (loss)	$104,664	$4,109	$5,818	$367	$(36,585)	$-	$78,373	$6,170

Facility rent expense	39,212	302	611	235	-	-	40,360	1,460

Depreciation and amortization	9,645	283	564	279	1,314	-	12,085	713

Interest, net	10,337	(9)	113	41	3,807	-	14,289	16

Net segment income (loss)	$45,470	$3,533	$4,530	$(188)	$(41,706)	$-	$11,639	$3,981

Identifiable segment assets	$379,702	$17,967	$33,271	$3,576	$598,741	$(525,658)	$507,599	$14,888

Segment capital expenditures	$11,205	$172	$182	$286	$2,865	$-	$14,710	$226

     The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, restructuring costs, net, loss on sale of assets, net, loss on contract termination, income taxes and discontinued operations.

     The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on sale of assets, net, loss on contract termination, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Nine Months Ended
September 30, 2005	Segment Information: (in thousands):

		Rehabilitation	Medical	Laboratory and
	Inpatient	Therapy	Staffing	Radiology		Intersegment		Discontinued
	Services	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$454,478	$75,358	$50,010	$10,791	$18	$-	$590,655	$50,094

Intersegment revenues	-	27,490	516	130	-	(28,136)	-	-

Total revenues	454,478	102,848	50,526	10,921	18	(28,136)	590,655	50,094

Operating salaries and benefits	229,357	72,829	40,583	6,756	-	-	349,525	37,101

Self insurance for workers'
compensation and general and
professional liability insurance	23,214	1,309	691	364	241	-	25,819	(4,975)

Other operating costs (1)	126,792	17,567	2,966	3,376	9	(28,136)	122,574	7,404

General and administrative expenses	9,817	5,607	1,694	99	33,515	-	50,732	946

Provision (adjustment) for losses on
accounts receivable	1,764	(474)	(106)	262	-	-	1,446	977

Segment operating income (loss)	$63,534	$6,010	$4,698	$64	$(33,747)	$-	$40,559	$8,641

Facility rent expense	26,985	387	502	227	-	-	28,101	1,473

Depreciation and amortization	4,798	188	230	296	681	-	6,193	716

Interest, net	5,116	(14)	9	-	3,520	-	8,631	9

Net segment income (loss)	$26,635	$5,449	$3,957	$(459)	$(37,948)	$-	$(2,366)	$6,443

Identifiable segment assets	$174,028	$27,652	$33,466	$2,634	$441,762	$(376,398)	$303,144	$17,115

Segment capital expenditures	$7,620	$223	$144	$92	$3,404	$-	$11,483	$316

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

     The following table reconciles net segment (loss) income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	September 30, 2006	September 30, 2005

Net segment income (loss)	$95	$(1,670)
Loss on contract termination	(975)	-
Restructuring costs	(1)	(3)
Gain (loss) on sale of assets, net	87	(10)
Loss before income taxes and
discontinued operations	$(794)	$(1,683)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005

Net segment income (loss)	$11,639	$(2,366)
Loss on contract termination	(975)	-
Loss on asset impairment	-	(361)
Restructuring costs	1	(112)
Loss on sale of assets, net	(156)	(877)
Income (loss) before income taxes and
discontinued operations	$10,509	$(3,716)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Overview

     We are a nationwide provider of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 132 skilled nursing facilities (10 of which are under a management contract), 13 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals with 16,687 licensed beds located in 19 states as of September 30, 2006. We also provide rehabilitation therapy services, temporary medical staffing services, and medical laboratory and radiology services to skilled nursing facilities.

     In August 2006, we entered into an agreement to sell SunPlus Home Health Services, Inc. (“SunPlus”), for a purchase price of $19.3 million. SunPlus provides skilled home health care, non-skilled home care, as well as pharmacy services in California and Ohio. SunPlus had net revenues of approximately $60.8 million in 2005 and had approximately 1,200 employees as of September 30, 2006. The sale is expected to close in December 2006, subject to certain closing conditions that include regulatory and other approvals. The home health services operations were reclassified to assets and liabilities held for sale. Pursuant to SFAS No. 144, their net revenues and net operating income has been reclassified to discontinued operations for all periods presented.

     In August 2006, we completed the purchase of Preferred Hospice of Oklahoma, Inc. ("Preferred Hospice"), which operates two hospice programs in Oklahoma and which had also managed five of our hospice programs, by acquiring all of the outstanding stock of Preferred Hospice in exchange for approximately $4.6 million.

     In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), which operates 76 skilled nursing facilities, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and to refinance or assume Harborside’s debt (which includes indebtedness to be incurred to purchase, prior to closing, certain facilities that are currently leased by Harborside). We estimate that the amount of such debt, which will fluctuate until the closing, will approximate $275 million at the closing. Harborside operations are located in ten states with 9,100 licensed beds, which states overlap or are contiguous to our eastern operating locations.

Revenue Sources

     We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and long-term care facilities that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our facilities, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing facilities, but includes other services provided by us, such as skilled therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the				For the
	Three Months Ended				Nine Months Ended
Consolidated:	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Sources of Revenues
Medicaid	$105,980	38.7%	$74,904	37.3%	$310,214	37.9%	$215,727	36.5%
Medicare	70,803	25.8	48,852	24.3	215,453	26.3	149,507	25.3
Private pay and other	97,161	35.5	76,888	38.4	292,638	35.8	225,421	38.2
Total	$273,944	100.0%	$200,644	100.0%	$818,305	100.0%	$590,655	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the				For the
	Three Months Ended				Nine Months Ended
Inpatient Only:	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Sources of Revenues
Medicaid	$105,766	47.2%	$74,652	48.6%	$309,541	46.4%	$215,053	47.3%
Medicare	67,657	30.2	45,680	29.8	206,211	30.9	139,827	30.8
Private pay and other	50,827	22.6	33,164	21.6	151,047	22.7	99,598	21.9
Total	$224,250	100.0%	$153,496	100.0%	$666,799	100.0%	$454,478	100.0%

Medicare

     Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation's elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled or those having end-stage renal disease. Medicare is comprised of four related health insurance programs. Medicare Part A provides for inpatient services including hospital, skilled long-term care, and home healthcare. Medicare Part B provides for outpatient services including physicians' services, diagnostic service, durable medical equipment, skilled therapy services and medical supplies. Medicare Part C is a managed care option ("Medicare Advantage") for beneficiaries who are entitled to Part A and enrolled in Part B. Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dually eligible patients.

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

     The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care ("LTC") and hospital facilities for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
LTC	$344.06	$321.61	$339.23	$322.50
Hospital	$1,156.18	$1,051.86	$1,189.03	$1,052.53

     The following changes have been implemented, or are either scheduled to be implemented or proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement and, as a result, our revenues and earnings.

Skilled nursing facilities

-
The Centers for Medicaid and Medicare Services (CMS) issued a 3.1% market basket increase effective with the 2006 Federal fiscal year beginning October 1, 2005, which, when taken into consideration with a revision to the rates paid to nursing homes depending upon their geographic location that is being phased-in over a two-year period (October 1, 2005 to September 30, 2007), resulted in a net 2.6% increase. We estimate our Medicare revenues increased approximately $1.3 million for the three months ended September 30, 2006 as a result of these changes. CMS has announced a 3.1% market basket increase effective for the 2007 Federal fiscal year beginning October 1, 2006. This inflationary increase will be affected by the second half of the two-year phase-in, and we anticipate will result in a net 2.51% increase.

-
Effective January 1, 2006, Medicare RUG refinement and related legislation replaced two temporary add-on payments with an 8.5% increase to nursing weights and increased the number of RUG categories from 44 to 53. The nine new RUG categories provide for increased reimbursement for treating patients who require both rehabilitation and extensive services. As a result, our Medicare revenues increased for residents that qualified for the new RUG

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

categories. As a result of patients shifting into the nine new RUG categories during the three months ended September 30, 2006, our average Medicare rate increased $14.08 compared to the three months ended September 30, 2005. The year-to-date average percentage of rehabilitation days that were shifted into the nine new categories as of September 30, 2006 was 38.7%, which exceeded both CMS estimates and the national average for chain organizations.

-
Effective January 1, 2006, Medicare Part D became responsible for the drug cost of Medicare and Medicare/Medicaid dually eligible patients. The vast majority of long-term care residents who are Medicaid eligible are also Medicare eligible. Part D requires prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans' service areas that meet performance standards specified by CMS. We do not expect this program will have a material impact on our earnings.

-
CMS has proposed a change to the requirements for the billing of blood glucose testing. This change, if enacted, will not impact our revenues as our intermediary has had the same requirements in place for several years.

Rehabilitation therapy

-
Effective January 1, 2006, the "therapy caps," which limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy, were implemented. However, the Deficit Reduction Act of 2005 ("DRA") that was signed into law on February 8, 2006, required that CMS create an exception process for claims for services on or after January 1, 2006. Residents of long-term care facilities qualify for an automatic exception. To date, the therapy cap regulations have not had a measurable impact on our earnings.

-
The refinements to the RUG III system that became effective on January 1, 2006 resulted in some patients defaulting to a category that has a lower level of rehabilitation than was provided but has a higher rate. This anomaly was created by the 8.5% add-on made to the relative nursing weights. Contractually, we billed customers based upon the rehabilitation RUG category into which patients were classified. As patients defaulted into the lower rehabilitation category, in certain circumstances, the rate we charged defaulted to a rate that was lower than the delivered services. Pricing has been renegotiated to ensure that we are reimbursed for the services delivered.

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

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC and hospital facilities for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
LTC	$144.12	$140.05	$142.09	$137.40
Hospital	$894.09	$827.67	$897.62	$818.40

     Medicaid outlays are a significant component of state budgets and there have been increased cost containment pressures on Medicaid outlays for nursing homes. However, we received Medicaid rate increases in the third quarter for 18 of our 19 states, which resulted in increased revenue of $3.46 per patient, per day, over the second quarter.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Private payors

     We currently receive 35.5% of our revenues from commercial insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

Critical Accounting Policies Update

     We self-insure for the majority of our insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that the amounts funded to our programs of self-insurance may not be sufficient to respond to all claims asserted under those programs. In addition, in certain states in which we operate, state law prohibits insurance coverage for punitive damages arising from general and professional liability litigation, and we could be held liable for punitive damages in those states. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As of September 30, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position or results of operations. See "Note 11 - Income Taxes" in our consolidated financial statements.

     We believe there have been no significant changes during the three and nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005

Inpatient Services	$224,251	81.9%	$153,495	76.6%	$666,799	81.5%	$454,478	77.0%
Rehabilitation Therapy
Services	34,333	12.5	34,720	17.3	104,989	12.8	102,848	17.4
Medical Staffing Services	21,627	7.9	18,528	9.2	64,799	7.9	50,526	8.6
Laboratory and Radiology
Services	3,820	1.4	3,439	1.7	11,336	1.4	10,921	1.8
Corporate	17	-	11	-	22	-	18	-
Intersegment Eliminations	(10,104)	(3.7)	(9,549)	(4.8)	(29,640)	(3.6)	(28,136)	(4.8)

Total net revenues	$273,944	100.0%	$200,644	100.0%	$818,305	100.0%	$590,655	100.0%

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy, medical staffing, and laboratory and radiology services provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Inpatient Services	$1	$(1)	$-	$-
Rehabilitation Therapy Services	9,725	9,355	28,723	27,490
Medical Staffing Services	322	154	752	516
Laboratory and Radiology Services	56	41	165	130
Total affiliated revenue	$10,104	$9,549	$29,640	$28,136

     The following table sets forth the amount of net segment income (loss) for the periods presented, (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Inpatient Services	$11,325	$8,251	$45,470	$26,635
Rehabilitation Therapy Services	1,691	1,323	3,533	5,449
Medical Staffing Services	1,731	1,507	4,530	3,957
Laboratory and Radiology Services	(71)	(332)	(188)	(459)
Net segment income before Corporate	14,676	10,749	53,345	35,582
Corporate	(14,581)	(12,419)	(41,706)	(37,948)

Net segment income (loss)	$95	$(1,670)	$11,639	$(2,366)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the Three Months Ended
	September 30, 2006	September 30, 2005

Total net revenues	100.00%	100.0%
Costs and expenses:
Operating salaries and benefits	56.5	59.9
Self-insurance for workers' compensation and general
and professional liability insurance	4.6	4.7
Operating administrative expenses	2.4	3.0
Other operating costs	22.3	20.2
Facility rent expense	5.0	4.7
General and administrative expenses	4.6	5.4
Depreciation and amortization	1.9	1.1
Provision for losses on accounts receivable	0.9	0.3
Interest, net	1.7	1.5
Loss on contract termination	0.4	-

Total costs and expenses	100.3	100.8

Loss before income taxes and discontinued operations	(0.3)	(0.8)
Income tax (benefit) expense	(0.1)	-
Income from discontinued operations	-	4.5

Net (loss) income	(0.2)%	3.7%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Nine Months Ended
	September 30, 2006	September 30, 2005

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	56.3	59.0
Self-insurance for workers' compensation and general
and professional liability insurance	3.9	4.4
Operating administrative expenses	2.6	2.9
Other operating costs	22.5	20.7
Facility rent expense	4.9	4.8
General and administrative expenses	4.4	5.7
Depreciation and amortization	1.5	1.1
Provision for losses on accounts receivable	0.8	0.2
Interest, net	1.7	1.5
Loss on asset impairment	-	0.1
Loss on sale of assets, net	-	0.1
Loss on contract termination	0.1	-
Loss on extinguishment of debt, net	-	0.1

Total costs and expenses	98.7	100.6

Income (loss) before income taxes and discontinued operations	1.3	(0.6)
Income tax expense (benefit)	0.4	(0.1)
Income from discontinued operations	0.2	2.7

Net income	1.1%	2.2%

     The following discussions of the "Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005" and the "Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005" are based on the financial information presented in "Note 13 - Segment Information" in our consolidated financial statements.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Results of Operations

     Net revenue increased $73.3 million, or 36.5%, to $273.9 million for the three months ended September 30, 2006 from $200.6 million for the three months ended September 30, 2005. We reported a net loss for the three months ended September 30, 2006 of $0.5 million compared to net income of $7.3 million for the three months ended September 30, 2005.

     The increase in net revenue for the 2006 period primarily included:

-	$70.8 million of revenue in our Inpatient Services segment, comprised of:
-
$64.5 million in revenue related to Peak's operations acquired in December 2005, partly offset by a $1.6 million decrease for divested facilities that do not qualify to be treated as discontinued operations;

	-	$3.5 million in Medicaid revenue on a same store basis due primarily to improved rates of 4.8%;
	-	$2.2 million in Medicare revenues driven by a 5.5% increase in Medicare Part A rates;
	-	an additional $2.0 million in Medicare revenues due to an improvement in Medicare patient mix of 60 basis points to 14.0% from 13.4% of total; and
	-	$1.2 million increase in commercial insurance revenues;
offset by
	-	$0.9 million decrease in Medicaid revenues caused by lower customer base due to the improvement in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medicare mix;
	-	a $0.5 million decrease in Medicare Part B revenues; and

-	$3.1 million of revenue in our Medical Staffing segment, comprised of:
	-	$2.1 million related to the ProCare acquisition in August 2005;
	-	an increase of $1.0 million due to an average bill rate per hour increase;
	-	an increase of $0.4 million due to placement of therapists in schools; and
	-	an increase of $0.2 million attributable to an 1.2% increase in billable hours;
offset by
	-	$0.5 million related to office closures during 2005, forced as a result of hurricane damage.

     The net loss of $0.5 million for the 2006 period included:

-	a loss of $0.6 million from continuing operations; which included the following unusual adjustments to Inpatient Services:
	-	a $1.4 million cumulative depreciation charge as a result of the finalization of the property, plant and equipment valuation related to the Peak acquisition; and
	-	a $1.0 million charge for the termination of a management contract associated with the acquisition of hospice operations during the quarter;
offset by
	-	a $0.8 million credit to workers’ compensation expense as a result of the finalization of the insurance reserves related to the Peak acquisition;

offset by

-	$0.1 million of income from discontinued operations, comprised of:
	-	$0.3 million of income from our Home Health operations, that were classified as an asset held for sale during the quarter (see “Note 5 - Discontinued Operations”); and
	-	$0.2 million of income from discontinued Inpatient facilities;
offset by
	-	a $0.3 million tax provision on discontinued operations.

     The net income of $7.3 million for the 2005 period included:

-	$9.1 million of income from discontinued operations, comprised primarily of:
	-	a $7.7 million receipt of a deferred purchase price holdback related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc.;
	-	a $1.0 million net gain on divested inpatient facilities that included a $0.8 million gain on the sale of a facility; and
	-	$0.8 million of income from our Home Health operations, that were classified as an asset held for sale during the quarter (see “Note 5 - Discontinued Operations”);
offset by
	-	a $0.5 million loss from operations from our mobile radiology operations sold in 2005;

offset by

-	a $1.7 million loss from continuing operations, which included $0.9 million of revenue related to prior periods for retroactive rate increases.

Segment Information

      Inpatient Services

     Net revenues increased $70.8 million, or 46.1%, to $224.3 million for the three months ended September 30, 2006 from $153.5 million for the three months ended September 30, 2005. The addition of Peak contributed $64.5 million of the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

increase in net revenues, partly offset by disposed facilities which caused a $1.6 million decrease. The remaining increase in net revenues of $7.9 million on a same store basis was primarily the result of:

-	an increase of $3.5 million in Medicaid revenues due primarily to improved rates of 4.8%;

-	an increase of $2.2 million in Medicare revenues driven by a 5.5% increase in Medicare Part A rates;

-	an additional increase of $2.0 million in Medicare revenues due to an improvement in Medicare patient mix of 60 basis points to 14.0% from 13.4% of total;

-	a $1.2 million increase in commercial insurance revenues; and

-	a $0.4 million increase in management fee revenues;

offset by

-	a $0.9 million decrease in Medicaid revenue caused by lower customer base due to the improvement in Medicare mix; and

-	a $0.5 million decrease in Medicare Part B revenues.

     Operating salaries and benefits expenses increased $31.7 million, or 40.5% to $110.0 million for the three months ended September 30, 2006 from approximately $78.3 million for the three months ended September 30, 2005. Approximately $30.9 million of the increase was due to the addition of Peak's operations. The remaining increase of $0.8 million was primarily due to:

-	wage increases and related benefits and taxes of $1.6 million to remain competitive in local markets;

-	an increase of $0.3 million in overtime expenses; and

-	a $0.1 million increase in other employee benefits, primarily driven by higher mileage reimbursement;

offset by

-	a $0.7 million decrease in health insurance costs relative to the prior period due to improved claims experience that occurred in 2005 but did not reoccur in 2006; and

-	a $0.5 million decrease in other employee benefits, primarily lower severance costs and lower bonus expense.

     Self-insurance for workers' compensation and general and professional liability insurance increased $3.1 million, or 35.6%, to $11.6 million for the three months ended September 30, 2006 as compared to $8.5 million for the three months ended September 30, 2005. This increase was comprised of:

-	a $3.2 million increase related to the addition of the Peak facilities;

offset by

-	a $0.2 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods.

     Other operating costs increased $21.5 million, or 50.9%, to $63.6 million for the three months ended September 30, 2006 from $42.1 million for the three months ended September 30, 2005. Excluding the impact of Peak, which caused $18.2 million of the increase, the remaining increase of $3.2 million was primarily due to:

-	a $1.5 million increase in therapy, pharmacy, medical supplies and equipment rental expense attributable to the increase in Medicare patient mix;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $0.8 million increase in taxes primarily due to higher provider tax expense;

-	a $0.5 million increase in contract nursing labor; and

-	a $0.4 million decrease in rebates and cash discounts due to the negotiation of more favorable pricing and payment terms with significant vendors;

     General and administrative expenses increased $1.2 million, or 37.2%, to $4.6 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. The addition of Peak caused $0.7 million of the increase. The remaining $0.5 million increase was primarily due to higher salaries and travel costs due to the strategic addition of clinical reimbursement staff in order to grow revenue related to same store operations.

     The provision for losses on accounts receivable increased $1.8 million or 346.5%, to approximately $2.3 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005. The addition of the Peak facilities caused $0.5 million of the increase and the remaining $1.3 million increase was due to the disallowance of previously allowable items under Medicare and slower collections driven in part by our integration activities with Peak.

     Facility rent expense of $13.4 million for the three months ended September 30, 2006 increased $4.3 million or 47.7% compared to the three months ended September 30, 2005, primarily due to the addition of the Peak facilities, which caused $4.1 million of the increase. The remaining increase was due to scheduled rent increases.

     Depreciation and amortization increased $2.5 million, to $4.2 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. The increase was primarily attributable to a $1.4 million cumulative depreciation charge as a result of the finalization of the property, plant and equipment valuation related to the Peak acquisition, in addition to the previously estimated depreciation per quarter for the Peak properties, which was an increase of $0.6 million. Additional capital expenditures incurred for facility improvements in 2006 caused the remainder of the $0.5 million increase.

     Net interest expense for the three months ended September 30, 2006 was $3.3 million as compared to $1.6 million for the three months ended September 30, 2005. The increase of $1.7 million or 100.1% was due to assumed debt from the addition of the Peak facilities.

Rehabilitation Therapy Services

     Total revenues from the Rehabilitation Therapy Services segment decreased $0.4 million, or 1.1%, to $34.3 million for the three months ended September 30, 2006 from $34.7 million for the three months ended September 30, 2005. An initiative was undertaken in early 2006 to review our portfolio of existing business and exit those contracts where we were unable to renegotiate rates sufficient to support the current labor market. Improvements in revenue per minute due to renegotiated contract rates offset part of the revenue decline from terminated contracts. Revenues of HTA of New York declined due to continued tightening of utilization of services by the state and school districts, coupled with a leadership change in key open management positions during the quarter.

     Operating salaries and benefits expenses increased $0.4 million, or 1.7%, to $25.6 million for the three months ended September 30, 2006 from $25.2 million for the three months ended September 30, 2005. The increase was primarily driven by an average 4.2% increase in therapist wage rates.

     Other operating costs, including contract labor expenses, decreased $0.7 million, or 12.1%, to $5.0 million for the three months ended September 30, 2006 from $5.7 million for the three months ended September 30, 2005. The decrease was primarily due to a reduction in serviced contracts.

     General and administrative expenses, decreased $0.7 million, or 37.0%, to $1.2 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. The decrease was primarily due to reduction of our labor force in alignment with the adjusted portfolio.

     The increase in the provision for losses on accounts receivable of $0.2 million was primarily due to collections on older receivables realized in 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Medical Staffing Services

     Total revenues from the Medical Staffing Services segment increased $3.1 million, or 16.7%, to $21.6 million for the three months ended September 30, 2006 from $18.5 million for the three months ended September 30, 2005. The increase was primarily the result of:

-	a $2.1 million favorable impact from the ProCare acquisition in August 2005;

-	an increase of $1.0 million due to an average bill rate per hour increase;

-	an increase of $0.4 million due to placement of therapists in schools; and

-	an increase of $0.2 million attributable to an 1.2% increase in billable hours;

offset by

-	a decrease of $0.5 million related to office closures during 2005, forced as a result of hurricane damage.

     Operating salaries and benefits expenses were $17.2 million for the three months ended September 30, 2006 as compared to $14.7 million for the three months ended September 30, 2005, an increase of $2.5 million, or 16.3%. The increase was comprised of:

-	$1.8 million directly attributable to the 2005 acquisitions;

-	$0.8 million related to increases in pay rate and benefits, and

-	$0.1 million due to an increase of billable hours.

offset by

-	a decrease of $0.5 million related to office closures during 2005, forced as a result of hurricane damage.

     Other operating costs increased $0.2 million, or 20.0%, to $1.4 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. The increase was primarily attributable to the acquisition of ProCare in August 2005.

     Laboratory and Radiology Services

     Total revenues from the Laboratory and Radiology Services segment increased $0.4 million, or 11.1%, to $3.8 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. This increase resulted primarily from fourteen more radiology contracts during the third quarter of 2006 as compared to the third quarter of 2005.

Corporate General and Administrative

     General and administrative costs not directly attributed to segments increased $1.8 million, or 16.2%, to $12.6 million for the three months ended September 30, 2006 from approximately $10.8 million for the three months ended September 30, 2005. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives. As a percent of revenues, general and administrative costs were 4.6% for the three months ended September 30, 2006 compared to 5.4% for the three months ended September 30, 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Results of Operations

     Net revenue increased $227.6 million, or 38.5%, to $818.3 million for the nine months ended September 30, 2006 from $590.7 million for the nine months ended September 30, 2005. We reported net income for the nine months ended September 30, 2006 of $9.4 million compared to net income of $13.1 million for the same period of 2005.

     The increase in net revenue of $227.6 million for the 2006 period included:

-	$212.3 million of revenue in our Inpatient Services segment, comprised of:
-
$190.4 million in revenue related to Peak's operations acquired in December 2005, partly offset by a decrease of $1.7 million related to divested facilities that do not qualify as discontinued operations;

	-	$11.3 million in Medicaid revenues on a same store basis due primarily to improved rates of 5.4%;
	-	an increase of $5.3 million in Medicare revenues driven by a 4.1% increase in Medicare Part A rates;
	-	an additional increase of $5.7 million in Medicare revenues due to an improvement in Medicare patient mix of 70 basis points to 14.5% from 13.8% of total; and
	-	$3.5 million increase in revenues on a same store basis from commercial insurance;
offset by
	-	$1.8 million decrease in Medicaid revenues caused by lower customer base due to the improvement in Medicare mix;
	-	a $1.5 million decrease in Medicare Part B revenues; and

-	$14.3 million of revenue in our Medical Staffing segment, comprised of:
	-	$8.1 million related to acquisitions in August and April 2005;
	-	$7.8 million related to increases in billable hours and average bill rates of our existing locations;
an increase of $3.8 million attributable to a 7.9% increase in billable hours; and
	-	an increase of $0.4 million attributable to placement of therapists in schools;
offset by
	-	$2.1 million related to office closures during 2005, forced due to hurricane damage; and

-	$2.1 million in our Rehabilitation Therapy segment revenue due primarily to growth in same store business.

     The net income of $9.1 million for the 2006 period included:

-	$10.5 million of income from continuing operations before income taxes, which included the following unusual adjustments to Inpatient Services:
	-	a $5.4 million reduction of reserves in second quarter for general and professional liability insurance related to incidents in prior periods; and
	-	a $0.8 million credit to workers’ compensation expense as a result of the finalization of the insurance reserves related to the Peak acquisition in third quarter;
offset by
	-	a $1.4 million cumulative depreciation charge in third quarter as a result of the finalization of the property, plant and equipment valuation related to the Peak acquisition; and
	-	a $1.0 million charge for the termination of a management contract in third quarter associated with the acquisition of hospice operations;

-	$2.0 million of net income from discontinued operations, comprised of:
	-	a $2.6 million reduction of reserves for general and professional liability insurance related to incidents in prior periods; and
	-	$1.2 million of income from our Home Health operations, that were classified as an asset held for sale during the period (see “Note 5 - Discontinued Operations”);
offset by
	-	a $1.6 million net tax provision for discontinued operations; and
	-	losses of $0.3 million primarily related to the sale of our clinical laboratory and radiology operations located in California;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

-	a $3.4 million net tax provision.

     The net income of $13.1 million for the 2005 period included:

-	$16.0 million of income from discontinued operations, comprised primarily of:
	-	a $7.7 million receipt of a deferred purchase price holdback related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc.;
-
income of $7.4 million associated with divested inpatient services operations, including a net $6.4 million favorable adjustment for self-insurance risks comprised of a $8.6 million reduction in general and professional liability self-insurance reserves for prior periods, offset by an increase of $2.2 million in workers' compensation self-insurance reserves; and

	-	$2.2 million of income from our Home Health operations, that were reclassified as an asset held for sale during the period (see “Note 5 - Discontinued Operations”);
offset by
	-	a $1.4 million loss from operations from our mobile radiology operations sold in 2005;

-	a $3.4 million reduction of reserves for continuing operations for general and professional liability insurance related to incidents in prior periods;

-	a $0.8 million net tax benefit from continuing operations; and

-	$0.3 million of revenue related to prior periods for retroactive rate increases;

offset by

-	a $2.8 million increase in workers' compensation reserves for continuing operations related to incidents in prior periods; and

-	a $0.9 million loss on sale of assets, net, related to write-downs for land and buildings.

Segment Information

     Inpatient Services

     Net revenues increased $212.3 million, or 46.7%, to $666.8 million for the nine months ended September 30, 2006 from $454.5 million for the nine months ended September 30, 2005. The addition of Peak contributed $190.4 million of the increase in net revenues partly offset by disposed facilities which caused a $1.7 million decrease. The remaining increase of $23.6 million in net revenues on a same store basis was primarily the result of:

-	an increase of $11.3 million in Medicaid revenues due primarily to improved rates of 5.4%;

-	an increase of $5.3 million in Medicare revenues driven by a 4.1% increase in Medicare Part A rates;

-	an additional increase of $5.6 million in Medicare revenues due to an improvement in Medicare patient mix of 70 basis points to 14.5% from 13.8% of total;

-	a $3.6 million increase in commercial insurance revenues; and

-	a $1.1 million increase in management fee revenues;

offset by

-	a $1.8 million decrease in Medicaid revenue caused by lower customer base due to the improvement in Medicare mix; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.5 million decrease in Medicare Part B revenues.

    Operating salaries and benefits expenses increased $94.9 million, or 41.4% to $324.3 million for the nine months ended September 30, 2006 from $229.4 million for the nine months ended September 30, 2005. Approximately $ 90.1 million of the increase was due to the addition of Peak's operations. The remaining increase of $4.8 million was primarily due to:

-	wage increases and related benefits and taxes of $6.1 million to remain competitive in local markets; and

-	an increase of $0.9 million in overtime expenses;

offset by

-	a $1.9 million decrease in health insurance costs relative to the prior period due to improved claims experience that occurred in 2005 but did not reoccur in 2006; and

-	a decrease of $0.2 million in other employee benefits primarily due to lower severance costs and lower bonus expense.

     Self-insurance for workers' compensation and general and professional liability insurance increased $5.6 million, or 24.2%, to $28.8 million for the nine months ended September 30, 2006 as compared to $23.2 million for the nine months ended September 30, 2005. The increase was primarily driven by the addition of the Peak facilities that caused an increase of $10.0 million, offset by decreases in the same store operations of:

-	a $2.8 million decrease related to workers' compensation costs primarily related to incidents in prior periods;

-	a $1.6 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods; and

     Other operating costs increased $62.5 million, or 49.3%, to $189.3 million for the nine months ended September 30, 2006 from $126.8 million for the nine months ended September 30, 2005. Excluding the impact of Peak, which caused $53.0 million of the increase, the remaining increase of $9.5 million was primarily due to:

-	a $3.8 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix;

-	a $2.1 million increase in provider taxes;

-	a $1.5 million increase in contract nursing labor;

-	a $1.1 million increase in utility expense;

-	a $0.6 million increase in repairs and maintenance; and

-	a $0.2 million decrease in rebates and cash discounts due to the negotiation of more favorable pricing and payment terms with significant vendors.

     General and administrative expenses increased $4.0 million, or 40.3%, to $13.8 million for the nine months ended September 30, 2006 from $9.8 million for the nine months ended September 30, 2005. The addition of Peak contributed to $2.3 million of the increase. The remaining $1.7 million increase was due to $1.4 million in higher salaries and travel costs due to the strategic addition of clinical reimbursement staff in order to grow revenue related to same store operations and professional fees of $0.3 million.

     The provision for losses on accounts receivable increased $4.1 million or 235.8%, to $5.9 million for the nine months ended September 30, 2006 from $1.8 million for the nine months ended September 30, 2005, primarily due to the addition of the Peak facilities which caused $1.5 million of the increase. The remaining increase of $2.7 million was due to the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

disallowance of previously allowable items under Medicare and slower collections driven in part by our integration activities with Peak.

     Facility rent expense of $39.2 million for the nine months ended September 30, 2006 increased $12.2 million or 45.3% compared to the nine months ended September 30, 2005, primarily due to the addition of the Peak facilities, which caused $11.5 million of the increase. The remaining increase of $0.7 million was due to normally scheduled rent increases.

     Depreciation and amortization increased $4.8 million, to $9.6 million for the nine months ended September 30, 2006 from $4.8 million for the nine months ended September 30, 2005. The increase was primarily attributable to a $1.4 million cumulative depreciation charge as a result of the finalization of the property, plant and equipment valuation in third quarter related to the Peak acquisition, in addition to the previously estimated depreciation for the year for the Peak properties, which was an increase of $1.8 million. The remaining increase of $1.6 million was due to additional capital expenditures incurred for facility improvements in 2006.

     Net interest expense for the nine months ended September 30, 2006 was $10.3 million as compared to $5.1 million for the nine months ended September 30, 2005. The increase of $5.2 million or 102.1% was due to assumed debt from the addition of the Peak facilities.

     Rehabilitation Therapy Services

     Total revenues from the Rehabilitation Therapy Services segment increased $2.2 million, or 2.1%, to $105.0 million for the nine months ended September 30, 2006 from $102.8 million for the nine months ended September 30, 2005. The increase was primarily due to growth of existing business, offset by the impact of the Medicare RUG refinement and the reinstatement of the Part B therapy cap in January 2006. The cap reinstatement was only partially ameliorated by the therapy cap exception process, which became generally applicable to many of our patients at the end of March. In addition, an initiative was undertaken in early 2006 to review our portfolio of existing business and exit those contracts where we were unable to renegotiate rates sufficient to support the current labor market.

     Operating salaries and benefits expenses increased $4.7 million, or 6.4%, to $77.5 million for the nine months ended September 30, 2006 from $72.8 million for the nine months ended September 30, 2005. The increase was primarily driven by an average 4.4% increase in therapist wage rates and severance pay costs related to the termination of contracts discussed above.

     Other operating costs, including contract labor expenses, decreased $0.7 million, or 3.9%, to $16.9 million for the nine months ended September 30, 2006 from $17.6 million for the nine months ended September 30, 2005. The decrease was primarily due to a reduction in serviced contracts.

     General and administrative expenses decreased $0.6 million, or 10.2%, to $5.0 million for the nine months ended September 30, 2006 from $5.6 million for the nine months ended September 30, 2005. The decrease was primarily due to the reduction of our labor force in alignment with the adjusted portfolio.

     The increase in the provision for losses on accounts receivable of $0.7 million, or 155.5%, for the nine months ended September 30, 2006 from the nine months ended September 30, 2005, was primarily due to collections on older receivables realized in 2005.

     Medical Staffing Services

     Total revenues from the Medical Staffing Services segment increased $14.3 million, or 28.2%, to $64.8 million for the nine months ended September 30, 2006 from $50.5 million for the nine months ended September 30, 2005. The increase was primarily the result of:

-	a $8.1 million favorable impact from the acquisition of ProCare in August 2005;

-	an increase of $4.0 million due to an average bill rate per hour increase;

-	an increase of $3.8 million attributable to a 7.9% increase in billable hours; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $0.4 million attributable to placement of therapists in schools;

offset by

-	a decrease of $2.1 million related to office closures during 2005, forced as a result of hurricane damage.

     Operating salaries and benefits expenses were $52.0 million for the nine months ended September 30, 2006 as compared to $40.6 million for the nine months ended September 30, 2005, an increase of $11.4 million, or 28.0%. The increase was primarily comprised of:

-	$7.7 million directly attributable to the 2005 acquisitions;

-	$3.0 million related to increases in pay rate and benefits; and

-	$2.4 million due to an increase in billable hours;

offset by

-	a decrease of $1.8 million related to office closures during 2005, forced as a result of hurricane damage.

     Other operating costs increased $0.8 million, or 27.8%, to $3.8 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005. The increase was primarily attributable to the acquisition of ProCare in August 2005.

     General and administrative expenses, which include regional costs related to the supervision of operations, increased $0.5 million, or 29.9%, to $2.2 million for the nine months ended September 30, 2006 from $1.7 million for the nine months ended September 30, 2005. The increase was primarily due to additional costs attributable the creation of a recruitment team and establishment of a shared services agreement for the scheduling, billing and collection system.

     Facility rent expense increased by $0.1 million, or 21.7%, to $0.6 million for the nine months ended September 30, 2006 due to scheduled rent increases.

     The provision for losses on accounts receivable increased $0.3 million for the nine months ended September 30, 2006. The expense was primarily due to increased collections of aged receivables in 2005.

     Depreciation and amortization expense increased by $0.4 million, or 145.2%, to $0.6 million for the nine months ended September 30, 2006 from $0.2 million for the nine months ended September 30, 2005 due to amortization of customer contracts related to the 2005 acquisitions.

     Laboratory and Radiology Services

     Total revenues from the Laboratory and Radiology Services segment increase $0.4 million, or 3.8%, to $11.3 million for the nine months ended September 30, 2006 from $10.9 million for the nine months ended September 30, 2005. This increase resulted primarily from twenty-six more radiology contracts.

     General and administrative expenses increased $0.2 million to $0.3 million primarily due to an increase in salaries and benefits due to annual raises and due to higher software maintenance costs associated with new laboratory software.

     The provision for losses on accounts receivable decreased to $0.1 million for the nine months ended September 30, 2006 from $0.3 million for the nine months ended September 30, 2005. The decrease was primarily the result of improved collections on amounts that were previously reserved.

Corporate General and Administrative

     General and administrative costs not directly attributed to segments increased $2.9 million, or 8.5%, to $36.4 million for the nine months ended September 30, 2006 from approximately $33.5 million for the nine months ended September 30,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

2005. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives. As a percent of revenues, general and administrative costs have been 4.4% for the nine months ended September 30, 2006 compared to 5.7% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

     For the three months ended September 30, 2006, our net loss from continuing operations was $0.6 million and our net income from continuing operations for the nine months ended September 30, 2006 was $7.2 million. As of September 30, 2006, our working capital deficit was $45.3 million, of which $33.7 million relates to the debt on the Clipper partnerships, which is not our direct obligation ($33.4 million of the Clipper debt is expected to be refinanced during 2006). As of September 30, 2006, we had cash and cash equivalents of $16.7 million, $34.5 million in borrowings and $15.0 million in letters of credit outstanding under our Revolving Loan Agreement and $40.5 million of borrowing availability under our Revolving Loan Agreement, which expires January 31, 2009.

In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside, which operates 76 skilled nursing facilities, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and to refinance or assume Harborside’s debt (which includes indebtedness to be incurred to purchase, prior to closing, certain facilities that are currently leased by Harborside). We estimate that the amount of such debt, which will fluctuate until the closing, will approximate $275 million at the closing. We have received debt financing commitments from Credit Suisse and CIBC World Markets Corp. to fund the purchase price and the refinancing of certain Harborside and Sun debt and provide a revolving credit facility for working capital and other general corporate purposes.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Revolving Loan Agreement and pursuant to the debt financing commitments obtained in connection with the Harborside acquisition will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

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

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equal or exceed 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of September 30, 2006 was $90.0 million, net of specified reserves of $4.9 million. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. We have also agreed to limit our capital expenditures to a maximum of $13.0 million in any six-month period. Failure to comply with a covenant or the occurrence of an event of default could result in the acceleration of payment obligations under the Revolving Loan Agreement. As of September 30, 2006, we were in compliance with these covenants.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Debt

     Of the $56.6 million current portion of long-term debt as of September 30, 2006, $33.4 million represents Clipper debt which we expect to refinance during 2006.

     On February 28, 2002, we delivered a promissory note to the United States of America as part of our settlement agreement with the federal government. The remaining payment due under the promissory note is $3.0 million on February 28, 2007.

Capital Expenditures

     We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $6.3 million and $4.1 million for the three months ended September 30, 2006 and 2005, respectively and $14.9 million and $11.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Other

     We continue to resolve bankruptcy claims for periods prior to October 14, 1999 that were filed by various State Medicaid agencies. As of September 30, 2006, we expect to pay $2.3 million to the State Medicaid agencies to resolve these claims. The payments are expected to be made partly in cash, partly with promissory notes and potentially netted against reimbursements payable to us.

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

								Fair Value	Fair Value
	Expected Maturity Dates							September 30,	December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006 (1)	2005 (1)
	(Dollars in thousands)

Fixed rate debt (2)	$40,627	$23,833	$3,913	$12,081	$3,120	$54,690	$138,264	$182,122	$147,783
Rate	8.2%	7.8%	8.9%	8.6%	8.8%	7.5%
Variable rate debt	$16,495	$831	$179	$34,705	$10,972	$44	$63,226	$43,295	$35,185
Rate	9.3%	6.8%	7.8%	8.0%	7.9%	5.5%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)
Fixed rate long-term debt includes $49.3 million related to the consolidation of Clipper ($33.4 million is expected to be refinanced during 2006) as of September 30, 2006 and $50.2 million as of December 31, 2005. (See "Note 7 - Variable Interest Entities.")

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Disclosure controls  and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2006. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which two subsidiaries of American International Group ("AIG") are parties. The action seeks, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy. That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy. If we prevail in this action, such a judicial determination would eliminate a portion of our self-insured liabilities for general and professional liability claims. We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation.

     In July 2006, we agreed with the other parties to the litigation, pursuant to statutory authorization and in order to streamline reaching a decision, that the matter would be referred to a retired judge to adjudicate all aspects of the case. The parties retain all rights of appeal. We anticipate that proceedings pursuant to this referral will commence in November 2006. In addition, in August 2006, we reached a settlement agreement with Steadfast Insurance Company (“Steadfast”), a third party unrelated to AIG, which resulted in the dismissal of Steadfast from the case.

ITEM 1A. RISK FACTORS

     In October 2006, we signed a definitive merger agreement to acquire Harborside. We anticipate that, subject to the receipt of regulatory approvals, the acquisition of Harborside will be completed in the first half of 2007. Upon the completion of such acquisition, we may not be able to combine successfully the operations of Harborside with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of Harborside with our operations will also require significant attention from management, possibly reducing its ability to focus on other operations or other projects. Any delays or increased costs of combining the two companies could adversely affect our operations, financial results and liquidity. In the event that the merger agreement is terminated due to a failure to obtain all required regulatory approvals to the transaction, then we will be required to pay Harborside a termination fee of $8.735 million.

     In connection with the acquisition of Harborside, we currently anticipate incurring indebtedness of $680.0 million (in addition to a $75.0 million revolving credit facility for working capital and general corporate purposes), the proceeds of which will be used to pay the Harborside purchase price and to refinance certain of our indebtedness and certain indebtedness of Harborside. As such, we would have a significant amount of debt.  Our indebtedness could have important consequences such as: requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt; limiting our ability to fund working capital, capital expenditures, acquisitions and other general corporate requirements; and making us more vulnerable to general adverse economic and industry conditions.

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

November 2, 2006