Form 10-K
period 2006-12-31
SUN HEALTHCARE GROUP INC
filed 2007-03-08
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

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
☒Yes     ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes     ☒No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $248.7 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒Yes     ☐No
     On February 27, 2007, Sun Healthcare Group, Inc. had 42,897,822 outstanding shares of Common Stock, inclusive of 10,182 shares of treasury stock.

     Documents Incorporated by Reference: Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2007 Annual Meeting to be filed prior to April 30, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

___________________
     References throughout this document to the Company, "we," "our," "ours" and "us" refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

     SunBridge®, SunDance®, CareerStaff Unlimited® and related names are registered trademarks of Sun Healthcare Group, Inc. and its subsidiaries.
___________________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.  Business

Overview

We are a nationwide provider, through our subsidiaries, of long-term, sub-acute and related specialty healthcare services principally to the senior population in the United States. Our core business is providing inpatient services, primarily through 118 skilled nursing facilities, 13 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals. At March 1, 2007, our facilities had 15,447 licensed beds, of which 14,726 were available for occupancy, located in 19 states. We also provide, through our subsidiaries, rehabilitation therapy services to affiliated and non-affiliated facilities and medical staffing and other ancillary services primarily to non-affiliated facilities and other third parties. For the year ended December 31, 2006, our total net revenues were $1,045.6 million.

In October 2006, we entered into an agreement to acquire Harborside Healthcare Corporation (“Harborside”), which, through its subsidiaries, operates 73 skilled nursing and two assisted living facilities. Of these facilities, 44 are owned. At March 1, 2007, Harborside’s facilities had 8,979 licensed beds, of which 8,843 were available for occupancy, located in ten states. Harborside provides inpatient and rehabilitation therapy services and other ancillary services with a geographic focus largely in the eastern United States. For the year ended December 31, 2006, Harborside had net revenues of $594.3 million. Upon closing of the proposed acquisition, which we currently expect will occur in the first half of 2007, we will become, through our subsidiaries, one of the nation’s largest long-term care providers with 216 facilities and 24,426 licensed beds, operating in 25 states. We believe this acquisition will:

➢	increase the scale of operations, thus leveraging our corporate and regional infrastructure;
➢	improve our payor mix with increased revenue derived from Medicare;
➢	increase our services to high-acuity patients, for whom we are reimbursed at higher rates;
➢	increase our percentage of owned skilled nursing facilities; and
➢	increase our presence in four states and expand into six contiguous states.

Industry

The demand for long-term healthcare services is being driven by the aging population, increased life expectancies and a decrease in the number of senior care facilities. As of July 1, 2005, there were approximately 5.1 million Americans aged 85 or older, or 1.7% of the population, according to the United States Census Bureau. This age group is projected to grow to over 6.1 million by 2010 and to approximately 7.3 million by 2020, or 2.2% of the projected population. Furthermore, the Centers for Medicare and Medicaid Services (CMS), a division of the Department of Health and Human Services, predict that spending on nursing homes will grow from $105.7 billion in 2002 to approximately $210.9 billion in 2016, representing an annual compounded growth rate of 5.1%. Despite this potential rise in demand for senior healthcare, there has been a noticeable, decreasing trend in the number of certified nursing homes. According to the American Health Care Association, the number of nursing facilities has declined from 17,014 (1,708,500 beds) in 1999 to 15,885 (1,719,114 beds) in December 2006. With no net increase in the number of available beds, we believe these demographic trends will create growth opportunities for the most efficient facility operators.

The growth in healthcare costs is also increasing at a faster rate than the available funding from government sponsored healthcare programs, including Medicaid and Medicare. In response, the U.S. government is increasingly adopting measures to encourage the use of the most cost-effective settings for treatment. Skilled nursing facilities, for which the staffing requirements and associated costs are significantly lower than those of acute-care hospitals or other acute-care facilities, are a primary beneficiary of this trend. As of January 1, 2006,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medicare reimbursement for skilled nursing providers was revised to better align reimbursement rates to patient acuity and the costs associated with these acuity levels. As a result, the resource utilization group classification system of 44 categories was expanded to 53 to include nine additional high-acuity categories. These nine new categories facilitate inpatient admittance of high-acuity patients to skilled nursing facilities, many of whom would have previously been admitted to higher cost, post-acute care settings, including long-term acute care facilities and inpatient rehabilitation facilities.

Business Segments

We currently operate through various direct and indirect subsidiaries that engage in the following three principal business segments:

➢	inpatient services, primarily skilled nursing facilities;
➢	rehabilitation therapy services; and
➢	medical staffing services.

Inpatient services.    As of December 31, 2006, we operated 141 long-term care facilities (consisting of 118 skilled nursing facilities, 13 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals) in 19 states with 15,447 licensed beds through SunBridge Healthcare Corporation (“SunBridge”) and other subsidiaries. Our skilled nursing facilities provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, dietary and administrative services for individuals requiring certain assistance for activities in daily living. Several of our skilled nursing facilities also contain wings dedicated to the care of residents afflicted with Alzheimer’s disease. Our assisted living facilities provide services that include minimal nursing assistance, housekeeping, dietary, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living facilities provide services that include security, housekeeping, dietary and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health facilities provide a range of inpatient and outpatient services for adults and children through specialized treatment programs. Our specialty acute care hospitals provide rehabilitation, long-term acute care and geriatric behavioral health services. We also provide hospice services, including palliative care, social services, pain management and spiritual counseling, through our subsidiary, SolAmor Hospice, Inc. (“SolAmor”), in three states for individuals facing end of life issues. We generated 84.1% of our net revenues through inpatient services in 2006.

Rehabilitation therapy services. We provide rehabilitation therapy services through SunDance Rehabilitation Corporation ("SunDance"). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2006, SunDance provided rehabilitation therapy services to 382 facilities in 32 states, 295 of which were operated by nonaffiliated parties. Net revenues generated through rehabilitation therapy services were 11.4% of our net revenues in 2006.

Medical staffing services.  We are a national provider of temporary medical staffing through CareerStaff Unlimited, Inc. ("CareerStaff"). For the year ended December 31, 2006, CareerStaff derived 60.8% of its revenues from hospitals and other providers, 22.8% from skilled nursing facilities, 8.2% of its revenues from schools and 8.2% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. We generated 8.3% of our net revenues through medical staffing services in 2006.

Competition

Our business is competitive. The nature of competition within the inpatient services industry varies by location. We compete with other inpatient facilities based on key factors such as the number of facilities in the local

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

market, the types of services available, quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

We also compete with other companies in providing rehabilitation therapy services, and medical staffing services, and in employing and retaining qualified nurses, therapists and other medical personnel. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to customer needs.

Competitive Strengths

We believe the following strengths will allow us to continue to improve our operations and profitability:

National footprint.    Our core inpatient services business operates 141 facilities in 19 states as of December 31, 2006. We also provide rehabilitation therapy services to 382 facilities in 32 states and medical staffing services in 28 states. With our acquisition of Harborside, we will operate through 216 inpatient facilities in 25 states. Our current operations, together with those we are acquiring from Harborside, will enable us to realize the benefits of economies of scale, purchasing power and increased year over year, operating efficiencies. Furthermore, our geographic diversity helps to mitigate our risk associated with fluctuating state regulatory changes related to Medicaid reimbursement.

Core inpatient business.    Our inpatient business has achieved consistent revenue and earnings growth by expanding our services and increasing our focus on integrated skilled nursing care and rehabilitation therapy services to attract high-acuity patients. In each quarter since January 2005, when compared to the prior year’s quarter, we have increased the percentage of our revenues derived from Medicare, in both patient count and revenue dollars, while maintaining inpatient occupancy rates above industry averages.

Quality of care and strong brand image.    We have industry-leading initiatives to provide a high quality of care to our patients. These initiatives have resulted in third-party recognition for our quality of care and clinical services and a reduction in the size and number of our patient liability claims. Similarly, we have been able to attract an increased number of high-acuity patients, maintain a high occupancy rate and develop an effective referral network of patients.

Ancillary businesses support our inpatient services and provide diversification.    Our rehabilitation therapy business complements our core inpatient business and is particularly attractive to high-acuity patients who require more intensive and medically complex care. Our rehabilitation business has demonstrated the ability to grow organically and partner with non-affiliated skilled and assisted living facilities in delivering efficient and effective rehabilitation services to customers in 32 states. Our medical staffing business, which primarily services non-affiliated providers, derives a majority of its revenues from its placement of therapists. We are currently seeking to leverage the core competencies of our medical staffing business to benefit our inpatient and rehabilitation businesses. These ancillary businesses diversify our revenue base and improve our payor mix. Our proposed acquisition of Harborside will increase the scale of our existing ancillary services and provide additional growth through several new services.

Infrastructure in place to leverage growth.    We have an established corporate and regional infrastructure in place to leverage our growth. In December 2005, we acquired Peak Medical Corporation (“Peak”), a regional operator of 56 inpatient facilities with 5,264 licensed beds in seven states. We successfully integrated that acquisition by combining corporate infrastructures, including the consolidation of billing and technology platforms. For the year ended December 31, 2006, our corporate overhead as a percentage of revenues was 4.8%, compared to 6.2% for the year ended December 31, 2005, a period that only included Peak results of operations for one month.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Experienced management team with a proven track record.    We have a strong and committed management team that has substantial industry knowledge and a proven track-record of operations success in the long-term care industry. Our chief executive officer, our chief financial officer and the chief operating officer of our operating subsidiaries have over 75 years of cumulative healthcare experience. Our management team has successfully acquired and integrated numerous acquisitions and we believe this experience positions us well to continue to successfully implement our growth and integration strategies.

Business Strategy

We intend to build on our competitive strengths to grow our business and strengthen our position as a nationwide provider of senior healthcare services by achieving the following objectives:

Continue our inpatient growth.    We intend to increase our inpatient revenue and profitability by maintaining high occupancy rates and by continuing to focus on attracting more high-acuity and Medicare patients. We are currently implementing this strategy by focusing on our clinical and case management. In addition, we are developing relationships with key referral sources and creating specialty Medicare and Alzheimer units within our facilities to meet unique clinical needs within a community. We plan to take advantage of our marketing infrastructure and brand image to attract new patients and to expand our referral and customer bases.

Seek growth in our ancillary businesses.    We intend to continue to develop and grow our ancillary businesses, which provide us with diversified revenue sources, favorable payor mix and growth opportunities. We will continue to focus on our rehabilitation therapy business, a key driver of our Medicare services and revenues, by improving labor productivity and operating profitability and eliminating less profitable third-party contracts. We recently acquired a hospice business and intend to expand that business to provide hospice services to more of our facilities and other non-affiliated facilities in our local markets. The proposed acquisition of Harborside will also expand our ancillary service offerings. We believe that by continuing to grow our ancillary services, we will be able to capture a greater share of the healthcare expenditures in our key markets.

Increase operational efficiency and leverage our existing platform.    We will continue to focus on improving operating efficiency without compromising our high quality of care. We plan to reduce costs and enhance efficiency through various methods, including:
➢	reduce labor and billing expenses through technological advances and operational improvements that allow management to more efficiently allocate employees;
➢	reduce overhead through process improvement initiatives and frequent re-examination of costs;
➢	continue to improve therapist productivity in our rehabilitation services business;
➢	control litigation expense by focusing on risk management; and
➢	monitor and analyze the operations and profitability of individual business units.

Complete successful integration of Harborside.     We have successfully completed the integration of the Peak acquisition and our focus will be on the successful integration of the proposed acquisition of Harborside, which we currently expect will close in the first half of 2007. We have an established, experienced and dedicated team that effectively integrated Peak’s operations and will manage the integration of Harborside.

Employees and Labor Relations

As of December 31, 2006, we and our subsidiaries had approximately 19,350 full-time and part-time employees. Of this total, there were approximately 15,000 employees in our long-term and sub-acute care operations, 2,300 employees in the rehabilitation therapy services operations, 1,750 employees in the medical staffing business, and 300 employees at the corporate and regional offices.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

As of December 31, 2006, SunBridge operated 18 facilities with union employees. Approximately 1,894 of our employees (9.6% of all of our employees) who worked in long-term care facilities in Alabama, California, Georgia, Massachusetts, Montana, Ohio, Tennessee, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 655 of these employees (3.3% of all our employees) have expired or will expire in 2007 and are, or will be, subject to renegotiation with the unions.

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

Various states in which we operate facilities have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions.

Most states in which we operate have statutes which require that, prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, we first must obtain a CON, which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality health care at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities.

We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:
-
the “anti-kickback” provisions of the Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

-
the “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

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

We are also subject to regulations under the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The privacy rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information, and (iii) civil or criminal penalties for violation of an individual’s privacy rights.

These privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations limit a provider’s use and disclosure of most paper, oral and electronic communications regarding a patient’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the patient or payment for that healthcare.

The security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information.

Compliance Process

Our compliance program, referred to as the “Compliance Process,” was initiated in 1996. It has evolved as the requirements of federal and private healthcare programs have changed.  We entered into a Corporate Integrity Agreement (the “CIA”) with the Health and Human Services/Office of Inspector General (“HHS/OIG”) in July 2001.  It became effective on February 28, 2002 and terminated on February 28, 2007.  Notwithstanding the termination of the CIA, certain obligations under the CIA will continue until HHS/OIG completes its review of our final report under the CIA, which we expect to submit in May 2007.

We consented to the terms of a Permanent Injunction and Final Judgment entered in California state court on October 3, 2001, and we further consented to a revised Permanent Injunction and Final Judgment entered on September 14, 2005 (“PIFJ”). The PIFJ, which resulted from investigations by the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the California Attorney General and applies to our California facilities, requires compliance with certain clinical practices which are substantially consistent with existing law and our current practices, and imposes staffing requirements and specific training obligations. The PIFJ also requires us

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

to issue to the State of California annual reports documenting our compliance efforts. A breach of the PIFJ could subject us to substantial monetary penalties.

There are seven principal elements to the Compliance Process:

Written Policies, Procedures and Standards of Conduct.    Our business lines have extensive policies and procedures (“P&Ps”) modeled after applicable laws, regulations, government manuals and industry practices and customs. The P&Ps govern the clinical, reimbursement, and operational aspects of each subsidiary. To emphasize adherence to our P&Ps, we publish and distribute a Code of Conduct and an employee handbook.

Designated Compliance Officer and Compliance Committee.    We have a Corporate Compliance Officer whose responsibilities include, among other things: (i) overseeing the Compliance Process; (ii) overseeing compliance with the PIFJ, and functioning as the liaison with the external monitors and federal government on matters related to the Compliance Process and PIFJ; (iii) reporting to our board of directors, the Compliance Committee of our board of directors, and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive training program which focuses on the elements of the Compliance Process and employee background screening process. We also maintain a Corporate Compliance Committee, which includes the Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Operating Officer of our operating subsidiaries, Senior Vice President of Human Resources, and the Chief Compliance and Risk Officer. This Committee meets regularly to discuss compliance-related issues. Compliance matters are also reported to the Compliance Committee of our board of directors on a regular basis. The Compliance Committee is comprised solely of independent directors.

Effective Training and Education.    Every employee, director and officer is trained on the Compliance Process and Code of Conduct. All California administrators are trained on the PIFJ, as required. Training also occurs for appropriate employees in applicable provisions of the Medicare and Medicaid laws, fraud and abuse prevention, clinical standards, and practices, and claim submission and reimbursement P&Ps.

Effective Lines of Communication.    Employees are encouraged to report issues of concern without fear of retaliation using a Four Step Reporting Process, which includes the toll-free “Sun Quality Line.” The Four Step Reporting Process encourages employees to discuss clinical, ethical, or financial concerns with supervisors and local management since these individuals will be most familiar with the laws, regulations, and policies that impact their concern. The Sun Quality Line is an always-available option that may be used for anonymous reporting if the employee so chooses. Reported concerns are internally reviewed and proper follow-up is conducted.

Internal Monitoring and Auditing.    Our Compliance Process puts internal controls in place to meet the following objectives effectively: (i) accuracy of claims, reimbursement submissions, cost reports and source documents; (ii) provision of patient care, services, and supplies as required by applicable standards and laws; (iii) accuracy of clinical assessment and treatment documentation; and (iv) implementation of the PIFJ (e.g., background checks, licensing and training). Each business line monitors and audits compliance with P&Ps and other standards to ensure that the objectives listed above are met. Data from these internal monitoring and auditing systems are analyzed and acted upon through a quality improvement process. We have designated the subsidiary presidents and each member of the operations management team as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process are completed at the operational level for which the Compliance Liaison is responsible.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

General Information

Sun Healthcare Group, Inc. was incorporated in 1993. Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100. We maintain a website at www.sunh.com. Through the "About Our Company," "Investor Information" and “Securities and Exchange Commission (“SEC") Filings” links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the SEC, each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).

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

Healthcare reform legislation or regulatory action may adversely affect our business.

Our revenues are heavily dependent on payments under federal and state government programs. See “Management’s discussion and analysis of financial condition and results of operations—Revenues from Medicare, Medicaid and Other Sources.” In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medicare, Medicaid and other payors, greater state flexibility and additional operational requirements, could adversely affect us. In addition, we incur considerable administrative costs in monitoring the changes made within the program, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. Also, different interpretations or enforcement of existing, new or amended laws and regulations could result in changes in our operations requiring capital expenditures and additional operating expenses. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may have an adverse effect on our financial condition, results of operations and cash flows. See “Management’s discussion and analysis of financial condition and results of operations—Revenues from Medicare, Medicaid and Other Sources.”

Possible changes in the case mix of residents and patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the licensed bed capacity and occupancy rates of our inpatient facilities, the mix of residents and patients and the rates of reimbursement among payors. Likewise, services provided by our ancillary businesses vary based upon payor and payment methodologies. Changes in the case mix of the residents and patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flows, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Our proposed acquisition of Harborside may be delayed or not be consummated.

We are required to obtain approvals from various governmental authorities before we can operate Harborside’s facilities in certain states. In addition, certain of Harborside’s leases and mortgage indebtedness contain provisions that provide for a default if there is a change of control of Harborside. We have received approval or confirmation of no required action from eight of the ten required states and expect to receive the remaining approval in the first half of 2007. In addition, we are in the process of obtaining consents from the U.S. Department of Housing and Urban Development and representatives of certain of Harborside’s landlords and mortgage lenders, but have not received all of such required consents. Closing of the acquisition cannot occur until such government approvals and third-party consents are received. We cannot give any assurance that such approvals and consents will be obtained or that the transaction will be completed. If the acquisition of Harborside is not completed because we are unable to obtain all required governmental approvals, we will be required to pay Harborside a termination fee of $8.7 million.

We may not be able to successfully integrate our proposed acquisition of Harborside or realize the potential benefits of the acquisition, which could cause our business to suffer.

We may not be able to combine successfully the operations of Harborside with our operations if the acquisition is completed and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of Harborside with our operations will also require significant attention from management and may impose substantial demands on our operational and financial resources, possibly reducing management’s ability to focus on other operations or other projects. Any delays or increased costs of combining the companies could adversely affect our operations, financial results and liquidity.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We will incur a significant amount of debt in connection with the proposed acquisition of Harborside.

Following the proposed acquisition of Harborside, we currently anticipate we will have indebtedness of approximately $682.0 million (in addition to a $50.0 million revolving credit facility for working capital and general corporate purposes, and a $40.0 million letter of credit facility), the proceeds of which will be used to pay the Harborside purchase price and to refinance certain of our indebtedness (including our Amended and Restated Loan and Security Agreement with CapitalSource Finance LLC and certain lenders (the “Revolving Loan Agreement”)) and certain indebtedness of Harborside. As such, we would have a significant amount of debt. Our indebtedness could have important consequences, such as requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, limiting our ability to fund working capital, capital expenditures, acquisitions and other general corporate requirements and making us more vulnerable to general adverse economic and industry conditions.

We are subject to a number of lawsuits and rely primarily on self-funded insurance programs for general and professional liability claims against us.

Skilled nursing facility operators, including our inpatient services subsidiaries, are subject to lawsuits seeking to hold them liable for the negligent or other wrongful conduct of employees that result in injury or death to residents of the facilities. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits, many of which relate to facilities that we no longer operate. Adverse determinations in legal proceedings or any governmental investigations that could lead to lawsuits, whether currently asserted or arising in the future, and any adverse publicity arising therefrom, could have a material adverse effect on our financial position, results of operations or cash flows.

We self-insure for the majority of our insurable risks, primarily for general and professional liability, but also for workers’ compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims, which amounts we are responsible for funding, and we have obtained excess insurance policies for claims above those amounts. The programs have the following coverages that we are responsible for self-funding: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location; (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level; and (iii) for claims made in 2004, 2005, 2006 and 2007, $5.0 million per claim, with a $5.0 million excess layer that attaches at $5.0 million of liability and a $40.0 million excess layer that attaches at $10.0 million of liability. There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs.

At December 31, 2006 and 2005, we had recorded reserves of $75.1 million and $86.5 million, respectively, for general and professional liability, but we had only pre-funded $4.3 million and $3.6 million, respectively for such claims. We cannot assure you that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, our coverage limits provided by our excess insurance policies could have a material adverse effect upon us. Furthermore, we cannot assure you that we will be able to obtain additional adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Our healthcare operations are extensively regulated and adverse determinations against us could result in severe penalties, including loss of licensure and decertification.

In the ordinary course of business, we are continuously subject to a wide variety of federal, state and local laws and regulations and to state and federal regulatory scrutiny, supervision and control in various areas, including referral of patients, false claims under Medicare and Medicaid, health and safety laws and the protection of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

health information. These laws and regulations are described in greater detail under the caption “Business—Federal and State Regulatory Oversight.” Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are non-routine. See “Business—Federal and State Regulatory Oversight” and “Item 3 —Legal Proceedings.” If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief or corporate settlement agreements with federal, state or local authorities, and reimbursement authorities could also seek our suspension or exclusion from participation in their program. The exclusion of a facility from participating in Medicare or Medicaid could have a material adverse effect on our financial position, results of operations and cash flows.

We have in the past sustained losses, and may not be able to maintain profitability or generate sufficient operating cash flows to fund our operations.

Although we reported net income of $27.1 million and $24.8 million for the years ended December 31, 2006 and 2005, respectively, prior to June 30, 2005 our operations had not generated sufficient cash flow to operate our businesses, and, as a result, we funded operations through a combination of the proceeds of equity offerings, asset sales and borrowings under a revolving credit facility. Although our operations have generated positive cash flow during the year ended December 31, 2006, we cannot be certain we will continue to generate positive cash flow from operations in the future.

We face national, regional and local competition.

The healthcare industry is highly competitive and subject to continual changes in the method by which services are provided and the types of companies providing services. Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing facility. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing facilities in the local market, the types of services available, quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand our operations or make acquisitions.

Some states require healthcare providers (including skilled nursing facilities, hospices and assisted living centers) to obtain prior approval, in the form of a certificate of need, or CON, for the purchase, construction or expansion of healthcare facilities; capital expenditures exceeding a prescribed amount; or changes in services or bed capacity. To the extent that we are required to obtain a CON or other similar approvals to expand our operations, either by acquiring facilities or other companies or expanding or providing new services or other changes, our expansion could be adversely affected by our failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot make any assurances that we will be able to obtain CON approval for any future projects requiring this approval.

We continue to be affected by an industry-wide shortage of qualified facility care-provider personnel and increasing labor costs.

We, and other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our long-term care facilities, particularly nurses, and in such situations we may be required to use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states in which we operate have increased minimum staffing standards. As minimum staffing standards are increased, we may be required to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our long-term and sub-acute care facilities.

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

Delays in collection of our accounts receivable could adversely affect our cash flows and financial condition.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. Our inability to bill on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our cash flows and ultimately our financial condition.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team, particularly Richard K. Matros, our chief executive officer, and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

We do not expect to pay any dividends for the foreseeable future.

We are currently prohibited by the terms of our Revolving Loan Agreement from paying dividends to holders of our common stock, and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Delaware law and provisions in our Restated Certificate of Incorporation and Amended and Restated Bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section prevents any stockholder who owns 15% or more of our outstanding common stock from engaging in certain business combinations with us for a period of three years following the time that the stockholder acquired such stock ownership unless certain approvals were or are obtained from our board of directors or the holders of 66 2/3% of our outstanding common stock. Our Restated Certificate of Incorporation and Amended and Restated Bylaws also contain several other provisions that may make it more difficult for a third party to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

acquire control of us without the approval of our board of directors. These provisions include, among other things, (i) advance notice for raising business or making nominations at meetings, (ii) an affirmative vote of the holders of 66 2/3% of our outstanding common stock for stockholders to remove directors or amend our Amended and Restated Bylaws or certain provisions of our Restated Certificate of Incorporation, and (iii) the ability to issue “blank check” preferred stock, which our board of directors, without stockholder approval, can designate and issue with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our board of directors may designate and issue preferred stock with terms that are senior to our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Inpatient Services

As of December 31, 2006, we, through SunBridge and its subsidiaries, operated 141 long-term care, sub-acute care, assisted living and independent living facilities. The 141 facilities are comprised of 113 properties that are leased and 28 properties that are owned. We hold options to acquire, at fair value or at a set purchase price, ownership of 22 of the facilities that we currently lease. We also leased office space for administrative purposes in four locations in four states. We consider our properties in general to be in good operating condition and suitable for the purposes for which they are being used. Our facilities that are leased are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. Our facilities that are owned are subject to mortgage financing. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term.

As a result of our ongoing review of our business to identify facilities and operations that do not perform at an appropriate level, we have identified three skilled nursing facilities, with 292 licensed beds, for disposal in 2007. As a result of this review in 2006, we identified seven skilled nursing facilities in 2006 for disposition (four in the fourth quarter of 2006) and are in the process of terminating a management agreement for 10 additional skilled nursing facilities.

Our aggregate occupancy percentage for all of our long-term care, sub-acute care and assisted living facilities was 87.4% for the year ended December 31, 2006. Our occupancy was 91.3% and 91.8% for the years ended December 31, 2005 and 2004, respectively (excluding the Peak facilities for both years). The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated. However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a facility. Other factors include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth certain information concerning the 141 facilities that we operated as of December 31, 2006, which consisted of 118 skilled nursing facilities, 13 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals.
			Number of Beds/Units(1)
State	Total Number of Licensed Beds/Units(1)	Total Number of Facilities	Skilled Nursing	Assisted Living	Independent and Senior Living	Mental Health	Specialty Acute Care
Oklahoma	1,662	12	1,440	162	-	60	-
California	1,501	17	858	-	-	473	170
Colorado	1,276	9	1,179	-	97	-	-
Idaho	1,136	10	1,114	-	-	-	22
New Hampshire	1,068	9	865	203	-	-	-
New Mexico	1,065	12	945	100	20	-	-
Georgia	1,034	9	1,002	32	-	-	-
Massachusetts	1,022	11	965	-	57	-	-
North Carolina	994	8	994	-	-	-	-
Tennessee	919	9	897	22	-	-	-
Alabama	783	7	757	26	-	-	-
West Virginia	739	7	739	-	-	-	-
Montana	650	5	538	97	15	-	-
Washington	588	6	552	36	-	-	-
Ohio	395	4	395	-	-	-	-
Utah	231	3	204	27	-	-	-
Maryland	177	1	177	-	-	-	-
Arizona	161	1	161	-	-	-	-
Wyoming	46	1	46	-	-	-	-
Total	15,447	141	13,828	705	189	533	192

(1)
“Licensed Beds” refers to the number of beds for which a license has been issued, which may vary in some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 141 facilities were 14,726.

Rehabilitation Therapy Services

As of December 31, 2006, we leased 28 office spaces and patient care delivery sites in 14 states to operate our rehabilitation therapy businesses.

Medical Staffing Services

As of December 31, 2006, we leased office space in 28 locations in 15 states to operate our CareerStaff medical staffing business.

Corporate

We lease our executive offices in Irvine, California and we own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 3.  Legal Proceedings

On September 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which two subsidiaries of American International Group (“AIG”) are parties. The action seeks, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy. That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy. If we prevail in this action, such a judicial determination would eliminate a portion of our self-insured liabilities for general and professional liability claims. We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation.

In July 2006, we agreed with the other parties to the litigation, pursuant to statutory authorization and in order to streamline reaching a decision, that the matter would be referred to a retired judge to adjudicate all aspects of the case. The parties retain all rights of appeal. Proceedings pursuant to this referral commenced in November 2006. In addition, in August 2006, we reached a settlement agreement with Steadfast Insurance Company (“Steadfast”), a third party unrelated to AIG, which resulted in the dismissal of Steadfast from the case.

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

We operate in an industry that is extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock trades under the symbol “SUNH” on The NASDAQ Global Market. The following table shows the high and low sale prices for the common stock as reported by the The NASDAQ Global Market for the periods indicated. These prices do not include retail markups, markdowns or commissions.

	High	Low
2006
Fourth Quarter	$14.00	$9.79
Third Quarter	$11.83	$7.69
Second Quarter	$10.01	$7.38
First Quarter	$7.99	$6.05

2005
Fourth Quarter	$8.65	$6.10
Third Quarter	$7.57	$6.03
Second Quarter	$7.48	$5.86
First Quarter	$9.60	$5.90

     There were approximately 4,830 holders of record of our common stock as of February 26, 2007. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our Revolving Loan Agreement prohibits us from paying any dividends or making any distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

STOCK PRICE PERFORMANCE GRAPH

     Our common stock began trading on April 2, 2002 under the symbol SUHG.OB. On March 10, 2004, our common stock was listed on The NASDAQ Global Market under the symbol SUNH.

     The following graph and chart compare the cumulative total stockholder return for the period from April 2, 2002 through December 31, 2006 on an investment of $100 in (i) Sun’s common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Hemscott Group Long-Term Care Facilities Index (“Long-Term Care Index”). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.
	4/2/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Sun Healthcare Group, Inc.	$100.00	$10.56	$ 53.07	$ 49.13	$ 35.25	$ 67.36
Long-Term Care Index	100.00	75.63	154.16	166.45	200.33	246.35
S&P 500 Index	100.00	77.69	99.97	110.85	116.29	134.66

The above performance graph shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document so filed.

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

	Reorganized Company (1)						Predecessor Company (1)
	At or For	At or For	At or For	At or For	At or For		At or For
	The Year	The Year	The Year	The Year	The Ten		The Two
	Ended	Ended	Ended	Ended	Months Ended		Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,		February 28,
	2006(2)	2005(3)	2004(4)	2003(5)	2002(6)		2002(7)

Total net revenues	$1,045,637	$765,782	$700,863	$663,644	$542,393	|	$301,846
Income (loss) before income						|
taxes and discontinued						|
operations	15,419	(2,761)	540	(40,259)	(301,509)	|	1,493,157
Income (loss) from						|
continuing operations	14,688	(1,975)	1,698	(40,924)	(301,919)	|	1,493,010
Income (loss) on discontinued						|
operations	12,430	26,736	(20,325)	41,278	(136,067)	|	(7,639)
Net income (loss)	$27,118	$24,761	$(18,627)	$354	$(437,986)	|	$1,485,371
Basic earnings per						|
common and common						|
equivalent share:						|
Income (loss) from						|
continuing operations	$0.46	$(0.12)	$0.12	$(4.07)	$(30.19)	|	$24.44
Income (loss) from discontinued						|
operations	0.40	1.67	(1.41)	4.11	(13.61)	|	(0.12)
Net income (loss)	$0.86	$1.55	$(1.29)	$0.04	$(43.80)	|	$24.32
Diluted earnings per common						|
and common equivalent						|
share:						|
Income (loss) from						|
continuing operations	$0.46	$(0.12)	$0.12	$(4.07)	$(30.19)	|	$24.44
Income (loss) from discontinued						|
operations	0.39	1.67	(1.40)	4.11	(13.61)	|	(0.12)
Net income (loss)	$0.85	$1.55	$(1.28)	$0.04	$(43.80)	|	$24.32
Weighted average number of						|
common and common						|
equivalent shares:						|
Basic	31,638	16,003	14,456	10,050	10,000	|	61,080
Diluted	31,788	16,003	14,548	10,050	10,000	|	61,080
Working capital (deficit)	$96,245	$(62,786)	$(30,595)	$(57,377)	$(66,412)	|	$69,762
Total assets	$621,423	$512,306	$313,153	$300,398	$475,835	|	$828,416
Long-term debt, including current portion	$172,975	$186,575	$107,182	$78,514	$196,223	| |	$190,146
Capital leases, including current portion	$1,190	$11,204	$-	$364	$-	| |	$-
Stockholders' equity (deficit)	$144,133	$(2,895)	$(123,380)	$(166,398)	$(187,218)	|	$237,600

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)	On February 28, 2002, we emerged from proceedings under the Bankruptcy Code pursuant to the terms of our Plan of Reorganization.

(2)
Results for the year ended December 31, 2006 include a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see “Note 3 - Significant Accounting Policies” in our consolidated financial statements), a net loss on sale of assets of $0.2 million and a $1.0 million charge for the termination of a management contract associated with the acquisition of hospice operations. Income from discontinued operations of $12.4 million was comprised of: (i) a $6.8 million gain from the sale of our home health operations in the fourth quarter of 2006, (ii) a net $6.0 million reduction of reserves for self-insurance for general and professional liability and workers’ compensation for prior years on divested facilities, (iii) a $4.2 million non-cash gain primarily related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc., and (iv) a $1.3 million gain on the sale of one of our inpatient facilities in fourth quarter of 2006, offset in part by (v) a $3.6 million non-cash charge for closed facilities with a continuing rent obligation, (vi) a net $1.3 million loss from divested operations from inpatient services and home health services, (vii) a $0.2 million loss related to the discontinued clinical laboratory and radiology operations, and (viii) a $0.8 million net tax provision for discontinued operations.

(3)
Results for the year ended December 31, 2005 include revenues and expenses for Peak for the month of December 2005 (See "Note 7 - Acquisitions" in our consolidated financial statements), a $1.1 million non-cash charge for transaction costs related to the Peak acquisition, a net loss on sale of assets of $0.4 million primarily due to a write-down of a property held for sale, a net loss on extinguishment of debt of $0.4 million related to mortgage restructurings. Income from discontinued operations was $26.7 million due primarily to net reductions of $14.6 million in self-insurance reserves for general and professional liability and workers' compensation for prior years on divested facilities and an $8.9 million gain from disposal of discontinued operations primarily due to receipt in September 2005 of $7.7 million in cash proceeds from the 2003 sale of our pharmaceutical services operations, pursuant to the terms of the sale agreement.

(4)
Results for the year ended December 31, 2004 include a non-cash charge of $1.0 million representing an impairment to our carrying values of other long-lived assets (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $2.0 million charge related to restructuring, a net loss on sale of assets of $1.5 million mainly due to the write-down of a property held for sale, and a net gain on extinguishment of debt of $3.4 million related to mortgage restructurings, a loss of $15.0 million from discontinued operations and a loss of $5.3 million from disposal of discontinued operations due primarily to the sale of our clinical laboratory and radiology operations located in California and a reserve recorded in connection with the sale of a previously divested segment (See "Note 9 - Discontinued Operations and Assets and Liabilities Held for Sale" in our consolidated financial statements).

(5)
Results for the year ended December 31, 2003 include a non-cash charge of $2.8 million representing an impairment to our carrying values of lease intangibles and other long-lived assets (See "Note 8 - Impairment of Intangible and Long-Lived Assets" in our consolidated financial statements), a $14.7 million charge related to restructuring, a net gain on sale of assets of $4.2 million mainly due to the sale of land and buildings, a loss of $14.4 million from discontinued operations and a gain of $55.6 million from disposal of discontinued operations due primarily to the sale of our pharmaceutical and software development operations, termination of 126 facility lease agreements, sale of one other facility and the reductions of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations (See "Note 9 - Discontinued Operations and Assets and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liabilities Held for Sale" in our consolidated financial statements).

(6)
Results for the ten month period ended December 31, 2002 include a non-cash charge of $272.3 million representing an impairment to our carrying values of goodwill and other long-lived assets for continuing operations (See "Note 8 - Intangible and Long-Lived Assets" in our consolidated financial statements), a net gain on sale of assets of $8.7 million due to the termination of ten facility lease agreements and the reduction of the carrying amount of the assets associated with the above described facilities, which facilities and assets were determined not to be integral to our core business operations and a loss of $136.1 million from discontinued operations, of which $135.5 million relates to the impairment to our carrying values of goodwill and other long-lived assets for discontinued operations.

(7)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A - "Risk factors."

Overview

     We are a nationwide provider, through our subsidiaries, of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We operate through various direct and indirect subsidiaries that engaged in the following three principal business segments during 2006:

-	inpatient services, primarily skilled nursing facilities;

-	rehabilitation therapy services; and

-	medical staffing services.

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

     Commencing in 2005, we implemented a business strategy to leverage our existing platform, and in December 2005, we acquired Peak, an Albuquerque, New Mexico-based operator of 56 skilled nursing facilities and independent and assisted living residences and a small hospice operation for approximately 8.9 million shares

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

of our stock. In 2006, we continued this strategy by purchasing a hospice company now known as SolAmor Hospice, Inc. for approximately $4.6 million and entering into an agreement to purchase Harborside. Harborside operates 73 skilled nursing and two assisted living facilities, with 8,979 licensed beds. Its operations are located in ten states, which states overlap or are contiguous to our eastern operating locations. Under the agreement we will pay $349.4 million in cash for all of Harborside’s outstanding stock and refinance or assume Harborside’s debt. We estimate that the amount of such debt, which will fluctuate until the closing, will approximate $240.0 million at the closing. We also expect to purchase in 2007, subsequent to the closing of the Harborside acquisition, certain facilities that are currently leased by Harborside for an aggregate purchase price of approximately $82.0 million, which is net of certain indebtedness of $7.5 million owed to Harborside by the owner of certain of the facilities, plus the assumption of certain indebtedness aggregating $30.0 million.

     We believe these acquisitions will provide us with critical mass in new geographic markets, potential synergies from reduction in overhead, improved purchasing discounts and revenue and margin growth opportunities.

     In December 2006, we sold SunPlus Home Health Services, Inc. (“SunPlus”), for a purchase price of $19.3 million. SunPlus provided skilled home health care, non-skilled home care, as well as pharmacy services.

     We have updated our historical financial statements to reflect the divesture of seven skilled nursing facilities, the sale of our home health segment, and the reclassification of our remaining laboratory and radiology business to assets and liabilities held for sale during the year ended December 31, 2006. U.S. generally accepted accounting principles require that these operations be reclassified as discontinued operations on a retroactive basis. The financial information in this Annual Report reflects that reclassification for all periods since February 28, 2002.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data prior to 2006 includes Peak for December 2005 only):

	For the Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	(dollars in thousands)
Consolidated:
Sources of Revenues
Medicaid	$403,882	38.6%	$289,503	37.8%	$270,369	38.6%
Medicare	279,693	26.7	196,571	25.7	170,163	24.3
Private pay and other	362,062	34.7	279,708	36.5	260,331	37.1
Total	$1,045,637	100.0%	$765,782	100.0%	$700,863	100.0%

	For the Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	(dollars in thousands)
Inpatient Only:
Sources of Revenues
Medicaid	$403,770	45.9%	$289,390	47.1%	$270,369	47.7%
Medicare	273,790	31.1	189,842	30.9	170,066	30.0
Private pay and other	201,552	23.0	135,681	22.0	126,225	22.3
Total	$879,112	100.0%	$614,913	100.0%	$566,660	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our skilled nursing ("SNF") and hospital facilities for the periods indicated (data prior to 2006 includes Peak for December 2005 only):

	For the Year Ended
	December 31,
	2006	2005	2004
SNF	$344.45	$326.28	$314.83
Hospital	$1,171.44	$1,063.24	$1,045.03

     The following changes have been implemented, are scheduled to be implemented, or are proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement and, as a result, our revenues and earnings.

Skilled nursing facilities

-
The Centers for Medicaid and Medicare Services (CMS) issued a 3.1% market basket increase for both the 2006 Federal fiscal year beginning October 1, 2005, and the 2007 Federal fiscal year beginning October 1, 2006. Geographic location and a two year phase-in of a change in the wage index applied, created an effective increase of 2.6% for Federal fiscal 2006 and 2.5% for Federal fiscal year 2007.

-
Effective January 1, 2006, Medicare RUG refinement and related legislation replaced two temporary add-on payments with an 8.5% increase to nursing weights and increased the number of RUG categories from 44 to 53. The nine new RUG categories provide for increased reimbursement for treating patients who require both rehabilitation and extensive services. As a result, our Medicare revenues increased for residents that qualified for the new RUG categories. As a result of patients shifting into the nine new RUG categories during the year ended December 31, 2006, our average Medicare rate increased $9.85 per patient day compared to the rate in effect during the year ended December 31, 2005.

Rehabilitation therapy

-
Effective January 1, 2006, the "therapy caps," which limit the amount of Medicare Part B reimbursement we receive for providing rehabilitation therapy, were implemented. However, the Deficit Reduction Act of 2005, required that CMS create an exception process for claims for services on or after January 1, 2006. Residents of long-term care facilities qualify for an automatic exception. Congress extended this exception through December 31, 2007. To date, the therapy cap regulations have not had a measurable impact on our earnings.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our SNF and hospital facilities for the periods indicated (data prior to 2006 includes Peak for December 2005 only):

	For the Year Ended
	December 31,
	2006	2005	2004
SNF	$142.95	$139.87	$133.34
Hospital	$916.85	$839.07	$820.31

     Medicaid outlays are a significant component of state budgets, and there have been cost containment pressures on Medicaid outlays for nursing homes. It is not certain whether reductions in Medicaid rates would be imposed in the future for any states in which we operate.

    Thirteen of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid. They include: Alabama, California, Georgia, Massachusetts, Montana, New Hampshire, North Carolina, Ohio, Oklahoma, Tennessee, Utah, Washington and West Virginia. Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes. In 2006, provider taxes were limited to 6%. The limit is 5.5% in 2007.

Private payors

     We currently receive 34.7% of our revenues from commercial insurance, long-term care facilities that utilize our specialty medical services, self-pay facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth the amount and percentage of certain elements of total net revenues for the following years ended December 31 (in thousands):

	2006		2005		2004
Inpatient Services	$879,112	84.1%	$614,913	80.3%	$566,060	80.8%
Rehabilitation Therapy Services	119,286	11.4%	116,626	15.2%	112,753	16.1%
Medical Staffing Services	86,864	8.3%	71,147	9.3%	56,816	8.1%
Corporate	36	0.0%	661	0.1%	(35)	0.0%
Intersegment eliminations	(39,661)	(3.8)%	(37,565)	(4.9)%	(34,731)	(5.0)%
Total net revenues	$1,045,637	100.0%	$765,782	100.0%	$700,863	100.0%

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third party payors for therapy, medical staffing, and laboratory and radiology provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2006	2005	2004
Inpatient Services	$-	$-	$(600)
Rehabilitation Therapy Services	38,663	36,952	33,310
Medical Staffing Services	998	613	2,103
Corporate and Other	-	-	(82)
Total affiliated revenue	$39,661	$37,565	$34,731

     The following table sets forth the amount of net segment income (loss) for the following years ended December 31 (in thousands):

	2006	2005	2004
Inpatient Services	$63,454	$41,355	$44,177
Rehabilitation Therapy Services	3,038	4,185	6,286
Medical Staffing Services	6,981	4,907	3,205
Net segment income before Corporate	73,473	50,447	53,668
Corporate	(56,907)	(52,342)	(48,484)
Net segment income (loss)	$16,566	$(1,895)	$5,184

     The following discussion of the "Year Ended December 31, 2006 compared to Year Ended December 31, 2005" and "Year Ended December 31, 2005 compared to Year Ended December 31, 2004" is based on the financial information presented in "Note 16 - Segment Information" in our consolidated financial statements.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Total revenue increased $279.8 million, or 36.5%, to $1,045.6 million for the year ended December 31, 2006 from $765.8 million for the year ended December 31, 2005. We reported net income for the year ended December 31, 2006 of $27.1 million compared to net income of $24.8 million for the same period of 2005.

     The increase in total revenue of $279.9 million for the 2006 period included:

-	$264.2 million of revenue in our Inpatient Services segment;
-	$15.8 million of revenue in our Medical Staffing segment; and
-	$2.7 million of revenue in our Rehabilitation Therapy segment.

     The net income of $27.1 million for the 2006 period included:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$15.4 million of income from continuing operations before income taxes, which included the following unusual adjustments primarily to Inpatient Services:
	-	a net $11.7 million reduction of self-insurance reserves for general and professional liability and workers’ compensation insurance related to incidents in prior periods;
offset by
-
a net $2.8 million in adjustments due to the finalization during the year of the accounting for the acquisition of Peak, which consisted of: (i) $2.8 million in additional reserves for pre-acquisition accounts receivable, (ii) $0.8 million in additional reserves for the collection of management fees related to managed properties acquired in the Peak acquisition, offset in part by (iii) a $0.8 million credit to workers’ compensation expense as a result of the finalization of the insurance reserves;

	-	a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see “Note 3 - Significant Accounting Policies” in our consolidated financial statements); and
	-	a $1.0 million charge for the termination of a management contract in the third quarter associated with the acquisition of hospice operations;

-	$12.4 million of income from discontinued operations, comprised of:
-
a $6.8 million gain from the sale of our home health operations in fourth quarter of 2006 (see “Note 9 - Discontinued Operations and Assets and Liabilities Held for Sale” in our consolidated financial statements);

	-	a net $6.0 million reduction of reserves for the year, for general and professional liability and workers’ compensation insurance, related to incidents in prior periods; and
	-	a $4.2 million non-cash gain primarily related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc.; and
	-	a $1.3 million gain on the sale of one of our Inpatient facilities in fourth quarter of 2006;
offset by
	-	a $3.6 million non-cash charge for previously closed facilities with a continuing rent obligation;
-
a net $1.3 million in losses from operations comprised of (i) $1.6 million from Inpatient Services, primarily related to the facilities divested in 2006, (ii) $1.2 million from a small rehabilitation/special education services operation held for sale, offset in part by (iii) $1.5 million in income from our home health operations sold in fourth quarter of 2006;

	-	a $0.8 million net tax provision for discontinued operations; and
	-	a $0.3 million loss related to the clinical laboratory and radiology operations located in California that were sold in 2004;

offset by

-	a $0.7 million net tax provision for continuing operations.

     The net income of $24.8 million for the 2005 period included:

-	$26.7 million of income from discontinued operations, comprised primarily of:
-
income of $15.5 million associated with divested inpatient services operations, which primarily consisted of a net $14.6 million favorable adjustment for general and professional liability and workers’ compensation insurance;

-
a gain of $7.6 million primarily related to receipt of $7.7 million for the deferred purchase price holdback related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc.;

	-	income of $3.1 million related to a small rehabilitation/special education services business held for sale at the end of 2006; and
	-	$2.5 million of income from our home health operations, which were sold in fourth quarter of 2006 (see “Note 9 - Discontinued Operations and Assets and Liabilities Held for Sale” in our

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

consolidated financial statements);
offset by
	-	a $1.0 million loss related to the sale of our clinical laboratory and radiology operations in California sold in 2004 and our mobile radiology operations sold in 2005;
-
losses of $1.0 million, of which $0.8 million related to our remaining laboratory and radiology business held for sale at the end of 2006 and $0.2 million related to the closure of our comprehensive outpatient rehabilitation facilities in Colorado, which occurred at the end of 2004; and

-	a $0.8 million net tax benefit from continuing operations;

offset by

-	$2.8 million of loss from continuing operations before income taxes, which included the following unusual adjustments related primarily to Inpatient Services:
	-	$1.1 million of transaction costs related to the Peak acquisition as a result of conforming Peak’s methodologies for inventory and accounts receivable management to ours;
	-	a $0.4 million loss on extinguishment of debt associated with debt refinancing; and
	-	a $0.4 million loss on sale of assets related primarily to write-downs for land and buildings;
offset by
	-	a net $6.8 million reduction of reserves for general and professional liability and workers’ compensation insurance related to incidents in prior periods.

Segment information

Inpatient Services.  Net revenues increased $264.2 million, or 43.0%, to $879.1 million for the year ended December 31, 2006 from $614.9 million for the year ended December 31, 2005. The addition of Peak contributed $238.1 million of the increase in net revenues. The remaining increase of $26.1 million in net revenues on a same store basis was primarily the result of:

-	an increase of $10.3 million in Medicaid revenues due primarily to improved rates of 3.7%;

-	an increase of $7.3 million in Medicare revenues driven by a 4.2% increase in Medicare Part A rates;

-	an additional increase of $6.1 million in Medicare revenues due to an improvement in Medicare patient mix of 53 basis points to 14.5% from 14.0% of total;

-	a $5.8 million increase in commercial insurance revenues; and

-	a $1.3 million increase in management fee revenue;

offset by

-	a $3.2 million decrease in Medicaid revenue caused by lower customer base due to the improvement in Medicare mix; and

-	a $1.6 million decrease in Medicare part B revenue.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $119.6 million, or 38.7%, to $428.4 million for the year ended December 31, 2006 from $308.8 million for the year ended December 31, 2005. Approximately $112.1 million of the increase was due to the addition of Peak. The

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

remaining increase of $7.5 million was primarily due to:
-	wage increases and related benefits and taxes of $8.1 million to remain competitive in local markets;
-	an increase of $0.8 million in overtime expenses; and

-	a $0.6 million increase in bonus expense;

offset by

-	a $2.1 million decrease in health insurance costs relative to the prior period due to improved claims experience that occurred in 2005 but did not reoccur in 2006.

     Self-insurance for workers' compensation and general and professional liability insurance increased $7.1 million, or 30.8%, to $30.1 million for the year ended December 31, 2006 as compared to $23.0 million for the year ended December 31, 2005. The addition of Peak contributed $12.1 million of the increase, offset by decreases in same store operations of:

-	a $3.0 million decrease related to workers’ compensation costs primarily related to incidents in prior periods; and

-	a $2.0 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods.

     Other operating costs increased $73.4 million, or 42.3%, to $246.7 million for the year ended December 31, 2006, from $173.3 million for the year ended December 31, 2005. Excluding the impact of Peak, which contributed $64.1 million of the increase, the remaining $9.3 million increase was primarily due to:

-
a $4.7 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix and to a decrease in rebates and discounts, net of savings resulting from more favorable pricing and payment terms with significant vendors ($0.1 million of the savings was attributable to a new agreement, effective as of October 1, 2006, with our institutional pharmacy vendor that resulted in favorable pharmacy pricing; we expect that the resulting savings during 2007 from this agreement will approximate $3.3 million);

-	a $1.1 million increase in taxes primarily due to higher provider, real estate and personal property taxes;

-	a $1.2 million increase in contract nursing labor;

-	a $1.1 million increase in utility expense; and

-	a $1.2 million increase in legal fees.

     General and administrative expenses increased $5.3 million, or 39.5%, to $18.8 million for the year ended December 31, 2006 from $13.5 million for the year ended December 31, 2005. The addition of Peak contributed $3.3 million of the increase. Approximately $1.6 million of the additional increase was due to higher salaries, benefits, travel and recruiting costs due to the strategic addition of clinical reimbursement staff to grow revenue related in same store operations. The remaining $0.4 million increase was due to consulting and other administrative costs.

     The provision for losses on accounts receivable increased $6.9 million, or 179.3%, to $10.7 million for the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

year ended December 31, 2006, from $3.8 million for year ended December 31, 2005, primarily due to the addition of the Peak facilities which caused $5.5 million of the increase, which included a $2.8 million provision for accounts receivable that were determined to be unbillable at the date of the Peak acquisition (see “Note 7 - Acquisitions” in our consolidated financial statements). The remaining increase of $1.4 million was driven by a $1.0 million disallowance of previously allowable items under Medicare and a $0.4 million increase in revenues and timing of collections.

     Facility rent expense of $55.7 million for the year ended December 31, 2006 increased $18.6 million, or 50.3%, compared to the year ended December 31, 2005, primarily due to the addition of the Peak facilities which caused $15.0 million of the increase. In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see “Note 3 - Significant Accounting Policies” in our consolidated financial statements.) The remaining increase of $1.1 million was due to normally scheduled rent increases. Pursuant to Interpretation No. 46 of the Financial Accounting Standards Board, “Consolidation of Variable Interest Entities”, we have eliminated facility rent expense of $3.5 million for 2006 paid to (and have consolidated indebtedness of) nine partnerships and limited liability companies (collectively known as “Clipper”), each of which owns one facility that we operate in New Hampshire, by reason of their status as variable interest entities (see “Note 10 - Variable Interest Entities” in our consolidated financial statements). We expect to eliminate $2.8 million in Clipper rent expense in 2007.

     Depreciation and amortization increased $5.1 million, or 148.2%, to $11.9 million for the year ended December 31, 2006, from $6.8 million for the year ended December 31, 2005. The increase was primarily attributable to a $1.4 million cumulative depreciation charge as a result of the finalization of the property, plant and equipment valuation in the third quarter related to the Peak acquisition, in addition to the previously estimated depreciation for the year for the Peak properties, which was an increase of $2.3 million. The remaining increase of $1.4 million was due primarily to additional capital expenditures incurred for facility improvements in 2006.

     Net interest expense for the year ended December 31, 2006 was $13.4 million as compared to $7.3 million for the year ended December 31, 2005. The increase of $6.1 million, or 82.7%, was due to assumed debt from the addition of the Peak facilities.

Rehabilitation Therapy Services.  Total revenues from Rehabilitation Therapy Services increased $2.7 million, or 2.3%, to $119.3 million for the year ended December 31, 2006, from $116.6 million for the year ended December 31, 2005. Of the $2.7 million increase in total revenues, affiliated revenues increased $1.7 million, or 4.6%, and nonaffiliated revenues increased $1.0 million, or 1.2%. The increase in 2006 of $1.0 million in nonaffiliated revenues was due primarily to growth of existing business, offset by the impact of the Medicare RUG refinement and the reinstatement of the Part B therapy cap in January 2006. The cap reinstatement was only partially ameliorated by the therapy cap exception process, which became generally applicable to many of our patients at the end of March 2006. In addition, an initiative was undertaken in early 2006 to review our portfolio of existing business and exit those contracts where we were unable to renegotiate rates sufficient to support the current labor market.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $4.8 million, or 5.0%, to $100.7 million for the year ended December 31, 2006 from $95.9 million for the year ended December 31, 2005. The increase was due primarily to an average increase of 4.4% in therapy wages and severance pay costs related to the termination of contracts discussed above.

     Self-insurance for workers' compensation and general and professional liability expenses decreased $0.3 million, or 20.0%, to $1.4 million for the year ended December 31, 2006, from $1.7 million for the year ended December 31, 2005. The decrease was due to a decrease in workers' compensation claims expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Other operating costs, including contract labor expenses, decreased $0.8 million, or 11.1%, to $6.8 million for the year ended December 31, 2006 from $7.6 million for the year ended December 31, 2005. The decrease was primarily due to decreases in contract therapy and other direct contract expenses in relation to the termination of contracts discussed above.

     General and administrative expenses decreased $0.7 million, or 8.9%, to $6.7 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005. The decrease was primarily due to the restructuring of overhead positions in alignment with the adjusted portfolio discussed above. Our reorganization efforts concentrated primarily on our sales and recruiting functions to better align these functions with our initiative to focus on same store contract growth.

     The provision for losses on accounts receivable increased $0.8 million, or 122.6%, to $0.2 million for the year ended December 31, 2006 from a credit of $0.7 million for the year ended December 31, 2005. The increase in 2006 was primarily due to collections of previously reserved receivables in 2005.

Depreciation expense increased $0.2 million, or 106.2%, to $0.3 million for the year ended December 31, 2006 from $0.1 million for the year ended December 31, 2005. The increase in expense was primarily due to execution of initiative to replace obsolete computer equipment in designated contract facilities.

Medical Staffing Services.  Total revenues from Medical Staffing Services increased $15.8 million, or 22.1%, to $86.9 million for the year ended December 31, 2006 from $71.1 million for the year ended December 31, 2005. The increase in revenues was primarily the result of:

-	$9.6 million resulting from the acquisition of ProCare in August 2005 and two small acquisitions earlier in the year; and

-	$8.0 million attributable to an increase of approximately 56,000 billable hours, an average 5.1% bill rate increase and an increase in the school business of $1.1 million;

offset by

-	$1.9 million due to offices permanently closed in 2006 due mainly to Hurricane Katrina.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $12.7 million, or 22.4%, to $69.5 million for the year ended December 31, 2006 from $56.8 million for the year ended December 31, 2005. Of the $12.7 million increase, $2.2 million was directly attributable to the increase in billable hours and $7.9 million from the acquisitions mentioned above. The remaining $2.6 million is attributable to pay rate increases for nurses and therapists.

     Other operating costs increased $0.6 million, or 14.1%, to $5.0 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The increase was primarily attributable to $1.0 million in various administrative expenses related to travel and meal stipends offset by a $0.3 million decrease in help wanted, education and training and contract labor usage.

    General and administrative expenses, which include regional costs related to the supervision of operations and all other non-direct costs, decreased $0.2 million, or 8.1%, to $2.5 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005. The decrease resulted primarily from corporate restructure of overhead and resulting lower administrative expenses.

     Amortization expense increased $0.3 million, or 133.0%, to $0.6 million for the year ended December 31, 2006 from $0.2 million for the year ended December 31, 2005. The increase resulted primarily from the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

acquisition of ProCare in August 2005 and two small acquisitions earlier in the year.

     Net interest expense increased $0.1 million, or 226.1%, to $0.2 million for the year ended December 31, 2006 from $0.1 million for the year ended December 31, 2005. The increase resulted primarily from the acquisition of ProCare in August 2005 and two small acquisitions earlier in the year.

Corporate.  General and administrative costs not directly attributed to operating segments increased $2.7 million, or 5.6%, to $49.9 million for the year ended December 31, 2006 from $47.2 million for the year ended December 31, 2005. The increase was primarily due to the increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) of $1.1 million for the year ended December 31, 2006 and additional costs incurred in the current period for company initiatives.

Interest expense

Net interest expense not directly attributed to operating segments increased $0.5 million, or 10.8%, to $4.9 million for the year ended December 31, 2006 from $4.5 million for the year ended December 31, 2005. The increase was primarily due to an increase in borrowings on our credit facility during 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Total revenue increased $64.9 million, or 9.3%, to $765.8 million for the year ended December 31, 2005 from $700.9 million for the year ended December 31, 2004. We reported net income for the year ended December 31, 2005 of $24.8 million compared to a net loss of $18.6 million for the same period of 2004.

     The increase in total revenue of $64.9 million for the 2005 period included:

-	$48.9 million of revenue in our Inpatient Services segment;
-	$14.3 million of revenue in our Medical Staffing segment; and
-	$3.9 million in our Rehabilitation Therapy segment revenue.

     The net income of $24.8 million for the 2005 period included:

-	$26.7 million of income from discontinued operations, comprised primarily of:
-
income of $15.5 million associated with divested inpatient services operations, which primarily consisted of a net $14.6 million pre-tax favorable adjustment for general and professional liability and workers’ compensation insurance;

-
a gain of $7.6 million primarily related to receipt of $7.7 million for the deferred purchase price holdback related to the sale in July 2003 of our pharmaceutical services operations to Omnicare, Inc.;

	-	income of $3.1 million related to a small rehabilitation/special education services business held for sale at the end of 2006; and
-
$2.5 million of income from our Home Health operations, which were sold in fourth quarter of 2006 (see “Note 9 - Discontinued Operations and Assets and Liabilities Held for Sale” in our consolidated financials statements);

offset by
	-	a $1.0 million loss related to the sale of our clinical laboratory and radiology operations in California sold in 2004 and our mobile radiology operations sold in 2005; and
-
losses of $1.0 million, of which $0.8 million related to our remaining laboratory and radiology operations held for sale at the end of 2006 and $0.2 million related to the closure of our comprehensive outpatient rehabilitation facilities in Colorado, which occurred at the end of 2004; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $0.8 million net tax benefit from continuing operations;

offset by

-	$2.8 million of losses from continuing operations before income taxes, which included the following unusual adjustments primarily to Inpatient Services:
	-	$1.1 million of transaction costs related to the Peak acquisition as a result of conforming Peak’s methodologies for inventory and accounts receivable management to ours;
	-	a $0.4 million loss on extinguishment of debt associated with debt refinancing; and
	-	a $0.4 million loss on sale of assets related primarily to write-downs for land and buildings;
offset by
	-	a net $6.8 million reduction of reserves for general and professional liability and workers’ compensation insurance related to incidents in prior periods; and
	-	$0.3 million of revenue related to prior periods for retroactive rate increases.

     The net loss of $18.6 million for the 2004 period included:

-	$20.3 million of losses from discontinued operations, comprised primarily of:
-
$17.6 million of losses associated with the California clinical laboratory and radiology operations that were sold in 2004 that included a revenue adjustment of $3.3 million related to a prior year and a provision for loss adjustment of $3.4 million;

-
losses of $5.0 million associated with divested inpatient services operations, including a net $3.3 million charge for general and professional liability and workers’ compensation reserves related to prior periods;

	-	$4.3 million of residual costs associated with the sale of our pharmacy operations, which occurred in 2003;
	-	a $1.1 million loss from operations from our mobile radiology operations sold in 2005; and
	-	a $0.7 million loss on the closure of our comprehensive outpatient rehabilitation facilities in Colorado in 2004;
offset by
	-	income of $4.0 million related to a small rehabilitation/special education services business held for sale at the end of 2006;
-
$3.5 million of income from our home health operations, which were sold in fourth quarter of 2006 (see “Note 9 - Discontinued Operations and Assets and Liabilities Held for Sale” in our consolidated financial statements);

	-	a $0.5 million gain related to a holdback received in 2004 for the sale of our software development assets in 2003; and
	-	income of $0.4 million related to our remaining laboratory and radiology business held for sale at the end of 2006;

offset by

-	a $1.2 million net tax benefit from continuing operations; and

-	$0.5 million of income from continuing operations before income taxes, which included the following unusual adjustments:
	-	a net $16.5 million reduction of reserves for general and professional liability and workers’ compensation insurance related to incidents in prior periods; and
	-	a net $3.4 million gain on extinguishment of debt due to mortgage restructurings;
offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	$2.0 million of restructuring costs associated with professional fees and one-time terminations;
-	a $1.5 million loss on the sale of assets associated primarily with the write-down of land and a building held for sale in 2004; and
-	a $1.0 million loss on asset impairment.

Segment information

Inpatient Services.  Total revenues from inpatient services increased $48.9 million, or 8.6%, to $614.9 million for the year ended December 31, 2005 from $566.1 million for the year ended December 31, 2004. The addition of Peak for the month of December 2005 contributed $20.5 million of the increase in net revenues. The remaining increase of $28.4 million in net revenues was primarily comprised of:

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

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $23.8 million, or 8.3%, to $308.8 million for the year ended December 31, 2005 from $285.0 million for the year ended December 31, 2004. The addition of Peak for the month of December 2005 contributed $10.1 million of the increase. The remaining increase of $13.7 million in salaries and benefits was primarily due to:

-	increases in wages and related benefits of $10.1 million to remain competitive in local markets, in addition to increased hours due to increased Medicare customer base;

-	an increase of $1.9 million in salaries and benefits at two hospitals in California to meet or exceed new staffing requirements, and

-	a $1.7 million increase in health insurance costs.

     Self-insurance for workers' compensation and general and professional liability insurance increased $4.0 million, or 21.3%, to $23.0 million for the year ended December 31, 2005 as compared to $19.0 million for the year ended December 31, 2004. The addition of Peak in December 2005 contributed $0.9 million of the increase. The remaining increase of $3.1 million was primarily due to:

-	a $4.8 million increase in 2005 over the prior year as a result of a significant reduction of liabilities due to an improvement in settlement trends for prior periods that was recorded in 2004;

offset by

-	a $1.7 million decrease related to workers' compensation costs primarily related to the reduction in the number of claims related to prior years.

     Other operating costs increased $17.2 million, or 11.0%, to $173.3 million for the year ended December 31, 2005, from $156.1 million for the year ended December 31, 2004. Excluding the impact of Peak, which contributed $6.7 million of the increase, the remaining increase of $10.5 million was primarily due to:

-	a $3.8 million increase in therapy, pharmacy and medical supplies expense attributable to the increase

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

in Medicare patient mix;

-	a net change in gain on extinguishment of $3.8 million;

-	a $2.0 million increase in provider taxes; and
-	a $0.9 million increase in utility expense.

     General and administrative expenses increased $1.6 million, or 13.1%, to $13.5 million for the year ended December 31, 2005 from $11.9 million for the year ended December 31, 2004. The increase was primarily due to salaries and benefits expense for regional administrative and office personnel.

     Facility rent expense of $37.1 million for the year ended December 31, 2005 increased $2.0 million, or 5.7%, compared to the year ended December 31, 2004, primarily due to the addition of the Peak facilities, which had $1.4 million in rent for the month of December, 2005. The remaining increase of $0.6 million was due to normally scheduled rent increases.

     The provision for losses on accounts receivable increased $1.3 million, or 52.0%, to $3.8 million for the year ended December 31, 2005, from $2.5 million for year ended December 31, 2004, primarily due to the addition for the month of December 2005 of the Peak facilities which contributed $0.8 million of the increase. The remaining increase was due to the increase in revenues and timing of collections.

     Depreciation and amortization decreased $0.3 million, or 4.7%, to $6.8 million for the year ended December 31, 2005, from $7.2 million for the year ended December 31, 2004. The decrease was primarily attributable to the conversion of one facility from a capital lease to an operating lease in 2004, partly offset by additional capital expenditures incurred for facility improvements in 2005 and the addition of the Peak facilities for the month of December 2005.

     Net interest expense for the year ended December 31, 2005 was $7.3 million as compared to $5.1 million for the year ended December 31, 2004. The increase of $2.2 million, or 42.9%, was due to the assumption of Peak indebtedness and consolidation of the indebtedness of the Clipper entities by reason of their status as variable interest entities, which consolidation commenced in the third quarter of 2004 (see "Note 10 - Variable Interest Entities" in our consolidated financial statements). Clipper consists of nine entities, each of which own one facility that we operate in New Hampshire.

Rehabilitation Therapy Services.  Total revenues from Rehabilitation Therapy Services increased $3.9 million, or 3.4%, to $116.6 million for the year ended December 31, 2005, from $112.8 million for the year ended December 31, 2004. Of the $3.9 million increase in total revenues, affiliated revenues increased $3.6 million, or 11.4%, and nonaffiliated revenues increased $0.4 million, or 0.4%. The increase in 2005 of $0.4 million in nonaffiliated revenues was due primarily to the loss of two large chain customers during the second and third quarters of 2004 and the replacement during 2005 of that revenue stream through the growth of rehabilitation agency activity.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $6.2 million, or 6.9%, to $95.9 million for the year ended December 31, 2005 from $89.7 million for the year ended December 31, 2004. The increase was due primarily to an average increase of 4.7% in therapy wages in order to recruit and maintain therapists offset by a $0.9 million reclassification to general and administrative expense of salaries, benefits, and other related expenses for overhead staff that were recorded to operating salaries and benefits in 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Self-insurance for workers' compensation and general and professional liability expenses increased $1.1 million, or 155.0%, to $1.7 million for the year ended December 31, 2005, from $0.7 million for the year ended December 31, 2004. The increase was due to an increase in workers' compensation claims expense.

    General and administrative expenses increased $1.0 million, or 14.9%, to $7.4 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004. The increase was primarily due to a $0.9 million reclassification of overhead salaries, benefits, and other related expenses that were recorded to operating salaries and benefits in 2004 and increases in wages.

     The provision for losses on accounts receivable decreased $2.1 million, or 149.4%, to a credit of $0.7 million for the year ended December 31, 2005 from $1.4 million for the year ended December 31, 2004. The decrease in expense was primarily due to improvements in collections in 2005 of older receivables.

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

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $12.9 million, or 29.3%, to $56.8 million for the year ended December 31, 2005 from $43.9 million for the year ended December 31, 2004. Of the $12.9 million increase, $8.1 million was directly attributable to the increase in billable hours and $4.8 million from the acquisitions mentioned above.

   General and administrative expenses, which include regional costs related to the supervision of operations and all other non-direct costs, decreased $0.4 million, or 12.5%, to $2.7 million for the year ended December 31, 2005 from $3.1 million for the year ended December 31, 2004. The decrease resulted primarily from corporate restructure of overhead and resulting lower administrative expenses.

     The provision for losses on accounts receivable decreased $0.1 million, or 35.1%, to $0.2 million for the year ended December 31, 2005 from $0.3 million for the prior year due to improved management of receivables and the recoveries of older, fully-reserved receivables.

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

-	$0.7 million of travel and meeting expenses;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

$0.5 million of professional and consultant fees recorded in 2005 related to various improvement initiatives; and

-	$0.5 million of gain on an asset held for sale in 2004 that did not reoccur in 2005;

                    offset by

-	a $0.6 million decrease in staff salaries and benefits.

Interest expense

     Net interest expense not directly attributed to operating segments increased $1.0 million, or 26.5%, to $4.5 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004. The increase was primarily due to an increase in borrowings on our credit facility during 2005.

Liquidity and Capital Resources

     For the year ended and as of December 31, 2006, our net income was $27.1 million and our working capital was $96.2 million. As of December 31, 2006, we had cash and cash equivalents of $131.9 million, $10.0 million in borrowings and $15.0 million in letters of credit outstanding under our Revolving Loan Agreement and $56.2 million of funds available for borrowing under our Revolving Loan Agreement, which expires January 31, 2009.

     In December 2006, we sold 11.5 million shares of our common stock at $11.25 per share in a public offering for net proceeds of $121.7 million. We used the net proceeds to repay amounts outstanding under our Revolving Loan Agreement. The remaining funds are held in a short-term investment, which is classified in our consolidated balance sheet as cash and cash equivalents.

     We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Revolving Loan Agreement and pursuant to the debt financing commitments obtained in connection with the Harborside acquisition will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

Cash flows

     For the year ended December 31, 2006, our net cash provided by operating activities was $9.8 million. The $121.7 million net proceeds from the issuance of our common stock, the $10.0 million in borrowings under our Revolving Loan Agreement and the cash proceeds of $22.0 million from the sale of assets were primarily used to fund $22.2 million in capital expenditures, $12.3 million in net debt service for the year, and $3.4 million in acquisition costs for the inpatient segment. The $12.3 million in debt service was the net of $58.2 million in long-term debt repayments and the $45.9 million borrowing, as a result of the paydown on facility mortgages.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Revolving Loan Agreement

     In December 2005, we entered into the Revolving Loan Agreement with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100.0 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75%, which percentage is subject to adjustment based on our fixed charge coverage ratio, plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equals or exceeds 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of December 31, 2006 was $81.2 million, net of specified reserves of $5.7 million. As of December 31, 2006, we had $10.0 million in borrowings outstanding and we had issued $15.0 million in letters of credit, leaving $56.2 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.

Acquisitions

Harborside

     In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside. Harborside, which operates 73 skilled nursing and two assisted living facilities, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and to refinance or assume Harborside’s debt. We estimate that the amount of such debt, which will fluctuate until the closing, will approximate $240.0 million at the closing. We also expect to purchase in 2007, subsequent to the closing of the Harborside acquisition, certain facilities that are currently leased by Harborside for an aggregate purchase price of approximately $82.0 million, which is net of certain indebtedness of $7.5 million owed to Harborside by the owner of certain of the facilities, plus the assumption of certain indebtedness aggregating $30.0 million. Harborside’s operations are located in ten states with 8,979 licensed beds, which states overlap or are contiguous to our eastern operating locations. Sun has received debt financing commitments from Credit Suisse, CIBC World Markets Corp., UBS Securities LLC and Jefferies Finance LLC to fund the purchase price and the refinancing of certain Harborside and Sun debt. We also expect that the new credit facilities will provide a $50.0 million revolving credit facility for working capital and other general corporate purposes, as well as a $40.0 million letter of credit facility. The transaction is expected to close in the first half of 2007, subject to certain closing conditions that include regulatory and other approvals.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Peak

     On December 9, 2005, we acquired Peak, which operated or managed 56 inpatient facilities, in exchange for approximately nine million shares of our common stock. The $164.4 million acquisition cost, which included the fair value of Sun Common Stock issued of $55.6 million and options issued of $0.3 million, $95.7 million of assumed indebtedness and $12.8 million in estimated direct transaction costs, was allocated to the assets acquired and liabilities assumed, based on their fair values.

Other Acquisitions

     In August 2006, we completed the purchase of a hospice company, which operated two hospice programs in Oklahoma and which had also managed five of our hospice programs, by acquiring all of its outstanding stock in exchange for approximately $4.6 million. The purchase price included an allocation of $1.0 million related to the cancellation of the existing management agreement which was expensed in the current period. The remainder of the purchase price has been allocated to goodwill and will be subject to annual impairment tests.

     In August  2005, we acquired ProCare, a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets representing goodwill was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

     In April 2005, we acquired the healthcare staffing operations of two small staffing companies for a combined purchase price of $2.4 million, all of which was allocated to goodwill.

     In November 2004, we acquired one home health agency for $0.7 million in cash and allocated the purchase price to goodwill and licenses of $0.4 million and $0.3 million, respectively.

Assets held for sale

     As of December 31, 2006, assets held for sale consisted of (i) SunAlliance, our remaining laboratory and radiology services operations, with a net carrying amount of $0.9 million, consisting of $1.7 million in assets, offset in part by $0.8 million in liabilities, (ii) and a skilled nursing facility with a net carrying amount of $3.8 million, consisting of $4.6 million in assets, offset in part by $0.8 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements, which we expect to sell in the next year.

     During the year ended December 31, 2006, we sold SunPlus, our home healthcare services for a purchase price of $19.3 million. We also sold a skilled nursing facility for $1.6 million in cash.

     During the year ended December 31, 2005, we sold one nursing facility for $1.0 million in cash, and land and a building for $0.8 million. On November 4, 2005, we sold Pacific Mobile, our mobile and radiology services operations located in Arizona and Colorado.

Debt

     As part of the ProCare acquisition in August 2005, we issued $4.1 million in promissory notes payable over three years. The balance of this note was paid off in February, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     On February 28, 2002, we delivered a promissory note to the federal government as part of our settlement agreement pursuant to our Plan of Reorganization. The remaining $3.0 million payment due under the promissory note was paid in February, 2007. Interest under the promissory note is based upon the weekly average one-year constant maturity treasury yield. The effective interest rate as of December 31, 2006 was 2.24%.

     As part of the PIFJ as described under Item 1 - "Business - Compliance Process," we agreed to pay $2.5 million in quarterly payments commencing October 2005 and terminating July 2007.

Capital expenditures

     We incurred total net capital expenditures related primarily to improvements at facilities, as reflected in the segment reporting, of $23.3 million, $17.4 million and $12.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, which included capital expenditures for discontinued operations of $1.3 million, $2.3 million and $1.5 million, respectively. We had construction commitments as of December 31, 2006 under various contracts of $6.0 million related to improvements at facilities. We expect to incur approximately $25.0 million in capital expenditures during 2007, related primarily to improvements at existing facilities and information system upgrades.

Obligations and Commitments

     The following table provides information about our contractual obligations and commitments in future years as of December 31, 2006 (in thousands):

	Payments Due by Period
							After
	Total	2007	2008	2009	2010	2011	2011
Contractual Obligations:
Debt, including interest
payments(1)(2)	$263,390	$36,025	$34,879	$22,732	$20,182	$21,644	$127,928
Capital leases (3)	1,395	613	604	178	-	-	-
Construction commitments	6,047	6,047	-	-	-	-	-
Purchase obligations	215,706	67,601	52,460	47,646	47,999	-	-
Operating leases	431,675	65,937	61,795	61,224	58,894	53,543	130,282
Other long-term liabilities (4)	9,343	2,036	2,036	2,036	3,235	-	-

Total	$927,556	$178,259	151,774	133,816	130,310	$75,187	$258,210

	Amount of Commitment Expiration Per Period
	Total
	Amounts						After
	Committed	2007	2008	2009	2010	2011	2011
Other Commercial Commitments:
Letters of credit	$14,971	$14,247	$724	$-	$-	$-	$-

Total	$14,971	$14,247	$724	$-	$-	$-	$-

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $90.4 million, of which $7.2 million is attributable to variable interest rates determined using the weighted average method.

(2)	Includes $50.1 million of debt related to Clipper, of which $30.3 million is interest. (See "Note 10 - Variable Interest Entities" in our consolidated financial statements.)
(3)	Includes principal payments and interest of $0.2 million.
(4)
We entered into an agreement that granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of nine entities for an aggregate remaining amount of $9.7 million, of which $0.4

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

million is recorded in other accrued liabilities in our consolidated balance sheet. The agreement also provides the owners of those entities the right to require us to purchase those ownership interests at the above described times and option prices. (See "Note 10 - Variable Interest Entities" in our consolidated financial statements.)

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

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance is adjusted as appropriate. As of December 31, 2006, accounts receivable for divested operations were fully reserved.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Insurance.  We self-insure for certain insurable risks, including general and professional liability, workers' compensation liability and employee health insurance liability through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. An independent actuarial analysis is prepared twice a year to determine the adequacy of the self-insurance obligations booked as liabilities in our financial statements. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

Impairment of assets.

Goodwill and Accounting for Business Combinations

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our goodwill included in our consolidated balance sheets as of December 31, 2006 and 2005 was $55.1 million and $81.3 million, respectively. The decrease in our goodwill during 2006 was primarily the result of the finalization of the purchase accounting for the Peak business combination in the Inpatient Services segment.

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") established the rules for the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

     The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

     Pursuant to SFAS No. 142, we perform our annual goodwill impairment analysis during the fourth quarter for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management. We identified the division level as the reporting unit used for the Inpatient Services business. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a reporting unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. We did not record a goodwill impairment for the years ended December 31, 2006, 2005 or 2004.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We did not record an impairment to our Indefinite Life Intangibles for the years ended December 31, 2006, 2005 or 2004.

     During 2006, we determined that a portion of the income tax payable balance established in fresh-start could be offset by net operating loss carrybacks. We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded. Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $4.0 million, which consisted primarily of trademarks. See “Note 8 - Intangible and Long-Lived Assets” in our consolidated financial statements.

Finite Life Intangibles

     Pursuant to SFAS No. 142, we evaluate the recoverability of our finite life intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the intangible. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value. We did not record an impairment to our Finite Life Intangibles for the years ended December 31, 2006, 2005 or 2004.

     During 2006, we determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks. We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded. Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $1.4 million, which consisted primarily of favorable lease intangibles. See “Note 8 - Intangible and Long-Lived Assets” in our consolidated financial statements.

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

     We did not record an impairment to our long-lived assets for the years ended December 31, 2006 and 2005.  During the year ended December 31, 2004, we recorded pretax charges totaling $1.0 million for asset impairments. The asset impairment charges related to a $1.0 million write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, we have not determined the effect that the fair value option, if elected, will

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

have on our financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement parameters for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of December 31, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position or results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires an approach that considers the amount by which the current year Consolidated Statement of Operations is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated (“iron curtain approach”). Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements. Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

     Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The misstatement that has been corrected is described below.

     Subsequent to the completion of the financial statement close process, we determined that certain lease rate escalation clauses, that effectively provided for annual CPI adjustments, had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal periods ended December 31, 2002 through 2005. Such escalators were recorded as facility rent expense in the period that they became effective. We have concluded that we should have been using a straight-line method for leases that depend on existing indexes or rates. In accordance with the transition provisions of SAB No. 108, we recorded a $5.1 million cumulative effect adjustment to retained earnings and an offsetting amount to long-term deferred rent as of January 1, 2006. In addition, we recognized an additional $2.5 million of facility rent expense in 2006 related to the application of the straight line methodology to certain leases with rent escalators. These adjustments are scheduled to reverse in future periods beginning in 2010. Due to our current tax position as described in “Note 12 - Income Taxes” in our consolidated financial statements, these adjustments resulted in a $72,000 reduction in the tax provision for continuing operations, and no net effect on our deferred tax assets since such assets are fully offset by a valuation allowance.

     Based on the nature of these adjustments and the totality of the circumstance surrounding these adjustments, we have concluded that these adjustments are immaterial to prior years’ consolidated financial statements under our previous method of assessing materiality, and therefore, have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     We are exposed to market risk because we hold debt that is sensitive to changes in interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. The following table provides information regarding our market sensitive financial instruments and constitutes a forward-looking statement.

								Fair Value	Fair Value
	Expected Maturity Dates							December 31,	December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006	2005(1)(2)
	(Dollars in thousands)
Fixed rate debt (3)	$7,978	$24,139	$3,768	$11,811	$3,725	$85,022	$136,443	$126,728	$147,783
Rate	5.8%	7.8%	8.5%	8.5%	8.5%	7.2%
Variable rate debt	$16,350	$657	$9,619	$185	$10,911	$-	$37,722	$34,714	$35,185
Rate	9.6%	6.9%	8.1%	8.0%	8.0%	-%

(1)	Total debt increased by $95.7 million in connection with the Peak acquisition.

(2)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(3)
Fixed rate long-term debt includes $50.1 million related to the consolidation of Clipper as of December 31, 2006 and $50.2 million as of December 31, 2005. (See "Note 10 - Variable Interest Entities" in our consolidated financial statements.)

Item 8.  Financial Statements and Supplementary Data

     Information with respect to Item 8 is contained in our consolidated financial statements and financial statement schedules and is set forth herein beginning on Page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

Item 9A.  Controls and Procedures

Management's Report on Disclosure Controls and Procedures

     We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Rick Matros, and Chief Financial Officer (“CFO”), Bryan Shaul, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were ineffective at December 31, 2006 as they related to lease accounting as described below. The specific lease accounting practices involved have been consistently applied for many years. Ernst & Young LLP has been acting as our independent auditors since March 1, 2002, and has previously issued unqualified opinions on our financial statements. Prior to March 1, 2007, neither management nor the Audit Committee of the Board of Directors had ever received any information or comment that would cause it to question its accounting for leases.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Therefore, even those systems determined to be effective may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in InternalControl - Integrated Framework. As part of this assessment, management evaluated the controls over the accounting procedures for rent escalation clauses contained in certain of our lease agreements. We use these procedures, among others, to determine the accounting treatment for determining facility rent expense. Notwithstanding previous assumptions that we believed were appropriate to rely upon and despite good faith efforts in determining appropriate accounting policies, we concluded that our previously established lease accounting policies were not correctly applied and our facility rent expense and deferred rent were misstated. Accordingly, we recognized a cumulative effect adjustment to retained earnings of $5.1 million as of January 1, 2006, for understatements of facility rent expense that arose beginning in 2002 and recorded an additional $2.5 million of facility rent expense in 2006 to appropriately reflect rent escalator clauses in certain of our lease agreements. As a result of these misstatements, management, including our CEO and CFO, has determined that this control deficiency constituted a “material weakness” as defined in the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” Because of this material weakness, management has concluded that internal control over financial reporting was not effective as of December 31, 2006.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of internal control over financial reporting is included in this Annual Report as part of our financial statements.

Changes to Internal Control over Financial Reporting

     Management has reevaluated its lease accounting policies and procedures. As part of our review, we have enhanced the review process over new and/or modified lease agreements and the related accounting treatment by ensuring that future lease transactions are subject to a more thorough and detailed review. Management believes that these new policies have remediated the material weakness in our internal controls over financial reporting that existed as of December 31, 2006, and that these internal controls are effective.

Item 9B.  Other Information

Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

     The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2007.

Item 11.  Executive Compensation

     The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2007.

Item 13.  Certain Relationships and Related Transactions and Director Independence

     The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2007.

Item 14.  Principal Accounting Fees and Services

     The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	(1)	The following consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

		Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2006 and 2005

		Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

		Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

		Notes to Consolidated Financial Statements

	(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

		Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(22)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc.

3.2(1)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(1)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(3)	Form of Warrant issued by Sun Healthcare Group, Inc. in February 2004 to each of the purchasers named on the list of purchasers attached thereto

4.3(3)	Form of Registration Rights Agreement dated February 2004 between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

4.4(18)	Registration Rights Agreement dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

4.4.1(19)
Amendment No. 1, dated as of July 7, 2005, to the Registration Rights Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

4.4.2(27)
Agreement, dated as of January 17, 2007, by and between Sun Healthcare Group, Inc., DFW Capital Partners, L.P., Steelhead Investments Ltd. and, for purposes of Sections 3 and 4 of the Agreement only, RFE Investment Partners V, L.P and RFE VI SBIC, L.P.

4.5
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

10.2(4)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(13)+	2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.4(16)+	Peak Medical Corporation 1998 Stock Incentive Plan

10.5(25)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Richard Matros.

10.6(17)+	Employment Agreement with L. Bryan Shaul dated as of February 14, 2005

10.6.1(25)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul.

10.7(4)+	Employment Agreement with William A. Mathies dated February 28, 2002

10.7.1(25)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Health Specialty Services, Inc. and William A. Mathies.

10.8(20)+	Employment Agreement with Michael Newman dated March 22, 2005

10.8.1(25)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

between Sun Healthcare Group, Inc. and Michael Newman.

10.9(25)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher.

10.10(25)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker.

10.11(11)+	Severance Agreement with Richard L. Peranton dated as of November 1, 2004

10.12*+	Form of Stock Option Agreement

10.13*+	Form of Stock Unit Agreement

10.14(22)
Financing Commitment Letter dated October 19, 2006 by and among Sun Healthcare Group, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, Cayman Islands Branch, CIBC World Markets Corp., and CIBC Inc.

10.15(9)
Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its affiliates (as Lessors) dated March 1, 2004

10.15.1(26)	First Amendment to Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement and Amended and Restated Guaranty

10.15.2(26)	Second Amendment to Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement and Amended and Restated Guaranty

10.15.3(26)	Third Amendment to Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement and Amended and Restated Guaranty

10.15.3(24)
Fourth Amendment to the Amended and Restated Master Lease Agreement, Amended and Restated Security Agreement, Amended and Restated Letter of Credit Agreement and Amended and Restated Guaranty dated as of March 27, 2006 by and among Sun Healthcare Group, Inc. and Omega Healthcare Investors, Inc.

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

14.1(10)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

_______________

*      Filed herewith.

+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002
(2)	Incorporated by reference from exhibits to our Form 10-K filed on March 29, 2002
(3)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004
(4)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002
(5)	Incorporated by reference from exhibits to our Form 10-Q filed on August 14, 2003
(6)	Incorporated by reference from exhibits to our Form 8-K dated February 28, 2002, as amended on Form 8-K/A
(7)	Incorporated by reference from exhibits to our Form 10-K filed on March 28, 2003
(8)	Incorporated by reference from exhibits to our Form 10-Q filed on May 14, 2003
(9)	Incorporated by reference from exhibits to our Form 10-K filed on March 5, 2004
(10)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004
(11)	Incorporated by reference from exhibits to our Form 8-K filed on November 18, 2004
(12)	Incorporated by reference from exhibits to our Form 8-K filed on December 9, 2004
(13)	Incorporated by reference from Appendix B to our Proxy Statement filed on April 8, 2004
(14)	Incorporated by reference from exhibits to our Form 8-K filed on December 7, 2005
(15)	Incorporated by reference from exhibits to our Form 8-K filed on December 15, 2005
(16)	Incorporated by reference from exhibits to our Form S-8 filed on January 9, 2006
(17)	Incorporated by reference from exhibits to our Form 10-K filed on March 3, 2005
(18)	Incorporated by reference from exhibits to our Form 8-K filed on May 19, 2005
(19)	Incorporated by reference from exhibits to our Form 10-Q filed on November 1, 2005
(20)	Incorporated by reference from exhibits to our Form 8-K filed on November 30, 2005
(21)	Incorporated by reference from exhibits to our Form 8-K filed on March 2, 2006
(22)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006.
(23)	Incorporated by reference from exhibits to our Form 8-K filed on March 2, 2006.
(24)	Incorporated by reference from exhibits to our Form 8-K filed on March 31, 2006.
(25)	Incorporated by reference from exhibits to our Form 8-K filed on October 16, 2006.
(26)	Incorporated by reference from exhibits to our Form 10-K filed on March 10, 2006.
(27)	Incorporated by reference from exhibits to our Form 8-K filed on January 18, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ Richard K. Matros
Richard K. Matros
Chairman of the Board and Chief
Executive Officer

March 8, 2007

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 8, 2007 in the capacities indicated.

Signatures	Title

Chairman of the Board and Chief Executive Officer
/s/ Richard K. Matros	(Principal Executive Officer)
Richard K. Matros

Executive Vice President and Chief Financial
/s/ L. Bryan Shaul	Officer (Principal Financial and Accounting Officer)
L. Bryan Shaul

/s/ Gregory S. Anderson	Director
Gregory S. Anderson

/s/ Tony M. Astorga	Director
Tony M. Astorga

/s/ Christian K. Bement	Director
Christian K. Bement

/s/ Michael J. Foster	Director
Michael J. Foster

/s/ Barbara B. Kennelly	Director
Barbara B. Kennelly

/s/ Steven M. Looney	Director
Steven M. Looney

/s/ Milton J. Walters	Director
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2006

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2 to F-4

Consolidated Balance Sheets
As of December 31, 2006 and 2005	F-5 to F-6

Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004	F-7

Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2006, 2005 and 2004	F-8

Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004	F-9

Notes to Consolidated Financial Statements	F-10 to F-42

Supplementary Data (Unaudited) - Quarterly Financial Data	1-3

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of management of Sun Healthcare Group, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Healthcare Group, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation. Also, as discussed in Note 3 to the consolidated financial statements, the Company changed its method of evaluating misstatements effective for fiscal years ending after November 15, 2006, to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Dallas, Texas
March 6, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sun Healthcare Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Healthcare Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:  management identified as a material weakness inadequate controls over accounting for leases with rent escalation clauses. The error with respect to accounting for lease escalation clauses was discovered after management had completed its financial statement close process. The effect of this material weakness was the understatement, as of December 31, 2006, of $7.6 million of deferred rent expense, which included recording a cumulative effect adjustment to retained earnings as of January 1, 2006 under the provisions of Staff Accounting Bulletin No. 108 of $5.1 million for the understatement of rent expense for years prior to 2006 and expensed $2.5 million for the year ended December 31, 2006, to appropriately reflect rent escalator clauses in its lease agreements. Consequently, the Company has recorded the impact of these adjustments in this Form 10-K.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 6, 2007 on those financial statements.

In our opinion, management’s assessment that Sun Healthcare Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sun Healthcare Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). Our report dated March 6, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 6, 2007

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$131,935	$16,641
Restricted cash	32,752	25,142
Accounts receivable, net of allowance for doubtful accounts of $24,866
and $29,384 at December 31, 2006 and 2005, respectively	117,091	123,639
Other receivables, net of allowance of $3,064 and $2,909 at December 31,
2006 and 2005, respectively	2,211	2,429
Inventories, net	4,808	5,055
Prepaid expenses	3,305	6,414
Assets held for sale	7,172	1,897

Total current assets	299,274	181,217

Property and equipment, net of accumulated depreciation and amortization
of $48,233 and $75,999 at December 31, 2006 and 2005, respectively	217,544	187,734
Intangible assets, net of accumulated amortization of $6,799 and $8,262
December 31, 2006 and 2005, respectively	13,691	19,335
Goodwill	55,092	81,265
Restricted cash, non-current	29,083	35,517
Other assets, net	6,739	7,238
Total assets	$621,423	$512,306

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	December 31, 2006	December 31, 2005
Current liabilities:
Accounts payable	$43,400	$45,115
Accrued compensation and benefits	42,723	42,393
Accrued self-insurance obligations, current	48,689	37,238
Income taxes payable	8,799	10,493
Liabilities held for sale	1,672	-
Other accrued liabilities	33,736	41,908
Current portion of long-term debt:
Company obligations	22,780	21,237
Clipper partnerships	736	34,415
Capital leases, current	494	11,204

Total current liabilities	203,029	244,003

Accrued self-insurance obligations, net of current	81,559	109,953
Long-term debt, net of current:
Company obligations	100,067	115,094
Clipper partnerships	49,392	15,829
Capital leases, net of current	696	-
Unfavorable lease obligations, net of accumulated amortization of
$13,558 and $11,166 at December 31, 2006 and 2005, respectively	13,423	11,454
Other long-term liabilities	29,124	18,868

Total liabilities	477,290	515,201

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock of $.01 par value, authorized
10,000,000 shares, zero shares issued and outstanding as of
December 31, 2006 and 2005	-	-
Common stock of $.01 par value, authorized
50,000,000 shares, 42,889,918 shares issued and 42,879,736 shares outstanding as of December 31, 2006 and 31,143,728 shares issued
and 31,133,546 shares outstanding as of December 31, 2005	429	311
Additional paid-in capital	553,275	428,383
Accumulated deficit	(409,480)	(431,498)
	144,224	(2,804)
Less:
Common stock held in treasury, at cost, 10,182 shares
as of December 31, 2006 and 2005	(91)	(91)
Total stockholders' equity (deficit)	144,133	(2,895)
Total liabilities and stockholders' equity (deficit)	$621,423	$512,306

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2006	2005	2004

Total net revenues	$1,045,637	$765,782	$700,863
Costs and expenses:
Operating salaries and benefits	598,516	461,425	418,626
Self-insurance for workers' compensation and general
and professional liability insurance	32,694	26,061	20,725
Operating administrative expenses	27,986	23,552	21,433
Other operating costs	218,789	147,311	136,780
Facility rent expense	56,734	38,130	36,278
General and administrative expenses	49,856	47,195	44,104
Depreciation and amortization	14,866	8,389	8,192
Provision for losses on accounts receivable	11,124	3,369	4,264
Interest, net	18,506	11,837	8,671
Loss on asset impairment	-	361	1,028
Restructuring costs, net	-	122	1,972
Loss on contract or lease termination	975	-	150
Loss on sale of assets, net	172	383	1,494
Loss (gain) on extinguishment of debt, net	-	408	(3,394)
Total costs and expenses	1,030,218	768,543	700,323

Income (loss) before income taxes and discontinued operations	15,419	(2,761)	540
Income tax expense (benefit)	731	(786)	(1,158)
Income (loss) from continuing operations	14,688	(1,975)	1,698

Discontinued operations:
Income (loss) from discontinued operations	5,226	17,847	(15,005)
Gain (loss) on disposal of discontinued operations, net of related
tax expense of $785 for the year ended December 31, 2006	7,204	8,889	(5,320)
Income (loss) from discontinued operations	12,430	26,736	(20,325)

Net income (loss)	$27,118	$24,761	$(18,627)

Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.46	$(0.12)	$0.12
Income (loss) from discontinued operations, net of tax	0.40	1.67	(1.41)
Net income (loss)	$0.86	$1.55	$(1.29)

Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.46	$(0.12)	$0.12
Income (loss) from discontinued operations, net of tax	0.39	1.67	(1.40)
Net income (loss)	$0.85	$1.55	$(1.28)

Weighted average number of common and common equivalent
shares outstanding:
Basic	31,638	16,003	14,456
Diluted	31,788	16,003	14,548

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Issued and outstanding at beginning of period	31,144	$311	15,325	$153	10,044	$100
Retirement of common stock	-	-	(5)		-	-
Cancellation of restricted stock awards	-	-	-		(4)	-
Issuance of common stock	11,746	118	6,900	69	5,285	53
Issuance of common stock in connection with
Peak transaction	-	-	8,924	89	-	-
Common stock issued and outstanding at
end of period	42,890	429	31,144	311	15,325	153

Additional paid-in capital
Balance at beginning of period		428,383		332,726		271,134
Issuance of common stock in excess of par value		2,235		94,681		61,881
Cancellation of restricted stock awards		-		(58)		(57)
Other		122,657		1,034		(232)
Additional paid-in capital at end of period		553,275		428,383		332,726

Accumulated deficit
Balance at beginning of period		(431,498)		(456,259)		(437,632)
Cumulative effect adjustment pursuant
to adoption of SAB No. 108		(5,100)
Net income (loss)		27,118		24,761		(18,627)
Accumulated deficit at end of period		(409,480)		(431,498)		(456,259)

Total		144,224		(2,804)		(123,380)

Common stock in treasury
Purchase of treasury stock	10	(91)	10	(91)	-	-
Common stock in treasury at end of period	10	(91)	10	(91)	-	-

Total stockholders' equity (deficit)		$144,133		$(2,895)		$(123,380)

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$27,118	$24,761	$(18,627)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities, including discontinued operations:
Loss (gain) on extinguishment of debt, net	-	408	(3,394)
Loss on lease termination	-	-	150
Depreciation	9,569	4,876	5,254
Amortization	6,822	5,101	4,356
Amortization of favorable and unfavorable lease intangibles	(813)	(1,714)	(3,265)
Provision for losses on accounts receivable	12,781	5,009	11,901
Loss on sale of assets, net	172	384	1,494
(Gain) loss on disposal of discontinued operations, net	(7,204)	(8,889)	5,321
Transaction costs	-	1,100	-
Loss on asset impairment	-	361	1,028
Restricted stock and option compensation expense	2,326	1,303	1,570
Other, net	69	1,010	2,045
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,269)	(6,530)	6,485
Inventories	(2)	12	(17)
Other receivables	(510)	(155)	558
Restricted cash	(1,286)	1,231	9,006
Prepaid expenses and other assets	(785)	2,698	(1,658)
Accounts payable	(1,148)	3,359	(14,406)
Accrued compensation and benefits	1,342	(588)	(6,230)
Accrued self-insurance obligations	(16,946)	(32,552)	(26,213)
Income taxes payable	2,946	794	1,436
Other accrued liabilities	(9,096)	(9,887)	(4,687)
Other long-term liabilities	1,733	(405)	2,151
Net cash provided by (used for) operating activities before reorganization costs	9,819	(8,313)	(25,742)
Net cash paid for reorganization costs	-	-	(499)
Net cash provided by (used for) operating activities	9,819	(8,313)	(26,241)

Cash flows from investing activities:
Capital expenditures	(22,158)	(17,416)	(12,890)
Proceeds from sale of assets held for sale	22,009	10,742	1,857
Acquisitions	(3,356)	(17,816)	(700)
Repayment of long-term notes receivable	-	237	147
Insurance proceeds received	150	-	-
Net proceeds from sale leaseback	838	-	-
Net cash used for investing activities	(2,517)	(24,253)	(11,586)

Cash flows from financing activities:
Net repayments under Revolving Loan Agreement	(693)	(233)	(12,491)
Long-term debt borrowings	45,936	11,000	-
Long-term debt repayments	(58,240)	(19,495)	(6,727)
Principal payments under capital lease obligations	(1,104)	-	-
Net proceeds from issuance of common stock	121,741	38,428	52,266
Distribution of partnership equity	(147)	(327)	(961)
Net proceeds from the issuance of common stock from the exercise of employee stock options	499	-	-
Net cash provided by financing activities	107,992	29,373	32,087

Net increase (decrease) in cash and cash equivalents	115,294	(3,193)	(5,740)
Cash and cash equivalents at beginning of period	16,641	19,834	25,574
Cash and cash equivalents at end of period	$131,935	$16,641	$19,834
Supplemental disclosure of cash flow information:
Interest payments	$12,316	$10,360	$9,420
Capitalized interest	$202	$132	$76
Income taxes refunded, net	$(2,215)	$(1,580)	$(2,595)

Supplemental Disclosures:
Non-cash investing and financing activities:
A capital lease obligation of $11,200 was converted in 2006 to an operating lease.
Capital lease obligations of $2,509 were incurred in 2006 when we entered into new equipment leases.
Cash and cash equivalents at December 31, 2006 includes $101.9 million in remaining proceeds received from the equity offering in December, 2006.
See “Note 3 - Significant Accounting Policies” for non-cash activity related to the adoption of SAB No. 108.
See “Note 7 - Acquisitions” for non-cash activity related to finalization of accounting for Peak acquisition.
See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Business

     We are a provider, through our subsidiaries, of long-term, subacute and related specialty healthcare in the United States. We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services. Inpatient services represent the most significant portion of our business. We operated 141 long-term care facilities, in 19 states as of December 31, 2006.

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

(2)  Reorganization

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

DECEMBER 31, 2006

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

(c)  Cash and Cash Equivalents

     We consider all highly liquid, unrestricted investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of December 31, 2006, cash and cash equivalents included $101.9 million in remaining proceeds received from the equity offering completed in December 2006.

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

     Revenues from Medicaid from our continuing operations accounted for 38.6%, 37.8% and 38.6%, of our net revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from Medicare from our continuing operations comprised 26.7%, 25.7% and 24.3% of our net revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

DECEMBER 31, 2006

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

     The allowance for uncollectible accounts related to facilities that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded in gain or loss on disposal of discontinued operations, net. As collections are realized, the allowance is adjusted as appropriate. As of December 31, 2006, accounts receivable for divested operations were fully reserved.

(f)  Inventories

     As of December 31, 2006, our inventories relate to the long-term and subacute care operations and are stated at the lower of cost or market.

(g)  Property and Equipment

     Property and equipment are stated at the lower of carrying value or fair value. Property and equipment held under capital lease are stated at the net present value of future minimum lease payments. Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - five to forty years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - three to twenty years. Under SFAS No. 144, we subject our long-lived assets to an annual impairment test. (See "Note 8 - Intangible and Long-Lived Assets.")

(h)  Intangible Assets

     Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), we do not amortize goodwill and intangible assets with indefinite lives. Consequently, we subject them to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives. (See "Note 8 - Intangible and Long-Lived Assets.")

(i)  Stock-Based Compensation

     Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

Based Compensation ("SFAS No. 123"). Under APB No. 25, stock options granted at market required no recognition of compensation cost and a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123.

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

(j)  Net Income (Loss) Per Share

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the years ended December 31, 2006, 2005 and 2004, includes all the common shares that are presently outstanding and the common shares issued as common stock awards and exclude non-vested restricted stock. (See "Note 14 - Capital Stock.")

     The diluted calculation of income (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock, using the treasury stock method. However, in periods of losses from continuing operations, diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding.

(k)  Discontinued Operations and Assets Held for Sale

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

(l)  Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the 2006 financial statement presentation. Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2005 (see “Note 9 - Discontinued Operations”) for all periods presented to discontinued operations within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

(m)  Cumulative Effect Adjustment Pursuant to Adoption of SAB No. 108

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires an approach that

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

considers the amount by which the current year Consolidated Statement of Operations is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated (“iron curtain approach”). Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements. Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

     Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The misstatement that has been corrected is described below.

     Subsequent to the completion of the financial statement close process, we determined that certain lease rate escalation clauses, that effectively provided for annual CPI adjustments, had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal periods ended December 31, 2002 through 2005. Such escalators were recorded as facility rent expense in the period that they became effective. We have concluded that we should have been using a straight-line method for leases that depend on existing indexes or rates. In accordance with the transition provisions of SAB No. 108, we recorded a $5.1 million cumulative effect adjustment to retained earnings and an offsetting amount to long-term deferred rent as of January 1, 2006. In addition, we recognized an additional $2.5 million of facility rent expense in 2006 related to the application of the straight line methodology to certain leases with rent escalators. These adjustments are scheduled to reverse in future periods beginning in 2010. Due to our current tax position as described in “Note 12 - Income Taxes”, these adjustments resulted in a $72,000 reduction in the tax provision for continuing operations, and no net effect on our deferred tax assets since such assets are fully offset by a valuation allowance.

     Based on the nature of these adjustments and the totality of the circumstance surrounding these adjustments, we have concluded that these adjustments are immaterial to prior years’ consolidated financial statements under our previous method of assessing materiality, and therefore, have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

(4)  Loan Agreements

     In December 2005, we entered into an Amended and Restated Loan and Security Agreement (the "Revolving Loan Agreement") with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provides for up to $100.0 million of borrowing availability and terminates on January 31, 2009. The interest rate on borrowings equals 2.75%, which percentage is subject to adjustment based on our fixed charge coverage ratio plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to the London Interbank Offered Rate for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to the London Interbank Offered Rate two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets (and the assets of our subsidiaries), including accounts receivable, inventory, stock of our subsidiaries and equipment, but excluding real estate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     Availability of amounts under the Revolving Loan Agreement is subject to compliance with financial covenants, including a fixed charge coverage covenant, which requires that the ratio of Operating Cash Flow (as defined in the Revolving Loan Agreement) to Fixed Charges (as defined in the Revolving Loan Agreement) equals or exceeds 1.0:1.0. Our borrowing availability under the Revolving Loan Agreement is generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement, plus an overadvance facility equal to an additional 15% of the value of such receivables, but not to exceed $100.0 million. Under certain circumstances, the borrowing capacity of the facility may be expanded to up to $150.0 million. The defined borrowing base as of December 31, 2006 was $81.2 million, net of specified reserves of $5.7 million. As of December 31, 2006, we had $10.0 million in borrowings outstanding and we had issued $15.0 million in letters of credit, leaving $56.2 million available to us for additional borrowing. The Revolving Loan Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Revolving Loan Agreement). The agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.

(5)  Long-Term Debt and Capital Lease Obligations

     Our long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	December 31, 2006	December 31, 2005
Revolving loan agreement	$10,000	$10,141
Mortgage notes payable due at various dates through 2037, interest at
rates from 5.5% to 10.8%, collateralized by various facilities(1)(2)(3)	153,627	158,874
Capital leases (3)	1,190	11,204
Industrial revenue bonds	4,655	6,360
Other long-term debt	4,693	11,200
Total long-term obligations(1)	174,165	197,779
Less amounts due within one year	(24,010)	(66,856)
Long-term obligations, net of current portion	$150,155	$130,923

(1)	Includes fair value premium of $0.3 million related to the Peak acquisition (See "Note 7 - Acquisitions").
(2)	Includes $50.1 million and $50.2 million related to the consolidation of Clipper as of December 31, 2006 and 2005, respectively (See "Note 10 - Variable Interest Entities”).
(3)	Excludes $0.8 million reclassified to liabilities held for sale (See “Note 9 - “Discontinued Operations and Assets Held for Sale”).

     The scheduled or expected maturities of long-term debt, excluding premium, as of December 31, 2006, were as follows (in thousands):

2007	24,010
2008	24,796
2009	13,387
2010	11,996
2011	14,635
Thereafter	85,023
$173,847

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (See "Note 10 - Variable Interest Entities") (in thousands): $736, $825, $887, $946, $1,009 and $45,725, respectively, for 2007, 2008, 2009, 2010, 2011 and thereafter.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006
(6)  Property and Equipment

     Property and equipment consisted of the following as of the periods indicated (in thousands):

	December 31, 2006	December 31, 2005 (1)

Land	$26,002	$17,979
Buildings and improvements	151,614	158,678
Equipment	45,830	51,471
Leasehold improvements	37,251	33,158
Construction in process	5,080	2,447
Total	265,777	263,733
Less accumulated depreciation	(48,233)	(75,999)
Property and equipment, net	$217,544	$187,734

(1)	Included preliminary estimates for the purchase accounting valuation for Peak, which estimates were refined by a third party valuation during 2006. See “Note 7 - Acquisitions.”

(7)  Acquisitions

Harborside

     In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), which operates 73 skilled nursing and two assisted living facilities, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and to refinance or assume Harborside’s debt (which includes indebtedness to be incurred to purchase, prior to closing, certain facilities that are currently leased by Harborside). We estimate that the amount of such debt, which will fluctuate until the closing, will approximate $240.0 million at the closing. Sun has received debt financing commitments from Credit Suisse, CIBC World Markets Corp., UBS Securities LLC and Jefferies Finance LLC to fund the purchase price and the refinancing of certain Harborside and Sun debt. We also expect that the new credit facilities will include a revolving credit facility for working capital and other general corporate purposes as well as a letter of credit facility. The transaction is expected to close in the first half of 2007, subject to certain closing conditions that include regulatory and other approvals.

Peak

     In December 2005, we completed the purchase of Peak, which operated or managed 56 inpatient facilities, by acquiring all of the outstanding stock of Peak in exchange for approximately 8.9 million shares of our stock. Approximately 1.6 million of the shares issued are held in escrow to secure the indemnification obligations of the selling stockholders of Peak pursuant to the Peak purchase agreement.  The shares held in escrow will be released to the selling stockholders of Peak, subject to any indemnification claims made by Sun, in equal installments on March 31, 2007 and December 9, 2007. Peak's results of operations have been included in the consolidated financial statements since the date of acquisition.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     The total purchase price of the Peak acquisition was as follows (in thousands):

Fair value of approximately 8.9 million shares of Common Stock issued	$55,538
Fair value of assumed debt obligations	95,739
Stock option costs	320
Direct transaction costs`	12,832
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

     We engaged a third-party valuation firm to complete a valuation of Peak's property and equipment and identifiable intangible assets, which valuation was completed during the fourth quarter of 2006. During 2006, we adjusted the purchase price allocation originally estimated in December 2005, to reflect the appraiser’s valuation.

     The final fair values of assets acquired and liabilities determined by a third party valuation firm, assumed at the date of acquisition were as follows (in thousands):

Net working capital	$8,791
Property and equipment	112,220
Identifiable intangible assets	1,246
Goodwill	46,325
Other long-term assets	4,987
Total assets acquired	173,569

Debt	95,739
Other long-term liabilities	9,140
Total liabilities assumed	104,879

Net assets acquired	$68,690

     We identified $1.2 million in intangible assets in connection with the Peak acquisition, of which $0.7 million represented the above or below market lease intangibles as identified by a third party valuation firm and $0.5 million for operating licenses. All of the $46.3 million in goodwill was assigned to the Inpatient Services segment. Deferred tax assets created in the purchase accounting for the Peak acquisition were fully offset by a valuation allowance.

     In connection with the Peak acquisition, we recognized a pretax charge for transaction costs of $1.1 million in the year ended December 31, 2005 to conform Peak's accounting treatment regarding the estimation of the net realizable value of accounts receivable to our accounting policy and conform Peak's inventory per bed calculation to our per bed calculation. Subsequent to the finalization of the purchase price allocation, it was determined that approximately $2.8 million of Peak’s accounts receivable were unbillable at the date of acquisition. A provision for these accounts receivable was provided in the current period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

Other Acquisitions

     In August 2006, we completed the purchase of a hospice company, which operated two hospice programs in Oklahoma and which had also managed five of our hospice programs, by acquiring all of its outstanding stock in exchange for approximately $4.6 million. The purchase price included an allocation of $1.0 million related to the cancellation of the existing management agreement which was expensed in the current period. The remainder of the purchase price has been allocated to goodwill and will be subject to annual impairment tests.

     In August  2005, we acquired ProCare One Nurses, LLC, a temporary nurse staffing business, for a total purchase price of $8.3 million, of which $4.2 million was paid at closing and $4.1 million is payable over three years pursuant to two promissory notes. The $8.3 million acquisition cost, including $0.1 million in estimated professional fees, was allocated to the assets acquired and liabilities assumed, based on their fair values of $2.5 million to working capital and $5.9 million to intangible assets. Of the $5.9 million of acquired intangible assets, $0.1 million was assigned to trade names, an indefinite-lived intangible asset, and $3.3 million was assigned to customer contracts, which is subject to amortization. The remaining $2.5 million of acquired intangible assets representing goodwill was assigned to the Medical Staffing segment and will be subject to annual impairment tests.

     In April 2005, we acquired the healthcare staffing operations of two small staffing companies for a combined purchase price of $2.4 million, all of which was allocated to goodwill.

     In November 2004, we acquired one home health agency for $0.7 million in cash and allocated the purchase price to goodwill and licenses of $0.4 million and $0.3 million, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

(8)  Intangible and Long-Lived Assets

(a)  Intangible Assets

     The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31, (in thousands):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Finite-lived Intangibles:
Lease intangibles:
2006	$9,714	$5,226	$4,488
2005	7,940	4,517	3,423
Deferred financing costs:
2006	$4,378	$1,002	$3,376
2005	6,518	3,593	2,925
Management and customer contracts
2006	$3,334	$552	$2,782
2005	5,634	144	5,490

Indefinite-lived Intangibles:
Trademarks:
2006	$1,998	$19	$1,979
2005	5,954	4	5,950
Other intangible assets:
2006	$1,066	$-	$1,066
2005	1,551	4	1,547

Total intangible assets:
2006	$20,490	$6,799	$13,691
2005	27,597	8,262	19,335
Unfavorable lease intangibles:
2006	$26,981	$13,558	$13,423
2005	22,620	11,166	11,454

     The net credit to amortization expense was a result of the amortization on unfavorable lease intangibles, which recognized a reduction in rent expense in connection with a fair market valuation performed on our facility lease agreements. The net credit recorded to amortization was as follows for the years ended December 31, (in thousands):

	2006	2005	2004

Amortization expense	$1,117	$622	$1,592
Amortization of unfavorable
and favorable lease intangibles, net	(812)	(1,714)	(3,265)
	$305	$(1,092)	$(1,673)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     Total estimated amortization (credit) expense for our intangible assets for the next five years is as follows (in thousands):

	Expense	Credit	Net

2007	$2,531	$(2,355)	$176
2008	1,895	(2,203)	(308)
2009	1,511	(2,111)	(600)
2010	1,382	(1,964)	(582)
2011	913	(1,772)	(859)

     The weighted-average amortization period for lease intangibles is approximately five years at December 31, 2006.

(b)  Impairment of Intangible Assets

Goodwill

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter of 2006 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and, with the exception of the Inpatient facilities, provides services that are distinct from the other components of the operating segment and are reviewed at the division level. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2006, 2005 or 2004.

     During 2006, we recognized a $29.6 million reduction to goodwill, as a result of the final valuation of the Peak assets by a third party valuation firm, and a $3.7 million increase in goodwill in connection with the hospice acquisition, both in Inpatient Services. In 2006, we also recognized a reduction in goodwill of $0.4 million related to the sale of our home health services segment. In 2005, we recognized $4.9 million and $75.9 million in goodwill in connection with acquisitions in our Medical Staffing and Inpatient Services segments, respectively.

Indefinite Life Intangibles

     We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Indefinite Life Intangibles, which principally consists of trademarks. The analysis resulted in no impairment charge on indefinite-lived intangibles for the years ended December 31, 2006, 2005 and 2004.

     During 2006, we determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks. We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded. Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $4.0 million, which consisted primarily of trademarks. See “Note 12 - Income Taxes.”

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

Finite Life Intangibles

     We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of Finite Life Intangibles, which principally consists of lease intangibles and customer contracts. The analysis resulted in no impairment charge on finite-lived intangibles for the years ended December 31, 2006, 2005 or 2004.

     During 2006, we determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks. We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded. Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $1.4 million, which consisted primarily of favorable lease intangibles. See “Note 12 - Income Taxes.”

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

     We did not recognize any impairment charges on long-lived assets for the years ended December 31, 2006 or 2005.  During the fourth quarter of 2004, we recorded pretax charges totaling $1.0 million for long-lived asset impairments. The asset impairment charges consist of a write-down of property and equipment in our Inpatient Services segment for certain nursing facilities whose book value exceeded estimated fair value when tested for impairment.

(d)  Long Lived Assets to be Disposed Of

     SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 defines the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale.

(9)  Discontinued Operations and Assets and Liabilities Held for Sale

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

DECEMBER 31, 2006

(b)  Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the results of operations of the disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     Inpatient Services: During 2006, we reclassified seven facilities into discontinued operations because the facilities were divested, sold or qualified as assets held for sale. During the first quarter of 2005, we divested one skilled nursing facility. During the second quarter of 2005, we sold a skilled nursing facility for $1.0 million.  The facility was held for sale with a carrying amount of $0.1 million and we recorded a net gain of $0.8 million as a deferred gain to current liabilities.  Although the sale of the facility was final, we continued to operate the facility until the new owner obtained licensure on August 1, 2005, at which time the new owner took over operations of the facility and the gain was recognized.

     Pharmaceutical Services: In July 2003, we sold the assets of our pharmaceutical services operations to Omnicare, Inc. for $90.0 million. Of the $90.0 million, we received cash proceeds of $75.0 million at closing while $15.0 million was not scheduled to be paid until 2005. Of the $15.0 million, $7.7 million of the hold back was received and recognized during September 2005. We determined that the remaining hold back of $7.3 million offset net asset adjustments to the closing balance sheet, which resulted in an additional $4.6 million gain in 2006.

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

     Home Health Services: In December 2006, we sold SunPlus Home Health Services (“SunPlus”), for a purchase price of $19.3 million.

     Other Operations: In December 2004, we closed our comprehensive outpatient rehabilitation facilities in Colorado. On November 7, 2003, a majority owned subsidiary sold substantially all of its software development assets to a subsidiary of Omnicare, Inc., for approximately $5.0 million in proceeds at closing and $0.5 million in cash in December 2004.

(c)  Assets and Liabilities Held for Sale

     As of December 31, 2006, assets held for sale consisted of (i) SunAlliance, our remaining laboratory and radiology services operations, with a net carrying amount of $0.9 million, consisting of $1.7 million in assets, offset in part by $0.8 million in liabilities, (ii) a skilled nursing facility with a net carrying amount of $3.8 million, consisting of $4.6 million in assets, offset in part by $0.8 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements, which we expect to sell in the next year.

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

     A summary of the discontinued operations for the periods presented is as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

	For the Year
	Ended
	December 31, 2006
	Inpatient	Pharmaceutical	Laboratory/	Home
	Services	Services	Radiology	Health	Other	Total

Total net revenues	$17,589	$-	$15,255	$56,256	$16,587	$105,687
Pretax income (loss)	$4,889	$7	$(28)	$1,526	$(1,168)	$5,226
(Loss) gain on disposal of
discontinued operations (1)	(3,549)	4,199	(211)	6,763	2	7,204
Income (loss) on discontinued
operations	$1,340	$4,206	$(239)	$8,289	$(1,166)	$12,430

	For the Year
	Ended
	December 31, 2005
	Inpatient	Pharmaceutical	Laboratory/	Home
	Services	Services	Radiology	Health	Other	Total

Total net revenues	$23,316	$-	$16,646	$60,778	$20,663	$121,403
Pretax income (loss)	$14,769	$22	$(2,486)	$2,490	$3,052	$17,847
Gain (loss) on disposal of
discontinued operations	725	7,614	674	-	(124)	8,889
Income (loss) on discontinued
operations	$15,494	$7,636	$(1,812)	$2,490	$2,928	$26,736

	For the Year
	Ended
	December 31, 2004
	Inpatient	Pharmaceutical	Laboratory/	Home
	Services	Services	Radiology	Health	Other	Total

Total net revenues	$34,438	$-	$31,941	$56,702	$22,351	$145,432
Pretax (loss) income	$(9,989)	$696	$(12,781)	$3,502	$3,567	$(15,005)
Gain (loss) on disposal of
discontinued operations	4,968	(5,008)	(5,550)	-	270	(5,320)
(Loss) income on discontinued
operations	$(5,021)	$(4,312)	$(18,331)	$3,502	$3,837	$(20,325)

(1)	Net of related tax expense of $785

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

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

     As of December 31, 2006, we owned less than 12% of the voting interest (8% in 2005) in nine entities (collectively known as "Clipper"), each of which owns one facility that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its facilities. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities. That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million. On June 30, 2006, we gave notice to exercise the third option for an additional 4% ownership interest in 2007 for a purchase price of $0.4 million, and we have paid an aggregate option purchase price for the first two option exercises of $0.5 million through June 30, 2006. The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices. These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us, 100% ownership of Clipper. We have recognized $9.7 million of the option value in other long-term liabilities in our consolidated balance sheet. The remaining $0.4 million is recorded as current in other accrued liabilities in our consolidated balance sheet. We have not recorded any minority interest associated with the 88% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated facility rent expense of $3.5 million for the year ended December 31, 2006, and included $50.1 million of mortgage debt of Clipper in our consolidated balance sheet as of December 31, 2006, although we own less than twelve percent of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets. Creditors do not have any general recourse against us for the mortgage debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     The following provides a summary of the balance sheet impact of Clipper upon consolidation as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$546	$708
Other receivables	565	250
Restricted cash, current	767	1,021
Prepaids and other assets	126	131
Total current assets	2,004	2,110

Property and equipment, net:
Land	6,171	6,171
Land improvements	34	38
Buildings	35,034	36,335
Building improvements	2,830	2,223
Equipment	185	89
Construction-in-process	-	165
Total property and equipment, net	44,254	45,021

Intangible assets, net	9,122	9,982
Intercompany	4,836	5,240

Total assets	$60,216	$62,353
Current liabilities:
Mortgages, current	$736	$34,415
Other accrued liabilities	597	551
Total current liabilities	1,333	34,966

Mortgages, net of current	49,392	15,829
Other long-term liabilities	16,464	16,421
Total long-term liabilities	65,856	32,250

Total liabilities	67,189	67,216

Stockholders' deficit:
Accumulated deficit	(6,973)	(4,863)

Total liabilities and stockholders' deficit	$60,216	$62,353

     For the year ended December 31, 2006, the consolidation of Clipper included a net loss of $1.9 million comprised of a $4.0 million charge to interest expense, a $1.4 million charge to depreciation expense and $0.1 million in administrative and tax expenses, partially offset by a $3.5 million credit to rent expense. For the year ended December 31, 2005, the consolidation of Clipper included a net loss of $2.2 million comprised of a $4.0 million charge to interest expense, a $1.2 million charge to depreciation expense, a $0.4 million loss on extinguishment of debt and $0.1 million in administrative and tax expenses, partially offset by a $3.5 million credit to rent expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006
(11)  Commitments and Contingencies

(a)  Lease Commitments

     We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option, (which could extend the terms of the leases by five to ten years), escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum lease payments under real estate leases and equipment leases, are as follows (in thousands):

Operating
Leases

2007	$65,937
2008	61,795
2009	61,224
2010	58,894
2011	53,543
Thereafter	130,282
Total minimum lease payments	$431,675

     Facility rent expense for continuing operations, totaled $56.7 million, $38.1 million and $36.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Facility rent expense for discontinued operations for the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $3.0 million and $3.8 million, respectively.

(b)  Purchase Commitments

     Our purchase obligations have been estimated assuming that we continue to operate the same number of facilities in future periods. The prices that we pay under our purchase commitments are subject to market risk.

     We have an agreement establishing Medline Industries, Inc. ("Medline") as the primary medical supply vendor through January 12, 2010 for all of the long-term care facilities that we operate. The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline. Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $1.0 million if the agreement is terminated prior to January 11, 2008.

     We have an agreement establishing SYSCO Corporation ("SYSCO") as our primary foodservice supply vendor through March 31, 2008 for all of our long-term care facilities. The agreement provides that the long-term care division shall purchase at least 80% of its foodservice supply products from SYSCO.

     We have an agreement establishing Omnicare Pharmacy Services as the primary pharmacy services vendor through December 31, 2010 for all of the long-term care facilities that we currently operate and acquire during the term of the agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006
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

     Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts. The programs had the following self-insured retentions: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, 2005 and 2006, $5.0 million per claim with a $5.0 million excess layer that attaches at $5.0 million of liability and a $40.0 million excess layer that attaches at $10.0 million of liability. For locations, other than in the state of Oklahoma, acquired from Peak in December 2005, claims reported from 2003 until the acquisition date were covered by commercial insurance programs having limits of $1.0 million per occurrence/$3.0 million annual aggregate and featuring a $100,000 per occurrence deductible. Peak locations in Oklahoma had no insurance coverage in effect. Former Peak locations, including Oklahoma operations, were added to Sun's general and professional liability programs effective December 9, 2005.

     An independent actuarial analysis is prepared twice a year to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. Based on the results of the actuarial analyses completed in June and December 2006, we reduced our reserves by $13.0 million, of which $8.9 million related to continuing operations for incidents in prior years, and $4.1 million related to discontinued operations for incidents in prior years. Based on the results of the actuarial analyses completed in June and December 2005, we reduced our reserves by $23.2 million, of which $7.7 million related to continuing operations for incidents in prior years, and $15.5 million related to discontinued operations for incidents in prior years. Based on the results of the actuarial analyses completed in June and December 2004, we reduced our reserves by $14.4 million, of which $14.0 million related to continuing operations for incidents in prior years, and $0.4 million related to discontinued operations for incidents in prior years.

     The majority of our workers' compensation risks are insured through high-retention insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 1998 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. At December 31, 2006, the discounting of these policy periods resulted in a reduction to our reserves of approximately $11.4 million. Based on the results of the actuarial analyses completed in June and December 2006, we reduced our reserves by $4.7 million, of which $2.8 million related to continuing operations for incidents in prior years, and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

$1.9 million related to discontinued operations for incidents in prior years. Based on the results of the actuarial analyses completed in June and December 2005, we increased our reserves by $1.8 million, of which $0.9 million related to continuing operations for incidents in prior years, and $0.9 million related to discontinued operations for incidents in prior years. Based on the results of the actuarial analyses completed in June and December 2004, we increased our reserves by $1.2 million, of which $2.5 million of the adjustment was a decrease and related to continuing operations for incidents in prior years offset by a $3.7 million increase and was related to discontinued operations for incidents in prior years.

     Excluding the actuarial adjustments related to prior periods noted above, related to incidents in prior years, the provision for insurance risks was as indicated (in thousands):

	For the Year Ended
	December 31,
	2006	2005	2004

Professional Liability:
Continuing operations	$25,858	$19,490	$20,736
Discontinued operations	1,041	1,463	3,016
	$26,899	$20,953	$23,752
Workers' Compensation:
Continuing operations	$18,489	$13,323	$16,489
Discontinued operations	1,906	2,714	4,592
	$20,395	$16,037	$21,081

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     A summary of the assets and liabilities related to insurance risks at December 31, 2006 and December 31, 2005 is as indicated (in thousands):

	December 31, 2006			|	December 31, 2005
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$4,311	$21,073	$25,384	|	$3,626	$13,427	$17,053
Non-current	-	25,977	25,977	|	-	32,076	32,076
Total	$4,311	$47,050	$51,361	|	$3,626	$45,503	$49,129
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$23,967	$21,073	$45,040	|	$19,180	$13,427	$32,607
Non-current	51,111	30,448	81,559	|	67,274	42,679	109,953
Total	$75,078	$51,521	$126,599	|	$86,454	$56,106	$142,560

(1)	Total restricted cash excluded $10,474 and $11,530 at December 31, 2006 and 2005, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD buildings.

(2)	Total self-insurance liabilities excluded $3,649 and $4,631 at December 31, 2006 and 2005, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $10,694 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2006 and $5,000 and $6,471 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2005.

(d)  Construction Commitments

     As of December 31, 2006, we had construction commitments under various contracts of approximately $6.0 million. These items consisted primarily of contractual commitments to improve existing facilities.

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

     Income tax expense (benefit) on income (losses) before discontinued operations consisted of the following (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

	For The Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Current:
Federal	$(1,957)	$(1,037)	$(1,585)
State	787	251	427
	(1,170)	(786)	(1,158)
Deferred:
Federal	1,536	-	-
State	365	-	-
	1,901	-	-
Total	$731	$(786)	$(1,158)

     Actual tax expense (benefit) differed from the expected tax expense (benefit) on income (losses) before discontinued operations which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit or loss before income taxes as follows (in thousands):

	For The Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Computed expected tax
expense (benefit)	$5,397	$(966)	$189
Adjustments in income taxes
resulting from:
Change in valuation allowance	(4,879)	567	(1,119)
State income tax expense
(benefit), net of Federal
income tax effect	838	(35)	171
Refunds from NOL carrybacks	(1,957)	(1,037)	(1,585)
Nondeductible compensation	623	399	650
Other nondeductible expenses	709	286	536
Total	$731	$(786)	$(1,158)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2006	2005

Deferred tax assets:
Accounts and notes receivable	$12,496	$13,265
Accrued liabilities	65,994	74,257
Property and equipment	10,670	28,963
Intangible assets	24,892	27,768
Write-down of assets held for sale	2,338	3,512
Jobs and other credit carryforwards	-	107
State net operating loss carryforwards	4,386	1,614
Federal net operating loss carryforwards	64,470	25,917
Other	227	293
	185,473	175,696
Less valuation allowance:
Federal	(154,928)	(146,818)
State	(30,545)	(28,878)
	(185,473)	(175,696)
Total deferred tax assets	-	-

Total deferred tax liabilities	-	-
Deferred taxes, net	$-	$-

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

     To the extent management believes the pre-emergence net deferred tax assets will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value. During 2006, the fresh-start valuation allowance was reduced by $3.4 million, and remaining intangible assets recorded in fresh-start accounting were reduced accordingly.

     During 2006, we also determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks. The payable was reduced by $2.0 million, and remaining intangible assets recorded in fresh-start accounting were reduced accordingly.

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

DECEMBER 31, 2006

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

     During the year ended December 31, 2006, our net deferred tax assets increased by approximately $9.8 million. This change resulted from an increase of approximately $19.4 million from the purchase accounting for the acquisition of Peak (principally from the finalization of the appraisal of Peak’s assets and the calculation of the annual Section 382 limitation on NOLs, etc.), offset by a decrease of approximately $9.6 million related to the realization of various deferred tax assets. We also increased our valuation allowance by approximately $9.8 million to match the increase in our net deferred tax assets. Our valuation allowance fully offsets our net deferred tax assets because we have no net operating loss carryback potential, and there is insufficient evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under FAS 109.

     After considering the reduction in tax attributes resulting from the Section 382 limitation due to the ownership change, we have Federal NOL carryforwards of approximately $184.2 million with expiration dates from 2007 through 2026. Various subsidiaries have state NOL carryforwards totaling approximately $100.6 million with expiration dates through the year 2026.

     Our application of the rules under Section 382 is subject to challenge upon IRS review. A successful challenge could significantly impact our ability to utilize deductions and losses generated prior to the acquisition date.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement parameters for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of December 31, 2006, we have not determined the effect that the adoption of FIN 48 will have on our financial position or results of operations.

(13)  Fair Value of Financial Instruments

     The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$131,935	$131,935	$16,641	$16,641
Restricted cash	$61,835	$61,835	$60,659	$60,659
Long-term debt, including current portion
and capital lease obligation	$174,165	$161,442	$197,779	$182,968

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

     The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2006 and 2005, the fair value of our long-term debt, including current maturities, was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

(14)  Capital Stock

(a)  Common Stock

     As of December 31, 2006, we had issued 42,889,918 shares, inclusive of 10,182 treasury shares. The shares issued included (i) 9,998,142 shares in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization implemented in connection with our emergence from Chapter 11 bankruptcy proceedings in 2002 (“Plan of Reorganization”), (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005 (vi) 11,500,000 shares issued in a public offering in December 2006 and (vii) 434,654 in stock awards to our employees and directors.

     As of December 31, 2005, Sun had issued 9,931,613 shares of common stock in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization in 2002. During 2006, we issued an additional 66,529 shares of our common stock to general unsecured creditors with claims of more than $50,000 in accordance with the provisions of the Plan of Reorganization.

(b)  Warrants

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants expire in February 2009.

(c)  Equity Incentive Plan

     Our 2004 Equity Incentive Plan (the "2004 Plan"), as amended, allows for the issuance of up to 5.6 million shares of our common stock. Restricted stock awards are outright stock grants. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms. Share awards generally vest over four years and no dividends are paid on unexercised options or unvested share awards. Pursuant to the 2004 Plan, certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan).

     Pursuant to the 2004 Plan, as of December 31, 2006 our employees and directors held options to purchase 1,457,261 shares of common stock, 22,158 shares of unvested restricted common stock, and 564,028 unvested restricted stock units. During the year ended December 31, 2006, we issued 316,846 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

     As of December 31, 2006, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the "Director Plan"). Upon the adoption of the 2004 Plan, the grant of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

     Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the "Peak Plan").  As of December 31, 2006, our employees held options to purchase 15,369 shares of common stock under the Peak Plan, and 85,468 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

     Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under APB No. 25, stock options granted at market required no recognition of compensation cost with a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123 (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2005	December 31, 2004

Net income (loss) as reported(1)	$24,761	$(18,627)
Compensation expense	(1,469)	(1,568)
Net income (loss) (pro forma)	$23,292)	$(20,195)
Net income (loss) per share:
Basic:
Net income (loss) as reported	$1.55	$(1.29)
Compensation expense	(0.09)	(0.11)
Net income (loss) pro forma	$1.46	$(1.40)
Diluted:
Net income (loss) as reported	$1.55	$(1.28)
Compensation expense	(0.09)	(0.11)
Net income (loss) pro forma	$1.46	$(1.39)

(1)
Includes total charges to our consolidated statements of income related to stock-based employee compensation cost of $1.3 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively.

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

     The adoption of SFAS No. 123(R) reduced income before income taxes and discontinued operations, and net income (loss) for the three and twelve months ended December 31, 2006, respectively, by $0.2 million and $1.1 million. Basic earnings per share of $0.61 and $0.86, and diluted earnings per share of $0.60 and $0.85 for the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

three and twelve months ended December 31, 2006, respectively, were not impacted by the adoption of SFAS No. 123(R). Pursuant to SFAS No. 123(R), the cash flows resulting from the tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) should be classified as financing cash flows. However, since we have a net operating loss carryforward that is increased by any excess tax benefit, then the tax benefit is not recognized until the deduction actually reduces current taxes payable. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was $2.6 million, which includes $1.1 million for the Performance Share Awards, and the related weighted-average period over which it is expected to be recognized is approximately 2.50 years.

     A summary of option activity under the 2004 Plan, the Director Plan and the Peak Plan during the year ended December 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,383	$7.03
Granted (1)	369	8.17
Exercised	(126)	4.43
Forfeited or expired (2)	(134)	7.13
Outstanding at December 31, 2006	1,492	$7.52	6 years	$(7,624)

Exercisable at December 31, 2006	648	$7.37	6 years	$(3,408)

(1)	Includes 340 performance share awards earned during 2006.
(2)	Includes 14 performance share forfeitures.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $4.40, $3.37 and $4.20, respectively.

     In connection with the restricted stock awards granted to employees, under APB No. 25, we recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost. SFAS No. 123(R) prohibits this "gross-up" of stockholders' equity. As a result, we have reduced paid-in capital and unearned compensation by the same amount for all periods presented and upon the effective date of the adoption of SFAS No. 123(R), compensation cost is recognized over the requisite service period with an offsetting credit to equity and the full fair value of the share-based payment is not recognized until the instrument is vested. A summary of restricted stock activity with our share-based compensation plans during the year ended December 31, 2006, is as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	370	$9.17
Granted (1)	357	8.22
Vested	(95)	14.03
Forfeited (2)	(45)	7.54
Nonvested at December 31, 2006	587	7.92

(1)	Includes 340 performance shares earned during 2006.
(2)	Includes 18 performance share forfeitures.

     The total fair value of restricted shares vested during the three and twelve months ended December 31, 2006 was $0.4 million and $1.2 million, respectively, and $0.4 million and $1.4 million for the three and twelve months ended December 31, 2005, respectively.

     Pursuant to FAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our stock. The expected term of options granted is derived using a temporary "shortcut approach" of our "plain vanilla" employee stock options. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2006 and 2005 was $4.40 and $3.37, respectively.

Expected volatility	57.15% - 80.62%
Weighted-average volatility	67.60%
Expected term (in years)	4.75
Risk-free rate	3.02% - 4.66%

(15)  Other Events

(a)  Litigation

     We are a party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our facilities, claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations, financial condition and cash flows. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

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

     We entered into a Corporate Integrity Agreement (the "CIA") with the HHS/OIG in July 2001. It became effective on February 28, 2002 and terminates on February 28, 2007.  Notwithstanding the termination of the CIA, certain obligations under the CIA will continue until HHS/OIG completes its review of our final report under the CIA, which we expect to submit in May 2007.

(16)  Segment Information

     We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

     In fourth quarter of 2006, we sold our home health services operations and reclassified our remaining laboratory and radiology operations to assets and liabilities held for sale, and pursuant to SFAS No. 144, their net revenues and net operating income have been reclassified to discontinued operations for all periods presented and are no longer considered reportable segments.

     The following summarizes the services provided by our reportable and other segments:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

Inpatient Services: This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids. At December 31, 2006, we operated 141 long-term care facilities (consisting of 118 skilled nursing facilities, 13 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals, which includes 56 facilities acquired in the Peak business combination) with 15,447 licensed beds as compared with 158 long-term care facilities (consisting of 134 skilled nursing facilities (10 of which were managed), 14 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals, which includes 56 facilities acquired in the Peak business combination) with 16,063 licensed beds at December 31, 2005.

Rehabilitation Therapy Services: This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing facilities. At December 31, 2006, this segment provided services to 382 facilities, 295 nonaffiliated and 87 affiliated, as compared to 424 facilities at December 31, 2005, of which 328 were nonaffiliated and 96 were affiliated. At December 31, 2004, we closed our certified outpatient rehabilitation clinics in Colorado.

Medical Staffing Services: For the year ended December 31, 2006, this segment derived 60.8% of its revenues from hospitals and other providers, 22.8% from skilled nursing facilities, 8.2% from schools and 8.2% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of December 31, 2006, this segment had 28 division offices, which provided temporary therapy and nursing staffing services in major metropolitan areas and 2 division offices, which specialize in the placement of temporary traveling therapists and 2 division offices specializing in permanent placement of healthcare professionals.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

As of and for the
Year Ended
December 31, 2006	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$879,112	$80,623	$85,866	$36	$-	$1,045,637	$105,687

Intersegment revenues	-	38,663	998	-	(39,661)	-	-

Total revenues	879,112	119,286	86,864	36	(39,661)	1,045,637	105,687

Operating salaries and benefits	428,362	100,655	69,499	-	-	598,516	65,215

Self insurance for workers'
compensation and general and
professional liability insurance	30,101	1,390	903	300	-	32,694	(3,100)

Other operating costs	246,697	6,778	4,988	(13)	(39,661)	218,789	31,215

General and administrative expenses	18,764	6,696	2,526	49,856	-	77,842	1,159

Provision for losses on accounts
receivable	10,721	156	247	-	-	11,124	1,656

Segment operating income (loss)	$144,467	$3,611	$8,701	$(50,107)	$-	$106,672	$9,542

Facility rent expense	55,702	219	813	-	-	56,734	2,577

Depreciation and amortization	11,893	365	749	1,859	-	14,866	1,525

Interest, net	13,418	(11)	158	4,941	-	18,506	214

Net segment income (loss)	$63,454	$3,038	$6,981	$(56,907)	$-	$16,566	$5,226

Identifiable segment assets	$383,511	$12,111	$33,453	$702,429	$(521,040)	$610,464	$10,959

Segment capital expenditures	$18,299	$422	$412	$2,857	$-	$21,990	$1,273

_____________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, loss on contract termination, income tax benefit and discontinued operations.

The term "net segment income (loss)" is defined as earnings before loss (gain) on sale of assets, net, loss on contract termination, income tax benefit and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

As of and for the
Year Ended
December 31, 2005	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$614,913	$79,674	$70,534	$661	$-	$765,782	$121,403

Intersegment revenues	-	36,952	613	-	(37,565)	-	-

Total net revenues	614,913	116,626	71,147	661	(37,565)	765,782	121,403

Operating salaries and benefits	308,769	95,866	56,791	(1)	-	461,425	71,931

Self insurance for workers'
compensation and general and
professional liability insurance	23,007	1,736	946	372	-	26,061	(10,440)

Other operating costs (1)	173,277	7,626	4,371	10	(37,565)	147,719	34,176

General and administrative expenses	13,453	7,351	2,748	47,195	-	70,747	1,389

Provision (adjustment) for losses on
accounts receivable	3,839	(691)	221	-	-	3,369	1,639

Segment operating income (loss)	$92,568	$4,738	$6,070	$(46,915)	$-	$56,461	$22,708

Facility rent expense	37,056	336	738	-	-	38,130	2,951

Depreciation and amortization	6,813	234	376	966	-	8,389	1,587

Interest, net	7,344	(17)	49	4,461	-	11,837	323

Net segment income (loss)	$41,355	$4,185	$4,907	$(52,342)	$-	$(1,895)	$17,847

Identifiable segment assets	$364,232	$12,645	$33,773	$591,233	$(520,985)	$480,898	$31,408

Segment capital expenditures	$10,586	$706	$309	$3,541	$-	$15,142	$2,274

______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, loss on asset impairment, restructuring costs, net, income tax benefit and discontinued operations.

The term "net segment income (loss)" is defined as earnings before loss (gain) on sale of assets, loss on asset impairment, restructuring costs, net, income tax benefit and discontinued operations.

(1)  Includes $408 for loss on extinguishment of debt in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

As of and for the
Year Ended
December 31, 2004	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$566,660	$79,443	$54,713	$47	$-	$700,863	$145,432

Intersegment revenues	(600)	33,310	2,103	(82)	(34,731)	-	-

Total net revenues	566,060	112,753	56,816	(35)	(34,731)	700,863	145,432

Operating salaries and benefits	285,010	89,711	43,918	(13)	-	418,626	88,891

Self insurance for workers'
compensation and general and
professional liability insurance	18,975	681	885	184	-	20,725	10,908

Other operating costs (1)	156,114	7,650	4,329	24	(34,731)	133,386	45,929

General and administrative expenses	11,895	6,398	3,140	44,104	-	65,537	1,687

Provision for losses on accounts
Receivable	2,526	1,398	340	-	-	4,264	7,637

Segment operating income (loss)	$91,540	$6,915	$4,204	$(44,334)	$-	$58,325	$(9,620)

Facility rent expense	35,071	372	826	9	-	36,278	3,778

Depreciation and amortization	7,153	242	183	614	-	8,192	1,418

Interest, net	5,139	15	(10)	3,527	-	8,671	189

Net segment income (loss)	$44,177	$6,286	$3,205	$(48,484)	$-	$5,184	$(15,005)

Identifiable segment assets	$176,133	$18,444	$10,726	$447,105	$(366,759)	$285,649	$27,504

Segment capital expenditures	$8,373	$202	$40	$2,738	$-	$11,353	$1,537

 ______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before facility rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, loss on lease termination, loss on asset impairment, restructuring costs, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before loss (gain) on sale of assets, net, loss on lease termination, loss on asset impairment, restructuring costs, net, income taxes and discontinued operations.

(1)  Includes $3.4 million of gain on extinguishment of debt, net, in Inpatient Services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

Measurement of Segment Income or Loss

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See "Note 3 - Summary of Significant Accounting Policies"). We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following table reconciles net segment income (loss) to consolidated income (loss) before income taxes and discontinued operations:

	2006	2005	2004

Net segment income (loss)	$16,566	$(1,895)	$5,184
Loss on asset impairment	-	(361)	(1,028)
Restructuring costs, net	-	(122)	(1,972)
Loss on contract termination	(975)	-	-
Loss on lease termination	-	-	(150)
Loss on sale of assets, net	(172)	(383)	(1,494)
Income (loss) before income taxes and
discontinued operations	$15,419	$(2,761)	$540

(17)  401(K) Plan

     We have a defined contribution plan (the "401(k) plan"). Employees who have completed three months of service are eligible to participate. Effective January 1, 2004, the 401(k) plan allows for a discretionary employer match of contributions made by participants for any participants employed on the last day of the year. We may make matching contributions under this plan of 25 percent of a participant’s contribution, up to 3% of the participant's compensation. Expenses for discretionary matching contributions are recognized in the year they are determined. In January 2006, matching contributions for the 2005 plan of approximately $0.2 million were authorized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

     The following tables reflect unaudited quarterly financial data for fiscal years 2006 and 2005 (in thousands, except per share data):
	For the Year
	Ended
	December 31, 2006 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$268,304	$262,118	$258,458	$256,757	$1,045,637

Income (loss) from continuing
operations (2)	$10,030	$(1,053)	$4,889	$822	$14,688

Income from discontinued
operations	$9,835	$(141)	$2,418	$318	$12,430

Net income (loss)	$19,865	$(1,194)	$7,307	$1,140	$27,118

Basic earnings per common and
common equivalent share:
Income (loss) from continuing
operations	$0.31	$(0.03)	$0.16	$0.03	$0.46
Income (loss) from discontinued
operations	0.30	(0.01)	0.07	0.01	0.40
Net income (loss)	$0.61	$(0.04)	$0.23	$0.04	$0.86

Diluted earnings per common and
common equivalent share:
Income (loss) from continuing
operations	$0.30	$(0.03)	$0.16	$0.03	$0.46
Income (loss) from discontinued
operations	0.30	(0.01)	0.07	0.01	0.39
Net income (loss)	$0.60	$(0.04)	$0.23	$0.04	$0.85

Weighted average number of
common and common equivalent
shares outstanding:
Basic	32,750	31,345	31,264	31,174	31,638
Diluted	33,069	31,345	31,446	31,228	31,788

(1)
In accordance with SFAS No. 144, we have reclassified all activity related to the operations of divested entities for the years ended December 31, 2006, 2005 and 2004 to discontinued operations. Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and income (loss) on discontinued operations will not reflect the amounts filed previously in our Forms 10-Q with the SEC. However, net income remains the same.

(2)
We recorded a loss on contract termination of $0.1 million, and loss on sale of assets of $0.1 million. We also recorded a 32% effective tax rate for the first three quarters of 2006. During the fourth quarter, we were able to record a tax benefit for the realization of post-emergence temporary differences and refunds from NOL carrybacks which resulted in an effective tax rate for the year of approximately 5%. In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses during the year (see “Note 3 - Significant Accounting Policies” in our consolidated financial statements). During the fourth quarter, we recognized an additional $2.8 million in provision for accounts receivable that were unbillable at the date of the Peak acquisition.

1

	For the Year
	Ended
	December 31, 2005 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$216,539	$186,957	$184,306	$177,980	$765,782

Income (loss) from continuing
operations (3)	$2,665	$(2,109)	$284	$(2,815)	$(1,975)

Income from discontinued operations	$9,001	$9,443	$6,646	$1,646	$26,736

Net income (loss)	$11,666	$7,334	$6,930	$(1,169)	$24,761

Basic and diluted earnings per
common and common equivalent
share:
Income (loss) from continuing
operations	$0.15	$(0.14)	$0.02	$(0.18)	$(0.12)
Income from discontinued
operations	0.50	0.62	0.43	0.10	1.67
Net income (loss)	$0.65	$0.48	$0.45	$(0.08)	$1.55

Weighted average number of
common and common equivalent
shares outstanding:
Basic	17,957	15,365	15,351	15,320	16,003
Diluted	18,054	15,365	15,352	15,320	16,003

(3)	We recorded a loss on asset impairment of $0.4 million, restructuring costs of $0.1 million, loss on sale of assets of $0.4 million and loss on extinguishment of debt of $0.4 million.

2

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Charged to	Deductions	End of
Description	of Period	Expenses(1)	Other Accounts	Other (2)	Period
Year ended December 31, 2006
Allowance for doubtful accounts	$29,384	$12,763	$-	$(17,281)	$24,866
Other receivable reserve	$2,909	$17	$138	$-	$3,064

Year ended December 31, 2005:
Allowance for doubtful accounts	$40,293	$5,009	$-	$(15,918)	$29,384
Other receivable reserve	$5,739	$-	$-	$(2,830)	$2,909

Year ended December 31, 2004:
Allowance for doubtful accounts	$67,108	$11,901	$-	$(38,716)	$40,293
Other receivable reserve (3)	$7,245	$-	$4,685	$(6,191)	$5,739

(1)
Charges included in provision for losses on accounts receivable, of which $1,656, $1,640, and $7,637, respectively, for the years ended December 31, 2006, 2005 and 2004, relate to discontinued operations.

(2)	Column D primarily represents write offs and recoveries on divested receivables that have been fully reserved.

(3)	Includes reserves on long-term notes receivable of $148 as of December 31, 2004.

3