Form 10-Q
period 2007-03-31
SUN HEALTHCARE GROUP INC
filed 2007-05-04
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2007

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ྑ

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ྑ	Accelerated filer ☒	Non-accelerated filer ྑ

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ྑ  No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ྑ

     As of May 2, 2007, there were 42,941,574 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of March 31, 2007 (unaudited)
	As of December 31, 2006

	Consolidated Statements of Operations	5
	For the three months ended March 31, 2007 and 2006 (unaudited)

	Consolidated Statements of Cash Flows	6
	For the three months ended March 31, 2007 and 2006 (unaudited)

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

Signature		36

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this "10-Q") contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements regarding our expected future financial position, results of operations, cash flows (including our ability to continue to generate positive cash flows from operations), our integration of the operations of Harborside Healthcare Corporation, indebtedness, lease obligations and liquidity, financing plans, business strategies, budgets, estimates of critical accounting policies, projected costs and capital expenditures, competitive position, growth opportunities, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs and the impact of regulatory initiatives that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

We caution investors that any forward-looking statements made by us are not guarantees of future performance. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors described in our 2006 Annual Report on Form 10-K (see "Item 1A - Risk Factors") and Part II, Item 1A herein and other factors that are unknown to us or may be beyond our control. Such risks should be carefully considered before any investment is made in our securities. Given these risks and other uncertainties, we can give no assurances that any of the events or circumstances described in our forward-looking statements will in fact transpire, or that the impact of such events or circumstances will be material to our business and financial condition. Therefore undue reliance should not be placed on such forward-looking statements.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$99,670	$131,935
Restricted cash	28,081	32,752
Accounts receivable, net of allowance for doubtful accounts of $24,880 and $24,866 at March 31, 2007 and December 31, 2006,
respectively	114,499	117,091
Inventories, net	4,728	4,808
Other receivables, net of allowance of $2,412 and $3,064 at
March 31, 2007 and December 31, 2006, respectively	1,736	2,211
Assets held for sale	4,500	7,172
Prepaid expenses	8,031	3,305

Total current assets	261,245	299,274

Property and equipment, net of accumulated depreciation of $52,028 and
$48,233 at March 31, 2007 and December 31, 2006, respectively	221,324	217,544
Intangible assets, net of
accumulated amortization of $7,216 and $6,799 at
March 31, 2007 and December 31, 2006, respectively	12,309	13,691
Goodwill	54,605	55,092
Restricted cash, non-current	33,033	29,083
Other assets, net	7,146	6,739

Total assets	$589,662	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$39,090	$43,400
Accrued compensation and benefits	40,663	42,723
Accrued self-insurance obligations, current portion	40,281	48,689
Income taxes payable	9,135	8,799
Liabilities held for sale	1,826	1,672
Other accrued liabilities	34,143	33,736
Current portion of long-term debt:
Company obligations	12,815	22,780
Clipper partnerships	786	736
Capital leases, current	618	494

Total current liabilities	179,357	203,029

Accrued self-insurance obligations, net of current portion	89,121	81,559
Long-term debt, net of current portion:
Company obligations	80,396	100,067
Clipper partnerships	49,181	49,392
Capital leases, net of current	776	696
Unfavorable lease obligations, net of accumulated amortization of $14,128
and $13,558 at March 31, 2007 and December 31, 2006, respectively	12,786	13,423
Other long-term liabilities	26,914	26,712
Deferred income taxes	2,412	2,412

Total liabilities	440,943	477,290

Commitments and contingencies

Stockholders' equity:
Preferred stock of $.01 par value, authorized
10,000,000 shares, no shares were issued or outstanding as of
March 31, 2007 and December 31, 2006	-	-
Common stock of $.01 par value, authorized
50,000,000 shares, 42,939,602 shares issued and 42,929,420 shares outstanding as of March 31, 2007 and 42,889,918 shares issued
and 42,879,736 shares outstanding as of December 31, 2006	429	429
Additional paid-in capital	553,938	553,275
Accumulated deficit	(405,557)	(409,480)
	148,810	144,224
Less:
Common stock held in treasury, at cost, 10,182 shares
as of March 31, 2007 and December 31, 2006	(91)	(91)
Total stockholders' equity	148,719	144,133
Total liabilities and stockholders' equity	$589,662	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
		(Note 1)

Total net revenues	$273,569	$256,756
Costs and expenses:
Operating salaries and benefits	156,426	146,920
Self-insurance for workers' compensation and general and
professional liability insurance	10,564	12,672
Operating administrative expenses	7,591	7,874
Other operating costs	56,612	55,465
Facility rent expense	14,379	13,390
General and administrative expenses	12,832	11,645
Depreciation and amortization	3,920	2,867
Provision for losses on accounts receivable	2,440	1,448
Interest, net	2,059	4,367
Loss on extinguishment of debt, net	19	-
Loss on sale of assets, net	7	13
Total costs and expenses	266,849	256,661

Income before income taxes and discontinued operations	6,720	95
Income tax expense (benefit)	2,368	(727)
Income from continuing operations	4,352	822

Discontinued operations:
(Loss) income from discontinued operations, net of related taxes	(79)	383
Loss on disposal of discontinued operations, net of related taxes	(350)	(66)
(Loss) income from discontinued operations, net	(429)	317

Net income	$3,923	$1,139

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.10	$0.03
(Loss) income from discontinued operations, net	(0.01)	0.01
Net income	$0.09	$0.04

Diluted earnings per common and common equivalent share:
Loss from continuing operations	$0.10	$0.03
(Loss) income from discontinued operations, net	(0.01)	0.01
Net income	$0.09	$0.04

Weighted average number of common and common
equivalent shares outstanding:
Basic	42,908	31,174
Diluted	44,029	31,228

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,923	$1,139
Adjustments to reconcile net income to net cash provided by
(used for) operating activities, including discontinued
operations:
Depreciation	2,434	1,613
Amortization	1,522	1,636
Amortization of favorable and unfavorable lease intangibles	(213)	(379)
Provision for losses on accounts receivable	2,523	1,948
Loss (gain) on disposal of discontinued operations, net	350	66
Loss on sale of assets	7	13
Restricted stock and stock option compensation	750	544
Other, net	2	25
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,050)	(11,318)
Inventories, net	-	(14)
Other receivables, net	537	(3,186)
Restricted cash	721	119
Prepaids and other assets	(6,558)	(6,167)
Accounts payable	(3,925)	1,705
Accrued compensation and benefits	(1,666)	67
Accrued self-insurance obligations	(846)	3,404
Income taxes payable	2,426	1,856
Other accrued liabilities	1,230	(800)
Other long-term liabilities	404	610
Net cash provided by (used for) operating activities	1,571	(7,119)

Cash flows from investing activities:
Capital expenditures	(7,250)	(3,333)
Proceeds from sale of assets held for sale	3,238	-
Acquisitions, net	-	(236)
Proceeds from sale/leaseback	-	838
Net cash used for investing activities	(4,012)	(2,731)

Cash flows from financing activities:
Net borrowings under Revolving Loan Agreement	6	17,720
Long-term debt repayments	(29,607)	(7,694)
Principal payments under capital lease obligations	(540)	-
Net proceeds from exercise of employee stock options	573	-
Distribution of partnership equity	(256)	(123)
Net cash (used for) provided by financing activities	(29,824)	9,903

Net (decrease) increase in cash and cash equivalents	(32,265)	53
Cash and cash equivalents at beginning of period	131,935	16,641
Cash and cash equivalents at end of period	$99,670	$16,694

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

References throughout this document to the Company include Sun Healthcare Group, Inc. and our direct and indirect consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this report has been written in the first person. In this document, the words “we,” “our,” “ours,” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

We are a provider, through our subsidiaries, of long-term, subacute and related specialty healthcare in the United States. We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services. Inpatient services represent the most significant portion of our business. We operated 141 long-term care facilities in 19 states as of March 31, 2007.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements. In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at March 31, 2007, and the consolidated results of our operations and cash flows for the three-month periods ended March 31, 2007 and 2006, respectively. We believe that all adjustments are of a normal and recurring nature with the exception of certain purchase accounting adjustments made in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) (see “Note 2 - Acquisitions”). These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, self-insurance obligations, loss accruals, and income taxes. Actual results could differ from those estimates.

Significant Accounting Policy - Income Taxes

In accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes using enacted tax laws and rates. A valuation allowance is provided on our net deferred tax assets if it is determined that it is more likely than not that the net deferred tax assets will not be realized. FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) prescribes a recognition threshold and measurement parameters for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with SFAS No. 109, Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate requires significant judgments regarding any utilization of deferred tax assets and the reduction in the related valuation allowance. Any reduction in the portion of the valuation allowance that was established in fresh-start accounting when we emerged from bankruptcy in February 2002 will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value. Any reduction in the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

portion of the valuation allowance that was established after our emergence from bankruptcy will result in a reduction of our income tax expense.

Our effective tax rate is also influenced by the recognition and derecognition of tax positions pursuant to the more likely than not standard established by FIN 48 that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures, can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

Reclassifications and Adjustments

Certain reclassifications of assets, liabilities, income and expense have been made to the prior period financial statements to conform to the 2007 financial statement presentation. Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2006 (see “Note 5 - Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

As discussed in our 2006 Form 10-K, we recorded a $2.5 million non-cash charge to pre-tax earnings for the twelve months ended December 31, 2006, to account for certain lease rate escalation clauses pursuant to the adoption of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). Consistent with the requirements of SAB 108, this adjustment has been allocated to the appropriate 2006 quarter in the accompanying consolidated financial statements.

(2)  Acquisitions

Harborside

In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), a privately-held healthcare company based in Boston, Massachusetts that operates 73 skilled nursing facilities, one assisted living facility and one independent living facility with approximately 9,000 licensed beds in ten states. On April 19, 2007, we completed the acquisition of Harborside effective April 1, 2007. In connection with the acquisition of Harborside, we entered into a $485.0 million new senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”). The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015, were used to purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the debt of Harborside and replace our prior revolving credit facility. The Credit Agreement, which provides for an initial interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2%, also will provide funds for previously-exercised options related to the purchase of nine skilled nursing centers, as well as additional liquidity and a letter of credit facility. See “Note 3 - Loan Agreements.”

(3)  Loan Agreements

In December 2005, we entered into an Amended and Restated Loan and Security Agreement (the “Revolving Loan Agreement”) with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provided for up to $100.0 million of borrowing availability and was scheduled to terminate on January 31, 2009. The interest rate on borrowings equals 2.75%, which percentage is subject to adjustment based on our fixed charge coverage ratio plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to LIBOR for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to LIBOR two days prior to the commencement of such period. The Revolving Loan Agreement is secured by almost all of our assets.

Availability of amounts under the Revolving Loan Agreement was subject to compliance with financial covenants. Our borrowing availability under the Revolving Loan Agreement was generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement but not to exceed $100.0 million. The defined borrowing base as of March 31, 2007 was $81.4 million, net of specified reserves of $6.4 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2007, we had $10.0 million in borrowings outstanding, $14.6 million in letters of credit and $56.8 million available to us for additional borrowing.

The Revolving Loan Agreement was terminated on April 19, 2007, when we entered into the Credit Agreement in connection with the acquisition of Harborside (see “Note 2 - Acquisitions”). The Credit Agreement, which is secured by substantially all of our assets, provides for $310.0 million in term loans, $55.0 million in delayed draw term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility. Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant. The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.

(4)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2007	December 31, 2006

Revolving loan agreement	$10,000	$10,000
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.5% to 10.8%, collateralized by various facilities (1)(2)	133,178	153,627
Capital leases (3)	1,394	1,190
Industrial revenue bonds	-	4,655
Other long-term debt	-	4,693
Total long-term obligations	144,572	174,165
Less amounts due within one year	(14,219)	(24,010)
Long-term obligations, net of current portion	$130,353	$150,155

(1)	Includes fair value premium of $0.3 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005.
(2)	Includes $50.0 million and $50.1 million related to the consolidation of Clipper as of March 31, 2007 and December 31, 2006, respectively (see “Note 6 - Variable Interest Entities”).
(3)	Excludes $0.8 million reclassified to liabilities held for sale (See “Note 5 - Discontinued Operations and Assets and Liabilities Held for Sale”).

The scheduled or expected maturities of long-term debt, excluding premiums, as of March 31, 2007, were as follows (in thousands):

2008	$14,219
2009	23,796
2010	3,551
2011	11,368
2012	32,141
Thereafter	59,200
$144,275

Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper, (in thousands): $786, $845, $902, $962, $1,020, and $45,451 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively (see “Note 6 - Variable Interest Entities”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Discontinued Operations and Assets and Liabilities Held for Sale

(a) Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of assets to be disposed of, disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

Inpatient Services: We sold a skilled nursing facility for $1.6 million in the fourth quarter of 2006. Although the sale of the facility was final, we continued to operate the facility in the first quarter of 2007 as the new owner was still in the process of obtaining licensure. The result of such operations was included in our discontinued operations for the first quarter of 2007. During the first quarter of 2007, we sold another skilled nursing facility for $4.9 million. The facility was reclassified as held for sale with a carrying amount of $3.7 million and we recorded a net loss of $0.5 million.

Home Health Services: In December 2006, we sold SunPlus Home Health Services (“SunPlus”), for a purchase price of $19.3 million.

(b) Assets and Liabilities Held for Sale

As of March 31, 2007, assets held for sale consisted of (i) SunAlliance, our remaining laboratory and radiology services operations, with a net carrying amount of $1.8 million, consisting of $3.6 million in assets, offset in part by $1.8 million in liabilities, and (ii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements. SunAlliance was sold on April 30, 2007, for $2.5 million plus a working capital adjustment yet to be determined.

As of December 31, 2006, assets held for sale consisted of (i) SunAlliance with a net carrying amount of $0.9 million, consisting of $1.7 million in assets, offset in part by $0.8 million in liabilities, (ii) a skilled nursing facility with a carrying amount of $3.8 million, consisting of $4.6 million in assets, offset in part by $0.8 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the
	Three Months Ended
	March 31, 2007
	Inpatient	Pharmaceutical	Laboratory/	Home
	Services	Services	Radiology	Health	Other	Total

Net operating revenues	$2,815	$-	$4,120	$-	$4,139	$11,074

(Loss) income from discontinued
operations, net (1)	$(425)	$16	$236	$5	$89	$(79)
(Loss) gain on disposal of
discontinued operations, net (2)	(376)	(14)	-	41	(1)	(350)
(Loss) income on discontinued
operations, net	$(801)	$2	$236	$46	$88	$(429)

(1) Net of related tax benefit of $43
(2) Net of related tax benefit of $190

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the
	Three Months Ended
	March 31, 2006
	Inpatient	Pharmaceutical	Laboratory/	Home
	Services	Services	Radiology	Health	Other	Total

Net operating revenues	$5,344	$-	$3,689	$15,467	$5,758	$30,258

(Loss) income from discontinued	$(445)	$-	$(179)	$4	$1,003	$383
operations, net (1)
Loss on disposal of
discontinued operations, net	(51)	(8)	(6)	-	(1)	(66)
(Loss) income on discontinued
operations, net	$(496)	$(8)	$(185)	$4	$1,002	$317

(1) Net of related tax expense of $215

(6)  Variable Interest Entities

In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of March 31, 2007, we currently owned less than 16% of the voting interest in nine entities (collectively known as “Clipper”), each of which owns one facility that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its facilities. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities. That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million. We have paid an aggregate option purchase price for the first three option exercises of $0.9 million through March 31, 2007. The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices. These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $9.3 million of the option value in other long-term liabilities in our consolidated balance sheets. The remaining $0.4 million is recorded as current in other accrued liabilities in our consolidated balance sheets. We have not recorded any minority interest associated with the 84% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46R, we have eliminated facility rent expense of $0.4 million and $0.9 million for each of the three months ended March 31, 2007 and 2006, respectively, and included $50.0 million and $50.1 million of mortgage debt of Clipper in our consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively, although we own less than 16% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets. Creditors do not have any general recourse against us for the mortgage debt.

The following provides a summary of the balance sheet impact of Clipper upon consolidation as of March 31, 2007 and December 31, 2006 (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$638	$546
Other receivables	138	565
Restricted cash, current	996	767
Prepaids and other assets	57	126
Total current assets	1,829	2,004

Property and equipment, net:
Land	6,171	6,171
Land improvements	33	34
Buildings	34,803	35,034
Building improvements	2,971	2,830
Equipment	176	185
Construction-in-process	-	-
Total property and equipment, net	44,154	44,254

Favorable lease intangibles, net	8,594	9,122
Intercompany	4,836	4,836

Total assets	$59,413	$60,216
Current liabilities:
Mortgages, current	$786	$736
Other accrued liabilities	677	597
Total current liabilities	1,463	1,333

Mortgages, net of current	49,181	49,392
Other long-term liabilities	16,834	16,464
Total long-term liabilities	66,015	65,856

Total liabilities	67,478	67,189

Stockholders' deficit:
Accumulated deficit	(8,065)	(6,973)

Total liabilities and stockholders' deficit	$59,413	$60,216

For the three months ended March 31, 2007, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $0.5 million comprised of a $0.6 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.4 million credit to rent expense and a $0.1 million credit to taxes and other expense. For the three months ended March 31, 2006, the consolidation of Clipper included a net loss of $0.4 million comprised of a $1.0 million charge to interest expense, and a $0.3 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts. The programs had the following self-insured retentions: (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, 2005, 2006, and 2007, $5.0 million per claim with a $5.0 million excess layer that attaches at $5.0 million of liability and a $40.0 million excess layer that attaches at $10.0 million of liability. For locations, other than in the state of Oklahoma, acquired as part of our acquisition of Peak in December 2005, claims reported from 2003 until the acquisition date were covered by commercial insurance programs having limits of $1.0 million per occurrence/$3.0 million annual aggregate and featuring a $100,000 per occurrence deductible. Peak locations in Oklahoma had no insurance coverage in effect. Former Peak locations, including Oklahoma operations, were added to our general and professional liability programs effective December 9, 2005.

An independent actuarial analysis is prepared twice a year, in June and December, in order to determine the expected losses and reserves for estimated settlements for general and professional liability under the per claim retention level, including incurred but not reported losses. Claims paid for the three months ended March 31, 2007 and March 31, 2006 were $4.8 million and $5.7 million, respectively.

The majority of our workers' compensation risks are insured through high-retention insurance policies with third parties. Our reserves are estimated by independent actuaries beginning with the 1998 policy year and by company analysis using industry development factors for prior years. Effective with the policy period beginning January 1, 2002, we discount our workers' compensation reserves based on a 4% discount rate. Claims paid for the three months ended March 31, 2007 and March 31, 2006 were $3.5 million and $5.9 million, respectively.

The provision for insurance risks was as indicated (in thousands):

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006

Professional Liability:
Continuing operations	$6,432	$7,433
Discontinued operations	108	346
	$6,540	$7,779

Workers' Compensation:
Continuing operations	$4,132	$5,239
Discontinued operations	162	677
	$4,294	$5,916

A summary of the assets and liabilities related to insurance risks at March 31, 2007 and December 31, 2006 is as indicated (in thousands):

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2007				December 31, 2006
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,363	$17,807	$21,170	|	$4,311	$21,073	$25,384
Non-current	-	29,923	29,923	|	-	25,977	25,977
Total	$3,363	$47,730	$51,093	|	$4,311	$47,050	$51,361
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$19,957	$17,096	$37,053	|	$23,967	$21,073	$45,040
Non-current	54,910	34,211	89,121	|	51,111	30,448	81,559
Total	$74,867	$51,307	$126,174	|	$75,078	$51,521	$126,599

(1)
Total restricted cash excluded $10,021 and $10,474 at March 31, 2007 and December 31, 2006, respectively, held for bank collateral, various mortgages, bond payments and reserves for capital expenditures required by HUD guaranteed mortgages.

(2)	Total self-insurance liabilities in the table excluded $3,228 and $3,649 at March 31, 2007 and December 31, 2006, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $11,322 for general and professional liability insurance and workers' compensation, respectively, as of March 31, 2007 and $750 and $10,694 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2006.

(8)  Capital Stock

(a)  Common Stock

As of March 31, 2007, we had issued 42,939,602 shares, inclusive of 10,182 treasury shares. The shares issued included (i) 9,972,777 shares issued in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization implemented in connection with our emergence from Chapter 11 bankruptcy proceedings in 2002 (“Plan of Reorganization”), (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares issued in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares issued in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, (vi) 11,500,000 shares issued in a public offering in December 2006, and (vii) 509,703 shares issued pursuant to stock options and stock awards to our employees and directors.

(b)  Warrants

In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87. The warrants expire in February 2009.

(c)  Equity Incentive Plans

Our 2004 Equity Incentive Plan (the “2004 Plan”), as amended, allows for the issuance of up to 5.6 million shares of our common stock. Restricted stock awards are outright stock grants. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms. Share awards generally vest over four years and no dividends are paid on unexercised options or unvested share awards. Pursuant to the 2004 Plan, certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the 2004 Plan, as of March 31, 2007, our employees and directors held options to purchase 1,783,515 shares of common stock, 10,398 shares of unvested restricted common stock, and 945,043 unvested restricted stock units. As of March 31, 2007, 31,193 shares of restricted common stock valued at $11.25 per share were held by our executive officers and key employees. During the three months ended March 31, 2007, we issued 86,809 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

As of March 31, 2007, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the “Peak Plan”).  As of March 31, 2007, our employees held options to purchase 15,369 shares of common stock under the Peak Plan, and 85,468 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. Pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), cash flows resulting from the tax benefits in excess of the compensation cost recognized for employee stock options (excess tax benefits) are to be classified as financing cash flows; however, since we have a net operating loss carryforward that is increased by any excess tax benefit, the tax benefit will not be recognized until the deduction actually reduces current taxes payable. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was $4.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years. Recognition of share based payments at fair value reduced income before income taxes and discontinued operations, and net income, for the three months ended March 31, 2007 and March 31, 2006 by $.4 million and $.2 million, respectively. Basic and diluted earnings per share were $0.09 and $0.04 for the three months ended March 31, 2007 and March 31, 2006, respectively.

A summary of option activity under the 2004 Plan, the Director Plan, and the Peak Plan during the three months ended March 31, 2007 is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
Options	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2007	1,492	$7.52	-	-
Granted	418	12.36	-	-
Exercised	(70)	7.48	-	-
Forfeited or expired	(21)	7.52	-	-
Outstanding at March 31, 2007	1,819	$8.62	5 years	$6,785

Exercisable at March 31, 2007	650	$7.42	5 years	$3,206

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our stock. The expected term of options granted is derived using a temporary “shortcut approach” for our “plain vanilla” employee stock options. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $6.31 and $3.44, respectively.

Expected volatility	55.47% - 80.62%
Weighted-average volatility	65.36%
Expected term (in years)	4.75
Risk-free rate	3.02% - 4.66%

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Compensation cost associated with the restricted stock awards granted to employees is recognized over the requisite service period with an offsetting credit to equity; the full fair value of the share-based payment is not recognized until the instrument is vested. A summary of restricted stock activity during the three months ended March 31, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value

Nonvested at January 1, 2007	587	$7.92
Granted	418	$12.36
Vested	(16)	$10.24
Forfeited	(33)	$7.91
Nonvested at March 31, 2007	956	$9.82

The total fair value of restricted shares vested during the three months ended March 31, 2007 was $0.3 million, and $0.3 million for the three months ended March 31, 2006.

(9)  Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. The weighted average number of common shares for the three months ended March 31, 2007 and 2006, include all the common shares that are presently outstanding, common shares to be issued pursuant to our Plan of Reorganization, and the common shares issued as common stock awards. See “Note 8 - Capital Stock.”

The diluted calculation of income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock using the treasury stock method.

(10)  Income Taxes

The provision for income taxes was based upon our estimate of taxable income or loss for each respective accounting period. We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognized as deferred tax assets the future tax benefits from net operating loss (“NOL”) and tax credit carryforwards. A valuation allowance was provided for deferred tax assets as it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The provision for income taxes of $2.4 million for the three months ended March 31, 2007 is based on a combined federal and state effective income tax rate of approximately 35%. This combined effective rate reflects the impact of both permanent differences and the reversal of our valuation allowance on our net deferred tax assets that were generated after our emergence from bankruptcy in February 2002. This rate is subject to change if assumptions relating to the allocation of tax attributes between pre- and post-emergence periods change or if our ability to use our deferred tax assets were to change. The current benefit for income taxes of $0.7 million for the three months ended March 31, 2006 consisted of $1.2 million of IRS refunds received due to NOL carrybacks and $0.5 million of provision for federal and state income taxes based on operations for that period.

In connection with the fresh-start accounting adopted in 2002, our assets and liabilities were recorded at their respective fair values. Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases. In addition, deferred tax assets were recognized for future tax benefits of NOL, capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting.

To the extent management believes the pre-emergence net deferred tax assets will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allowance will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value. During the three months ended March 31, 2007, the fresh-start valuation allowance was reduced by $1.9 million, and remaining intangible assets recorded in fresh-start accounting were reduced accordingly.

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

After considering the reduction in tax attributes resulting from the preliminary calculation of the Section 382 limitation, we have Federal NOL carryforwards of approximately $152.5 million with expiration dates from 2007 through 2026. Various subsidiaries have state NOL carryforwards totaling approximately $75.4 million with expiration dates through the year 2026.

We adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

In addition to the full valuation allowance offsetting our net deferred tax assets, we had unrecognized tax benefits of $18.0 million as of January 1, 2007, the adoption date. If recognized, $9.6 million of these unrecognized tax benefits would impact the effective tax rate. Unrecognized tax benefits are not expected to change significantly over the next twelve months except for a possible increase resulting from our acquisition of Harborside (see “Note 2 - Acquisitions”).

We recognized potential accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. The amount of accrued interest expense related to unrecognized benefits was $3.2 million as of the adoption date.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2003. These jurisdictions can, however, adjust NOL carryforwards from earlier years.

(11)  Other Events

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. In response to a request by the DOJ, Harborside has cooperated with the DOJ’s investigation and has supplied information relating to the matter, which relates to Harborside’s Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither we nor any of our other subsidiaries is a defendant in this litigation. We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion. Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations or financial condition.

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

(c)  Legislation, Regulations and Market Conditions

We are subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, our operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. We believe that we are in substantial compliance with the applicable laws and regulations. However, if we are ever found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, which may have a material adverse impact on our financial position, results of operations and cash flows.

We entered into a Corporate Integrity Agreement (the “CIA”) with the HHS/OIG in July 2001. It became effective on February 28, 2002 and terminated February 28, 2007. Notwithstanding the termination of the CIA, certain obligations under the CIA will continue until HHS/OIG completes its review of our final report under the CIA, which we expect to submit in May 2007.

(12)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

In December 2006, we sold SunPlus, our home health services operations, for a purchase price of $19.3 million (see “Note 5 - Discontinued Operations and Assets and Liabilities Held for Sale”). The home health services and the laboratory and radiology services operations have been reclassified to assets and liabilities held for sale, and pursuant to SFAS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No. 144, their net revenues and net operating income have been reclassified to discontinued operations for all periods presented and is no longer considered a reportable segment.

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these facilities by registered nurses, licensed practical nurses and certified nursing aids.  At March 31, 2007, we operated 141 long-term care facilities (consisting of 118 skilled nursing facilities, 13 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals) with 15,447 licensed beds as compared with 148 long-term care facilities (consisting of 124 skilled nursing facilities, 14 assisted living and independent living facilities, seven mental health facilities, and three specialty acute care hospitals) with 15,923 licensed beds at March 31, 2006.

Rehabilitation Therapy Services: This segment provides primarily physical, occupational and speech services to affiliated and nonaffiliated skilled nursing facilities. At March 31, 2007, this segment provided services to 390 facilities, of which 303 were nonaffiliated and  87 were affiliated, as compared to  439 facilities, of which  346 were nonaffiliated and  93 were affiliated at March 31, 2006.

Medical Staffing Services:  As of March 31, 2007, this segment derived 59.4% of its revenues from hospitals and other providers, 21.5% from skilled nursing facilities, 12.7% from schools and 6.4% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of March 31, 2007, this segment had 30 division offices, which provided temporary therapy, nursing and physician staffing services in major metropolitan areas and two division offices, which specialize in the placement of temporary traveling therapists and one division office specializing in permanent placement of healthcare professionals.

Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

The accounting policies of the segments are the same as those described in the “Note 3 - Summary of Significant Accounting Policies" of our 2006 Form 10-K. We primarily evaluate segment performance based on profit or loss from operations after allocated expenses and before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. We account for intersegment sales and provision of services at estimated market prices.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
March 31, 2007	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$229,135	$20,680	$23,747	$7	$-	$273,569	$11,073

Intersegment revenues	-	10,262	187	-	(10,449)	-	-

Total revenues	229,135	30,942	23,934	7	(10,449)	273,569	11,073

Operating salaries and benefits	111,478	26,048	18,900	-	-	156,426	4,635

Self insurance for workers'
compensation and general and
professional liability insurance	9,786	397	294	87	-	10,564	271

Other operating costs	63,539	1,717	1,806	18	(10,449)	56,631	5,956

General and administrative expenses	5,306	1,257	1,026	12,834	-	20,423	55

Provision for losses on accounts
receivable	2,408	(80)	112	-	-	2,440	83

Segment operating income (loss)	$36,618	$1,603	$1,796	$(12,932)	$-	$27,085	$73

Facility rent expense	14,130	50	199	-	-	14,379	119

Depreciation and amortization	3,199	116	169	436	-	3,920	35

Interest, net	2,480	10	15	(446)	-	2,059	41

Net segment income (loss)	$16,809	$1,427	$1,413	$(12,922)	$-	$6,727	$(122)

Identifiable segment assets	$381,153	$13,211	$34,632	$675,884	$(521,053)	$583,827	$5,835

Segment capital expenditures	$5,857	$794	$97	$397	$-	$7,145	$105

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

Other operating costs include loss on extinguishment of debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Three Months Ended
March 31, 2006	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$215,435	$20,000	$21,318	$3	$-	$256,756	$30,258

Intersegment revenues	-	9,384	129	-	(9,513)	-	-

Total revenues	215,435	29,384	21,447	3	(9,513)	256,756	30,258

Operating salaries and benefits	103,497	25,898	17,525	-	-	146,920	18,004

Self insurance for workers'
compensation and general and
professional liability insurance	11,824	459	294	95	-	12,672	1,023

Other operating costs	61,949	1,853	1,176	-	(9,513)	55,465	8,671

General and administrative expenses	4,309	2,667	895	11,648	-	19,519	304

Provision for losses on accounts
Receivable	1,384	(84)	148	-	-	1,448	499

Segment operating income (loss)	$32,472	$(1,409)	$1,409	$(11,740)	$-	$20,732	$1,757

Facility rent expense	13,118	58	214	-	-	13,390	726

Depreciation and amortization	2,189	89	187	402	-	2,867	382

Interest, net	3,433	(6)	36	904	-	4,367	51

Net segment income (loss)	$13,732	$(1,550)	$972	$(13,046)	$-	$108	$598

Identifiable segment assets	$374,931	$12,608	$35,257	$598,143	$(520,989)	$499,950	$31,183

Segment capital expenditures	$2,460	$61	$127	$351	$-	$2,999	$334

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006

Net segment income	$6,727	108
Loss on sale of assets, net	(7)	(13)
Consolidated income before income taxes and
discontinued operations	$6,720	95

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a nationwide provider, through our subsidiaries, of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 118 skilled nursing facilities, 13 assisted and independent living facilities, seven mental health facilities and three specialty acute care hospitals with 15,447 licensed beds located in 19 states as of March 31, 2007. We also provide, through our subsidiaries, rehabilitation therapy services and temporary medical staffing services to skilled nursing facilities.

In April 2007, we acquired Harborside Healthcare Corporation, which operates 73 skilled nursing facilities, one assisted living facility and one independent living facility, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and refinanced or assumed Harborside’s debt. Harborside’s operations are located in ten states with approximately 9,000 licensed beds, which states overlap or are contiguous to our eastern operating locations.

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the Three Months Ended
Consolidated:	March 31, 2007		March 31, 2006
Sources of Revenues
Medicaid	$102,283	37.4%	$98,945	38.5%
Medicare	74,002	27.1	68,670	26.7
Private pay and other	97,284	35.5	89,141	34.8
Total	$273,569	100.0%	$256,756	100.0%

	For the Three Months Ended
Inpatient Only:	March 31, 2007		March 31, 2006
Sources of Revenues
Medicaid	$102,256	44.6%	$98,914	45.9%
Medicare	72,226	31.5	67,336	31.3
Private pay and other	54,653	23.9	49,185	22.8
Total	$229,135	100.0%	$215,435	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care ("LTC") and hospital facilities for the periods indicated:

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006
LTC	$363.87	$338.03
Hospital	$1,175.37	$1,222.41

The following changes have been implemented, or are either scheduled to be implemented or proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement for skilled nursing facilities and, as a result, our revenues and earnings.

-
The Centers for Medicare and Medicaid Services of the Department of Health and Human Services (“CMS”) issued a 3.1% market basket increase effective for the 2007 Federal fiscal year beginning October 1, 2006. The geographic locations of our centers as well as the second half of a two year phase in of the change from Metropolitan Statistical Areas to Core Based Statistical areas results in an effective increase of 2.5%.

-
Effective January 1, 2006, Medicare Part D became responsible for the drug cost of Medicare and Medicare/Medicaid dually eligible patients. The vast majority of long-term care residents who are Medicaid eligible are also Medicare eligible. Part D requires prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans' service areas that meet performance standards specified by CMS. This program has not had a material impact on our earnings.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC and hospital facilities for the periods indicated:

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006
LTC	$147.86	$141.56
Hospital	$950.00	$899.83

Medicaid outlays are a significant component of state budgets and there have been increased cost containment pressures on Medicaid outlays for nursing homes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

  Thirteen of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid. They include: Alabama, California, Georgia, Massachusetts, Montana, New Hampshire, North Carolina, Ohio, Oklahoma, Tennessee, Utah, Washington, and West Virginia. Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes. Under current rules, the provider tax cannot exceed 5.5% of revenues.

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

Critical Accounting Policies Update

In June 2006, the Financial Accounting Standards Board issued FIN 48.  FIN 48 prescribes a recognition threshold and measurement parameters for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. See "Note 10 - Income Taxes" to our consolidated financial statements for a discussion of the effect upon adoption of FIN 48.

In accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes using enacted tax laws and rates. A valuation allowance is provided on our net deferred tax assets if it is determined that it is more likely than not that the net deferred tax assets will not be realized.

In accordance with SFAS No. 109, Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate requires significant judgments regarding any utilization of deferred tax assets and the reduction in the related valuation allowance. Any reduction in the portion of the valuation allowance that was established in fresh-start accounting when we emerged from bankruptcy in February 2002 will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value. Any reduction in the portion of the valuation allowance that was established after our emergence from bankruptcy will result in a reduction of our income tax expense.

Our effective tax rate is also influenced by the recognition and derecognition of tax positions pursuant to the more likely than not standard established by FIN 48 that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures, can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

   We believe there have been no significant changes, other than accounting for income taxes, during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006

Inpatient Services	$229,135	83.8%	$215,435	83.9%
Rehabilitation Therapy
Services	30,942	11.3	29,384	11.4
Medical Staffing Services	23,934	8.7	21,447	8.4
Corporate	7	-	3	-
Intersegment Eliminations	(10,449)	(3.8)	(9,513)	(3.7)

Total net revenues	$273,569	100.0%	$256,756	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations. The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Inpatient Services	$-	$-
Rehabilitation Therapy Services	10,262	9,384
Medical Staffing Services	187	129
Total intersegment revenue	$10,449	$9,513

The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Inpatient Services	$16,809	$13,732
Rehabilitation Therapy Services	1,427	(1,550)
Medical Staffing Services	1,413	972
Net segment income before Corporate	19,649	13,154
Corporate	(12,922)	(13,046)
Net segment income	$6,727	$108

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table presents the percentage of total net revenues represented by certain items for the periods presented:

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006

Total net revenues	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	57.1	57.3
Self-insurance for workers' compensation and general
and professional liability insurance	3.8	4.9
Operating administrative expenses	2.7	3.1
Other operating costs	20.7	21.6
Facility rent expense	5.3	5.2
General and administrative expenses	4.7	4.5
Depreciation and amortization	1.5	1.1
Provision for losses on accounts receivable	0.9	0.6
Interest, net	0.8	1.7

Total costs and expenses	97.5	100.0

Income before income taxes and discontinued operations	2.5	-
Income tax expense (benefit)	0.9	(0.3)
(Loss) income from discontinued operations	(0.2)	0.1

Net income	1.4%	0.4%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the "Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006" is based, in part, on the financial information presented in "Note 12 - Segment Information" in our consolidated financial statements.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Results of Operations

Net revenue increased $16.8 million, or 6.5%, to $273.6 million for the three months ended March 31, 2007 from $256.8 million for the three months ended March 31, 2006. We reported net income for the three months ended March 31, 2007 of $3.9 million compared to net income of $1.1 million for the three months ended March 31, 2006.

The increase in net revenue for the 2007 period primarily included:

-	$13.7 million of revenue in our Inpatient Services segment;

-	$2.5 million of revenue in our Medical Staffing segment; and

-	$1.6 million of revenue in our Rehabilitation Therapy segment.

The net income of $3.9 million for the 2007 period included:

-	$4.4 million income from continuing operations primarily as a result of higher rates and higher customer base for Inpatient Services;

offset by

-	a $0.4 million loss from discontinued operations, comprised primarily of a loss on disposal of one long term nursing facility disposed during the first quarter.

The net income of $1.1 million for the 2006 period included:

-
$0.1 million of income from continuing operations primarily as a result of improved rate and mix on a same store basis for Inpatient Services, coupled with the Peak operations acquired in December 2005, which improvement was partially offset by the decline in the results from the ancillary business segments in the aggregate, primarily Rehabilitation Therapy Services (as discussed below);

-	a $0.7 million net tax benefit resulting from federal tax refunds; and

-	a $0.3 million net gain on discontinued operations, comprised primarily of residual expenses on divestitures within our Inpatient Services segment and our Laboratory and Radiology Services segment.

Segment Information

Inpatient Services

Net revenues increased $13.7 million, or 6.4%, to $229.1 million for the three months ended March 31, 2007 from $215.4 million for the three months ended March 31, 2006. The increase in net revenues was primarily the result of:

-	a $4.3 million increase in commercial insurance revenues driven by higher rates and higher customer base which drove $3.4 million and $0.9 million of the increase, respectively;

-	an increase of $4.2 million in Medicaid revenues due primarily to improved rates of 4.2%;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $4.1 million in Medicare revenues driven by a 7.6% increase in Medicare Part A rates; and

-	a $1.1 million increase in Medicare Part B revenue.

Operating salaries and benefits expenses increased $8.0 million, or 7.7%, to $111.5 million for the three months ended March 31, 2007 from $103.5 million for the three months ended March 31, 2006. Significant items driving the increase were:

-	wage increases and related benefits and taxes of $4.6 million;

-	an increase of $0.9 million in bonus expense;

-	an increase of $0.9 million in paid time-off, including sick, vacation and holiday;

-	a $0.6 million increase in overtime expenses;

-	an increase of $0.6 million in health insurance costs primarily due to an increase in the number of participants; and

-	a $0.4 million increase in salaries and benefits due to our acquisition of additional hospice operations in 2006.

Self-insurance for workers' compensation and general and professional liability insurance decreased $2.0 million, or 17.2%, to $9.8 million for the three months ended March 31, 2007 as compared to $11.8 million for the three months ended March 31, 2006. The decrease was driven by:

-	a $1.0 million decrease related to general and professional liability insurance costs primarily due to a lower loss experience than expected; and

-	a $1.0 million decrease in workers’ compensation expense driven by a decrease in claims.

Other operating costs increased $1.6 million, or 2.6%, to $63.5 million for the three months ended March 31, 2007 from $61.9 million for the three months ended March 31, 2006. The increase was primarily due to:

-	a $3.3 million increase in therapy, pharmacy, medical supplies and equipment rental expense attributable to the increase in Medicare patient mix; and

-	a $0.3 million increase in repairs and maintenance expense;

offset in part by:

-	a $0.9 million decrease in all other supplies;

-	a $0.5 million decrease in contract nursing labor;

-	a $0.3 million decrease in rebates and cash discounts due to the negotiation of more favorable pricing and payment terms with significant vendors; and

-	a $0.3 million decrease in provider and real estate taxes.

General and administrative expenses increased $1.0 million, or 23.3%, to $5.3 million for the three months ended March 31, 2007 from $4.3 million for the three months ended March 31, 2006. The increase was primarily due to the strategic addition of hospice and clinical reimbursement staff and the filling of open positions.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $1.0 million, or 71.4%, to approximately $2.4 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The increase was primarily due to a slowdown of Medicaid payments due to revised rules associated with Medicaid pending patients.

Facility rent expense of $14.1 million for the three months ended March 31, 2007 increased $1.0 million, or 7.6%, compared to $13.1 million for the three months ended March 31, 2006, primarily due to scheduled rent increases.

Depreciation and amortization increased $1.0 million, or 45.5%, to $3.2 million for the three months ended March 31, 2007 from $2.2 million for the three months ended March 31, 2006. The increase was primarily attributable to the finalization of the property, plant and equipment valuation related to the Peak acquisition.

Net interest expense for the three months ended March 31, 2007 was $2.5 million as compared to $3.4 million for the three months ended March 31, 2006. The decrease of $0.9 million, or 26.5%, was due to the pay down of mortgages, notes payable and industrial revenue bonds.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $1.6 million, or 5.4%, to $31.0 million for the three months ended March 31, 2007 from $29.4 million for the three months ended March 31, 2006. The revenue increase resulted from our renegotiation of certain non-affiliated customer contract rates coupled with our contract portfolio restructuring which included our exiting of certain underperforming contracts.

Other operating costs, including contract labor expenses, decreased $0.2 million, or 10.5%, to $1.7 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006. The decrease was primarily due to a reduction in serviced contracts.

General and administrative expenses, decreased $1.4 million, or 51.9%, to $1.3 million for the three months ended March 31, 2007 from $2.7 million for the three months ended March 31, 2006. The decrease was primarily due to reduction of our labor force in alignment with the adjusted portfolio.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $2.5 million, or 11.7%, to $23.9 million for the three months ended March 31, 2007 from $21.4 million for the three months ended March 31, 2006. The increase was primarily the result of:

-	an increase of $1.7 million attributable to an 8.5% increase in billable hours;

-	an increase of $0.5 million due to an average bill rate per hour increase;

-	an increase of $0.9 million due to placement of therapists in schools;

offset by

-	a decrease of $0.8 million related to disposed offices.

Operating salaries and benefits expenses were $18.9 million for the three months ended March 31, 2007 as compared to $17.5 million for the three months ended March 31, 2006, an increase of $1.4 million, or 8.0%. The increase in operating salaries and benefits is to support the increase in revenue.

Other operating costs increased $0.6 million, or 50.0%, to $1.8 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006. The increase was primarily attributable to lodging stipends and food allowances to be paid as a new form of compensation to help attract new therapists and nurses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

General and administrative expenses were $1.0 million for the three months ended March 31, 2007 as compared to $0.9 million for the three months ended March 31, 2006, an increase of $0.1 million, or 11.1%. The increase is due to additional training and recruitment efforts.

Corporate

General and administrative expenses not directly attributed to segments increased $1.2 million, or 10.3%, to $12.8 million for the three months ended March 31, 2007 from $11.6 million for the three months ended March 31, 2006. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives. As a percent of consolidated revenues, general and administrative expenses were 4.7% for the three months ended March 31, 2007 compared to 4.5% for the three months ended March 31, 2006.

Interest expense

Net interest expense not directly attributed to operating segments decreased $2.3 million, or 52.3%, to $2.1 million for the three months ended March 31, 2007 from $4.4 million for the three months ended March 31, 2006. The decrease was due to the pay down of several existing obligations during the first quarter of 2007.

Liquidity and Capital Resources

For the three months ended March 31, 2007, our net income was $3.9 million. As of March 31, 2007, our working capital was $81.9 million. As of March 31, 2007, we had cash and cash equivalents of $99.7 million, $10.0 million in borrowings and $56.8 million available to us for additional borrowing.

In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside. On April 19, 2007, we completed the acquisition of Harborside effective April 1, 2007. We acquired all the outstanding stock of Harborside and refinanced or assumed Harborside’s debt (which included indebtedness which was incurred to purchase, prior to closing, certain facilities that were leased by Harborside). In connection with the acquisition of Harborside, we entered into the Credit Agreement. The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015, were used to purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the debt of Harborside and replace our Revolving Loan Agreement. The Credit Agreement, which provides for an initial interest rate of LIBOR plus 2%, also will provide funds for previously-exercised options related to the purchase of nine skilled nursing centers, as well as additional liquidity and a letter of credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Credit Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.

Cash flows

During the three months ended March 31, 2007, net cash provided by operating activities increased by $8.7 million as compared to the same period last year. This increase was the result of (i) our year-over-year increase in net income of $2.8 million, (ii) our year-over-year increase in working capital changes of $4.0 million and (iii) a $1.9 million increase in non-cash adjustments to net income, principally related to our book loss on the disposal of certain discontinued operations.

Loan Agreement

In December 2005, we entered into the Revolving Loan Agreement with CapitalSource Finance LLC, as collateral agent, and certain lenders, which amended and restated an existing revolving credit facility. The Revolving Loan Agreement, among other things, provided for up to $100.0 million of borrowing availability. The interest rate on borrowings equals 2.75% plus the greater of (i) 4.31% or (ii) (a) a floating rate equal to LIBOR for one month adjusted daily or (b), at our option, a rate that is fixed for a period of 30, 60 or 90 days equal to LIBOR two days prior to the commencement of such period. The Revolving Loan Agreement was secured by almost all of our assets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

  Availability of amounts under the Revolving Loan Agreement was subject to compliance with financial covenants. Our borrowing availability under the Revolving Loan Agreement was generally limited to up to eighty-five percent (85%) of the value of our accounts receivable that are deemed eligible pursuant to the Revolving Loan Agreement but not to exceed $100.0 million. The defined borrowing base as of March 31, 2007 was $81.4 million, net of specified reserves of $6.4 million. As of March 31, 2007, we had $10.0 million in borrowings outstanding and $56.8 million available to us for additional borrowing.

The Revolving Loan Agreement was terminated on April 19, 2007, when we entered into the Credit Agreement in connection with the acquisition of Harborside. The Credit Agreement, which is secured by substantially all of our assets, provides for $310.0 million in term loans, $55.0 million in delayed draw term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility. Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant. The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.

Debt

Of the $14.2 million current portion of long-term debt as March 31, 2007, $0.8 million represents Clipper debt.

On February 28, 2002, we delivered a promissory note to the federal government as part of our settlement agreement pursuant to our Plan of Reorganization. The remaining $3.0 million payment due under the promissory note was paid in February 2007.

Capital Expenditures

We incurred total net capital expenditures related primarily to improvements at existing facilities, as reflected in the segment reporting, of $7.3 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 (1)	2006 (1)
	(Dollars in thousands)

Fixed rate debt (2)	$4,368	$23,635	$3,377	$11,179	$21,279	$59,200	$123,038	$114,594	$126,728
Rate	7.6%	7.8%	8.1%	8.5%	6.3%	7.3%
Variable rate debt	$10,148	$161	$174	$189	$10,862	$-	$21,534	$19,932	$34,714
Rate	8.1%	8.0%	8.0%	8.0%	8.0%	-%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $50.0 million related to the consolidation of Clipper as of March 31, 2007 and $50.1 million as of December 31, 2006. (See "Note 6 - Variable Interest Entities.")

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Disclosure controls  and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms and is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2007. As discussed in Part II, Item 9A. “Controls and Procedures” of our 2006 Form 10-K, management was informed that the control deficiency related to the accounting for lease escalation clauses constituted a material weakness and that our internal control over financial reporting was therefore not effective as of December 31, 2006. As further discussed in our 2006 Form 10-K, Part II, Item 9A. “Changes to Internal Control over Financial Reporting,” the review process for new and/or modified lease agreements was enhanced by subjecting such agreements to a more thorough and detailed review, thereby remediating the material weakness so that ongoing internal controls are effective. No other change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2006, we agreed with the other parties to the litigation, pursuant to statutory authorization and in order to streamline reaching a decision, that the matter would be referred to a retired judge to adjudicate all aspects of the case. The parties retain all rights of appeal. Discovery and other proceedings pursuant to this referral have commenced and are ongoing.

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. In response to a request by the DOJ, Harborside has cooperated with the DOJ’s investigation and has supplied information relating to the matter, which relates to Harborside’s Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither we nor any of our other subsidiaries is a defendant in this litigation. We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion. Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations or financial condition.

ITEM 1A. RISK FACTORS

In addition to the Risk Factors set forth in “Item 1A - Risk Factors” of our 2006 Form 10-K, we are subject to the following additional risks:

We may not be able to successfully integrate our acquisition of Harborside or realize the potential benefits of the acquisition, which could cause our business to suffer.

In April 2007, we acquired Harborside. We may not be able to combine successfully the operations of Harborside with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of Harborside with our operations will also require significant attention from management, possibly reducing its ability to focus on other operations or other projects. Any delays or increased costs of combining the two companies could adversely affect our operations, financial results and liquidity.

We have incurred a significant amount of debt in connection with the acquisition of Harborside.

We entered into a new Credit Agreement (see “Item 2 - Liquidity and Capital Resources”) in connection with the acquisition of Harborside. The proceeds of the Credit Agreement were principally used to finance the Harborside purchase and to refinance certain of our indebtedness and certain indebtedness of Harborside. As such, we have a significant amount of debt.  Our indebtedness could have important consequences such as: requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt; limiting our ability to fund working capital, capital expenditures, acquisitions and other general corporate requirements; and making us more vulnerable to general adverse economic and industry conditions.

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

May 4, 2007