Form 10-K/A
period 2006-12-31
SUN HEALTHCARE GROUP INC
filed 2007-07-11
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K/A
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

FORM 10-K/A

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
___________________

EXPLANATORY NOTE

Sun Healthcare Group, Inc. (“Sun”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 by deleting its response to Items 7 and 15 contained in its original filing and replacing them

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

with Items 7 and 15 contained herein. The changes to Items 7 and 15 were made to include revisions to Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain footnotes to the consolidated financial statements of Sun in response to a comment letter provided to Sun by the Staff of the Securities and Exchanges Commission. The revisions also include a new footnote to the consolidated financial statements to provide information regarding Sun’s subsidiaries that are guarantors and non-guarantors of Sun’s recently issued Senior Subordinated Notes due 2015.

Sun has repeated the entire Form 10-K for the convenience of the reader but has not updated any of the information in the Form 10-K for events occurring after the date of the Form 10-K, except the addition of the new footnote referred to above.

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

			Number of Beds/Units(1)
State	Total Number of Licensed Beds/Units(1)	Total Number of Facilities	Skilled Nursing	Assisted Living	Independent and Senior Living	Mental Health	Specialty Acute Care
Oklahoma…………..	1,662	12	1,440	162	-	60	-
California…………...	1,501	17	858	-	-	473	170
Colorado……………	1,276	9	1,179	-	97	-	-
Idaho……………….	1,136	10	1,114	-	-	-	22
New Hampshire…….	1,068	9	865	203	-	-	-
New Mexico………..	1,065	12	945	100	20	-	-
Georgia……………..	1,034	9	1,002	32	-	-	-
Massachusetts………	1,022	11	965	-	57	-	-
North Carolina……...	994	8	994	-	-	-	-
Tennessee…………..	919	9	897	22	-	-	-
Alabama……………	783	7	757	26	-	-	-
West Virginia………	739	7	739	-	-	-	-
Montana……………	650	5	538	97	15	-	-
Washington…………	588	6	552	36	-	-	-
Ohio………………...	395	4	395	-	-	-	-
Utah………………...	231	3	204	27	-	-	-
Maryland…………...	177	1	177	-	-	-	-
Arizona……………..	161	1	161	-	-	-	-
Wyoming…………...	46	1	46	-	-	-	-
Total	15,447	141	13,828	705	189	533	192
	=======	======	=======	=====	=======	======	======

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

	Reorganized Company (1)						Predecessor Company (1)
	At or For	At or For	At or For	At or For	At or For		At or For
	The Year	The Year	The Year	The Year	The Ten		The Two
	Ended	Ended	Ended	Ended	Months Ended		Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,		February 28,
	2006(2)	2005(3)	2004(4)	2003(5)	2002(6)		2002(7)

Total net revenues	$1,045,637	$765,782	$700,863	$663,644	$542,393	|	$301,846
Income (loss) before income						|
taxes and discontinued						|
operations	15,419	(2,761)	540	(40,259)	(301,509)	|	1,493,157
Income (loss) from						|
continuing operations	14,688	(1,975)	1,698	(40,924)	(301,919)	|	1,493,010
Income (loss) on discontinued						|
operations	12,430	26,736	(20,325)	41,278	(136,067)	|	(7,639)
Net income (loss)	$27,118	$24,761	$(18,627)	$354	$(437,986)	|	$1,485,371
Basic earnings per						|
common and common						|
equivalent share:						|
Income (loss) from						|
continuing operations	$0.46	$(0.12)	$0.12	$(4.07)	$(30.19)	|	$24.44
Income (loss) from discontinued						|
operations	0.40	1.67	(1.41)	4.11	(13.61)	|	(0.12)
Net income (loss)	$0.86	$1.55	$(1.29)	$0.04	$(43.80)	|	$24.32
Diluted earnings per common						|
and common equivalent						|
share:						|
Income (loss) from						|
continuing operations	$0.46	$(0.12)	$0.12	$(4.07)	$(30.19)	|	$24.44
Income (loss) from discontinued						|
operations	0.39	1.67	(1.40)	4.11	(13.61)	|	(0.12)
Net income (loss)	$0.85	$1.55	$(1.28)	$0.04	$(43.80)	|	$24.32
Weighted average number of						|
common and common						|
equivalent shares:						|
Basic	31,638	16,003	14,456	10,050	10,000	|	61,080
Diluted	31,788	16,003	14,548	10,050	10,000	|	61,080
Working capital (deficit)	$96,245	$(62,786)	$(30,595)	$(57,377)	$(66,412)	|	$69,762
Total assets	$621,423	$512,306	$313,153	$300,398	$475,835	|	$828,416
Long-term debt, including current portion	$172,975	$186,575	$107,182	$78,514	$196,223	|	$190,146
Capital leases, including current portion	$1,190	$11,204	$-	$364	$-	|	$-
Stockholders' equity (deficit)	$144,133	$(2,895)	$(123,380)	$(166,398)	$(187,218)	|	$237,600

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)	On February 28, 2002, we emerged from proceedings under the Bankruptcy Code pursuant to the terms of our Plan of Reorganization.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the years ended December 31 (dollars in thousands):

				As a Percentage of Net Revenues
	2006	2005	2004	2006	2005	2004

Total net revenues	$1,045,637	$765,782	$700,863	100.0%	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	598,516	461,425	418,626	57.2	60.3	59.7
Self-insurance for workers' compensation and general and professional liability insurance	32,694	26,061	20,725	3.1	3.4	3.0
General and administrative expenses	77,842	70,747	65,537	7.5	9.3	9.4
Other operating costs	218,789	147,311	136,780	20.9	19.2	19.5
Facility rent expense	56,734	38,130	36,278	5.4	5.0	5.2
Depreciation and amortization	14,866	8,389	8,192	1.4	1.1	1.2
Provision for losses on accounts receivable	11,124	3,369	4,264	1.1	0.4	0.6
Interest, net	18,506	11,837	8,671	1.8	1.5	1.2
Other expenses	1,147	1,274	1,250	0.1	0.2	0.2
Income (loss) before income taxes and discontinued operations	15,419	(2,761)	540	1.5	(0.4)	0.0
Income tax expense (benefit)	731	(786)	(1,158)	0.1	(0.1)	(0.2)
Income (loss) from continuing operations	14,688	(1,975)	1,698	1.4	(0.3)	0.2
Income (loss) from discontinued operations	12,430	26,736	(20,325)	1.2	3.5	(2.9)
Net income (loss)	$27,118	$24,761	$(18,627)	2.6%	3.2%	(2.7%)

     The following discussion of the "Year Ended December 31, 2006 compared to Year Ended December 31, 2005" and "Year Ended December 31, 2005 compared to Year Ended December 31, 2004" is based on the financial information presented in "Note 16 - Segment Information" in our consolidated financial statements.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Total revenue increased $279.8 million, or 36.5%, to $1,045.6 million for the year ended December 31, 2006 from $765.8 million for the year ended December 31, 2005. The increase in revenue was principally the result of the $264.2 million increase in revenue from our Inpatient Services segment, $238.1 million of which was incremental revenue related to the Peak acquisition. The remainder of the increase in revenue in 2006 resulted from (1) the $15.8 million increase in revenue from our Medical Staffing segment, $9.6 million of which was attributable to acquisitions, and (2) the $2.7 million increase in revenue from our Rehabilitation Therapy segment.

     Operating salaries and benefits expense, excluding workers’ compensation insurance costs, increased $137.1 million or 29.7% to $598.5 million (57.2% of net revenues) for the year ended December 31, 2006 from $461.4 million (60.3% of net revenues) for the year ended December 31, 2005. Approximately $120.0 million of the increase were incremental costs from the Peak acquisition and acquisitions in our Medical Staffing segment. The remaining $17.1 million of the increase principally resulted from wage rate increases.

     Self insurance for workers’ compensation and general and professional liability insurance increased $6.6 million or 25.3% to $32.7 million (3.1% of net revenues) for the year ended December 31, 2006 from $26.1 million (3.4% of net revenues) for the year ended December 31, 2005. Incremental self insurance costs related

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
to acquisitions totaled $12.1 million. These incremental costs were partially offset by changes in our estimated liabilities from previous years of $5.5 million related to improvement in our self insurance claims costs.

     Other operating costs increased $71.5 million or 48.5% to $218.8 million (20.9% of net revenues) for the year ended December 31, 2006 from $147.3 million (19.2% of net revenues) for the year ended December 31, 2005. Incremental other operating costs from the Peak acquisition totaled $64.1 million. The remaining $7.0 million of increase in other operating costs were principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by our increased revenue coupled with (2) increases in utilities and provider and real estate taxes.

     General and administrative expenses increased $7.1 million or 10.0% to $77.8 million (7.5% of net revenues) for the year ended December 31, 2006 from $70.7 million (9.3% of net revenues) for the year ended December 31, 2005. Incremental general and administrative expenses from acquisitions contributed $3.3 million of the increase. The remaining increase of $3.8 million resulted from $1.1 million of stock-based compensation expense recorded with our adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") and $2.7 million of costs incurred for various Company initiatives.

     The provision for losses on accounts receivable increased $7.7 million or 226.5% to $11.1 million (1.1% of net revenues) for the year ended December 31, 2006 from $3.4 million (0.4% of net revenues) for the year ended December 31, 2005. The majority of the increase, $5.5 million, was due to the addition of the Peak facilities. The $5.5 million Peak impact included a $2.8 million provision for accounts receivable that were determined to be unbillable at the date of the Peak acquisition (see “Note 7 - Acquisitions” in our consolidated financial statements). The remaining increase of $2.2 million was driven by a $1.0 million disallowance of previously allowable items under Medicare in our Inpatient Services segment coupled with a $1.2 million increase in the reserves related to the timing of our collections.

     Facility rent expense increased $18.6 million or 48.8% to $56.7 million (5.4% of net revenues) for the year ended December 31, 2006 from $38.1 million (5.0% of net revenues) for the year ended December 31, 2005. Incremental rent expense, primarily resulting from the Peak acquisition, contributed $15.0 million of the increase. In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see “Note 3 - Significant Accounting Policies” in our consolidated financial statements.) The remaining increase of $1.1 million was due to normally scheduled rent increases. Pursuant to Interpretation No. 46 of the Financial Accounting Standards Board, “Consolidation of Variable Interest Entities,” we have eliminated facility rent expense of $3.5 million for 2006 paid to (and have consolidated indebtedness of) nine partnerships and limited liability companies (collectively known as “Clipper”), each of which owns one facility that we operate in New Hampshire, by reason of their status as variable interest entities (see “Note 10 - Variable Interest Entities” in our consolidated financial statements). We expect to eliminate $2.8 million in Clipper rent expense in 2007.

     Depreciation and amortization increased $6.5 million or 77.4% to $14.9 million (1.4% of net revenues) for the year ended December 31, 2006 from $8.4 million (1.1% of net revenues) for the year ended December 31, 2005. The increase was primarily attributable to a $1.4 million cumulative depreciation charge as a result of the finalization of the property, plant and equipment valuation in the third quarter related to the Peak acquisition, in addition to the previously estimated depreciation for the year for the Peak properties, which was an increase of $2.3 million. The remaining increase of $2.8 million was due primarily to additional capital expenditures incurred for facility and information systems improvements in 2006.

     Interest expense increased $6.7 million or 56.8% to $18.5 million (1.8% of net revenues) for the year ended December 31, 2006 from $11.8 million (1.5% of net revenues) for the year ended December 31, 2005, principally due to the assumption of certain debt from the Peak acquisition combined with an increase in our borrowings on our credit facility during 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment information

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.3 million increase in management fee revenue;

offset by

-	a $3.2 million decrease in Medicaid revenue caused by lower customer base due to the improvement in Medicare mix; and

-	a $1.6 million decrease in Medicare part B revenue.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $119.6 million, or 38.7%, to $428.4 million for the year ended December 31, 2006 from $308.8 million for the year ended December 31, 2005. Approximately $112.1 million of the increase was due to the addition of Peak. The remaining increase of $7.5 million was primarily due to:

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

     The provision for losses on accounts receivable increased $6.9 million, or 179.3%, to $10.7 million for the year ended December 31, 2006, from $3.8 million for year ended December 31, 2005, primarily due to the addition of the Peak facilities which caused $5.5 million of the increase, which included a $2.8 million provision for accounts receivable that were determined to be unbillable at the date of the Peak acquisition (see “Note 7 - Acquisitions” in our consolidated financial statements). The remaining increase of $1.4 million was driven by a $1.0 million disallowance of previously allowable items under Medicare and a $0.4 million increase in revenues and timing of collections.

     Facility rent expense of $55.7 million for the year ended December 31, 2006 increased $18.6 million, or 50.3%, compared to the year ended December 31, 2005, primarily due to the addition of the Peak facilities which caused $15.0 million of the increase. In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see “Note 3 - Significant Accounting Policies” in our consolidated financial statements.) The remaining increase of $1.1 million was due to normally scheduled rent increases. Pursuant to Interpretation No. 46 of the Financial Accounting Standards Board, “Consolidation of Variable Interest Entities”, we have eliminated facility rent expense of $3.5 million for 2006 paid to (and have consolidated indebtedness of) the Clipper entities by reason of their status as variable interest entities (see “Note 10 - Variable Interest Entities” in our consolidated financial statements). We expect to eliminate $2.8 million in Clipper rent expense in 2007.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Total revenue increased $64.9 million, or 9.3%, to $765.8 million for the year ended December 31, 2005 from $700.9 million for the year ended December 31, 2004. The increase in revenue was principally the result of the $48.9 million increase in revenue from our Inpatient Services segment, $20.5 million of which was incremental revenue related to our Peak acquisition. The remainder of our increase in revenue in 2005 resulted from (1) a $14.3 million increase in revenue from our Medical Staffing segment, $6.1 million of which was attributable to acquisitions, and (2) the $3.9 million increase in revenue from our Rehabilitation Therapy segment.

     Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $42.8 million or 10.2% to $461.4 million (60.3% of net revenues) for the year ended December 31, 2005 from $418.6 million (59.7% of net revenues) for the year ended December 31, 2004. Approximately $14.9 million of the increase were incremental costs from acquisitions. The remaining $27.9 million of expense increase principally resulted from wage rate increases.

     Self insurance for workers’ compensation and general and professional liability insurance increased $5.4 million or 26.1% to $26.1 million (3.4% of net revenues) for the year ended December 31, 2005 from $20.7 million (3.0% of net revenues) for the year ended December 31, 2004. Incremental self insurance costs related to acquisitions totaled $0.9 million. The remaining $4.5 million increase primarily resulted from increases in our self insurance claims costs when compared to improvements in settlement trends for prior years that were recorded in 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Other operating costs increased $10.5 million or 7.7% to $147.3 million (19.2% of net revenues) for the year ended December 31, 2005 from $136.8 million (19.5% of net revenues) for the year ended December 31, 2004. Incremental other operating costs from the Peak acquisition totaled $6.7 million. The remaining $7.6 million of increase were principally comprised of (1) ancillary cost increases which in turn were driven by our increased revenue coupled with (2) increases in utilities and provider taxes.

     General and administrative expenses increased $5.2 million or 7.9% to $70.7 million (9.3% of net revenues) for the year ended December 31, 2005 from $65.5 million (9.4% of net revenues) for the year ended December 31, 2004. Increases in regional administrative salaries and benefits due to restructurings contributed $2.1 million to this increase. The remaining $3.1 million increase was primarily due to 2004 cost recoveries that did not recur in 2005, travel and meeting expense, and professional and consultant fees related to various improvement initiatives.

     The provision for losses on accounts receivable decreased $0.9 million or 20.9% to $3.4 million (0.4% of net revenues) for the year ended December 31, 2005 from $4.3 million (0.6% of net revenues) for the year ended December 31, 2004. A decrease of $2.2 million was due to improved collections in our Rehabilitation Therapy Services and Medical Staffing Services segments, offset by an increase in our Inpatient Services segment of $1.3 million, $0.8 million of which was due to the addition of the Peak facilities.

     Facility rent expense increased $1.8 million or 5.0% to $38.1 million (5.0% of net revenues) for the year ended December 31, 2005 from $36.3 million (5.2% of net revenues) for the year ended December 31, 2004. Incremental rent expense from the Peak acquisition contributed $1.4 million of the increase. The remaining increase was due to normally scheduled rent increases.

     Depreciation and amortization increased $0.2 million or 2.4% to $8.4 million (1.1% of net revenues) for the year ended December 31, 2005 from $8.2 million (1.2% of net revenues) for the year ended December 31, 2004. The increase was due primarily to additional capital expenditures incurred for facility improvements in 2005 plus the addition of Peak facilities for the month of December 2005.

     Interest expense increased $3.1 million or 35.6% to $11.8 million (1.5% of net revenues) for the year ended December 31, 2005 from $8.7 million (1.2% of net revenues) for the year ended December 31, 2004, principally due to certain debt assumed in the Peak acquisition combined with an increase in our borrowings on our credit facility during 2005.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     In December 2006, we sold 11.5 million shares of our common stock at $11.25 per share in a public offering for net proceeds of $121.7 million. We used the net proceeds to repay amounts outstanding under our Revolving Loan Agreement. The remaining funds are held in a short-term investment, which is classified in our consolidated balance sheet as cash and cash equivalents.

     We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Revolving Loan Agreement and pursuant to the debt financing commitments obtained in connection with the Harborside acquisition will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months. We do not depend on cash flows from discontinued operations to provide for future liquidity.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers compensation reserves and general and professional liability reserves. For both the workers compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods. The foundation for each of these methods is our actual historical reported and/or paid loss

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

data, which is reliably determinable. In cases where our historical data is not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods is an estimate of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported. These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2006, we determined that the previous estimates for workers compensation reserves for accident years prior to 2006 were overstated, based on currently available information, by $4.7 million or approximately 8%. Of that amount, $2.8 million related to continuing operations and $1.9 million related to discontinued operations. While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves. There were no large or unusual settlements during the period. The primary reason for the reduction in prior period’s reserves was more favorable development due to better experience resulting from our risk management programs in our facilities and an overall improvement in our industry’s loss experience.

We also determined during 2006 that the previous estimates for general and professional liabilities reserves for accident years prior to 2006 were overstated, based on currently available information, by $13.0 million or approximately 15%. Of that amount, $8.9 million related to continuing operations and $4.1 million related to discontinued operations. There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year. A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by emergence of fewer than expected incurred but not reported claims. In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

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

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter of 2006 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

components of the operating segment and are reviewed at the division level. For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level. For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at the divisional level, which is one level below our segment level. At December 31, 2006, the Inpatient Services segment was organized into two geographic reporting units or divisions - the East division and the West division. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2006, 2005 or 2004.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, we have not determined the effect that the fair value option, if elected, will have on our financial position or results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

     Management assessed the effectiveness of internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As part of this assessment, management evaluated the controls over the accounting procedures for rent escalation clauses contained in certain of our lease agreements. We use these procedures, among others, to determine the accounting treatment for determining facility rent expense. Notwithstanding previous assumptions that we believed were appropriate to rely upon and despite good faith efforts in determining appropriate accounting policies, we concluded that our previously established lease accounting policies were not correctly applied and our facility rent expense and deferred rent were misstated. Accordingly, we recognized a cumulative effect adjustment to retained earnings of $5.1 million as of January 1, 2006, for understatements of facility rent expense that arose beginning in 2002 and recorded an additional $2.5

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

million of facility rent expense in 2006 to appropriately reflect rent escalator clauses in certain of our lease agreements. As a result of these misstatements, management, including our CEO and CFO, has determined that this control deficiency constituted a “material weakness” as defined in the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” Because of this material weakness, management has concluded that internal control over financial reporting was not effective as of December 31, 2006.

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

10.9(25)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher.

10.10(25)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker.

10.11(11)+	Severance Agreement with Richard L. Peranton dated as of November 1, 2004

10.12(28)+	Form of Stock Option Agreement

10.13(28)+	Form of Stock Unit Agreement

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

14.1(10)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1(28)	Subsidiaries of Sun Healthcare Group, Inc.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

23.1*	Consent of Ernst & Young LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer and Principal Financial and Accounting Officer

_______________

*      Filed herewith.

+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002
(2)	Incorporated by reference from exhibits to our Form 10-K filed on March 29, 2002
(3)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004
(4)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002
(5)	Incorporated by reference from exhibits to our Form 10-Q filed on August 14, 2003
(6)	Incorporated by reference from exhibits to our Form 8-K dated February 28, 2002, as amended on Form 8-K/A
(7)	Incorporated by reference from exhibits to our Form 10-K filed on March 28, 2003
(8)	Incorporated by reference from exhibits to our Form 10-Q filed on May 14, 2003
(9)	Incorporated by reference from exhibits to our Form 10-K filed on March 5, 2004
(10)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004
(11)	Incorporated by reference from exhibits to our Form 8-K filed on November 18, 2004
(12)	Incorporated by reference from exhibits to our Form 8-K filed on December 9, 2004
(13)	Incorporated by reference from Appendix B to our Proxy Statement filed on April 8, 2004
(14)	Incorporated by reference from exhibits to our Form 8-K filed on December 7, 2005
(15)	Incorporated by reference from exhibits to our Form 8-K filed on December 15, 2005
(16)	Incorporated by reference from exhibits to our Form S-8 filed on January 9, 2006
(17)	Incorporated by reference from exhibits to our Form 10-K filed on March 3, 2005
(18)	Incorporated by reference from exhibits to our Form 8-K filed on May 19, 2005
(19)	Incorporated by reference from exhibits to our Form 10-Q filed on November 1, 2005
(20)	Incorporated by reference from exhibits to our Form 8-K filed on November 30, 2005
(21)	Incorporated by reference from exhibits to our Form 8-K filed on March 2, 2006
(22)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006.
(23)	Incorporated by reference from exhibits to our Form 8-K filed on March 2, 2006.
(24)	Incorporated by reference from exhibits to our Form 8-K filed on March 31, 2006.
(25)	Incorporated by reference from exhibits to our Form 8-K filed on October 16, 2006.
(26)	Incorporated by reference from exhibits to our Form 10-K filed on March 10, 2006.
(27)	Incorporated by reference from exhibits to our Form 8-K filed on January 18, 2007.
(28)	Incorporated by reference from exhibits to our Form 10-K filed on March 8, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

July 11, 2007

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2006

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2 to F-4

Consolidated Balance Sheets
As of December 31, 2006 and 2005	F-5 to F-6

Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004	F-7

Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2006, 2005 and 2004	F-8

Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004	F-9

Notes to Consolidated Financial Statements	F-10 to F-52

Supplementary Data (Unaudited) - Quarterly Financial Data	1-3

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

Ernst & Young LLP

Dallas, Texas
March 6, 2007,
except as to Note 18, as to which the date is
July 9, 2007

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). Our report dated March 6, 2007 (except for Note 18, as to which the date is July 9, 2007) expressed an unqualified opinion thereon.

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

(i) Insurance

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

(j)  Stock-Based Compensation

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

DECEMBER 31, 2006

(l)  Discontinued Operations and Assets Held for Sale

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

(m)  Reclassifications

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

(n)  Cumulative Effect Adjustment Pursuant to Adoption of SAB No. 108

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
$164,429

     Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to Peak's net tangible and intangible assets as of December 1, 2005 based upon their estimated fair values using widely accepted valuation techniques. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill. The estimated fair value of our Common Stock issued was based on the $6.26 historic Sun average share price for the period of May 12 through May 16, 2005.

Property and equipment values were based primarily on the cost and market approaches. The approach for owned locations was based upon stabilized net income estimates for each location based upon historical and budgeted income and expense trends for each property. Then a direct capitalization approach was utilized for each location based on its risk profile and market data. The capitalization rates generally ranged from 11% to 14%. The total value was allocated to land, buildings and improvements, and equipment. The land value was

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

based upon comparisons to sales of similar properties. The building and improvements were valued at replacement costs estimated utilizing the Marshall Valuation Service cost guide. Equipment values were determined based on historical costs adjusted to reflect costs as of the acquisition date.

Values for favorable or unfavorable lease intangibles were based on stabilized net income for each leased location based upon historical and budgeted income and expense trends for each property. Market rent was estimated for each location using a coverage ratio technique and then deducted from the stabilized net income to derive a market net income after lease payments. Then a direct capitalization approach was utilized for each location based on its risk profile and market data. The capitalization rates generally ranged from 17% to 20%. These rates are greater than the rates utilized for owned locations above due to differing risk profiles and lessors’ expectation of a premium over owned location returns. The net present value of the above or below market lease in place was added to adjust for the favorable or unfavorable value effect of the lease.

The intangible value for operating licenses in certain states were based upon cost data estimates from market sources for each of those states.

     The valuation was completed during the fourth quarter of 2006. During 2006, we adjusted the purchase price allocation originally estimated in December 2005, to reflect the valuation’s results.

     The final fair values of assets acquired and liabilities, assumed at the date of acquisition, were as follows (in thousands):

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

(8)  Goodwill, Intangible Assets and Long-Lived Assets

(a)  Goodwill

     The following table provides information regarding our goodwill, which is included in the accompanying consolidated balance sheets at December 31, (in thousands):

	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Discontinued Operations	Consolidated
Balance as of
January 1, 2005	$-	$-	$-	$-	$405	$405
Goodwill acquired	75,941	-	4,919	-	-	80,860
Balance as of
December 31, 2005	75,941	-	4,919	-	405	81,265

Goodwill acquired	3,719	-	-	-	-	3,719
Purchase price adjustments for prior year acquisitions	(29,615)	-	128	-	-	(29,487)
Goodwill written off related to sale	-	-	-	-	(405)	(405)
Balance as of December 31, 2006	$50,045	$-	$5,047	$-	$-	$55,092

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

(b)  Intangible Assets

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

(c)  Impairment of Intangible Assets

Goodwill

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter of 2006 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level. For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level. For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at the divisional level, which is one level below our segment level. At December 31, 2006, the Inpatient Services segment was organized into two geographic reporting units or divisions - the East division and the West division. We determine impairment by comparing the net assets of each reporting unit to their respective fair values. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2006, 2005 or 2004.

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

(d)  Impairment of Long-Lived Assets

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

(e)  Long Lived Assets to be Disposed Of

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

(c)  Insurance

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

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers compensation reserves and general and professional liability reserves. For both the workers compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods. The foundation for each of these methods is our actual historical reported and/or paid loss data, which is reliably determinable. In cases where our historical data is not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods is an estimate of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported. These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2006, we determined that the previous estimates for workers compensation reserves for accident years prior to 2006 were overstated, based on currently available information, by $4.7 million or approximately 8%. Of that amount, $2.8 million related to continuing operations and $1.9 million related to discontinued operations. While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves. There were no large or unusual settlements during the period. The primary reason for the reduction in prior period’s reserves was more favorable development due to better experience resulting from our risk management programs in our facilities and an overall improvement in our industry’s loss experience.

We also determined during 2006 that the previous estimates for general and professional liabilities reserves for accident years prior to 2006 were overstated, based on currently available information, by $13.0 million or approximately 15%. Of that amount, $8.9 million related to continuing operations and $4.1 million related to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

discontinued operations. There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year. A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by emergence of fewer than expected incurred but not reported claims. In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

Activity in our insurance reserves as of and for the years ending December 31, 2006, 2005 and 2004 is as follows:

	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2004	$121,700	$69,519	$191,219

Current year provision, continuing operations	20,736	16,489	37,225
Current year provision, discontinued operations	3,016	4,592	7,608
Prior year reserve adjustments, continuing operations	(14,000)	(2,500)	(16,500)
Prior year reserve adjustments, discontinued operations	(400)	3,700)	3,300
Claims paid, continuing operations	(8,194)	(12,683)	(20,877)
Claims paid, discontinued operations	(14,006)	(11,408)	(25,414)
Amounts paid for administrative services and other	(4,149)	(4,910)	(9,059)

Balance as of December 31, 2004	$104,703	$62,799	$167,502

Current year provision, continuing operations	19,490	13,323	32,813
Current year provision, discontinued operations	1,463	2,714	4,177
Prior year reserve adjustments, continuing operations	(7,682)	930	(6,752)
Prior year reserve adjustments, discontinued operations	(15,518)	901	(14,617)
Claims paid, continuing operations	(8,006)	(9,669)	(17,675)
Claims paid, discontinued operations	(11,394)	(7,116)	(18,510)
Amounts paid for administrative services and other	(4,230)	(7,776)	(12,006)
Reserve established through purchase accounting	7,628	-	7,628

Balance as of December 31, 2005	$86,454	$56,106	$142,560

Current year provision, continuing operations	25,858	18,489	44,347
Current year provision, discontinued operations	1,041	1,906	2,947
Prior year reserve adjustments, continuing operations	(8,863)	(2,782)	(11,645)
Prior year reserve adjustments, discontinued operations	(4,137)	(1,918)	(6,055)
Claims paid, continuing operations	(12,025)	(12,744)	(24,769)
Claims paid, discontinued operations	(8,875)	(5,548)	(14,423)
Amounts paid for administrative services and other	(4,375)	(4,470)	(8,845)
Reserve established through purchase accounting	-	2,482	2,482

Balance as of December 31, 2006	$75,078	$51,521	$126,599

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

	For the Year Ended
	December 31, 2005	December 31, 2004

Net income (loss) as reported(1)	$24,761	$(18,627)
Compensation expense	(1,469)	(1,568)
Net income (loss) (pro forma)	$23,292	$(20,195)
Net income (loss) per share:
Basic:
Net income (loss) as reported	$1.55	$(1.29)
Compensation expense	(0.09)	(0.11)
Net income (loss) pro forma	$1.46	$(1.40)
Diluted:
Net income (loss) as reported	$1.55	$(1.28)
Compensation expense	(0.09)	(0.11)
Net income (loss) pro forma	$1.46	$(1.39)

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

     The adoption of SFAS No. 123(R) reduced income before income taxes and discontinued operations, and net income (loss) for the three and twelve months ended December 31, 2006, respectively, by $0.2 million and $1.1

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

million. Basic earnings per share of $0.61 and $0.86, and diluted earnings per share of $0.60 and $0.85 for the three and twelve months ended December 31, 2006, respectively, were not impacted by the adoption of SFAS No. 123(R). Pursuant to SFAS No. 123(R), the cash flows resulting from the tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) should be classified as financing cash flows. However, since we have a net operating loss carryforward that is increased by any excess tax benefit, then the tax benefit is not recognized until the deduction actually reduces current taxes payable. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was $2.6 million, which includes $1.1 million for the Performance Share Awards, and the related weighted-average period over which it is expected to be recognized is approximately 2.50 years.

     A summary of option activity under the 2004 Plan, the Director Plan and the Peak Plan during the year ended December 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,383	$ 7.03
Granted (1)	369	8.17
Exercised	(126)	4.43
Forfeited or expired (2)	(134)	7.13
Outstanding at December 31, 2006	1,492	$ 7.52	6 years	$ (7,624)

Exercisable at December 31, 2006	648	$ 7.37	6 years	$ (3,408)

(1)	Includes 340 performance share awards earned during 2006.
(2)	Includes 14 performance share forfeitures.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

As of and for the
Year Ended
December 31, 2006	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$879,112	$80,623	$85,866	$36	$-	$1,045,637	$105,687

Intersegment revenues	-	38,663	998	-	(39,661)	-	-

Total revenues	879,112	119,286	86,864	36	(39,661)	1,045,637	105,687

Operating salaries and benefits	428,362	100,655	69,499	-	-	598,516	65,215

Self insurance for workers'
compensation and general and
professional liability insurance	30,101	1,390	903	300	-	32,694	(3,100)

Other operating costs	246,697	6,778	4,988	(13)	(39,661)	218,789	31,215

General and administrative expenses	18,764	6,696	2,526	49,856	-	77,842	1,159

Provision for losses on accounts
receivable	10,721	156	247	-	-	11,124	1,656

Segment operating income (loss)	$144,467	$3,611	$8,701	$(50,107)	$-	$106,672	$9,542

Facility rent expense	55,702	219	813	-	-	56,734	2,577

Depreciation and amortization	11,893	365	749	1,859	-	14,866	1,525

Interest, net	13,418	(11)	158	4,941	-	18,506	214

Net segment income (loss)	$63,454	$3,038	$6,981	$(56,907)	$-	$16,566	$5,226

Identifiable segment assets	$383,511	$12,111	$33,453	$702,429	$(521,040)	$610,464	$10,959

Goodwill	$50,045	$-	$5,047	$-	$-	$55,092	$-

Segment capital expenditures	$18,299	$422	$412	$2,857	$-	$21,990	$1,273
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

As of and for the
Year Ended
December 31, 2005	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$614,913	$79,674	$70,534	$661	$-	$765,782	$121,403

Intersegment revenues	-	36,952	613	-	(37,565)	-	-

Total net revenues	614,913	116,626	71,147	661	(37,565)	765,782	121,403

Operating salaries and benefits	308,769	95,866	56,791	(1)	-	461,425	71,931

Self insurance for workers'
compensation and general and
professional liability insurance	23,007	1,736	946	372	-	26,061	(10,440)

Other operating costs (1)	173,277	7,626	4,371	10	(37,565)	147,719	34,176

General and administrative expenses	13,453	7,351	2,748	47,195	-	70,747	1,389

Provision (adjustment) for losses on
accounts receivable	3,839	(691)	221	-	-	3,369	1,639

Segment operating income (loss)	$92,568	$4,738	$6,070	$(46,915)	$-	$56,461	$22,708

Facility rent expense	37,056	336	738	-	-	38,130	2,951

Depreciation and amortization	6,813	234	376	966	-	8,389	1,587

Interest, net	7,344	(17)	49	4,461	-	11,837	323

Net segment income (loss)	$41,355	$4,185	$4,907	$(52,342)	$-	$(1,895)	$17,847

Identifiable segment assets	$364,232	$12,645	$33,773	$591,233	$(520,985)	$480,898	$31,408

Goodwill (2)	$75,941	$-	$4,919	$-	$-	$80,860	$405

Segment capital expenditures	$10,586	$706	$309	$3,541	$-	$15,142	$2,274

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

(2) Inpatient Services goodwill primarily relates to the Peak acquisition, which was accounted for on a preliminary basis. In 2006, 29,615 was reallocated to property and equipment and identifiable intangible assets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

As of and for the
Year Ended
December 31, 2004	Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$566,660	$79,443	$54,713	$47	$-	$700,863	$145,432

Intersegment revenues	(600)	33,310	2,103	(82)	(34,731)	-	-

Total net revenues	566,060	112,753	56,816	(35)	(34,731)	700,863	145,432

Operating salaries and benefits	285,010	89,711	43,918	(13)	-	418,626	88,891

Self insurance for workers'
compensation and general and
professional liability insurance	18,975	681	885	184	-	20,725	10,908

Other operating costs (1)	156,114	7,650	4,329	24	(34,731)	133,386	45,929

General and administrative expenses	11,895	6,398	3,140	44,104	-	65,537	1,687

Provision for losses on accounts
Receivable	2,526	1,398	340	-	-	4,264	7,637

Segment operating income (loss)	$91,540	$6,915	$4,204	$(44,334)	$-	$58,325	$(9,620)

Facility rent expense	35,071	372	826	9	-	36,278	3,778

Depreciation and amortization	7,153	242	183	614	-	8,192	1,418

Interest, net	5,139	15	(10)	3,527	-	8,671	189

Net segment income (loss)	$44,177	$6,286	$3,205	$(48,484)	$-	$5,184	$(15,005)

Identifiable segment assets	$176,133	$18,444	$10,726	$447,105	$(366,759)	$285,649	$27,504

Goodwill	$-	$-	$-	$-	$-	$-	$405

Segment capital expenditures	$8,373	$202	$40	$2,738	$-	$11,353	$1,537

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

(18) Summarized Consolidating Information

In connection with the Company's offering of the 9 1/8% Senior Subordinated Notes in April 2007, certain subsidiaries of the Company and substantially all of Harborside Healthcare Corporation and its subsidiaries (the "Guarantors") have, jointly and severally, unconditionally guaranteed the 9 1/8% Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the 9 1/8% Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company (the "Parent"), the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the 9 1/8% Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors. Current and deferred taxes are provided for by the Parent. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$119,810	$11,337	$788	$-	$131,935
Restricted cash	27,335	4,571	846	-	32,752
Accounts receivable, net	-	116,710	381	-	117,091
Other receivables, net	261	835	1,115	-	2,211
Inventories, net	-	4,808	-	-	4,808
Prepaid expenses	1,856	1,374	75	-	3,305
Assets held for sale	897	4,614	1,661	-	7,172
Total current assets	150,159	144,249	4,866	-	299,274
Property and equipment, net	6,508	157,310	53,726	-	217,544
Intangible assets, net	1,876	10,509	1,306	-	13,691
Goodwill, net	(3,834)	58,926	-	-	55,092
Restricted cash, non-current	25,977	3,106	-	-	29,083
Other assets, net	2,329	(9,165)	(7,340)	20,915	6,739
Investment in subsidiaries	98,180	-	-	(98,180)	-
Total assets	$281,195	$364,935	$52,558	$(77,265)	$621,423

Current liabilities:
Accounts payable	$12,350	$29,854	$1,196	$-	$43,400
Accrued compensation and benefits	8,561	33,025	1,137	-	42,723
Accrued self-insurance obligations, current	(3,345)	45,225	6,809	-	48,689
Income taxes payable	8,848	(1)	(48)	-	8,799
Liabilities held for sale	-	825	847	-	1,672
Other accrued liabilities	4,356	23,438	5,942	-	33,736
Current portion of long-term debt	3,696	18,861	959	-	23,516
Capital leases, current	189	305	-	-	494
Total current liabilities	34,655	151,532	16,842	-	203,029
Accrued self-insurance obligations, net of current	35,141	45,989	429	-	81,559
Long-term debt, net of current	16,707	78,308	54,444	-	149,459
Capital leases, net of current	278	418	-	-	696
Unfavorable lease obligations, net	-	21,409	(7,986)	-	13,423
Intercompany balances	47,559	(47,060)	(21,414)	20,915	-
Other long-term liabilities	2,722	17,110	9,292	-	29,124
Total liabilities	137,062	267,706	51,607	20,915	477,290

Stockholders’ equity:
Common stock	429	-	-	-	429
Additional paid-in capital	553,275	-	-	-	553,275
Accumulated deficit	(409,480)	97,229	951	(98,180)	(409,480)
Less: common stock held in treasury	(91)	-	-	-	(91)
Total stockholders' equity (deficit)	144,133	97,229	951	(98,180)	144,133
Total liabilities and stockholders' equity (deficit)	$281,195	$364,935	$52,558	$(77,265)	$621,423

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$5,352	$10,486	$803	$-	$16,641
Restricted cash	20,306	3,614	1,222	-	25,142
Accounts receivable, net	-	111,754	11,885	-	123,639
Other receivables, net	286	817	1,326	-	2,429
Inventories, net	5	4,844	206	-	5,055
Prepaid expenses	1,941	4,088	385	-	6,414
Assets held for sale	1,897	-	-	-	1,897
Total current assets	29,787	135,603	15,827	-	181,217
Property and equipment, net	5,823	124,123	57,788	-	187,734
Intangible assets, net	6,148	12,185	1,002	-	19,335
Goodwill, net	(3,834)	84,694	405	-	81,265
Restricted cash, non-current	32,076	3,441	-	-	35,517
Other assets, net	1,631	(8,356)	(6,952)	20,915	7,238
Investment in subsidiaries	13,999	-	-	(13,999)	-
Total assets	$85,630	$351,690	$68,070	$6,916	$512,306

Current liabilities:
Accounts payable	$16,341	$25,919	$2,855	$-	$45,115
Accrued compensation and benefits	5,485	33,118	3,790	-	42,393
Accrued self-insurance obligations, current	(11,353)	39,808	8,783	-	37,238
Income taxes payable	10,494	(1)	-	-	10,493
Other accrued liabilities	9,341	23,348	9,219	-	41,908
Current portion of long-term debt	3,653	17,350	34,649	-	55,652
Capital leases, current	-	11,204	-	-	11,204
Total current liabilities	33,961	150,746	59,296	-	244,003
Accrued self-insurance obligations, net of current	49,910	59,614	429	-	109,953
Long-term debt, net of current	21,096	88,622	21,205	-	130,923
Unfavorable lease obligations, net	-	21,436	(9,982)	-	11,454
Intercompany balances	(20,915)	-	-	20,915	-
Other long-term liabilities	4,473	4,613	9,782	-	18,868
Total liabilities	88,525	325,031	80,730	20,915	515,201

Stockholders’ equity:
Common stock	311	-	-	-	311
Additional paid-in capital	428,383	-	-	-	428,383
Accumulated deficit	(431,498)	26,659	(12,660)	(13,999)	(431,498)
Less: common stock held in treasury	(91)	-	-	-	(91)
Total stockholders' equity (deficit)	(2,895)	26,659	(12,660)	(13,999)	(2,895)
Total liabilities and stockholders' equity (deficit)	$85,630	$351,690	$68,070	$6,916	$512,306

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$36	$1,076,803	$8,459	$(39,661)	$1,045,637
Costs and expenses:
Operating salaries and benefits	-	594,157	4,359	-	598,516
Self insurance for workers’ compensation and general and professional liability insurance	292	32,205	197	-	32,694
Other operating costs	-	256,453	1,997	(39,661)	218,789
Facility rent expense	-	60,253	(3,519)	-	56,734
General and administrative expenses(1)	49,307	28,517	18	-	77,842
Depreciation and amortization	1,858	11,337	1,671	-	14,866
Provision for losses on accounts receivable	-	11,056	68	-	11,124
Interest, net	4,946	9,029	4,531	-	18,506
Loss on contract or lease termination	-	975	-	-	975
(Gain) loss on sale of assets, net	(71)	235	8	-	172
Income from investment in subsidiaries	(84,181)	-	-	84,181	-
Total costs and expenses	(27,849)	1,004,217	9,330	44,520	1,030,218

Income (loss) before income taxes and discontinued operations	27,885	72,586	(871)	(84,181)	15,419
Income tax expense	731	-	-	-	731
Income (loss) from continuing operations	27,154	72,586	(871)	(84,181)	14,688

Discontinued operations:
Income from discontinued operations, net	2	1,386	3,838	-	5,226
(Loss) gain on disposal of discontinued operations, net	(38)	(3,402)	10,644	-	7,204
(Loss) income on discontinued operations, net	(36)	(2,016)	14,482	-	12,430

Net income	$27,118	$70,570	$13,611	$(84,181)	$27,118

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$661	$794,323	$8,392	$(37,594)	$765,782
Costs and expenses:
Operating salaries and benefits	-	457,648	3,777	-	461,425
Self insurance for workers’ compensation and general and professional liability insurance	364	25,339	358	-	26,061
Other operating costs	-	182,744	2,161	(37,594)	147,311
Facility rent expense	-	41,643	(3,513)	-	38,130
General and administrative expenses(1)	46,574	24,170	3	-	70,747
Depreciation and amortization	965	5,923	1,501	-	8,389
Provision for losses on accounts receivable	-	3,330	39	-	3,369
Interest, net	4,470	3,012	4,355	-	11,837
Loss on asset impairment	-	361	-	-	361
Restructuring costs, net	122	-	-	-	122
Loss (gain) on sale of assets, net	1,018	180	(815)	-	383
Loss on extinguishment of debt, net	-	-	408	-	408
Income from investment in subsidiaries	(69,472)	-	-	69,472	-
Total costs and expenses	(15,959)	744,350	8,274	31,878	768,543

Income (loss) before income taxes and discontinued operations	16,620	49,973	118	(69,472)	(2,761)
Income tax expense	(786)	-	-	-	(786)
Income (loss) from continuing operations	17,406	49,973	118	(69,472)	(1,975)

Discontinued operations:
Income from discontinued operations, net	-	396	17,451	-	17,847
Gain on disposal of discontinued operations, net	7,355	824	710	-	8,889
Income on discontinued operations, net	7,355	1,220	18,161	-	26,736

Net income	$24,761	$51,193	$18,279	$(69,472)	$24,761

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$47	$729,324	$6,751	$(35,259)	$700,863
Costs and expenses:
Operating salaries and benefits	-	415,415	3,211	-	418,626
Self insurance for workers’ compensation and general and professional liability insurance	165	20,120	440	-	20,725
Other operating costs	2	169,973	2,064	(35,259)	136,780
Facility rent expense	-	38,248	(1,970)	-	36,278
General and administrative expenses(1)	42,435	23,097	5	-	65,537
Depreciation and amortization	612	6,699	881	-	8,192
Provision for losses on accounts receivable	-	4,240	24	-	4,264
Interest, net	3,573	2,472	2,626	-	8,671
Loss on asset impairment	-	1,028	-	-	1,028
Restructuring costs, net	1,972	-	-	-	1,972
Loss on contract or lease termination	-	150	-	-	150
Loss (gain) on sale of assets, net	1,341	(120)	273	-	1,494
(Gain) loss on extinguishment of debt, net	-	(3,734)	340	-	(3,394)
Income from investment in subsidiaries	(31,462)	-	-	31,462	-
Total costs and expenses	18,638	677,588	7,894	(3,797)	700,323

(Loss) income before income taxes and discontinued operations	(18,591)	51,736	(1,143)	(31,462)	540
Income tax expense	(1,158)	-	-	-	(1,158)
(Loss) income from continuing operations	(17,433)	51,736	(1,143)	(31,462)	1,698

Discontinued operations:
Loss from discontinued operations, net	-	(3,783)	(11,222)	-	(15,005)
Loss on disposal of discontinued operations, net	(1,194)	(931)	(3,195)	-	(5,320)
(Loss) income on discontinued operations, net	(1,194)	(4,714)	(14,417)	-	(20,325)

Net (loss) income	$(18,627)	$47,022	$(15,560)	$(31,462)	$(18,627)

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(21,182)	$29,850	$1,151	$-	$9,819

Cash flows from investing activities:
Capital expenditures, net	(2,721)	(18,842)	(595)	-	(22,158)
Proceeds from sale of assets held for sale	20,469	1,540	-	-	22,009
Acquisitions	-	(3,356)	-	-	(3,356)
Insurance proceeds received	150	-	-	-	150
Net proceeds from sale leaseback	-	838	-	-	838
Net cash provided by (used for) investing activities	17,898	(19,820)	(595)	-	(2,517)

Cash flows from financing activities:
Net repayments under Revolving Loan Agreement	(693)	-	-	-	(693)
Long-term debt borrowings	-	11,636	34,300	-	45,936
Long-term debt repayments	(3,651)	(19,952)	(34,637)	-	(58,240)
Principal payments under capital lease obligation	(154)	(863)	(87)	-	(1,104)
Net proceeds from issuance of common stock	121,741	-	-	-	121,741
Distribution of partnership equity	-	-	(147)	-	(147)
Net proceeds from issuance of common stock from the exercise of employee stock options	499	-	-	-	499
Net cash provided by (used for) financing activities	117,742	(9,179)	(571)	-	107,992
Net increase (decrease) in cash and cash equivalents	114,458	851	(15)	-	115,294
Cash and cash equivalents at beginning of period	5,352	10,486	803	-	16,641
Cash and cash equivalents at end of period	$119,810	$11,337	$788	$-	$131,935

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(43,189)	$32,294	$2,582	$-	$(8,313)

Cash flows from investing activities:
Capital expenditures	(3,539)	(12,117)	(1,760)	-	(17,416)
Proceeds from sale of assets held for sale	2,157	8,585	-	-	10,742
Acquisitions	-	(17,698)	(118)	-	(17,816)
Repayment of long-term notes receivable	-	-	237	-	237
Net cash used for investing activities	(1,382)	(21,230)	(1,641)	-	(24,253)

Cash flows from financing activities:
Net repayments under Revolving Loan Agreement	(233)	-	-	-	(233)
Long-term debt borrowings	-	5,428	5,572	-	11,000
Long-term debt repayments	(2,722)	(10,285)	(6,488)	-	(19,495)
Net proceeds from issuance of common stock	38,428	-	-	-	38,428
Distribution of partnership equity	-	-	(327)	-	(327)
Net cash provided by (used for) financing activities	35,473	(4,857)	(1,243)	-	29,373
Net (decrease) increase in cash and cash equivalents	(9,098)	6,207	(302)	-	(3,193)
Cash and cash equivalents at beginning of period	14,450	4,279	1,105	-	19,834
Cash and cash equivalents at end of period	$5,352	$10,486	$803	$-	$16,641

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(38,176)	$10,124	$1,811	$-	$(26,241)

Cash flows from investing activities:
Capital expenditures, net	(2,781)	(8,871)	(1,238)	-	(12,890)
Proceeds from sale of assets held for sale	1,857	-	-	-	1,857
Acquisitions, net	-	(700)	-	-	(700)
Repayment of long-term notes receivable	-	147	-	-	147
Net cash used for investing activities	(924)	(9,424)	(1,238)	-	(11,586)

Cash flows from financing activities:
Net borrowings (repayments) under Revolving Loan Agreement	(13,091)	600	-	-	(12,491)
Long-term debt repayments	(1,551)	(4,880)	(296)	-	(6,727)
Net proceeds from issuance of common stock	52,266	-	-	-	52,266
Distribution of partnership equity	-	-	(961)	-	(961)
Net cash provided by (used for) financing activities	37,624	(4,280)	(1,257)	-	32,087
Net decrease in cash and cash equivalents	(1,476)	(3,580)	(684)	-	(5,740)
Cash and cash equivalents at beginning of period	15,926	7,859	1,789	-	25,574
Cash and cash equivalents at end of period	$14,450	$4,279	$1,105	$-	$19,834

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

2

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Charged to	Deductions	End of
Description	of Period	Expenses(1)	Other Accounts	Other(2)	Period
Year ended December 31, 2006
Allowance for doubtful accounts	$29,384	$12,763	$-	$(17,281)	$24,866
Other receivable reserve	$2,909	$17	$138	$-	$3,064

Year ended December 31, 2005:
Allowance for doubtful accounts	$40,293	$5,009	$-	$(15,918)	$29,384
Other receivable reserve	$5,739	$-	$-	$(2,830)	$2,909

Year ended December 31, 2004:
Allowance for doubtful accounts	$67,108	$11,901	$-	$(38,716)	$40,293
Other receivable reserve (3)	$7,245	$-	$4,685	$(6,191)	$5,739

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