Form 10-Q/A
period 2007-03-31
SUN HEALTHCARE GROUP INC
filed 2007-07-30
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No 

     As of May 2, 2007, there were 42,941,574 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	4-5
	As of March 31, 2007 (unaudited)
	As of December 31, 2006

	Consolidated Statements of Operations	6
	For the three months ended March 31, 2007 and 2006 (unaudited)

	Consolidated Statements of Cash Flows	7
	For the three months ended March 31, 2007 and 2006 (unaudited)

	Notes to Consolidated Financial Statements	8-28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	40

Signature		40

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q/A (this "10-Q/A") contains "forward-looking" information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act").  All statements regarding our expected future financial position, results of operations, cash flows (including our ability to continue to generate positive cash flows from operations), our integration of the operations of Harborside Healthcare Corporation, indebtedness, lease obligations and liquidity, financing plans, business strategies, budgets, estimates of critical accounting policies, projected costs and capital expenditures, competitive position, growth opportunities, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs and the impact of regulatory initiatives that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

We caution investors that any forward-looking statements made by us are not guarantees of future performance.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors described in our 2006 Annual Report on Form 10-K/A (see "Item 1A - Risk Factors") and Part II, Item 1A herein and other factors that are unknown to us or may be beyond our control.  Such risks should be carefully considered before any investment is made in our securities.  Given these risks and other uncertainties, we can give no assurances that any of the events or circumstances described in our forward-looking statements will in fact transpire, or that the impact of such events or circumstances will be material to our business and financial condition.  Therefore undue reliance should not be placed on such forward-looking statements.
___________________

Sun Healthcare Group, Inc. (“Sun”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by deleting its response to Item 1 and Item 2 contained in its original filing and replacing them with Item 1 and Item 2 contained herein.  The changes to Item 1 and Item 2 were made to include revisions to Management’s Discussion and

Analysis of Financial Condition and Results of Operations and certain footnotes to the consolidated financial statements of Sun in response to a comment letter on Sun’s 2006 Form 10-K provided to Sun by the Staff of the Securities and Exchange Commission.  The revisions also include a new footnote to the consolidated financial statements to provide information regarding Sun’s subsidiaries that are guarantors and non-guarantors of Sun’s recently issued Senior Subordinated Notes due 2015.

Sun has repeated the entire Form 10-Q for the convenience of the reader but has not updated any of the information in the Form 10-Q for events occurring after the date of the Form 10-Q, except the addition of the new footnote referred to above.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the
	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
		(Note 1)

Total net revenues	$273,569	$256,756
Costs and expenses:
Operating salaries and benefits	156,426	146,920
Self-insurance for workers' compensation and general and
professional liability insurance	10,564	12,672
Operating administrative expenses	7,591	7,874
Other operating costs	56,612	55,465
Facility rent expense	14,379	13,390
General and administrative expenses	12,832	11,645
Depreciation and amortization	3,920	2,867
Provision for losses on accounts receivable	2,440	1,448
Interest, net of interest income of $1,188 and $166, respectively	2,059	4,367
Loss on extinguishment of debt, net	19	-
Loss on sale of assets, net	7	13
Total costs and expenses	266,849	256,661

Income before income taxes and discontinued operations	6,720	95
Income tax expense (benefit)	2,368	(727)
Income from continuing operations	4,352	822

Discontinued operations:
(Loss) income from discontinued operations, net of related taxes	(79)	383
Loss on disposal of discontinued operations, net of related taxes	(350)	(66)
(Loss) income from discontinued operations, net	(429)	317

Net income	$3,923	$1,139

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.10	$0.03
(Loss) income from discontinued operations, net	(0.01)	0.01
Net income	$0.09	$0.04

Diluted earnings per common and common equivalent share:
Loss from continuing operations	$0.10	$0.03
(Loss) income from discontinued operations, net	(0.01)	0.01
Net income	$0.09	$0.04

Weighted average number of common and common
equivalent shares outstanding:
Basic	42,908	31,174
Diluted	44,029	31,228

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at March 31, 2007, and the consolidated results of our operations and cash flows for the three-month periods ended March 31, 2007 and 2006, respectively.  We believe that all adjustments are of a normal and recurring nature with the exception of certain purchase accounting adjustments made in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) (see “Note 2 – Acquisitions”). These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”).

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

Significant Accounting Policy – Income Taxes

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

Reclassifications and Adjustments

Certain reclassifications of assets, liabilities, income and expense have been made to the prior period financial statements to conform to the 2007 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2006 (see “Note 5 – Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

As discussed in our 2006 Form 10-K/A, we recorded a $2.5 million non-cash charge to pre-tax earnings for the twelve months ended December 31, 2006, to account for certain lease rate escalation clauses pursuant to the adoption of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”).  Consistent with the requirements of SAB 108, this adjustment has been allocated to the appropriate 2006 quarter in the accompanying consolidated financial statements.

(2)  Acquisitions

Harborside

In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), a privately-held healthcare company based in Boston, Massachusetts that operates 73 skilled nursing facilities, one assisted living facility and one independent living facility with approximately 9,000 licensed beds in ten states. On April 19, 2007, we completed the acquisition of Harborside effective April 1, 2007.  In connection with the acquisition of Harborside, we entered into a $485.0 million new senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”). The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015, were used to purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the debt of Harborside and replace our prior revolving credit facility. The Credit Agreement, which provides for an initial interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2%, also will provide funds for previously-exercised options related to the purchase of nine skilled nursing centers, as well as additional liquidity and a letter of credit facility.  See “Note 3 – Loan Agreements.”

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

(4)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2007	December 31, 2006

Revolving loan agreement	$10,000	$10,000
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.5% to 10.8%, collateralized by various facilities (1)(2)	133,178	153,627
Capital leases (3)	1,394	1,190
Industrial revenue bonds	-	4,655
Other long-term debt	-	4,693
Total long-term obligations	144,572	174,165
Less amounts due within one year	(14,219)	(24,010)
Long-term obligations, net of current portion	$130,353	$150,155

(1)	Includes fair value premium of $0.3 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005.
(2)	Includes $50.0 million and $50.1 million related to the consolidation of Clipper as of March 31, 2007 and December 31, 2006, respectively (see “Note 6 - Variable Interest Entities”).
(3)	Excludes $0.8 million reclassified to liabilities held for sale (See “Note 5 – Discontinued Operations and Assets and Liabilities Held for Sale”).

The scheduled or expected maturities of long-term debt, excluding premiums, as of March 31, 2007, were as follows (in thousands):

2008	$14,219
2009	23,796
2010	3,551
2011	11,368
2012	32,141
Thereafter	59,200
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

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the
	Three Months Ended
	March 31, 2007
	Inpatient	Pharmaceutical	Laboratory/	Home
	Services	Services	Radiology	Health	Other	Total

Net operating revenues	$2,815	$-	$4,120	$-	$4,139	$11,074

(Loss) income from discontinued
operations, net(1)	$(425)	$16	$236	$5	$89	$(79)
(Loss) gain on disposal of
discontinued operations, net(2)	(376)	(14)	-	41	(1)	(350)
(Loss) income on discontinued
operations, net	$(801)	$2	$236	$46	$88	$(429)

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
operations, net(1)
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Activity in our insurance reserves as of and for the three months ending March 31, 2007 and 2006 is as follows:

	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2006	$86,454	$56,106	$142,560

Current year provision, continuing operations	7,433	5,239	12,672
Current year provision, discontinued operations	346	677	1,023
Claims paid, continuing operations	(2,364)	(1,896)	(4,260)
Claims paid, discontinued operations	(2,657)	(751)	(3,408)
Amounts paid for administrative services and other	(546)	(1,634)	(2,180)

Balance as of March 31, 2006	$88,666	$57,741	$146,407

Balance as of January 1, 2007	$75,078	$51,521	$126,599

Current year provision, continuing operations	6,432	4,132	10,564
Current year provision, discontinued operations	108	162	270
Claims paid, continuing operations	(1,849)	(2,276)	(4,125)
Claims paid, discontinued operations	(2,938)	(1,172)	(4,110)
Amounts paid for administrative services and other	(1,964)	(1,060)	(3,024)

Balance as of March 31, 2007	$74,867	$51,307	$126,174

A summary of the assets and liabilities related to insurance risks at March 31, 2007 and December 31, 2006 is as indicated (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2007				December 31, 2006
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,363	$17,807	$21,170	|	$4,311	$21,073	$25,384
Non-current	-	29,923	29,923	|	-	25,977	25,977
Total	$3,363	$47,730	$51,093	|	$4,311	$47,050	$51,361
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$19,957	$17,096	$37,053	|	$23,967	$21,073	$45,040
Non-current	54,910	34,211	89,121	|	51,111	30,448	81,559
Total	$74,867	$51,307	$126,174	|	$75,078	$51,521	$126,599

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

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. Pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), cash flows resulting from the tax benefits in excess of the compensation cost recognized for employee stock options (excess tax benefits) are to be classified as financing cash flows; however, since we have a net operating loss carryforward that is increased by any excess tax benefit, the tax benefit will not be recognized until the deduction actually reduces current taxes payable. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was $4.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years. Recognition of share based payments at fair value reduced income before income taxes and discontinued operations, and net income, for the three months ended March 31, 2007 and March 31, 2006 by $0.4 million and $0.2 million, respectively. Basic and diluted earnings per share were $0.09 and $0.04 for the three months ended March 31, 2007 and March 31, 2006, respectively.

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

In addition to the full valuation allowance offsetting our net deferred tax assets, we had unrecognized tax benefits of $18.0 million as of January 1, 2007, the adoption date.  If recognized, $9.6 million of these unrecognized tax benefits would impact the effective tax rate.  Unrecognized tax benefits are not expected to change significantly over the next twelve months except for a possible increase resulting from our acquisition of Harborside (see “Note 2 – Acquisitions”).

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

In December 2006, we sold SunPlus, our home health services operations, for a purchase price of $19.3 million (see “Note 5 – Discontinued Operations and Assets and Liabilities Held for Sale”).  The home health services and the laboratory

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and radiology services operations have been reclassified to assets and liabilities held for sale, and pursuant to SFAS No. 144, their net revenues and net operating income have been reclassified to discontinued operations for all periods presented and is no longer considered a reportable segment.

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

The accounting policies of the segments are the same as those described in the “Note 3 - Summary of Significant Accounting Policies" of our 2006 Form 10-K/A.  We primarily evaluate segment performance based on profit or loss from operations after allocated expenses and before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. We account for intersegment sales and provision of services at estimated market prices.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
March 31, 2007			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$229,135	$20,680	$23,747	$7	$-	$273,569	$11,073

Intersegment revenues	-	10,262	187	-	(10,449)	-	-

Total revenues	229,135	30,942	23,934	7	(10,449)	273,569	11,073

Operating salaries and benefits	111,478	26,048	18,900	-	-	156,426	4,635

Self insurance for workers'
compensation and general and
professional liability insurance	9,786	397	294	87	-	10,564	271

Other operating costs	63,539	1,717	1,806	18	(10,449)	56,631	5,956

General and administrative expenses	5,306	1,257	1,026	12,834	-	20,423	55

Provision for losses on accounts
receivable	2,408	(80)	112	-	-	2,440	83

Segment operating income (loss)	$36,618	$1,603	$1,796	$(12,932)	$-	$27,085	$73

Facility rent expense	14,130	50	199	-	-	14,379	119

Depreciation and amortization	3,199	116	169	436	-	3,920	35

Interest, net	2,480	10	15	(446)	-	2,059	41

Net segment income (loss)	$16,809	$1,427	$1,413	$(12,922)	$-	$6,727	$(122)

Identifiable segment assets	$381,153	$13,211	$34,632	$675,884	$(521,053)	$583,827	$5,835

Goodwill	$50,045	$-	$4,560	$-	$-	$54,605	$-

Segment capital expenditures	$5,857	$794	$97	$397	$-	$7,145	$105
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Three Months Ended
March 31, 2006			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$215,435	$20,000	$21,318	$3	$-	$256,756	$30,258

Intersegment revenues	-	9,384	129	-	(9,513)	-	-

Total revenues	215,435	29,384	21,447	3	(9,513)	256,756	30,258

Operating salaries and benefits	103,497	25,898	17,525	-	-	146,920	18,004

Self insurance for workers'
compensation and general and
professional liability insurance	11,824	459	294	95	-	12,672	1,023

Other operating costs	61,949	1,853	1,176	-	(9,513)	55,465	8,671

General and administrative expenses	4,309	2,667	895	11,648	-	19,519	304

Provision for losses on accounts
Receivable	1,384	(84)	148	-	-	1,448	499

Segment operating income (loss)	$32,472	$(1,409)	$1,409	$(11,740)	$-	$20,732	$1,757

Facility rent expense	13,118	58	214	-	-	13,390	726

Depreciation and amortization	2,189	89	187	402	-	2,867	382

Interest, net	3,433	(6)	36	904	-	4,367	51

Net segment income (loss)	$13,732	$(1,550)	$972	$(13,046)	$-	$108	$598

Identifiable segment assets	$374,931	$12,608	$35,257	$598,143	$(520,989)	$499,950	$31,183

Goodwill	$76,736	$-	$5,047	$-	$-	$81,783	$405

Segment capital expenditures	$2,460	$61	$127	$351	$-	$2,999	$334
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

(13) Summarized Consolidating Information

In connection with the Company's offering of the 9 1/8% Senior Subordinated Notes (the “Notes) in April 2007, certain subsidiaries of the Company and substantially all of Harborside Healthcare Corporation and its subsidiaries (the "Guarantors") have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company (the "Parent"), the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the Notes. This summarized financial information has been prepared from the books and records maintained by the Parent, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors. Current and deferred taxes are provided for by the Parent. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined non-Guarantor Subsidiaries are as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

As of  March 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$88,965	$9,409	$1,296	$-	$99,670
Restricted cash	23,151	3,573	1,357	-	28,081
Accounts receivable, net	-	115,831	(1,319)	(13)	114,499
Inventories, net	-	4,728	-	-	4,728
Other receivables, net	395	777	564	-	1,736
Assets held for sale	896	-	3,604	-	4,500
Prepaid expenses	6,165	1,858	8	-	8,031
Total current assets	119,572	136,176	5,510	(13)	261,245
Property and equipment, net	6,469	161,265	53,590	-	221,324
Intangible assets, net	1,646	9,384	1,279	-	12,309
Goodwill, net	(3,834)	58,439	-	-	54,605
Restricted cash, non-current	29,923	3,110	-	-	33,033
Other assets, net	2,708	(8,766)	(7,711)	20,915	7,146
Investment in subsidiaries	117,385	-	-	(117,385)	-
Total assets	$273,869	$359,608	$52,668	$(96,483)	$589,662

Current liabilities:
Accounts payable	$10,622	$27,814	$667	$(13)	$39,090
Accrued compensation and benefits	4,851	35,443	369	-	40,663
Accrued self-insurance obligations, current portion	(11,828)	47,121	4,988	-	40,281
Income taxes payable	9,184	(1)	(48)	-	9,135
Liabilities held for sale	-	-	1,826	-	1,826
Other accrued liabilities	8,977	20,189	4,977	-	34,143
Current portion of long-term debt	10,154	2,442	1,005	-	13,601
Capital leases, current	194	424	-	-	618
Total current liabilities	32,154	133,432	13,784	(13)	179,357
Accrued self-insurance obligations, net of current portion	42,703	45,989	429	-	89,121
Long-term debt, net of current portion	7,077	68,421	54,079	-	129,577
Capital leases, net of current	228	548	-	-	776
Unfavorable lease obligations, net	-	20,273	(7,487)	-	12,786
Intercompany balances	40,284	(42,911)	(18,288)	20,915	-
Other long-term liabilities	292	17,323	9,299	-	26,914
Deferred income taxes	2,412	-	-	-	2,412
Total liabilities	125,150	243,075	51,816	20,902	440,943

Stockholders’ equity:
Common stock	429	-	-	-	429
Additional paid-in capital	553,938	-	-	-	553,938
Accumulated deficit	(405,557)	116,533	852	(117,385)	(405,557)
Less: common stock held in treasury, at cost	(91)	-	-	-	(91)
Total stockholders' equity (deficit)	148,719	116,533	852	(117,385)	148,719
Total liabilities and stockholders' equity (deficit)	$273,869	$359,608	$52,668	$(96,483)	$589,662

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEET

As of  December 31, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$119,810	$11,337	$788	$-	$131,935
Restricted cash	27,335	4,571	846	-	32,752
Accounts receivable, net	-	116,710	381	-	117,091
Inventories, net	-	4,808	-	-	4,808
Other receivables, net	261	835	1,115	-	2,211
Assets held for sale	897	4,614	1,661	-	7,172
Prepaid expenses	1,856	1,374	75	-	3,305
Total current assets	150,159	144,249	4,866	-	299,274
Property and equipment, net	6,508	157,310	53,726	-	217,544
Intangible assets, net	1,876	10,509	1,306	-	13,691
Goodwill, net	(3,834)	58,926	-	-	55,092
Restricted cash, non-current	25,977	3,106	-	-	29,083
Other assets, net	2,329	(9,165)	(7,340)	20,915	6,739
Investment in subsidiaries	98,180	-	-	(98,180)	-
Total assets	$281,195	$364,935	$52,558	$(77,265)	$621,423

Current liabilities:
Accounts payable	$12,350	$29,854	$1,196	$-	$43,400
Accrued compensation and benefits	8,561	33,025	1,137	-	42,723
Accrued self-insurance obligations, current portion	(3,345)	45,225	6,809	-	48,689
Income taxes payable	8,848	(1)	(48)	-	8,799
Liabilities held for sale	-	825	847	-	1,672
Other accrued liabilities	4,356	23,438	5,942	-	33,736
Current portion of long-term debt	3,696	18,861	959	-	23,516
Capital leases, current	189	305	-	-	494
Total current liabilities	34,655	151,532	16,842	-	203,029
Accrued self-insurance obligations, net of current portion	35,141	45,989	429	-	81,559
Long-term debt, net of current portion	16,707	78,308	54,444	-	149,459
Capital leases, net of current	278	418	-	-	696
Unfavorable lease obligations, net	-	21,409	(7,986)	-	13,423
Intercompany balances	47,559	(47,060)	(21,414)	20,915	-
Other long-term liabilities	310	17,110	9,292	-	26,712
Deferred income taxes	2,412	-	-	-	2,412
Total liabilities	137,062	267,706	51,607	20,915	477,290

Stockholders’ equity:
Common stock	429	-	-	-	429
Additional paid-in capital	553,275	-	-	-	553,275
Accumulated deficit	(409,480)	97,229	951	(98,180)	(409,480)
Less: common stock held in treasury, at cost	(91)	-	-	-	(91)
Total stockholders' equity (deficit)	144,133	97,229	951	(98,180)	144,133
Total liabilities and stockholders' equity (deficit)	$281,195	$364,935	$52,558	$(77,265)	$621,423

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 7	$ 281,936	$ 2,075	$ (10,449)	$ 273,569
Costs and expenses:
Operating salaries and benefits	-	155,310	1,116	-	156,426
Self insurance for workers’ compensation and general and professional liability insurance	87	10,381	96	-	10,564
Other operating costs	16	66,664	381	(10,449)	56,612
Facility rent expense	-	14,804	(425)	-	14,379
General and administrative expenses(1)	12,829	7,589	5	-	20,423
Depreciation and amortization	435	3,032	453	-	3,920
Provision for losses on accounts receivable	-	2,436	4	-	2,440
Interest, net	(446)	1,732	773	-	2,059
Loss on extinguishment of debt, net	-	19	-	-	19
Loss on sale of assets, net	-	7	-	-	7
Income from investment in subsidiaries	(19,205)	-	-	19,205	-
Total costs and expenses	(6,284)	261,974	2,403	8,756	266,849

Income (loss) before income taxes and discontinued operations	6,291	19,962	(328)	(19,205)	6,720
Income tax expense	2,368	-	-	-	2,368
Income (loss) from continuing operations	3,923	19,962	(328)	(19,205)	4,352

Discontinued operations:
(Loss) income from discontinued operations, net	-	(102)	23	-	(79)
(Loss) gain on disposal of discontinued operations, net	-	(556)	206	-	(350)
(Loss) income on discontinued operations, net	-	(658)	229	-	(429)

Net income (loss)	$ 3,923	$ 19,304	$ (99)	$ (19,205)	$ 3,923

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

CONDENSEDCONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$ 3	$ 264,204	$ 2,062	$ (9,513)	$ 256,756
Costs and expenses:
Operating salaries and benefits	-	145,925	995	-	146,920
Self insurance for workers’ compensation and
general and professional liability insurance	93	12,475	104	-	12,672
Other operating costs	-	64,495	483	(9,513)	55,465
Facility rent expense	-	14,266	(876)	-	13,390
General and administrative expenses(1)	11,488	8,023	8	-	19,519
Depreciation and amortization	402	2,074	391	-	2,867
Provision for losses on accounts receivable	-	1,438	10	-	1,448
Interest, net	904	2,360	1,103	-	4,367
Loss on sale of assets, net	7	6	-	-	13
Income from investment in subsidiaries	(13,314)	-	-	13,314	-
Total costs and expenses	(420)	251,062	2,218	3,801	256,661

Income (loss) before income taxes and discontinued operations	423	13,142	(156)	(13,314)	95
Income tax benefit	(727)	-	-	-	(727)
Income (loss) from continuing operations	1,150	13,142	(156)	(13,314)	822

Discontinued operations:
(Loss) income from discontinued operations, net	(2)	484	(99)	-	383
(Loss) gain on disposal of discontinued operations, net	(9)	5	(62)	-	(66)
(Loss) income on discontinued operations, net	(11)	489	(161)	-	317

Net income (loss)	$ 1,139	$ 13,631	$ (317)	$ (13,314)	$ 1,139

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash provided by (used for) operating activities	$(27,802)	$27,880	$1,493	$-	$1,571

Cash flows from investing activities:
Capital expenditures	(399)	(6,473)	(378)	-	(7,250)
Proceeds from sale of assets held for sale	-	3,238	-	-	3,238
Net cash used for investing activities	(399)	(3,235)	(378)	-	(4,012)

Cash flows from financing activities:
Net borrowings under Revolving Loan Agreement	6	-	-	-	6
Long-term debt repayments	(3,177)	(26,111)	(319)	-	(29,607)
Principal payments under capital lease obligation	(46)	(462)	(32)	-	(540)
Net proceeds from exercise of employee stock options	573	-	-	-	573
Distribution of partnership equity	-	-	(256)	-	(256)
Net cash used for financing activities	(2,644)	(26,573)	(607)	-	(29,824)
Net (decrease) increase in cash and cash equivalents	(30,845)	(1,928)	508	-	(32,265)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$88,965	$9,409	$1,296	$-	$99,670

For the Three Months Ended March 31, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(13,625)	$5,945	$561	$-	$(7,119)

Cash flows from investing activities:
Capital expenditures, net	(352)	(2,532)	(449)	-	(3,333)
Acquisitions, net	-	(236)	-	-	(236)
Proceeds from sale/leaseback	-	838	-	-	838
Net cash used for investing activities	(352)	(1,930)	(449)	-	(2,731)

Cash flows from financing activities:
Net borrowings under Revolving Loan Agreement	17,720	-	-	-	17,720
Long-term debt repayments	(3,157)	(4,163)	(374)	-	(7,694)
Distribution of partnership equity	-	-	(123)	-	(123)
Net cash provided by (used for) financing activities	14,563	(4,163)	(497)	-	9,903
Net increase (decrease) in cash and cash equivalents	586	(148)	(385)	-	53
Cash and cash equivalents at beginning of period	5,352	10,486	803	-	16,641
Cash and cash equivalents at end of period	$5,938	$10,338	$418	$-	$16,694

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies Update

In June 2006, the Financial Accounting Standards Board issued FIN 48.  FIN 48 prescribes a recognition threshold and measurement parameters for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  See "Note 10 – Income Taxes" to our consolidated financial statements for a discussion of the effect upon adoption of FIN 48.

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

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    We believe there have been no significant changes, other than accounting for income taxes, during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K/A.

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the three months ended March 31 (dollars in thousands):

			As a Percentage of Revenues

	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
		(Note 1)

Total net revenues	$273,569	$256,756	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	156,426	146,920	57.1	57.3
Self-insurance for workers' compensation and general
and professional liability insurance	10,564	12,672	3.8	4.9
General and administrative expenses	20,423	19,519	7.4	7.6
Other operating costs	56,612	55,465	20.7	21.6
Facility rent expense	14,379	13,390	5.3	5.2
Depreciation and amortization	3,920	2,867	1.5	1.1
Provision for losses on accounts receivable	2,440	1,448	0.9	0.6
Interest, net	2,059	4,367	0.8	1.7
Other expenses	26	13	-	-
Income before income taxes and discontinued operations	6,720	95	2.5	-

Income tax expense (benefit)	2,368	(727)	0.9	(0.3)

Income from continuing operations	4,352	822	1.6	0.3

(Loss) income from discontinued operations, net	(429)	317	(0.2)	0.1
Net income	$3,923	$1,139	1.4%	0.4%

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

The increase in net revenue for the 2007 period primarily included $13.7 million of revenue in our Inpatient Services segment, largely attributable to increases in commercial insurance revenues as well as Medicare and Medicaid revenues.  The remainder of the increase resulted from $2.5 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours, and $1.6 million of revenue from our Rehabilitation Therapy segment due to the renegotiation of customer contract rates and a contract portfolio restructuring.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $9.5 million, or 6.5% to $156.4 million for the three months ended March 31, 2007 from $146.9 million for the three months ended March 31, 2006.

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Wage increases totaled $7.4 million in our Inpatient Services segment, while the remaining increase resulted primarily from a $1.4 million increase from our Medical Staffing segment as a direct result of its increase in revenue.

Self insurance for workers’ compensation and general and professional liability insurance decreased $2.1 million or 16.5% to $10.6 million (3.8% of net revenues) for the three months ended March 31, 2007 from $12.7 million (4.9% of net revenues) for the three months ended March 31, 2006, primarily due to a $2.0 million decrease in workers’ compensation claims and lower general and professional liability insurance costs in our Inpatient Services segment.

General and administrative expenses increased $0.9 million or 4.6% to $20.4 million for the three months ended March 31, 2007 from $19.5 million for the three months ended March 31, 2006.  The increase was primarily due to our Inpatient Services segment experiencing a $1.0 million increase due to the strategic addition of certain staff and a $1.2 million increase in our Corporate segment primarily due to stock-based compensation, offset by a decrease of $1.4 million in our Rehabilitation Therapy Services segment due to a labor force reduction to align with our restructured service contract portfolio.

Other operating costs increased $1.1 million or 2.0% to $56.6 million for the three months ended March 31, 2007 from $55.5 million for the three months ended March 31, 2006.  The increase was primarily due to a $1.6 million increase in our Inpatient Services segment driven by increased supplies and equipment rental to serve an increased Medicare patient mix offset by decreases in our Rehabilitation Therapy Services segment due to a reduction in service contracts.

Facility rent expense increased $1.0 million or 7.5% to $14.4 million for the three months ended March 31, 2007 from $13.4 for the three months ended March 31, 2006, which was driven primarily by scheduled rent increases.

Depreciation and amortization increased $1.0 million or 34.5% to $3.9 million (1.5% of net revenues) for the three months ended March 31, 2007 from $2.9 million (1.1% of net revenues) for the three months ended March 31, 2006, with $1.0 million of the increase in our Inpatient Services segment primarily attributable to the finalization of the property, plant and equipment valuation related to the Peak acquisition.

The provision for losses on accounts receivable increased $1.0 million or 71.4% to $2.4 million (0.9% of net revenues) for the three months ended March 31, 2007 from $1.4 million (0.6% of net revenues) for the three months ended March 31, 2006.  The increase, solely in our Inpatient Services segment, was primarily due to a slowdown of Medicaid payments due to revised rules associated with Medicaid pending patients.

Interest expense decreased $2.3 million or 52.3% to $2.1 million (0.8% of net revenues) for the three months ended March 31, 2007 from $4.4 million (1.7% of net revenues) for the three months ended March 31, 2006. The decrease was due to the pay down of mortgages, notes payable and industrial revenue bonds, as well as several other existing obligations during the first quarter of 2007.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 (1)	2006 (1)
	(Dollars in thousands)

Fixed rate debt(2)	$ 4,368	$23,635	$3,377	$11,179	$21,279	$59,200	$123,038	$114,594	$126,728
Rate	7.6%	7.8%	8.1%	8.5%	6.3%	7.3%
Variable rate debt	$ 10,148	$161	$174	$189	$10,862	$-	$21,534	$19,932	$34,714
Rate	8.1%	8.0%	8.0%	8.0%	8.0%	-%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $50.0 million related to the consolidation of Clipper as of March 31, 2007 and $50.1 million as of December 31, 2006. (See "Note 6 - Variable Interest Entities.")

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Disclosure controls  and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms and is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2007.  As discussed in Part II, Item 9A. “Controls and Procedures” of our 2006 Form 10-K/A, management was informed that the control deficiency related to the accounting for lease escalation clauses constituted a material weakness and that our internal control over financial reporting was therefore not effective as of December 31, 2006. As further discussed in our 2006 Form 10-K/A, Part II, Item 9A. “Changes to Internal Control over Financial Reporting,” the review process for new and/or modified lease agreements was enhanced by subjecting such agreements to a more thorough and detailed review, thereby remediating the material weakness so that ongoing internal controls are effective. No other change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the Risk Factors set forth in “Item 1A – Risk Factors” of our 2006 Form 10-K/A, we are subject to the following additional risks:

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

We entered into a new Credit Agreement (see “Item 2 – Liquidity and Capital Resources”) in connection with the acquisition of Harborside. The proceeds of the Credit Agreement were principally used to finance the Harborside purchase and to refinance certain of our indebtedness and certain indebtedness of Harborside. As such, we have a significant amount of debt.  Our indebtedness could have important consequences such as: requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt; limiting our ability to fund working capital, capital expenditures, acquisitions and other general corporate requirements; and making us more vulnerable to general adverse economic and industry conditions.

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

July 30, 2007