Form 10-Q
period 2007-06-30
SUN HEALTHCARE GROUP INC
filed 2007-08-03
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2007

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

          As of August 1, 2007, there were 43,065,154 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3-4
	As of June 30, 2007 (unaudited)
	As of December 31, 2006

	Consolidated Statements of Operations	5-6
	For the three months ended June 30, 2007 and 2006 (unaudited)
	For the six months ended June 30, 2007 and 2006 (unaudited)

	Consolidated Statements of Cash Flows	7
	For the three months ended June 30, 2007 and 2006 (unaudited)
	For the six months ended June 30, 2007 and 2006 (unaudited)

	Notes to Consolidated Financial Statements	8-37

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52-53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 4.	Submission of Matters to a Vote of Security Holders	54

Item 6.	Exhibits	54

Signature		55

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
___________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$84,537	$131,935
Restricted cash	38,015	32,752
Accounts receivable, net of allowance for doubtful accounts of $42,594 and $24,866 at June 30, 2007 and December 31, 2006,
respectively	201,410	117,091
Inventories	7,290	4,808
Other receivables, net of allowance of $1,914 and $3,064 at
June 30, 2007 and December 31, 2006, respectively	2,075	2,211
Assets held for sale	2,418	7,172
Prepaid expenses	10,718	3,305

Total current assets	346,463	299,274

Property and equipment, net of accumulated depreciation of $61,696 and
$48,233 at June 30, 2007 and December 31, 2006, respectively	667,408	217,544
Intangible assets, net of accumulated amortization of $7,697 and
$6,799 at June 30, 2007 and December 31, 2006, respectively	33,732	13,691
Goodwill	232,013	55,092
Restricted cash, non-current	8,767	29,083
Other assets, net	9,927	6,739

Total assets	$1,298,310	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Current liabilities:
Accounts payable	$63,811	$43,400
Accrued compensation and benefits	54,523	42,723
Accrued self-insurance obligations, current portion	41,398	48,689
Income taxes payable	9,736	8,799
Liabilities held for sale	332	1,672
Other accrued liabilities	77,095	33,736
Current portion of long-term debt:
Company obligations	31,341	22,780
Clipper partnerships	799	736
Capital leases, current	703	494

Total current liabilities	279,738	203,029

Accrued self-insurance obligations, net of current portion	119,078	81,559
Long-term debt, net of current portion:
Company obligations	639,846	100,067
Clipper partnerships	48,979	49,392
Capital leases, net of current	556	696
Unfavorable lease obligations, net of accumulated amortization of $15,518
and $13,558 at June 30, 2007 and December 31, 2006, respectively	13,675	13,423
Other long-term liabilities	31,070	26,712
Deferred income taxes	2,412	2,412

Total liabilities	1,135,354	477,290

Commitments and contingencies

Minority interest	420	-

Stockholders' equity:
Preferred stock of $.01 par value, authorized
10,000,000 shares, no shares were issued or outstanding as of
June 30, 2007 and December 31, 2006	-	-
Common stock of $.01 par value, authorized
125,000,000 shares, 42,985,410 shares issued and 42,975,228 shares outstanding as of June 30, 2007 and 42,889,918 shares issued
and 42,879,736 shares outstanding as of December 31, 2006	430	429
Additional paid-in capital	554,715	553,275
Accumulated deficit	(392,518)	(409,480)
	162,627	144,224
Less:
Common stock held in treasury, at cost, 10,182 shares
as of June 30, 2007 and December 31, 2006	(91)	(91)
Total stockholders' equity	162,536	144,133
Total liabilities and stockholders' equity	$1,298,310	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the
	Three Months Ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)

Total net revenues	$446,665	$258,458
Costs and expenses:
Operating salaries and benefits	249,230	146,660
Self-insurance for workers' compensation and general and
professional liability insurance	8,527	5,149
Operating administrative expenses	10,497	6,762
Other operating costs	95,895	53,473
Center rent expense	22,298	13,969
General and administrative expenses	17,297	12,124
Depreciation and amortization	9,787	3,760
Provision for losses on accounts receivable	3,643	2,114
Interest, net of interest income of $1,136 and $102, respectively	11,999	5,079
Loss on sale of assets, net	3	230
Total costs and expenses	429,176	249,320

Income before income taxes and discontinued operations	17,489	9,138
Income tax expense	6,163	3,643
Income from continuing operations	11,326	5,495

Discontinued operations:
Income from discontinued operations, net of related taxes	1,367	1,942
Gain (loss) on disposal of discontinued operations, net of related
taxes	347	(130)
Income from discontinued operations, net	1,714	1,812

Net income	$13,040	$7,307

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.26	$0.18
Income from discontinued operations, net	0.04	0.05
Net income	$0.30	$0.23

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.26	$0.17
Income from discontinued operations, net	0.04	0.06
Net income	$0.30	$0.23

Weighted average number of common and common
equivalent shares outstanding:
Basic	42,993	31,264
Diluted	43,735	31,446

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the
	Six Months Ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)

Total net revenues	$720,233	$515,215
Costs and expenses:
Operating salaries and benefits	405,654	293,579
Self-insurance for workers' compensation and general and
professional liability insurance	19,091	17,821
Operating administrative expenses	18,087	14,633
Other operating costs	152,507	108,938
Center rent expense	36,677	27,359
General and administrative expenses	30,130	23,772
Depreciation and amortization	13,708	6,628
Provision for losses on accounts receivable	6,083	3,563
Interest, net of interest income of $2,325 and $268, respectively	14,058	9,446
Loss on extinguishment of debt, net	19	-
Loss on sale of assets, net	10	244
Total costs and expenses	696,024	505,983

Income before income taxes and discontinued operations	24,209	9,232
Income tax expense	8,531	2,577
Income from continuing operations	15,678	6,655

Discontinued operations:
Income from discontinued operations, net of related taxes	1,288	1,986
Loss on disposal of discontinued operations, net of related taxes	(3)	(195)
Income from discontinued operations, net	1,285	1,791

Net income	$16,963	$8,446

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.37	$0.21
Income from discontinued operations, net	0.02	0.06
Net income	$0.39	$0.27

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.36	$0.21
Income from discontinued operations, net	0.03	0.06
Net income	$0.39	$0.27

Weighted average number of common and common
equivalent shares outstanding:
Basic	42,951	31,252
Diluted	43,761	31,302

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$13,040	$7,307	$16,963	$8,446
Adjustments to reconcile net income to net cash provided by
(used for) operating activities, including discontinued
operations:
Depreciation	7,305	2,451	9,739	4,063
Amortization	2,504	1,720	4,026	3,357
Amortization of favorable and unfavorable lease intangibles	(196)	(379)	(409)	(758)
Provision for losses on accounts receivable	3,737	2,444	6,260	4,392
(Gain) loss on disposal of discontinued operations, net	(347)	130	3	195
Loss on sale of assets	2	230	9	243
Restricted stock and share-based stock option compensation	943	463	1,694	1,007
Other, net	(113)	5	(111)	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,187)	(6,400)	(9,237)	(17,718)
Inventories, net	-	19	-	5
Other receivables, net	1,653	1,723	2,190	(1,463)
Restricted cash	896	(407)	1,617	(288)
Prepaids and other assets	13,659	2,211	7,101	(3,956)
Accounts payable	(2,918)	(481)	(6,843)	1,224
Accrued compensation and benefits	7,875	(4,641)	6,209	(4,574)
Accrued self-insurance obligations	(5,982)	(13,204)	(6,828)	(9,800)
Income taxes payable	4,961	4,972	7,387	6,828
Minority interest	50	-	50	-
Other accrued liabilities	14,452	(1,253)	15,681	(2,053)
Other long-term liabilities	(3,571)	600	(3,167)	1,210
Net cash provided by (used for) operating activities	50,763	(2,490)	52,334	(9,609)

Cash flows from investing activities:
Capital expenditures	(7,705)	(5,292)	(14,955)	(8,625)
Exercise of real estate purchase option	(30,236)	-	(30,236)	-
Proceeds from sale of assets held for sale	2,251	-	5,489	-
Acquisitions, net	(368,515)	-	(368,515)	(236)
Accrued acquisition costs, net	3,585	-	3,585	-
Proceeds from sale/leaseback	-	-	-	838
Net cash used for investing activities	(400,620)	(5,292)	(404,632)	(8,023)

Cash flows from financing activities:
Net borrowings under Revolving Credit Agreement	5,000	8,134	5,006	25,854
Long-term debt borrowings	327,000	11,636	327,000	11,636
Long-term debt repayments	(4,533)	(12,870)	(34,140)	(20,564)
Principal payments under capital lease obligations	(118)	(34)	(658)	(34)
Net proceeds from exercise of employee stock options	92	-	665	(123)
Distribution of partnership equity	(255)	-	(511)	-
Release of third-party collateral	25,640	-	25,640	-
Distribution of minority interest	(57)	-	(57)	-
Deferred financing costs	(18,045)	179	(18,045)	179
Net cash provided by financing activities	334,724	7,045	304,900	16,948

Net (decrease) increase in cash and cash equivalents	(15,133)	(737)	(47,398)	(684)
Cash and cash equivalents at beginning of period	99,670	16,694	131,935	16,641
Cash and cash equivalents at end of period	$84,537	$15,957	$84,537	$15,957

Supplemental Disclosures of Non-cash Investing and Financing Activities:
In connection with the exercise of real estate purchase option, we assumed a mortgage payable of $8,924 and reduced a note receivable by $4,598.
See “Note 2 – Acquisition” for non-cash activity related to the Harborside acquisition.

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

Business

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 216 long-term care centers in 25 states as of June 30, 2007.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at June 30, 2007, and the consolidated results of our operations and cash flows for the three-month periods ended June 30, 2007 and 2006, respectively.  We believe that all adjustments are of a normal and recurring nature with the exception of certain purchase accounting adjustments made in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) (see “Note 2 – Acquisitions”). These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”).

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

(2)  Acquisition

Harborside

In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), a privately-held healthcare company based in Boston, Massachusetts that operates 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states. On April 19, 2007, we completed the acquisition of Harborside effective April 1, 2007.  In connection with the acquisition of Harborside, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”). The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes (the “Notes”) due 2015, were used to purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the Harborside debt and replace our prior revolving credit facility. The Credit Agreement, which provides for an initial interest rate equal to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves, plus 2%, also will provide funds for previously-exercised options related to the purchase of nine skilled nursing centers, as well as additional liquidity and a letter of credit facility.  See “Note 3 – Loan Agreements.”  Harborside's results of operations have been included in the consolidated financial statements since April 1, 2007, the effective date of acquisition.

The total purchase price of the Harborside acquisition is as follows (in thousands):

Cash consideration paid	$349,401
Refinanced debt obligations, net of associated transaction costs	216,945
Estimated direct transaction costs	23,942
$590,288

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The purchase price was funded with the following:

Term loan agreement, net of fees and expenses	$298,223
Senior subordinated notes, net of fees and expenses	194,257
Revolving credit agreement	15,000
Cash on hand	82,808
$590,288

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to Harborside’s net tangible and intangible assets based upon their estimated fair values as of April 1, 2007. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill.

We paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangibles assets acquired because we believed the acquisition of Harborside would create the following benefits for our company:  (1) increase the scale of our operations, thus leveraging our corporate and regional infrastructure; (2) improve our payor mix with increased revenue derived from Medicare; (3) increase our services to high-acuity patients for whom we are reimbursed at higher rates; (4) increase our percentage of owned skilled nursing centers; and (5) increase our presence in four states and expand into six contiguous states.

The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the effective acquisition date, with amounts exceeding fair values being recorded as goodwill.  The allocation process requires an analysis of acquired fixed assets, contracts, contractual commitments, legal contingencies and brand value to identify and record the fair value of assets acquired and liabilities assumed.  In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to:  future expected discounted cash flows for trade names and customer relationships; current replacement cost for similar capacity and obsolescence for certain fixed assets; comparable market rates for contractual obligations and certain investments, real estate, and liabilities; expected settlement amounts for litigation and contingencies, including self-insurance reserves; and appropriate discount rates and growth rates.  The purchase price allocation for the Harborside acquisition has been prepared on preliminary basis and is subject to changes as new facts and circumstances emerge. Once the valuation of Harborside’s assets and liabilities, including lease intangibles and our insurance reserves for general and professional and workers’ compensation liabilities, is completed, we will adjust the purchase price allocation to reflect the final values.  We expect to finalize our valuations by the end of fiscal 2007.  Changes to the valuation of property and equipment may result in adjustments to the fair value of certain identifiable intangible assets acquired, deferred taxes, depreciation and amortization, all of which may include material adjustments to goodwill.

The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Net working capital	$31,651
Property and equipment	404,527
Identifiable intangible assets	5,258
Goodwill	177,408
Other long-term assets	16,036
Total assets acquired	634,880

Debt	22,858
Other long-term liabilities	21,734
Total liabilities assumed	44,592

Net assets acquired	$590,288

     We identified $5.3 million in intangible assets in connection with the Harborside acquisition, of which $5.0 million represented an estimated value for favorable lease intangibles, and $0.3 million represented deferred financing costs. The amortization period for the lease intangibles is approximately seven years. The $177.4 million in goodwill was assigned to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Inpatient Services segment, none of which is expected to be deductible for tax purposes.  Net deferred tax assets, for which a full valuation allowance was recognized, were recorded with the acquisition.

     The following unaudited summarized pro forma results of operations of Sun for the three and six months ended June 30, 2007 and 2006, assume that the Harborside acquisition occurred at the beginning of each of the periods presented (information for the three months ended June 30, 2007 are the actual results of operation for that period).  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(actual)	(pro forma)	(pro forma)	(pro forma)

Revenues	$446,665	$419,122	$884,077	$833,626
Costs and expenses:
Operating costs	385,089	366,635	781,129	741,606
Center rent expense	22,298	21,867	43,653	43,119
Depreciation and amortization	9,787	8,271	18,484	15,425
Interest, net	11,999	8,526	18,703	16,205
Non-operating costs	3	230	30	243
Total costs and expenses	429,176	405,529	861,999	816,598

Income before income taxes and
discontinued operations	17,489	13,593	22,078	17,028
Income tax expense	6,163	3,815	7,711	2,882
Income from continuing operations	11,326	9,778	14,367	14,146
Income from discontinued operations, net	1,714	1,247	729	783
Net income	$13,040	$11,025	$15,096	$14,929

Earnings per share:
Basic:
Income from continuing operations	$0.26	$0.23	$0.33	$0.33
Net income	$0.30	$0.26	$0.35	$0.35

Diluted:
Income from continuing operations	$0.26	$0.22	$0.33	$0.32
Net income	$0.30	$0.25	$0.34	$0.34

(3)  Loan Agreements

On April 12, 2007, we issued $200.0 million of the Notes, which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9.125% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  See Note 13 – “Summarized Consolidating Information.”

On April 19, 2007, we terminated an existing credit facility in conjunction with our entering into a new Credit Agreement in connection with our acquisition of Harborside (see “Note 2 - Acquisition”).  The new Credit Agreement provides

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for $310.0 million in term loans, $55.0 million in delayed draw term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is secured by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facilities are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facilities outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) reserve adjusted LIBOR.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on the Company's total leverage ratio.

On July 24, 2007, we entered into an interest rate swap agreement with Credit Suisse for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100 million and has term of three years.  Settlement occurs on a quarterly basis, which is based upon floating rate of LIBOR plus 2.0% and an annual fixed rate of 7.388%.

(4)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2007	December 31, 2006

Revolving credit agreement	$15,000	$10,000
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.5% to 10.8%, collateralized by various centers (1)(2)	164,547	153,627
Term loan agreement	341,417	-
Senior subordinated notes	200,000	-
Capital leases (3)	1,260	1,190
Other long-term debt	-	4,693
Industrial revenue bonds	-	4,655
Total long-term obligations	722,224	174,165
Less amounts due within one year	(32,843)	(24,010)
Long-term obligations, net of current portion	$689,381	$150,155

(1)	Includes fair value premium of $0.3 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005 and $0.5 million related to the acquisition of Harborside in April 2007.
(2)
Includes $49.8 million and $50.1 million related to the consolidation of nine partnerships in which we own a minority interest (“Clipper”) as of June 30, 2007 and December 31, 2006, respectively (see “Note 6 - Variable Interest Entities”).

(3)	Excludes $0.8 million, at December 31, 2006, reclassified to liabilities held for sale (See “Note 5 – Discontinued Operations and Assets and Liabilities Held for Sale”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled or expected maturities of long-term debt, excluding premiums, as of June 30, 2007, were as follows (in thousands):

2008	$32,843
2009	11,192
2010	7,292
2011	25,976
2012	25,137
Thereafter	618,949
$721,389

Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper, (in thousands):  $799, $859, $916, $978, $1,037, and $45,189 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively (see “Note 6 - Variable Interest Entities”).

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

We sold our remaining laboratory and radiology services operations in the second quarter of 2007 for $2.5 million plus the value of the working capital as of April 30, 2007. We valued our working capital to be approximately $1.0 million. As of June 30, 2007, we had received $2.25 million in cash. The buyer has 180 days from the closing date of April 30, 2007 to review the working capital amount per our records and settle the remaining amount.

We sold a skilled nursing center for $1.6 million in the fourth quarter of 2006. Although the sale of the center was final, we continued to operate the center through April 30, 2007 as the new owner was still in the process of obtaining licensure. The result of such operations was included in our discontinued operations for the first four months of 2007.

Other discontinued operations principally are comprised of certain operations of a regional therapy program which the company considers non-core to its business.

(b) Assets and Liabilities Held for Sale

As of June 30, 2007, assets held for sale consisted of (i) Physicians Home Care, a home health service which we acquired as part of the Harborside acquisition, with a net carrying amount of $1.2 million, consisting of $1.5 million in assets, offset in part by $0.3 million in liabilities, and (ii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

As of December 31, 2006, assets held for sale consisted of (i) our laboratory and radiology operations with a net carrying amount of $0.9 million, consisting of $1.7 million in assets, offset in part by $0.8 million in liabilities, (ii) a skilled nursing center with a carrying amount of $3.8 million, consisting of $4.6 million in assets, offset in part by $0.8 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the
	Three Months Ended
	June 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$103	$1,240	$1,643	$5,108	$8,094

(Loss) income from discontinued
operations, net (1)	$1,719	$(85)	$(420)	$153	$1,367
(Loss) gain on disposal of
discontinued operations, net (2)	(268)	605	-	10	347
(Loss) income on discontinued
operations, net	$1,451	$520	$(420)	$163	$1,714

(1) Net of related tax expense of $743
(2) Net of related tax expense of $189

	For the
	Three Months Ended
	June 30, 2006
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$4,878	$3,718	$15,302	$5,765	$29,663

Income (loss) from discontinued
operations, net (1)	$582	$(38)	$658	$740	$1,942
Gain (loss) on disposal of
discontinued operations, net (2)	75	(205)	-	-	(130)
Income (loss) on discontinued
operations, net	$657	$(243)	$658	$740	$1,812

(1) Net of related tax expense of $1,691
(2) Net of related tax benefit of $86

	For the
	Six Months Ended
	June 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$2,917	$5,360	$1,643	$9,248	$19,168

Income (loss) from discontinued
operations, net (1)	$1,295	$152	$(415)	$256	$1,288
(Loss) gain on disposal of
discontinued operations, net (2)	(643)	605	41	(6)	(3)
Income (loss) on discontinued
operations, net	$652	$757	$(374)	$250	$1,285

(1) Net of related tax expense of $701
(2) Net of related tax benefit of $1

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the
	Six Months Ended
	June 30, 2006
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$10,221	$7,407	$30,769	$11,523	$59,920

Income (loss) from discontinued
operations, net (1)	$(202)	$(217)	$662	$1,743	$1,986
Gain (loss) on disposal of
discontinued operations, net(2)	23	(211)	-	(7)	(195)
Income (loss) on discontinued
operations, net	$(179)	$(428)	$662	$1,736	$1,791

(1) Net of related tax expense of $2,245
(2) Net of related tax benefit of $86

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

As of June 30, 2007, we currently owned less than 16% of the voting interest in nine Clipper entities, each of which owns one center that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  We have paid an aggregate option purchase price for the first three option exercises of $0.9 million through June 30, 2007.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

We have concluded that Clipper meets the definition of a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $7.7 million of the option value in other long-term liabilities in our consolidated balance sheets.  The remaining $2.1 million is recorded as current in other accrued liabilities in our consolidated balance sheets.  We have not recorded any minority interest associated with the 84% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46R, we have eliminated center rent expense of $0.7 million and $0.9 million for each of the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $1.8 million for each of the six months ended June 30, 2007 and 2006, respectively, and included $49.8 million and $50.1 million of mortgage debt of Clipper in our consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively, although we own less than 16% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following provides the balance sheet impact of Clipper upon consolidation as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$483	$546
Other receivables	5	565
Restricted cash, current	1,313	767
Prepaids and other assets	67	126
Total current assets	1,868	2,004

Property and equipment, net:
Land	6,170	6,171
Land improvements	31	34
Buildings	34,571	35,034
Building improvements	2,834	2,830
Equipment	168	185
Construction-in-process	-	-
Total property and equipment, net	43,774	44,254

Favorable lease intangibles, net	8,068	9,122
Intercompany	4,836	4,836

Total assets	$58,546	$60,216

Current liabilities:
Mortgages, current	$799	$736
Other accrued liabilities	2,312	597
Total current liabilities	3,111	1,333

Mortgages, net of current	48,979	49,392
Other long-term liabilities	15,163	16,464
Total long-term liabilities	64,142	65,856

Total liabilities	67,253	67,189

Stockholders' deficit:
Accumulated deficit	(8,707)	(6,973)

Total liabilities and stockholders' deficit	$58,546	$60,216

For the three months ended June 30, 2007, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $0.4 million comprised of a $0.8 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense. For the three months ended June 30, 2006, the consolidation of Clipper included a net loss of $0.5 million comprised of a $1.0 million charge to interest expense, and a $0.3 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense and a $0.1 million credit in taxes.

For the six months ended June 30, 2007, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $0.9 million comprised of a $1.5 million charge to interest expense, and a $0.8 million charge to depreciation expense, partially offset by a $1.2 million credit to rent expense and a $0.2 million credit to taxes and other expense. For the six months ended June 30, 2006, the consolidation of Clipper included a net loss of $0.9 million comprised of a $2.0 million charge to interest expense, and a $0.7 million charge to depreciation expense, partially offset by a $1.8 million credit to rent expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Commitments and Contingencies

(a)  Insurance

      Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts.  The programs had the following self-insured retentions:  (i) for events occurring from January 1, 2000 to December 31, 2002, $1.0 million per claim, and $3.0 million aggregate per location, (ii) for claims made in 2003, $10.0 million per claim with excess coverage above this level, and (iii) for claims made in 2004, 2005, 2006, and 2007, $5.0 million per claim with a $5.0 million excess layer that attaches at $5.0 million of liability and a $40.0 million excess layer that attaches at $10.0 million of liability.  With the exception of the Florida centers, those centers acquired as part of the Harborside acquisition rely upon self-funded insurance programs for general and professional liability claims with a self-insured retention of $10.0 million per occurrence.  The excess coverage attaches at $10.0 million and includes a $25.0 million annual aggregate for general liability as well as employer’s and automobile liability, including $10.0 million annual sublimit for professional liability. The centers in Florida are fully self-funded for liability. For locations, other than in the state of Oklahoma, acquired as part of our acquisition of Peak in December 2005, claims reported from 2003 until the acquisition date were covered by commercial insurance programs having limits of $1.0 million per occurrence/$3.0 million annual aggregate and featuring a $100,000 per occurrence deductible.  Peak locations in Oklahoma had no insurance coverage in effect.  Former Peak locations, including Oklahoma operations, were added to our general and professional liability programs effective December 9, 2005. Harborside has also relied upon self-funded insurance programs for general and professional liability claims up to a base amount per claim and an aggregate per location, and have obtained excess insurance policies for claims above those amounts.

      We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform detailed actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves. For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods. The foundation for each of these methods is our actual historical reported and/or paid loss data, which is reliably determinable. In cases where our historical data is not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods is an estimate of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported. These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

The majority of our workers’ compensation risks are insured through high-retention insurance policies with third parties.  During 2007, we determined that the previous estimates for workers’ compensation reserves for accident years prior to 2007 were overstated, based on currently available information, by $3.5 million or approximately 6.8%.  Of that amount, $2.0 million related to continuing operations and $1.5 million related to discontinued operations.  While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  The primary reason for the reduction in prior period’s reserves was more favorable development due to better experience resulting from our risk management programs in our centers and an overall improvement in our industry’s loss experience.

We also determined during 2007 that the previous estimates for general and professional liabilities reserves for accident years prior to 2007 were overstated, based on currently available information, by $5.5 million or approximately 7.3%.  Of that amount, $4.0 million related to continuing operations and $1.5 million related to discontinued operations. There were no large or unusual settlements or significant new claims during the period.  Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by emergence of fewer than expected incurred but not reported claims.  In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity in our insurance reserves as of and for the six months ending June 30, 2007 and 2006 is as follows:

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2006	$86,454	$56,106	$142,560
Current year provision, continuing operations	7,433	5,239	12,672
Current year provision, discontinued operations	346	677	1,023
Claims paid, continuing operations	(2,364)	(1,896)	(4,260)
Claims paid, discontinued operations	(2,657)	(751)	(3,408)
Amounts paid for administrative services and other	(546)	(1,634)	(2,180)
Balance as of March 31, 2006	88,666	57,741	146,407

Current year provision, continuing operations	6,774	4,599	11,373
Prior year reserve adjustments, continuing operations	(5,370)	-	(5,370)
Prior year reserve adjustments, discontinued
operations	(2,630)	-	(2,630)
Claims paid, continuing operations	(3,141)	(5,416)	(8,557)
Claims paid, discontinued operations	(2,018)	(2,453)	(4,471)
Amounts paid for administrative services and other	(2,451)	(825)	(3,276)
Balance as of June 30, 2006	$79,830	$53,646	$133,476

Balance as of January 1, 2007	$75,078	$51,521	$126,599
Current year provision, continuing operations	6,432	4,132	10,564
Current year provision, discontinued operations	108	162	270
Claims paid, continuing operations	(1,849)	(2,276)	(4,125)
Claims paid, discontinued operations	(2,938)	(1,172)	(4,110)
Amounts paid for administrative services and other	(1,964)	(1,060)	(3,024)
Balance as of March 31, 2007	74,867	51,307	126,174

Current year provision, continuing operations	8,124	6,359	14,483
Current year provision, discontinued operations	15	66	81
Prior year reserve adjustments, continuing operations	(3,962)	(1,994)	(5,956)
Prior year reserve adjustments, discontinued
operations	(1,538)	(1,506)	(3,044)
Claims paid, continuing operations	(3,277)	(4,405)	(7,682)
Claims paid, discontinued operations	(1,430)	(926)	(2,356)
Amounts paid for administrative services and other	(1,472)	(1,290)	(2,762)
Reserve established through purchase accounting	17,796	14,352	32,148
Balance as of June 30, 2007	$89,123	$61,963	$151,086

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the assets and liabilities related to insurance risks at June 30, 2007 and December 31, 2006 is as indicated (in thousands):

	June 30, 2007				December 31, 2006
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,497	$16,526	$20,023	|	$4,311	$21,073	$25,384
Non-current	-	5,653	5,653	|	-	25,977	25,977
Total	$3,497	$22,179	$25,676	|	$4,311	$47,050	$51,361
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$19,499	$12,509	$32,008	|	$23,967	$21,073	$45,040
Non-current	69,624	49,454	119,078	|	51,111	30,448	81,559
Total	$89,123	$61,963	$151,086	|	$75,078	$51,521	$126,599

(1)
Total restricted cash excluded $21,106 and $10,474 at June 30, 2007 and December 31, 2006, respectively, held for bank collateral, various mortgages, bond payments and reserves for capital expenditures required by HUD guaranteed mortgages.  Additionally, in May 2007, we experienced a decrease in our restricted cash in conjunction with a $25.6 million cash receipt from one of our third party umbrella insurance providers.  The $25 million in cash was returned to us in exchange for the issuance of a $27.2 million letter of credit to the provider under our Credit Agreement.

(2)	Total self-insurance liabilities in the table excluded $9,390 and $3,649 at June 30, 2007 and December 31, 2006, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $800 and $40,930 for general and professional liability insurance and workers' compensation, respectively, as of June 30, 2007 and $750 and $10,694 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2006.

(b) Real Estate Purchase Option

We have exercised a real estate purchase option of $26.7 million on a leased center, which is currently pending regulatory approval.  We anticipate closing this transaction during the second half of 2007.  The purchase price includes our assumption of a mortgage of approximately $21.0 million and a reduction of a note receivable of approximately $2.9 million.  The remaining $2.8 million will be paid in cash.

(8)  Capital Stock

(a)  Common Stock

As of June 30, 2007, we had issued 42,985,410 shares, inclusive of 10,182 treasury shares.  The shares issued included (i) 9,998,917 shares issued in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization implemented in connection with our emergence from Chapter 11 bankruptcy proceedings in 2002 (“Plan of Reorganization”), (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares issued in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares issued in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, (vi) 11,500,000 shares issued in a public offering in December 2006, and (vii) 529,371 shares issued pursuant to stock options and stock awards to our employees and directors.

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

Pursuant to the 2004 Plan, as of June 30, 2007, our employees and directors held options to purchase 1,804,347 shares of common stock, 10,398 shares of unvested restricted common stock, and 830,980 unvested restricted stock units.  During the three months ended June 30, 2007, we issued 19,668 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

As of June 30, 2007, our directors held options to purchase 20,000 shares of common stock under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the “Peak Plan”).  As of June 30, 2007, our employees held options to purchase 3,187 shares of common stock under the Peak Plan, and 97,650 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. Pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), cash flows resulting from the tax benefits in excess of the compensation cost recognized for employee stock options (excess tax benefits) are to be classified as financing cash flows; however, since we have a net operating loss carryforward that is increased by any excess tax benefits, the tax benefits will not be recognized until the deduction actually reduces current taxes payable. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was $3.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years. Recognition of share based payments at fair value reduced income before income taxes and discontinued operations, and net income, for the three and six months ended June 30, 2007 by $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2006 by $0.3 million and $0.5 million, respectively.

A summary of option activity under the 2004 Plan, the Director Plan, and the Peak Plan during the six months ended June 30, 2007 is presented below:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
Options	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2007	1,492	$7.52	-	-
Granted	439	12.37	-	-
Exercised	(88)	6.85	-	-
Forfeited or expired	(39)	7.55	-	-
Outstanding at June 30, 2007	1,804	$8.73	5 years	$10,391

Exercisable at June 30, 2007	836	$7.48	5 years	$5,858

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” for our “plain vanilla” employee stock options.  Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $6.38 and $4.39, respectively.

Expected volatility	54.95% - 80.62%
Weighted-average volatility	64.82%
Expected term (in years)	4.75
Risk-free rate	3.02% - 4.66%

Compensation cost associated with the restricted stock awards granted to employees is recognized over the requisite service period with an offsetting credit to equity; the full fair value of the share-based payment is not recognized until the instrument is vested.  A summary of restricted stock activity during the six months ended June 30, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value

Nonvested at January 1, 2007	587	$7.92
Granted	439	$12.37
Vested	(138)	$8.00
Forfeited	(46)	$7.89
Nonvested at June 30, 2007	842	$10.23

The total fair value of restricted shares vested during the three and six months ended June 30, 2007 was $0.6 million and $0.9 million; the fair value of restricted shares vested during the three and six months ended June 30, 2006 was $0.2 million and $0.5 million.

(9)  Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the three and six months ended June 30, 2007 and 2006, include all the common shares that are presently outstanding and the common shares issued as common stock awards.  See “Note 8 - Capital Stock.”

The diluted calculation of income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock using the treasury stock method.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Income Taxes

The provision for income taxes was based upon our estimate of taxable income or loss for each respective accounting period.  We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  We also recognized as deferred tax assets the future tax benefits from net operating loss (“NOL”) and tax credit carryforwards.  A valuation allowance was provided for deferred tax assets as it is more likely than not that some portion or all of the net deferred tax assets will not be realized in the near term.

The provision for income taxes of $6.2 million and $8.5 million for the three and six months ended June 30, 2007, respectively, is based on a combined federal and state effective income tax rate of approximately 35%.  This combined effective rate reflects the impact of both permanent differences and the reversal of our valuation allowance on our net deferred tax assets that were generated after our emergence from bankruptcy in February 2002.  This rate is subject to change if assumptions relating to the allocation of tax attributes between pre- and post-emergence periods change, or if our ability to use our deferred tax assets were to change.  The provision for income taxes of $3.6 million for the three months ended June 30, 2006 was based on a combined federal and state effective income tax rate of approximately 40%.  The provision for income taxes of $2.6 million for the six months ended June 30, 2006 consisted of a provision of $3.7 million based on an effective tax rate of 40% offset by $1.1 million of IRS refunds received due to NOL carrybacks.

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

To the extent management believes the pre-emergence net deferred tax assets will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded.  The reduction in this valuation allowance will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to additional paid-in capital.  During the six months ended June 30, 2007, the fresh-start valuation allowance was reduced by $8.1 million, and remaining intangible assets recorded in fresh-start accounting and additional paid-in capital will be adjusted accordingly.

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

After considering the reduction in tax attributes resulting from the preliminary calculation of the Section 382 limitation, we have Federal NOL carryforwards of approximately $136.2 million with expiration dates from 2007 through 2026.  Various subsidiaries have state NOL carryforwards totaling approximately $59.1 million with expiration dates through the year 2026.

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

In addition to the full valuation allowance offsetting our net deferred tax assets, we had unrecognized tax benefits of $18.0 million as of January 1, 2007, the adoption date.  If recognized, $9.6 million of these unrecognized tax benefits would impact the effective tax rate.  As of June 30, 2007, there have been no material changes to our total amount of unrecognized tax benefits, or to the total amount of unrecognized tax benefits that would impact the effective tax rate.  Unrecognized tax benefits are not expected to change significantly over the next twelve months except for a possible increase resulting from our acquisition of Harborside (see “Note 2 – Acquisition”).

We recognized potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest expense related to unrecognized tax benefits was $3.2 million as of the adoption date.  As of June 30, 2007, there has been no material change to the amount of accrued interest expense related to unrecognized tax benefits.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2003.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

(11)  Other Events

(a)  Litigation

We are a party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our centers, claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations, financial condition and cash flows. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. In response to a request by the DOJ, Harborside has cooperated with the DOJ’s investigation and has supplied information relating to the matter, which relates to Harborside’s Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither Sun Healthcare Group, Inc. nor any of its other subsidiaries is a defendant in this litigation.  We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion.  Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations or financial condition.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)  Other Inquiries

From time to time, fiscal intermediaries and Medicaid agencies examine cost reports filed by predecessor operators of our skilled nursing centers. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, we, as the current operator of such centers, may be held financially responsible for such overpayments. At this time we are unable to predict the outcome of any existing or future examinations.

(c)  Legislation, Regulations and Market Conditions

We are subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of centers, expansion of centers and services and reimbursement for services. As such, in the ordinary course of business, our operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. We believe that we are in substantial compliance with the applicable laws and regulations. However, if we are ever found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, which may have a material adverse impact on our financial position, results of operations and cash flows.

We entered into a Corporate Integrity Agreement (the “CIA”) with the HHS/OIG in July 2001.  It became effective on February 28, 2002 and terminated February 28, 2007.  Notwithstanding the termination of the CIA, certain obligations under the CIA will continue until HHS/OIG completes its review of our final report under the CIA, which we submitted in May 2007.

(12)  Segment Information

Sun Healthcare Group, Inc.’s subsidiaries operate predominantly in the long-term care segment of the healthcare industry, providing long-term, sub-acute and related ancillary care services to nursing home patients.

Our home health services and the laboratory and radiology services operations have been reclassified to assets and liabilities held for sale, and pursuant to SFAS No. 144, their net revenues and net operating income have been reclassified to discontinued operations for all periods presented and are no longer considered reportable segments.

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At June 30, 2007, we operated 216 long-term care centers (consisting of 191 skilled nursing centers, 15 assisted living and independent living centers, seven mental health centers, and three specialty acute care hospitals) with 24,414 licensed beds as compared with 145 long-term care centers (consisting of 122 skilled nursing centers, 13 assisted living and independent living centers, seven mental health centers, and three specialty acute care hospitals) with 16,684 licensed beds at June 30, 2006.

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech services to affiliated and nonaffiliated skilled nursing centers.  At June 30, 2007, this segment provided services to 379 centers, of which 293 were nonaffiliated and 86 were affiliated, as compared to 389 centers, of which 300 were nonaffiliated and 89 were affiliated at June 30, 2006.

Medical Staffing Services: As of June 30, 2007, this segment derived 62.0% of its revenues from hospitals and other providers, 21.5% from skilled nursing centers, 10.3% from schools and 6.1% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of June 30, 2007, this segment had 29 branch offices, which provided temporary therapy, nursing and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists and one division office specializing in permanent placement of healthcare professionals.

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

The accounting policies of the segments are the same as those described in the “Note 3 - Summary of Significant Accounting Policies" of our 2006 Form 10-K/A.  We primarily evaluate segment performance based on profit or loss from operations after allocated expenses and before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and restructuring costs are not considered in the evaluation of segment performance. Allocated expenses include intersegment charges assessed to segments for management services and asset use based on segment operating results and average asset balances, respectively. We account for intersegment sales and provision of services at estimated market prices.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
June 30, 2007			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$397,830	$20,790	$28,018	$27	$-	$446,665	$8,094

Intersegment revenues	-	10,332	1,201	-	(11,533)	-	-

Total revenues	397,830	31,122	29,219	27	(11,533)	446,665	8,094

Operating salaries and benefits	201,088	25,375	22,767	-	-	249,230	4,174

Self insurance for workers'
compensation and general and
professional liability insurance	7,493	444	461	129	-	8,527	(2,963)

Other operating costs	103,126	1,684	2,618	-	(11,533)	95,895	4,359

General and administrative expenses	8,457	1,245	794	17,298	-	27,794	43

Provision for losses on accounts
receivable	3,639	(95)	99	-	-	3,643	95

Segment operating income (loss)	$74, 027	$2,469	$2,480	$(17,400)	$-	$61,576	$2,386

Center rent expense	22,015	53	230	-	-	22,298	236

Depreciation and amortization	8,726	135	194	732	-	9,787	22

Interest, net	2,493	-	(1)	9,507	-	11,999	18

Net segment income (loss)	$40,793	$2,281	$2,057	$(27,639)	$-	$17,492	$2,110

Identifiable segment assets	$847,545	$13,382	$36,528	$965,592	$(570,799)	$1,292,248	$6,062

Goodwill, net	$227,002	$-	$5,011	$-	$-	$232,013	$-

Segment capital expenditures	$5,472	$351	$64	$1,818	$-	$7,705	$8
______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

Other operating costs include loss on extinguishment of debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Three Months Ended
June 30, 2006			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$216,897	$20,135	$21,424	$2	$-	$258,458	$29,663

Intersegment revenues	-	9,613	300	-	(9,913)	-	-

Total revenues	216,897	29,748	21,724	2	(9,913)	258,458	29,663

Operating salaries and benefits	104,723	24,660	17,277	-	-	146,660	17,387

Self insurance for workers'
compensation and general and
professional liability insurance	4,518	343	211	77	-	5,149	(1,776)

Other operating costs	60,402	1,799	1,201	(16)	(9,913)	53,473	8,630

General and administrative expenses	4,864	1,164	734	12,124	-	18,886	307

Provision for losses on accounts
receivable	2,078	(6)	42	-	-	2,114	330

Segment operating income (loss)	$40,312	$1,788	$2,259	$(12,183)	$-	$32,176	$4,785

Center rent expense	13,713	50	206	-	-	13,969	671

Depreciation and amortization	3,082	90	188	400	-	3,760	411

Interest, net	3,547	(2)	38	1,496	-	5,079	70

Net segment income (loss)	$19,970	$1,650	$1,827	$(14,079)	$-	$9,368	$3,633

Identifiable segment assets	$371,035	$13,534	$33,729	$595,819	$(520,985)	$493,132	$30,335

Goodwill, net	$76,286	$-	$5,497	$-	$-	$81,783	$405

Segment capital expenditures	$3,702	$63	$(22)	$1,357	$-	$5,100	$192
______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Six Months Ended
June 30, 2007			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$626,965	$41,469	$51,765	$34	$-	$720,233	$19,168

Intersegment revenues	-	20,594	1,388	-	(21,982)	-	-

Total revenues	626,965	62,063	53,153	34	(21,982)	720,233	19,168

Operating salaries and benefits	312,568	51,421	41,665	-	-	405,654	8,813

Self insurance for workers'
compensation and general and
professional liability insurance	17,279	841	756	215	-	19,091	(2,693)

Other operating costs	166,665	3,401	4,424	18	(21,982)	152,526	10,315

General and administrative expenses	13,763	2,502	1,820	30,132	-	48,217	98

Provision for losses on accounts
receivable	6,046	(174)	211	-	-	6,083	178

Segment operating income (loss)	$110,644	$4,072	$4,277	$(30,331)	$-	$88,662	$2,457

Center rent expense	36,145	103	429	-	-	36,677	353

Depreciation and amortization	11,925	251	364	1,168	-	13,708	56

Interest, net	4,973	10	14	9,061	-	14,058	59

Net segment income (loss)	$57,601	$3,708	$3,470	$(40,560)	$-	$24,219	$1,989

Identifiable segment assets	$847,545	$13,382	$36,528	$965,592	$(570,799)	$1,292,248	$6,062

Goodwill, net	$227,002	$-	$5,011	$-	$-	$232,013	$-

Segment capital expenditures	$11,319	$1,144	$162	$2,216	$-	$14,841	$114
______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

Other operating costs include loss on extinguishment of debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of and for the
Six Months Ended
June 30, 2006			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$432,332	$40,137	$42,741	$5	$-	$515,215	$59,920

Intersegment revenues	-	18,997	430	-	(19,427)	-	-

Total revenues	432,332	59,134	43,171	5	(19,427)	515,215	59,920

Operating salaries and benefits	208,215	50,560	34,804	-	-	293,579	35,394

Self insurance for workers'
compensation and general and
professional liability insurance	16,342	802	505	172	-	17,821	(753)

Other operating costs	122,353	3,652	2,376	(16)	(19,427)	108,938	17,301

General and administrative expenses	9,174	3,831	1,629	23,771	-	38,405	611

Provision for losses on accounts
receivable	3,463	(90)	190	-	-	3,563	828

Segment operating income (loss)	$72,785	$379	$3,667	$(23,922)	$-	$52,909	$6,539

Center rent expense	26,831	108	420	-	-	27,359	1,395

Depreciation and amortization	5,272	179	374	803	-	6,628	792

Interest, net	6,980	(8)	74	2,400	-	9,446	121

Net segment income (loss)	$33,702	$100	$2,799	$(27,125)	$-	$9,476	$4,231

Identifiable segment assets	$371,035	$13,534	$33,729	$595,819	$(520,985)	$493,132	$30,335

Goodwill, net	$76,286	$-	$5,497	$-	$-	$81,783	$405

Segment capital expenditures	$6,162	$125	$104	$1,708	$-	$8,099	$526
______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the
	Three Months Ended
	June 30, 2007	June 30, 2006

Net segment income	$17,492	$9,368
Loss on sale of assets, net	(3)	(230)
Consolidated income before income taxes and
discontinued operations	$17,489	$9,138

	For the
	Six Months Ended
	June 30, 2007	June 30, 2006

Net segment income	$24,219	$9,476
Loss on sale of assets, net	(10)	(244)
Consolidated income before income taxes and
discontinued operations	$24,209	$9,232

(13) Summarized Consolidating Information

In connection with the Company's offering of the Notes in April 2007, certain of our subsidiaries (the "Guarantors") have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

We conduct all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness (including the Notes) and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company (the "Parent"), the wholly-owned Guarantors, and the Parent's non-Guarantor subsidiaries with respect to the Notes. This summarized financial information has been prepared from the books and records maintained by the Parent, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors. Current and deferred taxes are provided for by the Parent. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$56,320	$26,930	$1,287	$-	$84,537
Restricted cash	28,571	6,501	2,943	-	38,015
Accounts receivable, net	-	198,946	2,489	(25)	201,410
Inventories, net	-	7,243	47	-	7,290
Other receivables, net	398	1,335	342	-	2,075
Assets held for sale	898	-	1,520	-	2,418
Prepaid expenses	7,323	3,297	98	-	10,718
Deferred tax asset	(10)	-	10	-	-
Total current assets	93,500	244,252	8,736	(25)	346,463
Property and equipment, net	125,090	469,321	72,997	-	667,408
Intangible assets, net	23,420	8,939	1,373	-	33,732
Goodwill, net	173,499	58,514	-	-	232,013
Restricted cash, non-current	5,652	3,115	-	-	8,767
Other assets, net	25,011	63,605	(4,870)	(73,819)	9,927
Investment in subsidiaries	80,040	-	-	(80,040)	-
Total assets	$526,212	$847,746	$78,236	$(153,884)	$1,298,310

Current liabilities:
Accounts payable	$16,515	$46,775	$546	$(25)	$63,811
Accrued compensation and benefits	11,219	42,919	385	-	54,523
Accrued self-insurance obligations, current portion	2,016	34,550	4,832	-	41,398
Income taxes payable	9,783	-	(47)	-	9,736
Liabilities held for sale	-	-	332	-	332
Other accrued liabilities	24,395	45,990	6,710	-	77,095
Current portion of long-term debt	2,422	23,057	6,661	-	32,140
Capital leases, current	220	483	-	-	703
Total current liabilities	66,570	193,774	19,419	(25)	279,738
Accrued self-insurance obligations, net of current portion	43,259	75,390	429	-	119,078
Long-term debt, net of current portion	561,989	60,636	66,200	-	688,825
Capital leases, net of current	159	397	-	-	556
Unfavorable lease obligations, net	(133)	20,796	(6,988)	-	13,675
Intercompany balances	(317,938)	387,205	4,553	(73,819)	1
Other long-term liabilities	6,466	16,935	7,668	-	31,069
Deferred income taxes	2,412	-	-	-	2,412
Total liabilities	362,784	755,133	91,281	(73,844)	1,135,354

Minority interest	892	50	(522)	-	420

Stockholders’ equity:
Common stock	430	-	-	-	430
Additional paid-in capital	554,715	-	-	-	554,715
Accumulated deficit	(392,518)	92,563	(12,523)	(80,040)	(392,518)
Less: common stock held in treasury, at cost	(91)	-	-	-	(91)
Total stockholders' equity (deficit)	163,171	92,563	(12,523)	(80,040)	162,536
Total liabilities and stockholders' equity (deficit)	$526,212	$847,746	$78,236	$(153,884)	$1,298,310

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$27	$453,081	$5,090	$(11,533)	$446,665
Costs and expenses:
Operating salaries and benefits	-	246,643	2,587	-	249,230
Self insurance for workers’ compensation and
general and professional liability insurance	129	8,241	157	-	8,527
Other operating costs	-	106,348	1,080	(11,533)	95,895
Center rent expense	-	22,842	(544)	-	22,298
General and administrative expenses (1)	17,293	10,496	5	-	27,794
Depreciation and amortization	731	8,348	708	-	9,787
Provision for losses on accounts receivable	-	3,587	56	-	3,643
Interest, net	9,507	1,268	1,224	-	11,999
Loss on sale of assets, net	-	3	-	-	3
Income from investment in subsidiaries	(46,836)	-	-	46,836	-
Total costs and expenses	(19,176)	407,776	5,273	35,303	429,176

Income (loss) before income taxes and
discontinued operations	19,203	45,305	(183)	(46,836)	17,489
Income tax expense	6,163	-	-	-	6,163
Income (loss) from continuing operations	13,040	45,305	(183)	(46,836)	11,326

Discontinued operations:
Income from discontinued operations, net	-	1,367	-	-	1,367
(Loss) gain on disposal of discontinued
operations, net	-	(71)	418	-	347
Income on discontinued operations, net	-	1,296	418	-	1,714

Net income	$13,040	$46,601	$235	$(46,836)	$13,040

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$2	$266,228	$2,141	$(9,913)	$258,458
Costs and expenses:
Operating salaries and benefits	-	145,536	1,124	-	146,660
Self insurance for workers’ compensation and
general and professional liability insurance	73	4,973	103	-	5,149
Other operating costs	-	62,845	541	(9,913)	53,473
Center rent expense	-	14,845	(876)	-	13,969
General and administrative expenses (1)	11,974	6,910	2	-	18,886
Depreciation and amortization	400	2,948	412	-	3,760
Provision for losses on accounts receivable	-	2,095	19	-	2,114
Interest, net	1,501	2,462	1,116	-	5,079
Loss on sale of assets, net	10	211	9	-	230
Income from investment in subsidiaries	(24,918)	-	-	24,918	-
Total costs and expenses	(10,960)	242,825	2,450	15,005	249,320

Income (loss) before income taxes and
discontinued operations	10,962	23,403	(309)	(24,918)	9,138
Income tax expense	3,643	-	-	-	3,643
Income (loss) from continuing operations	7,319	23,403	(309)	(24,918)	5,495

Discontinued operations:
Income from discontinued operations, net	(3)	239	1,706	-	1,942
(Loss) gain on disposal of discontinued
operations, net	(9)	108	(229)	-	(130)
(Loss) income on discontinued operations, net	(12)	347	1,477	-	1,812

Net income	$7,307	$23,750	$1,168	$(24,918)	$7,307

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$33	$735,016	$7,166	$(21,982)	$720,233
Costs and expenses:
Operating salaries and benefits	-	401,947	3,707	-	405,654
Self insurance for workers’ compensation and
general and professional liability insurance	215	18,623	253	-	19,091
Other operating costs	15	173,013	1,461	(21,982)	152,507
Center rent expense	-	37,646	(969)	-	36,677
General and administrative expenses (1)	30,122	18,086	9	-	48,217
Depreciation and amortization	1,168	11,380	1,160	-	13,708
Provision for losses on accounts receivable	-	6,023	60	-	6,083
Interest, net	9,061	3,000	1,997	-	14,058
Loss on extinguishment of debt, net	-	19	-	-	19
Loss on sale of assets, net	-	10	-	-	10
Income from investment in subsidiaries	(66,041)	-	-	66,041	-
Total costs and expenses	(25,460)	669,747	7,678	44,059	696,024

Income (loss) before income taxes and
discontinued operations	25,493	65,269	(512)	(66,041)	24,209
Income tax expense	8,531	-	-	-	8,531
Income (loss) from continuing operations	16,962	65,269	(512)	(66,041)	15,678

Discontinued operations:
Income from discontinued operations, net	1	1,260	27	-	1,288
(Loss) gain on disposal of discontinued
operations, net	-	(625)	622	-	(3)
Income on discontinued operations, net	1	635	649		1,285

Net income	$16,963	$65,904	$137	$(66,041)	$16,963

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Total net revenues	$5	$530,432	$4,205	$(19,427)	$515,215
Costs and expenses:
Operating salaries and benefits	-	291,460	2,119	-	293,579
Self insurance for workers’ compensation and
general and professional liability insurance	168	17,446	207	-	17,821
Other operating costs	-	127,341	1,024	(19,427)	108,938
Center rent expense	-	29,112	(1,753)	-	27,359
General and administrative expenses (1)	23,462	14,934	9	-	38,405
Depreciation and amortization	802	5,022	804	-	6,628
Provision for losses on accounts receivable	-	3,534	29	-	3,563
Interest, net	2,405	4,821	2,220	-	9,446
Loss on sale of assets, net	18	217	9	-	244
Income from investment in subsidiaries	(37,891)	-	-	37,891	-
Total costs and expenses	(11,036)	493,887	4,668	18,464	505,983

Income (loss) before income taxes and
discontinued operations	11,041	36,545	(463)	(37,891)	9,232
Income tax expense	2,577	-	-	-	2,577
Income (loss) from continuing operations	8,464	36,545	(463)	(37,891)	6,655

Discontinued operations:
Income from discontinued operations, net	-	722	1,264	-	1,986
(Loss) gain on disposal of discontinued
operations, net	(18)	114	(291)	-	(195)
(Loss) income on discontinued operations, net	(18)	836	973	-	1,791

Net income	$8,446	$37,381	$510	$(37,891)	$8,446

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash provided by (used for) operating activities	$(14,079)	$76,889	$(10,476)	$-	$52,334

Cash flows from investing activities:
Capital expenditures, net	(2,250)	(12,311)	(394)	-	(14,955)
Exercise of real estate purchase option	4,598	(34,834)	-	-	(30,236)
Acquisitions, net	(368,515)	-	-	-	(368,515)
Accrued acquisition costs, net	3,585				3,585
Proceeds from sale of assets held for sale	2,251	3,238	-	-	5,489
Net cash used for investing activities	(360,331)	(43,907)	(394)	-	(404,632)

Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	5,006	-	-	-	5,006
Long-term debt borrowings	304,142	10,404	12,454	-	327,000
Long-term debt repayments	(6,386)	(27,285)	(469)	-	(34,140)
Principal payments under capital lease obligation	(102)	(508)	(48)	-	(658)
Net proceeds from exercise of employee stock options	665	-	-	-	665
Distribution of partnership equity	-	-	(511)	-	(511)
Distribution of minority interest	-	-	(57)	-	(57)
Release of third party collateral	25,640				25,640
Deferred financing costs	(18,045)	-	-	-	(18,045)
Net cash provided by (used for) financing activities	310,920	(17,389)	11,369	-	304,900
Net (decrease) increase in cash and cash equivalents	(63,490)	15,593	499	-	(47,398)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$56,320	$26,930	$1,287	$-	$84,537

For the Six Months Ended June 30, 2006
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(21,154)	$10,192	$1,353	$-	$(9,609)

Cash flows from investing activities:
Capital expenditures, net	(1,709)	(6,237)	(679)	-	(8,625)
Acquisitions, net	-	(236)	-	-	(236)
Proceeds from sale/leaseback	-	838	-	-	838
Net cash used for investing activities	(1,709)	(5,635)	(679)	-	(8,023)

Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	25,854	-	-	-	25,854
Long-term debt borrowings	-	11,636	-	-	11,636
Long-term debt repayments	(3,317)	(16,458)	(789)	-	(20,564)
Principal payments under capital lease obligation	-	-	(34)	-	(34)
Net proceeds from exercise of employee stock options	179	-	-	-	179
Distribution of partnership equity	-	-	(123)	-	(123)
Net cash provided by (used for) financing activities	22,716	(4,822)	(946)	-	16,948
Net decrease in cash and cash equivalents	(147)	(265)	(272)	-	(684)
Cash and cash equivalents at beginning of period	5,352	10,485	804	-	16,641
Cash and cash equivalents at end of period	$5,205	$10,220	$532	$-	$15,957

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 191 skilled nursing centers, 15 assisted and independent living centers, seven mental health centers and three specialty acute care hospitals with 24,414 licensed beds located in 25 states as of June 30, 2007. Our subsidiaries also provide rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

In April 2007, we acquired Harborside Healthcare Corporation, which operates 73 skilled nursing centers, one assisted living center and one independent living center, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock and refinanced or assumed Harborside’s debt.

Revenue Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and long-term care centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing centers, but includes other services provided by us, such as skilled therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the				For the
	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
Consolidated:
Sources of Revenues
Medicaid	$183,191	41.0%	$98,359	38.1%	$285,474	39.6%	$197,303	38.3%
Medicare	127,710	28.6	70,235	27.2	201,712	28.0	138,905	27.0
Private pay and other	135,764	30.4	89,864	34.7	233,047	32.4	179,007	34.7
Total	$446,665	100.0%	$258,458	100.0%	$720,233	100.0%	$515,215	100.0%

	For the				For the
	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
Inpatient Only:
Sources of Revenues
Medicaid	$183,145	46.0%	$98,309	45.3%	$285,401	45.5%	$197,223	45.6%
Medicare	125,715	31.6	68,808	31.7	197,941	31.6	136,144	31.5
Private pay and other	88,970	22.4	49,780	23.0	143,623	22.9	98,965	22.9
Total	$397,830	100.0%	$216,897	100.0%	$626,965	100.0%	$432,332	100.0%

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

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System ("PPS") as defined by the Balanced Budget Act of 1997 and subsequently refined in 1999, 2000 and 2005.  PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 resource utilization group ("RUG") categories that are based upon each patient's acuity level.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care ("LTC") and hospital centers for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
LTC	$381.76	$336.85	$375.28	$337.44
Hospital	$1,189.30	$1,187.23	$1,182.65	$1,204.44

The following changes have been implemented, or are either scheduled to be implemented or proposed to be implemented in the near future and will, if implemented, affect Medicare reimbursement for skilled nursing centers and, as a result, our revenues and earnings.

-
The Centers for Medicare and Medicaid Services of the Department of Health and Human Services (“CMS”) issued a 3.1% market basket increase effective for the 2007 Federal fiscal year beginning October 1, 2006.  The geographic locations of our centers as well as the second half of a two year phase in of the change in the applicable wage index results in an effective increase of 2.6%.

Medicaid

Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Administered under broad federal regulations, states are given flexibility to construct programs and payment methods. Each state in which we operate nursing centers has its own unique Medicaid reimbursement program.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC and hospital centers for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
LTC	$159.37	$140.70	$155.11	$141.13
Hospital	$1,016.75	$958.26	$1,025.39	$953.14

Medicaid outlays are a significant component of state budgets and there have been increased cost containment pressures on Medicaid outlays for nursing homes.

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Eighteen of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid.  Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes.

Private payors

We currently receive 30.4% of our revenues from commercial insurance, long-term care centers that utilize our specialty medical services, self-pay center residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

In accordance with SFAS No. 109, deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes using enacted tax laws and rates.  A valuation allowance is provided on our net deferred tax assets if it is determined that it is more likely than not that the net deferred tax assets will not be realized.

In accordance with SFAS No. 109, APB No. 28, and FIN 18, as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year.  The estimate of our effective income tax rate requires significant judgments regarding any utilization of deferred tax assets and the reduction in the related valuation allowance.  Any reduction in the portion of the valuation allowance that was established in fresh-start accounting when we emerged from bankruptcy in February 2002 will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Any reduction in the portion of the valuation allowance that was established after our emergence from bankruptcy will result in a reduction of our income tax expense.

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

We believe there have been no significant changes, other than accounting for income taxes, during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K/A.

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Revenues
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)

Total net revenues	$446,665	$258,458	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	249,230	146,660	55.8	56.7
Self-insurance for workers' compensation and general
and professional liability insurance	8,527	5,149	1.9	2.0
Operating administrative expenses	10,497	6,762	2.4	2.6
Other operating costs	95,895	53,473	21.5	20.7
Center rent expense	22,298	13,969	5.0	5.4
General and administrative expenses	17,297	12,124	3.9	4.7
Depreciation and amortization	9,787	3,760	2.2	1.5
Provision for losses on accounts receivable	3,643	2,114	0.8	0.8
Interest, net	11,999	5,079	2.7	2.0
Other expenses	3	230	-	0.1
Income before income taxes and discontinued operations	17,489	9,138	3.9	3.5
Income tax expense	6,163	3,643	1.4	1.4
Income from continuing operations	11,326	5,495	2.5	2.1
Income from discontinued operations, net	1,714	1,812	0.4	0.7
Net income	$13,040	$7,307	2.9%	2.8%

	For the Six	For the Six	As a Percentage of Revenues
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)

Total net revenues	$720,233	$515,215	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	405,654	293,579	56.2	57.1
Self-insurance for workers' compensation and general
and professional liability insurance	19,091	17,821	2.7	3.5
Operating administrative expenses	18,087	14,633	2.5	2.8
Other operating costs	152,507	108,938	21.2	21.1
Center rent expense	36,677	27,359	5.1	5.3
General and administrative expenses	30,130	23,772	4.2	4.6
Depreciation and amortization	13,708	6,628	1.9	1.3
Provision for losses on accounts receivable	6,083	3,563	0.8	0.7
Interest, net	14,058	9,446	2.0	1.8
Other expenses	29	244	-	-
Income before income taxes and discontinued operations	24,209	9,232	3.4	1.8
Income tax expense	8,531	2,577	1.2	0.5
Income from continuing operations	15,678	6,655	2.2	1.3
Income from discontinued operations, net	1,285	1,791	0.2	0.3
Net income	$16,963	$8,446	2.4%	1.6%

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    The following discussion of the "Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006" and the "Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006" is based, in part, on the financial information presented in "Note 12 - Segment Information" in our consolidated financial statements.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net revenue increased $188.2 million, or 72.8%, to $446.7 million for the three months ended June 30, 2007 from $258.5 million for the three months ended June 30, 2006. We reported net income for the three months ended June 30, 2007 of $13.0 million compared to net income of $7.3 million for the three months ended June 30, 2006.

The increase in net revenue for the 2007 period primarily included $180.9 million of additional revenue in our Inpatient Services segment, of which $164.9 million is attributable to Harborside, with the remainder due to increases in Medicare Part A and Medicaid rates.  The remainder of the increase resulted from $7.5 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours, increase in average bill rate, and the addition of a medical staffing business in the Harborside acquisition; and $1.4 million of revenue from our Rehabilitation Therapy segment due to the renegotiation and restructuring of customer contracts.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $102.5 million, or 69.9% to $249.2 million for the three months ended June 30, 2007 from $146.7 million for the three months ended June 30, 2006.  The addition of Harborside contributed $89.6 million to the increases in our Inpatient Services segment while the remaining increase resulted primarily from $4.7 million of wage increases in our Inpatient Services segment and a $5.5 million increase from our Medical Staffing segment as a direct result of its increase in revenue.

Self insurance for workers’ compensation and general and professional liability insurance increased $3.4 million or 66.6% to $8.5 million (1.9% of net revenues) for the three months ended June 30, 2007 from $5.1 million (2.0% of net revenues) for the three months ended June 30, 2006.  The addition of Harborside contributed $3.9 million to the increase, which was offset by reduced workers’ compensation claims.

Operating administrative expenses increased $3.7 million or 54.4% to $10.5 million for the three months ended June 30, 2007 from $6.8 million for the three months ended June 30, 2006.  The increase was primarily due to a $2.4 million increase attributable to Harborside operations in our Inpatient Services segment and our Inpatient Services segment experiencing a $1.2 million increase due to the strategic addition of certain staff.

Other operating costs increased $42.4 million or 79.3% to $95.9 million for the three months ended June 30, 2007 from $53.5 million for the three months ended June 30, 2006.  The increase was primarily due to $38.7 million in additional costs due to the addition of Harborside’s operations and a $4.0 million increase in our Inpatient Services segment driven by increased supplies and equipment rental to serve an increased Medicare patient mix.

Center rent expense increased $8.3 million or 59.3% to $22.3 million for the three months ended June 30, 2007 from $14.0 for the three months ended June 30, 2006, of which $7.7 million was due to the additional rent expense resulting from the Harborside acquisition.

General and administrative expenses increased $5.2 million or 43.0% to $17.3 million for the three months ended June 30, 2007 from $12.1 million for the three months ended June 30, 2006.  The increase was primarily due to stock-based compensation and company initiatives in our Corporate segment.

Depreciation and amortization increased $6.0 million or 157.9% to $9.8 million (2.2% of net revenues) for the three months ended June 30, 2007 from $3.8 million (1.5% of net revenues) for the three months ended June 30, 2006, with $5.6 million of the increase in our Inpatient Services segment primarily attributable to the addition of Harborside centers.

The provision for losses on accounts receivable increased $1.5 million or 71.4% to $3.6 million (0.8% of net revenues) for the three months ended June 30, 2007 from $2.1 million (0.8% of net revenues) for the three months ended June 30, 2006.  The increase, primarily in our Inpatient Services segment, was due to the addition of Harborside operations.

Net interest expense increased $6.9 million or 135.3% to $12.0 million (2.7% of net revenues) for the three months ended June 30, 2007 from $5.1 million (2.0% of net revenues) for the three months ended June 30, 2006. The increase is

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

attributable to the debt incurred and assumed in the Harborside acquisition offset by a decrease due to the pay down of mortgages, notes payable and industrial revenue bonds, as well as several other existing obligations during the first quarter of 2007.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the		For the
	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006

Inpatient Services	$397,830	89.1%	$216,897	83.9%
Rehabilitation Therapy
Services	31,122	7.0	29,748	11.5
Medical Staffing Services	29,219	6.5	21,724	8.4
Corporate	27	-	2	-
Intersegment Eliminations	(11,533)	(2.6)	(9,913)	(3.8)

Total net revenues	$446,665	100.0%	$258,458	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Inpatient Services	$-	$-
Rehabilitation Therapy Services	10,322	9,613
Medical Staffing Services	1,201	300
Total intersegment revenue	$11,533	$9,913

The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Inpatient Services	$40,793	$19,970
Rehabilitation Therapy Services	2,281	1,650
Medical Staffing Services	2,057	1,827
Net segment income before Corporate	45,131	23,447
Corporate	(27,639)	(14,079)
Net segment income	$17,492	$9,368

Inpatient Services

Net revenues increased $180.9 million, or 83.4%, to $397.8 million for the three months ended June 30, 2007 from $216.9 million for the three months ended June 30, 2006.  The addition of Harborside contributed $164.9 million of the increase.  The remaining increase of $16.0 million was primarily the result of:

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-
an increase of $5.1 million in Medicare revenues driven by a 8.7% increase in Medicare Part A rates and a 10.3% increase in Medicare Part B revenues, which drove $4.7 million and $0.4 million of the increase, respectively;

-	an increase of $5.5 million in Medicaid revenues due primarily to improved rates;

-	a $3.4 million increase in Private revenues due to higher rates, which caused $2.4 million of the increase and higher customer base which drove $1.0 million of the increase;

-	a $3.2 million increase in managed and commercial insurance revenues driven by higher customer base; and

-	an increase of $0.8 million in Hospice revenues,

Offset in part by:

-	a $1.3 million decrease in Medicaid revenues due to lower customer base; and

-	a $0.7 million decrease in other revenues primarily due to lower management fee revenues.

Operating salaries and benefits expenses increased $96.4 million, or 92.1%, to $201.1 million for the three months ended June 30, 2007 from $104.7 million for the three months ended June 30, 2006.  The accretive impact of the Harborside operations contributed $88.3 million of the increase, with the remaining increase of $8.1 million attributable to the following:

-	wage increases and related benefits and taxes of $6.0 million;

-	an increase of $0.7 million in bonus expense;

-	an increase of $0.5 million in paid time-off, including sick, vacation and holiday; and

-	a $0.9 million increase in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $3.0 million, or 66.7% to $7.5 million for the three months ended June 30, 2007 as compared to $4.5 million for the three months ended June 30, 2006.  The addition of Harborside caused an increase of $3.9 million.  The decrease from same store operations of $0.9 million was due to:

-	a decrease of $2.2 million related to workers’ compensation expense driven by a decrease in the number of claims,

Offset in part by:

-	an increase of $1.3 million in general and professional liability insurance due to a larger release of reserves in the second quarter of 2006 based on an actuarial analysis.

Other operating costs increased $42.7 million, or 70.7%, to $103.1 million for the three months ended June 30, 2007 from $60.4 million for the three months ended June 30, 2006.  Approximately $38.7 million of this amount was due to the addition of Harborside.  The remaining increase of $4.0 million was primarily due to:

-	a $2.2 million increase in therapy costs due to an increase in Medicare patients requiring more rehabilitation therapy

-	a $1.3 million increase in supplies, due to higher costs for medical, incontinency and food supplies;

-	a $0.5 million increase in industry dues;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $0.4 million increase in taxes, primarily due to higher provider taxes;

-	a $0.3 million increase in computer maintenance expense;

-	a $0.2 million increase in utilities expense;

Offset in part by:

-	a $0.5 million decrease in pharmacy costs;

-	a $0.4 million decrease in contract nursing labor.

General and administrative expenses increased $3.6 million, or 73.5%, to $8.5 million for the three months ended June 30, 2007 from $4.9 million for the three months ended June 30, 2006.  The addition of the Harborside operations accounted for $2.4 million of the increase with the remaining $1.2 million due primarily to the filling of open positions.

The provision for losses on accounts receivable increased $1.5 million, or 71.4%, to approximately $3.6 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006.  The increase was primarily attributable to the addition of the Harborside operations.

Center rent expense of $22.0 million for the three months ended June 30, 2007 increased $8.3 million, or 60.6%, compared to $13.7 million for the three months ended June 30, 2006, due to $7.7 million of rent expense associated with the acquired Harborside operations and $0.6 million of scheduled rent increases on Sun centers.

Depreciation and amortization increased $5.6 million, or 180.6%, to $8.7 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006. The increase was primarily attributable to the addition of the Harborside centers.

Net interest expense for the three months ended June 30, 2007 was $2.5 million as compared to $3.5 million for the three months ended June 30, 2006.  The decrease of $1.0 million, or 28.6%, was due to the pay down of mortgages, notes payable and industrial revenue bonds.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $1.4 million, or 4.7%, to $31.1 million for the three months ended June 30, 2007 from $29.7 million for the three months ended June 30, 2006.  The revenue increase resulted from our renegotiation of certain non-affiliated customer contract rates.

Operating salaries and benefits expenses increased $0.7 million, or 2.8%, to $25.4 million for the three months ended June 30, 2007 from $24.7 million for the three months ended June 30, 2006. The increase was primarily driven by wage increases coupled with a $0.4 million of decreased costs associated with health insurance.

Other operating costs, including contract labor expenses, decreased $0.1 million, or 5.6%, to $1.7 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006.  The decrease was primarily due to a reduction in contract labor.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $7.5 million, or 34.6%, to $29.2 million for the three months ended June 30, 2007 from $21.7 million for the three months ended June 30, 2006.  The increase was primarily the result of:

-	an increase of $4.9 million attributable to an 24.6% increase in billable hours;

-	an increase of $0.1 million due to an average bill rate per hour increase;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $0.9 million due to an increase in placement of personnel in schools and in temporary placement of physicians;

-	an increase of $2.7 million due to addition of Harborside’s medical staffing business;

offset by

-	a decrease of $1.0 million related to disposed offices.

Operating salaries and benefits expenses were $22.8 million for the three months ended June 30, 2007 as compared to $17.3 million for the three months ended June 30, 2006, an increase of $5.5 million, or 31.8%.  The increase in operating salaries and benefits is to support the increase in revenue.

Other operating costs increased $1.4 million, or 116.7%, to $2.6 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006.  The increase was primarily attributable to lodging stipends and food allowances to be paid as a new form of compensation to help attract new therapists and nurses.

Corporate

General and administrative expenses not directly attributed to segments increased $5.2 million, or 43.0%, to $17.3 million for the three months ended June 30, 2007 from $12.1 million for the three months ended June 30, 2006. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives.  As a percent of consolidated revenues, general and administrative expenses were 3.9% for the three months ended June 30, 2007 compared to 4.7% for the three months ended June 30, 2006.

Interest expense

Interest expense not directly attributed to operating segments increased $8.0 million, or 533.3%, to $9.5 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. The increase was due to the substantial increase in the new debt incurred and assumed in the Harborside acquisition.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenue increased $205.0 million, or 39.8%, to $720.2 million for the six months ended June 30, 2007 from $515.2 million for the six months ended June 30, 2006. We reported net income for the six months ended June 30, 2007 of $17.0 million compared to net income of $8.4 million for the six months ended June 30, 2006.

The increase in net revenue for the 2007 period primarily included $194.7 million of revenue in our Inpatient Services segment, of which $164.9 million is attributable to Harborside with the remainder due to increases in Medicare Part A and Medicaid rates.  The remainder of the increase resulted from $10.0 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours and an increased average billing rate.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $112.1 million, or 38.2% to $405.7 million for the six months ended June 30, 2007 from $293.6 million for the six months ended June 30, 2006.  The addition of Harborside contributed $89.6 million to the increases in our Inpatient Services segment while the remaining increase resulted primarily from $10.2 million of wage increases in our Inpatient Services segment and a $6.9 million increase from our Medical Staffing segment as a direct result of its increase in revenue.

Self insurance for workers’ compensation and general and professional liability insurance increased $1.3 million or 7.3% to $19.1 million (2.7% of net revenues) for the six months ended June 30, 2007 from $17.8 million (3.5% of net revenues) for the six months ended June 30, 2006.  $1.0 million of the increase resulted primarily from the addition of Harborside within our Inpatient Services segment.

Operating administrative expenses increased $3.5 million or 24.0% to $18.1 million for the six months ended June 30, 2007 from $14.6 million for the six months ended June 30, 2006.  The increase was primarily due to a $2.4 million increase

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

attributable to Harborside operations in our Inpatient Services segment and our Inpatient Services segment experiencing a $2.2 million increase due to the strategic addition of certain staff, offset by a decrease of $1.3 million in our Rehabilitation Therapy Services segment due to a labor force reduction to align with our restructured service contract portfolio.

Other operating costs increased $43.6 million or 40.0% to $152.5 million for the six months ended June 30, 2007 from $108.9 million for the six months ended June 30, 2006.  The increase was primarily due to $38.9 million in additional costs due to the addition of Harborside’s operations and a $4.9 million increase in our Inpatient Services segment driven by increased supplies and equipment rental to serve an increased Medicare patient mix.

Center rent expense increased $9.3 million or 33.9% to $36.7 million for the six months ended June 30, 2007 from $27.4 million for the six months ended June 30, 2006, due to $7.7 million of rent expense associated with the acquired Harborside operations and $1.0 million of scheduled rent increases.

General and administrative expenses increased $6.3 million or 26.5% to $30.1 million for the six months ended June 30, 2007 from $23.8 million for the six months ended June 30, 2006.  The increase was primarily due to stock-based compensation and various company initiatives in our Corporate segment.

Depreciation and amortization increased $7.1 million or 107.6% to $13.7 million (1.9% of net revenues) for the six months ended June 30, 2007 from $6.6 million (1.3% of net revenues) for the six months ended June 30, 2006, with $6.7 million of the increase in our Inpatient Services segment primarily attributable to the addition of Harborside centers coupled with additional capital expenditures incurred for center improvement in 2007.

The provision for losses on accounts receivable increased $2.5 million or 69.4% to $6.1 million (0.8% of net revenues) for the six months ended June 30, 2007 from $3.6 million (0.7% of net revenues) for the six months ended June 30, 2006.  The increase, primarily in our Inpatient Services segment, was due to the addition of the Harborside operations coupled with the lesser impact of a slowdown of Medicaid payments due to revised rules associated with Medicaid pending patients.

Net interest expense increased $4.7 million or 50.0% to $14.1 million (2.0% of net revenues) for the six months ended June 30, 2007 from $9.4 million (1.8% of net revenues) for the six months ended June 30, 2006. The increase was attributable to the debt incurred and assumed in the Harborside acquisition offset by a decrease due to the pay down of mortgages, notes payable and industrial revenue bonds, as well as several other existing obligations during the first quarter of 2007.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the		For the
	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006

Inpatient Services	$626,965	87.1%	$432,332	83.9%
Rehabilitation Therapy Services	62,063	8.6	59,134	11.5
Medical Staffing Services	53,153	7.4	43,171	8.4
Corporate	34	-	5	-
Intersegment Eliminations	(21,982)	(3.1)	(19,427)	(3.8)

Total net revenues	$720,233	100.0%	$515,215	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Inpatient Services	$-	$-
Rehabilitation Therapy Services	20,594	18,997
Medical Staffing Services	1,388	430
Total intersegment revenue	$21,982	$19,427

The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Inpatient Services	$57,601	$33,702
Rehabilitation Therapy Services	3,708	100
Medical Staffing Services	3,470	2,799
Net segment income before Corporate	64,779	36,601
Corporate	(40,560)	(27,125)
Net segment income	$24,219	$9,476

Inpatient Services

Net revenues increased $194.7 million, or 45.0%, to $627.0 million for the six months ended June 30, 2007 from $432.3 million for the six months ended June 30, 2006.  The addition of Harborside caused $164.9 million of the increase.  The remaining increase of $29.8 million was primarily the result of:

-	an increase of $9.7 million in Medicaid revenues due primarily to improved rates;

-
an increase of $9.2 million in Medicare revenues driven by a 8.2% increase in Medicare Part A rates and an 18.1% increase in Medicare Part B revenues, which drove $8.9 million and $1.6 million of the increase, respectively, offset by a $1.3 million decrease in Hospital Medicare revenues driven by slightly lower rates and a decrease in customer base;

-	a $7.6 million increase in managed and commercial insurance revenues driven by higher customer base and higher rates which caused $4.1 million and $3.5 million of the increase, respectively;

-	a $5.0 million increase in Private revenues due to higher rates, which caused $3.1 million of the increase and higher customer base which drove $1.9 million of the increase; and

-	an increase of $1.6 million in Hospice revenues;

Offset in part by:

-	a $2.6 million decrease in Medicaid revenues due to lower customer base; and

-	a $0.7 million decrease in other revenues primarily due to lower management fee revenues.

Operating salaries and benefits expenses increased $104.4 million, or 50.1%, to $312.6 million for the six months ended June 30, 2007 from $208.2 million for the six months ended June 30, 2006.  The accretive impact of the Harborside operations contributed $88.3 million of the increase with the remaining increase of $16.1 million attributable to the following:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	wage increases and related benefits and taxes of $11.5 million;

-	an increase of $1.6 million in bonus expense;

-	an increase of $1.5 million in paid time-off, including sick, vacation and holiday; and

-	a $1.5 million increase in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $1.0 million, or 6% to $17.3 million for the six months ended June 30, 2007 as compared to $16.3 million for the six months ended June 30, 2006.  The addition of Harborside contributed an increase of $3.9 million.  The decrease from same store operations of $2.9 million was due to:

-	a decrease of $3.1 million related to workers’ compensation expense driven by a decrease in the number of claims;

Offset in part by:

-	an increase of $0.2 million in general and professional liability insurance due to a larger release of reserves in the second quarter of 2006 based on an actuarial analysis.

Other operating costs increased $44.3 million, or 36.2%, to $166.7 million for the six months ended June 30, 2007 from $122.4 million for the six months ended June 30, 2006.  Approximately $38.7 million of this amount was due to the addition of Harborside.  The remaining increase of $5.6 million was primarily due to:

-	a $4.1 million increase in therapy costs due to an increase in Medicare patients requiring more rehabilitation therapy;

-	a $1.2 million increase in supplies, due to higher costs for pharmacy, incontinency and food supplies;

-	a $0.6 million increase in repairs and maintenance expense both for our centers and information systems; and

-	a $0.5 million increase in industry dues;

-	a $0.2 million increase in utilities expense;

Offset in part by:

-	a $1.0 million decrease in contract nursing labor.

General and administrative expenses increased $4.6 million, or 50.0%, to $13.8 million for the six months ended June 30, 2007 from $9.2 million for the six months ended June 30, 2006.  The addition of the Harborside operations accounted for $2.4 million of the increase with the remaining $2.2 million of increase due to the strategic addition of staff for hospice and clinical reimbursement and the filling of open positions.

The provision for losses on accounts receivable increased $2.5 million, or 71.4%, to approximately $6.0 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006.  The increase was principally attributable to the addition of the Harborside operations coupled with the lesser impact of the slowdown of Medicaid cash receipts as a result of revised rules associated with Medicaid pending patients.

Center rent expense of $36.1 million for the six months ended June 30, 2007 increased $9.3 million, or 34.7%, compared to $26.8 million for the six months ended June 30, 2006, due to $7.7 million of rent expense associated with the acquired Harborside operations and $1.6 million of scheduled rent increases on Sun centers.

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Depreciation and amortization increased $6.6 million, or 124.5%, to $11.9 million for the six months ended June 30, 2007 from $5.3 million for the six months ended June 30, 2006. The increase was primarily attributable to the addition of the Harborside centers coupled with additional capital expenditures incurred for center improvement in 2007.

Net interest expense for the six months ended June 30, 2007 was $5.0 million as compared to $7.0 million for the six months ended June 30, 2006.  The decrease of $2.0 million or 28.6% was due to the pay down of mortgages, notes payable and industrial revenue bonds.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $3.0 million, or 5.1%, to $62.1 million for the six months ended June 30, 2007 from $59.1 million for the six months ended June 30, 2006.  Service volume growth in the affiliated business drove approximately $1.5 million of the increase.  Contract renegotiation and rehab agency business growth drove the remainder of the increase.

Other operating costs, including contract labor expenses, decreased $0.3 million, or 8.1%, to $3.4 million for the six months ended June 30, 2007 from $3.7 million for the six months ended June 30, 2006.  The decrease was primarily due to a reduction in contract labor.

General and administrative expenses, decreased $1.3 million, or 34.2%, to $2.5 million for the six months ended June 30, 2007 from $3.8 million for the six months ended June 30, 2006. The decrease was primarily due to reduction of our labor force in alignment with the adjusted portfolio.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $10.0 million, or 23.1%, to $53.2 million for the six months ended June 30, 2007 from $43.2 million for the six months ended June 30, 2006.  The increase was primarily the result of:

-	an increase of $6.6 million attributable to a 16.6% increase in billable hours;

-	an increase of $0.8 million due to an average bill rate per hour increase;

-	an increase of $1.8 million due to an increase in placement of personnel in schools and physician placement;

-	an increase of $2.7 million due to addition of Harborside’s medical staffing business;

offset by

-	a decrease of $1.8 million related to disposed offices.

Operating salaries and benefits expenses were $41.7 million for the six months ended June 30, 2007 as compared to $34.8 million for the six months ended June 30, 2006, an increase of $6.9 million, or 19.8%. The increase in operating salaries and benefits is to support the increase in revenue.

Other operating costs increased $2.0 million, or 83.3%, to $4.4 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006.  The increase was primarily attributable to lodging stipends and food allowances to be paid as a new form of compensation to help attract new therapists and nurses.

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate

General and administrative expenses not directly attributed to segments increased $6.3 million, or 26.5%, to $30.1 million for the six months ended June 30, 2007 from $23.8 million for the six months ended June 30, 2006. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives.  As a percent of consolidated revenues, general and administrative expenses were 4.2% for the six months ended June 30, 2007 compared to 4.6% for the six months ended June 30, 2006.

Interest expense

Net interest expense not directly attributed to operating segments increased $6.7 million, or 279.2%, to $9.1 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006. The increase was due to the debt incurred and assumed in the Harborside acquisition.

Liquidity and Capital Resources

For the three months and six months ended June 30, 2007, our net income was $13.0 million and $17.0 million, respectively.  As of June 30, 2007, our working capital was $66.7 million. As of June 30, 2007, we had cash and cash equivalents of $84.5 million, $722.2 million in borrowings and $35.0 million available to us for additional borrowing.

In April 2007, we completed the acquisition of Harborside effective April 1, 2007.  We acquired all the outstanding stock of Harborside and refinanced or assumed Harborside’s debt. In connection with the acquisition of Harborside, we entered into the Credit Agreement. The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015, were used to purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the debt of Harborside and replace our Revolving Credit Facility. The Credit Agreement, which provides for an initial interest rate of reserve adjusted LIBOR plus 2%, also has provided or will provide funds for previously-exercised options related to the purchase of nine skilled nursing centers, as well as additional liquidity and a letter of credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Credit Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months. We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash Flows

During the three months ended June 30, 2007, net cash provided by operating activities increased by $53.3 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in net income of $5.7 million, (ii) our quarter-over-quarter increase in working capital changes of $40.7 million and (iii) a $6.8 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses.

Credit and Loan Agreements

In April 2007, we entered into the Credit Agreement in connection with the acquisition of Harborside.  The Credit Agreement, which is secured by substantially all of our assets, provides for $310.0 million in term loans, $55.0 million in delayed draw term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. Availability of amounts under the Credit Agreement is subject to compliance with financial covenants.

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

On July 24, 2007, we entered into an interest rate swap agreement with Credit Suisse for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100 million and has term of three years.  Settlement occurs on a quarterly basis, which is based upon floating rate of LIBOR plus 2.0% and an annual fixed rate of 7.388%.

Other Debt

On April 12, 2007, we issued $200.0 million of the Notes, which are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries.  The Notes mature on April 15, 2015, and we are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium as per the terms of the Notes.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes are secured by the assets of Sun Healthcare Group, Inc. and certain of our subsidiaries.  The Notes accrue interest at an annual rate of 9.125%.  The notes pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date of the Notes.

Of the $32.8 million current portion of long-term debt as of June 30, 2007, $0.8 million represents Clipper debt.

Capital Expenditures

We incurred total net capital expenditures related primarily to improvements at existing centers, as reflected in the segment reporting, of $7.7 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively.  Capital expenditures for the six months ended June 30, 2007 and 2006 were $15.0 million and $8.6 million, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							June 30,	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 (1)	2006 (1)
	(Dollars in thousands)

Fixed rate debt (2)	$25,211	$3,919	$3,701	$11,557	$21,723	$277,896	$344,007	$317,383	$126,728
Rate	7.6%	8.6%	8.4%	8.5%	6.4%	8.6%
Variable rate debt	$8,467	$7,272	$3,592	$14,419	$3,414	$341,053	$378,217	$352,202	$34,714
Rate	7.6%	7.8%	7.4%	7.8%	7.4%	7.4%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $49.8 million related to the consolidation of Clipper as of June 30, 2007 and $50.1 million as of December 31, 2006. (See "Note 6 - Variable Interest Entities.")

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Disclosure controls  and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms and is accumulated  and communicated to the issuer's management, including its principal

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2007.  As discussed in Part II, Item 9A. “Controls and Procedures” of our 2006 Form 10-K/A, management was informed that the control deficiency related to the accounting for lease escalation clauses constituted a material weakness and that our internal control over financial reporting was therefore not effective as of December 31, 2006. As further discussed in our 2006 Form 10-K/A, Part II, Item 9A. “Changes to Internal Control over Financial Reporting,” the review process for new and/or modified lease agreements was enhanced by subjecting such agreements to a more thorough and detailed review, thereby remediating the material weakness so that ongoing internal controls are effective. No other change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which two subsidiaries of American International Group (“AIG”) are parties.  The action seeks, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy.  That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy.  If we prevail in this action, such a judicial determination could result in an award of damages to us and could eliminate a portion of our self-insured liabilities for general and professional liability claims.  We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation.

We have agreed with the other parties to the litigation, pursuant to statutory authorization and in order to streamline reaching a decision, that the matter would be referred to a retired judge to adjudicate all aspects of the case.  The parties retain all rights of appeal.  Discovery and other proceedings pursuant to this referral have commenced and are ongoing.  At an evidentiary hearing that is scheduled to take place in March and April 2008, the judge will review evidence as to the interpretation of the insurance policy.

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

        SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

acquisitions and other general corporate requirements; and making us more vulnerable to general adverse economic and industry conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of our stockholders was held on May 17, 2007.

(b)   Gregory S. Anderson, Tony M. Astorga, Christian K. Bement, Michael J. Foster, Barbara B. Kennelly, Steven M. Looney, Richard K. Matros, and Milton J. Walters were each elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in 2008. The following table sets forth the number of votes cast for and withheld for each director elected at the annual meeting:

Director	For	Withheld
Gregory S. Anderson	37,267,451	133,932
Tony M. Astorga	37,224,881	176,502
Christian K. Bement	35,627,769	1,773,614
Michael J. Foster	37,149,728	251,655
Barbara B. Kennelly	37,220,287	181,096
Steven M. Looney	37,269,559	131,824
Richard K. Matros	37,021,520	379,863
Milton J. Walters	37,262,964	138,419

(c)   The other matters voted at the meeting and the results were as follows:

1.	Amendment of Sun’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 125,000,000.

For	Against	Abstain
35,157,908	2,239,412	4,061

2.	Ratification of the appointment of Ernst & Young LLP as our independent public accountants for the fiscal year ended December 31, 2007.

For	Against	Abstain
37,382,544	13,399	5,439

(d)   Not applicable.

ITEM 6. EXHIBITS

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer and Chief Financial Officer

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

August 2, 2007