Form 10-Q
period 2007-09-30
SUN HEALTHCARE GROUP INC
filed 2007-11-01
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2007

or

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

As of October 31, 2007, there were 43,127,265 shares of the Registrant's $.01 par value Common Stock outstanding, inclusive of 10,182 shares of treasury stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
		3-4
	Consolidated Balance Sheets (unaudited)
	As of September 30, 2007
	As of December 31, 2006

	Consolidated Statements of Operations (unaudited)	5-6
	For the three months ended September 30, 2007 and 2006
	For the nine months ended September 30, 2007 and 2006

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended September 30, 2007 and 2006
	For the nine months ended September 30, 2007 and 2006

	Notes to Consolidated Financial Statements (unaudited)	8-39

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40-55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	56

Item 5.	Other Information	56

Item 6.	Exhibits	56-57

Signature		58

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
___________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
(unaudited)

	September 30, 2007	December 31, 2006
		(Note 1)
Current assets:
Cash and cash equivalents	$85,053	$131,935
Restricted cash	40,318	32,752
Accounts receivable, net of allowance for doubtful accounts
of $44,487 and $24,866 at September 30, 2007
and December 31, 2006, respectively	184,458	117,091
Inventories	6,966	4,808
Other receivables, net of allowance for doubtful accounts
of $1,870 and $3,064 at September 30, 2007 and
December 31, 2006, respectively	3,383	2,211
Assets held for sale	12,487	7,173
Prepaid expenses	7,113	3,304

Total current assets	339,778	299,274

Property and equipment, net of accumulated depreciation and
amortization of $72,294 and $48,233 at September 30, 2007 and
December 31, 2006, respectively	691,665	217,544
Intangible assets, net of accumulated amortization of $5,161 and
$6,799 at September 30, 2007 and December 31, 2006,
respectively	31,741	13,691
Goodwill	225,764	55,092
Restricted cash, non-current	6,873	29,083
Other assets, net	7,115	6,739

Total assets	$1,302,936	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	September 30, 2007	December 31, 2006
		(Note 1)
Current liabilities:
Accounts payable	$52,578	$43,400
Accrued compensation and benefits	61,954	42,723
Accrued self-insurance obligations, current portion	46,772	48,689
Income taxes payable	11,008	8,799
Liabilities held for sale	4,038	1,672
Other accrued liabilities	77,499	33,736
Current portion of long-term debt:
Company obligations	26,778	22,780
Clipper partnerships	812	736
Capital leases, current	832	494

Total current liabilities	282,271	203,029

Accrued self-insurance obligations, net of current portion	112,622	81,559
Long-term debt, net of current portion:
Company obligations	643,901	100,067
Clipper partnerships	48,774	49,392
Capital leases, net of current	891	696
Unfavorable lease obligations, net of accumulated amortization of $13,077 and $13,558 at September 30, 2007 and
December 31, 2006, respectively	13,061	13,423
Other long-term liabilities	26,778	26,712
Deferred income taxes	2,412	2,412

Total liabilities	1,130,710	477,290

Commitments and contingencies

Minority interest	420	-

Stockholders' equity:
Preferred stock of $.01 par value, authorized
10,000,000 shares, no shares were issued or outstanding as of
September 30, 2007 and December 31, 2006	-	-
Common stock of $.01 par value, authorized
125,000,000 shares, 43,104,013 shares issued and 43,093,831
shares outstanding as of September 30, 2007 and 42,889,918
shares issued and 42,879,736 shares outstanding as of
December 31, 2006	431	429
Additional paid-in capital	560,916	553,275
Accumulated deficit	(387,322)	(409,480)
Accumulated other comprehensive loss	(2,128)	-
	171,897	144,224
Less:
Common stock held in treasury, at cost, 10,182 shares
as of September 30, 2007 and December 31, 2006	(91)	(91)
Total stockholders' equity	171,806	144,133
Total liabilities and stockholders' equity	$1,302,936	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the
	Three Months Ended
	September 30, 2007	September 30, 2006

Total net revenues	$439,570	$252,777
Costs and expenses:
Operating salaries and benefits	250,063	146,023
Self-insurance for workers' compensation and general and
professional liability insurance	16,028	11,772
Operating administrative expenses	10,267	6,376
Other operating costs	91,199	50,993
Center rent expense	18,832	13,337
General and administrative expenses	16,877	12,580
Depreciation and amortization	10,051	4,941
Provision for losses on accounts receivable	3,455	2,270
Interest, net of interest income of $604 and $170, respectively	14,841	4,697
Loss (gain) on sale of assets, net	12	(87)
Loss on contract termination	-	975
Total costs and expenses	431,625	253,877

Income (loss) before income taxes and discontinued operations	7,945	(1,100)
Income tax expense (benefit)	2,800	(169)
Income (loss) from continuing operations	5,145	(931)

Discontinued operations:
Loss from discontinued operations, net of related taxes	(578)	(83)
Gain (loss) on disposal of discontinued operations, net of related
taxes	629	(180)
Gain (loss) from discontinued operations, net	51	(263)

Net income (loss)	$5,196	$(1,194)

Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.12	$(0.03)
Income (loss) from discontinued operations, net	-	(0.01)
Net income (loss)	$0.12	$(0.04)

Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.12	$(0.03)
Income (loss) from discontinued operations, net	-	(0.01)
Net income (loss)	$0.12	$(0.04)

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,114	31,345
Diluted	44,266	31,345

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the
	Nine Months Ended
	September 30, 2007	September 30, 2006

Total net revenues	$1,136,758	$746,461
Costs and expenses:
Operating salaries and benefits	646,692	431,812
Self-insurance for workers' compensation and general and
professional liability insurance	34,505	28,965
Operating administrative expenses	28,353	21,007
Other operating costs	234,411	151,172
Center rent expense	53,280	38,813
General and administrative expenses	47,008	36,354
Depreciation and amortization	23,643	11,497
Provision for losses on accounts receivable	9,059	5,818
Interest, net of interest income of $2,929 and $439, respectively	28,901	14,140
Loss on sale of assets, net	23	156
Loss on extinguishment of debt, net	19	-
Loss on contract termination	-	975
Total costs and expenses	1,105,894	740,709

Income before income taxes and discontinued operations	30,864	5,752
Income tax expense	11,331	2,408
Income from continuing operations	19,533	3,344

Discontinued operations:
Income from discontinued operations, net of related taxes	1,999	4,284
Gain (loss) on disposal of discontinued operations, net of related taxes	626	(375)
Income from discontinued operations, net	2,625	3,909

Net income	$22,158	$7,253

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.46	$0.11
Income from discontinued operations, net	0.07	0.12
Net income	$0.53	$0.23

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.45	$0.11
Income from discontinued operations, net	0.06	0.12
Net income	$0.51	$0.23

Weighted average number of common and common
Equivalent shares outstanding:
Basic	42,072	31,252
Diluted	43,068	31,338

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income (loss)	$5,196	$(1,194)	$22,158	$7,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation	7,654	3,582	17,393	7,645
Amortization	2,482	1,796	6,508	5,153
Amortization of favorable and unfavorable lease intangibles	(193)	(376)	(602)	(1,134)
Provision for losses on accounts receivable	3,520	2,823	9,780	7,215
(Gain) loss on disposal of discontinued operations, net	(629)	180	(626)	375
Loss (gain) on sale of assets	12	(87)	23	156
Minority interest	-	-	50	-
Restricted stock and share-based stock option compensation	990	732	2,684	1,739
Other, net	(479)	(15)	(590)	15
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,647	5,756	(3,590)	(11,962)
Inventories	-	(7)	-	(2)
Other receivables, net	(1,588)	466	602	(997)
Restricted cash	(343)	(3,581)	1,274	(3,869)
Prepaids and other assets	4,057	3,594	11,158	(362)
Accounts payable	(10,378)	(2,673)	(17,221)	(1,449)
Accrued compensation and benefits	8,701	1,898	14,910	(2,676)
Accrued self-insurance obligations	(1,082)	3,882	(7,910)	(5,918)
Income taxes payable	930	(82)	8,317	6,746
Other accrued liabilities	1,386	(4,197)	17,066	(6,250)
Other long-term liabilities	(220)	403	(3,387)	1,613
Net cash provided by operating activities	25,663	12,900	77,997	3,291

Cash flows from investing activities:
Capital expenditures	(8,372)	(5,458)	(23,327)	(14,083)
Exercise of real estate purchase option	(2,984)	-	(33,220)	-
Proceeds from sale of assets held for sale	500	942	5,989	942
Acquisitions, net of cash acquired	7,432	(3,120)	(361,083)	(3,356)
Accrued acquisition costs	-	-	3,585	-
Insurance proceeds received	-	150	-	150
Proceeds from sale/leaseback	-	-	-	838
Net cash used for investing activities	(3,424)	(7,486)	(408,056)	(15,509)

Cash flows from financing activities:
Net (repayments) borrowings under Revolving Credit Agreement	(15,000)	(1,486)	(9,994)	24,368
Long-term debt borrowings	-	-	327,000	11,636
Long-term debt repayments	(6,568)	(2,655)	(40,708)	(23,219)
Principal payments under capital lease obligations	(271)	(819)	(929)	(853)
Net proceeds from exercise of employee stock options	116	320	781	499
Distribution of partnership equity	-	-	(511)	(123)
Release of third-party collateral	-	-	25,640	-
Distribution of minority interest	-	-	(57)	-
Deferred financing costs	-	-	(18,045)	-
Net cash (used for) provided by financing activities	(21,723)	(4,640)	283,177	12,308

Net increase (decrease) in cash and cash equivalents	516	774	(46,882)	90
Cash and cash equivalents at beginning of period	84,537	15,957	131,935	16,641
Cash and cash equivalents at end of period	$85,053	$16,731	$85,053	$16,731

Supplemental Disclosures of Non-cash Investing and Financing Activities:
For the three months ended September 30, 2007, in connection with the exercise of a real estate purchase option, we assumed a mortgage payable of $20,901 and reduced a note receivable by $2,889.  For the nine months ended September 30, 2007, also in connection with the exercise of real estate purchase options, we assumed mortgages payable of $29,825 and reduced notes receivable by $7,487.  See “Note 2 – Acquisition” for non-cash activity related to the Harborside acquisition.

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Business

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 213 long-term care centers in 25 states as of September 30, 2007.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements present fairly our financial position at September 30, 2007, and the consolidated results of our operations and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively.  We believe that all adjustments are of a normal and recurring nature with the exception of certain purchase accounting adjustments made in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) (see “Note 2 – Acquisitions”). These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “2006 Form 10-K/A”).

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

In accordance with SFAS No. 109, Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year.  The estimate of our effective income tax rate requires significant judgments regarding any utilization of deferred tax assets and the reduction in the related valuation allowance.  Any reduction in the portion of the valuation allowance that was established in fresh-start

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

accounting when we emerged from bankruptcy in February 2002 will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Any reduction in the portion of the valuation allowance that was established after our emergence from bankruptcy will result in either a reduction of our income tax expense or as an adjustment to goodwill recorded in purchase accounting.

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

Significant Accounting Policy – Interest Rate Swap Agreements

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”).  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, all changes in fair value are recognized through Other Comprehensive Income.  Ineffectiveness, if any, would be recognized in earnings.

Reclassifications and Adjustments

Certain reclassifications of assets, liabilities, income and expense have been made to the prior period financial statements to conform to the 2007 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2006 (see “Note 5 – Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the accompanying consolidated financial statements.

As discussed in our 2006 Form 10-K/A, we recorded a $2.5 million non-cash charge to pre-tax earnings for the year ended December 31, 2006, to account for certain lease rate escalation clauses pursuant to the adoption of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”).  Consistent with the requirements of SAB 108, this adjustment has been allocated to the appropriate 2006 quarter in the accompanying consolidated financial statements.

(2)  Acquisition

In October 2006, we entered into an agreement to acquire all of the outstanding stock of Harborside Healthcare Corporation (“Harborside”), a privately-held healthcare company based in Boston, Massachusetts that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states.  On April 19, 2007, we acquired Harborside by purchasing all the outstanding Harborside stock for $394.4 million.  In addition to the purchase price paid for Harborside, the former shareholders of Harborside are entitled to a distribution of cash in an amount equal to the future tax benefits realized by us, if any, from the deductibility of specified employee compensation and unamortized debt costs related to Harborside.  In connection with the acquisition of Harborside, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”). The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes (the “Notes”) due 2015, were used to purchase all of the outstanding stock of Harborside, refinance certain of the Harborside debt and replace our prior revolving credit facility. Harborside's results of operations have been included in the consolidated financial statements since April 1, 2007.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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
$590,288

Under the purchase method of accounting, the total purchase price, as shown in the table above, was preliminarily allocated to Harborside’s net tangible and intangible assets based upon their estimated fair values as of April 1, 2007. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangibles assets acquired because we believed the acquisition of Harborside would create the following benefits:  (1) increase the scale of our operations, thus leveraging our corporate and regional infrastructure; (2) improve our payor mix with increased revenue derived from Medicare; (3) increase our services to high-acuity patients for whom we are reimbursed at higher rates; (4) increase our percentage of owned skilled nursing centers; and (5) increase our presence in four states and expand into six contiguous states.

The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the effective acquisition date, with amounts exceeding fair values being recorded as goodwill.  The allocation process requires an analysis of acquired fixed assets, contracts, contractual commitments, legal contingencies and brand value to identify and record the fair value of assets acquired and liabilities assumed.  In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to:  future expected discounted cash flows for trade names and customer relationships; current replacement cost for similar capacity and obsolescence for certain fixed assets; comparable market rates for contractual obligations and certain investments, real estate, and liabilities; expected settlement amounts for litigation and contingencies, including self-insurance reserves; and appropriate discount rates and growth rates.  The purchase price allocation for the Harborside acquisition has been prepared on a preliminary basis and is subject to finalization once we have completed our analysis of the facts and circumstances existing at the acquisition date and the valuation of assets acquired and liabilities assumed. Once the valuation of Harborside’s assets and liabilities, including lease intangibles and insurance reserves for general and professional and workers’ compensation liabilities, is completed, we will adjust the purchase price allocation to reflect the final values.  We expect to finalize our valuations by the end of 2007.  Changes to the valuation may result in adjustments to the fair value of property and equipment, certain identifiable intangible assets acquired, deferred taxes, depreciation and amortization, all of which may include material adjustments to goodwill.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

   The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Net working capital	$37,912
Property and equipment	404,527
Identifiable intangible assets	5,258
Goodwill	171,159
Other long-term assets	16,032
Total assets acquired	634,888

Debt	22,858
Other long-term liabilities	21,742
Total liabilities assumed	44,600

Net assets acquired	$590,288

Preliminarily, we have identified $5.3 million in intangible assets in connection with the Harborside acquisition, of which $5.0 million represented an initial estimated value for favorable lease intangibles, and $0.3 million represented deferred financing costs., We have preliminarily assigned an amortization period for the lease intangibles of approximately seven years. The $171.2 million in goodwill has been initially assigned to the Inpatient Services segment and none of the goodwill is expected to be deductible for tax purposes.  Preliminarily, net deferred tax assets, for which a full valuation allowance was recognized, were recorded with the acquisition.

The following unaudited summarized pro forma results of operations for the three and nine months ended September 30, 2007 and 2006, assume that the Harborside acquisition occurred at the beginning of each of the periods presented (information for the three months ended September 30, 2007 are the actual results of operation for that period).  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(actual)	(pro forma)	(pro forma)	(pro forma)

Revenues	$439,570	$416,724	$1,299,325	$1,226,473
Costs and expenses:
Operating costs	387,889	372,828	1,148,366	1,094,976
Center rent expense	18,832	20,049	60,233	61,240
Depreciation and amortization	10,051	9,262	28,396	24,561
Interest, net	14,841	8,670	33,546	24,871
Non-operating costs	12	889	41	1,130
Total costs and expenses	431,625	411,698	1,270,582	1,206,778

Income before income taxes and
discontinued operations	7,945	5,026	28,743	19,695
Income tax expense	2,800	1,637	10,511	4,519
Income from continuing operations	5,145	3,389	18,232	15,176
Income (loss) from discontinued operations, net	51	(685)	2,060	2,458
Net income	$5,196	$2,704	$20,292	$17,634

Earnings per share:
Basic:
Income from continuing operations	$0.12	$0.08	$0.43	$0.36
Net income	$0.12	$0.06	$0.48	$0.42

Diluted:
Income from continuing operations	$0.12	$0.08	$0.42	$0.35
Net income	$0.12	$0.06	$0.47	$0.41

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

On April 19, 2007, we terminated an existing credit facility in conjunction with our entering into a new Credit Agreement in connection with our acquisition of Harborside (see “Note 2 - Acquisition”).  The new Credit Agreement provided for $310.0 million in term loans, $55.0 million in delayed draw term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is secured by our assets and the assets of most of our subsidiaries.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

  Amounts borrowed under the term loan facilities are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facilities outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.

On July 24, 2007, we entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100 million and has term of three years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 5.388%.

The interest rate swap agreement qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge.  Hedge effectiveness testing for the three and nine months ended September 30, 2007, indicates that the swap is a fully effective hedge and as such, the derivative mark-to-market adjustment resulted in decreased other comprehensive income of $2.1 million.

(4)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2007	December 31, 2006

Revolving credit agreement	$-	$10,000
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.7% to 11.1%, collateralized by various centers (1)(2)	178,848	153,627
Term loan agreement	341,417	-
Senior subordinated notes	200,000	-
Capital leases (3)	1,723	1,190
Other long-term debt	-	4,693
Industrial revenue bonds	-	4,655
Total long-term obligations	721,988	174,165
Less amounts due within one year	(28,422)	(24,010)
Long-term obligations, net of current portion	$693,566	$150,155

(1)	Includes fair value premium of $0.2 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005 and $0.6 million related to the acquisition of Harborside in April 2007.
(2)
Includes $49.6 million and $50.1 million related to the consolidation of nine partnerships in which we own a minority interest (“Clipper”) as of September 30, 2007 and December 31, 2006, respectively (see “Note 6 - Variable Interest Entities”).

(3)	Excludes $0.8 million, at December 31, 2006, reclassified to liabilities held for sale (See “Note 5 – Discontinued Operations and Assets and Liabilities Held for Sale”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The scheduled or expected maturities of long-term debt, excluding premiums, as of September 30, 2007, were as follows (in thousands):

2008	$28,422
2009	11,493
2010	15,699
2011	18,429
2012	25,509
Thereafter	621,634
$721,186

Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  $812, $873, $932, $994, $1,054, and $44,922 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively (see “Note 6 - Variable Interest Entities”).

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

We sold our remaining laboratory and radiology services operations in the second quarter of 2007 for $2.5 million plus the working capital value of $0.7 million as of April 30, 2007. Final settlement occurred during the three months ended September 30, 2007, which is reflected as an additional gain on disposal of discontinued operations of $1.0 million in the accompanying consolidated statements of operations.

In October 2007, we sold our 75% interest in a home health services subsidiary, which we acquired as part of the Harborside acquisition, for $1.6 million. The results of operations for this subsidiary for the third quarter of 2007 were included in our discontinued operations.

Other discontinued operations are principally comprised of certain operations of a regional therapy program, which we consider non-core to our business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(b) Assets and Liabilities Held for Sale

As of September 30, 2007, assets held for sale consisted of (i) our home health services subsidiary, with a net carrying amount of $1.6 million, consisting of $1.9 million in assets, offset in part by $0.3 million in liabilities, (ii) a skilled nursing center with a net carrying amount of $1.0 million, consisting of $1.3 million in assets, offset in part by $0.3 million in liabilities, (iii) two hospitals with a net carrying amount of $5.0 million, consisting of $8.4 million in assets, offset in part by $3.4 million in liabilities, and (iv) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.  As mentioned above, we sold our interest in our home health services subsidiary in October 2007.

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

The two hospitals and one skilled nursing center classified into discontinued operations during the three months ended September 30, 2007, provided net revenues for the three months ending September 30, 2007 and 2006, of $10,521 and $9,341, respectively.  Pre-tax loss for the three months ending September 30, 2007 and 2006, were $487 and $122, respectively.  Net revenues for the nine months ending September 30, 2007 and 2006, were $33,566 and $30,872, respectively, while pre-tax income for the nine months ending September 30, 2007 and 2006, were $802 and $2,259, respectively.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the
	Three Months Ended
	September 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$10,419	$-	$1,298	$4,478	$16,195

(Loss) income from discontinued
operations, net (1)	$(427)	$(42)	$(412)	$303	$(578)
(Loss) gain on disposal of
discontinued operations, net (2)	(358)	992	-	(5)	629
(Loss) income on discontinued
operations, net	$(785)	$950	$(412)	$298	$51

(1) Net of related tax benefit of $314
(2) Net of related tax expense of $342

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	For the
	Three Months Ended
	September 30, 2006
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$12,869	$3,764	$15,391	$4,383	$36,407

Income (loss) from discontinued
operations, net (1)	$(606)	$(87)	$355	$255	$(83)
Loss on disposal of
discontinued operations, net (2)	(42)	-	(125)	(13)	(180)
Income (loss) on discontinued
operations, net	$(648)	$(87)	$230	$242	$(263)

(1) Net of related tax expense of $327
(2) Net of related tax expense of $0

	For the
	Nine Months Ended
	September 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$36,382	$5,360	$2,941	$13,726	$58,409

Income (loss) from discontinued
operations, net (1)	$2,157	$109	$(827)	$560	$1,999
(Loss) gain on disposal of
discontinued operations, net (2)	(1,001)	1,597	41	(11)	626
Income (loss) on discontinued
operations, net	$1,156	$1,706	$(786)	$549	$2,625

(1) Net of related tax expense of $386
(2) Net of related tax expense of $341

	For the
	Nine Months Ended
	September 30, 2006
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$44,622	$11,171	$46,160	$15,906	$117,859

Income (loss) from discontinued
operations, net (1)	$1,572	$(305)	$1,018	$1,999	$4,284
Loss on disposal of
discontinued operations, net(2)	(19)	(211)	(125)	(20)	(375)
Income (loss) on discontinued
operations, net	$1,553	$(516)	$893	$1,979	$3,909

(1) Net of related tax expense of $2,572
(2) Net of related tax benefit of $86

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

As of September 30, 2007, we currently own 15.5% of the voting interest in nine Clipper entities, each of which owns one center that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  We have paid an aggregate option purchase price for the first three option exercises of $0.9 million through September 30, 2007.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

We have concluded that Clipper meets the definition of a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $7.7 million of the option value in other long-term liabilities in our consolidated balance sheets.  The remaining $2.1 million is recorded as current in other accrued liabilities in our consolidated balance sheets.  We have not recorded any minority interest associated with the 84% interest in which we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46R, we have eliminated center rent expense of $0.7 million and $0.9 million for each of the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $2.6 million for each of the nine months ended September 30, 2007 and 2006, respectively, and included $49.6 million and $50.1 million of mortgage debt of Clipper in our consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively, although we own less than 16% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following provides the balance sheet impact of Clipper upon consolidation as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$566	$546
Other receivables	78	565
Restricted cash, current	1,562	767
Prepaids and other assets	47	126
Total current assets	2,253	2,004

Property and equipment, net:
Land	6,171	6,171
Land improvements	30	34
Buildings	34,340	35,034
Building improvements	2,689	2,830
Equipment	159	185
Total property and equipment, net	43,389	44,254

Favorable lease intangibles, net	7,541	9,122
Intercompany	4,836	4,836

Total assets	$58,019	$60,216

Current liabilities:
Mortgages, current	$812	$736
Other accrued liabilities	2,333	597
Total current liabilities	3,145	1,333

Mortgages, net of current	48,774	49,392
Other long-term liabilities	15,163	16,464
Total long-term liabilities	63,937	65,856

Total liabilities	67,082	67,189

Stockholders' deficit:
Accumulated deficit	(9,063)	(6,973)

Total liabilities and stockholders' deficit	$58,019	$60,216

For the three months ended September 30, 2007, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $0.4 million comprised of a $0.8 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense. For the three months ended September 30, 2006, the consolidation of Clipper included a net loss of $0.5 million comprised of a $1.0 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.9 million credit to rent expense.

For the nine months ended September 30, 2007, the consolidation of Clipper resulted in the recording in our financial statements of a net loss of $1.2 million comprised of a $2.3 million charge to interest expense, and a $1.2 million charge to depreciation expense, partially offset by a $1.9 million credit to rent expense and a $0.4 million credit to taxes and other expense. For the nine months ended September 30, 2006, the consolidation of Clipper included a net loss of $1.4 million comprised of a $2.9 million charge to interest expense, a $1.0 million charge to depreciation expense, and a $0.1 million charge to taxes and other expense, partially offset by a $2.6 million credit to rent expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(7)  Commitments and Contingencies

(a)  Insurance

Prior to January 1, 2000, the maximum loss exposure with respect to the third-party insurance policies was $100,000 per claim for general and professional liability.  For the period of January 1, 2000 through December 31, 2002, limits under the occurrence-based general and professional liability policy were $1.0 million per claim, $3.0 million annual aggregate per location, and a $50.0 million excess policy for claims in excess of $3.0 million.  For the period of January 1, 2003 to present, we rely upon self-funded insurance programs for general and professional liability with limits of $3.0 million per occurrence, $3.0 million per location aggregate, a $5.0 million excess policy for claims in excess of $5.0 million, and a $40.0 million excess policy for claims in excess of $10.0 million.  The Harborside operations (other than in Florida), which were acquired in April 2007, have a self-funded insurance program for general and professional liability claims with limits of $10.0 million, and an excess policy with a $25 million aggregate limit for general liability and a $10.0 million sub-limit for professional liability for claims in excess of $10.0 million.  The Harborside operations in Florida are separately insured for general and professional liability claims with limits of $25,000 per occurrence and $250,000 policy aggregate.  The Peak operations (other than in Oklahoma), which were acquired in December 2005, had general and professional insurance programs with limits of $1.0 million per occurrence and $3.0 million annual aggregate, and a $100,000 per occurrence deductible for claims reported from 2003 until December 2005.  Peak locations in Oklahoma had limited or no insurance coverage in effect prior to December 2005.  Peak locations, including Oklahoma operations, were added to our general and professional liability programs effective December 9, 2005.  Insurance coverage for punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions and our insurance coverages. There can be no assurance that we will not be liable for punitive damages awarded in litigation in which insurance coverage is not available.

With the exception of state-controlled workers’ compensation plans, our workers’ compensation risks are insured through high-retention insurance policies with third parties.

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

During June 2007, we determined that the previous estimates for general and professional liability reserves for accident years prior to 2007 were overstated, based on currently available information, by $5.5 million or approximately 7.3%.  Of that amount, $4.0 million related to continuing operations and $1.5 million related to discontinued operations. There were no large or unusual settlements or significant new claims during the period.  Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by emergence of fewer than expected incurred but not reported claims.  In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

We also determined during June 2007 that the previous estimates for workers’ compensation reserves for accident years prior to 2007 were overstated, based on currently available information, by $3.5 million or approximately 6.8%.  Of that amount, $2.0 million related to continuing operations and $1.5 million related to discontinued operations.  While certain of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  The primary reason for the reduction in prior period’s reserves was more favorable development due to better experience resulting from our risk management programs in our centers and an overall improvement in our industry’s loss experience.

Activity in our insurance reserves as of and for the nine months ending September 30, 2007 and 2006 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2006	$86,454	$56,106	$142,560
Current year provision, continuing operations	7,289	5,073	12,362
Current year provision, discontinued operations	490	843	1,333
Claims paid, continuing operations	(2,364)	(1,896)	(4,260)
Claims paid, discontinued operations	(2,657)	(751)	(3,408)
Amounts paid for administrative services and other	(546)	(1,634)	(2,180)
Balance as of March 31, 2006	88,666	57,741	146,407

Current year provision, continuing operations	6,306	3,895	10,201
Current year provision, discontinued operations	468	704	1,172
Prior year reserve adjustments, continuing operations	(5,370)	-	(5,370)
Prior year reserve adjustments, discontinued
operations	(2,630)	-	(2,630)
Claims paid, continuing operations	(3,141)	(5,416)	(8,557)
Claims paid, discontinued operations	(2,018)	(2,453)	(4,471)
Amounts paid for administrative services and other	(2,451)	(825)	(3,276)
Balance as of June 30, 2006	79,830	53,646	133,476

Current year provision, continuing operations	7,247	4,525	11,772
Current year provision, discontinued operations	418	684	1,102
Claims paid, continuing operations	(4,509)	(2,356)	(6,865)
Claims paid, discontinued operations	(2,058)	(1,370)	(3,428)
Amounts paid for administrative services and other	791	472	1,263
Balance as of September 30, 2006	$81,719	$55,601	$137,320

Balance as of January 1, 2007	$75,078	$51,521	$126,599
Current year provision, continuing operations	6,305	3,981	10,286
Current year provision, discontinued operations	234	313	547
Claims paid, continuing operations	(1,849)	(2,276)	(4,125)
Claims paid, discontinued operations	(2,938)	(1,172)	(4,110)
Amounts paid for administrative services and other	(1,963)	(1,060)	(3,023)
Balance as of March 31, 2007	74,867	51,307	126,174

Current year provision, continuing operations	7,986	6,157	14,143
Current year provision, discontinued operations	153	268	421
Prior year reserve adjustments, continuing operations	(3,962)	(1,994)	(5,956)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Prior year reserve adjustments, discontinued
operations	(1,538)	(1,506)	(3,044)
Claims paid, continuing operations	(3,277)	(4,405)	(7,682)
Claims paid, discontinued operations	(1,430)	(926)	(2,356)
Amounts paid for administrative services and other	(1,472)	(1,290)	(2,762)
Reserve established through purchase accounting	17,796	14,352	32,148
Balance as of June 30, 2007	89,123	61,963	151,086

Current year provision, continuing operations	8,591	7,437	16,028
Current year provision, discontinued operations	151	213	364
Claims paid, continuing operations	(4,974)	(4,271)	(9,245)
Claims paid, discontinued operations	(1,990)	(1,145)	(3,135)
Amounts paid for administrative services and other	(1,267)	(2,508)	(3,775)
Balance as of September 30, 2007	$89,634	$61,689	$151,323

A summary of the assets and liabilities related to insurance risks at September 30, 2007 and December 31, 2006 is as indicated (in thousands):

	September 30, 2007				December 31, 2006
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,497	$18,187	$21,684	|	$4,311	$21,073	$25,384
Non-current	-	3,755	3,755	|	-	25,977	25,977
Total	$3,497	$21,942	$25,439	|	$4,311	$47,050	$51,361
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$20,515	$18,187	$38,702	|	$23,967	$21,073	$45,040
Non-current	69,119	43,502	112,621	|	51,111	30,448	81,559
Total	$89,634	$61,689	$151,323	|	$75,078	$51,521	$126,599

(1)
Total restricted cash excluded $21,752 and $10,474 at September 30, 2007 and December 31, 2006, respectively, held for bank collateral, various mortgages, bond payments and reserves for capital expenditures required by HUD guaranteed mortgages.  Additionally, in May 2007, we experienced a decrease in our restricted cash in conjunction with a $25.6 million cash receipt from one of our third party umbrella insurance providers.  The $25.0 million in cash was returned to us in exchange for the issuance of a $27.2 million letter of credit to the provider under our Credit Agreement.

(2)	Total self-insurance liabilities in the table excluded $8,071 and $3,649 at September 30, 2007 and December 31, 2006, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $52,542 for general and professional liability insurance and workers' compensation, respectively, as of September 30, 2007 and $750 and $10,694 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2006.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(8)  Capital Stock

(a)  Common Stock

As of September 30, 2007, we had issued 43,104,013 shares, inclusive of 10,182 treasury shares.  The shares issued included (i) 9,998,917 shares issued in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization implemented in connection with our emergence from Chapter 11 bankruptcy proceedings in 2002, (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares issued in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,871,890 shares issued in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005, (vi) 11,500,000 shares issued in a public offering in December 2006, and (vii) 647,974 shares issued pursuant to stock options and stock awards to our employees and directors.

(b)  Warrants

In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which 1,707,924 shares have a strike price of $12.65, 62,160 shares have a strike price of $12.82, and 247,813 shares have a strike price of $15.87.  The warrants expire in February 2009.  Warrants to purchase 12,598 shares of common stock, with a strike price of $12.65, were exercised, and the associated shares issued, in October 2007.

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

Pursuant to the 2004 Plan, as of September 30, 2007, our employees and directors held options to purchase 1,780,821 shares of common stock, 10,398 shares of unvested restricted common stock, and 855,236 unvested restricted stock units.  During the three months ended September 30, 2007, we issued 118,603 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

As of September 30, 2007, our directors held options to purchase 20,000 shares of common stock under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the “Peak Plan”).  As of September 30, 2007, our employees held options to purchase 3,187 shares of common stock under the Peak Plan, and 97,650 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. Pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), cash flows resulting from the tax benefits in excess of the compensation cost recognized for employee stock options (excess tax benefits) are to be classified as financing cash flows; however, since we have a net operating loss carryforward that is increased by any excess tax benefits, the tax benefits will not be recognized until the deduction actually reduces current taxes payable. As of September 30, 2007, total unrecognized compensation cost related to stock option awards was $3.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years. Recognition of share-based payments at fair value reduced income before income taxes and discontinued operations, and net income, for the three and nine months ended September 30, 2007 by $0.4 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2006 by $0.4 million and $0.9 million, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of option activity under the 2004 Plan, the Director Plan, and the Peak Plan during the nine months ended September 30, 2007 is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
Options	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2007	1,492	$7.52
Granted	455	12.41
Exercised	(114)	7.13
Forfeited or expired	(52)	8.35
Outstanding at September 30, 2007	1,781	$8.76	5 years	$14,159

Exercisable at September 30, 2007	821	$7.48	5 years	$5,758

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” for our “plain vanilla” employee stock options.  Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $6.79 and $4.39, respectively.

Expected volatility	53.88% - 80.62%
Weighted-average volatility	64.27%
Expected term (in years)	4.75
Risk-free rate	3.02% - 5.03%

Compensation cost associated with the restricted stock awards granted to employees is recognized over the requisite service period with an offsetting credit to equity; the full fair value of the share-based payment is not recognized until the instrument is vested.  A summary of restricted stock activity during the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value

Nonvested at January 1, 2007	587	$7.92
Granted	455	$12.41
Vested	(141)	$7.99
Forfeited	(65)	$8.72
Nonvested at September 30, 2007	836	$10.30

The total fair value of restricted shares vested during the three and nine months ended September 30, 2007 was $0.6 million and $1.5 million, respectively; the fair value of restricted shares vested during the three and nine months ended September 30, 2006 was $0.3 million and $0.9 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(9)  Net Income per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the three and nine months ended September 30, 2007 and 2006, include all the common shares that are presently outstanding and the common shares issued as common stock awards.  See “Note 8 - Capital Stock.”

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

We intend to maintain a valuation allowance on the net deferred tax assets until a realization event occurs to support the reversal of all or a portion of the allowance.  The realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized.  To this end, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income.  Based on these considerations, we believe that a reduction of the valuation allowance may be possible by year end 2007 or in 2008, if appropriate levels of profitability are attained.

Any reduction in the portion of the valuation allowance that was established in fresh-start accounting when we emerged from bankruptcy in February 2002 will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Any reduction in the portion of the valuation allowance that was established after our emergence from bankruptcy will result in either a reduction of our income tax expense or an adjustment to goodwill recorded in purchase accounting.

The provision for income taxes of $2.8 million for the three months ended September 30, 2007 is based on a combined federal and state effective income tax rate of approximately 35%.  The provision for income taxes of $11.3 million for the nine months ended September 30, 2007 is based on a combined effective tax rate of approximately 37%.  These combined effective rates reflect the impact of both permanent differences and the reversal of our valuation allowance on our net deferred tax assets that were generated after our emergence from bankruptcy in February 2002.  These rates are subject to change if assumptions relating to the allocation of tax attributes between pre- and post-emergence periods change, or if our ability to use our deferred tax assets were to change.  The current benefit for income taxes of $0.2 million for the three months ended September 30, 2006 was based on a combined effective tax rate of approximately 15%.  The provision for income taxes of $2.4 million for the nine months ended September 30, 2006 was based on a combined effective tax rate of approximately 42%.

In connection with the fresh-start accounting adopted in 2002, our assets and liabilities were recorded at their respective fair values.  Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases.  In addition, deferred tax assets were recognized for future tax benefits of NOL, capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting. During the nine months ended September 30, 2007, the fresh-start valuation allowance was reduced by $8.1 million, and remaining intangible assets recorded in fresh-start accounting and additional paid-in capital were adjusted accordingly.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

   The issuance of our common stock in connection with the acquisition of Peak in 2005 resulted in an ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $10.0 million.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes. In addition, our acquisition of Harborside in April of 2007 resulted in an ownership change under Section 382 for Harborside.  Therefore, any tax attribute carryforwards of Harborside would be subject to a Section 382 limitation based on the value of Harborside on the date of the acquisition.  The amount of Harborside’s tax attribute carryforwards and related Section 382 limitation have not yet been determined.

Our application of the rules under Section 382 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to the dates of the Peak and Harborside acquisitions.

After considering the reduction in tax attributes from the Section 382 limitation resulting from the Peak acquisition (and no amounts from Harborside), we have Federal NOL carryforwards of approximately $138.1 million with expiration dates from 2007 through 2026.  Various subsidiaries have state NOL carryforwards totaling approximately $61.0 million with expiration dates through the year 2026.

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

In addition to the full valuation allowance offsetting our net deferred tax assets, we had unrecognized tax benefits of $18.0 million as of January 1, 2007, the adoption date.  If recognized, $9.6 million of these unrecognized tax benefits would impact the effective tax rate.  As of September 30, 2007, there have been no material changes to our total amount of unrecognized tax benefits, or to the total amount of unrecognized tax benefits that would impact the effective tax rate.  Unrecognized tax benefits are not expected to change significantly over the next twelve months except for a possible increase resulting from our acquisition of Harborside (see “Note 2 – Acquisition”).

We recognized potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest expense related to unrecognized tax benefits was $3.2 million as of the adoption date.  As of September 30, 2007, there has been no material change to the amount of accrued interest expense related to unrecognized tax benefits.

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

(UNAUDITED)

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

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. It is our understanding that Harborside’s involvement relates to its Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither Sun Healthcare Group, Inc. nor any of its other subsidiaries is a defendant in this litigation.  We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion.  Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations or financial condition.

(b)  Other Inquiries

From time to time, Medicare fiscal intermediaries and Medicaid agencies examine cost reports filed by predecessor operators of our skilled nursing centers. If, as a result of any such examination, it is concluded that overpayments to a predecessor operator were made, we, as the current operator of such centers, may be held financially responsible for such overpayments. At this time we are unable to predict the outcome of any existing or future examinations.

(12)  Segment Information

Our subsidiaries operate predominantly in the long-term care segment of the healthcare industry, providing long-term, sub-acute and related ancillary care services to nursing home patients.

Our home health services, the laboratory and radiology services operations and two of our hospitals have been reclassified to assets and liabilities held for sale, and pursuant to SFAS No. 144, their net revenues and net operating income have been reclassified to discontinued operations for all periods presented and are no longer considered reportable segments.

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At September 30, 2007, we operated 213 long-term care centers (consisting of 190 skilled nursing centers, 15 assisted living and independent living centers, seven mental health centers, and one specialty acute care hospital) with 24,002 licensed beds as compared with 145 long-term care centers (consisting of 122 skilled nursing centers, 13 assisted living and independent living centers, seven mental health centers, and one specialty acute care hospital) with 16,687 licensed beds at September 30, 2006.  We also provide hospice services, including palliative care, social services, pain management and spiritual counseling in three states for individuals facing end of life issues.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech services to affiliated and nonaffiliated skilled nursing centers.  At September 30, 2007, this segment provided services in 33 states to 412 centers, of which 309 were nonaffiliated and 103 were affiliated, as compared to 386 centers, of which 298 were nonaffiliated and 88 were affiliated at September 30, 2006.

Medical Staffing Services: As of September 30, 2007, this segment provided services in 33 states and derived 63.6% of its revenues from hospitals and other providers, 23.2% from skilled nursing centers, 6.8% from schools and 6.4% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of September 30, 2007, this segment had 33 branch offices, which provided temporary therapy, nursing and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
September 30, 2007			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$391,760	$20,579	$27,197	$34	$-	$439,570	$16,195

Intersegment revenues	-	11,300	1,084	-	(12,384)	-	-

Total revenues	391,760	31,879	28,281	34	(12,384)	439,570	16,195

Operating salaries and benefits	201,533	26,801	21,729	-	-	250,063	6,759

Self insurance for workers'
compensation and general and
professional liability insurance	15,017	461	417	133	-	16,028	364

Other operating costs	99,192	1,435	2,955	1	(12,384)	91,199	8,528

General and administrative expenses	8,662	1,172	432	16,878	-	27,144	(8)

Provision for losses on accounts
receivable	3,308	130	17	-	-	3,455	65

Segment operating income (loss)	$64,048	$1,880	$2,731	$(16,978)	$-	$51,681	$487

Center rent expense	18,557	51	224	-	-	18,832	1,291

Depreciation and amortization	8,929	132	189	801	-	10,051	85

Interest, net	3,144	-	(1)	11,698	-	14,841	3

Net segment income (loss)	$33,418	$1,697	$2,319	$(29,477)	$-	$7,957	$(892)

Identifiable segment assets	$848,984	$13,168	$37,104	$958,928	$(570,773)	$1,287,411	$15,525

Goodwill, net	$220,753	$-	$5,011	$-	$-	$225,764	$-

Segment capital expenditures	$7,348	$116	$143	$613	$-	$8,220	$152

______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

Other operating costs include loss on extinguishment of debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
September 30, 2006			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$211,231	$20,224	$21,305	$17	$-	$252,777	$36,408

Intersegment revenues	-	9,726	322	-	(10,048)	-	-

Total revenues	211,231	29,950	21,627	17	(10,048)	252,777	36,408

Operating salaries and benefits	103,753	25,111	17,159	-	-	146,023	20,674

Self insurance for workers'
compensation and general and
professional liability insurance	10,954	430	290	98	-	11,772	1,102

Other operating costs	58,137	1,489	1,415	-	(10,048)	50,993	11,453

General and administrative expenses	4,600	1,204	572	12,580	-	18,956	294

Provision for losses on accounts
receivable	2,095	135	40	-	-	2,270	553

Segment operating income (loss)	$31,692	$1,581	$2,151	$(12,661)	$-	$22,763	$2,332

Center rent expense	13,089	57	191	-	-	13,337	1,610

Depreciation and amortization	4,148	91	190	512	-	4,941	437

Interest, net	3,251	(1)	39	1,408	-	4,697	41

Net segment income (loss)	$11,204	$1,434	$1,731	$(14,581)	$-	$(212)	$244

Identifiable segment assets	$364,728	$12,691	$33,271	$598,741	$(525,658)	$483,773	$38,714

Goodwill, net	$57,255	$-	$5,497	$-	$-	$62,752	$-

Segment capital expenditures	$4,447	$48	$65	$-	$-	$4,560	$535

______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2007			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$995,680	$62,048	$78,962	$68	$-	$1,136,758	$58,408

Intersegment revenues	-	31,894	2,472	-	(34,366)	-	-

Total revenues	995,680	93,942	81,434	68	(34,366)	1,136,758	58,408

Operating salaries and benefits	505,076	78,222	63,394	-	-	646,692	24,599

Self insurance for workers'
compensation and general and
professional liability insurance	31,680	1,303	1,173	349	-	34,505	(1,714)

Other operating costs	256,560	4,837	7,379	20	(34,366)	234,430	28,138

General and administrative expenses	22,425	3,674	2,252	47,010	-	75,361	90

Provision for losses on accounts
receivable	8,876	(45)	228	-	-	9,059	721

Segment operating income (loss)	$171,063	$5,951	$7,008	$(47,311)	$-	$136,711	$6,574

Center rent expense	52,472	154	653	1	-	53,280	3,873

Depreciation and amortization	20,739	382	553	1,969	-	23,643	257

Interest, net	8,120	10	13	20,758	-	28,901	59

Net segment income (loss)	$89,732	$5,405	$5,789	$(70,039)	$-	$30,887	$2,385

Identifiable segment assets	$848,984	$13,168	$37,104	$958,928	$(570,773)	$1,287,411	$15.525

Goodwill, net	$220,753	$-	$5,011	$-	$-	$225,764	$-

Segment capital expenditures	$18,564	$1,260	$305	$2,828	$-	$22,957	$380

______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

Other operating costs include loss on extinguishment of debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2006			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$622,032	$60,360	$64,047	$22	$-	$746,461	$117,859

Intersegment revenues	-	28,723	752	-	(29,475)	-	-

Total revenues	622,032	89,083	64,799	22	(29,475)	746,461	117,859

Operating salaries and benefits	304,179	75,670	51,963	-	-	431,812	63,859

Self insurance for workers'
compensation and general and
professional liability insurance	26,667	1,232	796	270	-	28,965	977

Other operating costs	171,731	5,141	3,791	(16)	(29,475)	151,172	37,513

General and administrative expenses	13,772	5,035	2,201	36,353	-	57,361	904

Provision for losses on accounts
receivable	5,543	45	230	-	-	5,818	1,396

Segment operating income (loss)	$100,140	$1,960	$5,818	$(36,585)	$-	$71,333	$13,210

Center rent expense	38,037	165	611	-	-	38,813	4,888

Depreciation and amortization	9,349	270	564	1,314	-	11,497	1,301

Interest, net	10,229	(9)	113	3,807	-	14,140	165

Net segment income (loss)	$42,525	$1,534	$4,530	$(41,706)	$-	$6,883	$6,856

Identifiable segment assets	$364,728	$12,691	$33,271	$598,741	$(525,658)	$483,773	$38,714

Goodwill, net	$57,255	$-	$5,497	$-	$-	$62,752	$-

Segment capital expenditures	$10,553	$172	$169	$-	$-	$10,882	$1,118

______________________________________
General and administrative expenses include operating administrative expenses.

The term "segment operating income (loss)" is defined as earnings before center rent expense, depreciation and amortization, interest, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

The term "net segment income (loss)" is defined as earnings before restructuring costs, net, loss on contract termination, gain on sale of assets, net, income taxes and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the
	Three Months Ended
	September 30, 2007	September 30, 2006

Net segment income (loss)	$7,957	$(212)
Loss on contract termination	-	(975)
(Loss) gain on sale of assets, net	(12)	87
Consolidated income (loss) before income taxes and
discontinued operations	$7,945	$(1,100)

	For the
	Nine Months Ended
	September 30, 2007	September 30, 2006

Net segment income	$30,887	$6,883
Loss on contract termination	-	(975)
Loss on sale of assets, net	(23)	(156)
Consolidated income before income taxes and
discontinued operations	$30,864	$5,752

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$59,625	$23,920	$1,508	$-	$85,053
Restricted cash	30,217	6,922	3,179	-	40,318
Accounts receivable, net	-	182,476	1,982	-	184,458
Inventories, net	-	6,919	47	-	6,966
Other receivables, net	985	2,122	276	-	3,383
Assets held for sale	903	9,693	1,891	-	12,487
Prepaid expenses	4,521	2,592	-	-	7,113
Deferred tax asset	(10)	-	10	-	-
Total current assets	96,241	234,644	8,893	-	339,778
Property and equipment, net	124,901	494,457	72,307	-	691,665
Intangible assets, net	22,231	8,180	1,330	-	31,741
Goodwill, net	167,325	58,439	-	-	225,764
Restricted cash, non-current	3,755	3,118	-	-	6,873
Other assets, net	29,027	13,726	(7,410)	(28,228)	7,115
Investment in subsidiaries	80,040	-	-	(80,040)	-
Total assets	$523,520	$812,564	$75,120	$(108,268)	$1,302,936

Current liabilities:
Accounts payable	$12,109	$39,830	$639	$-	$52,578
Accrued compensation and benefits	12,158	49,344	452	-	61,954
Accrued self-insurance obligations, current portion	6,769	35,941	4,062	-	46,772
Income taxes payable	11,056	-	(48)	-	11,008
Liabilities held for sale	-	3,716	322	-	4,038
Other accrued liabilities	26,612	44,402	6,485	-	77,499
Current portion of long-term debt	3,318	23,139	1,133	-	27,590
Capital leases, current	207	625	-	-	832
Total current liabilities	72,229	196,997	13,045	-	282,271
Accrued self-insurance obligations, net of current portion	36,803	75,390	429	-	112,622
Long-term debt, net of current portion	545,917	80,844	65,914	-	692,675
Capital leases, net of current	106	785	-	-	891
Unfavorable lease obligations, net	(133)	19,683	(6,489)	-	13,061
Intercompany balances	(308,888)	329,518	7,598	(28,228)	-
Other long-term liabilities	2,376	16,734	7,668	-	26,778
Deferred income taxes	2,412	-	-	-	2,412
Total liabilities	350,822	719,951	88,165	(28,228)	1,130,710

Minority interest	892	50	(522)	-	420

Stockholders’ equity:
Common stock	431	-	-	-	431
Additional paid-in capital	560,916	-	-	-	560,916
Accumulated deficit	(387,322)	92,563	(12,523)	(80,040)	(387,322)
Accumulated other comprehensive loss	(2,128)	-	-	-	(2,128)
Less: common stock held in treasury, at cost	(91)	-	-	-	(91)
Total stockholders' equity (deficit)	171,806	92,563	(12,523)	(80.040)	171,806
Total liabilities and stockholders' equity (deficit)	$523,520	$812,564	$75,120	$(108,268)	$1,302,936

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$34	$446,470	$5,450	$(12,384)	$439,570
Costs and expenses:
Operating salaries and benefits	-	247,385	2,678	-	250,063
Self insurance for workers’ compensation and
general and professional liability insurance	133	15,730	165	-	16,028
General and administrative expenses (1)	16,873	10,266	5	-	27,144
Other operating costs	-	102,532	1,051	(12,384)	91,199
Center rent expense	-	19,411	(579)	-	18,832
Depreciation and amortization	801	8,545	705	-	10,051
Provision for losses on accounts receivable	-	3,279	176	-	3,455
Interest, net	11,698	1,890	1,253	-	14,841
Loss on sale of assets, net	-	12	-	-	12
Income from investment in subsidiaries	(37,465)	-	-	37,465	-
Total costs and expenses	(7,960)	409,050	5,454	25,081	431,625

Income (loss) before income taxes and
discontinued operations	7,994	37,420	(4)	(37,465)	7,945
Income tax expense	2,800	-	-	-	2,800
Income (loss) from continuing operations	5,194	37,420	(4)	(37,465)	5,145

Discontinued operations:
Loss from discontinued operations, net	-	(440)	(138)	-	(578)
Gain (loss) on disposal of discontinued
operations, net	2	(6)	633	-	629
Income on discontinued operations, net	2	(446)	495	-	51

Net income	$5,196	$36,974	$491	$(37,465)	$5,196

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$17	$260,685	$2,123	$(10,048)	$252,777
Costs and expenses:
Operating salaries and benefits	-	144,892	1,131	-	146,023
Self insurance for workers’ compensation and
general and professional liability insurance	97	11,573	102	-	11,772
General and administrative expenses (1)	12,467	6,485	4	-	18,956
Other operating costs	-	60,532	509	(10,048)	50,993
Center rent expense	-	14,220	(883)	-	13,337
Depreciation and amortization	511	4,008	422	-	4,941
Provision for losses on accounts receivable	-	2,228	42	-	2,270
Interest, net	1,408	2,179	1,110	-	4,697
Loss on sale of assets, net	(89)	2	-	-	(87)
Loss on contract termination	-	975	-	-	975
Income from investment in subsidiaries	(13,021)	-	-	13,021	-
Total costs and expenses	1,373	247,094	2,437	2,973	253,877

(Loss) income before income taxes and
discontinued operations	(1,356)	13,591	(314)	(13,021)	(1,100)
Income tax benefit	(169)	-	-	-	(169)
(Loss) income from continuing operations	(1,187)	13,591	(314)	(13,021)	(931)

Discontinued operations:
Income (loss) from discontinued operations, net	2	(206)	121	-	(83)
(Loss) gain on disposal of discontinued
operations, net	(9)	4	(175)	-	(180)
(Loss) income on discontinued operations, net	(7)	(202)	(54)	-	(263)

Net (loss) income	$(1,194)	$13,389	$(368)	$(13,021)	$(1,194)

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$68	$1,158,440	$12,616	$(34,366)	$1,136,758
Costs and expenses:
Operating salaries and benefits	-	640,309	6,383	-	646,692
Self insurance for workers’ compensation and
general and professional liability insurance	349	33,737	419	-	34,505
General and administrative expenses (1)	46,996	28,351	14	-	75,361
Other operating costs	15	266,251	2,511	(34,366)	234,411
Center rent expense	-	54,828	(1,548)	-	53,280
Depreciation and amortization	1,969	19,809	1,865	-	23,643
Provision for losses on accounts receivable	-	8,822	237	-	9,059
Interest, net	20,758	4,893	3,250	-	28,901
Loss on extinguishment of debt, net	-	19	-	-	19
Loss on sale of assets, net	-	23	-	-	23
Income from investment in subsidiaries	(103,506)	-	-	103,506	-
Total costs and expenses	(33,419)	1,057,042	13,131	69,140	1,105,894

Income (loss) before income taxes and
discontinued operations	33,487	101,398	(515)	(103,506)	30,864
Income tax expense	11,331	-	-	-	11,331
Income (loss) from continuing operations	22,156	101,398	(515)	(103,506)	19,533

Discontinued operations:
Income (loss) from discontinued operations, net	-	2,109	(110)	-	1,999
Gain (loss) on disposal of discontinued
operations, net	2	(629)	1,253	-	626
Income on discontinued operations, net	2	1,480	1,143	-	2,625

Net income	$22,158	$102,878	$628	$(103,506)	$22,158

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$22	$769,585	$6,329	$(29,475)	$746,461
Costs and expenses:
Operating salaries and benefits	-	428,562	3,250	-	431,812
Self insurance for workers’ compensation and
general and professional liability insurance	264	28,390	311	-	28,965
General and administrative expenses (1)	35,929	21,419	13	-	57,361
Other operating costs	-	179,114	1,533	(29,475)	151,172
Center rent expense	-	41,448	(2,635)	-	38,813
Depreciation and amortization	1,313	8,958	1,226	-	11,497
Provision for losses on accounts receivable	-	5,747	71	-	5,818
Interest, net	3,812	6,997	3,331	-	14,140
Loss on sale of assets, net	(71)	218	9	-	156
Loss on contract termination	-	975	-	-	975
Income from investment in subsidiaries	(50,914)	-	-	50,914	-
Total costs and expenses	(9,667)	721,828	7,109	21,439	740,709

Income (loss) before income taxes and
discontinued operations	9,689	47,757	(780)	(50,914)	5,752
Income tax expense	2,408	-	-	-	2,408
Income (loss) from continuing operations	7,281	47,757	(780)	(50,914)	3,344

Discontinued operations:
Income from discontinued operations, net	-	2,897	1,387	-	4,284
(Loss) gain on disposal of discontinued
operations, net	(28)	117	(464)	-	(375)
(Loss) income on discontinued operations, net	(28)	3,014	923	-	3,909

Net income	$7,253	$50,771	$143	$(50,914)	$7,253

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(2,479)	$88,296	$(4,931)	$-	$80,886

Cash flows from investing activities:
Capital expenditures	(2,862)	(20,061)	(404)	-	(23,327)
Exercise of real estate purchase option	4,598	(40,707)	-	-	(36,109)
Acquisitions, net	(361,083)	-	-	-	(361,083)
Accrued acquisition costs, net	3,585	-	-	-	3,585
Proceeds from sale of assets held for sale	2,251	3,238	500	-	5,989
Net cash (used for) provided by investing activities	(353,511)	(57,530)	96	-	(410,945)

Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	(9,994)	-	-	-	(9,994)
Long-term debt borrowings	304,142	10,404	12,454	-	327,000
Long-term debt repayments	(6,559)	(27,866)	(6,283)	-	(40,708)
Principal payments under capital lease obligation	(160)	(721)	(48)	-	(929)
Net proceeds from exercise of employee stock options	781	-	-	-	781
Distribution of partnership equity	-	-	(511)	-	(511)
Distribution of minority interest	-	-	(57)	-	(57)
Release of third party collateral	25,640	-	-	-	25,640
Deferred financing costs	(18,045)	-	-	-	(18,045)
Net cash provided by (used for) financing activities	295,805	(18,183)	5,555	-	283,177
Net (decrease) increase in cash and cash equivalents	(60,185)	12,583	720	-	(46,882)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$59,625	$23,920	$1,508	$-	$85,053

For the Nine Months Ended September 30, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(21,059)	$22,606	$1,744	$-	$3,291

Cash flows from investing activities:
Capital expenditures	(2,105)	(11,262)	(716)	-	(14,083)
Acquisitions, net	-	(3,356)	-	-	(3,356)
Proceeds from assets held for sale	942	-	-	-	942
Proceeds from sale/leaseback	-	838	-		838
Insurance proceeds received	150	-	-	-	150
Net cash used for investing activities	(1,013)	(13,780)	(716)	-	(15,509)

Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	24,368	-	-	-	24,368
Long-term debt borrowings	-	11,636	-	-	11,636
Long-term debt repayments	(3,481)	(18,634)	(1,104)	-	(23,219)
Principal payments under capital lease obligation	-	(794)	(59)	-	(853)
Net proceeds from exercise of employee stock options	499	-	-	-	499
Distribution of partnership equity	-	-	(123)	-	(123)
Net cash provided by (used for) financing activities	21,386	(7,792)	(1,286)	-	12,308
Net (decrease) increase in cash and cash equivalents	(686)	1,034	(258)	-	90
Cash and cash equivalents at beginning of period	5,351	10,485	805	-	16,641
Cash and cash equivalents at end of period	$4,665	$11,519	$547	$-	$16,731

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 190 skilled nursing centers, 15 assisted and independent living centers, seven mental health centers and one specialty acute care hospital with 24,002 licensed beds located in 25 states as of September 30, 2007. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

In April 2007, we acquired Harborside Healthcare Corporation (“Harborside”), which operated 73 skilled nursing centers, one assisted living center and one independent living center, in exchange for $349.4 million in cash for all of Harborside’s outstanding stock.  In connection with the acquisition, we refinanced or assumed Harborside’s debt.

Revenue Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and long-term care centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid. This focus has not been limited to skilled nursing centers, but includes other services provided by us, such as skilled therapy services. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands).  On a consolidated basis, our acquisition of Harborside effectively diluted our skilled mix of revenues, because its revenues were derived predominantly from long-term care Medicaid and Medicare sources.  Prior to the acquisition, private pay revenues from our staffing segment contributed a more significant percentage to our skilled mix:

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Consolidated:
Sources of Revenues
Medicaid	$188,175	42.8%	$102,577	40.6%	$471,419	41.5%	$298,360	40.0%
Medicare	115,314	26.2	61,774	24.4	302,371	26.6	185,259	24.8
Private pay and other	136,081	31.0	88,426	35.0	362,968	31.9	262,842	35.2
Total	$439,570	100.0%	$252,777	100.0%	$1,136,758	100.0%	$746,461	100.0%

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Inpatient Only:
Sources of Revenues
Medicaid	$188,153	48.0%	$102,559	48.6%	$471,323	47.3%	$298,262	47.9%
Medicare	113,058	28.9	60,243	28.5	296,344	29.8	180,966	29.1
Private pay and other	90,549	23.1	48,429	22.9	228,013	22.2	142,804	23.0
Total	$391,760	100.0%	$211,231	100.0%	$995,680	100.0%	$622,032	100.0%

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care ("LTC") centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
$391.30	$346.71	$382.14	$342.07

The Centers for Medicare and Medicaid Services of the Department of Health and Human Services (“CMS”) issued a final rule which includes a 3.3% market basket increase effective for the 2008 Federal fiscal year beginning on October 1, 2007.  The United States Congress is currently reviewing the CMS final rule and has proposed changes to the market basket rate increase proposed by CMS.  The proposed changes could result in a decrease or elimination of the proposed market based increase.  No final Congressional decision on this matter has been made as of the date of this filing.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
$163.41	$144.07	$158.45	$142.08

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Private payors

We currently receive 31.0% of our revenues from commercial insurance, long-term care centers that utilize our specialty medical services, self-pay center residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

Critical Accounting Policies Update

In June 2006, the Financial Accounting Standards Board issued FIN 48.  FIN 48 prescribes a recognition threshold and measurement parameters for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was adopted by the Company effective January 1, 2007.  See "Note 10 – Income Taxes" to our consolidated financial statements for a discussion of the effect upon adoption of FIN 48.

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

In accordance with SFAS No. 109, APB No. 28, and FIN 18, as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year.  The estimate of our effective income tax rate requires significant judgments regarding any utilization of deferred tax assets and the reduction in the related valuation allowance.  Any reduction in the portion of the valuation allowance that was established in fresh-start accounting when we emerged from bankruptcy in February 2002 will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Any reduction in the portion of the valuation allowance that was established after our emergence from bankruptcy will result in either a reduction of our income tax expense or an adjustment to goodwill recorded in purchase accounting.

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

We manage interest expense using a mix of fixed and variable rate debt and to help manage borrowing costs, may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”).  Accordingly, we designate all such arrangements as hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  All changes in fair value are recognized through Other Comprehensive Income.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We believe there have been no significant changes, other than accounting for income taxes and interest rate swap agreements, during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K/A.

Results of Operations

The following table sets forth our Company’s historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Revenues
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)

Total net revenues	$439,570	$252,777	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	250,063	146,023	57.0	57.6
Self-insurance for workers' compensation and general
and professional liability insurance	16,028	11,772	3.6	4.7
Operating administrative expenses	10,267	6,376	2.3	2.5
Other operating costs	91,199	50,993	20.7	20.2
Center rent expense	18,832	13,337	4.3	5.3
General and administrative expenses	16,877	12,580	3.8	5.0
Depreciation and amortization	10,051	4,941	2.3	1.9
Provision for losses on accounts receivable	3,455	2,270	0.8	0.9
Interest, net	14,841	4,697	3.4	1.9
Other expenses	12	888	-	0.4
Income (loss) before income taxes and discontinued operations	7,945	(1,100)	1.8	(0.4)
Income tax expense (benefit)	2,800	(169)	0.6	(0.1)
Income (loss) from continuing operations	5,145	(931)	1.2	(0.4)
Income (loss) from discontinued operations, net	51	(263)	-	(0.2)
Net income (loss)	$5,196	$(1,194)	1.2%	(0.5)%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Nine	For the Nine	As a Percentage of Revenues
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)

Total net revenues	$1,136,758	$746,461	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	646,692	431,812	57.0	57.8
Self-insurance for workers' compensation and general
and professional liability insurance	34,505	28,965	3.0	3.9
Operating administrative expenses	28,353	21,007	2.5	2.8
Other operating costs	234,411	151,172	20.6	20.3
Center rent expense	53,280	38,813	4.7	5.2
General and administrative expenses	47,008	36,354	4.1	4.9
Depreciation and amortization	23,643	11,497	2.1	1.5
Provision for losses on accounts receivable	9,059	5,818	0.8	0.8
Interest, net	28,901	14,140	2.5	1.9
Other expenses	42	1,131	-	0.1
Income before income taxes and discontinued operations	30,864	5,752	2.7	0.8
Income tax expense	11,331	2,408	1.0	0.3
Income from continuing operations	19,533	3,344	1.7	0.4
Income from discontinued operations, net	2,625	3,909	0.2	0.5
Net income	$22,158	$7,253	1.9%	1.0%

The following discussion of the "Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006" and the "Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006" is based, in part, on the financial information presented in "Note 12 - Segment Information" in our consolidated financial statements.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net revenue increased $186.8 million, or 73.9%, to $439.6 million for the three months ended September 30, 2007 from $252.8 million for the three months ended September 30, 2006. We reported net income for the three months ended September 30, 2007 of $5.2 million compared to net loss of $1.2 million for the three months ended September 30, 2006.

The increase in net revenue for the 2007 period included $180.5 million of additional revenue in our Inpatient Services segment, of which $165.5 million is attributable to Harborside, with the remainder due to increases in Medicare Part A, Medicaid, and private payor rates, and increases in commercial insurance revenues, offset by decreases due to a lower Medicare and Medicaid customer base.  The remainder of the increase primarily resulted from $6.7 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours, increases in average bill rates, and the addition of a medical staffing business in the Harborside acquisition, and $1.9 million of revenue from our Rehabilitation Therapy segment due to the renegotiation and restructuring of customer contracts.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $104.1 million, or 71.3% to $250.1 million for the three months ended September 30, 2007 from $146.0 million for the three months ended September 30, 2006.  The addition of Harborside contributed $88.9 million to the increases while the remaining increase resulted primarily from $6.0 million of wage increases in our Inpatient Services segment and a $4.5 million increase from our Medical Staffing segment as a direct result of its increase in revenue.

Self insurance for workers’ compensation and general and professional liability insurance increased $4.2 million or 35.6% to $16.0 million (3.6% of net revenues) for the three months ended September 30, 2007 from $11.8 million (4.7% of net revenues) for the three months ended September 30, 2006.  The addition of Harborside contributed $4.5 million to the increase, which was partially offset by reduced workers’ compensation claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Operating administrative expenses increased $3.9 million or 60.9% to $10.3 million for the three months ended September 30, 2007 from $6.4 million for the three months ended September 30, 2006.  The increase was primarily due to a $2.7 million increase attributable to Harborside’s operations.

Other operating costs increased $40.2 million or 78.8% to $91.2 million for the three months ended September 30, 2007 from $51.0 million for the three months ended September 30, 2006.  The increase was primarily due to $39.4 million in additional costs due to the addition of Harborside’s operations and a $1.7 million increase in our Inpatient Services segment driven by increased therapy costs due to an increase in Medicare patients requiring more rehabilitation therapy, offset by a $1.0 million decrease in contract nursing labor.

Center rent expense increased $5.5 million or 41.4% to $18.8 million for the three months ended September 30, 2007 from $13.3 for the three months ended September 30, 2006, of which $5.3 million was due to the additional rent expense resulting from the Harborside acquisition.

General and administrative expenses increased $4.3 million or 34.1% to $16.9 million for the three months ended September 30, 2007 from $12.6 million for the three months ended September 30, 2006.  The increase was primarily due to stock-based compensation and Company initiatives in our Corporate segment.

Depreciation and amortization increased $5.2 million or 106.1% to $10.1 million (2.3% of net revenues) for the three months ended September 30, 2007 from $4.9 million (1.9% of net revenues) for the three months ended September 30, 2006.  Substantially all of the increase was attributable to the addition of the Harborside centers.

The provision for losses on accounts receivable increased $1.2 million or 52.2% to $3.5 million (0.8% of net revenues) for the three months ended September 30, 2007 from $2.3 million (0.9% of net revenues) for the three months ended September 30, 2006.  The increase was due to the addition of Harborside’s operations.

Net interest expense increased $10.1 million or 214.9% to $14.8 million (3.4% of net revenues) for the three months ended September 30, 2007 from $4.7 million (1.9% of net revenues) for the three months ended September 30, 2006. The increase is attributable to the debt incurred and assumed in the Harborside acquisition offset by a decrease due to the pay down of mortgages, notes payable and industrial revenue bonds, as well as several other existing obligations during the first quarter of 2007.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the		For the
	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006

Inpatient Services	$391,760	89.1%	$211,231	83.6%
Rehabilitation Therapy Services	31,879	7.3	29,950	11.8
Medical Staffing Services	28,281	6.4	21,627	8.6
Corporate	34	-	17	-
Intersegment Eliminations	(12,384)	(2.8)	(10,048)	(4.0)

Total net revenues	$439,570	100.0%	$252,777	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Inpatient Services	$-	$-
Rehabilitation Therapy Services	11,299	9,726
Medical Staffing Services	1,085	322
Total intersegment revenue	$12,384	$10,048

The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Inpatient Services	$33,418	$11,204
Rehabilitation Therapy Services	1,697	1,434
Medical Staffing Services	2,319	1,731
Net segment income before Corporate	37,434	14,369
Corporate	(29,477)	(14,581)
Net segment income	$7,957	$(212)

Inpatient Services

Net revenues increased $180.5 million, or 85.5%, to $391.8 million for the three months ended September 30, 2007 from $211.2 million for the three months ended September 30, 2006.  The addition of Harborside contributed $165.5 million of the increase.  The remaining increase of $15.0 million was primarily the result of:

-
an increase of $5.7 million in Medicare revenues driven by an increase in Medicare Part A rates and an increase in Medicare Part B revenues, which drove $5.1 million and $0.6 million of the increase, respectively;

-	an increase of $5.5 million in Medicaid revenues due primarily to improved rates;

-
a $3.8 million increase in managed and commercial insurance revenues driven by a higher customer base, which contributed $3.0 million of the increase, and higher rates, which drove the remaining $0.4 million of the increase;

-	a $3.7 million increase in Private revenues due to higher rates, which contributed $2.3 million to the increase, and a higher customer base, which contributed $1.4 million to the increase; and

-	an increase of $1.0 million in hospice revenues;

Offset in part by:

-	a $1.8 million decrease in Medicare revenues due to lower customer base; and

-	a $2.8 million decrease in Medicaid revenues due to lower customer base.

Operating salaries and benefits expenses increased $97.8 million, or 94.3%, to $201.5 million for the three months ended September 30, 2007 from $107.8 million for the three months ended September 30, 2006.  The accretive impact of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the Harborside operations contributed $88.9 million of the increase, with the remaining increase of $8.9 million attributable to the following:

-	wage increases and related benefits and taxes of $6.0 million;

-	an increase of $1.3 million in bonus expense;
-	an increase of $0.8 million in health insurance expense;
-	an increase of $0.5 million in paid time-off, including sick, vacation and holiday; and

-	a $0.3 million increase in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.1 million, or 37.1%, to $15.0 million for the three months ended September 30, 2007 as compared to $11.0 million for the three months ended September 30, 2006.  The addition of Harborside caused an increase of $4.5 million.  The decrease from same store operations of $0.4 million was due to:

-	a decrease of $1.0 million in general and professional liability insurance provision due to a decrease in 2007 ultimate loss estimates based on a decrease in both frequency and severity of claims;

Offset in part by:

-	an increase of $0.6 million related to workers’ compensation expense primarily related to a non-recurring favorable adjustment in the quarter ended September 30, 2006.

Other operating costs increased $41.1 million, or 70.7%, to $99.2 million for the three months ended September 30, 2007 from $58.1 million for the three months ended September 30, 2006.  Approximately $39.4 million of this amount was due to the addition of Harborside.  The remaining increase of $1.7 million was primarily due to:

-	a $1.7 million increase in therapy costs due to an increase in Medicare patients requiring more rehabilitation therapy;

-	a $0.5 million increase in supplies, due to higher costs for medical, incontinency and food supplies;

-	a $0.5 million increase in industry dues;

-	a $0.3 million increase in utilities expense; and

-	a $0.2 million increase in administrative and other costs;

Offset in part by:

-	a $1.0 million decrease in contract nursing labor.

General and administrative expenses increased $4.1 million, or 89.1%, to $8.7 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006.  The addition of the Harborside operations accounted for $2.7 million of the increase with the remaining $1.4 million due primarily to the filling of open positions.

The provision for losses on accounts receivable increased $1.2 million, or 57.1%, to approximately $3.3 million for the three months ended September 30, 2007 from $2.1 million for the three months ended September 30, 2006.  The increase was primarily attributable to the addition of the Harborside operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        Center rent expense of $18.6 million for the three months ended September 30, 2007 increased $5.5 million, or 42.0%, compared to $13.1 million for the three months ended September 30, 2006, due to $5.3 million of rent expense associated with the acquired Harborside operations and $0.2 million of scheduled rent increases on Sun centers.

Depreciation and amortization increased $4.8 million, or 117.1%, to $8.9 million for the three months ended September 30, 2007 from $4.1 million for the three months ended September 30, 2006. The increase was primarily attributable to the addition of the Harborside centers.

Net interest expense for the three months ended September 30, 2007 was $3.1 million as compared to $3.2 million for the three months ended September 30, 2006.  The decrease of $0.1 million, or 3.1%, was due to the pay down of mortgages, notes payable and industrial revenue bonds.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $1.9 million, or 6.3%, to $31.9 million for the three months ended September 30, 2007 from $30.0million for the three months ended September 30, 2006.  The revenue increase resulted from our renegotiation of certain non-affiliated customer contract rates in conjunction with an overall increase in service volume, mainly in the affiliated segment.

Operating salaries and benefits expenses increased $1.7 million, or 6.8%, to $26.8 million for the three months ended September 30, 2007 from $25.1 million for the three months ended September 30, 2006. The increase was primarily driven by wage rate increases coupled with the already mentioned increase in business volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $6.7 million, or 31.0%, to $28.3 million for the three months ended September 30, 2007 from $21.6 million for the three months ended September 30, 2006.  The increase was primarily the result of:

-	an increase of $3.0 million attributable to an 17.9% increase in billable hours;

-	an increase of $0.4 million due to an average bill rate per hour increase;

-	an increase of $0.4 million due to an increase in placement of personnel in schools and in temporary placement of physicians; and
-	an increase of $1.8 million due to addition of Harborside’s medical staffing business;
offset by

-	a decrease of $0.7 million related to disposed offices.

Operating salaries and benefits expenses were $21.7 million for the three months ended September 30, 2007 as compared to $17.2 million for the three months ended September 30, 2006, an increase of $4.5 million, or 26.2%.  The increase in operating salaries and benefits resulted from the increase in business.

Other operating costs increased $1.6 million, or 114.3%, to $3.0 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006.  The increase was primarily attributable to costs paid for travel and lodging.

Corporate

General and administrative expenses not directly attributed to segments increased $4.3 million, or 34.1%, to $16.9 million for the three months ended September 30, 2007 from $12.6 million for the three months ended September 30, 2006. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives.  As a percent of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

consolidated revenues, general and administrative expenses were 3.8% for the three months ended September 30, 2007 compared to 5.0% for the three months ended September 30, 2006.

Interest expense

Interest expense not directly attributed to operating segments increased $10.3 million, or 735.7%, to $11.7 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006. The increase was due to the substantial increase in the new debt incurred and assumed in the Harborside acquisition.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue increased $390.3 million, or 52.3%, to $1,136.8 million for the nine months ended September 30, 2007 from $746.5 million for the nine months ended September 30, 2006. We reported net income for the nine months ended September 30, 2007 of $22.2 million compared to net income of $7.3 million for the nine months ended September 30, 2006.

The increase in net revenue for the 2007 period primarily included $373.7 million of revenue in our Inpatient Services segment, of which $329.2 million is attributable to Harborside with the balance primarily due to increases in Medicare Part A and Medicaid rates.  The remainder of the increase primarily resulted from $16.6 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours and an increased average billing rate.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $214.9 million, or 49.8%, to $646.7 million for the nine months ended September 30, 2007 from $431.8 million for the nine months ended September 30, 2006.  The addition of Harborside contributed $176.6 million to the increase while the remaining increase resulted primarily from $24.3 million of wage increases in our Inpatient Services segment and a $11.4 million increase from our Medical Staffing segment as a direct result of its increase in revenue.

Self insurance for workers’ compensation and general and professional liability insurance increased $5.5 million, or 19.0%, to $34.5 million (3.0% of net revenues) for the nine months ended September 30, 2007 from $29.0 million (3.9% of net revenues) for the nine months ended September 30, 2006.  $8.3 million of the increase resulted primarily from the addition of Harborside, offset by $3.3 million due to reduced workers’ compensation and general and professional liability claims.

Operating administrative expenses increased $7.4 million, or 35.2%, to $28.4 million for the nine months ended September 30, 2007 from $21.0 million for the nine months ended September 30, 2006.  The increase was primarily due to a $5.2 million increase attributable to Harborside’s operations.

Other operating costs increased $83.2 million, or 55.0%, to $234.4 million for the nine months ended September 30, 2007 from $151.2 million for the nine months ended September 30, 2006.  The increase was primarily due to $77.5 million in additional costs due to the addition of Harborside’s operations and a $7.3 million increase in our Inpatient Services segment significantly driven by an increase in therapy costs due to a higher number of Medicare patients requiring more rehabilitation therapy, and offset by a $2.0 million reduction in contract nursing labor.

Center rent expense increased $14.5 million, or 37.4%, to $53.3 million for the nine months ended September 30, 2007 from $38.8 million for the nine months ended September 30, 2006, due to $13.0 million of rent expense associated with the acquired Harborside operations and $1.5 million of scheduled rent increases.

General and administrative expenses increased $10.6 million, or 29.1%, to $47.0 million for the nine months ended September 30, 2007 from $36.4 million for the nine months ended September 30, 2006.  The increase was primarily due to stock-based compensation and various company initiatives in our Corporate segment.

Depreciation and amortization increased $12.1 million, or 105.2%, to $23.6 million (2.1% of net revenues) for the nine months ended September 30, 2007 from $11.5 million (1.5% of net revenues) for the nine months ended September 30, 2006, primarily as a result of the addition of the Harborside centers coupled with additional capital expenditures incurred for center improvement in 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $3.3 million, or 56.9%, to $9.1 million (0.8% of net revenues) for the nine months ended September 30, 2007 from $5.8 million (0.8% of net revenues) for the nine months ended September 30, 2006.  The increase was due to the addition of the Harborside operations coupled with the impact of a slowdown of Medicaid payments due to revised rules associated with Medicaid pending patients.

Net interest expense increased $14.8 million, or 105.0%, to $28.9 million (2.5% of net revenues) for the nine months ended September 30, 2007 from $14.1 million (1.9% of net revenues) for the nine months ended September 30, 2006. The increase was attributable to the debt incurred and assumed in the Harborside acquisition offset by a decrease due to the pay down of mortgages, notes payable and industrial revenue bonds, as well as several other existing obligations, during the first quarter of 2007.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for continuing operations for the periods presented (dollars in thousands):

	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006

Inpatient Services	$995,680	87.5%	$622,032	83.3%
Rehabilitation Therapy Services	93,942	8.3	89,083	11.9
Medical Staffing Services	81,434	7.2	64,799	8.7
Corporate	68	-	22	-
Intersegment Eliminations	(34,366)	(3.0)	(29,475)	(3.9)

Total net revenues	$1,136,758	100.0%	$746,461	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the periods presented (in thousands):

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Inpatient Services	$-	$-
Rehabilitation Therapy Services	31,894	28,723
Medical Staffing Services	2,472	752
Total intersegment revenue	$34,366	$29,475

The following table sets forth the amount of net segment income (loss) for the periods presented (in thousands):

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Inpatient Services	$89,731	$42,525
Rehabilitation Therapy Services	5,405	1,534
Medical Staffing Services	5,789	4,530
Net segment income before Corporate	100,925	48,589
Corporate	(70,038)	(41,706)
Net segment income	$30,887	$6,883

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $373.7 million, or 60.1%, to $995.7 million for the nine months ended September 30, 2007 from $622.0 million for the nine months ended September 30, 2006.  The addition of Harborside caused $329.2 million of the increase.  The remaining increase of $44.5 million was primarily the result of:

-
an increase of $15.9 million in Medicare revenues driven by an increase in Medicare Part A rates and an increase in Medicare Part B revenues, which drove $14.0 million and $1.9 million of the increase, respectively;

-	an increase of $15.2 million in Medicaid revenues due primarily to improved rates;

-	an $8.5 million increase in managed and commercial insurance revenues driven by a higher customer base and higher rates, which caused $5.5 million and $3.0 million of the increase, respectively;

-	a $5.9 million increase in Private revenues due to higher rates, which caused $5.4 million of the increase, and a higher customer base, which drove $0.5 million of the increase; and

-	an increase of $2.5 million in hospice revenues;

Offset in part by:

-	a $5.3 million decrease in Medicaid revenues due to a lower customer base; and

-	a $1.2 million decrease in Medicare revenues due to a lower customer base.

Operating salaries and benefits expenses increased $200.9 million, or 66.0%, to $505.1 million for the nine months ended September 30, 2007 from $304.2 million for the nine months ended September 30, 2006.  The accretive impact of the Harborside operations contributed $176.6 million of the increase with the remaining increase of $24.3 million attributable to the following:

-	wage increases and related benefits and taxes of $16.0 million;

-	an increase of $2.8 million in bonus expense;

-	an increase of $2.3 million in paid time-off, including sick, vacation and holiday;

-	a $1.7 million increase in overtime expenses; and

-	an increase of $1.5 million in health insurance costs.

Self-insurance for workers’ compensation and general and professional liability insurance increased $5.0 million, or 18.8%, to $31.7 million for the nine months ended September 30, 2007 as compared to $26.7 million for the nine months ended September 30, 2006.  The addition of Harborside contributed an increase of $8.3 million.  The decrease from same store operations of $3.3 million was due to:

-
a decrease of $2.6 million related to workers’ compensation expense driven by a decrease in the projection of 2007 ultimate loss estimates comprised of a decrease in both frequency and severity of claims; and

-	a decrease of $0.7 million in general and professional liability insurance due to decrease in 2007 ultimate loss estimates based on a decrease in both frequency and severity of claims.

Other operating costs increased $84.9 million, or 49.4%, to $256.6 million for the nine months ended September 30, 2007 from $171.7 million for the nine months ended September 30, 2006.  Approximately $77.5 million of this amount was due to the addition of Harborside.  The remaining increase of $7.4 million was primarily due to:

-	a $5.8 million increase in therapy costs due to an increase in Medicare patients requiring more rehabilitation

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

therapy;

-	a $1.5 million increase in supplies, due to higher costs for pharmacy, incontinency and food supplies;

-	a $0.7 million increase in repairs and maintenance expense both for our centers and information systems;

-	a $0.5 million increase in industry dues;

-	a $0.5 million increase in utilities expense; and

-	a $0.3 million increase in equipment and other operating rental expense;

Offset in part by:

-	a $2.0 million decrease in contract nursing labor.

General and administrative expenses increased $8.6 million, or 62.3%, to $22.4 million for the nine months ended September 30, 2007 from $13.8 million for the nine months ended September 30, 2006.  The addition of the Harborside operations accounted for $5.2 million of the increase with the remaining $3.4 million of increase due to the strategic addition of staff for hospice and clinical reimbursement and the filling of open positions.

The provision for losses on accounts receivable increased $3.4 million, or 61.8%, to approximately $8.9 million for the nine months ended September 30, 2007 from $5.5 million for the nine months ended September 30, 2006.  The addition of the Harborside operations with the impact of the slowdown of Medicaid cash receipts as a result of revised rules associated with Medicaid pending patients caused an increase of $3.8 million, which was offset by a $0.4 million decrease in same store operations.

Center rent expense of $52.5 million for the nine months ended September 30, 2007 increased $14.5 million, or 38.2%, compared to $38.0 million for the nine months ended September 30, 2006, due to $13.0 million of rent expense associated with the acquired Harborside operations and $1.5 million of scheduled rent increases on Sun centers.

Depreciation and amortization increased $11.4 million, or 122.6%, to $20.7 million for the nine months ended September 30, 2007 from $9.3 million for the nine months ended September 30, 2006. The increase was primarily attributable to the addition of the Harborside centers coupled with additional capital expenditures incurred for center improvement in 2007.

Net interest expense for the nine months ended September 30, 2007 was $8.1 million as compared to $10.2 million for the nine months ended September 30, 2006.  The decrease of $2.1 million, or 20.6%, was due to the pay down of mortgages, notes payable and industrial revenue bonds.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $4.8 million, or 5.4%, to $93.9 million for the nine months ended September 30, 2007 from $89.1 million for the nine months ended September 30, 2006.  Service volume growth in the affiliated business drove approximately $3.2 million of the increase.  Contract renegotiation and rehab agency business growth drove the remainder of the increase.

Operating salaries and benefits expenses increased $2.5 million, or 3.3%, to $78.2 million for the nine months ended September 30, 2007 from $75.7 million for the nine months ended September 30, 2006.  The increase was primarily driven by wage increases in combination with the overall service volume increase mentioned previously.

Other operating costs, including contract labor expenses, decreased $0.3 million, or 5.9%, to $4.8 million for the nine months ended September 30, 2007 from $5.1 million for the nine months ended September 30, 2006.  The decrease was primarily due to a reduction in contract labor.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

General and administrative expenses, decreased $1.3 million, or 26.0%, to $3.7 million for the nine months ended September 30, 2007 from $5.0 million for the nine months ended September 30, 2006. The decrease was primarily due to the reduction of our labor force in alignment with the adjusted portfolio.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $16.6 million, or 25.6%, to $81.4 million for the nine months ended September 30, 2007 from $64.8 million for the nine months ended September 30, 2006.  The increase was primarily the result of:

-	an increase of $10.5 million attributable to a 16.6% increase in billable hours;

-	an increase of $1.1 million due to an average bill rate per hour increase;

-	an increase of $2.2 million due to an increase in placement of personnel in schools and physician placement; and

-	an increase of $5.4 million due to addition of Harborside’s medical staffing business;

offset by

-	a decrease of $2.6 million related to disposed offices.

Operating salaries and benefits expenses were $63.4 million for the nine months ended September 30, 2007 as compared to $52.0 million for the nine months ended September 30, 2006, an increase of $11.4 million, or 21.9%. The increase in operating salaries and benefits resulted from the increase in business.

Other operating costs increased $3.6 million, or 94.7%, to $7.4 million for the nine months ended September 30, 2007 from $3.8 million for the nine months ended September 30, 2006.  The increase was primarily attributable to travel and lodging.

Corporate

General and administrative expenses not directly attributed to segments increased $10.6 million, or 29.1%, to $47.0 million for the nine months ended September 30, 2007 from $36.4 million for the nine months ended September 30, 2006. The increase was primarily due to increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) and additional costs incurred in the current period for company initiatives.  As a percent of consolidated revenues, general and administrative expenses were 4.1% for the nine months ended September 30, 2007 compared to 4.9% for the nine months ended September 30, 2006.

Interest expense

Net interest expense not directly attributed to operating segments increased $17.0 million, or 447.4%, to $20.8 million for the nine months ended September 30, 2007 from $3.8 million for the nine months ended September 30, 2006. The increase was due to the debt incurred and assumed in the Harborside acquisition.

Liquidity and Capital Resources

For the three months and nine months ended September 30, 2007, our net income was $5.2 million and $22.2 million, respectively.  As of September 30, 2007, our working capital was $57.5 million. As of September 30, 2007, we had cash and cash equivalents of $85.1 million, $722.0 million in borrowings, $50.0 million available on our line of credit and $20.0 million on our delayed draw term loan available to us for additional borrowing.

In April 2007, we completed the acquisition of Harborside.  We acquired all the outstanding stock of Harborside and refinanced or assumed Harborside’s debt. In connection with the acquisition of Harborside, we entered into the Credit Agreement. The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015, were used to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the debt of Harborside and replace our Revolving Credit Facility. The Credit Agreement also has provided or will provide funds for previously-exercised options related to the purchase of nine skilled nursing centers, as well as additional liquidity and a letter of credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Credit Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months. We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash Flows

During the three months ended September 30, 2007, net cash provided by operating activities increased by $15.7 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in net income of $6.4 million, (ii) our quarter-over-quarter increase in working capital changes of $4.5 million and (iii) a $4.7 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses.

Credit and Loan Agreements

In April 2007, we entered into the Credit Agreement in connection with the acquisition of Harborside.  The Credit Agreement, which is secured by substantially all of our assets, provided for $310.0 million in term loans, $55.0 million in delayed draw term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments. Availability of amounts under the Credit Agreement is subject to compliance with financial covenants.

The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) LIBOR, adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans, based on our total leverage ratio.

On July 24, 2007, we entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100 million and has a term of three years.  Settlement occurs on a quarterly basis, which is based upon floating rate of LIBOR and an annual fixed rate of 5.388%.

Other Debt

On April 12, 2007, we issued $200.0 million the Notes, which are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries and are unsecured.  The Notes mature on April 15, 2015, and we are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium as per the terms of the Notes.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9.125%.  The notes pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date of the Notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Our net long-term debt of $692.7 million includes $48.8 million representing Clipper debt.  Of the $27.6 million current portion of long-term debt as of September 30, 2007, $0.8 million represents Clipper debt.

Capital Expenditures

We incurred total net capital expenditures related primarily to improvements at existing centers, as reflected in the segment reporting, of $8.4 million and $5.5 million for the three months ended September 30, 2007 and 2006, respectively. Capital expenditures for the nine months ended September 30, 2007 and 2006 were $23.3 million and $14.1 million, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							September 30,	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 (1)	2006 (1)
	(Dollars in thousands)

Long-term Debt:
Fixed rate debt (2)	$25,414	$4,244	$12,068	$4,021	$22,059	$296,605	$364,411	$336,291	$126,728
Rate	7.6%	8.5%	8.5%	8.4%	6.4%	8.6%
Variable rate debt	$3,808	$7,249	$3,631	$14,408	$3,450	$325,030	$357,576	$332,964	$34,714
Rate	7.6%	7.8%	7.4%	7.8%	7.4%	7.4%

Interest rate swap:
Variable to fixed	$100,000	$100,000	$100,000	-	-	-		$(2,128)	-
Average pay rate	5.39%	5.39%	5.39%	-	-	-
Average receive rate	5.36%	5.36%	5.36%	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)
Fixed rate long-term debt includes $49.6 million related to the consolidation of Clipper as of September 30, 2007 and $50.1 million as of December 31, 2006. (See "Note 6 - Variable Interest Entities.")

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Disclosure controls  and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms and is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2007.  As discussed in Part II, Item 9A. “Controls and Procedures” of our 2006 Form 10-K/A, management was informed that the control deficiency related to the accounting for lease escalation clauses constituted a material weakness and that our internal control over financial reporting was therefore not effective as of December 31, 2006. As further discussed in our 2006 Form 10-K/A, Part II, Item 9A. “Changes to Internal Control over Financial Reporting,” the review process for new and/or modified lease agreements was enhanced by subjecting such agreements to a more thorough and detailed review, thereby remediating the material weakness so that ongoing internal controls are effective. We also implemented several new internal controls to enhance our review process, including controls related to our interest rate swap agreement.  No other change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into a new Credit Agreement (see “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”) in connection with the acquisition of Harborside. The proceeds of the Credit Agreement were principally used to finance the Harborside purchase and to refinance certain of our indebtedness and certain indebtedness of Harborside. As such, we have a significant amount of debt.  Our indebtedness could have important consequences such as: requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt; limiting our ability to fund working capital, capital expenditures, acquisitions and other general corporate requirements; and making us more vulnerable to general adverse economic and industry conditions.

ITEM 5. OTHER INFORMATION

On October 31, 2007, we entered into amendments to the employment agreements with Richard Matros, L. Bryan Shaul, William A. Mathies, Chauncey J. Hunker, Michael Newman and Heidi J. Fisher.  The compensation terms included within each of the amendments were approved by the Compensation Committee of our Board of Directors (the "Compensation Committee").

Each of the amendments revised the range of our targeted financial performance at which the employee would be entitled to a bonus.  The range as amended is 85% to 115% of target.  In addition, the amendments for Mr. Matros, Mr. Mathies and Dr. Hunker include a new provision that allows the Compensation Committee to reduce the bonuses that might otherwise be payable to such employees if the quality of care provided to the patients in the centers operated by SunBridge Healthcare Corporation and its subsidiaries does not meet established thresholds.

ITEM 6. EXHIBITS

10.1	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul.

10.2	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Michael Newman.

10.3	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Health Specialty Services, Inc. and William A. Mathies.

10.4	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Richard Matros.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.5	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker.

10.6	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher.

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

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

November 1, 2007